Form 10-K
period 1994-01-01
THERMO ELECTRON CORP
filed 1994-03-09
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------
                                   FORM 10-K
(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 1994

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                         Commission file number 1-8002

                          THERMO ELECTRON CORPORATION
             (Exact name of Registrant as specified in its charter)
Delaware                                                         04-2209186
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                           02254-9046
(Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
Title of each class                                     on which registered
- -------------------------------                     -----------------------
Common Stock, $1.00 par value                       New York Stock Exchange
Preferred Stock Purchase Rights
          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 1994, was approximately $1,967,000,000.

As of January 28, 1994, the Registrant had 47,933,007 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 1994, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 1994, are incorporated by reference into
Part III.
                                     PART I

Item 1.   Business

(a)  General Development of Business

Thermo Electron Corporation and its subsidiaries develop, manufacture, and market analytical and environmental-monitoring instruments, alternative-energy systems, industrial process equipment, biomedical products, and various devices based on advanced technologies. The Company also provides metallurgical heat-treating, environmental engineering, and analytical laboratory services. The Company conducts its business through its divisions and wholly owned subsidiaries, as well as majority-owned subsidiaries that are partially owned by the public or by private investors.

The Company has developed leading market positions in many lines of business, including analytical and environmental-monitoring instruments, biomass-fueled power plants, paper-recycling equipment, and papermaking accessories. The Company is currently seeking to establish leading market positions in the fields of left ventricular-assist devices, explosives-detection systems, thermal soil-remediation services, and dedicated natural gas engines for vehicles and stationary applications. The Company is developing new products in its Advanced Technologies segment, as well as other segments.

A key element in the Company's growth has been its ability to commercialize innovative products and services emanating from research and development activities conducted at the Company's various subsidiaries and divisions. The Company's strategy has been to identify business opportunities arising from social, economic, and regulatory issues and to seek a leading market share through the application of proprietary technology. As part of this strategy, the Company continues to focus on the acquisition of complementary businesses that can be integrated into existing core businesses to leverage the Company's access to new markets.

The Company believes that maintaining an entrepreneurial atmosphere is essential to continuing its growth and development. In order to preserve this environment, in 1983 the Company adopted the strategy of having certain subsidiaries sell a minority interest to outside investors. This permits the establishment of more focused management objectives and performance incentives and provides capital to support the subsidiaries' growth. The Company's operating philosophy is to manage both its wholly owned and majority-owned subsidiaries by providing centralized strategic planning, corporate development, administrative, financial and other services that would not be available to many independent companies of similar size. As of year-end 1993, the Company had 12 subsidiaries that have sold minority equity interests, nine of which are publicly traded.

Thermo Electron, a Delaware corporation, was incorporated in 1956, completed its initial public offering in 1967, and was listed on the New York Stock Exchange in 1980. The principal executive office of the Company is 81 Wyman Street, Waltham, Massachusetts 02254-9046 (telephone: 617-622-1000). Unless the context otherwise requires, "the Registrant" and "the Company" as used herein refer to Thermo Electron Corporation and its subsidiaries.

(b)  Financial Information About Industry Segments

The Company's products and services are divided into six segments: Instruments, Alternative-energy Systems, Process Equipment, Biomedical Products, Services, and Advanced Technologies. In some cases, products or services within a particular segment are provided by more than one subsidiary, and certain subsidiaries' products or services are included in more than one segment. The principal products and services offered by the Company in the six industry segments are described in detail below (see "Principal Products and Services"). Financial information concerning the Company's industry segments is summarized in Note 12 to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

(c)  Description of Business

     (i)  Principal Products and Services

Instruments
- -----------
The Company, through its Thermo Instrument Systems Inc. subsidiary, is a worldwide leader in the development, manufacture, and marketing of analytical instruments used to detect and measure air pollution, nuclear radioactivity, complex chemical compounds, toxic metals, and other elements in a wide variety of materials. In recent years, Thermo Instrument has completed a number of key acquisitions to expand and complement its existing lines of instruments, including: Finnigan Corporation, a leading manufacturer of mass spectrometers, in May 1990; Gas Tech Inc., a leading manufacturer of portable instruments and fixed-site systems for detecting and monitoring toxic and combustible gases, in May 1992; Nicolet Instrument Corporation, a leading manufacturer of instruments for numerous analytical, chemistry, engineering, and other applications, in August 1992; Gamma-Metrics, a manufacturer of analytical and nuclear reactor monitoring instruments, in January 1993; Spectra-Physics Analytical, a manufacturer of high performance liquid chromatography and capillary electrophoresis analytical instruments, in February 1993; and the radiation measurement products and radiometry process control divisions of FAG Kugelfischer Georg Shafer AG, in October 1993. On January 31, 1994, Thermo Instrument announced its intention to acquire, subject to regulatory approvals and the satisfaction of certain conditions to closing, several of the businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated for a cash purchase price of approximately $93 million. The businesses to be acquired manufacture products used for process control, process measurement and laboratory analysis.

The Company's instruments employ a variety of advanced technologies including spectral, electroanalytical, and separation techniques to determine the composition, or structure, and physical properties of natural and synthetic substances. The Company's instruments can be broadly categorized by their use as analytical or monitoring instruments.

Analytical Instruments

The Company's principal analytical instrument products are atomic emission and absorption spectrometers, Fourier transform infrared (FT-IR) and FT-Raman spectrometers, mass spectrometers, and high performance liquid chromatographs.

Atomic emission (AE) and atomic absorption (AA) spectrometers identify and measure trace quantities of metals, and other elements, in a wide variety of materials, including environmental samples (such as soil, water, and wastes), foods, drugs, cosmetics, and metal alloys. The Company sells these products to a wide range of customers in manufacturing industries, such as producers of aircraft, automobiles and trucks, computers, chemicals, food, and primary metals; service industries such as waste management companies and commercial testing laboratories; and government and university laboratories.

The Company is a leading manufacturer of both sequential AE spectrometers, in which elements are analyzed one at a time, and simultaneous AE spectrometers, in which many elements can be measured at one time. The Company produces AA spectrometers in single-, double-, and four-channel models. The Company is the only major producer of multichannel AA spectrometers, which provide several operational advantages over single-channel instruments, including speed of analysis, increased accuracy, reduced sample consumption, and analysis over an extended range of concentrations.

The Company's FT-IR and FT-Raman spectrometers are designed to nondestructively determine the chemical composition and physical properties of materials. These instruments are used in many areas of chemical research, industrial quality control and process monitoring, and for solving a wide variety of materials analysis problems. The Company offers a variety of models ranging from recently introduced models designed for routine applications to highly advanced research-grade FT-IR spectrometers.

The Company is a leading manufacturer of commercial mass spectrometers and has pioneered many of the significant developments and applications of mass spectrometry. The Company's mass spectrometry products identify and measure the components of a sample for organic chemical compounds or for inorganic elements. These instruments are used by customers in environmental analysis and pollution control; in research and the production of pharmaceuticals; in biochemistry; in analysis of foods, chemicals, and petrochemicals; and in health and forensic science. The Company provides both stand-alone spectrometers and combined systems that use chromatographs purchased from other companies. These products span a range of sensitivity, specificity, separation technologies, data-handling capabilities, sizes, and prices.

The Company also sells high performance liquid chromatography instruments and related equipment used principally in the production of pharmaceuticals, chemicals, and personal-care products, and for environmental monitoring. These instruments separate the chemical components of substances for purposes of identification and measurement. Capillary electrophoresis is a relatively new separation technique that is based on a combination of chromatographic and electroanalytical technologies and is particularly useful in biochemical, pharmaceutical, and environmental research. In addition, the Company manufactures and markets digital oscilloscopes and multichannel transient recorders, as well as X-ray imaging systems used for quality control in the electronics industry.

Monitoring Instruments

The Company also manufactures monitoring instruments for two principal markets: the detection and measurement of nuclear radiation, and the monitoring of air pollutants and detection of toxic and combustible gases.

The Company's nuclear radiation monitoring instruments detect and measure alpha, beta, gamma, neutron, or X-ray radiation emitted by natural sources and by radioactive materials found in nuclear power plants and certain governmental, industrial, and medical facilities. The Company is a leading manufacturer of a broad range of stand-alone and portable instruments and computer-integrated instrument systems used to ensure the protection of personnel from nuclear radiation. Nuclear power plants and U.S. Department of Energy facilities purchase approximately 85% of the radiation monitoring instruments sold by the Company.

The Company's air-monitoring instruments measure pollutants in ambient or "open" air and from stationary sources such as industrial smokestacks. The principal pollutants measured are oxides of nitrogen, sulfur dioxide, carbon monoxide, ozone, and volatile organic compounds. These instruments are used by utility and industrial customers to ensure compliance with environmental regulations, by government agencies to monitor air quality, and by research facilities. The

Occupational Safety and Health Administration's recently established safety requirements for protecting workers from toxic or explosive atmospheres in confined spaces are addressed with detectors, instruments, and systems for sensing, monitoring, and warning of such dangers. These worker-safety products are used in a wide range of applications, from large petrochemical plants, utilities, and industrial manufacturing facilities to commercial buildings.

Also included in the Company's monitoring instruments business is equipment that provides on-line, real-time analysis of elements in bulk raw materials, such as coal and cement. These analyzers are used by utilities to determine the sulfur content of coal to ensure compliance with air quality standards and by the cement industry to test raw materials to assure product quality and uniformity.

Revenues from instruments products were $516,712,000, $349,261,000, and $283,612,000 in 1993*, 1992, and 1991, respectively.


Alternative-energy Systems
- --------------------------
The Company's Alternative-energy Systems segment includes the construction, sale, and operation of alternative-energy power plants, the manufacture, sale, and servicing of packaged cooling and cogeneration systems, natural gas and marine engines, industrial refrigeration systems, and steam turbines and compressors and, beginning in early 1994, the operation of a waste-recycling facility.

Alternative-energy Power Plants

Through a division and its Thermo Energy Systems Corporation subsidiary, the Company develops, constructs, and operates alternative-energy power plants. The power plants, generally designed to burn low-grade fuels and to produce less than 100 megawatts of electric power, are either owned by the Company or sold to third parties upon completion and operated by the Company. The Company has completed and operates three wood-waste power plants and four agricultural-waste power plants, representing a net electric generating capacity of approximately 140 megawatts.

The Company also has substantial capabilities in developing and operating fossil-fuel cogeneration systems, which generate electricity and thermal energy in the form of steam, or hot or chilled water. The Company has built, on a turnkey basis, three fossil-fuel cogeneration systems that are owned and operated by others, and one system in Dade County, Florida, that is owned by a third party and operated by a joint venture of which the Company is a partner.

The facilities that are leased by the Company are owned by institutional investors and are leased on a long-term basis to the Company or to joint ventures or partnerships in which the Company has ownership interests. The Company uses internal funds for preconstruction development expenses and generally obtains external financing for construction. The Company has equity ownership interests in three operating plants. The Company may make additional significant equity investments in its projects in the future.

The Company participates in the operation of the Dade County Downtown Government Center cogeneration plant in Miami, Florida, through a joint venture of subsidiaries of the Company and Rolls-Royce, Inc. Because the demand for power and chilled water at the Downtown Government Center complex has been

- --------------------------
* References to 1993, 1992, and 1991 herein are for the fiscal years ended January 1, 1994, January 2, 1993, and December 28, 1991, respectively.

substantially less than anticipated since the plant's startup in 1987, and because the Company believes Dade County has breached its contractual obligations with respect to use of power at Dade County facilities outside the Government Center (affecting plant efficiencies), the joint venture has experienced continuing losses. The Company is involved in litigation and regulatory proceedings with respect to this project (see Item 3., "Legal Proceedings" below).

Revenues from alternative-energy power plant operations and construction were $128,558,000, $140,561,000, and $112,527,000 in 1993, 1992, and 1991,
respectively.

Waste-recycling Facility

In early 1994, the Company completed construction and commenced operation of a 2,100-ton-per-day municipal solid waste-recycling facility (the Recycling Facility) in San Diego County, California (the County). The Recycling Facility is the first such facility that the Company has built or operated. The construction of the Recycling Facility was financed by the issuance by the California Pollution Control Finance Authority of $133.5 million principal amount of bonds (the CPCFA Bonds), which are effectively guaranteed by the Company except under certain circumstances. The Company has entered into a 24-year agreement with the County under which the Company will recycle materials recovered from the County's waste stream and reduce the volume of remaining waste for a service fee. The service fee is calculated pursuant to a formula that includes a provision for debt service for the CPCFA Bonds, a passthrough of certain costs of operating the Recycling Facility, an operation and maintenance allowance, and an allocation of a portion of the proceeds from the resale of recovered materials generated by the Recycling Facility. The County has guaranteed that certain minimum amounts of waste will be brought to the Recycling Facility and the Company has guaranteed that the Recycling Facility is capable of processing a minimum amount of waste and of yielding certain percentages of recovered materials from recoverable waste. Except for risks associated with the nonperformance by the County of its obligations, the Company will bear most business and legal risks associated with operating the Recycling Facility. Although the Company believes that the Recycling Facility will be able to satisfy all applicable performance requirements, due to the novelty and complexity of the technology and processes involved, there can be no assurance that the Company will not encounter unanticipated operational difficulties.

Natural Gas Engines and Refrigeration Systems

The Company, through its Thermo Power Corporation subsidiary, designs, develops, manufactures, markets, and services environmentally sensitive and economically efficient power generation, cooling, and related products, many of which are fueled by natural gas. Thermo Power's 1992 acquisition of FES, Inc., a supplier of specialized ammonia-based, fluorocarbon-free refrigeration systems primarily used by the food-processing, pharmaceutical, and petrochemical industries, combined with its Crusader Engines division, a leading manufacturer of inboard marine engines, have expanded Thermo Power from an entity with a research and development focus to an integrated manufacturing operation.

Many of Thermo Power's products are powered by its proprietary low-emission natural gas-fueled TecoDrive engines, a family of General Motors Corporation gasoline engines that have been modified by Thermo Power to optimize performance on natural gas. Thermo Power is developing a number of applications for its TecoDrive engines, including driving irrigation pumping systems and other stationary power applications and powering various fleet vehicles. Thermo Power has established a marketing relationship with Blue Bird Corporation, a leading school bus manufacturer in the U.S., to provide TecoDrive engines as a production option for school buses built by Blue Bird. Thermo Power has also supplied TecoDrive engines for use in demonstrations by other fleet operators, including United Parcel Service, the U.S. Postal Service, and several fleets abroad. In addition to conducting research on natural gas engines for vehicles, Thermo Power, through its Tecogen division, has a research and development relationship with Carrier Corporation and the Gas Research Institute to develop natural gas engine-driven cooling systems.

The Company's Alternative-energy Systems segment also includes its Peter Brotherhood Ltd. subsidiary, a manufacturer of steam turbines and compressors based in the United Kingdom.

Process Equipment
- -----------------
The Company designs, manufactures, and sells advanced, custom-engineered processing machinery, including papermaking and paper-recycling equipment, metallurgical thermal-processing systems, and electroplating systems.

Papermaking and Paper-recycling Equipment

Through its Thermo Fibertek Inc. subsidiary, the Company manufactures and sells processing machinery and accessories for the papermaking and paper-recycling industries worldwide. The Company's principal products in this business include custom-engineered systems and equipment for the preparation of waste paper for conversion into recycled paper, and accessory equipment and related consumables that are of critical importance to the efficient operation of papermaking machines. The Company has developed what it believes is the most technologically advanced equipment for the preparation of white recycled fiber (e.g. printing and office paper, newsprint, and tissue). The Company sells in countries outside the Pacific Rim what it believes is the most technologically advanced equipment for the preparation of brown recycled fiber (e.g. corrugated boxes and paper bags) pursuant to a license from Aikawa Iron Works Ltd., a leading Japanese manufacturer of this equipment.

Thermo Fibertek also manufactures accessories used in the papermaking industry, and is a leading designer and manufacturer of doctor blades and showers that perform continuous on-line cleaning of rolls and fabrics used to protect papermaking machines from costly damage caused by web breaks. The Company seeks to expand its businesses through the introduction of new products and technologies and through select acquisitions. Thermo Fibertek expanded its existing market position in papermaking accessories through the September 1992 acquisition of Vickerys Holdings Limited, a U.K.-based manufacturer of doctoring systems and environmental process systems, and the June 1993 acquisition of AES, formerly Albany International Corp.'s Engineered Systems Division, a worldwide supplier of showering systems, formation systems, and water-filtration systems for the papermaking process.

Revenues from papermaking and paper-recycling equipment were $137,088,000, $125,577,000, and $124,731,000 in 1993, 1992, and 1991, respectively.

Metallurgical Thermal-processing Systems

The Company, through the Holcroft division of its Thermo Process Systems Inc.'s subsidiary, designs, manufactures, and sells computer-controlled, custom-engineered thermal-processing systems used to treat primary metals and metal parts. Holcroft's products include controlled-atmosphere systems used to impart desirable metallurgical properties, such as added tensile strength and wear resistance, and vacuum heat-treating systems used in forming metals into desired shapes.

The Company also manufactures electroplating systems, heavy metal and waste-treatment systems, and aqueous cleaning systems that offer an alternative to the use of ozone-damaging chemicals in a variety of production processes.

Biomedical Products
- -------------------
The Company's Biomedical Products segment comprises a number of different businesses, several of which have developed out of the Company's research related to ventricular-assist devices, which began in 1966. In addition, the Company has made several acquisitions, including International Technidyne Corporation (ITC) in 1991, the biomedical division of Nicolet Instrument Corporation (Nicolet Biomedical) and Lorad Corporation in 1992, and CBI Laboratories, Inc. in 1993.

ITC is a leading manufacturer of hemostasis management products, including blood coagulation-monitoring instruments. ITC also manufactures and markets skin-incision devices that can draw minute but medically significant blood samples through precisely controlled, pain-free incisions.

Nicolet Biomedical is a leading manufacturer of biomedical instruments for assessing muscle, nerve, sleep, hearing, and brain blood-flow disorders and for related work in clinical neurophysiology. These instruments are used in hospitals, clinics, universities, private practice medical offices, and medical research facilities by physicians and technologists for routine clinical testing and intra-operative monitoring. Nicolet Biomedical also produces systems that record and display spontaneous brain waves in the form of a topographic colored "map." Such maps of brain activity are used in conjunction with other measurements to assist in the diagnosis of various neurologic disorders.

Lorad is a leading U.S. manufacturer of low-dose X-ray mammography equipment and minimally invasive needle-biopsy systems. In 1992, Lorad introduced a digital imaging mammography system designed to target a specific area of the breast where a suspicious lesion has been detected, and create a digital image of the lesion on a video monitor. Digital imaging has advantages over traditional X-ray mammography because once the X-ray image has been converted into digital computer code, radiologists can enhance the image quality to scrutinize subtle differences that may go undetected on a film-based X-ray. Lorad's needle-biopsy systems provide a less-invasive alternative to conventional surgical biopsies. Compared with open surgery, these needle techniques are less traumatic to the patient, result in less scarring, which can affect the accuracy of future mammograms, and are performed on an outpatient basis at a significantly lower cost.

In December 1993, the Company's ThermoTrex Corporation subsidiary acquired CBI, a manufacturer of high-quality skin-care and other personal-care products sold through salons, spas, and department stores. It is anticipated that CBI will manufacture the lotion that is an integral part of ThermoTrex's laser-based system for long-term hair removal, which is being developed by ThermoLase Inc., a majority-owned subsidiary of ThermoTrex.

The Company's Thermedics Inc. subsidiary develops, manufactures, and markets enteral-nutrition delivery systems and solutions and a family of biocompatible polyurethanes, TecoflexR and TecothaneR, which are medical-grade plastics used in medical disposables and industrial applications.

Thermedics also manufactures Scent Seal (1) fragrance samplers, which were developed from the Company's polymer technology. Scent Seal fragrance samplers are used in magazines to seal fragrance renditions in perfume advertisements, and offer an alternative to commonly used fragrance strips.
- -------------------------------
(1) Scent Seal is a trademark of Scent Seal Inc.

The Company, through its Thermo Cardiosystems Inc. subsidiary, is a leader in the research and development of implantable left ventricular-assist devices (LVADs). These devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Unlike total artificial heart systems, which require removal of the natural heart, LVADs allow the heart to be left in place, preserving the heart's biological control mechanisms. The Company's devices are currently being used in clinical trials in patients awaiting heart transplants. The current version of the Company's air-driven LVAD has been implanted in more than 190 patients, and its battery-powered LVAD has been implanted in 12 patients. In December 1993, the FDA's Advisory Panel on Circulatory System Devices unanimously recommended commercial approval for the air-driven LVAD, providing that certain labeling conditions are met. The FDA is free to decide whether or not to accept this recommendation and whether to impose additional conditions upon the grant of commercial approval. The FDA may also impose limitations on the indicated uses for the air-driven LVAD and may require that the Company continue to submit clinical data after the product is approved. In any event, prior to the FDA's final decision on commercial approval, the Company must undergo a standard FDA review of product labeling and manufacturing practices. The Company expects that the FDA will not make a final approval decision until mid-1994 at the earliest. There can be no assurances, however, when the FDA's decision will be made or whether the FDA will approve the air-driven LVAD for commercial sale. The Company does not expect that it will file a premarket approval application for its electric LVAD before 1995.

Services
- --------
The Company provides analytical and environmental services in the fields of laboratory testing, engineering, and waste treatment. Through a network of facilities owned and operated by Thermo Instrument, the Company provides comprehensive laboratory-based environmental testing, analysis, and related services for the detection, measurement, and monitoring of hazardous wastes and radioactive materials. The Company's services also include design and construction inspection of water supply and wastewater treatment facilities, surveying and site planning, transportation engineering services, solid waste management services, and building services.

Thermo Process Systems' Thermo Remediation Inc. subsidiary operates a national network of facilities for remediating petroleum-contaminated soil. Thermo Remediation currently operates six soil-recycling centers, one each in Virginia, Florida, California and Oregon, and two in South Carolina. Thermo Remediation recently entered the waste fluids-recycling market through the acquisition of a fluids recovery company based in Arizona. A majority-owned subsidiary of Thermo Process, J. Amerika N.V., provides environmental services from its Netherlands-based operation.

In addition, metallurgical heat-treating services are provided for customers in the aerospace, defense, and other industries. The Company also provides metallurgical fabrication services, principally on high-temperature materials, for customers in the aerospace, medical, electronics, and nuclear industries.

Advanced Technologies
- ---------------------
Many of the Company's lines of business resulted from its research and development activities. In 1988, the operations constituting substantially all of the Company's research and development segment were combined into a subsidiary, which is now called ThermoTrex Corporation. ThermoTrex continues to conduct sponsored research and development and is also attempting to commercialize new products based on advanced technologies it has developed in its laboratories. Sponsored research and development conducted by this subsidiary, principally for the United States government, includes basic and applied research in electro-optical and electro-acoustic systems, advanced laser systems, thermodynamics, heat transfer, materials technology, and advanced parallel and signal processing. This work also includes design, development, and testing of prototype devices and systems.

Research and development currently in progress by ThermoTrex includes the development of a passive microwave camera that is intended to "see" through clouds and fog to enhance safety in aerial navigation, the Sonic CTTM (Computed Tomography) system for the early detection of breast cancer, a blood-flow measurement system, called the Doppler CT, for the diagnosis and monitoring of peripheral vascular disease, and a laser-based system, called ThermoLase, for the painless long-term removal of hair. ThermoTrex is also developing a full-breast digital mammography system. These products are at various stages of development and are subject to various levels of regulatory approval. Because these projects are still under development, no assurance can be given that the necessary approvals for any of the projects will be obtained on a timely basis, or at all, or that any of them will eventually result in commercially viable products.

Based on technology that has been used to develop instruments sold by the Company for the detection of nitrosamines and other nitrogen-based compounds, the Company, through a subsidiary of Thermedics, develops, manufactures, markets, and sells instruments to detect explosives (the EGISR system) and narcotics (the SentorR system) at airports and other locations. In 1992, Thermedics introduced a high-speed product quality assurance system based on its EGIS technology for use in bottling lines (the AlexusR system). The Company believes that the technology developed from this project may have applications in a range of environments where the ability to screen products during high-speed production, without interruption, will enhance product quality and increase efficiency.

The Company's Thermo Voltek Corporation subsidiary designs, develops, and manufactures test instruments that simulate different types of pulsed electromagnetic interference in order to test electronic and electrical systems and components for electromagnetic compatibility (EMC), provides EMC consulting and systems-integration services, distributes a range of EMC-related products and manufactures and markets specialized power supplies for telecommunications equipment. Thermo Voltek also designs, manufactures, and markets high-voltage power conversion systems, modulators, fast-repsonse protection systems, and related high-voltage equipment for industrial, medical, and environmental processes, and defense and scientific research applications.

Publicly and Privately Held Subsidiaries

In 1983, the Company adopted a strategy of having certain subsidiaries sell a minority interest in a public or private offering to outside investors. An important goal of this strategy is to provide the entrepreneurial atmosphere and focused performance incentives of a separate business. As of January 1, 1994, the Company had 12 subsidiaries that have sold minority equity interests, nine of which are publicly traded and three of which are privately held.

Thermedics Inc. develops, manufactures, and markets explosives- and drug-detection devices, product quality assurance systems, as well as biomaterials and other biomedical products. Thermedics' products are included in the Company's Biomedical Products and Advanced Technologies segments. On January 31, 1994, Thermedics announced its intention to acquire from Baker Hughes Incorporated two businesses that manufacture precision measurement and inspection equipment, for a cash purchase price of approximately $41 million.

     Thermo Cardiosystems Inc., a majority-owned subsidiary of Thermedics, performs research and development of implantable left ventricular-assist devices designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Thermo Cardiosystems' products are included in the Company's Biomedical Products segment.

     Thermo Voltek Corp., a majority-owned subsidiary of Thermedics, designs, develops, and manufactures instruments and systems that simulate the effects of pulsed electromagnetic interference and power interruptions, provides electromagnetic compatibility consulting and systems services, and designs, manufactures, and markets high-voltage power conversion systems for commercial, medical, defense, and industrial applications. Thermo Voltek's products are included in the Company's Advanced Technologies segment.

Thermo Instrument Systems Inc. develops, manufactures, and markets analytical and monitoring instruments used to detect and measure air pollution, nuclear radioactivity, toxic substances, chemical compounds, and trace quantities of metals, and other elements, in a wide variety of materials. Thermo Instrument also performs analytical laboratory services for the management of hazardous wastes and radioactive materials, and environmental science and engineering services. Thermo Instrument's products and services are included in the Company's Instruments and Services segments.

Thermo Process Systems Inc. designs, manufactures, and installs custom-engineered thermal-processing systems for treating primary metals and metal parts. The Company also provides a range of metallurgical processing services. Thermo Process' products and services are included in the Company's Process Equipment and Services segments.

     Thermo Remediation Inc., a majority-owned subsidiary of Thermo Process, operates a network of soil-recycling centers in the U.S. and provides waste fluids-recycling services. Thermo Remediation's services are included in the Company's Services segment.

     J. Amerika N.V., a majority-owned, privately held subsidiary of Thermo Process, provides environmental services in the Netherlands, including testing, removal, and installation of underground storage tanks, and groundwater cleanup. J. Amerika's services are included in the Company's Services segment.

Thermo Power Corporation manufactures, markets, and services industrial refrigeration equipment; natural gas engines for vehicles and stationary applications; natural gas-fueled cooling and cogeneration systems; and marine engines; and conducts research and development on low-emission engines and advanced systems for clean-coal combustion. Thermo Power's products are included in the Company's Alternative-energy Systems segment.

ThermoTrex Corporation manufactures and markets mammography and biopsy systems for the early detection of breast cancer, and conducts advanced-technology research and product development, which it is incorporating into commercial products for the medical imaging and avionics industries. ThermoTrex's products are included in the Company's Advanced Technologies and Biomedical Products segments.

     ThermoLase Inc., a majority-owned, privately held subsidiary of ThermoTrex, is developing a laser-based system for the long-term removal of hair, and manufactures high-quality skin-care products sold through salons, spas, and department stores. ThermoLase's hair-removal system is included in the Advanced Technologies segment and ThermoLase's skin-care products are included in the Company's Biomedical Products segment.

Thermo Fibertek Inc. develops, markets, and manufactures a range of equipment and accessory products for the domestic and international paper industry, including de-inking and stock-preparation equipment for paper recycling. Thermo Fibertek's products are included in the Company's Process Equipment segment.

Thermo Energy Systems Corporation, a majority-owned, privately held subsidiary, develops and operates alternative-energy power plants. Plants currently operated by the Company are owned by third parties and leased on a long-term basis to the Company, or are owned by joint ventures or partnerships in which the Company has ownership interests. Thermo Energy Systems' operations are included in the Company's Alternative-energy Systems segment.

The Company also has a number of wholly owned subsidiaries and divisions that develop, manufacture, and market neurophysiology monitoring instruments, blood-coagulation monitoring products and skin-incision devices, electroplating and wastewater treatment lines, and steam turbines and gas compressors, and provide services in metallurgical heat-treating and specialty metals fabrication. In addition, a division of the Company constructed and now operates a waste-recycling facility.

     (ii) New Products

The Company's business includes the development and introduction of new products and may include entry into new business segments. The Company has made no commitments to new products that require the investment of a material amount of the Company's assets, nor does it have any definitive plans to enter new business segments that would require such an investment (see Section (xi) "Research and Development").

     (iii) Raw Materials

In the opinion of management, the Company has a readily available supply of raw materials for all of its significant products from various sources and does not anticipate any difficulties in obtaining the raw materials essential to its business, except as described below.

The Company's Thermedics subsidiary relies upon a number of sole-source suppliers of chemical components used in the manufacture of two polyurethanes. In addition, Thermedics' Thermo Cardiosystems subsidiary relies upon a number of custom-designed components and materials supplied by other companies to manufacture its LVADs. In 1992, several suppliers of such components and materials notified Thermo Cardiosystems that they intended to exit the biomedical market. While the Company believes that the existing premarket approval application for Thermo Cardiosystems air-driven LVADs will not be affected by the discontinuation of these materials, any new materials used in the LVAD systems will require approval by the FDA. The Company's goal is to obtain FDA approval for alternative materials before Thermo Cardiosystems' existing supplies are depleted. The cost to the Company to evaluate and test alternative materials and the time necessary to obtain FDA approval for these materials are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of the alternative material to the original material, and the amount of third-party testing that may have already been completed on alternative materials. There can be no assurance, however, that Thermo Cardiosystems' existing supplies will not be depleted prior to the receipt of FDA approval.

     (iv) Patents, Licenses, and Trademarks

The Company considers patents to be important in the present operation of its business. However, the Company does not consider any patent, or related group of patents, to be of such importance that its expiration or termination would materially affect the Company's business taken as a whole. The Company seeks patent protection for inventions and developments made by its personnel and incorporated into its products or otherwise falling within its fields of interest. Patent rights resulting from work sponsored by outside parties do not always accrue exclusively to the Company and may be limited by agreements or contracts.

The Company protects some of its technology as trade secrets and, where appropriate, utilizes trademarks with its products. It also enters into license agreements with others to grant and/or receive rights to patents and know-how.

     (v)  Seasonal Influences

There are no significant seasonal influences on the Company's sales of products and services.

     (vi) Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

     (vii) Dependence on a Single Customer

No single customer accounted for more than 10% of the Company's total revenues in any of the past three years. The Advanced Technologies segment derived approximately 23% of its revenues in 1993 from contracts with various agencies of the U.S. government and approximately 45% of its revenues in 1993 from one customer for a high-speed product quality assurance system. In connection with the development of alternative-energy power plants, the Company typically enters into long-term power supply contracts with a single customer for the sale of power generated by each plant. Although the Alternative-energy Systems segment is, therefore, dependent upon a small number of customers, the Company believes that the nature of its customers (typically utilities) and the long-term nature of these contracts significantly reduce the risk associated with a small customer base.

     (viii) Backlog

The Company's backlog of firm orders at year-end 1993 and 1992 was as follows:

       (In thousands)                            1993           1992
       -----------------------------------------------------------------
       Instruments                               $115,600       $ 93,000
       Alternative-energy Systems                 370,600        375,800
       Process Equipment                           36,200         40,900
       Biomedical Products                         26,800         13,300
       Services                                    39,700         47,400
       Advanced Technologies                       29,100         25,900
                                                 --------       --------
                                                 $618,000       $596,300
                                                 ========       ========

Alternative-energy Systems segment backlog includes $281 million at year-end 1993 and 1992 for revenues to be earned over 24 years from the operation of the San Diego County waste-recycling facility, construction of which was completed in early 1994 (see "Alternative-energy Systems" under section (c), "Description of Business"). The Advanced Technologies segment backlog includes government contract orders that are firm but not yet funded. Such orders were $11.4 million and $11.7 million at year-end 1993 and 1992, respectively.

Backlog includes the uncompleted portion of research and development contracts and the uncompleted portion of certain equipment contracts that are accounted for using the percentage-of-completion method. The Company believes approximately 95% of the 1993 backlog, excluding backlog relating to the waste-recycling facility in San Diego County, will be filled during fiscal 1994. The Company believes that approximately $12 million of the backlog relating to the waste-recycling facility in San Diego County will be filled in fiscal 1994.

     (ix) Government Contracts

Approximately 3% of the Company's total revenues in fiscal 1993 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

     (x)  Competition

The Company is engaged in many highly competitive industries. The nature of the competition in each of the Company's markets is described below:

Instruments

The Company's instruments business generally competes on the basis of technical advances that result in new products and improved price-performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price. The Company believes it is among the principal manufacturers specializing in analytical instrumentation, although it faces significant competition from other companies and technologies in most of its product lines and its relative position in certain markets cannot be determined due to insufficient data. The Company believes it is the leading supplier of mass spectrometers, FT-IR spectrometers, FT-IR and FT-Raman microscopes, and optical plasma-emission spectrometers, and a major supplier of atomic absorption spectrometers. In liquid chromatography, the Company believes its competitors include several larger companies and numerous specialty manufacturers. In its remaining analytical instrument product lines, the Company believes its competitors are mainly smaller, specialized firms.

The Company is a leading manufacturer of ambient air monitoring instruments and a major manufacturer of source monitoring and worker-safety monitoring instruments. Some engineering companies compete for large ambient air monitoring installations, but they do not manufacture the individual instruments that form a major part of the system, therefore, they will often buy these from the Company on an OEM basis.

Alternative-energy Systems

Alternative-energy power plants are individually designed to meet customer specifications. Most customers solicit proposals from several companies and make a selection based upon engineering design capability, adherence to specifications, and previous experience with the supplier, as well as price and service.

The Company's sale of packaged cogeneration systems is subject to intense competition, both direct and indirect. Direct competitors consist of companies that sell cogeneration products resembling those sold by the Company. In addition, electric utility pricing programs provide competition for the Company's cogeneration products. Indirect competitors include manufacturers of conventional water heaters, air conditioners, and electric generator sets, since the economic benefits of the Company's cogeneration and cooling systems depend on the cost of conventional energy. The Company believes it competes in the sale of its systems on the basis of several factors, including product quality and reliability, operational savings, ease of installation, service, and price.

The Company anticipates that competition in the developing alternative-fuel engine market, specifically natural gas engines for vehicles, will be intense, and potential competitors may include major automotive and natural gas companies and other companies that have greater financial resources than those of the Company.

The Company has experienced intense competition in the marine engine business in recent years, primarily from the vertical integration of boat and engine manufacturers that has led to the acquisition of some of its former customers by competing engine manufacturers. Competition is primarily on the basis of quality, reliability, and service.

The Company's sale of industrial refrigeration systems is subject to intense competition. The industrial refrigeration market is mature, highly fragmented, and extremely dependent on close customer contacts. Major industrial refrigeration companies, of which FES is one, account for approximately one half of worldwide sales, with the balance generated by many smaller companies. The Company competes principally on the basis of its advanced control systems and overall quality, reliability, service, and price.

Process Equipment

The Company faces significant competition in the markets for both paper-recycling and web process equipment, and competes in these markets primarily on the basis of quality, service, technical expertise, and product innovation. The Company is a leading supplier of accessory equipment for papermaking machines, and competes in this market primarily on the basis of service, technical expertise, and performance.

Although the market for metallurgical processing systems is subject to intense competition worldwide, competition for particular projects is typically limited to only a few companies. The Company competes on the basis of several factors, including technical performance, product quality and reliability, timely delivery, and price.

Services

The Company competes in the emerging and highly fragmented market for soil-remediation services on its ability to offer customers superior protection from environmental liabilities from a national network of cleanup facilities. However, the Company faces competition in local markets from landfills and other remediation technologies as well as from companies competing with similar technologies, that limits the prices that can be charged by the Company. Pricing is therefore a major competitive factor to the Company.

The Company's metallurgical services business competes in specialty machining services. Competition is based principally on quality, service, price, and the ability to respond rapidly to customer requirements.

Hundreds of independent analytical testing laboratories and engineering and consulting firms compete for environmental services business nationwide. Many of these firms use equipment and processes similar to those of the Company. Competition is based not only on price, but also on reputation for accuracy, quality, and the ability to respond rapidly to customer requirements. In addition, many industrial companies have their own in-house analytical testing capabilities.

Biomedical Products

Competition in the markets for most of the Company's biomedical products, including those manufactured by Thermo Cardiosystems, Lorad, Nicolet Biomedical and ITC, is based to a large extent upon technical performance.

The Company is aware of one other company that is performing clinical trials in humans of a long-term LVAD and a portable electric LVAD. The Company is also aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of LVADs is a significant barrier to entry into that market. Consequently, the first companies to receive market approval from the FDA will have a significant competitive advantage.

Sales of Lorad X-ray mammography equipment are primarily limited to the U.S. Lorad and General Electric Company each have approximately 30% of the U.S. X-ray mammography market. The balance of the market is divided among approximately 10 other companies. The Company competes in this market principally on the basis of technological advances and technical service support and, to a lesser extent, price.

CBI competes with a number of small manufacturers and divisions of larger companies primarily on the basis of reputation, product quality, diversity of products and price.

Advanced Technologies

In its contract research and development business, the Company not only competes with other companies and institutions that perform similar services, but must also rely on the ability of government agencies and other clients to obtain allocations of research and development monies to fund contracts with the Company. The Company competes for its research and development programs principally on the basis of technical innovations. As government funding becomes more scarce, particularly for defense projects, the competition for such funding will become more intense. In addition, as the Company's programs move from the development stage to commercialization, competition is expected to intensify.

There are a number of competing technologies for instruments that detect explosives and narcotics, including makers of other chemical-detection instruments as well as enhanced X-ray detectors. Competition in this area is primarily based on performance and, to a lesser extent, price. Since use of the Company's explosives-detection instruments has not been mandated by the U.S. Federal Aviation Administration (FAA), most of the Company's sales of explosives-detection equipment are overseas. The Company believes that the manufacturers, if any, whose devices are required to be used by the FAA will have a substantial competitive advantage in the United States. The Company's product quality assurance systems compete with chemical-detection systems manufactured by several companies and with other technologies and processes for quality assurance. Competition in the markets for all of the Company's detection products is based primarily on performance and, to a lesser extent, price.

The Company estimates that there are between 10 and 20 companies that compete in each of the markets for pulsed electromagnetic interference test equipment, component reliability test equipment, and high-voltage power conversion systems of the general type manufactured and marketed by the Company. Competition is principally on the basis of reputation, technical expertise, and product performance.

     (xi) Research and Development

During 1993, 1992, and 1991, the Company expended $79,378,000, $58,101,000, and
$47,367,000, respectively, on research and development. Of these amounts, $20,435,000, $19,426,000, and $21,196,000 were sponsored by customers and
$58,943,000, $38,675,000, and $26,171,000 were Company-sponsored. Approximately
640 professional employees were engaged full-time in research and development activities at January 1, 1994.

     (xii) Environmental Protection Regulations

The Company believes that compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

     (xiii) Number of Employees

At January 1, 1994, the Company employed approximately 8,800 persons.

(d) Financial Information about Exports by Domestic Operations and about Foreign Operations

Financial information about exports by domestic operations and about foreign operations is summarized in Note 12 in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

(e)  Executive Officers of the Registrant

                              Present Title (Year First
Name                      Age Became Executive Officer)
- ------------------------- --- ----------------------------------
George N. Hatsopoulos (1) 67  Chairman of the Board, President,
                              Chief Executive Officer, and
                              Director (1956)
John N. Hatsopoulos (1)   59  Executive Vice President and Chief
                              Financial Officer (1968)
Robert C. Howard          63  Executive Vice President (1968)
Peter G. Pantazelos       63  Executive Vice President (1968)
Arvin H. Smith            64  Executive Vice President (1983)
William A. Rainville      52  Senior Vice President (1993)
Paul F. Kelleher          51  Vice President, Finance (1982)

(1) George N. Hatsopoulos and John N. Hatsopoulos are brothers.

Each executive officer serves until his successor is chosen or appointed and qualified or until earlier resignation, death, or removal. All executive officers have held comparable positions with the Company for at least the last five years.

Item 2.   Properties

The location and general character of the Company's principal properties by industry segment as of January 1, 1994, are as follows:

Instruments

The Company owns approximately 697,000 square feet of office, engineering, laboratory, and production space, principally in California, Colorado, Florida, New Mexico, Wisconsin, Germany, and England, and leases approximately 694,000 square feet of office, engineering, laboratory, and production space principally in California, Connecticut, Massachusetts, Wisconsin, Germany, and Japan, under leases expiring from 1994 to 2017.

Alternative-energy Systems

The Company owns approximately 413,000 square feet of office, engineering, and production space in Pennsylvania and England, and leases approximately 208,000 square feet of office, engineering, laboratory, and production space principally in Massachusetts and Michigan, under leases expiring from 1994 to 2005.

The Company operates four alternative-energy power plants in California, Maine, and New Hampshire, under leases expiring from 2003 to 2009. The Company owns three alternative-energy power plants in New Hampshire and California and a waste-recycling facility in California.

Process Equipment

The Company owns approximately 1,153,000 square feet of office, laboratory, and production space, principally in Connecticut, Massachusetts, New York, Canada, England, France, and Mexico, and leases approximately 471,000 square feet of office, engineering, and production space principally in Georgia, Michigan, and Wisconsin, under leases expiring from 1994 to 2000.

Biomedical Products

The Company owns approximately 96,000 square feet of office and production space in Connecticut and New Jersey, and leases approximately 286,000 square feet of office, engineering, laboratory, and production space in Illinois, Massachusetts, New Jersey, and Texas, under leases expiring from 1995 to 2003.

Services

The Company owns approximately 1,855,000 square feet of office, laboratory, and production space, principally in California, Florida, Minnesota, Oregon, South Carolina, and the Netherlands, and leases approximately 782,000 square feet of office, engineering, laboratory, and production space principally in Arizona, California, Massachusetts, New Jersey, New Mexico, and South Carolina, under leases expiring from 1994 to 2008.

Advanced Technologies and Corporate Headquarters

The Company owns approximately 126,000 square feet of office space in Massachusetts and New York and leases approximately 231,000 square feet of office, engineering, and laboratory space principally in California, Massachusetts, and the Netherlands, under leases expiring from 1994 to 2003.

The Company believes that its facilities are in good condition and are suitable and adequate to meet its current needs, and that suitable replacements are available on commercially reasonable terms for any leases which expire in 1994 in the event that the Company is unable to renew such leases on reasonable terms.


Item 3.   Legal Proceedings

The Company participates in the operation of the Dade County Downtown Government Center cogeneration facility in Miami, Florida, through a 50/50 joint venture of subsidiaries of the Company and Rolls-Royce, Inc. The joint venture sells electricity to Metropolitan Dade County (the County) pursuant to an energy purchase contract signed in 1983. Because the demand for power and chilled water at the Government Center complex has been substantially less than anticipated since the plant's startup in 1987, and because the Company believes the County has breached its contractual obligations with respect to the use of power at County facilities outside the Government Center (affecting plant efficiency), the joint venture has experienced continuing losses. The joint venture sells over half of its actual output to the County and the balance to Florida Power and Light (the local utility). On April 13, 1992, the joint venture re-filed a lawsuit against the County (originally brought in 1988) in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, seeking in excess of $60 million in damages and alleging that the County was in breach of the energy purchase contract and had misrepresented its demand for electrical power. The County has asserted counterclaims in excess of $28 million against the joint venture, the Company, and Rolls-Royce, alleging, among other things, failure to properly maintain and operate the facility and to use its best efforts to maximize use of the facility's output. The County has also asserted that the joint venture is responsible for local property taxes on the project, totaling approximately $10.5 million to date, which the joint venture disputes. On May 18, 1993, the County filed a petition with the Florida Public Service Commission, asserting that the joint venture was engaged in the retail sale of electricity without complying with the rules governing public utilities. The County has filed a similar motion in the state court case alleging that the contract was illegal. Trial of the state court action has been delayed while the County and the joint venture attempt to settle the dispute.

On May 28, 1993, the County brought a parallel proceeding before the Federal Energy Regulatory Commission (FERC) seeking to terminate the project's qualifying facility status under the Public Utility Regulatory Policies Act of 1978 (PURPA) for failure to meet certain required efficiency standards at various times from 1987 to the present (PURPA generally obligates utilities, such as Florida Power and Light, to purchase electricity from qualifying facilities at the utilities' avoided cost and exempts qualifying facilities from various Federal and state regulations, such as the Federal Power Act (FPA).) The Company believes the project currently meets the efficiency standards and therefore currently has qualifying facility status. However, on October 21, 1993, FERC issued an order finding that, although the project met the efficiency standards for 1992, the project did not meet such standards from 1987 through 1991. FERC denied the joint venture's request for a waiver of the efficiency standards for that period and also directed the joint venture to show cause why FERC should not find that the joint venture was a public utility for FPA purposes during that period. If the joint venture is retroactively deemed a public utility under FPA, FERC could impose refund liabilities and other penalties to the extent FERC does not find either that the joint venture complied with relevant FERC regulations or that the regulations should be waived. The joint venture has been granted a rehearing of the FERC decision and has asserted various grounds for reversal. The joint venture is also entitled to appeal FERC's final decision, if necessary. In the rehearing, the County and

Florida Power and Light argued before FERC that the project did not meet the efficiency standards for 1992. The County is also using FERC's decision in an attempt to have the state court declare the energy purchase contract illegal under Federal law.

The joint venture leases its generating equipment from Florida Energy Partners Limited Partnership (FEP). If the energy purchase contract were to be held illegal, FEP could declare a default by the joint venture under the lease with FEP, and the County could be released from its obligation to buy electricity from the joint venture. In the lease, the joint venture also covenanted that the project would maintain PURPA qualifying facility status. If the joint venture is deemed to have breached this covenant, FEP could declare a default under the lease. In the event of a default under the lease, among other things, FEP could seek to sell or re-lease the equipment and the Company generally would be liable for one-half of any deficiency between (a) in the event of a sale, approximately $54 million and the amount realized from the sale or (b) in the case of re-lease, one-half of the difference between the present value of future rental and prepayment penalty under the lease (approximately $42 million) and the present value of a fair rental value to be collected from a new tenant.

The joint venture's revenues and net losses for (a) the year ended
January 1, 1994 were $5.0 million and $12.5 million, respectively (exclusive of a $15.0 million reserve the Company recorded in 1993 in connection with this project) and (b) the cumulative period 1987 through 1991 were $26.3 million and $23.0 million, respectively. The Company reports its interest in the joint venture's results of operations using the equity method of accounting. Under this method, the Company records 50% of the joint venture's loss, but does not report as revenues any of the joint venture's revenues.

On or about September 8, 1993, the Connecticut Department of Environmental Protection (DEP) served pretrial memoranda in the action captioned "Timothy R.E. Keeney, Commissioner of Environmental Protection vs. Napco, Inc.," in Hartford County (Connecticut) Superior Court, seeking civil penalties from the Company's Napco, Inc. subsidiary for alleged violations of state law relating primarily to labeling and storage of on-site containers allegedly containing hazardous materials, and related record-keeping matters. The allegations do not involve damage to the environment. The DEP seeks to have the court impose civil penalties of up to $25,000 per day per violation, allegedly totaling several million dollars. Napco, Inc. has denied the DEP's allegations, and is defending the case vigorously and asserting all available defenses. The Company believes that any settlement of this matter by its subsidiary will not have a material adverse effect on the Company.

Certain subsidiaries of the Company, including those recently acquired by the Company, have been notified that the U.S. Environmental Protection Agency (EPA) has determined that a release or a substantial threat of a release of a hazardous substance, as defined in the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA or the Superfund law), occurred at sites to which chemical or other wastes generated by the manufacturing operations of these companies may have been sent. These notifications generally also allege that these companies may be potentially responsible parties with respect to the remedial actions needed to control or clean up any such releases. Under CERCLA, responsible parties can include current and previous owners of the site, generators of hazardous substances disposed of at the site, and transporters of hazardous substances to the site. Each responsible party can be jointly and severally liable, without regard to fault or negligence, for all costs associated with site remediation. In each instance the Company believes that its subsidiary is one of several companies that received such notification and who may likewise be held liable for any such remedial costs.

The Company is also involved in situations under state environmental laws with respect to certain other sites where remediation may be required. The Company is conducting investigative or remediation activities at these sites pursuant to arrangements with state environmental agencies.

The Company evaluates its potential liability as a responsible party for these environmental matters on an ongoing basis subject to factors such as the estimated remediation costs, the nature and duration of the Company's involvement with the site, the financial strength of other potentially responsible parties, and the availability of indemnification from previous owners of acquired businesses. Estimated liabilities are accrued in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." To date, the Company has not incurred any significant liability with respect to any of these sites and anticipates that future liabilities related to sites where the Company is currently a potentially responsible party or is otherwise conducting investigative or remediation activities, will not have a material adverse effect on its business, results of operations, or financial position.


Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Information concerning the market and market price for the Registrant's Common Stock, $1.00 par value, and related matters, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.   Selected Financial Data

The information required under this item is included under the sections "Ten Year Financial Summary" and "Dividend Policy" in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The Registrant's Consolidated Financial Statements as of January 1, 1994, are included in the Registrant's 1993 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

                                    PART III



Item 10.  Directors and Executive Officers of the Registrant

The information concerning Directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Disclosure of Certain Late Filings" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


Item 11.  Executive Compensation

The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


Item 13.  Certain Relationships and Related Transactions

The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                    PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a), (d) Financial Statements and Schedules

       (1) The financial statements set forth in the list below are filed as part of this Report.

       (2) The financial statement schedules set forth in the list below are filed as part of this Report.

       (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

       List of Financial Statements and Schedules Referenced in this Item 14

       Information incorporated by reference from Exhibit 13 filed herewith:

           Consolidated Statement of Income
           Consolidated Balance Sheet
           Consolidated Statement of Cash Flows
           Consolidated Statement of Shareholders' Investment
           Notes to Consolidated Financial Statements
           Report of Independent Public Accountants

       Certain Financial Schedules included herewith:

       Schedule I:     Marketable Securities Short- and Long-term
       Schedule II: Amounts Receivable From Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties
       Schedule VIII:  Valuation and Qualifying Accounts
       Schedule IX:    Short-term Borrowings
       Schedule X:     Supplemental Income Statement Information

       All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)  Reports on Form 8-K

During the Company's fiscal quarter ended January 1, 1994, the Company was not required to file, and did not file, any Current Report on Form 8-K.

(c)  Exhibits

See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 1994

                                    THERMO ELECTRON CORPORATION


                                    By: George N. Hatsopoulos
                                        George N. Hatsopoulos
                                        President and Chief Executive
                                        Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 9, 1994.

  Signature                      Title
  ---------                      -----

By: George N. Hatsopoulos        President, Chief Executive Officer,
    George N. Hatsopoulos        Chairman of the Board and Director

By: John N. Hatsopoulos          Executive Vice President and Chief
    John N. Hatsopoulos          Financial Officer

By: Paul F. Kelleher             Vice President, Finance
    Paul F. Kelleher             (Chief Accounting officer)

By: John M. Albertine            Director
    John M. Albertine

By: Peter O. Crisp               Director
    Peter O. Crisp

By: Elias P. Gyftopoulos         Director
    Elias P. Gyftopoulos

By: Frank Jungers                Director
    Frank Jungers

By: Robert A. McCabe             Director
    Robert A. McCabe

By: Frank E. Morris              Director
    Frank E. Morris

By: Donald E. Noble              Director
    Donald E. Noble

By: Hutham S. Olayan             Director
    Hutham S. Olayan

By:                              Director
    Roger D. Wellington

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Shareholders and Board of Directors of Thermo Electron Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Electron Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 on page 23 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                               Arthur Andersen & Co.


Boston, Massachusetts
February 17, 1994

SCHEDULE I


                          Thermo Electron Corporation

                   Marketable Securities Short- and Long-term
                                 (In thousands)
                                January 1, 1994

                                                                  Amount
                                                        Market   Carried
                                                 Cost    Value        in
Name of Issuer and Title of       Principal   of Each  of Each   Balance
Each Issue                           Amount  Issue(a)    Issue  Sheet(a)
- --------------------------------- ---------  -------- --------  --------
Corporate Notes:

 ACM Managed Income Fund           $  4,900  $  4,899 $  4,900  $  4,900
 Alexander Haagen Properties Inc.     2,000     2,000    2,000     2,000
 American Express Corporation         1,000     1,069    1,076     1,000
 Anagram Funding Corp.                5,000     5,000    5,000     5,000
 Bankers Trust New York Corp.         5,000     5,000    5,000     5,000
 Bear Stearns Companies Inc.          6,000     6,039    6,032     6,000
 British Petroleum North America      4,500     4,609    4,604     4,500
 Broken Hill Properties
  Operations Inc.                    10,000    10,000   10,000    10,000
 Caterpillar Financial Services Inc.  8,000     8,017    8,014     8,000
 Chrysler Financial Corp.             9,000     9,062    9,129     9,000
 Chubb Capital Corp.                  5,100     5,100    5,100     5,100
 Coca-Cola Enterprises Inc.             800       800      818       800
 Dean Witter Discover & Co.           5,000     5,000    5,000     5,000
 Dow Chemical Corp.                  10,000    10,000   10,000    10,000
 Eastman Kodak Corporation            6,000     2,785    2,753     6,000
 First Australia Prime Income Fund   15,000    15,000   15,000    15,000
 Ford Motor Credit Company           10,000    10,000   10,013    10,000
 Freeport McMoran Inc.                2,000     2,000    1,990     2,000
 General Electric Capital
  Corporation                         7,225     7,446    7,583     7,225
 General Motors Acceptance
  Corporation                        19,590    20,033   20,072    19,590
 Halliburton Co.                      6,000     2,651    2,925     6,000
 IBM Corporation                      7,000     7,000    6,983     7,000
 Kimberly-Clark Corp.                 2,775     3,126    2,970     2,775
 MCI Communications Corp.             3,000     3,019    3,012     3,000
 Meditrust                            4,200     4,577    4,537     4,200
 Merrill Lynch & Co.                  7,000     7,174    7,158     7,000
 National Health Investors Inc.       5,000     5,095    5,000     5,000
 Pepsi Corporation                    5,000     5,267    5,260     5,000
 Pfizer Inc.                          1,200     1,200    1,200     1,200
 Pioneer International Hong
  Kong Ltd.                           5,000     5,000    5,000     5,000
 Pitney Bowes Inc.                    1,350     1,432    1,406     1,350
 RJR Nabisco Inc.                     4,000     4,482    4,378     4,000
 Safeway Stores Inc.                  2,000     1,995    2,044     2,000
 Seven World Trade Finance Inc.       5,000     5,000    5,000     5,000
 Shearson Lehman Hutton Inc.          1,000     1,039    1,150     1,000
 Sizeler Property Investors           1,000     1,000    1,000     1,000
 Southwestern Bell Capital
  Corporation                      $  2,000  $  2,085 $  2,129  $  2,000

                                                                  Amount
                                                        Market   Carried
                                                 Cost    Value        in
Name of Issuer and Title of       Principal   of Each  of Each   Balance
Each Issue                           Amount  Issue(a)    Issue  Sheet(a)
- --------------------------------- ---------  -------- --------  --------

 Texaco Capital Inc.               $  2,000  $  2,057 $  2,073  $  2,000
 The Limited Inc.                     7,200     7,200    7,200     7,200
 Time Warner Inc.                     2,000     2,069    2,095     2,000
 Union Bank of Finland                2,000     2,034    2,045     2,000
 USX Corporation                      4,000     1,420    1,640     4,000
 Waste Management Inc.                3,500     3,526    3,679     3,500
 Xerox Corporation                    1,870     1,906    1,911     1,870
                                   --------  -------- --------  --------
                                    221,210   215,213  215,879   221,210
                                   --------  -------- --------  --------

Commercial Paper:

 Allianz of America Finance Corp. 5,000 4,911 5,000 5,000 American International Group
  Funding                            10,000     9,996   10,000    10,000
 Bank of New York                    10,000     9,985   10,000    10,000
 Baxter International                 5,000     4,971    5,000     5,000
 Conagra Inc.                         5,000     4,984    5,000     5,000
 Daimler Benz North America Corp.    10,000     9,991   10,000    10,000
 GTE Corporation                      5,000     4,978    5,000     5,000
 Merrill Lynch & Co.                  5,000     4,975    5,000     5,000
 R.R. Donnelley & Sons               10,000     9,996   10,000    10,000
 Time Warner Inc.                     5,000     4,971    5,000     5,000
 Xerox Credit Corp.                   5,000     4,990    5,000     5,000
                                   --------  -------- --------  --------
                                     75,000    74,748   75,000    75,000
                                   --------  -------- --------  --------
Money Market Preferred Stock:

 Bank America Corporation             1,000     1,187    1,100     1,000
 Duff & Phelps Selected
  Utilities                           5,000     5,000    5,000     5,000
 Elf Acquitaine Finance USA           7,500     7,500    7,500     7,500
 Ford Holdings Inc.                   5,900     5,925    5,934     5,900
 Lasalle National Corp.               1,000     1,000    1,000     1,000
 Lasmo Funding Corp.                  5,000     5,000    5,000     5,000
 Rhone Poulenc Equity
  Development Inc.                    5,000     5,000    5,000     5,000
 Select Asset Funding                10,400    10,400   10,400    10,400
 Texaco Inc.                         10,750    10,804   10,763    10,750
                                   --------  -------- --------  --------
                                     51,550    51,816   51,697    51,550
                                   --------  -------- --------  --------
U.S. Government and Agencies:

 Federal Home Loan Bank             18,000     18,080   18,181    18,000
 Federal Farm Credit                 8,000      9,513    9,689     8,000
 Federal Home Loan Mortgage Corp. 9,675 9,881 9,769 9,675 Federal National Mortgage
  Association                     $ 44,000   $ 45,159 $ 45,260  $ 44,000

                                                                  Amount
                                                        Market   Carried
                                                 Cost    Value        in
Name of Issuer and Title of       Principal   of Each  of Each   Balance
Each Issue                           Amount  Issue(a)    Issue  Sheet(a)
- --------------------------------- ---------  -------- --------  --------

 Student Loan Marketing
  Association                      $  2,000  $  2,015 $  2,015  $  2,000
 Overseas Private Investment Corp.    2,800     2,800    2,800     2,800
 U.S. Treasury                        7,000     6,919    7,098     7,000
 CMO Agency Fund                     20,903    20,903   21,162    20,903
                                   --------  -------- --------  --------
                                    112,378   115,270  115,974   112,378
                                   --------  -------- --------  --------
Tax-exempt Securities:

 Chicago Illinois School
  Finance Authority                   2,000     2,195    2,191     2,000
 Intercapital Insured Trust           3,050     3,050    3,050     3,050
 Intermountain Power Agency, Utah     2,000     2,206    2,196     2,000
 La Grange, Georgia                   1,330     1,483    1,370     1,330
 Metro Atlantic Rapid Trust           1,000     1,098    1,097     1,000
 Muniyield Fund Inc.                  5,300     5,300    5,300     5,300
 Muniyield New Jersey                 8,000     7,991    8,002     8,000
 Muniyield Quality IIC Inc.           5,000     4,997    5,005     5,000
 Nuveen Insured Municipal
  Fund Inc.                           3,500     3,567    3,553     3,500
 Nuveen Premier Income Fund           5,000     5,000    5,000     5,000
 Nuveen Performance Plus Fund         3,000     3,000    3,003     3,000
 Nuveen Quality Municipal Fund        3,300     3,307    3,332     3,300
 Nuveen Municipal Advantage Fund      1,500     1,497    1,509     1,500
 Nuveen California Quality Fund       1,700     1,694    1,709     1,700
 Van Kempen Municipal Trust           4,500     4,493    4,534     4,500
                                   --------  -------- --------  --------
                                     50,180    50,878   50,851    50,180
                                   --------  -------- --------  --------
Asset-backed Securities:

 FHLMC-1232 Class B                   5,000     4,939    5,034     5,000
 FHLMC-1237 Series D                  5,000     4,894    5,003     5,000
 First Chicago Trust Series 93F       7,000     7,016    7,009     7,000
                                   --------  -------- --------  --------
                                     17,000    16,849   17,046    17,000
                                   --------  -------- --------  --------
Other:

 Common Stock                        12,907    12,907   12,730    12,556
 Bank Time Deposit                   30,875    30,875   30,875    30,875
 Whole Loan Repurchase Agreement     25,000    25,000   25,000    25,000
 Government Money Market Cash       127,972   127,972  127,972   127,972
 Money Market Cash                   11,461    11,461   11,461    11,461
 Cash in Bank Accounts               39,811    39,811   39,811    39,811
 Other                             $  3,106  $  3,106 $  3,106  $  3,106

                                                                  Amount
                                                        Market   Carried
                                                 Cost    Value        in
Name of Issuer and Title of       Principal   of Each  of Each   Balance
Each Issue                           Amount  Issue(a)    Issue  Sheet(a)
- --------------------------------- ---------  -------- --------  --------

 Accrued Interest                  $  3,996  $  3,996 $  3,996  $  3,996
 Accrued Discount/Surplus                 -         -        -    (4,171)
                                   --------  -------- --------  --------
                                    255,128   255,128  254,951   250,606
                                   --------  -------- --------  --------
Total Cash, Cash Equivalents,
 Short- and Long-term
 Investments, and
 Restricted Funds                  $782,446  $779,902 $781,398  $777,924
                                   ========  ======== ========  ========

(a) The cost of certain securities exceeds the amount carried on the balance sheet due to the purchase of these securities at a premium. "Accrued discount/surplus" represents the unamortized discount/premium as of January 1, 1994.

SCHEDULE II


                          Thermo Electron Corporation

                  Amounts Receivable From Related Parties and
                     Underwriters, Promoters, and Employees
                           Other Than Related Parties
                                 (In thousands)



                                      Balance,                        Balance,
                                     Beginning                          End of
Year Ended         Name of Debtor(a)   of Year   Additions  Deductions    Year
- -----------------  ----------------- ---------   ---------  ---------- -------

January 1, 1994    Kenneth L. Wood      $  775      $  450      $    -  $1,225
                   Kenneth L. Wood      $  588      $    -      $    -  $  588

January 2, 1993    Kenneth L. Wood      $    -      $  775      $    -  $  775
                   Kenneth L. Wood      $  588      $    -      $    -  $  588

December 28, 1991  Kenneth L. Wood      $  588      $    -      $    -  $  588

(a) The $588,000 represents a noninterest bearing note receivable which is payable to the Company's Thermo Process Systems Inc. subsidiary on April 14, 1994. This amount is included in "Accounts receivable" in the Consolidated Financial Statements included in the Registrant's 1993 Annual Report to Shareholders. The $1,225,000 represents a note receivable which bears interest at the Broker Call Rate, minus 25 basis points, and is payable to the Company on September 18, 1995. This note is included in "Other Assets" in the Consolidated Financial Statements included in the Registrant's 1993 Annual Report to Shareholders. These notes were secured by a pledge of Thermo Process common stock and were repaid in full in January 1994. As of January 1, 1994, Kenneth L. Wood was an employee of Thermo Process.

SCHEDULE VIII


                          Thermo Electron Corporation

                       Valuation and Qualifying Accounts
                                 (In thousands)

                           Year Ended January 1, 1994




                                 Charged
                     Balance,         to                    Accounts  Balance,
                    Beginning  Costs and           Accounts  Written       End
Description           of Year   Expenses Other(a) Recovered      Off   of Year
- ------------------------------------------------------------------------------

Allowance for
 Doubtful accounts    $11,341      2,675   1,532      1,961   (3,380)  $14,129
==============================================================================

                           Year Ended January 2, 1993




                                 Charged
                     Balance,         to                    Accounts  Balance,
                    Beginning  Costs and           Accounts  Written       End
Description           of Year   Expenses Other(a) Recovered      Off   of Year
- ------------------------------------------------------------------------------

Allowance for
 Doubtful accounts    $10,865      2,021   1,760        144   (3,449)  $11,341
==============================================================================

                          Year Ended December 28, 1991




                                 Charged
                     Balance,         to                    Accounts  Balance,
                    Beginning  Costs and           Accounts  Written       End
Description           of Year   Expenses Other(a) Recovered      Off   of Year
- ------------------------------------------------------------------------------

Allowance for
 Doubtful accounts    $10,894      3,020      71        173   (3,293)  $10,865
==============================================================================

(a) Allowances of businesses acquired during the year as described in Note 2 to Consolidated Statements in the Registrant's 1993 Annual Report to Shareholders.

SCHEDULE IX


                          Thermo Electron Corporation

                             Short-term Borrowings
                       (In thousands except percentages)


                              At Year-end            During the Year
                           ---------------- ---------------------------------
                                   Weighted                          Weighted
                                    Average     Highest  Average of   Average
                  Category         Interest Quarter-end Quarter-end  Interest
Year Ended           (a)   Balance     Rate     Balance    Balances  Rate (b)
- ----------------- ------- -------- -------- ----------- -----------  --------

January 1, 1994     Bank   $45,851     6.2%     $45,851     $30,047      6.5%
January 2, 1993     Bank   $22,034     7.6%     $22,034     $13,341      9.5%
December 28, 1991   Bank   $ 4,904     8.6%     $ 6,750     $ 5,477     10.2%



(a) This schedule does not include current maturities of long-term obligations.

(b) Calculations are based on the average daily interest rates in effect during the periods the loans were outstanding.

- --------------------------------------------------------------------------------


SCHEDULE X


                          Thermo Electron Corporation

                   Supplemental Income Statement Information
                                 (In thousands)


                                             Year Ended
                          ---------------------------------------------------
                          January 1, 1994  January 2, 1993  December 28, 1991
                          ---------------  ---------------  -----------------
Maintenance and Repairs           $19,715          $14,604            $10,327

Exhibit
Number    Description of Exhibit                                  Page
- -----------------------------------------------------------------------
  3.1     Restated Certificate of Incorporation of the
          Registrant, as amended (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3
          [Reg. No. 33-64324] and incorporated herein by reference).

  3.2     By-laws of the Registrant, as amended.

  4.1 Fiscal Agency Agreement dated July 29, 1992 between the Registrant and Chemical Bank, pertaining to the Registrant's 4 5/8% Senior Convertible Debentures due 1997 (filed as Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1992 [File No. 1-8002] and incorporated herein by reference).

          The Registrant agrees, pursuant to Item
          601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to other long-term debt of the Registrant or its consolidated subsidiaries.

  4.2 Rights Agreement dated as of May 4, 1988 between the Registrant and The First National Bank of Boston, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A, declared effective by the Commission on June 25, 1988 [File No. 1-8002] and incorporated herein by reference).

 10.1 Thermo Electron Corporate Charter as amended and restated effective January 3, 1993 (filed as
          Exhibit 10.1 to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended January 2, 1993
          [File No. 1-8002] and incorporated herein by reference).

 10.2     Form of Severance Benefit Agreement with officers
          (filed as Exhibit 10.15 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended
          December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

 10.3 Form of Indemnification Agreement with directors and officers (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

 10.4 Loan and Reimbursement Agreement dated as of December 1, 1991 among North County Resource Recovery Associates; Union Bank of Switzerland; National Westminster Bank PLC and Banque Paribas, New York Branch, as lead managers; Credit Local de France as co-lead manager; and Union Bank of Switzerland as issuing bank and as agent (filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

 10.5 Amended and Restated Reimbursement Agreement dated as of December 31, 1993 among Chemical Trust Company of California as Owner Trustee; Delano Energy Company Inc.; ABN AMRO Bank N.V., Boston Branch, for itself and as Agent; The First National Bank of Boston, as Co-agent; Barclays Bank PLC, as Co-agent; Societe Generale, as Co-agent; and BayBank, as Lead Manager.

 10.6 Amended and Restated Participation Agreement dated as of December 31, 1991 among Delano Energy Company Inc.; Thermo Energy Systems Corporation; Chemical Trust Company of California, as Owner Trustee; ABN AMRO Bank N.V., Boston Branch, as Co-agent; Bank of Montreal, as Co-agent; Barclays Bank PLC, as Co-agent; Society Generale, as Co-agent; BayBank, as Lead Manager; and ABN AMRO Bank N.V., Cayman Island Branch, and joined in by the Registrant.

 10.7 Asset and Stock Purchase Agreement dated January 14, 1993 among Thermo Instrument Systems Inc., Spectra-Physics Analytical, Inc. and Spectra-Physics, Inc. (filed as Exhibit 10(j) to the Annual Report on Form 10-K of Thermo Instrument Systems Inc. for the year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).

 10.8-
 10.20    Reserved

 10.21 Incentive Stock Option Plan of the Registrant (filed as Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable is 6,023,437 shares, after adjustment to reflect share increases approved in 1984 and 1986, and share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986 and October 1993).

 10.22 Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 4(e) to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable is 6,023,437 shares, after adjustment to reflect share increases approved in 1984 and 1986, and share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986 and October 1993).

 10.23 Deferred Compensation for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 301,875 shares, after adjustment to reflect share increases approved in 1986 and 1992 and 3-for-2 stock splits effected in October 1986 and October 1993).

 10.24 Equity Incentive Plan of the Registrant (filed as Exhibit A to the Registrant's Proxy Statement dated April 12, 1989 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 2,700,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993).

 10.25 Directors' Stock Option Plan of the Registrant (filed as Appendix A to the Registrant's Proxy Statement dated April 14, 1993 [File No. 1-8002] and incorporated herein by reference). (Adjustments to reserved shares and formula grant to reflect stock split as follows: 300,000 shares of Thermo Electron Corporation reserved and option grant size is 1,500 shares as a result of 3-for-2 stock split effected in October 1993).

 10.26 Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 4 to a Registration Statement on Form S-8 of Thermedics Inc. [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).

 10.27 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument Systems Inc. [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 225,000 shares, after adjustment to reflect 3-for-2 stock split effected in July 1993).

 10.28 Thermo Electron Corporation - Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 320,152 shares, after giving effect to share increase approved in 1988 and adjustment for 3-for-2 stock splits effected in January 1988 and July
          1993).

 10.29 Thermo Electron Corporation - Thermo Process Systems Inc. Nonqualified Stock Option Plan (filed as
          Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

 10.30 Thermo Electron Corporation - Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference).

 10.31 Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as
          Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 130,500 shares, after adjustment to reflect share increases approved in 1990 and 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, and 2-for-1 stock split effected in November 1993).

 10.32 Thermo Electron Corporation - Thermo Energy Systems Corporation Nonqualified Stock Option Plan (filed as
          Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

 10.33 Thermo Electron Corporation - ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit
          10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 180,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993).

 10.34 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit
          10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect 2-for-1 stock split effected in September 1992).

 10.35 Thermo Electron Corporation - Thermo Voltek Corp. (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 37,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).

 10.36 Thermo Electron Corporation - Thermedics Detection Inc. Nonqualified Stock Option Plan (filed as
          Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

 10.37 Thermo Energy Systems Corporation Incentive Stock Option Plan (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] (Maximum number number of shares issuable is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

 10.38 Thermo Energy Systems Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 900,000 shares, after giving effect to share increase approved in December
          1993).

 10.39 Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).

 10.40 Thermedics Inc. Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).

 10.41 Thermedics Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated May 10, 1993 of Thermedics Inc. [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).

 10.42 Thermo Cardiosystems Inc. Incentive Stock Option Plan (filed as Exhibit 10(f) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, and 2-for-1 stock split effected in November 1993).

 10.43 Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(g) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, and 2-for-1 stock split effected in November 1993).

 10.44 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1985 Stock Option Plan (filed as Exhibit
          10.14 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

 10.45 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1990 Stock Option Plan (filed as Exhibit 10.2 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increase in 1993, 1-for-3 reverse stock split effected in November 1992, and 3-for-2 stock split effected in November 1993).

 10.46 Thermo Instrument Systems Inc. Incentive Stock Option Plan (filed as Exhibit 10(c) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988 and July 1993).

 10.47 Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(d) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988 and July 1993).

 10.48 Thermo Instrument Systems Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated April 27, 1993 of Thermo Instrument Systems Inc. [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 2,150,000 shares, after adjustment to reflect share increase approved in December 1993 and 3-for-2 stock split effected in July 1993).

 10.49 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable is 618,750 shares, after giving effect to share increase approved in 1987 and adjustment to reflect 3-for-2 stock split effected in July 1993).

 10.50 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable is 618,750 shares, after giving effect to share increase approved in 1987 and adjustment to reflect 3-for-2 stock split effected in July 1993).

 10.51 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable is 1,945,000 shares, after giving effect to share increases approved in 1992 and 1993, and 3-for-2 stock split effected in October 1993).

 10.52 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable is 1,945,000 shares, after giving effect to share increases approved in 1992 and 1993, and 3-for-2 stock split effected in October 1993).

 10.53 ThermoTrex Corporation - ThermoLase Inc. Nonqualified Stock Option Plan (filed as Exhibit
          10.53 to ThermoTrex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

 10.54 ThermoLase Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.54 to ThermoTrex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

 10.55 ThermoLase Inc. Incentive Stock Option Plan (filed as Exhibit 10.55 to ThermoTrex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

 10.56    Thermo Fibertek Inc. Incentive Stock Option Plan
          (filed as Exhibit 10(k) to Thermo Fibertek's
          Registration Statement on Form S-1 [Reg. No.
          33-51172] and incorporated herein by reference).

 10.57    Thermo Fibertek Inc. Nonqualified Stock Option Plan
          (filed as Exhibit 10(l) to Thermo Fibertek's
          Registration Statement on Form S-1 [Reg. No.
          33-51172] and incorporated herein by reference).

 10.58 Thermo Power Corporation (formerly Tecogen Inc.) Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992, and 1993).

 10.59 Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable is 950,000 shares, after giving effect to share increases approved in 1990, 1992, and 1993).

 10.60 Thermo Power Corporation Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated February 8, 1994 of Thermo Power Corporation [File No. 1-10573] and incorporated herein by reference).

 10.61 Thermo Process Systems Inc. Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo Process' Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

 10.62 Thermo Process Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Process' Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

 10.63    Thermo Process Systems Inc. Equity Incentive Plan
          (filed as Exhibit 10.63 to Thermedics' Annual Report on Form 10-K for the year ended January 1, 1994
          [File No. 1-9567] and incorporated herein by reference).

 10.64 Thermo Process Systems Inc. - Thermo Remediation Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo Process Systems Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

 10.65 Thermo Remediation Inc. Equity Incentive Plan (filed as Exhibit 10.7 to Thermo Remediation's Registration
          Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

  11      Statements re: computation of earnings per share.

  13 Annual Report to shareholders (only those portions of the Registrant's Annual Report to Shareholders incorporated herein by reference).

  21      Subsidiaries of the Registrant.

  23      Consent of Arthur Andersen & Co.