Form 10-Q
period 1994-04-02
THERMO ELECTRON CORP
filed 1994-05-10
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                     ---------------------------------------

                                    FORM 10-Q

     (mark one)

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
            April 2, 1994.

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


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

       Registrant's telephone number, including area code: (617)622-1000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [X] No [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class               Outstanding at April 29, 1994
          -----------------------------  -----------------------------
          Common Stock, $1.00 par value             48,273,963
PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     PART I - Financial Information

     Item 1 - Financial Statements

     (a) Consolidated Balance Sheet - Assets as of April 2, 1994 and January 1, 1994 (In thousands)
                                                      April 2,  January 1,
                                                          1994        1994
                                                    ----------  ----------
     Current Assets:
      Cash and cash equivalents                     $  257,554  $  325,744
      Short-term available-for-sale investments,
       at market value (amortized cost of
       $341,493) (Note 4)                              342,460           -
      Short-term investments                                 -     374,450
      Accounts receivable, net                         307,745     267,377
      Unbilled contract costs and fees                  35,188      32,574
      Inventories:
       Raw materials and supplies                      133,941     110,437
       Work in process and finished goods              100,460      82,385
      Prepaid income taxes                              53,977      39,258
      Prepaid expenses                                  13,621      12,318
                                                    ----------  ----------
                                                     1,244,946   1,244,543
                                                    ----------  ----------
     Assets Related to Projects Under Construction:
      Restricted funds                                       -      34,100
      Facilities under construction                          -     128,040
                                                    ----------  ----------
                                                             -     162,140
                                                    ----------  ----------

     Property, Plant and Equipment, at Cost            740,707     581,894
      Less: Accumulated depreciation and
       amortization                                    144,761     134,423
                                                    ----------  ----------
                                                       595,946     447,471
                                                    ----------  ----------
     Long-term Available-for-sale Investments,
      at Market Value (amortized cost of
      $67,910) (Note 4)                                 68,387           -
                                                    ----------  ----------
     Long-term Marketable Securities                         -      43,630
                                                    ----------  ----------
     Other Assets                                      103,793     102,347
                                                    ----------  ----------
     Cost in Excess of Net Assets of Acquired
      Companies                                        555,699     473,579
                                                    ----------  ----------
                                                    $2,568,771  $2,473,710
                                                    ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.
                                        2PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of April 2, 1994 and January 1, 1994 (In thousands except share amounts)
                                                      April 2,  January 1,
                                                          1994        1994
                                                    ----------  ----------
     Current Liabilities:
      Notes payable                                 $   46,181  $   45,851
      Accounts payable                                 102,585      85,278
      Accrued payroll and employee benefits             59,070      49,029
      Accrued income taxes                              15,382       7,713
      Accrued installation and warranty costs           28,405      26,049
      Other accrued expenses                           218,639     202,326
                                                    ----------- -----------
                                                       470,262     416,246
                                                    ----------- -----------
     Deferred Income Taxes and Other Items             108,568     106,539
     Liabilities Related to Projects Under
       Construction:
      Payables and accrued expenses                          -      10,680
      Tax-exempt obligations                                 -     142,069
                                                    ----------- -----------
                                                             -     152,749
                                                    ----------- -----------
     Long-term Obligations:
      Senior convertible obligations (Note 5)          275,000     275,000
      Subordinated convertible obligations             258,831     238,386
      Tax-exempt obligations                           133,569           -
      Nonrecourse tax-exempt obligations               108,800     108,800
      Other                                             24,751      25,275
                                                    ----------- -----------
                                                       800,951     647,461
                                                    ----------- -----------
     Minority Interest                                 297,982     277,681
                                                    ----------- -----------
     Common Stock of Subsidiary Subject to
      Redemption ($15,390 redemption value)             14,584      14,511
                                                    ----------- -----------
     Shareholders' Investment:
      Common stock, $1 par value, 100,000,000
       shares authorized; 48,073,252 and
       47,950,580 shares issued                         48,073      47,951
      Capital in excess of par value                   459,462     467,076
      Retained earnings                                384,679     362,138
                                                    ----------- -----------
                                                       892,214     877,165
      Treasury stock at cost, 39,113 and 31,898
       shares                                           (1,549)     (1,212)
      Cumulative translation adjustment                (11,646)    (13,591)
      Deferred compensation                             (3,515)     (3,839)
      Net unrealized gain on available-for-sale
       investments (Note 4)                                920           -
                                                    ----------- -----------
                                                       876,424     858,523
                                                    ----------- -----------
                                                    $2,568,771  $2,473,710
                                                    =========== ===========
     The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     (b) Consolidated Statement of Income for the three months ended
         April 2, 1994 and April 3, 1993 (In thousands except per share amounts)
                                                       Three Months Ended
                                                       -------------------
                                                        April 2,  April 3,
                                                            1994      1993
                                                       --------- ---------
     Revenues:
      Product sales and revenues                       $311,208  $256,207
      Service revenues                                   32,386    29,574
      Research and development contract revenues          6,882     6,982
                                                       --------- ---------
                                                        350,476   292,763
                                                       --------- ---------
     Costs and Expenses:
      Cost of products                                  185,020   160,688
      Cost of services                                   23,044    21,998
      Expenses for research and development and new
       lines of business (a)                             23,384    20,975
      Selling, general and administrative expenses       82,090    66,618
      Costs associated with divisional and product
       restructuring                                          -     5,845
                                                       --------- ---------
                                                        313,538   276,124
                                                       --------- ---------
     Gain on Issuance of Stock by
      Subsidiaries (Note 2)                               8,494    11,101
     Other Expense, Net (Note 3)                         (3,242)   (3,268)
                                                       --------- ---------
     Income Before Income Taxes and Minority Interest    42,190    24,472
     Provision for Income Taxes                          14,101     5,530
     Minority Interest Expense                            5,548     3,494
                                                       --------- ---------

     Net Income                                        $ 22,541  $ 15,448
                                                       ========= =========
     Earnings per Share:
      Primary                                          $    .47  $    .38
                                                       ========= =========
      Fully diluted                                    $    .42  $    .34
                                                       ========= =========
     Weighted Average Shares:
      Primary                                            47,959    40,580
                                                       ========= =========
      Fully diluted                                      59,320    52,330
                                                       ========= =========

     (a) Includes costs of:
          Research and development contracts           $  5,542  $  5,296
          Internally funded research and development     16,839    14,769
          Other expenses for new lines of business        1,003       910
                                                       --------- ---------
                                                       $ 23,384  $ 20,975
                                                       ========= =========

     The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     (c) Condensed Consolidated Statement of Cash Flows for the three months ended April 2, 1994 and April 3, 1993 (In thousands)
                                                        Three Months Ended
                                                       -------------------
                                                        April 2,  April 3,
                                                            1994      1993
                                                       --------- ---------
     Operating Activities:
      Net cash provided by operating activities        $ 19,010  $ 11,093
                                                       --------- ---------
     Investing Activities:
      Acquisitions, net of cash acquired               (133,508)  (86,519)
      Purchases of property, plant and equipment        (12,385)  (13,241)
      Proceeds from sale of property, plant and
       equipment                                          1,269       792
      Purchases of long-term investments                      -   (15,744)
      Proceeds from sale of long-term investments             -     1,025
      Purchases of available-for-sale investments      (132,464)        -
      Proceeds from sale and maturities of
       available-for-sale investments                   148,539         -
      Increase in short-term investments                      -   (13,581)
      Decrease in assets related to construction
       projects                                          23,420     4,419
      Other                                              (9,009)      168
                                                       --------- ---------
       Net cash used in investing activities           (114,138) (122,681)
                                                       --------- ---------
     Financing Activities:
      Net proceeds from issuance of long-term
       obligations                                       32,138         -
      Repayment and repurchase of long-term
       obligations                                      (10,332)     (696)
      Proceeds from issuance of Company and
       subsidiary common stock                           24,181    52,420
      Purchases of Company and subsidiary common
       stock                                            (19,068)  (22,646)
      Other                                                (501)     (324)
                                                       --------- ---------
       Net cash provided by financing activities         26,418    28,754
                                                       --------- ---------
     Exchange Rate Effect on Cash                           520      (379)
                                                       --------- ---------
     Decrease in Cash and Cash Equivalents              (68,190)  (83,213)
     Cash and Cash Equivalents at Beginning of Period   325,744   190,601
                                                       --------- ---------
     Cash and Cash Equivalents at End of Period        $257,554  $107,388
                                                       ========= =========
     Cash Paid (Refunded) For:
      Interest                                         $ 15,885  $ 12,559
      Income taxes                                     $  7,724  $ (1,739)
     Noncash Financing Activities:
      Conversions of convertible obligations           $ 11,855  $ 10,960

     The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     (d) Notes to Consolidated Financial Statements - April 2, 1994


     1. General

        The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended April 2, 1994 and April 3, 1993, (b) the financial position at April 2, 1994, and (c) the cash flows for the three-month periods ended April 2, 1994 and April 3, 1993. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 1, 1994 has been derived from the consolidated financial statements which have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended
     January 1, 1994, filed with the Securities and Exchange Commission.


     2. Transactions in Stock of Subsidiaries

        "Gain on issuance of stock by subsidiaries" in the accompanying statement of income for the three-month period ended April 2, 1994, resulted primarily from the following:

        A public offering of 1,610,000 shares of ThermoTrex Corporation common stock in March 1994 at $15.375 per share for net proceeds of $23.0 million resulted in a gain of $7.3 million.

        The conversion of $3.7 million of Thermedics Inc. 6 1/2% subordinated convertible debentures, convertible at $10.42 per share, into 357,597 shares of Thermedics Inc. common stock resulted in a gain of $1.0 million.












                                        6PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     (d) Notes to Consolidated Financial Statements - April 2, 1994
         (continued)


     3. Other Expense

        The components of "Other expense, net" in the accompanying statement of income are:

                                                       Three Months Ended
                                                       ------------------
                                                       April 2,  April 3,
     (In thousands)                                        1994      1993
     --------------------------------------------------------------------
     Royalty income                                    $   400    $   565
     Interest income                                     7,199      5,118
     Interest expense                                  (10,289)    (7,856)
     Equity in losses of unconsolidated subsidiaries    (1,207)    (1,091)
     Gain (loss) on sale of investments                    611        (47)
     Other income, net                                      44         43
                                                       --------   --------
                                                       $(3,242)   $(3,268)
                                                       ========   ========


     4. Available-for-sale Investments

        Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's debt and marketable equity securities are considered "Available-for-sale investments" in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded currently as a component of shareholders' investment titled "Net unrealized gain on available-for-sale investments." "Net unrealized gain on available-for-sale investments" consists of (1) an unrealized gain, net of related tax effects, of $2,868,000 that was recorded as a cumulative effect of change in accounting principle adjustment and
     (2) an unrealized loss, net of related tax effects, of $1,948,000 relating to the decline in the market value of available-for-sale investments for the three-month period ended April 2, 1994.











                                        7PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     (d) Notes to Consolidated Financial Statements - April 2, 1994
         (continued)


     4. Available-for-sale Investments (continued)

        The aggregate market value, cost basis, and gross unrealized gains and losses of short- and long-term available-for-sale investments, by major security type as of April 2, 1994, are as follows:

                                                          Gross       Gross
                                 Market        Cost  Unrealized  Unrealized
     (In thousands)               Value       Basis       Gains      Losses
     ----------------------------------------------------------------------
     Government agency
      securities               $127,356    $127,159    $    801    $    604
     Corporate bonds            205,795     205,606         875         686
     Tax-exempt securities       31,378      31,702           2         326
     Other                       46,318      44,936       1,989         607
                               --------    --------    --------    --------
                               $410,847    $409,403    $  3,667    $  2,223
                               ========    ========    ========    ========

        Available-for-sale investments in the accompanying balance sheet at April 2, 1994, include $98,087,000 with contractual maturities of one year or less, $259,314,000 with contractual maturities of one year through five years, and $53,446,000 with contractual maturities over five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of put and call options that enable either the Company and/or the issuer to redeem these securities at an earlier date.

        The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. Gain on sale of investments for the three-month period ended April 2, 1994 resulted from gross realized gains of $894,000 and gross realized losses of $283,000 relating to the sale of available-for-sale investments.


     5. Issuance of Senior Convertible Obligations

        On April 15, 1994, the Company issued and sold $345.0 million principal amount of 5% senior convertible debentures due 2001. The debentures are convertible into shares of the Company's common stock at a conversion price of $47 1/4 per share.





                                        8PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     First Quarter 1994 Compared With First Quarter 1993

        Sales for the first quarter of 1994 were $350.5 million, an increase of $57.7 million, or 20%, over the first quarter of 1993. Segment income was $42.0 million, compared with $27.3 million in 1993, an increase of 54%. (Segment income is income before corporate general and administrative expenses, costs associated with divisional and product restructuring, other income and expense, minority interest expense, and income taxes.)

        Sales from the Instruments segment were $147.6 million in 1994, an increase of $23.7 million, or 19%, over the first quarter of 1993. Sales increased principally due to acquisitions made by Thermo Instrument Systems Inc. during 1993 and due to its acquisition of several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated on March 16, 1994. Segment income margin (segment income margin is segment income as a percentage of sales) was 17.9% in 1994, compared with 16.6% in 1993. Segment income margin improved principally due to changes in product mix and continuing efforts to reduce costs.

        Sales from the Alternative-energy Systems segment were $62.0 million in 1994, an increase of $6.5 million, or 12%, over 1993. Within this segment, sales from the Energy Systems group, which consist of revenues from the operation of power plants and a waste-recycling facility and, in 1993, revenues from construction of large alternative-energy facilities, increased to $32.2 million from $29.3 million in 1993. Increased revenues from the Energy Systems group resulted primarily from an additional power plant and a waste-recycling facility in operation during the first quarter of 1994 and annual contractual energy rate increases under certain power sales contracts. In addition, revenues increased due to improved performance and the absence of utility-imposed curtailments of power output at two California plants. These increases were offset in part by the absence of construction revenues in the first quarter of 1994, compared with $6.8 million in 1993, and by a decrease of $1.8 million in revenues from an alternative-energy facility that suffered major damage to its turbine-generator in January 1994, which will interrupt its operations for approximately six months. The Company expects that the cost of repairs and lost profits will be substantially reimbursed under the terms of its business insurance policies. Sales from Thermo Power Corporation were $22.0 million, compared with $18.7 million in 1993. This increase resulted primarily from increased demand for industrial refrigeration systems. Sales of Peter Brotherhood Ltd. steam turbines and compressors were slightly above 1993 levels.



                                        9PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     First Quarter 1994 Compared With First Quarter 1993 (continued)

        Segment income from the Alternative-energy Systems segment was $3.5 million in 1994, an increase of $6.2 million over a loss of $2.7 million in 1993. The Energy Systems group had segment income of $3.0 million, an increase of $6.4 million, compared with a loss of $3.4 million in 1993. The Energy Systems group improvement resulted primarily from an additional power plant in operation in the first quarter of 1994, annual contractual energy rate increases under certain power sales contracts, and lower lease expense, offset in part by depreciation expense, resulting from the December 1993 purchase of the Delano I facility in Delano, California. To a lesser extent, this improvement resulted from improved performance and the absence of utility-imposed curtailments of power output at two California plants. Segment income increased $0.1 million at Thermo Power, while segment income margins declined to 3.8% from 4.0% in 1993, as a result of increased pricing pressures for industrial refrigeration systems. Segment income declined $0.4 million at Peter Brotherhood due to increased price competition.

        Sales in the Process Equipment segment were $43.0 million in 1994, compared with $37.5 million in 1993, an increase of 15%. Within this segment, sales from Thermo Fibertek Inc. were $35.2 million, compared with $28.2 million in 1993. Sales at Thermo Fibertek increased by $8.9 million as a result of the acquisition of the Engineered Systems Division of Albany International Corp. in June 1993. This increase was offset in part by a decline of $1.5 million in sales of environmental process systems, which are sold by Thermo Fibertek's Vickerys subsidiary, due to lower demand. Sales of Holcroft heat-treating systems, which remain depressed, were $4.1 million, compared with $5.1 million in 1993. Sales of automated electroplating equipment from the Company's wholly owned Napco, Inc. subsidiary declined to $3.7 million from $4.2 million in 1993, due to continuing weak demand. The Process Equipment segment income margin was 9.6%, compared with 8.8% in 1993. Thermo Fibertek's segment income margin improved to 11.5% from 11.1% in 1993, primarily due to changes in product mix at Thermo Fibertek's European operations and, to a lesser extent, at Thermo Fibertek's North American accessories businesses. Segment income declined slightly at Holcroft as a result of lower sales, and improved slightly at Napco as a result of efforts taken to reduce costs.

        Sales in the Biomedical Products segment were $41.0 million in 1994, an increase of $10.0 million over $31.0 million in 1993. Sales increased $3.9 million due to the inclusion of sales from CBI Laboratories, Inc., a manufacturer of skin-care and other personal-care products, which was acquired by the Company's ThermoTrex Corporation subsidiary in December 1993. Sales of ThermoTrex's mammography and biopsy systems increased $3.3 million, sales of Thermo Cardiosystems Inc.'s implantable left ventricular-assist devices

                                       10PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     First Quarter 1994 Compared With First Quarter 1993 (continued)

     increased $1.4 million, and sales of Thermedics Inc.'s fragrance samplers increased $1.5 million, due to increased demand. Segment income margin improved to 6.2%, compared with 5.9% in 1993, as a result of the increased sales.

        Sales in the Services segment were $32.4 million in 1994, compared with $29.6 million in 1993. Within this segment, sales from soil-remediation services increased $3.0 million, primarily as a result of higher production at regional centers in operation longer than one year and, to a lesser extent, the acquisition of a fluids recovery company by Thermo Remediation Inc. in November 1993. Sales of metallurgical services were about the same level as 1993, while sales of environmental sciences and engineering services declined by 8% as a result of project delays due to severe weather conditions in the Northeast and as a result of reduced or delayed government spending. Segment income margin improved to 10.5% from 8.5% in 1993 due to increased sales and efforts to reduce costs.

        Sales from the Advanced Technologies segment were $25.3 million, compared with $15.6 million in 1993. Sales increased $4.2 million due to increased demand, principally from one customer, for Thermedics' high-speed product quality assurance system. Sales also increased $3.8 million due to the inclusion of sales from Comtest Instrumentation, which was acquired by Thermo Voltek Corp. in August 1993, and sales from Ramsey Technology Inc., which was acquired by Thermedics on March 16, 1994. Segment income margin was 7.7%, compared with 11.3% in 1993. This decline resulted primarily from higher costs associated with the worldwide service organization for Thermedics' high-speed product quality assurance system and, to a lesser extent, increased research and development expenses at ThermoTrex to develop and commercialize new products.

        In 1983, the Company adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the issuance of shares by subsidiaries upon conversion of indebtedness, and similar transactions, the Company recorded gains of $8.5 million in the first quarter of 1994 and $11.1 million in 1993. Although the Company expects to continue this strategy in the future, its goal is to continue increasing segment income over the next few years so that gains generated by sales of stock by its subsidiaries will represent a decreasing portion of net income. The size and timing of these

                                       11PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     First Quarter 1994 Compared With First Quarter 1993 (continued)

     transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to generate gains from such transactions in the future.

       "Other expense, net" in the accompanying statement of income includes equity in losses of unconsolidated subsidiaries, which represents the Company's portion of results from entities in which the Company's ownership percentage is 50% or less, primarily the operation of the Dade County cogeneration facility. This plant, which is operated by a 50/50 joint venture of subsidiaries of the Company and Rolls-Royce, Inc., supplies electricity and chilled water to the Dade County Downtown Government Center complex in Miami, Florida. The complex is not currently using the plant's full capacity, and efforts continue to market the excess power and cooling services. The loss was $1.2 million in 1994 and $1.1 million in 1993.

     Financial Condition

     Liquidity and Capital Resources

        Consolidated working capital was $774.7 million at April 2, 1994, compared with $828.3 million at January 1, 1994. Included in working capital were cash and short-term investments of $600.0 million at April 2, 1994, compared with $700.2 million at January 1, 1994. In addition, at April 2, 1994, the Company had $68.4 million of long-term marketable securities, compared with $43.6 million at January 1, 1994.

        During the first quarter of 1994, the Company expended $133.5 million, net of cash acquired, for acquisitions, and $12.4 million for purchases of property, plant and equipment. In early 1994, the Company completed construction of a waste-recycling facility in San Diego County, California. Because this facility was not sold to a third party, the Company is obligated under its service agreement with San Diego County to contribute $15.0 million of equity to the project in 1994. The Company has no material commitments for purchases of property, plant and equipment and expects that, for 1994, such expenditures will approximate the 1993 level. During the first quarter of 1994, the Company and its majority-owned subsidiaries expended $19.1 million to purchase common stock of the Company and its subsidiaries. The Company expects that these purchases will continue. Subsequent to the end of the quarter, the Company issued and sold $345.0 million principal amount of 5% senior convertible debentures due 2001.




                                       12PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Liquidity and Capital Resources (continued)

        A substantial percentage of the Company's consolidated cash and short-term investments is held by subsidiaries that are not wholly owned by the Company. This percentage may vary significantly over time. Pursuant to the Thermo Electron Corporate Charter (the Charter), to which each of the majority-owned subsidiaries of the Company is a party, the combined financial resources of Thermo Electron and its subsidiaries allow the Company to provide banking, credit, and other financial services to its subsidiaries so that each member of the Thermo Electron group of companies may benefit from the financial strength of the entire organization. Toward that end, the Charter states that each member of the group may be required to provide certain credit support to the consolidated entity. Nonetheless, the Company's ability to access assets held by its majority-owned subsidiaries through dividends, loans, or other transactions is subject in each instance to a fiduciary duty owed to the minority shareholders of the relevant subsidiary. In addition, dividends received by Thermo Electron from a subsidiary that does not consolidate with Thermo Electron for tax purposes are subject to tax. Therefore, under certain circumstances, a portion of the Company's consolidated cash and short-term investments may not be readily available to Thermo Electron Corporation or certain of its subsidiaries.

        The Company intends for the foreseeable future to maintain at least 80% ownership of its Thermo Instrument and Thermo Fibertek subsidiaries, which is required in order to continue to file a consolidated federal income tax return with these subsidiaries. In addition, the Company intends to maintain greater than 50% ownership of its other majority-owned subsidiaries so that the Company may continue to consolidate these subsidiaries for financial reporting purposes. This may require the purchase by the Company of additional shares or convertible debentures of these companies from time to time as the number of outstanding shares issued by these companies increases, either in the open market or directly from the subsidiaries, at prevailing market prices. If the Company were to lose its ability to consolidate for tax purposes with Thermo Instrument and/or Thermo Fibertek, the Company would incur an additional tax liability, which could be substantial.










                                       13PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

     PART II - Other Information

     Item 1 - Legal Proceedings

        The Company participates in the operation of the Dade County (Florida) Downtown Government Center cogeneration facility through a joint venture with Rolls-Royce, Inc. The joint venture's previously disclosed lawsuit against Dade County (see Item 3 of the Company's Annual Report on Form 10-K for the year ended January 1, 1994), including counterclaims by Dade County, have been dismissed with prejudice by agreement of the parties. The terms of the dismissal include: (a) payment by Dade County, net of amounts paid by the joint venture, of $1,500,000, (b) (i) a joint request, filed on March 31, 1994, that the Federal Energy Regulatory Commission ("FERC") hold its proceedings in abeyance for 60 days, and (ii) a joint request that FERC vacate its previous order, which the parties contemplate filing on or before May 30, 1994, and (c) a joint request that the Florida Public Service Commission ("FPSC") dismiss the petition brought before it by Dade County, which request has not yet been acted upon by the FPSC.

        The settlement also contemplates certain initiatives designed to improve the financial performance of the joint venture's facility, including one or more of the following: (a) Dade County creating a municipal utility to purchase all of the facility's power, and if Florida Power & Light ("FPL") refuses to wheel excess power, obtaining an order from FERC requiring FPL to wheel electricity in excess of that used at the Downtown Government Center project to other County facilities, (b) the joint venture's acquisition of the generating equipment from Florida Energy Partners and subsequent transfer of such equipment to Dade County, and if FPL refuses self-service wheeling, the obtaining of an order from FPSC requiring FPL to permit self-service wheeling by the County of excess electricity from the facility to other County facilities, and (c) construction by the joint venture, at its expense, of a transmission line to transmit electricity to other County facilities.

        Because these initiatives have numerous and complex conditions and requirements associated with them, the implementation of some of which may be opposed by FPL or which need the approval of other third parties, no assurances can be given as to the likelihood that any one of them will be successful. Moreover, if either FERC or FPSC does not grant the aforementioned requests, FERC or FPSC, as the case may be, could impose liabilities or otherwise issue rulings which could result in the joint venture being in default under its arrangements with Florida Energy Partners, the potential consequences of which include facility regulation or shut-down, refund liability and other consequences as described in the Company's last Form 10-K.

     Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       14PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May 1994.



                                             THERMO ELECTRON CORPORATION


                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Vice President, Finance


                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer






























                                       15PAGE

                                  EXHIBIT INDEX


     Exhibit Number  Document                                         Page
     --------------  --------                                         ----

          4.1        Fiscal Agency Agreement dated as of
                     April 15, 1994 between the Registrant and
                     Chemical Bank, pertaining to the Registrant's 5% Senior Convertible Debentures due 2001

           11        Statement re: Computation of earnings per share