Form 10-Q
period 1994-07-02
THERMO ELECTRON CORP
filed 1994-08-09
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

     (mark one)

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the Quarter Ended
           July 2, 1994.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                    Class                  Outstanding at July 29, 1994
         -----------------------------     ----------------------------
         Common Stock, $1.00 par value              48,314,678

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     PART I - Financial Information

     Item 1 - Financial Statements

     (a) Consolidated Balance Sheet - Assets as of July 2, 1994 and January 1, 1994 (In thousands)

                                                       July 2,  January 1,
                                                          1994        1994
                                                    ----------  ----------
     Current Assets:
      Cash and cash equivalents                     $  289,697  $  325,744
      Short-term available-for-sale investments,
       at market value (amortized cost of $663,420)
       (Note 4)                                        662,454           -
      Short-term investments                                 -     374,450
      Accounts receivable, net                         309,311     267,377
      Unbilled contract costs and fees                  33,570      32,574
      Inventories:
       Raw materials and supplies                      126,371     110,437
       Work in process and finished goods              112,508      82,385
      Prepaid income taxes                              50,020      39,258
      Prepaid expenses                                  13,836      12,318
                                                    ----------  ----------
                                                     1,597,767   1,244,543
                                                    ----------  ----------
     Assets Related to Projects Under Construction:
      Restricted funds                                       -      34,100
      Facilities under construction                          -     128,040
                                                    ----------  ----------
                                                             -     162,140
                                                    ----------  ----------
     Property, Plant and Equipment, at Cost            750,286     581,894

      Less: Accumulated depreciation and
            amortization                               156,777     134,423
                                                    ----------  ----------
                                                       593,509     447,471
                                                    ----------  ----------
     Long-term Available-for-sale Investments,
      at Market Value (amortized cost of $75,384)
      (Note 4)                                          75,204           -
                                                    ----------  ----------
     Long-term Marketable Securities                         -      43,630
                                                    ----------  ----------
     Other Assets                                      106,732     102,347
                                                    ----------  ----------
     Cost in Excess of Net Assets of Acquired
      Companies                                        560,749     473,579
                                                    ----------  ----------
                                                    $2,933,961  $2,473,710
                                                    ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of July 2, 1994 and January 1, 1994 (In thousands except share amounts)

                                                       July 2,  January 1,
                                                          1994        1994
                                                    ----------  ----------
     Current Liabilities:
      Notes payable                                 $   47,807  $   45,851
      Accounts payable                                  98,161      85,278
      Accrued payroll and employee benefits             62,273      49,029
      Accrued income taxes                              19,286       7,713
      Accrued installation and warranty costs           28,743      26,049
      Other accrued expenses                           221,465     202,326
                                                    ----------  ----------
                                                       477,735     416,246
                                                    ----------  ----------
     Deferred Income Taxes and Other Items             117,012     106,539
                                                    ----------  ----------
     Liabilities Related to Projects Under
      Construction:
       Payables and accrued expenses                         -      10,680
       Tax-exempt obligations                                -     142,069
                                                    ----------  ----------
                                                             -     152,749
                                                    ----------  ----------
     Long-term Obligations (Notes 5 and 6):
      Senior convertible obligations                   620,000     275,000
      Subordinated convertible obligations             249,501     238,386
      Tax-exempt obligations                           130,907           -
      Nonrecourse tax-exempt obligations               108,800     108,800
      Other                                             23,740      25,275
                                                    ----------  ----------
                                                     1,132,948     647,461
                                                    ----------  ----------
     Minority Interest                                 298,898     277,681
                                                    ----------  ----------
     Common Stock of Subsidiary Subject to
      Redemption ($15,390 redemption value)             14,657      14,511
                                                    ----------  ----------
     Shareholders' Investment:
      Common stock, $1 par value, 175,000,000
       shares authorized; 48,357,097 and
       47,950,580 shares issued                         48,357      47,951
      Capital in excess of par value                   446,765     467,076
      Retained earnings                                408,829     362,138
      Treasury stock at cost, 42,832 and 31,898
       shares                                           (1,693)     (1,212)
      Cumulative translation adjustment                 (5,600)    (13,591)
      Deferred compensation                             (3,194)     (3,839)
      Net unrealized loss on available-for-sale
       investments (Note 4)                               (753)          -
                                                    ----------  ----------
                                                       892,711     858,523
                                                    ----------  ----------
                                                    $2,933,961  $2,473,710
                                                    ==========  ==========
     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     (b) Consolidated Statement of Income for the three months ended July 2, 1994 and July 3, 1993 (In thousands except per share amounts)

                                                        Three Months Ended
                                                       -------------------
                                                         July 2,   July 3,
                                                            1994      1993
                                                       --------- ---------

     Revenues:
      Product sales and revenues                       $ 355,161 $ 264,637
      Service revenues                                    33,299    29,923
      Research and development contract revenues           6,506     5,889
                                                       --------- ---------
                                                         394,966   300,449
                                                       --------- ---------
     Costs and Expenses:
      Cost of products                                   208,530   162,877
      Cost of services                                    24,391    22,405
      Expenses for research and development and
       new lines of business (a)                          26,611    21,479
      Selling, general and administrative expenses        92,708    70,132
                                                       --------- ---------
                                                         352,240   276,893
                                                       --------- ---------
     Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                               229    10,617
     Other Income (Expense), Net (Note 3)                 10,242    (3,244)
                                                       --------- ---------
     Income Before Income Taxes and Minority Interest     53,197    30,929
     Provision for Income Taxes                           22,349     7,620
     Minority Interest Expense                             6,698     5,703
                                                       --------- ---------
     Net Income                                        $  24,150 $  17,606
                                                       ========= =========
     Earnings per Share:
      Primary                                          $    .50  $     .43
                                                       ========= =========
      Fully diluted                                    $    .44  $     .39
                                                       ========= =========
     Weighted Average Shares:
      Primary                                             48,269    40,630
                                                       ========= =========
      Fully diluted                                       65,530    52,410
                                                       ========= =========
     (a) Includes costs of:
          Research and development contracts           $   5,317 $   5,096
          Internally funded research and development      20,498    15,050
          Other expenses for new lines of business           796     1,333
                                                       --------- ---------
                                                       $  26,611 $  21,479
                                                       ========= =========
     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION

     (b) Consolidated Statement of Income for the six months ended July 2, 1994 and July 3, 1993 (In thousands except per share amounts)

                                                         Six Months Ended
                                                       -------------------
                                                         July 2,   July 3,
                                                            1994      1993
                                                       --------- ---------
     Revenues:
      Product sales and revenues                       $ 666,369 $ 520,844
      Service revenues                                    65,685    59,497
      Research and development contract revenues          13,388    12,871
                                                       --------- ---------
                                                         745,442   593,212
                                                       --------- ---------
     Costs and Expenses:
      Cost of products                                   393,206   323,565
      Cost of services                                    47,779    44,403
      Expenses for research and development and
       new lines of business (a)                          49,995    42,454
      Selling, general and administrative expenses       174,798   136,750
      Costs associated with divisional and product
       restructuring                                           -     5,845
                                                       --------- ---------
                                                         665,778   553,017
                                                       --------- ---------
     Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                             8,723    21,718
     Other Income (Expense), Net (Note 3)                  7,000    (6,512)
                                                       --------- ---------
     Income Before Income Taxes and Minority Interest     95,387    55,401
     Provision for Income Taxes                           36,450    13,150
     Minority Interest Expense                            12,246     9,197
                                                       --------- ---------
     Net Income                                        $  46,691 $  33,054
                                                       ========= =========
     Earnings per Share:
      Primary                                          $     .97 $    .81
                                                       ========= =========
      Fully diluted                                    $     .86 $    .73
                                                       ========= =========
     Weighted Average Shares:
      Primary                                             48,114    40,605
                                                       ========= =========
      Fully diluted                                       62,425    52,385
                                                       ========= =========
     (a) Includes costs of:
          Research and development contracts           $  10,859 $  10,392
          Internally funded research and development      37,337    29,819
          Other expenses for new lines of business         1,799     2,243
                                                       --------- ---------
                                                       $  49,995 $  42,454
                                                       ========= =========
     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     (c) Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 1994 and July 3, 1993 (In thousands)

                                                        Six Months Ended
                                                      -------------------
                                                        July 2,    July 3,
                                                           1994       1993
                                                      ---------  ---------
     Operating Activities:
      Net cash provided by operating activities       $  73,838  $  23,260
                                                      ---------  ---------
     Investing Activities:
      Acquisitions, net of cash acquired               (141,289)  (112,781)
      Purchases of property, plant and equipment        (25,922)   (20,232)
      Proceeds from sale of property, plant and
       equipment                                         17,245      1,959
      Purchases of long-term investments                      -    (14,061)
      Proceeds from sale of long-term investments             -      8,209
      Purchases of available-for-sale investments      (543,893)         -
      Proceeds from sale and maturities of
       available-for-sale investments                   234,722          -
      Increase in short-term investments                      -    (34,155)
      Decrease in assets related to construction
       projects                                          23,420      1,535
      Other                                              (5,190)    (3,245)
                                                      ---------  ---------
       Net cash used in investing activities           (440,907)  (172,771)
                                                      ---------  ---------
     Financing Activities:
      Net proceeds from issuance of long-term
       obligations (Note 5)                             368,405          -
      Repayment and repurchase of long-term
       obligations                                      (12,112)    (4,146)
      Proceeds from issuance of Company and
       subsidiary common stock                           26,139     82,045
      Purchases of Company and subsidiary common
       stock                                            (53,217)   (36,655)
      Other                                                 (11)       110
                                                      ---------  ---------
       Net cash provided by financing activities        329,204     41,354
                                                      ---------  ---------
     Exchange Rate Effect on Cash                         1,818     (1,105)
                                                      ---------  ---------
     Decrease in Cash and Cash Equivalents              (36,047)  (109,262)
     Cash and Cash Equivalents at Beginning of Period   325,744    190,601
                                                      ---------  ---------
     Cash and Cash Equivalents at End of Period       $ 289,697  $  81,339
                                                      =========  =========
     Cash Paid For:
      Interest                                        $  22,519  $  14,659
      Income taxes                                    $  12,757  $   4,248
     Noncash Financing Activities:
      Conversions of convertible obligations          $  26,285  $  18,560
     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     (d) Notes to Consolidated Financial Statements - July 2, 1994


     1. General

        The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended July 2, 1994 and July 3, 1993, (b) the financial position at July 2, 1994, and (c) the cash flows for the six-month periods ended July 2, 1994 and July 3, 1993. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 1, 1994, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended
     January 1, 1994, filed with the Securities and Exchange Commission.


     2. Transactions in Stock of Subsidiaries

        "Gain on issuance of stock by subsidiaries" in the accompanying statement of income for the six-month period ended July 2, 1994, resulted primarily from the following:

        A public offering of 1,610,000 shares of ThermoTrex Corporation common stock in March 1994 at $15.375 per share for net proceeds of $23.0 million resulted in a gain of $7.3 million.

        The conversion of $3.7 million of Thermedics Inc. 6 1/2% subordinated convertible debentures, convertible at $10.42 per share, into 357,597 shares of Thermedics common stock resulted in a gain of $1.0 million.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     (d) Notes to Consolidated Financial Statements - July 2, 1994
         (continued)


     3. Other Income (Expense), Net

        The components of "Other income (expense), net" in the accompanying statement of income are:

                                   Three Months Ended   Six Months Ended
                                   ------------------  ------------------
                                    July 2,   July 3,   July 2,   July 3,
     (In thousands)                    1994      1993      1994      1993
     --------------------------------------------------------------------
     Royalty income                $    880  $    429  $  1,280  $    994
     Interest income                 10,707     3,825    17,906     8,943
     Interest expense               (16,414)   (7,629)  (26,703)  (15,485)
     Equity in losses of
      unconsolidated subsidiaries      (631)     (974)   (1,838)   (2,065)
     Gain on sale of investments      3,720       914     4,331       867
     Other income, net               11,980       191    12,024       234
                                   --------  --------  --------   -------

                                   $ 10,242  $ (3,244) $  7,000  $ (6,512)
                                   ========  ========  ========  ========

     4. Available-for-sale Investments

        Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's debt and marketable equity securities are considered "Available-for-sale investments" in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded currently as a component of shareholders' investment titled "Net unrealized loss on available-for-sale investments." "Net unrealized loss on available-for-sale investments" consists of (1) an unrealized gain, net of related tax effects, of $2,868,000 that was recorded as a cumulative effect of change in accounting principle adjustment and
     (2) an unrealized loss, net of related tax effects, of $3,621,000 relating to the decline in the market value of available-for-sale investments for the six-month period ended July 2, 1994.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     (d) Notes to Consolidated Financial Statements - July 2, 1994
         (continued)


     4. Available-for-sale Investments (continued)

        The aggregate market value, cost basis, and gross unrealized gains and losses of short- and long-term available-for-sale investments, by major security type, as of July 2, 1994, are as follows:

                                                          Gross       Gross
                                 Market        Cost  Unrealized  Unrealized
     (In thousands)               Value       Basis       Gains      Losses
     ----------------------------------------------------------------------
     Government agency
      securities               $270,998    $272,348    $    578    $  1,928
     Corporate bonds            384,584     385,447         330       1,193
     Tax-exempt securities       32,780      32,902           5         127
     Other                       49,296      48,107       2,082         893
                               --------    --------    --------    --------
                               $737,658    $738,804    $  2,995    $  4,141
                               ========    ========    ========    ========

        Available-for-sale investments in the accompanying balance sheet at July 2, 1994, include $361,504,000 with contractual maturities of one year or less, $336,185,000 with contractual maturities of over one year through five years, and $39,969,000 with contractual maturities of over five years. Expected maturities, as classified in the accompanying balance sheet, may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of put and call options that enable either the Company and/or the issuer to redeem these securities at an earlier date.

        The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. Gain on sale of investments for the six-month period ended July 2, 1994, resulted from gross realized gains of $5,579,000 and gross realized losses of $1,248,000 relating to the sale of available-for-sale investments.


     5. Issuance of Senior Convertible Obligations

        On April 15, 1994, the Company issued and sold $345.0 million principal amount of 5% senior convertible debentures due 2001. The debentures are convertible into shares of the Company's common stock at a conversion price of $47 1/4 per share.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     (d) Notes to Consolidated Financial Statements - July 2, 1994
         (continued)


     6.  Subsequent Event

        On July 20, 1994, the Company called for redemption on August 19, 1994, all of its outstanding 6 3/4% subordinated convertible debentures due 2001. The redemption price is 103% of the principal amount plus accrued interest to the redemption date. As of July 29, 1994, there was $59,675,000 principal amount of debentures outstanding. As an alternative to redeeming for cash, the holders of the debentures have the option of converting their debentures into shares of the Company's common stock at a conversion price of $23.00 per share. The closing price of Thermo Electron common stock on the New York Stock Exchange on July 29, 1994, was $39 7/8.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Second Quarter 1994 Compared With Second Quarter 1993

        Sales for the second quarter of 1994 were $395.0 million, an increase of $94.5 million, or 31%, over the second quarter of 1993. Segment income was a record $48.9 million, compared with $28.4 million in 1993, an increase of 72%. (Segment income is income before corporate general and administrative expenses, costs associated with divisional and product restructuring, other income and expense, minority interest expense, and income taxes.)

        Sales from the Instruments segment were $162.7 million in 1994, an increase of $36.9 million, or 29%, over the second quarter of 1993. Sales increased due to acquisitions made by Thermo Instrument Systems Inc. during 1993 and its acquisition of several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated on March 16, 1994. Segment income margin (segment income margin is segment income as a percentage of sales) was 16.5% in 1994, compared with 17.4% in 1993. Segment income margin declined principally due to lower margins at the recently acquired businesses within the EnviroTech Measurements & Controls group.

        Sales from the Alternative-energy Systems segment were $70.9 million in 1994, an increase of $12.8 million, or 22%, over 1993. Within this segment, sales from the Energy Systems group, which consist of revenues from the operation of power plants and a waste-recycling facility and, in 1993, revenues from construction of large alternative-energy facilities, increased to $38.6 million from $28.2 million in 1993. Increased revenues from the Energy Systems group resulted primarily from an additional power plant and a

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Second Quarter 1994 Compared With Second Quarter 1993 (continued)

     waste-recycling facility in operation during the second quarter of 1994 and, to a lesser extent, the absence of utility-imposed curtailments of power output and improved performance at two California plants. In addition, revenues increased due to annual contractual energy rate increases under certain power sales contracts. These increases were offset in part by the absence of construction revenues in the second quarter of 1994, compared with $4.1 million in 1993. Sales from Thermo Power Corporation were $23.4 million, compared with $19.7 million in 1993. Sales increased due to the inclusion of $2.2 million in sales from NuTemp, Inc., which was acquired in May 1994, and due to increased demand for refrigeration packages, offset in part by lower prices due to increased competition in the refrigeration industry.

        Segment income from the Alternative-energy Systems segment was $7.4 million in 1994, compared with a loss of $0.3 million in 1993. The Energy Systems group had segment income of $6.2 million, compared with a loss of $0.6 million in 1993. The Energy Systems group improvement resulted from the additional power plant and the waste-recycling plant in operation during the second quarter of 1994, the absence of utility-imposed curtailments of power output and improved performance at two California plants, and annual contractual energy rate increases under certain power sales contracts. In addition, segment income improved as a result of lower lease expense, offset in part by depreciation expense, resulting from the December 1993 purchase of the Delano I facility in Delano, California. Segment income increased $0.8 million at Thermo Power as a result of increased sales.

        Sales in the Process Equipment segment were $45.8 million, compared with $38.2 million in 1993, an increase of 20%. Within this segment, sales from Thermo Fibertek Inc. were $39.8 million, compared with $30.8 million in 1993. This increase reflects the inclusion of $9.3 million in revenues from AES Engineered Systems, which was acquired from Albany International Corp. on June 30, 1993, and a $3.1 million increase in revenues from Thermo Fibertek's North American paper-recycling equipment business due to increased demand. These increases were offset primarily by a decline of $2.1 million in revenues due to a decrease in demand for the environmental process systems sold by Thermo Fibertek's Vickerys subsidiary as a result of changes in U.K. environmental regulations that required modifications to Vickerys' equipment. Vickerys has completed modifications to its equipment and is currently field testing its new design. Sales of Holcroft heat-treating systems remained depressed at $3.3 million, compared with $3.8 million in 1993. Sales of automated electroplating equipment from the Company's wholly owned Napco, Inc. subsidiary declined to $2.8 million from $3.6 million in 1993, due to continuing

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Second Quarter 1994 Compared With Second Quarter 1993 (continued)

     weak demand. The Process Equipment segment income margin was 9.8%, compared with 5.6% in 1993. Thermo Fibertek's segment income margin improved to 12.3% from 10.1% in 1993, primarily due to increased sales and to an improved sales mix. Segment income declined by $0.3 million at Holcroft as a result of lower sales, and improved by $0.8 million at Napco as a result of efforts to reduce operating costs and the completion of jobs with cost overruns in the 1993 period.

        Sales in the Biomedical Products segment were $43.3 million in 1994, an increase of $12.8 million, or 42%, over 1993. Sales increased $4.6 million due to the inclusion of sales from CBI Laboratories, Inc., a manufacturer of skin-care and other personal-care products, which was acquired by the Company's ThermoLase Corporation subsidiary in December 1993. Sales of ThermoTrex Corporation's mammography and biopsy systems increased $4.2 million, and sales of Thermo Cardiosystems Inc.'s implantable left ventricular-assist devices increased $1.5 million due to increased demand. Segment income margin improved to 9.3%, compared with 2.3% in 1993, as a result of increased sales.

        Sales in the Services segment were $33.3 million in 1994, compared with $29.9 million in 1993. Within this segment, sales from Thermo Remediation Inc. increased $2.4 million, primarily due to an increase in the volume of soil processed at its soil-remediation centers and, to a lesser extent, the inclusion of revenues from a fluids recovery company acquired in November 1993. Sales of metallurgical services and analytical laboratory and environmental consulting services were about the same level as 1993. Segment income margin improved to 10.1% from 6.5% in 1993 due to increased sales and efforts to reduce costs.

        Sales from the Advanced Technologies segment were $40.4 million, compared with $18.4 million in 1993. Sales increased $18.3 million due to the inclusion of sales from Ramsey Technology Inc., which was acquired by Thermedics in March 1994, and sales from Comtest Instrumentation, which was acquired by Thermo Voltek Corp. in August 1993. Sales also increased $1.9 million due to increased demand for Thermedics' explosives-detection system. Segment income margin declined to 7.0% in 1994, compared with 11.4% in 1993, as a result of higher costs associated with the worldwide service organization for Thermedics' high-speed product quality assurance system, lower margins at acquired companies and, to a lesser extent, increased research and development expenses at ThermoTrex to develop and commercialize new products.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Second Quarter 1994 Compared With Second Quarter 1993 (continued)

        In 1983, the Company adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the issuance of shares by subsidiaries upon conversion of indebtedness, and similar transactions, the Company recorded gains of $0.2 million in 1994 and $10.6 million in 1993. Although the Company expects to continue this strategy in the future, its goal is to continue increasing segment income over the next few years so that gains generated by sales of stock by its subsidiaries will represent a decreasing portion of net income. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to generate gains from such transactions in the future.

        "Other income (expense), net" in the accompanying statement of income includes a gain of $12.0 million in 1994 resulting from the sale of the Company's Peter Brotherhood Ltd. facility, in Peterborough, England. Peter Brotherhood will relocate to a newly constructed site in Peterborough later this year. Also included in "Other income (expense), net" is equity in losses of unconsolidated subsidiaries, which represents the Company's portion of results from entities in which the Company's ownership percentage is 50% or less. The loss was $0.6 million in 1994 and $1.0 million in 1993.


     First Six Months 1994 Compared With First Six Months 1993

        Sales for the first six months of 1994 were $745.4 million, an increase of $152.2 million, or 26%, over the 1993 period. Segment income was $90.8 million, an increase of $35.0 million, or 63%, over the 1993 period.

        Sales from the Instruments segment were $310.3 million, an increase of $60.6 million, or 24%, over the 1993 period. Sales increased due to acquisitions made by Thermo Instrument. Segment income margin was 17% in both periods.

        Sales from the Alternative-energy Systems segment were $132.8 million in 1994, an increase of $19.3 million, or 17%, over 1993. Within this segment, sales from the Energy Systems group were $70.8 million, compared with $57.5 million in 1993. Sales increased due to the reasons discussed in the results of operations for the

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     First Six Months 1994 Compared With First Six Months 1993 (continued)

     second quarter, offset in part by a decrease of $2.5 million in revenues from the Company's Whitefield, New Hampshire plant, as a result of an interruption of operations in January 1994, resulting from damage to its turbine-generator. The Whitefield plant resumed full operations in June 1994. Sales from Thermo Power were $45.4 million, compared with $38.4 million in 1993. This increase resulted primarily from increased demand for refrigeration packages, offset in part by lower prices due to increased competition in the refrigeration industry and the inclusion of $2.2 million in sales from NuTemp, which was acquired in May 1994.

        Segment income from the Alternative-energy Systems segment was $10.9 million in 1994, compared with a loss of $2.9 million in 1993. Within this segment, the Energy Systems group had segment income of $9.2 million, compared with a loss of $4.1 million in 1993. This improvement is due to the same reasons discussed in the results of operations for the second quarter. Segment income at Thermo Power increased $0.9 million, as a result of increased sales.

        Sales in the Process Equipment segment were $88.8 million, compared with $75.7 million in 1993, an increase of 17%. Within this segment, sales from Thermo Fibertek were $75.0 million, compared with $58.9 million in 1993. This increase reflects the inclusion of $18.2 million in revenues from AES Engineered Systems, which was acquired on June 30, 1993, and a $2.6 million increase in revenues from Thermo Fibertek's North American paper-recycling equipment business due to increased demand. These increases were offset in part by a decline of $3.6 million in revenues due to a decrease in demand for the environmental process systems sold by Thermo Fibertek's Vickerys subsidiary as explained in the results of operations for the second quarter and, to a lesser extent, by a decline of $1.4 million in revenues due to the unfavorable effects of currency translation as a result of a stronger U.S. dollar. Sales of Holcroft heat-treating systems, which remain depressed, were $7.3 million, compared with $9.0 million in 1993. Sales of automated electroplating equipment from the Company's wholly owned Napco subsidiary declined to $6.5 million from $7.8 million in 1993, due to weak demand. The Process Equipment segment income margin was 9.7%, compared with 7.2% in 1993. This improvement results from the same factors as those discussed in the results of operations for the second quarter.

        Sales in the Biomedical Products segment were $84.3 million, an increase of $22.8 million, or 37%, over 1993. Sales increased $8.5 million due to the inclusion of sales from CBI Laboratories, which was acquired in December 1993. Sales of mammography and biopsy systems

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     First Six Months 1994 Compared With First Six Months 1993 (continued)

     increased $7.4 million, while sales of Thermo Cardiosystems' implantable left ventricular-assist devices increased $2.9 million, sales of Thermedics' fragrance samplers increased $2.2 million, and sales of blood coagulation-monitoring products at the Company's wholly owned International Technidyne Corporation subsidiary increased $1.7 million, due to increased demand. Segment income margin improved to 7.8%, compared with 4.1% in 1993, as a result of the increased sales.

        Sales in the Services segment were $65.7 million in 1994, compared with $59.5 million in 1993. Within this segment, sales from Thermo Remediation increased $5.5 million, primarily due to an increase in the volume of soil processed at its soil-remediation centers and, to a lesser extent, the inclusion of revenues from a fluids recovery company acquired in November 1993. Sales of metallurgical services and analytical laboratory and environmental consulting services were about the same level as in 1993. Segment income margin improved to 10.3% from 7.5% in 1993 due to increased sales and efforts to reduce costs.

        Sales from the Advanced Technologies segment were $65.7 million, compared with $34.0 million in 1993. Sales increased $22.1 million due to the inclusion of sales from the Ramsey Technology and Comtest Instrumentation acquisitions. Sales also increased $2.6 million due to increased demand for Thermedics' explosives-detection system, $4.3 million due to increased demand, principally from one customer, for Thermedics' high-speed product quality assurance systems and related services, and $2.4 million at ThermoTrex due to increased funding levels on government-sponsored contracts. Segment income margin declined to 7.3% from 11.4% in 1993 due to lower margins at acquired businesses and, to a lesser extent, costs associated with the worldwide service organization for Thermedics' high-speed product quality assurance system and increased research and development expenses at ThermoTrex to develop and commercialize new products.

        The Company recorded gains as a result of the sale of stock by subsidiaries of $8.7 million in the 1994 period and $21.7 million in the 1993 period.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Financial Condition

     Liquidity and Capital Resources

        Consolidated working capital was $1,120.0 million at July 2, 1994, compared with $828.3 million at January 1, 1994. Included in working capital were cash and short-term investments of $952.2 million at July 2, 1994, compared with $700.2 million at January 1, 1994. In addition, at July 2, 1994, the Company had $75.2 million of long-term marketable securities, compared with $43.6 million at January 1, 1994.

        On April 15, 1994, the Company issued and sold $345.0 million principal amount of 5% senior convertible debentures due 2001. During the first six months of 1994, the Company expended $141.3 million, net of cash acquired, for acquisitions, and $25.9 million for purchases of property, plant and equipment. In early 1994, the Company completed construction of a waste-recycling facility in San Diego County, California. Because this facility was not sold to a third party, the Company is obligated under its service agreement with San Diego County to contribute $15.0 million of equity to the project in 1994. The Company has no material commitments for purchases of property, plant and equipment and expects that, for 1994, such expenditures will approximate the 1993 level. During the first six months of 1994, the Company and its majority-owned subsidiaries expended $53.2 million to purchase common stock of the Company's subsidiaries. The Company expects that these purchases will continue.

        A substantial percentage of the Company's consolidated cash and short-term investments is held by subsidiaries that are not wholly owned by the Company. This percentage may vary significantly over time. Pursuant to the Thermo Electron Corporate Charter (the Charter), to which each of the majority-owned subsidiaries of the Company is a party, the combined financial resources of Thermo Electron Corporation and its subsidiaries allow the Company to provide banking, credit, and other financial services to its subsidiaries so that each member of the Thermo Electron group of companies may benefit from the financial strength of the entire organization. Toward that end, the Charter states that each member of the group may be required to provide certain credit support to the consolidated entity. Nonetheless, the Company's ability to access assets held by its majority-owned subsidiaries through dividends, loans, or other transactions is subject in each instance to a fiduciary duty owed to the minority shareholders of the relevant subsidiary. In addition, dividends received by Thermo Electron from a subsidiary that does not consolidate with Thermo Electron for tax purposes, are subject to tax. Therefore, under certain circumstances, a portion of the Company's consolidated cash and short-term investments may not be readily available to Thermo Electron or certain of its subsidiaries.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Liquidity and Capital Resources (continued)

        The Company intends for the foreseeable future to maintain at least 80% ownership of its Thermo Instrument and Thermo Fibertek subsidiaries, which is required in order to continue to file a consolidated federal income tax return with these subsidiaries. In addition, the Company intends to maintain greater than 50% ownership of its other majority-owned subsidiaries so that the Company may continue to consolidate these subsidiaries for financial reporting purposes. This may require the purchase by the Company of additional shares or convertible debentures of these companies from time to time as the number of outstanding shares issued by these companies increases, either in the open market or directly from the subsidiaries. If the Company were to lose its ability to consolidate for tax purposes with Thermo Instrument and/or Thermo Fibertek, the Company would incur additional tax liabilities, which could be substantial.


     PART II - Other Information

     Item 1 - Legal Proceedings

        The Company participates in the operation of the Dade County (Florida) Downtown Government Center cogeneration facility through a joint venture with Rolls-Royce, Inc. As disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994, the joint venture's lawsuit against Dade County (see Item 3 of the Company's Annual Report on Form 10-K for the year ended January 1,
     1994), including counterclaims by Dade County, was dismissed with prejudice by agreement of the parties. The terms of the dismissal include: (a) payment by Dade County, net of amounts paid by the joint venture, of $1,500,000, (b) a joint request that the Federal Energy Regulatory Commission (FERC) terminate its proceedings and vacate its previous order, and (c) a joint request that the Florida Public Service Commission (FPSC) dismiss the petition brought before it by Dade County. FERC has not acted upon the request made to it by the joint venture. FPSC granted the request for dismissal. Since the settlement with Dade County, Florida Power & Light (FPL) has filed (a) a motion at FERC opposing the request made to FERC by the joint venture, and (b) a motion at FPSC, similar to one previously filed at FPSC by Dade County, seeking a declaration that the joint venture was engaged in the retail sale of electricity without complying with the rules governing public utilities.

        The settlement also contemplates certain initiatives designed to improve the financial performance of the joint venture's facility, including one or more of the following: (a) Dade County creating a municipal utility to purchase all of the facility's power, and if FPL

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     PART II - Other Information (continued)


     Item 1 - Legal Proceedings (continued)

     refuses to wheel excess power, obtaining an order from FERC requiring FPL to wheel electricity in excess of that used at the Downtown Government Center project to other County facilities, (b) the joint venture's acquisition of the generating equipment from Florida Energy Partners and subsequent transfer of such equipment to Dade County, and if FPL refuses self-service wheeling, the obtaining of an order from FPSC requiring FPL to permit self-service wheeling by the County of excess electricity from the facility to other County facilities, and
     (c) construction by the joint venture, at its expense, of a transmission line to transmit electricity to other County facilities.

        Because these initiatives have numerous and complex conditions and requirements associated with them, the implementation of which has been opposed by FPL and/or which need the approval of other third parties, no assurances can be given as to the likelihood that any one of them will be successful. Moreover, if FERC does not grant the aforementioned request and rejects FPL's challenges, or FPSC rules in favor of FPL, then FERC or FPSC, as the case may be, could impose liabilities or otherwise issue rulings which could result in the joint venture being in default under its arrangements with Florida Energy Partners, the potential consequences of which include facility regulation or shut-down, refund liability, and other consequences as described in the Company's most recent Form 10-K.

        The Company's wholly owned Napco, Inc. subsidiary has settled the previously disclosed matter of "Timothy R.E. Keeney, Commissioner of Environmental Protection vs. Napco, Inc." pertaining to alleged violations of Connecticut state law relating primarily to labeling and storage of on-site containers allegedly containing hazardous materials, and related record-keeping matters. The subsidiary agreed to pay the Connecticut Department of Environmental Protection a civil penalty of $350,000 to settle this matter.

     Item 4 - Submission of Matters to a Vote of Security Holders

        On May 24, 1994, at the Annual Meeting of Shareholders, the shareholders elected a class of three incumbent directors to a three-year term expiring in 1997. The directors reelected at the meeting were: Dr. John M. Albertine, Mr. Peter O. Crisp, and Mr. Roger
     D. Wellington. Dr. Albertine received 38,886,390 shares voted in favor of his election and 237,216 shares withheld, Mr. Crisp received 38,896,339 shares voted in favor of his election and 227,267 shares withheld, and Mr. Wellington received 38,883,795 shares voted in favor of his election and 239,811 shares withheld. No broker nonvotes were recorded on the election of directors.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION


     PART II - Other Information (continued)


     Item 4 - Submission of Matters to a Vote of Security Holders (continued)

        The shareholders also approved a proposal to increase the authorized common stock of the Company to 175 million shares as follows: 37,331,700 shares voted in favor, 1,461,022 shares voted against, and 330,884 shares abstained. A proposal to amend the Company's equity incentive plan to comply with Section 162(m) of the Internal Revenue Code and to increase the shares available under the plan by 2,000,000 shares was also approved as follows: 33,806,443 shares voted in favor, 4,547,978 shares voted against and 769,185 shares abstained. No broker nonvotes were recorded on either proposal.


     Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                                                  FORM 10-Q
                                                               July 2, 1994
                           THERMO ELECTRON CORPORATION




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 1994.



                                             THERMO ELECTRON CORPORATION


                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Vice President, Finance


                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer

                                  EXHIBIT INDEX


     Exhibit Number  Document                                         Page

          3(i) Amended and Restated Certificate of Incorp-oration of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-54347] and incorporated herein by reference)

          10.1 Equity Incentive Plan, as amended, of the Registrant

           11        Statement re: Computation of earnings per share