Form 10-Q
period 1994-10-01
THERMO ELECTRON CORP
filed 1994-11-08
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                     ---------------------------------------

                                    FORM 10-Q


     (mark one)

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the Quarter Ended October
           1, 1994.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                    Class               Outstanding at October 28, 1994
         -----------------------------  -------------------------------
         Common Stock, $1.00 par value              50,849,778PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     PART I - Financial Information

     Item 1 - Financial Statements

     (a) Consolidated Balance Sheet - Assets as of October 1, 1994 and January 1, 1994 (In thousands)

                                                    October 1,  January 1,
                                                          1994        1994
                                                    ----------  ----------
     Current Assets:
      Cash and cash equivalents                     $  307,181  $  325,744
      Short-term available-for-sale investments,
       at market value (amortized cost of $636,992)
       (Note 4)                                        635,047           -
      Short-term investments                                 -     374,450
      Accounts receivable, less allowances of
       $21,543 and $14,129                             341,337     267,377
      Unbilled contract costs and fees                  33,775      32,574
      Inventories:
       Raw materials and supplies                      129,049     110,437
       Work in process and finished goods              112,692      82,385
      Prepaid income taxes                              47,758      39,258
      Prepaid expenses                                  13,729      12,318
                                                    ----------  ----------
                                                     1,620,568   1,244,543
                                                    ----------  ----------
     Assets Related to Projects Under Construction:
      Restricted funds                                       -      34,100
      Facilities under construction                          -     128,040
                                                    ----------  ----------
                                                             -     162,140
                                                    ----------  ----------

     Property, Plant and Equipment, at Cost            767,548     581,894

      Less: Accumulated depreciation and
            amortization                               168,602     134,423
                                                    ----------  ----------
                                                       598,946     447,471
                                                    ----------  ----------
     Long-term Available-for-sale Investments,
      at Market Value (amortized cost of $82,110)
      (Note 4)                                          80,598           -
                                                    ----------  ----------
     Long-term Marketable Securities                         -      43,630
                                                    ----------  ----------
     Other Assets                                      105,921     102,347
                                                    ----------  ----------
     Cost in Excess of Net Assets of Acquired
      Companies                                        569,004     473,579
                                                    ----------  ----------
                                                    $2,975,037  $2,473,710
                                                    ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.




                                        2PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of October 1, 1994 and January 1, 1994 (In thousands except share amounts)

                                                    October 1,  January 1,
                                                          1994        1994
                                                    ----------  ----------
     Current Liabilities:
      Notes payable                                 $   59,467  $   45,851
      Accounts payable                                 100,544      85,278
      Accrued payroll and employee benefits             68,228      49,029
      Accrued income taxes                              14,960       7,713
      Accrued installation and warranty costs           30,146      26,049
      Other accrued expenses                           214,116     202,326
                                                    ----------  ----------
                                                       487,461     416,246
                                                    ----------  ----------
     Deferred Income Taxes and Other Items             126,434     106,539
                                                    ----------  ----------
     Liabilities Related to Projects Under
      Construction:
       Payables and accrued expenses                         -      10,680
       Tax-exempt obligations                                -     142,069
                                                    ----------  ----------
                                                             -     152,749
                                                    ----------  ----------
     Long-term Obligations (Notes 5 and 6):
      Senior convertible obligations                   620,000     275,000
      Subordinated convertible obligations             187,576     238,386
      Tax-exempt obligations                           130,938           -
      Nonrecourse tax-exempt obligations               108,800     108,800
      Other                                             19,386      25,275
                                                    ----------  ----------
                                                     1,066,700     647,461
                                                    ----------  ----------
     Minority Interest                                 314,647     277,681
                                                    ----------  ----------
     Common Stock of Subsidiary Subject to
      Redemption ($15,390 redemption value)             14,730      14,511
                                                    ----------  ----------
     Shareholders' Investment:
      Common stock, $1 par value, 175,000,000
       shares authorized; 50,951,625 and
       47,950,580 shares issued                         50,952      47,951
      Capital in excess of par value                   488,747     467,076
      Retained earnings                                436,573     362,138
      Treasury stock at cost, 111,572 and 31,898
       shares                                           (4,818)     (1,212)
      Cumulative translation adjustment                 (1,271)    (13,591)
      Deferred compensation                             (2,922)     (3,839)
      Net unrealized loss on available-for-sale
       investments (Note 4)                             (2,196)          -
                                                    ----------  ----------
                                                       965,065     858,523
                                                    ----------  ----------
                                                    $2,975,037  $2,473,710
                                                    ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     (b) Consolidated Statement of Income for the three months ended October 1, 1994 and October 2, 1993 (In thousands except per share amounts)

                                                        Three Months Ended
                                                       -------------------
                                                         Oct. 1,   Oct. 2,
                                                            1994      1993
                                                       --------- ---------
     Revenues:
      Product sales and revenues                       $365,426   $282,526
      Service revenues                                   35,774     29,842
      Research and development contract revenues          5,254      6,012
                                                       --------   --------
                                                        406,454    318,380
                                                       --------   --------
     Costs and Expenses:
      Cost of products                                  209,351    166,121
      Cost of services                                   25,979     22,378
      Expenses for research and development and
       new lines of business (a)                         25,377     22,388
      Selling, general and administrative expenses       98,885     67,917
      Costs associated with divisional and product
       restructuring                                        650          -
                                                       --------   --------
                                                        360,242    278,804
                                                       --------   --------
     Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                           12,561      3,461
     Other Income (Expense), Net (Note 3)                (5,715)       238
                                                       --------   --------
     Income Before Income Taxes and Minority Interest    53,058     43,275
     Provision for Income Taxes                          14,506     16,750
     Minority Interest Expense                           10,808      5,602
                                                       --------   --------
     Net Income                                        $ 27,744   $ 20,923
                                                       ========   ========
     Earnings per Share:
      Primary                                          $    .56   $    .45
                                                       ========   ========
      Fully diluted                                    $    .48   $    .40
                                                       ========   ========
     Weighted Average Shares:
      Primary                                            49,802     46,253
                                                       ========   ========
      Fully diluted                                      66,815     58,029
                                                       ========   ========
     (a) Includes costs of:
          Research and development contracts           $  4,549   $  5,049
          Internally funded research and development     19,757     14,488
          Other expenses for new lines of business        1,071      2,851
                                                       --------   --------
                                                       $ 25,377   $ 22,388
                                                       ========   ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     (b) Consolidated Statement of Income for the nine months ended
         October 1, 1994 and October 2, 1993 (In thousands except per share amounts)

                                                      Nine Months Ended
                                                   -----------------------
                                                      Oct. 1,      Oct. 2,
                                                         1994         1993
                                                   ----------   ----------
     Revenues:
      Product sales and revenues                   $1,031,795   $  803,370
      Service revenues                                101,459       89,339
      Research and development contract revenues       18,642       18,883
                                                   ----------   ----------
                                                    1,151,896      911,592
                                                   ----------   ----------
     Costs and Expenses:
      Cost of products                                602,557      489,686
      Cost of services                                 73,758       66,781
      Expenses for research and development and
       new lines of business (a)                       75,372       64,842
      Selling, general and administrative expenses    273,683      204,667
      Costs associated with divisional and product
       restructuring                                      650        5,845
                                                   ----------   ----------
                                                    1,026,020      831,821
                                                   ----------   ----------
     Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                         21,284       25,179
     Other Income (Expense), Net (Note 3)               1,285       (6,274)
                                                   ----------   ----------
     Income Before Income Taxes and Minority
      Interest                                        148,445       98,676
     Provision for Income Taxes                        50,956       29,900
     Minority Interest Expense                         23,054       14,799
                                                   ----------   ----------
     Net Income                                    $   74,435   $   53,977
                                                   ==========   ==========
     Earnings per Share:
      Primary                                      $     1.53   $     1.27
                                                   ==========   ==========
      Fully diluted                                $     1.34   $     1.14
                                                   ==========   ==========
     Weighted Average Shares:
      Primary                                          48,677       42,487
                                                   ==========   ==========
      Fully diluted                                    64,007       54,283
                                                   ==========   ==========
     (a) Includes costs of:
          Research and development contracts       $   15,408   $   15,441
          Internally funded research and
           development                                 57,094       44,307
          Other expenses for new lines of business      2,870        5,094
                                                   ----------   ----------
                                                   $   75,372   $   64,842
                                                   ==========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     (c) Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 1994 and October 2, 1993 (In thousands)

                                                        Nine Months Ended
                                                      --------------------
                                                        Oct. 1,    Oct. 2,
                                                           1994       1993
                                                      ---------  ---------
     Operating Activities:
      Net cash provided by operating activities       $ 110,638  $  60,191
                                                      ---------  ---------
     Investing Activities:
      Acquisitions, net of cash acquired               (160,193)  (116,686)
      Purchases of property, plant and equipment        (39,868)   (26,232)
      Proceeds from sale of property, plant and
       equipment                                         17,501      2,647
      Purchases of long-term investments                      -    (19,226)
      Proceeds from sale of long-term investments             -     16,640
      Purchases of available-for-sale investments      (642,968)         -
      Proceeds from sale and maturities of
       available-for-sale investments                   354,606          -
      Increase in short-term investments                      -   (108,744)
      (Increase) Decrease in assets related to
       construction projects                             23,420     (5,056)
      Other                                              (6,919)    (2,013)
                                                      ---------  ---------
       Net cash used in investing activities           (454,421)  (258,670)
                                                      ---------  ---------
     Financing Activities:
      Net proceeds from issuance of long-term
       obligations (Note 5)                             370,311     67,959
      Repayment and repurchase of long-term
       obligations                                      (18,867)    (4,840)
      Proceeds from issuance of Company and
       subsidiary common stock                           46,288    333,280
      Purchases of Company and subsidiary common
       stock                                            (76,503)   (41,340)
      Other                                                 960       (187)
                                                      ---------  ---------
       Net cash provided by financing activities        322,189    354,872
                                                      ---------  ---------

     Exchange Rate Effect on Cash                         3,031     (1,380)
                                                      ---------  ---------
     Increase (Decrease) in Cash and Cash Equivalents   (18,563)   155,013
     Cash and Cash Equivalents at Beginning of Period   325,744    190,601
                                                      ---------  ---------
     Cash and Cash Equivalents at End of Period       $ 307,181  $ 345,614
                                                      =========  =========








                                        6PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     (c) Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 1994 and October 2, 1993 (In thousands)
         (continued)


                                                        Nine Months Ended
                                                      --------------------
                                                        Oct. 1,    Oct. 2,
                                                           1994       1993
                                                      ---------  ---------
     Supplemental Cash Flow Information:
      Provision for losses on accounts receivable     $   2,344  $   2,157

      Cash paid for:
       Interest                                       $  41,095  $  25,722
       Income taxes                                   $  18,458  $   7,683

      Noncash financing activities:
       Conversions of convertible obligations         $  88,210  $  33,577

     The accompanying notes are an integral part of these consolidated financial statements.































                                        7PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     (d) Notes to Consolidated Financial Statements - October 1, 1994


     1. General

        The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended October 1, 1994 and October 2, 1993, (b) the financial position at October 1, 1994, and (c) the cash flows for the nine-month periods ended
     October 1, 1994 and October 2, 1993. Interim results are not necessarily indicative of results for a full year.

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


     2. Transactions in Stock of Subsidiaries

        "Gain on issuance of stock by subsidiaries" in the accompanying statement of income for the nine-month period ended October 1, 1994, resulted primarily from the following:

        An initial public offering of 2,674,786 shares of ThermoLase Corporation common stock in July 1994 at $6.00 per share for net proceeds of $14.8 million resulted in a gain of $8.6 million recorded by ThermoTrex Corporation.

        A private placement of 700,000 shares of ThermoSpectra Corporation common stock in September 1994 at $10.00 per share for net proceeds of $6.5 million resulted in a gain of $3.3 million recorded by Thermo Instrument Systems Inc.

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



                                        8PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     (d) Notes to Consolidated Financial Statements - October 1, 1994
         (continued)


     3. Other Income (Expense), Net

        The components of "Other income (expense), net" in the accompanying statement of income are:

                                   Three Months Ended   Nine Months Ended
                                   ------------------  -------------------
                                    Oct. 1,   Oct. 2,   Oct. 1,   Oct. 2,
     (In thousands)                    1994      1993      1994      1993
     --------------------------------------------------------------------
     Royalty income                $    206  $    447  $  1,486  $  1,441
     Interest income                 12,117     8,108    30,023    17,051
     Interest expense               (16,496)   (7,756)  (43,199)  (23,241)
     Equity in losses of
      unconsolidated subsidiaries    (1,516)   (1,514)   (3,354)   (3,579)
     Gain (loss) on sale of
      investments                       (87)      695     4,244     1,563
     Other income, net                   61       258    12,085       491
                                   --------  --------  --------  --------
                                   $ (5,715) $    238  $  1,285  $ (6,274)
                                   ========  ========  ========  ========

     4. Available-for-sale Investments

        Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's debt and marketable equity securities are considered "Available-for-sale investments" in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded currently as a component of shareholders' investment titled "Net unrealized loss on available-for-sale investments." "Net unrealized loss on available-for-sale investments" consists of (1) an unrealized gain, net of related tax effects, of $2,868,000 that was recorded as a cumulative effect of change in accounting principle adjustment and
     (2) an unrealized loss, net of related tax effects, of $5,064,000 relating to the decline in the market value of available-for-sale investments for the nine-month period ended October 1, 1994.











                                        9PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     (d) Notes to Consolidated Financial Statements - October 1, 1994
         (continued)


     4. Available-for-sale Investments (continued)

        The aggregate market value, cost basis, and gross unrealized gains and losses of short- and long-term available-for-sale investments, by major security type, as of October 1, 1994, are as follows:

                                                          Gross       Gross
                                 Market        Cost  Unrealized  Unrealized
     (In thousands)               Value       Basis       Gains      Losses
     ----------------------------------------------------------------------
     Government agency
      securities               $302,377    $304,327    $    213    $  2,163
     Corporate bonds            324,125     324,995         161       1,031
     Tax-exempt securities       33,857      33,991           7         141
     Other                       55,286      55,789       2,172       2,675
                               --------    --------    --------    --------
                               $715,645    $719,102    $  2,553    $  6,010
                               ========    ========    ========    ========

        Available-for-sale investments in the accompanying balance sheet at October 1, 1994, include $430,382,000 with contractual maturities of one year or less, $247,900,000 with contractual maturities of over one year through five years, and $37,363,000 with contractual maturities of over five years. Expected maturities, as classified in the accompanying balance sheet, may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of put and call options that enable either the Company and/or the issuer to redeem these securities at an earlier date.

        The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. Gain on sale of investments for the nine-month period ended October 1, 1994, resulted from gross realized gains of $5,839,000 and gross realized losses of $1,595,000 relating to the sale of available-for-sale investments.


     5. Issuance of Senior Convertible Obligations

        On April 15, 1994, the Company issued and sold $345.0 million principal amount of 5% senior convertible debentures due 2001. The debentures are convertible into shares of the Company's common stock at a conversion price of $47 1/4 per share.





                                       10PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     (d) Notes to Consolidated Financial Statements - October 1, 1994
         (continued)


     6.  Redemption of Subordinated Convertible Debentures

        In July 1994, the Company called for redemption on August 19, 1994, all of its outstanding 6 3/4% subordinated convertible debentures due 2001. During the quarter ended October 1, 1994, the $59,675,000 principal amount of debentures outstanding was converted into 2,594,494 shares of the Company's common stock.

     7. Potential Acquisitions

        In August 1994, the Company signed a letter of intent to acquire Coleman Research Corporation in exchange for approximately 2,656,000 shares of the Company's stock in a transaction to be accounted for under the pooling-of-interests method of accounting. The proposed acquisition is subject to certain conditions, including the negotiation and execution of a definitive merger agreement, receipt of regulatory approvals including clearance from the Securities and Exchange Commission, due diligence, approval by the Company's board of directors, and approval by Coleman's shareholders and its board of directors.

        In October 1994, the Company commenced a cash tender offer at $24.50 per share for all of the outstanding shares of common stock of Puritan-Bennett Corporation. The total amount of funds required by the Company to purchase all shares (on a fully diluted basis) and pay related fees and expenses is expected to be approximately $320 million. The tender offer will expire on November 22, 1994. The closing of the tender offer is subject to a condition that the number of shares of Puritan-Bennett common stock tendered, together with the shares owned by the Company, constitute a majority of the Puritan-Bennett shares outstanding. The tender offer is also subject to certain other conditions, including, but not limited to, the condition that Puritan-Bennett's shareholder rights plan, and certain anti-takeover provisions of Puritan-Bennett's articles of incorporation and Delaware law, be made inapplicable to the transaction. Puritan-Bennett, based in Overland Park, Kansas, is a leading manufacturer of respiratory devices for hospital, home, and aviation markets.











                                       11PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


     Results of Operations

     Third Quarter 1994 Compared With Third Quarter 1993

        Sales for the third quarter of 1994 were a record $406.5 million, an increase of $88.1 million, or 28%, over the third quarter of 1993. Segment income was a record $55.8 million, compared with $44.1 million in 1993, an increase of 26%. (Segment income is income before corporate general and administrative expenses, costs associated with divisional and product restructuring, other income and expense, minority interest expense, and income taxes.)

        Sales from the Instruments segment were $161.6 million in 1994, an increase of $38.4 million, or 31%, over the third quarter of 1993. Sales increased due to acquisitions made by Thermo Instrument Systems Inc. during 1994 and 1993, including its acquisition of several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated in March 1994. Segment income margin (segment income margin is segment income as a percentage of sales) was 15.2% in 1994, compared with 17.7% in 1993. Segment income margin declined principally due to lower margins at the acquired businesses within the EnviroTech Measurements & Controls group.

        Sales from the Alternative-energy Systems segment were $81.4 million in 1994, an increase of $11.4 million, or 16%, over 1993. Sales from the Energy Systems group, which consist of revenues from the operation of power plants and a waste-recycling facility, increased to $46.9 million from $41.1 million in 1993. Increased revenues from the Energy Systems group resulted primarily from an additional power plant and a waste-recycling facility in operation during the third quarter of 1994 and, to a lesser extent, the absence of utility-imposed curtailments of power output, and from annual contractual energy rate increases under certain power sales contracts. The 1993 period includes $9.8 million of revenues recorded as a result of an agreement with a utility to terminate a power sales contract. Sales from Thermo Power Corporation were $24.2 million, compared with $19.2 million in 1993. Sales increased due to the inclusion of $3.6 million in sales from NuTemp, Inc., which was acquired in May 1994, and increased demand for refrigeration packages.

        Segment income from the Alternative-energy Systems segment was $15.0 million in 1994, compared with $12.7 million in 1994. The Energy Systems group had segment income of $13.3 million, compared with $12.2 million in 1993. This improvement resulted from the additional power plant and waste-recycling facility in operation during the third quarter of 1994 and, to a lesser extent, the absence of utility-imposed curtailments of power output and from improved performance at two California plants, and annual contractual energy rate increases under certain power sales contracts. In addition,


                                       12PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Third Quarter 1994 Compared With Third Quarter 1993 (continued)

     segment income improved as a result of lower lease expense, offset in part by depreciation expense, resulting from the December 1993 purchase of the Delano I facility in Delano, California. The 1993 period included $5.4 million of income from the termination of the power sales contract discussed above. Segment income increased $1.0 million at Thermo Power as a result of increased sales as well as lower expenses at Crusader Engines.

        Sales in the Process Equipment segment were $46.3 million, compared with $44.6 million in 1993. Within this segment, sales from Thermo Fibertek Inc. were $40.4 million, compared with $37.3 million in 1993. Increased demand for paper-recycling equipment and flotation-dryers was offset in part by a decline of $0.9 million in revenues due to a decrease in demand for the environmental process systems sold by Thermo Fibertek's U.K. subsidiary. Sales of Holcroft heat-treating systems remained depressed at $3.3 million, compared with $3.9 million in 1993. Sales of automated electroplating equipment from the Company's wholly owned Napco, Inc. subsidiary declined to $2.6 million from $3.4 million in 1993, due to continuing weak demand. The Process Equipment segment income margin was 10.8%, compared with 6.8% in 1993. Thermo Fibertek's segment income margin improved to 13.5% from 9.6% in 1993, primarily due to increased sales and an improved sales mix. Holcroft and Napco had segment losses of $28,000 and $0.4 million in 1994, respectively, due to low sales levels.

        Sales in the Biomedical Products segment were $45.8 million in 1994, an increase of $14.7 million, or 47%, over 1993. Sales increased $4.3 million due to the inclusion of sales from CBI Laboratories, Inc., a manufacturer of skin-care and other personal-care products, which was acquired by the Company's ThermoLase Corporation subsidiary in December 1993. Sales of ThermoTrex Corporation's mammography and biopsy systems increased $4.5 million, sales from wholly owned Nicolet Biomedical and International Technidyne increased $2.7 million, sales of Thermo Cardiosystems Inc.'s implantable left ventricular-assist systems (LVAS) increased $1.7 million, and sales of Thermedics Inc.'s Scent Seal fragrance samplers increased $1.2 million, all due to increased demand. Segment income margin improved to 10.5%, compared with 5.0% in 1993, as a result of increased sales and efforts to reduce costs. Thermo Cardiosystems received U.S. Food and Drug Administration approval for the commercial sale of its air-driven LVAS in October 1994 and has announced a price increase on U.S. sales of its air-driven LVAS, which will be phased in over six months.






                                       13PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Third Quarter 1994 Compared With Third Quarter 1993 (continued)

        Sales in the Services segment were $35.9 million in 1994, compared with $29.8 million in 1993. Within this segment, sales from Thermo Remediation Inc. increased $2.3 million, primarily due to an increase in the volume of soil processed at its soil-remediation centers and, to a lesser extent, the inclusion of revenues from a fluids recovery company acquired in November 1993. Sales of analytical laboratory and environmental consulting services increased $2.6 million due to the inclusion of $2.0 million in revenues from businesses acquired in 1994 and increased demand. Sales of metallurgical services were above 1993 levels. Segment income margin improved to 10.5% from 8.3% in 1993 due to increased sales and efforts to reduce costs.

        Sales from the Advanced Technologies segment were $36.9 million, compared with $20.4 million in 1993. Sales increased $14.8 million due to the inclusion of sales from Ramsey Technology Inc., which was acquired by Thermedics in March 1994. Sales also increased $2.1 million due to increased demand for Thermedics' EGIS explosives-detection systems. Segment income margin declined to 7.1% in 1994, compared with 12.0% in 1993, as a result of increased research and development expenses at ThermoTrex to develop and commercialize new products and lower margins at Ramsey.

        A wholly owned subsidiary of the Company, Napco, Inc., is challenging a $12.2 million jury verdict rendered against it in the third quarter of 1994 in a contract dispute arising out of a defective waste treatment system installed by Napco in 1984. The Company believes the verdict is in error and is vigorously pursuing all available post-trial remedies. These include having the verdict set aside or substantially reduced and, if necessary, taking an appeal. In the third quarter of 1994 the Company increased its reserve for potential losses from pending litigation by approximately $4.0 million, which is reflected in Corporate general and administrative expenses.

        In 1983, the Company adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of $12.6 million in 1994 and $3.5 million in 1993. Although the Company expects to continue this strategy in the future, its goal is to continue increasing segment income over the next few years so that gains generated by sales of stock by its subsidiaries will represent a decreasing portion of net income. The size and timing of these

                                       14PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Third Quarter 1994 Compared With Third Quarter 1993 (continued)

     transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to generate gains from such transactions in the future.

        In the third quarter of 1994, the Company's ThermoTrex subsidiary recorded restructuring expenses of $0.7 million, resulting from the decision to close its division located in Massachusetts. The costs primarily represent severance costs and, to a lesser extent, the costs to write-off leasehold improvements.

        "Other income (expense), net" in the accompanying statement of income includes equity in losses of unconsolidated subsidiaries, which represents the Company's portion of results from entities in which the Company's ownership percentage is 50% or less, primarily the operation of the Dade County cogeneration facility. The loss from unconsolidated subsidiaries was $1.5 million in both the 1994 and 1993 periods.


     First Nine Months 1994 Compared With First Nine Months 1993

        Sales for the first nine months of 1994 were $1,151.9 million, an increase of $240.3 million, or 26%, over the 1993 period. Segment income was $146.6 million, an increase of $46.7 million, or 47%, over 1993.

        Sales from the Instruments segment were $471.9 million, an increase of $99.0 million, or 27%, over the 1993 period. Sales increased due to acquisitions made by Thermo Instrument. Segment income margin declined to 16.5% in 1994 from 17.2% in 1993 as a result of lower margins at recently acquired businesses.

        Sales from the Alternative-energy Systems segment were $214.2 million in 1994, an increase of $30.7 million, or 17%, over 1993. Sales from the Energy Systems group were $117.7 million, compared with $98.6 million in 1993. Sales increased due to the reasons discussed in the results of operations for the third quarter in addition to an increase in sales at two California plants as a result of improved performance due to significant repairs made in the first half of 1993. These increases were offset in part by a decline of $2.5 million in revenues from the Company's Whitefield, New Hampshire plant as a result of an interruption of operations in January 1994 after damage to its turbine-generator. The Whitefield plant resumed full operations in June 1994. Sales from Thermo Power were $69.6 million, compared with $57.6 million in 1993. This increase resulted primarily from increased demand for refrigeration packages, offset in part by lower prices due to increased competition in the refrigeration

                                       15PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     First Nine Months 1994 Compared With First Nine Months 1993 (continued)

     industry, and the inclusion of $5.8 million in sales from NuTemp, which was acquired in May 1994.

        Segment income from the Alternative-energy Systems segment was $25.9 million in 1994, compared with $9.8 million in 1993. The Energy Systems group had segment income of $22.5 million, compared with $8.1 million in 1993. This improvement is due to the reasons discussed in the results of operations for the third quarter. Segment income at Thermo Power increased $1.9 million as a result of increased sales.

        Sales in the Process Equipment segment were $135.0 million, compared with $120.3 million in 1993. Within this segment, sales from Thermo Fibertek were $115.4 million, compared with $96.3 million in 1993. This increase reflects the inclusion of an additional $16.8 million in sales from AES Engineered Systems, which was acquired in June 1993, and an increase of $5.6 million in sales of paper-recycling equipment, due to increased demand. These increases were offset in part by a decline of $4.5 million in sales due to a decrease in demand for the environmental process systems sold by Thermo Fibertek's U.K. subsidiary. Sales of Holcroft heat-treating systems, which remain depressed, declined $2.3 million in 1994, and sales of automated electroplating equipment from the Company's wholly owned Napco subsidiary declined $2.1 million in 1994 due to weak demand. The Process Equipment segment income margin was 10.1%, compared with 7.1% in 1993. Thermo Fibertek's segment income margin improved to 12.5% from 10.2% in 1993, primarily due to increased sales and an improved sales mix. Holcroft and Napco had segment losses of $26,000 and $0.6 million in 1994, respectively, due to low sales levels.

        Sales in the Biomedical Products segment were $130.2 million, an increase of $37.4 million, or 40%, over 1993. Sales increased $12.9 million due to the inclusion of sales from CBI Laboratories, which was acquired in December 1993. Sales of ThermoTrex's mammography and biopsy systems increased 44%, to $39.2 million, sales of Thermo Cardiosystems' implantable LVAS increased $4.5 million, sales of Thermedics' Scent Seal fragrance samplers increased $3.4 million, and sales of International Technidyne's blood coagulation-monitoring products and skin incision devices increased 16% to $20.8 million due to increased demand. Segment income margin improved to 8.7%, compared with 4.4% in 1993, as a result of increased sales and efforts to reduce costs.






                                       16PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     First Nine Months 1994 Compared With First Nine Months 1993 (continued)

        Sales in the Services segment were $101.5 million, compared with $89.3 million in 1993. Within this segment, sales from Thermo Remediation increased $7.8 million, primarily due to an increase in the volume of soil processed at its soil-remediation centers and, to a lesser extent, the inclusion of revenues from a fluids recovery company acquired in November 1993. Sales of analytical laboratory and environmental consulting services increased 5%, due to the inclusion of revenues from businesses acquired in 1994, while sales of metallurgical services increased $2.1 million, to $32.1 million, due to increased demand. Segment income margin improved to 10.4% from 7.8% in 1993 due to increased sales and efforts to reduce costs.

        Sales from the Advanced Technologies segment were $102.6 million, compared with $54.4 million in 1993. Sales increased $36.6 million due to the acquisitions of Ramsey in March 1994, and Comtest Instrumentation in August 1993. Sales increased $4.7 million due to increased demand for Thermedics' EGIS explosives-detection systems, and $3.5 million due to increased demand, principally from one customer, for Thermedics' process detection instruments. Segment income margin declined to 7.2% from 11.6% in 1993 as a result of increased research and development expenses at ThermoTrex to develop and commercialize new products and, to a lesser extent, lower margins at acquired businesses.

        The Company recorded gains as a result of the sale of stock by subsidiaries of $21.3 million in 1994 and $25.2 million in 1993.


     Financial Condition

     Liquidity and Capital Resources

        Consolidated working capital was $1,133.1 million at October
     1, 1994, compared with $828.3 million at January 1, 1994. Included in working capital were cash and short-term investments of $942.2 million at October 1, 1994, compared with $700.2 million at January 1, 1994. In addition, at October 1, 1994, the Company had $80.6 million of long-term marketable securities, compared with $43.6 million at January 1, 1994.

        On April 15, 1994, the Company issued and sold $345.0 million principal amount of 5% senior convertible debentures due 2001. During the first nine months of 1994, the Company expended $160.2 million, net of cash acquired, for acquisitions, and $39.9 million for purchases of property, plant and equipment. In early 1994, the Company completed construction of a waste-recycling facility in San Diego

                                       17PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Liquidity and Capital Resources (continued)

     County, California. Because this facility was not sold to a third party, the Company is obligated under its service agreement with San Diego County to contribute $15.0 million of equity to the project in 1994. The Company has no material commitments for purchases of property, plant and equipment and expects that, for 1994, such expenditures will approximate the 1993 level. The Company has commenced a tender offer for shares of Puritan-Bennett Corporation, which could involve the expenditure of up to $320 million (see Note 7 to Consolidated Financial Statements). During the first nine months of 1994, the Company and its majority-owned subsidiaries expended $76.5 million to purchase common stock of the Company's subsidiaries. The Company expects that these purchases will continue.

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

                                       18PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION


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





































                                       19PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                           THERMO ELECTRON CORPORATION




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 1994.



                                             THERMO ELECTRON CORPORATION


                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Vice President, Finance


                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer






























                                       20PAGE

                                  EXHIBIT INDEX


     Exhibit Number  Document                                         Page
     --------------  --------                                         ----

          11         Statement re: Computation of earnings per share

          27         Financial Data Schedule