Form 10-K
period 1994-12-31
THERMO ELECTRON CORP
filed 1995-03-08
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 31, 1994

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

                                                         Name of each exchange
   Title of each class                                     on which registered
   Common Stock, $1.00 par value                       New York Stock Exchange
   Preferred Stock Purchase Rights

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 27, 1995, was approximately $2,200,490,000.

   As of January 27, 1995, the Registrant had 51,000,776 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 1995, are incorporated by reference into Part III.
PAGE

                                     PART I


   Item 1.  Business

   (a)  General Development of Business

   Thermo Electron Corporation and its subsidiaries (the Company or the Registrant) develop, manufacture, and market environmental monitoring and analysis instruments, biomedical products including heart-assist systems and mammography systems, paper-recycling and papermaking equipment, alternative-energy systems, industrial process equipment, and other specialized products. The Company also provides environmental and metallurgical services and conducts advanced technology research and development. The Company performs its business through its divisions and wholly owned subsidiaries, as well as majority-owned subsidiaries that are partially owned by the public or by private investors.

   The Company has developed leading market positions in many lines of business, including environmental monitoring and analysis instruments, mammography systems, biomass power plants, and paper-recycling equipment. The Company is currently seeking to establish leading market positions in the fields of left ventricular-assist systems, explosives-detection systems, soil-remediation services, and dedicated natural gas engines. The Company is developing new products in its Advanced Technologies segment, as well as in other segments.

   A key element in the Company's growth has been its ability to commercialize innovative products and services emanating from research and development activities conducted at the Company's various subsidiaries and divisions. The Company's strategy has been to identify business opportunities arising from social, economic, and regulatory issues and to seek a leading market share through the application of proprietary technology. As part of this strategy, the Company continues to focus on the acquisition of complementary businesses that can be integrated into its existing core businesses to leverage the Company's access to new markets.

   The Company believes that maintaining an entrepreneurial atmosphere is essential to its continued growth and development. In order to preserve this environment, the Company adopted the strategy of spinning out certain of its subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock options, as well as capital to support the subsidiaries' growth. The Company's wholly owned and majority-owned subsidiaries are provided with centralized strategic planning, corporate development, administrative, financial, and other services that would not be available to many independent companies of similar size. As of March 3, 1995, the Company had 13 subsidiaries that have sold minority equity interests, 11 of which are publicly traded.

   On February 8, 1995, the Company entered into a definitive agreement to acquire Coleman Research Corporation (CRC) in exchange for up to 2,669,158 shares of Company common stock, including approximately 146,900 shares reserved for issuance upon exercise of stock options. CRC provides systems integration, systems engineering, and analytical services to government customers in the fields of information technology, energy and the environment, software engineering, launch systems, advance radar and
                                        2PAGE
   imaging, and health systems. The acquisition is subject to certain conditions, including the approval of CRC's shareholders, and is expected to be consummated on or about March 15, 1995. If completed, the acquisition of CRC will be accounted for using the pooling-of-interests method.

   The Company is a Delaware corporation and was incorporated in 1956. The Company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980. The principal executive office of the Company is 81 Wyman Street, Waltham, Massachusetts 02254-9046 (telephone:
   617-622-1000).

   (b)  Financial Information About Industry Segments

   The Company's products and services are divided into six segments:
   Instruments, Alternative-energy Systems, Process Equipment, Biomedical Products, Environmental Services, and Advanced Technologies. Products or services within a particular segment are provided by more than one subsidiary, and certain subsidiaries' products or services are included in more than one segment. The principal products and services offered by the Company in the six industry segments are described in detail below (see "Principal Products and Services"). Financial information concerning the Company's industry segments is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1994* Annual Report to Shareholders and is incorporated herein by reference.

   (c)  Description of Business

        (i)  Principal Products and Services

   Instruments

   The Company, through its Thermo Instrument Systems Inc. subsidiary, is a worldwide leader in the development, manufacture, and marketing of analytical instruments used to detect and measure air pollution, nuclear radioactivity, complex chemical compounds, toxic metals, and other elements in a wide variety of materials. Thermo Instrument also markets process monitoring and control instruments for the oil, gas, and petrochemical industries. Through Thermo Instrument's 86%-owned subsidiary, ThermoSpectra Corporation, the Company develops, manufactures, and markets precision imaging, inspection, and measurement instrumentation that employ a variety of energy sources, or signals, as well as high-speed data acquisition and digital processing technologies.

   In recent years, Thermo Instrument has completed a number of key acquisitions to expand and complement its existing lines of instruments, including: Finnigan Corporation, a leading manufacturer of mass spectrometers, in May 1990; Nicolet Instrument Corporation, a leading manufacturer of instruments for numerous analytical, chemistry, engineering, and other applications, in August 1992; Spectra-Physics Analytical, a manufacturer of high performance liquid chromatography and capillary electrophoresis analytical instruments, in February 1993; and several of the businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated, manufacturers of products used for process control, process measurement, and laboratory analysis, in March 1994. In addition, on March 1, 1995, Thermo Instrument entered into an Asset and Stock Purchase Agreement with Fisons plc (Fisons) relating to the
   * References to 1994, 1993, and 1992 herein are for the fiscal years ended December 31, 1994, January 1, 1994, and January 2, 1993, respectively.
                                        3PAGE
   acquisition by Thermo Instrument of Fisons' Scientific Instruments Division (the Division) for a purchase price of 202 million British pounds sterling, subject to a post-closing adjustment. The Division is principally composed of Fisons operations that are involved in the research, development, manufacture, and sale of analytical instruments to industrial and research laboratories worldwide. Consummation of the acquisition is subject to several conditions, including approval by Fisons shareholders, regulatory approvals, consent of certain third parties and customary conditions to closing.

   Instruments manufactured and marketed by the Company employ a variety of advanced technologies and spectral, electroanalytical, and separation techniques to determine the composition, or structure, and physical properties of natural and synthetic substances. The Company's instruments can be broadly categorized by their use as analytical, monitoring, or process control instruments.

   Analytical Instruments

   The Company's principal analytical instrument products are atomic emission and absorption spectrometers, Fourier transform infrared (FT-IR) and FT-Raman spectrometers, mass spectrometers, high performance liquid chromatographs, gas chromatographs, and X-ray fluorescence instrumentation.

   Atomic emission (AE) and atomic absorption (AA) spectrometers identify and measure trace quantities of metals, and other elements, in a wide variety of materials, including environmental samples (such as soil, water, and wastes), foods, drugs, cosmetics, and alloys. The Company sells its products to a wide range of customers in manufacturing industries such as producers of aircraft, automobiles and trucks, computers, chemicals, food, pharmaceuticals, and primary metals; service industries such as waste management companies and commercial testing laboratories; and government and university laboratories.

   The Company is a leading manufacturer of sequential AE spectrometers, in which elements are analyzed one at a time, and simultaneous AE spectrometers, in which many elements can be measured at the same time. The Company produces AA spectrometers in single-, double-, and four-channel models. The Company is the only major producer of multichannel AA spectrometers, which provide several operational advantages over single-channel instruments, including speed of analysis, increased accuracy, reduced sample consumption, and analysis over an extended range of concentrations.

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

   The Company is a leading manufacturer of commercial mass spectrometers and has pioneered many of the significant developments and applications of mass spectrometry. The Company's mass spectrometry products identify and measure the components of a sample for organic chemical compounds or for inorganic elements. These instruments are used by customers in environmental analysis and pollution control; in research and the production of pharmaceuticals;
                                        4PAGE
   in biochemistry; in analysis of foods, chemicals, and petrochemicals; and in health and forensic science. The Company provides both stand-alone mass spectrometers and combined systems that use its own chromatographs or those purchased from other companies. These products span a range of sensitivity, specificity, separation technologies, data-handling capabilities, sizes, and prices.

   The Company sells high performance liquid chromatography, capillary electrophoresis, and related instruments and equipment used principally in the research and development and production monitoring of pharmaceuticals, chemicals, and personal-care products, and for environmental monitoring. These instruments separate the chemical components of substances for purposes of identification and measurement. Capillary electrophoresis is a relatively new separation technique that is based on a combination of chromatographic and electroanalytical technologies and is particularly useful in biochemical and pharmaceutical research.

   In 1994, with Thermo Instrument's acquisition of the Tremetrics and TN Technologies businesses from Baker Hughes, the Company added two analytical testing technologies: gas chromatography and X-ray fluorescence. Gas chromatographs are widely used in environmental and industrial laboratories as stand-alone instruments or in conjunction with mass spectrometers, where the gas chromatograph separates a sample into individual chemical components for the mass spectrometer to identify. Applications include the identification of organic compounds, from pesticide residues on vegetables to chlorinated organics in drinking water. The Company sells a wide variety of gas chromatography detectors that measure trace levels of pollutants in water, soil, and air. X-ray fluorescence instruments allow for the nondestructive analysis of inorganic elements. Applications include alloy identification, on-line process monitoring and quality control, characterization of toxic metals in soil, and thickness and/or composition of semiconductor thin films. In addition, the Company manufactures and markets digital oscilloscopes, multichannel transient recorders, high-resolution waveform analyzers, laser scanning confocal microscopes, and X-ray microanalysis equipment, as well as X-ray imaging systems used for quality assurance and failure analysis applications primarily in the electronics industry.

   Monitoring Instruments

   The Company also manufactures monitoring instruments for two principal markets: the detection and measurement of nuclear radiation, and the monitoring of air pollutants including toxic and combustible gases.

   The Company's nuclear radiation monitoring instruments detect and measure alpha, beta, gamma, neutron, and X-ray radiation emitted by natural sources and by radioactive materials used in nuclear power plants and certain governmental, industrial, and medical facilities. The Company is a leading manufacturer of a broad range of stand-alone and portable instruments and computer-integrated instrument systems used to ensure the safety of personnel from exposure to nuclear radiation. Nuclear power plants and U.S. Department of Energy facilities purchase approximately 70% of the radiation monitoring instruments sold by the Company.

   The Company's air-monitoring instruments measure pollutants in ambient air and from stationary sources such as industrial smokestacks. The principal pollutants measured are oxides of nitrogen, sulfur dioxide, carbon monoxide, ozone, and volatile organic compounds. These instruments are used
                                        5PAGE
   by utility and industrial customers to ensure compliance with environmental regulations, by government agencies to monitor air quality, and by research facilities. The Occupational Safety and Health Administration's safety requirements for protecting workers from toxic or explosive atmospheres in confined spaces are addressed with the Company's detectors, instruments, and systems for sensing, monitoring, and warning of such dangers. These worker-safety products are used in a wide range of applications, from large petrochemical plants, utilities, and industrial manufacturing facilities to commercial buildings.

   In addition, the Company manufactures equipment that provides on-line, real-time analysis of elements in bulk raw materials, such as coal and cement. These analyzers are used by utilities to determine the sulfur content of coal to ensure compliance with air quality standards and by the cement industry to test raw materials to assure product quality and uniformity.

   Process Control Instruments

   With the 1994 acquisition of the EnviroTech Controls business from Baker Hughes, the Company now addresses the process monitoring, analysis, gauging, and control instruments market, primarily for the oil, gas, and petrochemical industries.

   The Company manufactures and markets a number of process monitoring, analysis, and control systems including: analog and digital recorders for continuous process industries; process and laboratory analytical instruments and monitors to detect lethal gases in the oil, gas, and petrochemical industries; supervisory control and data acquisition software for process monitoring and operator interface in a variety of industrial processes; and turnkey, integrated systems to control networks of distant oil and gas wells.

   The Company also manufactures and markets process gauges and noncontacting and nonintrusive process control instrumentation to measure liquid levels, density, weight, and flows for a variety of industries. Application examples include measuring levels in a pharmaceutical reactor, determining the percentage by weight of solids contained in a mining slurry, or monitoring the flow of fluid into a wastewater treatment facility.

   Revenues from instrument products were $650,114,000, $516,712,000, and $349,261,000 in 1994, 1993, and 1992, respectively.

   Alternative-energy Systems

   The Company's Alternative-energy Systems segment includes the operation and, prior to 1994, the construction and sale, of independent (nonutility) power plants. Beginning in early 1994, the Company began operation of a waste-recycling facility. This segment also includes the manufacture, sale, and servicing of industrial refrigeration systems; natural gas and marine engines; packaged cooling and cogeneration systems; and steam turbines and compressors.

   Alternative-energy Power Plants

   Through its Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) subsidiary, the Company designs, develops, owns, and operates

                                        6PAGE
   independent (nonutility) electric power generation facilities that utilize a range of environmentally responsible combustion technologies. The facilities are either owned by the Company or sold to third parties upon completion and operated by the Company. The Company has completed and operates three wood-waste power plants and four agricultural-waste power plants, representing a net electric generating capacity of approximately 140 megawatts.

   The Company also has substantial capabilities in developing and operating fossil-fuel cogeneration systems, which generate electricity and thermal energy in the form of steam or hot or chilled water. The Company has built, on a turnkey basis, three fossil-fuel cogeneration systems that are owned and operated by others, and one system in Dade County, Florida, that is owned by a third party and operated by a joint venture of which the Company is a partner.

   The facilities that are leased by the Company are owned by institutional investors and leased on a long-term basis to the Company or to joint ventures or partnerships in which the Company has ownership interests. The Company uses internal funds for preconstruction development expenses and generally obtains external financing for construction. The Company has equity ownership interests in three operating plants. The Company may make additional significant equity investments in future projects. The process of locating, developing, financing and constructing power plants is highly complex, lengthy and expensive and only a small percentage of the power projects that the Company evaluates or pursues results in operating projects.

   The Company participates in the operation of the Dade County Downtown Government Center cogeneration plant in Miami, Florida, through a joint venture of the Company and Rolls-Royce, Inc. Because the demand for power and chilled water at the Downtown Government Center complex has been substantially less than anticipated since the plant's startup in 1987, the joint venture has experienced continuing losses. The Company is involved in litigation and regulatory proceedings with respect to this project (see
   Item 3, "Legal Proceedings" below). In September 1994, the joint venture temporarily suspended operations at the facility for an indefinite period of time although it will continue to be responsible for lease and other fixed costs.

   Revenues from the operation and construction of alternative-energy power plants were $134,261,000, $128,558,000, and $140,561,000 in 1994, 1993, and
   1992, respectively.

   Waste-recycling Facility

   In early 1994, the Company completed construction and commenced operation of a 2,100-ton-per-day municipal solid waste-recycling facility (the Recycling Facility) in San Diego County, California (the County). The Recycling Facility is the first such facility that the Company has built or operated. The construction of the Recycling Facility was financed by the issuance by the California Pollution Control Financing Authority of $133.7 million principal amount of bonds (the CPCFA Bonds). The Company has entered into a 24-year agreement with the County under which the Company will recycle materials recovered from the County's waste stream for a service fee to reduce the volume of remaining waste. The service fee is calculated pursuant to a formula that includes a provision for debt service for the CPCFA Bonds, a pass-through of certain costs of operating the Recycling Facility, an operation and maintenance allowance, and an allocation of a portion of the proceeds from the resale of recovered
                                        7PAGE
   materials generated by the Recycling Facility. The Company has contracted the operations and maintenance of the Recycling Facility to a joint venture that is owned 50% by the Company. The County has guaranteed that certain minimum amounts of waste will be brought to the Recycling Facility and the Company has guaranteed that the Recycling Facility is capable of processing a minimum amount of waste and of yielding certain percentages of recovered materials from recoverable waste. Except for risks associated with the nonperformance by the County of its obligations, the Company bears most business and legal risks associated with operating the Recycling Facility. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 hereof.)

   Other

   The Company, through its Thermo Power Corporation subsidiary, develops, manufactures, markets, and services environmentally sound and economically efficient industrial refrigeration equipment, natural gas-fueled and low-emission natural gas engines for vehicular and stationary applications and commercial cooling and cogeneration units.

   Through its industrial refrigeration business, the Company provides environmentally sound solutions to the refrigeration needs of the food-processing, petrochemical, and pharmaceutical industries. More than 80% of the Company's FES division's refrigeration products operate on ammonia, a non-ozone depleting alternative to the chlorofluorocarbon refrigerants gradually being phased out by government regulations. The 1994 acquisition of NuTemp, Inc., which rents and sells new and remanufactured commercial cooling and industrial refrigeration equipment, provides the Company with the opportunity to broaden the product lines and services it offers.

   Many of Thermo Power's products are powered by its low-emission dedicated natural gas-fueled TecoDrive(R) engines. Thermo Power has supplied major fleet operators such as United Parcel Service and the U.S. Postal Service, as well as Blue Bird Corporation, a major school bus manufacturer, with TecoDrive engines to power their vehicles. Thermo Power's Crusader Engines division also manufactures natural gas engines for stationary applications, including irrigation equipment. Other products that operate with TecoDrive engines include cooling and cogeneration systems sold by Thermo Power's Tecogen division, and its newly introduced gas engine-driven refrigeration systems.

   Through its Tecogen division, the Company also conducts sponsored research and development on advanced systems for clean-coal combustion. The newest application of Thermo Power's combustion technology under development is a line of propane-powered lighting products, including flashlights, area lights or lanterns, and hazard lights.

   The Tecogen division is also developing a low-cost system for converting a diesel-fueled engine to operate solely on natural gas, without major modifications to the engine. This conversion kit will be designed to provide fleet managers a system for converting their diesel-powered vehicles to operate on natural gas, a much cleaner fuel.

   The Company's Alternative-energy Systems segment also includes its Peter Brotherhood Ltd. subsidiary, a U.K.-based manufacturer of steam turbines and compressors.

                                        8PAGE

   Process Equipment

   The Company designs, manufactures, and sells advanced, custom-engineered processing machinery, including paper-recycling and papermaking equipment, metallurgical thermal-processing systems, and electroplating systems.

   Paper-recycling and Papermaking Equipment

   Through its Thermo Fibertek Inc. subsidiary, the Company designs and manufactures processing machinery and accessories for the paper-recycling and papermaking industries. The Company's principal products in this business include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper, and accessory equipment and related consumables important to the efficient operation of papermaking machines. The Company has developed technologically advanced equipment for the preparation of white recycled fiber (e.g. printing and office paper, newsprint, and tissue). The Company sells in countries outside the Pacific Rim technologically advanced equipment for the preparation of brown recycled fiber (e.g. corrugated boxes and paper bags) pursuant to a license from Aikawa Iron Works Co., Ltd., a leading Japanese manufacturer of this equipment.

   Thermo Fibertek also designs and manufactures accessories used in the papermaking industry, including doctor blades and showers that perform on-line continuous cleaning of the fabrics and rolls used in the papermaking process. This cleaning process is important to papermakers because it reduces machine breakdowns, extends the life of consumable paper machine fabrics, and improves paper quality. Through Thermo Fibertek's AES division, which was acquired in 1993, the Company also manufactures water-management systems used in papermaking.

   During December 1994, a wholly owned subsidiary of the Company entered into a $145 million contract for engineering, procurement, and construction services for an office wastepaper de-inking facility to be located in Menominee, Michigan. Construction is expected to take place over approximately two years. Thermo Fibertek will supply approximately $15 million of equipment and services under the contract over a two year period.

   Revenues from paper-recycling and papermaking equipment were $162,625,000, $137,088,000, and $125,577,000 in 1994, 1993, and 1992, respectively.

   Metallurgical Thermal-processing Systems

   The Company, through the Holcroft division of its Thermo Process Systems Inc. subsidiary, designs, manufactures, and sells computer-controlled, custom-engineered thermal-processing systems used to treat primary metals and metal parts. Holcroft's products include controlled-atmosphere systems used to impart desirable metallurgical properties, such as added tensile strength and wear resistance, and vacuum heat-treating systems used in forming metals into desired shapes.

   The Company also manufactures electroplating systems, heavy metal and waste-treatment systems, and aqueous cleaning systems that offer an alternative to the use of ozone-damaging solvents in a variety of production processes.


                                        9PAGE

   Biomedical Products

   The Company's Biomedical Products segment comprises a number of different businesses, several of which have developed out of the Company's research related to left ventricular-assist systems, which began in 1966. In addition, the Company has made several acquisitions, including
   International Technidyne Corporation (ITC) in 1991, the biomedical division of Nicolet Instrument Corporation (Nicolet Biomedical) and Lorad Corporation in 1992, and CBI Laboratories, Inc. in 1993.

   The Company, through its Thermo Cardiosystems Inc. subsidiary, has developed two versions of an implantable left ventricular-assist system
   (LVAS): an pneumatic system that can be controlled by either a bedside console or portable unit, and an electric system that features an internal electric monitor powered by an external battery-pack worn by the patient. These devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Unlike a total artificial heart system, which requires removal of the natural heart, an LVAS allows the natural heart to remain in place and assists the heart when it is unable to provide sufficient cardiac function to maintain life. In October 1994, the U.S. Food and Drug Administration (FDA) granted approval for commercial sales of the pneumatic LVAS. With this approval, the pneumatic system is available for sale to cardiac centers throughout the United States. In April 1994, the Company received the European Conformity Mark (CE Mark) for the commercial sale of the pneumatic LVAS in all European Community Nations. The electric version of the LVAS is currently being used in clinical trials for patients awaiting heart transplants and may not be sold commercially in the U.S. until it has received approval from the FDA.

   The Company's Thermedics Inc. subsidiary develops, manufactures, and markets enteral nutrition-delivery systems and proprietary medical-grade plastics marketed under the names Tecoflex(R) and Tecothane(R), which are thermoplastic polyurethanes used in medical disposables and industrial products.

   ITC is a leading manufacturer of hemostasis management products, including blood coagulation-monitoring instruments. ITC also manufactures and markets skin-incision devices that can draw minute but medically significant blood samples through precisely controlled, pain-free incisions.

   Nicolet Biomedical is a leading manufacturer of biomedical instruments for assessing muscle, nerve, sleep, hearing, and brain blood-flow disorders and for related work in clinical neurophysiology. These instruments are used in hospitals, clinics, universities, private practice medical offices, and medical research facilities by physicians and technologists for routine clinical testing and intra-operative monitoring. Nicolet Biomedical also manufactures systems that record and display spontaneous brain waves in the form of a topographic colored "map." Such maps of brain activity are used in conjunction with other measurements to assist in the diagnosis of various neurologic disorders.

   Lorad is a leading manufacturer of low-dose X-ray mammography equipment and minimally invasive needle-biopsy systems. In 1992, Lorad introduced a digital imaging mammography system designed to target only a specific area of the breast where a suspicious lesion has been detected, creating a digital image of the lesion on a video monitor within seconds of taking an X-ray. Digital imaging has advantages over traditional X-ray mammography
                                       10PAGE
   because once the X-ray has been digitally acquired, the radiologist can manipulate and enhance the image quality to scrutinize subtle differences that may go undetected on a film-based X-ray. Lorad is expanding the capabilities of its digital imaging system into a digital screening system capable of imaging the whole breast rather than just a specific area. The FDA is currently evaluating whether parties seeking clearance to market a full-breast digital imaging system will be required to submit a premarket approval application or a 510(k) application. The Company does not expect to submit data to the FDA seeking market clearance for its full-breast digital imaging system before the end of 1995.

   Lorad's needle-biopsy systems provide a less-invasive alternative to conventional surgical biopsies. Compared with open surgery, these needle techniques are less traumatic to the patient, result in less scarring, which can affect the accuracy of future mammograms, and are performed on an outpatient basis at a significantly lower cost.

   In December 1993, the Company's ThermoTrex Corporation subsidiary acquired CBI Laboratories, Inc., a manufacturer of skin-care, bath, and body products sold through salons, spas, and stores. It is anticipated that CBI will manufacture the proprietary lotion that is an integral part of the laser-based system being developed by ThermoLase Corporation for the long-term removal of unwanted hair. ThermoLase is a majority-owned subsidiary of ThermoTrex (see "Advanced Technologies").

   Thermedics also manufactures Scent Seal* fragrance samplers, which were developed from the Company's polymer technology. Scent Seal fragrance samplers are used to seal renditions of scents in perfume and food advertisements for magazines, and offer an alternative to commonly used fragrance strips.

   Environmental Services

   Through a network of facilities owned and operated by a joint venture between Thermo Instrument and Thermo Process, called Thermo Terra Tech, the Company provides comprehensive laboratory-based environmental testing, analysis, and related services for the detection, measurement, and monitoring of hazardous wastes and radioactive materials. The Company's services also include design and construction inspection of water supply and wastewater treatment facilities, surveying and site planning, transportation engineering services, solid waste management services, and building services.

   Thermo Remediation Inc., a majority-owned subsidiary of Thermo Process, provides soil-remediation services at a network of regional centers that serve customers mainly on the East and West coasts. These soil-remediation centers thermally treat soils to remove and destroy petroleum contamination caused by leaking storage tanks, spills, and other sources. Thermo Remediation also operates a waste fluids-recycling facility through a fluids-recovery company based in Arizona. A majority-owned subsidiary of Thermo Process, J. Amerika N.V., provides underground tank removal and other environmental services from its Netherlands-based operation.

   In addition, metallurgical heat-treating services are provided for customers in the automotive, aerospace, defense, and other industries. The Company also provides metallurgical fabrication services, principally on

   * Scent Seal is a trademark of Scent Seal Inc.
                                       11PAGE
   high-temperature materials, for customers in the aerospace, medical, electronics, and nuclear industries.

   Advanced Technologies

   The Company's ThermoTrex Corporation subsidiary conducts sponsored research and development and is also attempting to commercialize new products based on advanced technologies it has developed in its laboratories. Sponsored research and development conducted by this subsidiary, principally for the U.S. government, includes basic and applied research in electro-optic and electro-acoustic systems, signal processing, materials technology, lasers, and direct-energy conversion.

   Research and development currently in progress by ThermoTrex includes the development of a passive microwave camera that is intended to "see" through clouds and fog to enhance safety in aerial navigation, the Sonic CT(TM) (computed tomography) system for the early detection of breast cancer, a blood-flow measurement system, called the Doppler CT, for the diagnosis and monitoring of peripheral vascular disease, and a laser-based, long-term hair removal system (the ThermoLase system). In December 1994, based on data collected from clinical trials, the Company submitted a 510(k) application to the FDA seeking clearance to commercially market and sell services using the ThermoLase system. ThermoTrex's products are at different stages of development and are subject to different levels of regulatory approval. Because these projects are still under development, no assurance can be given that the necessary approvals for any of the projects will be obtained on a timely basis, or at all, or that any of them will eventually result in commercially viable products.

   Through Thermedics' Ramsey Technology subsidiary, which was acquired in March 1994, the Company manufactures instruments that weigh and inspect bulk materials for the mining and mineral processing industry, coal-fired electric utilities, and construction-material suppliers. Ramsey also manufactures weighing and metal-detection instruments for the food processing and other packaged goods markets, including the pharmaceutical industry.

   Based on technology that has been used to develop instruments sold by the Company for the detection of nitrogen-based compounds, the Company, through a subsidiary of Thermedics, developed the EGIS(R) system and the Sentor(R) system. The EGIS system is a highly sensitive chemical-detection instrument for screening people, baggage, packages, freight, and electronic equipment, such as personal computers, for the presence of a wide range of explosives, including the plastic explosives that have proven difficult to detect using conventional methods. The Sentor system is used by law enforcement officials to detect the presence of cocaine and heroin. In 1992, Thermedics introduced a high-speed product quality assurance system based on its detection technology for use in bottling lines in the carbonated beverage industry (the Alexus system). The Company believes that the technology developed from this project may have applications in a range of environments, particularly in the food and beverage industry, where the ability to screen products during high-speed production, without interruption, will enhance product quality and increase efficiency. In 1994, the Company introduced a new system to the bottled water industry.

   The Company's Thermo Voltek Corp. subsidiary designs, develops, and manufactures electronic test instruments that test electronic and electrical systems and components for electromagnetic compatibility (EMC),
                                       12PAGE
   offers EMC-consulting and systems-integration services, acts as a distributor of a broad range of EMC-testing products, and manufactures power-conversion systems for use in telecommunications equipment. Thermo Voltek also designs, manufactures, and markets high-voltage power conversion systems, modulators, fast-response protection systems, and related high-voltage equipment for industrial, medical, and environmental processes, and defense and scientific research applications.

   Publicly and Privately Held Subsidiaries

   In 1983, the Company adopted a strategy of having certain subsidiaries sell a minority interest in a public or private offering to outside investors. An important goal of this strategy is to provide the entrepreneurial atmosphere and focused performance incentives of a separate business. As of March 3, 1995, the Company had 13 subsidiaries that have sold minority equity interests, 11 of which are publicly traded and two of which are privately held.

   Thermedics Inc. develops, manufactures, and markets product quality assurance systems, explosives- and drug-detection devices, and precision weighing and inspection equipment, as well as biomaterials and other biomedical products. Thermedics' products are included in the Company's Biomedical Products and Advanced Technologies segments.

        Thermo Cardiosystems Inc., a majority-owned subsidiary of Thermedics, develops, manufactures, markets, and sells implantable pneumatic left ventricular-assist systems designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Thermo Cardiosystems also performs research and development on other versions of its pneumatic system, as well as an electric version. Thermo Cardiosystems' products are included in the Company's Biomedical Products segment.

        Thermo Voltek Corp., a majority-owned subsidiary of Thermedics, designs, manufactures, and markets instruments that test electronic systems and components for electromagnetic compatibility, and provides related distribution and consulting services. Thermo Voltek also designs and manufactures high-voltage power conversion systems for research and commercial applications, and specialized power supplies for telecommunications equipment. Thermo Voltek's products are included in the Company's Advanced Technologies segment.

   Thermo Instrument Systems Inc. develops, manufactures, and markets analytical, monitoring, and process control instruments used to detect and measure air pollution, radioactivity, complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids as well as control and monitor various industrial processes. Thermo Instrument's products are included in the Company's Instruments segment.

        ThermoSpectra Corporation, a majority-owned, privately held subsidiary of Thermo Instrument, develops, manufactures, and markets precision imaging, inspection, and measurement instrumentation that employ a variety of energy sources or signals as well as high-speed data acquisition and digital processing technologies. ThermoSpectra's products are included in the Company's Instruments segment.


                                       13PAGE

   Thermo Process Systems Inc. provides a range of specialized environmental services, including the engineering design and construction management of water supply and wastewater treatment systems for both industry and municipalities. Through its Thermo Terra Tech joint venture with Thermo Instrument, Thermo Process provides environmental science and engineering services, laboratory-based testing, and nuclear health and safety services. Thermo Process also provides equipment and services for the automated heat-treating of metal parts. Thermo Process' products and services are included in the Company's Environmental Services and Process Equipment segments.

        Thermo Remediation Inc., a majority-owned subsidiary of Thermo Process, operates a network of soil-remediation centers and provides waste fluids-recycling and other specialized remediation services. Thermo Remediation's services are included in the Company's Environmental Services segment.

        J. Amerika N.V., a majority-owned, privately held subsidiary of Thermo Process, provides environmental services in the Netherlands, including testing, removal, and installation of underground storage tanks, and groundwater cleanup. J. Amerika's services are included in the Company's Environmental Services segment.

   Thermo Power Corporation manufactures, markets, and services industrial refrigeration equipment; natural gas engines for vehicular and stationary applications; natural gas-fueled cooling and cogeneration systems; and marine engines. Thermo Power also conducts sponsored research and development on advanced systems for clean-coal combustion and other high-efficiency gas-fueled devices. Thermo Power's products are included in the Company's Alternative-energy Systems segment.

   ThermoTrex Corporation manufactures and markets mammography and needle-biopsy systems for the early detection of breast cancer, and develops advanced technologies that it is incorporating into commercial products for the medical imaging, personal-care, and avionics industries. ThermoTrex's products are included in the Company's Advanced Technologies and Biomedical Products segments.

        ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex, is developing a laser-based system for the long-term removal of unwanted hair, and manufactures skin-care and other personal-care products sold through salons, spas, and stores. ThermoLase's hair-removal system is included in the Company's Advanced Technologies segment, and its skin-care products are included in the Company's Biomedical Products segment.

   Thermo Fibertek Inc. develops, manufactures, and markets a range of equipment and accessory products for the domestic and international paper industry, including de-inking and stock-preparation equipment, and water-management systems for paper recycling. Thermo Fibertek's products are included in the Company's Process Equipment segment.

   Thermo Ecotek Corporation develops and operates independent (nonutility) power plants. Plants currently operated by the Company are owned by third parties and leased on a long-term basis to the Company, or are owned by subsidiaries or partnerships in which the Company has ownership interests. Thermo Ecotek's operations are included in the Company's Alternative-energy Systems segment.
                                       14PAGE

   The Company also has a number of wholly owned subsidiaries and divisions that develop, manufacture, and market neurophysiology monitoring instruments, blood-coagulation monitoring products and skin-incision devices, electroplating and wastewater treatment lines, and steam turbines and gas compressors, and provide services in metallurgical heat-treating and specialty metals fabrication. In addition, a division of the Company constructed and now operates a waste-recycling facility in San Diego County, California.

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

        (iii)  Raw Materials

   Thermo Cardiosystems relies upon several custom-designed components and materials supplied by other companies to manufacture its LVAS. In 1992, several suppliers of such components and materials notified Thermo Cardiosystems that they intended to exit the biomedical market. While the Company believes that it will be able to develop new sources of, or alternatives to, these materials and components, no assurance can be given that the Company will develop such sources or alternatives in a timely manner, or that the FDA will approve the use of any such alternative materials or components.

   Except as described above, in the opinion of management, the Company has a readily available supply of raw materials for all of its significant products from various sources and does not anticipate any difficulties in obtaining the raw materials essential to its business.

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

   The Company protects some of its technology as trade secrets and, where appropriate, uses trademarks or registers its products. It also enters into license agreements with others to grant and/or receive rights to patents and know-how.
                                      15PAGE

        (v)  Seasonal Influences

   There are no significant seasonal influences on the Company's sales of products and services.

        (vi)  Working Capital Requirements

   There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii)  Dependency on a Single Customer

   No single customer accounted for more than 10% of the Company's total revenues in any of the past three years. The Advanced Technologies segment derived approximately 13% of its revenues in 1994 from contracts with various agencies of the U.S. government and approximately 23% of its revenues in 1994 from one customer for a process detection instrument. In connection with the development of power plants, the Company typically enters into long-term power supply contracts with a single customer for the sale of power generated by each plant. Although the Alternative-energy Systems segment is, therefore, dependent upon a small number of customers, the Company believes that the nature of its customers (typically utilities) and the long-term nature of these contracts significantly reduce the risk associated with a small customer base.

        (viii)  Backlog

   The Company's backlog of firm orders at year-end 1994 and 1993 was as follows:

   (In thousands)                                             1994      1993
   -------------------------------------------------------------------------
   Instruments                                            $139,600  $115,600
   Alternative-energy Systems                              404,100   395,900
   Process Equipment                                       199,000    36,200
   Biomedical Products                                      37,300    26,800
   Environmental Services                                   46,700    39,700
   Advanced Technologies                                    44,400    29,100
                                                          --------  --------
                                                          $871,100  $643,300
                                                          ========  ========

   Alternative-energy Systems segment backlog includes $295 million at year-end 1994 for revenues to be earned through 2017 from the operation of the Recycling Facility, construction of which was completed in early 1994 (see "Alternative-energy Systems" under section (c), "Description of Business").

   Backlog includes the uncompleted portion of research and development contracts and the uncompleted portion of certain equipment contracts that are accounted for using the percentage-of-completion method. The Company believes approximately 93% of the 1994 backlog, excluding backlog relating to the Recycling Facility, will be filled during fiscal 1995. The Company believes that approximately $13 million of the backlog relating to the Recycling Facility will be filled in fiscal 1995.
                                        16PAGE

        (ix)  Government Contracts
   Approximately 2% of the Company's total revenues in fiscal 1994 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

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

   The Company believes it is among the principal manufacturers specializing in analytical instrumentation, although it faces significant competition from other companies, certain of which are larger than the Company, and technologies in most of its product lines. The Company believes it is a leading supplier of mass spectrometers, FT-IR spectrometers, FT-IR and FT-Raman microscopes, optical plasma-emission spectrometers, and a major supplier of atomic absorption spectrometers. In liquid chromatography, the Company believes its competitors include several large companies and numerous specialty manufacturers. In its remaining analytical instrument product lines, the Company believes its competitors are mainly smaller, specialized firms.

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

   The Company has a relatively small presence within the large and varied process control marketplace, which is extremely fragmented and comprises several large companies and numerous smaller companies.

   Alternative-energy Systems

   The worldwide independent power market consists of numerous companies, ranging from small startups to multinational industrial companies. In addition, a number of regulated utilities have created subsidiaries that compete as nonutility generators. Nonutility generators often specialize in market "niches," such as a specific technology or fuel (for example, gas-fired cogeneration, refuse-to-energy, hydropower, geothermal, wind, solar, wood or coal) or a specific region of the country where they believe they have a market advantage. However, many nonutility generators, including the Company, seek to develop projects on a best-available-fuel basis. The Company competes primarily on the basis of project experience, technical expertise, capital resources, and power pricing.

   The Company's sale of industrial refrigeration systems is subject to intense competition. The industrial refrigeration market is mature, highly
                                       17PAGE
   fragmented, and extremely dependent on close customer contacts. Major industrial refrigeration companies, of which the Company's FES division is one, account for approximately one-half of worldwide sales, with the balance generated by many smaller companies. The Company competes principally on the basis of its advanced control systems and overall quality, reliability, service, and price. The Company believes it is a leader in remanufactured refrigeration equipment. NuTemp's rental services business has one large competitor that supplies rental equipment. The Company competes in this market based on price, delivery time, and customized equipment.

   The Company's sale of packaged cogeneration systems is subject to intense competition, both direct and indirect. Direct competitors consist of companies that sell cogeneration products resembling those sold by the Company. In addition, electric utilities' pricing programs provide competition for the Company's cogeneration products. Indirect competitors include manufacturers of conventional water heaters, air conditioners, and electric generator sets, since the economic benefits of the Company's cogeneration and cooling systems depend on the cost of conventional energy systems. The Company believes it competes in the sale of its systems on the basis of several factors, including product quality and reliability, operational savings, ease of installation, service, and price.

   As the alternative-fuel engine market becomes fully developed, the Company anticipates that competition, specifically in the market for natural gas engines for vehicles, will be intense, and potential competitors may include major automotive and natural gas companies and other companies that have substantially greater financial resources than those of the Company.

   The Company has experienced intense competition in the marine engine business in recent years, primarily from the vertical integration of boat and engine manufacturers that has led to the acquisition of some of its former customers by competing engine manufacturers. Competition is primarily on the basis of quality, reliability, and service.

   Process Equipment

   The Company faces significant competition in the markets for paper-recycling, water handling and papermachine accessories equipment, and competes in these markets primarily on the basis of quality, service, technical expertise, and product innovation. The Company is a leading supplier of accessory equipment for papermaking machines, and competes in this market primarily on the basis of service, technical expertise, and performance.

   Although the market for metallurgical processing systems is subject to intense competition worldwide, competition for particular projects is typically limited to only a few companies. The Company competes on the basis of several factors, including technical performance, product quality and reliability, timely delivery, and price.

   Biomedical Products

   Competition in the markets for most of the Company's biomedical products, including those manufactured by Thermo Cardiosystems, Lorad, Nicolet Biomedical, and ITC, is based to a large extent upon technical performance. CBI competes with a number of small manufacturers and divisions of larger

                                       18PAGE
   companies primarily on the basis of relative price and quality of its personal-care products.

   The Company is aware of one other company that has submitted a PMA application with the FDA for an implantable LVAS. The Company is unaware whether this PMA application has been accepted for filing by the FDA. Also, the Company is aware of one other company that has received a favorable recommendation by the FDA Advisory Panel on Circulatory System Devices for its cardiac-assist device. This is an external device that is positioned on the outside of the patients' chest and is intended for short-term use in the hospital environment. The Company is also aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS is a significant barrier to entry into the U.S. market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sales. In addition, other research groups and companies are developing cardiac-assist systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to or more suitable than the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, reimbursement status, and price.

   Lorad and General Electric Company each have approximately 30% of the U.S. X-ray mammography market. The balance of the market is divided among approximately 10 other companies. The Company competes in this market principally on the basis of technological advances and technical service support and, to a lesser extent, price.

   Environmental Services

   The Company competes in the market for soil-remediation services based on its ability to offer customers superior protection from environmental liabilities using a national network of cleanup facilities. However, the Company faces competition in local markets from landfills, other treatment technologies, and from companies competing with similar technologies, which limits the prices that can be charged by the Company. Pricing is therefore a major competitive factor for the Company.

   The Company's metallurgical services business competes in specialty machining services. Competition is based principally on services provided, turnaround time, and price.

   Hundreds of independent analytical testing laboratories and consulting firms compete for environmental services business nationwide. Many of these firms use equipment and processes similar to those of the Company. Competition is based not only on price, but also on reputation for accuracy, quality, and the ability to respond rapidly to customer requirements. In addition, many industrial companies have their own in-house analytical testing capabilities. The Company believes that its competitive strength lies in certain niche markets within which the Company is recognized for its expertise.

   Advanced Technologies

   In its contract research and development business, the Company not only competes with other companies and institutions that perform similar services, but must also rely on the ability of government agencies and
                                       19PAGE
   other clients to obtain allocations of research and development monies to fund contracts with the Company. The Company competes for its research and development programs principally on the basis of technical innovations. As government funding becomes more scarce, particularly for defense projects, the competition for such funding will become more intense. In addition, as the Company's programs move from the development stage to commercializa-tion, competition is expected to intensify.

   The Company believes that its Ramsey subsidiary is the world's leading supplier of precision weighing and inspection systems for bulk materials and competes with approximately 15 regional companies of significant size on the basis of performance, service, and price. Ramsey is also one of the five leading world suppliers of product quality assurance systems for packaged products. Ramsey's competitors in this market differ from those in the bulk materials market and the Company competes on the basis of performance, service and, to a lesser extent, price.

   The Company's product quality assurance systems compete with chemical-detection systems manufactured by several companies and with other technologies and processes for product quality assurance. Competition in the markets for all of the Company's detection products is based primarily on performance, service and price.

   There are a number of competing technologies for instruments that detect explosives and narcotics, including makers of other chemical-detection instruments as well as enhanced X-ray detectors. Since the Federal Aviation Administration (FAA) has not required that U.S. airports and airlines buy advanced explosives-detection equipment, the Company has not sold any EGIS systems to U.S. airlines. The Company believes that companies whose devices are required by the FAA will have a substantial competitive advantage in the United States.

   The Company is a leading supplier of pulsed electromagnetic interference testing equipment in the U.S., and believes that it is also among the leading suppliers in Europe and the Pacific Rim, other than Japan. The Company competes in this market primarily on the basis of performance, technical expertise, and reputation.

   The Company estimates that there are approximately 20 companies that independently manufacture and market high-voltage power supply systems of the general type manufactured and marketed by Thermo Voltek. Thermo Voltek competes for both contracts and commercial sales primarily on the basis of technical expertise, product performance, and reputation.

        (xi)  Research and Development

   During 1994, 1993, and 1992, the Company expended $99,777,000, $79,378,000, and $58,101,000, respectively, on research and development. Of these amounts, $20,925,000, $20,435,000, and $19,426,000 were sponsored by customers and $78,852,000, $58,943,000, and $38,675,000 were
   Company-sponsored. Approximately 807 professional employees were engaged full-time in research and development activities at December 31, 1994.
                                    20PAGE

        (xii)  Environmental Protection Regulations

   The Company believes that compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii)  Number of Employees

   At December 31, 1994, the Company employed 10,234 persons.

   (d) Financial Information about Exports by Domestic Operations and about Foreign Operations

   Financial information about exports by domestic operations and about foreign operations is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.

   (e)  Executive Officers of the Registrant

                                      Present Title (Year First
   Name                          Age  Became Executive Officer)
   --------------------------------------------------------------------------
   George N. Hatsopoulos (1)     68   Chairman of the Board, President, Chief
                                      Executive Officer, and Director (1956)
   John N. Hatsopoulos (1)       60   Executive Vice President and Chief
                                      Financial Officer (1968)
   Robert C. Howard              64   Executive Vice President (1968)
   Peter G. Pantazelos           64   Executive Vice President (1968)
   Arvin H. Smith                65   Executive Vice President (1983)
   William A. Rainville          53   Senior Vice President (1993)
   Paul F. Kelleher              52   Vice President, Finance (1982)

   (1) George N. Hatsopoulos and John N. Hatsopoulos are brothers.

   Each executive officer serves until his successor is chosen or appointed and qualified or until earlier resignation, death, or removal. All executive officers have held comparable positions with the Company for at least the last five years.


   Item 2.  Properties

   The location and general character of the Company's principal properties by industry segment as of December 31, 1994, are as follows:

   Instruments

   The Company owns approximately 1,203,000 square feet of office, engineering, laboratory, and production space, principally in California, Colorado, Florida, New Mexico, Wisconsin, Germany, and England, and leases approximately 957,000 square feet of office, engineering, laboratory, and production space principally in California, Connecticut, Massachusetts, Texas, Wisconsin, Germany, and Japan, under leases expiring from 1995 to 2017.
                                     21PAGE

   Alternative-energy Systems
   The Company owns approximately 298,000 square feet of office, engineering, and production space in Pennsylvania and England, and leases approximately 397,000 square feet of office, engineering, laboratory, and production space principally in Illinois, Massachusetts and Michigan, under leases expiring from 1995 to 2017.

   The Company operates four independent power plants in California, Maine, and New Hampshire, under leases expiring from 2003 to 2009. The Company owns three independent power plants in New Hampshire and California and a waste-recycling facility in California.

   Process Equipment

   The Company owns approximately 1,234,000 square feet of office, laboratory, and production space, principally in Connecticut, Massachusetts, New York, Canada, England, France, and Mexico, and leases approximately 402,000 square feet of office, engineering, and production space principally in Georgia, Michigan, and Wisconsin, under leases expiring from 1996 to 2004.

   Biomedical Products

   The Company owns approximately 97,000 square feet of office and production space in Connecticut and New Jersey, and leases approximately 484,000 square feet of office, engineering, laboratory, and production space in Illinois, Massachusetts, New Jersey, and Texas, under leases expiring from 1995 to 2009.

   Environmental Services

   The Company owns approximately 4,512,000 square feet of office, laboratory, and production space, principally in California, Florida, Maryland, Minnesota, Oregon, South Carolina, and the Netherlands, and leases approximately 1,487,000 square feet of office, engineering, laboratory, and production space principally in Arizona, California, Massachusetts, New Jersey, New Mexico, South Carolina, Virginia, and Washington under leases expiring from 1995 to 2008.

   Advanced Technologies and Corporate Headquarters

   The Company owns approximately 136,000 square feet of office space in Massachusetts and New York and leases approximately 489,000 square feet of office, engineering, and laboratory space principally in California, Massachusetts, Minnesota, England, Italy, and the Netherlands, under leases expiring from 1995 to 2003.

   The Company believes that its facilities are in good condition and are suitable and adequate to meet its current needs, and that suitable replacements are available on commercially reasonable terms for any leases that expire in 1995 in the event that the Company is unable to renew such leases on reasonable terms.


   Item 3.  Legal Proceedings

   The Company participates in the operation of the Dade County Downtown Government Center cogeneration facility in Miami, Florida, through a 50/50 joint venture of subsidiaries of the Company and Rolls-Royce, Inc. This facility and the joint venture are involved in regulatory and other legal
                                       22PAGE
   proceedings at the Federal Energy Regulatory Commission, the Florida Public Service Commission and in court. See the information pertaining to this matter in Note 7 to Consolidated Financial Statements, and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrant's 1994 Annual Report to Shareholders (filed as Exhibit 13 to this Annual Report on Form 10-K), which information is incorporated herein by reference.

   Certain subsidiaries of the Company have been notified that the U.S. Environmental Protection Agency (EPA) has determined that a release or a substantial threat of a release of a hazardous substance, as defined in the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA or the Superfund law), occurred at sites to which chemical or other wastes generated by the manufacturing operations of these companies may have been sent. These notifications generally also allege that these companies may be potentially responsible parties with respect to the remedial actions needed to control or clean up any such releases. Under CERCLA, responsible parties can include current and previous owners of the site, generators of hazardous substances disposed of at the site, and transporters of hazardous substances to the site. Each responsible party can be jointly and severally liable, without regard to fault or negligence, for all costs associated with site remediation. In each instance the Company believes that its subsidiary is one of several companies that received such notification and who may likewise be held liable for any such remedial costs.

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





                                        23PAGE

                                     PART II


   Item 5. Market for Registrant's Common Equity and Related Stockholder
           Matters

   Information concerning the market and market price for the Registrant's Common Stock, $1.00 par value, and related matters, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.

   Item 6.  Selected Financial Data

   The information required under this item is included under the sections "Ten Year Financial Summary" and "Dividend Policy" in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.


   Item 8.  Financial Statements and Supplementary Data

   The Registrant's Consolidated Financial Statements as of December 31, 1994, are included in the Registrant's 1994 Annual Report to Shareholders and are incorporated herein by reference.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   Not Applicable.















                                         24PAGE

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















                                        25PAGE

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a), (d)  Financial Statements and Schedules

             (1) The financial statements set forth in the list below are filed as part of this Report.
             (2) The financial statement schedule set forth in the list below is filed as part of this Report.
             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

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

             Financial Schedule included herewith:

             Schedule II:  Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

   (b)  Reports on Form 8-K

   During the Company's fiscal quarter ended December 31, 1994, the Company was not required to file, and did not file, any Current Report on Form 8-K. On March 6, 1995, the Company filed a Current Report on Form 8-K pertaining to Thermo Instruments' pending acquisition of Fisons plc.

   (c)  Exhibits

          See Exhibit Index on the page immediately preceding exhibits.














                                       26PAGE

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: March 7, 1995

                                           THERMO ELECTRON CORPORATION


                                           By:George N. Hatsopoulos
                                              George N. Hatsopoulos
                                              President and Chief Executive
                                              Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 7, 1995.

      Signature                            Title

   By:George N. Hatsopoulos                President, Chief Executive Officer,
      George N. Hatsopoulos                Chairman of the Board and Director

   By:John N. Hatsopoulos                  Executive Vice President and Chief
      John N. Hatsopoulos                  Financial Officer

   By:Paul F. Kelleher                     Vice President, Finance
      Paul F. Kelleher                     (Chief Accounting officer)

   By:John M. Albertine                    Director
      John M. Albertine

   By:                                     Director
      Peter O. Crisp

   By:Elias P. Gyftopoulos                 Director
      Elias P. Gyftopoulos

   By:Frank Jungers                        Director
      Frank Jungers

   By:Robert A. McCabe                     Director
      Robert A. McCabe

   By:Frank E. Morris                      Director
      Frank E. Morris

   By:Donald E. Noble                      Director
      Donald E. Noble

   By:Hutham S. Olayan                     Director
      Hutham S. Olayan

   By:Roger D. Wellington                  Director
      Roger D. Wellington

                                       27PAGE

                    Report of Independent Public Accountants



   To the Shareholders and Board of Directors of Thermo Electron Corporation:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Electron Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1995 (except with respect to the matters discussed in Note 15 as to which the date is March 1, 1995). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 26 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



   Boston, Massachusetts
   February 10, 1995























                                       28PAGE

   SCHEDULE II


                           Thermo Electron Corporation

                        Valuation and Qualifying Accounts
                                 (In thousands)


                          Year Ended December 31, 1994

                 Balance,   Charged
                   Begin-  to Costs            Accounts  Accounts   Balance,
                  ning of       and              Recov-   Written    End of
                     Year  Expenses  Other(a)      ered       Off      Year
   ------------------------------------------------------------------------
   Allowance for
     Doubtful
     Accounts     $14,129   $ 4,225   $ 7,646   $   268   $(4,649)  $21,619
   ========================================================================


                           Year Ended January 1, 1994

                 Balance,   Charged
                   Begin-  to Costs            Accounts  Accounts   Balance,
                  ning of       and              Recov-   Written    End of
                     Year  Expenses  Other(a)      ered       Off      Year
   ------------------------------------------------------------------------
   Allowance for
    Doubtful
    Accounts      $11,341   $ 2,675   $ 1,532   $ 1,961   $(3,380)  $14,129
   ========================================================================


                           Year Ended January 2, 1993

                 Balance,   Charged
                   Begin-  to Costs            Accounts  Accounts   Balance,
                  ning of       and              Recov-   Written    End of
                     Year  Expenses  Other(a)      ered       Off      Year
   ------------------------------------------------------------------------
   Allowance for
     Doubtful
     Accounts     $10,865   $ 2,021   $ 1,760   $   144   $(3,449)  $11,341
   ========================================================================


   (a) Allowances of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1994 Annual Report to Shareholders.




                                       29PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

      2.1       Asset and Stock Purchase Agreement among the
                 Registrant, Thermo Instrument Corporation and Fisons plc dated March 1, 1995 (filed as Exhibit 2.3 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

      3.1       Restated Certificate of Incorporation of the
                 Registrant, as amended (filed as Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-8002] and incorporated herein by reference).

      3.2       By-laws of the Registrant, as amended (filed as Exhibit
                 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-8002] and incorporated herein by reference).

      4.1       Fiscal Agency Agreement dated July 29, 1992 between the
                 Registrant and Chemical Bank, pertaining to the Registrant's 4 5/8% Senior Convertible Debentures due 1997 (filed as Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1992 [File No. 1-8002] and incorporated herein by reference).

                Fiscal Agency Agreement dated as of April 15, 1994
                 between the Registrant and Chemical Bank, pertaining to the Registrant's 5% Senior Convertible Debentures due 2001 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994 [File No. 1-8002] and incorporated herein by reference).

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

                                       30PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

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

     10.5       Amended and Restated Reimbursement Agreement dated as
                 of December 31, 1993 among Chemical Trust Company of California as Owner Trustee; Delano Energy Company Inc.; ABN AMRO Bank N.V., Boston Branch, for itself and as Agent; The First National Bank of Boston, as Co-agent; Barclays Bank PLC, as Co-agent; Societe Generale, as Co-agent; and BayBank, as Lead Manager (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-8002] and incorporated herein by reference).

     10.6       Amended and Restated Participation Agreement dated as
                 of December 31, 1991 among Delano Energy Company Inc.; Thermo Energy Systems Corporation; Chemical Trust Company of California, as Owner Trustee; ABN AMRO Bank N.V., Boston Branch, as Co-agent; Bank of Montreal, as Co-agent; Barclays Bank PLC, as Co-agent; Society Generale, as Co-agent; BayBank, as Lead Manager; and ABN AMRO Bank N.V., Cayman Island Branch, and joined in by the Registrant (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-8002].


                                       31PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

     10.7       Turnkey Engineering, Procurement, Construction and
                 Initial Operation Agreement for a deinking pulp facility dated as of November 1, 1994 between the Registrant, as contractor, and Great Lakes Pulp Partners I, L.P., as owner. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

   10.8 - 10.20 Reserved.

     10.21      Incentive Stock Option Plan of the Registrant (filed as
                 Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 6,023,437 shares, after adjustment to reflect share increases approved in 1984 and 1986, and share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986 and October 1993).

     10.22      Nonqualified Stock Option Plan of the Registrant (filed
                 as Exhibit 4(e) to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 6,023,437 shares, after adjustment to reflect share increases approved in 1984 and 1986, and share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986 and October 1993).

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

     10.24      Equity Incentive Plan of the Registrant (filed as
                 Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 4,700,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993 and share increase approved in 1994).

                                       32PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

     10.25      Amended and Restated Directors' Stock Option Plan of
                 the Registrant.

     10.26      Thermo Electron Corporation - Thermedics Inc.
                 Nonqualified Stock Option Plan (filed as Exhibit 4 to a Registration Statement on Form S-8 of Thermedics [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).

     10.27      Thermo Electron Corporation - Thermo Instrument Systems
                 Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 225,000 shares, after adjustment to reflect 3-for-2 stock split effected in July 1993).

     10.28      Thermo Electron Corporation - Thermo Instrument Systems
                 Inc. Nonqualified Stock Option Plan (filed as Exhibit
                 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 320,152 shares, after adjustment to reflect share increase approved in 1988 and 3-for-2 stock splits effected in January 1988 and July 1993).

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






                                       33PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

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

     10.32      Thermo Electron Corporation - Thermo Ecotek Corporation
                 (formerly Thermo Energy Systems Corporation)
                 Nonqualified Stock Option Plan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

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

     10.34      Thermo Electron Corporation - Thermo Fibertek Inc.
                 Nonqualified Stock Option Plan (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect 2-for-1 stock split effected in September
                 1992).

     10.35      Thermo Electron Corporation - Thermo Voltek Corp.
                 (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 7,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).










                                       34PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

     10.36      Thermo Ecotek Corporation (formerly Thermo Energy
                 Systems Corporation) Incentive Stock Option Plan (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Nonqualified Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

     10.37      Thermo Ecotek Corporation (formerly Energy Systems
                 Corporation) Nonqualified Stock Option Plan (filed as
                 Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Incentive Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

     10.38      Thermo Ecotek Corporation (formerly Thermo Energy
                 Systems Corporation) Equity Incentive Plan (filed as
                 Exhibit 10.39 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.39      Thermedics Inc. Nonqualified Stock Option Plan (filed
                 as Exhibit 10(e) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).

     10.40      Thermedics Inc. Incentive Stock Option Plan (filed as
                 Exhibit 10(d) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Nonqualified Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).



                                       35PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

     10.41      Thermedics Inc. Equity Incentive Plan (filed as
                 Appendix A to the Proxy Statement dated May 10, 1993 of Thermedics [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).

     10.42      Thermedics Inc. - Thermedics Detection Inc.
                 Nonqualified Stock Option Plan (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

     10.43      Thermo Cardiosystems Inc. Incentive Stock Option Plan
                 (filed as Exhibit 10(f) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Nonqualified Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, and 2-for-1 stock split effected in November
                 1993).

     10.44      Thermo Cardiosystems Inc. Nonqualified Stock Option
                 Plan (filed as Exhibit 10(g) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Incentive Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, and 2-for-1 stock split effected in November
                 1993).

     10.45      Thermo Cardiosystems Inc. Equity Incentive Plan (filed
                 as Exhibit 10.46 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.46      Thermo Voltek Corp. (formerly Universal Voltronics
                 Corp.) 1985 Stock Option Plan (filed as Exhibit 10.14 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).



                                       36PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

     10.47      Thermo Voltek Corp. (formerly Universal Voltronics
                 Corp.) 1990 Stock Option Plan (filed as Exhibit 10.2 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increase in 1993, 1-for-3 reverse stock split effected in November 1992, 3-for-2 stock split effected in November 1993, and share increase approved in 1994).

     10.48      Thermo Voltek Corp. Equity Incentive Plan (filed as
                 Exhibit 10.49 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.49      Thermo Instrument Systems Inc. Incentive Stock Option
                 Plan (filed as Exhibit 10(c) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Nonqualified Stock Option Plan is 1,500,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988 and July 1993).

     10.50      Thermo Instrument Systems Inc. Nonqualified Stock
                 Option Plan (filed as Exhibit 10(d) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Incentive Stock Option Plan is 1,500,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988 and July 1993).

     10.51      Thermo Instrument Systems Inc. Equity Incentive Plan
                 (filed as Appendix A to the Proxy Statement dated April 27, 1993 of Thermo Instrument [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 2,150,000 shares, after adjustment to reflect share increase approved in December 1993 and 3-for-2 stock split effected in July 1993).

     10.52      Thermo Instrument Systems Inc. (formerly Thermo
                 Environmental Corporation) Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Nonqualified Stock Option Plan is 618,750 shares, after adjustment to reflect share increase approved in 1987 and 3-for-2 stock split effected in July 1993).
                                       37PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

     10.53      Thermo Instrument Systems Inc. (formerly Thermo
                 Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Incentive Stock Option Plan is 618,750 shares, after adjustment to reflect share increase approved in 1987 and 3-for-2 stock split effected in July 1993).

     10.54 Thermo Instrument Systems Inc. - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.51 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.55      ThermoSpectra Corporation Equity Incentive Plan (filed as
                Exhibit 10.52 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.56      ThermoTrex Corporation (formerly Thermo Electron
                 Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Nonqualified Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993, and 3-for-2 stock split effected in October 1993).

     10.57      ThermoTrex Corporation (formerly Thermo Electron
                 Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Incentive Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993, and 3-for-2 stock split effected in October 1993).

     10.58      ThermoTrex Corporation - ThermoLase Corporation
                 (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.53 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).





                                       38PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

     10.59      ThermoLase Corporation (formerly ThermoLase Inc.)
                 Nonqualified Stock Option Plan (filed as Exhibit 10.54 to ThermoTrex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference) (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Incentive Stock Option Plan is 1,400,000 shares, after adjustment to reflect share increases approved in 1993 and 2-for-1 stock split effected in March 1994).

     10.60      ThermoLase Corporation (formerly ThermoLase Inc.)
                 Incentive Stock Option Plan (filed as Exhibit 10.55 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Nonqualified stock option plan is 1,400,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock split effected in March 1994).

     10.61      Thermo Fibertek Inc. Incentive Stock Option Plan (filed
                 as Exhibit 10(k) to Thermo Fibertek's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

     10.62      Thermo Fibertek Inc. Nonqualified Stock Option Plan
                 (filed as Exhibit 10(l) to Thermo Fibertek's
                 Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

     10.63      Thermo Fibertek Inc. Equity Incentive Plan (filed as
                 Exhibit 10.60 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.64      Thermo Power Corporation (formerly Tecogen Inc.)
                 Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Nonqualified Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992, and
                 1993).








                                       39PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page

     10.65      Thermo Power Corporation (formerly Tecogen Inc.)
                 Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Incentive Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992, and 1993).

     10.66      Thermo Power Corporation Equity Incentive Plan (filed
                 as Exhibit 10.63 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.67      Thermo Process Systems Inc. Incentive Stock Option Plan
                 (filed as Exhibit 10(h) to Thermo Process' Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Process Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

     10.68      Thermo Process Systems Inc. Nonqualified Stock Option
                 Plan (filed as Exhibit 10(i) to Thermo Process' Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Process Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

     10.69      Thermo Process Systems Inc. Equity Incentive Plan
                 (filed as Exhibit 10.63 to Thermedics' Annual Report on Form 10-K for the year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increased approved in
                 1994).

     10.70      Thermo Process Systems Inc. - Thermo Remediation Inc.
                 Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo Process' Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).




                                       40PAGE

                                  EXHIBIT INDEX


   Exhibit
    Number       Description of Exhibit                                   Page


     10.71      Thermo Remediation Inc. Equity Incentive Plan (filed as
                 Exhibit 10.7 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     10.72       Thermedics Detection Inc. Equity Incentive Plan (filed as
                 Exhibit 10.69 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     11         Computation of earnings per share.

     13         Annual Report to Shareholders for the year ended
                 December 31, 1994 (only those portions incorporated herein by reference).

     21         Subsidiaries of the Registrant.

     23         Consent of Arthur Andersen LLP.

     27         Financial Data Schedule.