Form 10-K/A
period 1994-12-31
THERMO ELECTRON CORP
filed 1995-04-21
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                         AMENDMENT NO. 1 ON FORM 10-K/A
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 31, 1994

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
   Title of each class                                     on which registered
   -------------------                                     -------------------
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

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

   (c)  Exhibits
        --------

          Attached is Exhibit 27, the Financial Data Schedule, which was not previously filed with the Registrant's 1994 Form 10-K on March 8, 1995.



















































                                        2PAGE

                                   SIGNATURES
                                   ----------



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 21st day of April 1995.



                                               THERMO ELECTRON CORPORATION


                                               Jonathan W. Painter
                                               ---------------------------
                                               Jonathan W. Painter
                                               Treasurer
































                                       3PAGE