Form 10-Q
period 1995-04-01
THERMO ELECTRON CORP
filed 1995-05-10
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549


                        ---------------------------------------

                                       FORM 10-Q


        (mark one)

          [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the Quarter Ended April 1, 1995.

          [ ]Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934.


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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                      Class                 Outstanding at April 28, 1995
           -----------------------------    -----------------------------
           Common Stock, $1.00 par value              55,263,148
PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        PART I - Financial Information

        Item 1 - Financial Statements

        (a)Consolidated Balance Sheet - Assets as of April 1, 1995 and December 31, 1994 (In thousands)

                                                      April 1,  December 31,
                                                          1995          1994
                                                    ----------  ------------

        Current Assets:
         Cash and cash equivalents                  $  406,346    $  383,005
         Short-term available-for-sale
          investments, at quoted market value
          (amortized cost of $498,509 and $617,837)    500,756       614,915
         Accounts receivable, less allowances
          of $24,096 and $21,664                       378,620       353,436
         Unbilled contract costs and fees               73,380        53,914
         Inventories:
          Raw materials and supplies                   140,417       128,876
          Work in process                               50,194        44,711
          Finished goods                                65,674        59,795
         Prepaid income taxes                           53,606        57,824
         Prepaid expenses                               20,988        15,148
                                                    ----------    ----------
                                                     1,689,981     1,711,624
                                                    ----------    ----------

        Property, Plant and Equipment, at Cost         839,632       811,325

         Less: Accumulated depreciation and
               amortization                            195,837       186,437
                                                    ----------    ----------
                                                       643,795       624,888
                                                    ----------    ----------
        Long-term Available-for-sale
         Investments, at Market Value
         (amortized cost of $82,630 and $65,218)        81,756        62,451
                                                    ----------    ----------
        Long-term Held-to-maturity Investments
         (quoted market value of $22,810)               22,569             -
                                                    ----------    ----------
        Other Assets                                    85,393        85,338
                                                    ----------    ----------
        Cost in Excess of Net Assets of
         Acquired Companies                            621,096       577,634
                                                    ----------    ----------
                                                    $3,144,590    $3,061,935
                                                    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.


                                           2PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (a)Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of April 1, 1995 and December 31, 1994 (In thousands except share amounts)

                                                      April 1,  December 31,
                                                          1995          1994
                                                    ----------  ------------
        Current Liabilities:
         Notes payable and current maturities of
          long-term obligations                     $   88,015    $   85,697
         Accounts payable                              120,655       125,074
         Accrued payroll and employee benefits          79,473        79,849
         Accrued income taxes                           32,143        35,845
         Accrued installation and warranty costs        35,772        33,442
         Other accrued expenses                        213,532       200,985
                                                    ----------    ----------
                                                       569,590       560,892
                                                    ----------    ----------
        Deferred Income Taxes and Other Items          118,292       115,973
                                                    ----------    ----------
        Long-term Obligations:
         Senior convertible obligations                586,233       620,000
         Subordinated convertible obligations          177,124       186,661
         Tax-exempt obligations                        131,000       130,985
         Nonrecourse tax-exempt obligations             95,300        95,300
         Other                                          41,322        16,904
                                                    ----------    ----------
                                                     1,030,979     1,049,850
                                                    ----------    ----------
        Minority Interest                              340,084       327,734
                                                    ----------    ----------
        Common Stock of Subsidiary Subject to
         Redemption ($18,450 redemption value)          17,288             -
                                                    ----------    ----------
        Shareholders' Investment:
         Common stock, $1 par value, 175,000,000
          shares authorized; 54,814,197 and
          53,558,248 shares issued                      54,814        53,558
         Capital in excess of par value                514,096       493,058
         Retained earnings                             501,944       472,396
         Treasury stock at cost, 136,417 and
          38,318 shares                                 (6,439)       (1,631)
         Cumulative translation adjustment               5,408        (3,557)
         Deferred compensation                          (2,354)       (2,657)
         Net unrealized gain (loss) on available-
          for-sale investments                             888        (3,681)
                                                    ----------    ----------
                                                     1,068,357     1,007,486
                                                    ----------    ----------
                                                    $3,144,590    $3,061,935
                                                    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                           3PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (b)Consolidated Statement of Income for the three months ended April 1, 1995 and April 2, 1994 (In thousands except per share amounts)

                                                           Three Months Ended
                                                          -------------------
                                                          April 1,   April 2,
                                                              1995       1994
                                                          --------  ---------
        Revenues:
         Product revenues                                 $388,025   $311,208
         Service revenues                                   43,908     32,386
         Research and development contract revenues         46,612     40,130
                                                          --------   --------
                                                           478,545    383,724
                                                          --------   --------
        Costs and Expenses:
         Cost of products                                  230,903    184,676
         Cost of services                                   27,544     23,388
         Expenses for research and development and
          new lines of business (a)                         63,143     53,658
         Selling, general and administrative expenses 109,583 83,788 Costs associated with divisional and product
          restructuring                                      1,522          -
                                                          --------   --------
                                                           432,695    345,510
                                                          --------   --------

        Operating Income                                    45,850     38,214
        Gain on Issuance of Stock by Subsidiaries
         (Note 2)                                           12,883      8,494
        Other Expense, Net (Note 3)                         (3,347)    (3,700)
                                                          --------   --------
        Income Before Income Taxes and Minority Interest    55,386     43,008
        Provision for Income Taxes                          18,434     14,535
        Minority Interest Expense                            7,404      5,548
                                                          --------   --------
        Net Income                                        $ 29,548   $ 22,925
                                                          ========   ========
        Earnings per Share:
         Primary                                          $    .55   $    .45
                                                          ========   ========
         Fully diluted                                    $    .49   $    .41
                                                          ========   ========
        Weighted Average Shares:
         Primary                                            53,721     50,492
                                                          ========   ========
         Fully diluted                                      69,624     61,853
                                                          ========   ========
        (a) Includes costs of:
             Research and development contracts           $ 40,803   $ 35,640
             Internally funded research and development     21,532     17,015
             Other expenses for new lines of business          808      1,003
                                                          --------   --------
                                                          $ 63,143   $ 53,658
                                                          ========   ========

        The accompanying notes are an integral part of these consolidated financial statements.
                                           4PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (c)Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands)

                                                          Three Months Ended
                                                         --------------------
                                                          April 1,   April 2,
                                                              1995       1994
                                                         ---------  ---------
        Operating Activities:
          Net cash provided by operating activities      $   2,398  $  18,058
                                                         ---------  ---------
        Investing Activities:
         Acquisitions, net of cash acquired                (49,467)  (133,508)
         Purchases of available-for-sale investments      (104,765)  (132,464)
         Purchases of held-to-maturity investments         (22,300)         -
         Proceeds from sale and maturities of
          available-for-sale investments                   207,146    148,539
         Purchases of property, plant and equipment        (12,724)   (13,272)
         Proceeds from sale of property, plant and
          equipment                                          1,225      1,269
         Decrease in net restricted funds                        -     23,420
         Other                                              (1,539)    (7,106)
                                                         ---------  ---------
          Net cash provided by (used in) investing
           activities                                       17,576   (113,122)
                                                         ---------  ---------
        Financing Activities:
         Net proceeds from issuance of long-term
           obligations                                         313     32,138
         Repayment and repurchase of long-term
          obligations                                       (6,654)   (10,332)
         Proceeds from issuance of Company and
          subsidiary common stock                           51,272     24,181
         Purchases of subsidiary common stock              (44,257)   (19,068)
         Other                                                 730       (469)
                                                         ---------  ---------
          Net cash provided by financing activities          1,404     26,450
                                                         ---------  ---------
        Exchange Rate Effect on Cash                         1,963        520
                                                         ---------  ---------
        Increase (Decrease) in Cash and Cash Equivalents    23,341    (68,094)
        Cash and Cash Equivalents at Beginning of Period   383,005    325,989
                                                         ---------  ---------
        Cash and Cash Equivalents at End of Period       $ 406,346  $ 257,895
                                                         =========  =========




                                           5PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (c)Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands) (continued)


                                                          Three Months Ended
                                                         --------------------
                                                          April 1,   April 2,
                                                              1995       1994
                                                         ---------  ---------
        Supplemental Cash Flow Information:
         Provision for losses on accounts receivable     $   1,641  $   1,027

         Cash paid for:
          Interest                                       $  22,250  $  15,926
          Income taxes                                   $  11,108  $   7,724

         Noncash activities:
          Conversions of convertible obligations         $  41,115  $  11,855
          Issuance of long-term debt in connection
           with acquisition                              $  22,300  $       -


        The accompanying notes are an integral part of these consolidated financial statements.
























                                           6PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (d) Notes to Consolidated Financial Statements - April 1, 1995


        1. General

           The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended April 1, 1995 and April 2, 1994, (b) the financial position at April 1, 1995, and (c) the cash flows for the three-month periods ended April 1, 1995 and April 2, 1994. Interim results are not necessarily indicative of results for a full year.

           The consolidated balance sheet presented as of December 31, 1994, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.


        2. Transactions in Stock of Subsidiaries

           "Gain on issuance of stock by subsidiaries" in the accompanying statement of income for the three-month period ended April 1, 1995, resulted primarily from the following:

              An initial public offering of 2,333,556 shares of Thermo Ecotek Corporation common stock in February 1995 at $12.75 per share for net proceeds of $27.5 million resulted in a gain of $7.9 million.

              A private placement of 700,000 shares of Thermo
              BioAnalysis Corporation common stock in March 1995 at $10.00 per share for net proceeds of $6.5 million resulted in a gain of $4.7 million that was recorded by the Company's Thermo Instrument Systems Inc. subsidiary.









                                           7PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (d) Notes to Consolidated Financial Statements - April 1, 1995
            (continued)


        3. Other Expense, Net

           The components of "Other expense, net" in the accompanying statement of income are:
                                                        Three Months Ended
                                                        ------------------
                                                        April 1,  April 2,
        (In thousands)                                       1995      1994
        -------------------------------------------------------------------

        Interest income                                 $ 14,514   $  7,199
        Interest expense                                 (18,391)   (10,347)
        Equity in income (loss) of
         unconsolidated subsidiaries                           5     (1,207)
        Gain on sale of investments                        1,187        611
        Other income (expense), net                         (662)        44
                                                        --------   --------
                                                        $ (3,347)  $ (3,700)
                                                        ========   ========

        4. Acquisition

           On March 15, 1995, the Company acquired Coleman Research Corporation in exchange for 2,668,149 shares of Company common stock, including 135,241 shares reserved for issuance upon exercise of stock options. Coleman Research provides systems integration, systems engineering, and analytical services to government customers in the fields of information technology, energy and the environment, software engineering, launch systems, advanced radar and imaging, and healthcare systems. The acquisition has been accounted for under the pooling-of-interests method. Accordingly, all historical financial information presented has been restated to include the acquisition of Coleman Research. Revenues and net income for the three-month period ended April 2, 1994, as previously reported by the separate entities prior to the acquisition and as restated for the combined Company, are as follows:
                                                         Three Months Ended
                                                         ------------------
        (In thousands)                                      April 2, 1994
        -------------------------------------------------------------------

        Revenues:
         Previously reported                                   $350,476
         Coleman Research                                        33,248
                                                               --------
                                                               $383,724
                                                               ========
        Net Income:
         Previously reported                                   $ 22,541
         Coleman Research                                           384
                                                               --------
                                                               $ 22,925
                                                               ========

                                           8PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (d) Notes to Consolidated Financial Statements - April 1, 1995
            (continued)


        5. Subsequent Event

           In March 1995, the Company declared a three-for-two stock split in the form of a 50% stock dividend, which is payable on May 24, 1995, to shareholders of record as of April 26, 1995. Common shares outstanding as of April 1, 1995, on a pro forma basis to reflect the stock split would have been 82,016,670 shares. The following table presents other selected financial data on a pro forma basis to reflect the stock split.

                                                           Three Months Ended
                                                          --------------------
                                                          April 1,    April 2,
        (In thousands except per share amounts)               1995        1994
        ----------------------------------------------------------------------
        Earnings Per Share:
         Primary                                          $    .37   $    .30
         Fully diluted                                    $    .32   $    .27

        Weighted Average Shares:
         Primary                                            80,582     75,737
         Fully diluted                                     104,436     92,780

           Financial results for the three months ended April 1, 1995 and prior periods will be restated in the second quarter of 1995 to reflect the stock split.


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


        Results of Operations

        First Quarter 1995 Compared With First Quarter 1994

           Sales for the first quarter of 1995 were a record $478.5 million, an increase of $94.8 million, or 25%, over the first quarter of 1994. Segment income was $52.7 million, compared with $42.8 million in 1994, an increase of 23%. (Segment income is income before corporate general and administrative expenses, costs associated with divisional and product restructuring, other income and expense, minority interest expense, and income taxes.) Operating income was $45.9 million, compared with $38.2 million in 1994, an increase of 20%. Financial results for 1994 have been restated to include Coleman Research Corporation, which was acquired in a pooling-of-interests transaction in March 1995 (see Note 4 to Consolidated Financial Statements).


                                           9PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


        First Quarter 1995 Compared With First Quarter 1994 (continued)

           Sales from the Instruments segment were $172.9 million in 1995, an increase of $25.3 million, or 17%, over 1994. Sales increased due to acquisitions made by Thermo Instrument Systems Inc. during 1995 and 1994, including several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated in March 1994, and the Analytical Instruments Division of Baird Corporation in January 1995, offset by reduced revenues from Thermo Instrument's air monitoring instruments subsidiary, as most orders in response to Phase I and II of the Clean Air Act of 1990 have been completed. Segment income margin (segment income margin is segment income as a percentage of sales) was 14.4% in 1995, compared with 17.9% in 1994. Segment income margin declined principally due to lower margins at acquired businesses and, to a lesser extent, reduced shipments at the air monitoring instruments subsidiary discussed above, and higher expenses for research and development, which were 7.2% of the Instruments segment sales in 1995, compared with 6.2% in 1994.

           Sales from the Alternative-energy Systems segment were $74.2 million in 1995, an increase of $12.2 million, or 20%, over 1994. Within this segment, revenues from Thermo Ecotek Corporation, which consist of revenues from alternative-energy power plant operations, were $31.0 million in 1995, compared with $29.2 million in 1994. The increase is primarily due to the Whitefield, New Hampshire plant operating for the full quarter in 1995. During 1994, the Whitefield plant did not operate for most of the quarter due to major damage to the turbine-generator. The plant returned to normal operations in the second quarter of 1994. Higher contractual energy rates in 1995 were largely offset by utility-imposed curtailments of power output at two California plants. Sales from the Company's wholly owned Energy Systems division increased $3.7 million as a result of a waste-recycling facility in San Diego County (the County) that commenced operations in the first quarter of 1994. The County has announced its desire to purchase the facility and terminate the service agreement under which the Company derives revenues from the operation of the facility. Termination of the service agreement would require the County to pay the Company a termination fee and reimburse the Company for certain other expenses incurred in connection with the facility. The Company is currently negotiating the terms of this termination, however, no assurance can be given that the Company will reach an agreement with the County. Sales from Thermo Power Corporation increased 13%, to $24.9 million, as a result of the inclusion of $1.9 million in sales from its NuTemp, Inc. subsidiary, which was acquired in May 1994, and increased demand for marine engine products, offset in part by a decline in revenues from custom-engineered refrigeration packages at its FES division. Sales of Peter Brotherhood Ltd. steam turbines and compressors increased $3.7 million in 1995 due to increased demand.


                                          10PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


        First Quarter 1995 Compared With First Quarter 1994 (continued)

           Segment income from the Alternative-energy Systems segment was $6.1 million in 1995, compared with $3.5 million in 1994. Thermo Ecotek had segment income of $3.4 million, compared with $3.0 million in 1994. This improvement results from lower maintenance expense at the Company's New England facilities and higher contractual energy rates, offset in part by utility-imposed curtailments of power output at two California plants and increased spending on new business development efforts. Segment income from the Company's Energy Systems division increased $1.3 million in 1995 as a result of the waste-recycling facility that commenced operations in the first quarter of 1994. Segment income increased at Thermo Power as a result of higher-margin sales at NuTemp and, to a lesser extent, higher margins at FES due to changes in product mix and lower warranty expenses in 1995, compared with 1994. Segment income at Peter Brotherhood improved to a slight profit, compared with a slight loss in 1994, as a result of increased sales.

           Sales in the Process Equipment segment were $57.4 million in 1995, compared with $43.0 million in 1994. Within this segment, sales from Thermo Fibertek Inc. rose to $43.7 million from $35.2 million in 1994. Sales from the Company's paper-recycling equipment business increased $5.0 million primarily as a result of one contract that was completed in the first quarter of 1995. In addition, sales from the Company's North American cleaning, formation, and filtration systems business rose $2.4 million due to increased demand. In December 1994, a wholly owned subsidiary of the Company entered into a $145 million contract for engineering, procurement, and construction services for an office wastepaper de-inking facility to be located in Menominee, Michigan. Construction is expected to take place over approximately two years. Thermo Fibertek will supply more than $15 million of equipment and services for this project over the next two years. In the first quarter of 1995, Fibertek recorded sales of $0.5 million and a wholly owned subsidiary of the Company recorded additional sales of $4.5 million under this contract. Sales of Holcroft heat-treating systems remained depressed at $3.8 million, compared with $4.1 million in 1994. Sales of automated electroplating equipment from the Company's wholly owned Napco, Inc. subsidiary were $5.5 million, compared with a depressed level of $3.7 million in 1994. Segment income margin was 10.8%, compared with 9.6% in 1994. This improvement results primarily from the increased sales.

           Sales in the Biomedical Products segment were $54.2 million in 1995, up $13.2 million, or 32%, over 1994, due primarily to increased demand for a number of the Company's biomedical products. ThermoTrex Corporation's mammography and needle-biopsy systems increased 35% to $16.1 million; Thermo Cardiosystems Inc.'s implantable left ventricular-assist systems (LVAS) increased more than 100% to $4.4

                                          11PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


        First Quarter 1995 Compared With First Quarter 1994 (continued)

        million; skin-care products from CBI Laboratories, Inc., a subsidiary of ThermoLase Corporation, increased 57% to $6.1 million; neuro-diagnostic monitoring equipment sold by the Company's wholly owned Nicolet Biomedical Inc. subsidiary increased 17% to $13.1 million; and sales of blood coagulation-monitoring products and skin-incision devices sold by the Company's wholly owned International Technidyne Corporation subsidiary increased 17% to $7.8 million. Segment income margin improved to 12.0% from 6.2% in 1994 as a result of increased sales and, to a lesser extent, the first phase of a price increase for Thermo Cardiosystems' air-driven LVAS.

           Sales in the Environmental Services segment were $44.0 million in 1995, compared with $32.4 million in 1994. Within this segment, sales from Thermo Remediation Inc. were $7.9 million in 1995, compared with $7.8 million in 1994. The inclusion of sales of $1.2 million from acquired businesses was offset by a decline in revenues from the Company's west coast operations, due to abnormally heavy rainfall. Sales of analytical laboratory and environmental consulting services increased 75%, to $22.6 million, due to the inclusion of sales from businesses acquired. Sales of metallurgical services increased 12%, to $11.7 million, due to increased demand. Segment income margin declined to 8.6% from 10.5% in 1994, due to higher legal expenses incurred within the environmental consulting services operations.

           Sales from the Advanced Technologies segment were $77.3 million in 1995, compared with $58.6 million in 1994. Sales increased primarily due to the inclusion of revenues from acquired businesses and an increase of $6.5 million in sales from Coleman Research Corporation due to increased contract funding. These increases were offset in part by a decline of $3.5 million in revenues from Thermedics Detection Inc. due to a decrease in demand from its principal customer, which has substantially implemented its initial deployment of Alexus systems. Segment income margin improved to 6.8% from 4.8% in 1994, due to improved margins at Ramsey Technology Inc. and Coleman Research, primarily due to efforts to control costs.

           The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries and the issuance of stock by subsidiaries upon conversion of convertible debentures, the Company recorded gains of $12.9 million in 1995 and $8.5 million in 1994. Although the Company expects to continue this strategy in the future, its goal is to continue increasing segment income over the next few years so that gains

                                          12PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


        First Quarter 1995 Compared With First Quarter 1994 (continued)

        generated through the sale of stock by its subsidiaries will represent a decreasing portion of net income. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to generate gains from such transactions in the future.

           In the first quarter of 1995, the Company recorded restructuring charges, classified as "Costs associated with divisional and product restructuring" in the accompanying statement of income, of $1.5 million, of which $1.2 million resulted from the decision to close its metallurgical services division located in Albuquerque, New Mexico. The costs primarily represent severance costs and the write-off of cost in excess of net assets of acquired companies and leasehold improvements. The facility is expected to be closed by the end of the second quarter of 1995. The remaining $0.3 million represents an adjustment to a previously established reserve.

        Financial Condition

        Liquidity and Capital Resources

           Consolidated working capital was $1,120.4 million at April 1, 1995, compared with $1,150.7 million at December 31, 1994. Included in working capital were cash and available-for-sale investments of $907.1 million at April 1, 1995, compared with $997.9 million at December 31, 1994. In addition, at April 1, 1995, the Company had $81.8 million of long-term available-for-sale investments and $22.6 million of long-term held-to-maturity investments, compared with $62.5 million of long-term available-for-sale investments at December 31, 1994.

           On March 1, 1995, the Company's Thermo Instrument subsidiary entered into an agreement to acquire the Scientific Instruments Division (the Division) of Fisons plc for approximately 202 million British pounds sterling, subject to a post-closing adjustment based on the net asset value of the Division as of the closing date. Consummation of the acquisition is subject to several conditions, including regulatory approvals, consent of certain third parties, and customary conditions to closing. The Company is currently responding to a second request for information from the Federal Trade Commission (FTC), and no assurance can be given that the Company will be able to provide information sufficient to satisfactorily address any FTC concerns regarding the potential effect of the transaction upon competition in the analytical instruments market.



                                          13PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


        Liquidity and Capital Resources (continued)

           During the first three months of 1995, the Company expended $49.5 million for acquisitions and $12.7 million for purchases of property, plant and equipment. The Company has no material commitments for purchases of property, plant and equipment and expects that, for 1995, such expenditures will approximate the 1994 level.

           During the first three months of 1995, the Company and its majority-owned subsidiaries expended $44.3 million to purchase common stock of the Company's subsidiaries. The Company expects that these purchases will continue although the amount of repurchases in a given reporting period may vary significantly.


        PART II - Other Information

        Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

           See Exhibit Index on the page immediately preceding exhibits.

        (b) Reports on Form 8-K

           On March 6, 1995, the Company filed a Current Report on Form 8-K pertaining to Thermo Instrument's pending acquisition of the Scientific Instruments Division of Fisons plc.



















                                          14PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


                                      SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May 1995.



                                                THERMO ELECTRON CORPORATION


                                                Paul F. Kelleher
                                                ---------------------------
                                                Paul F. Kelleher
                                                Vice President, Finance


                                                John N. Hatsopoulos
                                                ---------------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer


























                                          15PAGE

                                                                      FORM 10-Q
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


                                     EXHIBIT INDEX


        Exhibit Number Document                                          Page
        -------------- --------                                          ----

             11        Statement re: Computation of earnings per share.

             27        Financial Data Schedule.