Form 10-Q/A
period 1995-04-01
THERMO ELECTRON CORP
filed 1995-05-10
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549


                        ---------------------------------------

                            AMENDMENT NO. 1 ON FORM 10-Q/A


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
PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        Amendment to Item 1 - Financial Statements

           The amounts shown for "Cost of products" and "Cost of services" in the Consolidated Statement of Income for the three months ended April 1, 1995 have been amended. This amended information replaces the corresponding information filed originally in the Form 10-Q.
PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        PART I - Financial Information

        Item 1 - Financial Statements

        (a) Consolidated Balance Sheet - Assets as of April 1, 1995 and December 31, 1994 (In thousands)

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




                                           2PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of April 1, 1995 and December 31, 1994 (In thousands except share amounts)

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

                                           3PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (b) Consolidated Statement of Income for the three months ended April 1, 1995 and April 2, 1994 (In thousands except per share amounts)

                                                           Three Months Ended
                                                          -------------------
                                                          April 1,   April 2,
                                                              1995       1994
                                                          --------  ---------
        Revenues:
         Product revenues                                 $388,025   $311,208
         Service revenues                                   43,908     32,386
         Research and development contract revenues         46,612     40,130
                                                          --------   --------
                                                           478,545    383,724
                                                          --------   --------
        Costs and Expenses:
         Cost of products                                  227,876    184,676
         Cost of services                                   30,571     23,388
         Expenses for research and development and
          new lines of business (a)                         63,143     53,658
         Selling, general and administrative expenses      109,583     83,788
         Costs associated with divisional and product
          restructuring                                      1,522          -
                                                          --------   --------
                                                           432,695    345,510
                                                          --------   --------
        Operating Income                                    45,850     38,214
        Gain on Issuance of Stock by Subsidiaries
         (Note 2)                                           12,883      8,494
        Other Expense, Net (Note 3)                         (3,347)    (3,700)
                                                          --------   --------
        Income Before Income Taxes and Minority Interest    55,386     43,008
        Provision for Income Taxes                          18,434     14,535
        Minority Interest Expense                            7,404      5,548
                                                          --------   --------
        Net Income                                        $ 29,548   $ 22,925
                                                          ========   ========
        Earnings per Share:
         Primary                                          $    .55   $    .45
                                                          ========   ========
         Fully diluted                                    $    .49   $    .41
                                                          ========   ========
        Weighted Average Shares:
         Primary                                            53,721     50,492
                                                          ========   ========
         Fully diluted                                      69,624     61,853
                                                          ========   ========
        (a) Includes costs of:
             Research and development contracts           $ 40,803   $ 35,640
             Internally funded research and development     21,532     17,015
             Other expenses for new lines of business          808      1,003
                                                          --------   --------
                                                          $ 63,143   $ 53,658
                                                          ========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                           5PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (c) Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands)

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
                                                         =========  =========









                                           6PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


        (c) Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands) (continued)


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





























                                           7PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


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










                                           8PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


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

                                                         Three Months Ended
                                                         ------------------
        (In thousands)                                      April 2, 1994
        -------------------------------------------------------------------
        Revenues:
         Previously reported                                   $350,476
         Coleman Research                                        33,248
                                                               --------
                                                               $383,724
                                                               ========
        Net Income:
         Previously reported                                   $ 22,541
         Coleman Research                                           384
                                                               --------
                                                               $ 22,925
                                                               ========
                                           9PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


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


























                                          10PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


                                      SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 1995.



                                                THERMO ELECTRON CORPORATION


                                                Paul F. Kelleher
                                                ---------------------------
                                                Paul F. Kelleher
                                                Vice President, Finance


                                                John N. Hatsopoulos
                                                ---------------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer
































                                          11PAGE

                                                                    FORM 10-Q/A
                                                                  April 1, 1995
                              THERMO ELECTRON CORPORATION


                                     EXHIBIT INDEX


        Exhibit Number   Document                                        Page
        --------------   --------                                        ----

                 27      Financial Data Schedule.