Form 10-K/A
period 1994-12-31
THERMO ELECTRON CORP
filed 1995-08-02
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         AMENDMENT NO. 2 ON FORM 10-K/A

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

                                                                   FORM 10-K/A
                           THERMO ELECTRON CORPORATION



   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             (c) Exhibits

                13 Annual Report to Shareholders for the year ended December 31, 1994 (only those portions incorporated herein by reference)

                23   Consent of Arthur Andersen LLP

                27   Financial Data Schedule

        Attached is Exhibit 13 of the Registrant's Form 10-K for the year ended December 31, 1994. The Registrant's financial statements have been restated to reflect the March 15, 1995 acquisition of Coleman Research Corporation which has been accounted for under the pooling-of-interests method and to reflect a three-for-two stock split, effected in the form of a 50% stock dividend, that was distributed in May 1995. This amended information replaces the corresponding information filed originally in the Form 10-K.



































                                        2PAGE

                                                                   FORM 10-K/A
                           THERMO ELECTRON CORPORATION




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the udnersigned thereunto duly authorized, on this 1st day of August 1995.

                                           THERMO ELECTRON CORPORATION



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Vice President, Finance and
                                           Administration



































                                       3PAGE