Form 10-Q
period 1995-07-01
THERMO ELECTRON CORP
filed 1995-08-10
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                     ---------------------------------------

                                    FORM 10-Q


   (mark one)

     [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarter Ended July 1, 1995.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                 Class                  Outstanding at July 28, 1995
      -----------------------------     ----------------------------
      Common Stock, $1.00 par value              83,122,563
PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   PART I - Financial Information

   Item 1 - Financial Statements

   (a)Consolidated Balance Sheet - Assets as of July 1, 1995 and
      December 31, 1994 (In thousands)

                                                  July 1,  December 31,
                                                     1995          1994
                                               ----------  ------------
   Current Assets:
    Cash and cash equivalents                  $  528,872    $  383,005
    Short-term available-for-sale
     investments, at quoted market value
     (amortized cost of $435,343 and $617,837)    440,570       614,915
    Accounts receivable, less allowances
     of $24,504 and $21,664                       395,182       347,444
    Unbilled contract costs and fees               74,060        59,906
    Inventories:
     Raw materials and supplies                   146,714       128,876
     Work in process                               67,246        44,711
     Finished goods                                68,861        59,795
    Prepaid income taxes                           53,295        57,824
    Prepaid expenses                               19,567        15,148
                                               ----------    ----------
                                                1,794,367     1,711,624
                                               ----------    ----------

   Property, Plant and Equipment, at Cost         921,073       811,325

    Less: Accumulated depreciation and
          amortization                            213,234       186,437
                                               ----------    ----------
                                                  707,839       624,888
                                               ----------    ----------
   Long-term Available-for-sale
    Investments, at Market Value
    (amortized cost of $64,237 and $65,218)        64,803        62,451
                                               ----------    ----------
   Long-term Held-to-maturity Investments
    (quoted market value of $23,887)               22,978             -
                                               ----------    ----------
   Other Assets                                    88,036        85,338
                                               ----------    ----------
   Cost in Excess of Net Assets of
    Acquired Companies                            637,639       577,634
                                               ----------    ----------
                                               $3,315,662    $3,061,935
                                               ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements.





                                        2PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   (a)Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of July 1, 1995 and December 31, 1994 (In thousands except share amounts)

                                                  July 1,  December 31,
                                                     1995          1994
                                               ----------  ------------
   Current Liabilities:
    Notes payable and current maturities of
     long-term obligations                     $   99,677    $   94,003
    Accounts payable                              131,902       116,768
    Accrued payroll and employee benefits          84,426        79,849
    Accrued income taxes                           39,100        35,845
    Accrued installation and warranty costs        36,597        33,442
    Other accrued expenses                        221,284       200,985
                                               ----------    ----------
                                                  612,986       560,892
                                               ----------    ----------
   Deferred Income Taxes and Other Items          121,970       115,973
                                               ----------    ----------
   Long-term Obligations:
    Senior convertible obligations                568,037       620,000
    Subordinated convertible obligations          198,216       186,661
    Tax-exempt obligations                        131,016       130,985
    Nonrecourse tax-exempt obligations             94,700        95,300
    Other                                          80,058        16,904
                                               ----------    ----------
                                                1,072,027     1,049,850
                                               ----------    ----------
   Minority Interest                              367,870       327,734
                                               ----------    ----------
   Common Stock of Subsidiary Subject to
    Redemption ($18,450 redemption value)          17,357             -
                                               ----------    ----------

   Shareholders' Investment (Note 5):
    Common stock, $1 par value, 175,000,000
     shares authorized; 83,178,307 and
     53,558,248 shares issued                      83,178        53,558
    Capital in excess of par value                497,911       493,058
    Retained earnings                             534,528       472,396
    Treasury stock at cost, 97,991 and
     38,318 shares                                 (3,268)       (1,631)
    Cumulative translation adjustment               9,380        (3,557)
    Deferred compensation                          (1,990)       (2,657)
    Net unrealized gain (loss) on available-
     for-sale investments                           3,713        (3,681)
                                               ----------    ----------
                                                1,123,452     1,007,486
                                               ----------    ----------
                                               $3,315,662    $3,061,935
                                               ==========    ==========


   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   (b)Consolidated Statement of Income for the three months ended July 1, 1995 and July 2, 1994 (In thousands except per share amounts)

                                                      Three Months Ended
                                                     --------------------
                                                      July 1,     July 2,
                                                         1995        1994
                                                     --------  ----------
   Revenues:
    Product revenues                                 $423,638   $355,161
    Service revenues                                   54,398     33,299
    Research and development contract revenues         50,685     40,087
                                                     --------   --------
                                                      528,721    428,547
                                                     --------   --------
   Costs and Expenses:
    Cost of products                                  249,769    208,530
    Cost of services                                   36,676     24,391
    Expenses for research and development and
     new lines of business (a)                         68,649     57,360
    Selling, general and administrative expenses      115,955     94,025
    Costs associated with divisional and product
     restructuring                                        571          -
                                                     --------   --------
                                                      471,620    384,306
                                                     --------   --------

   Operating Income                                    57,101     44,241
   Gain on Issuance of Stock by Subsidiaries
    (Note 2)                                            9,690        229
   Other Income (Expense), Net (Note 3)                   (31)     9,299
                                                     --------   --------
   Income Before Income Taxes and Minority Interest    66,760     53,769
   Provision for Income Taxes                          23,923     22,653
   Minority Interest Expense                           10,253      6,698
                                                     --------   --------
   Net Income                                        $ 32,584   $ 24,418
                                                     ========   ========
   Earnings per Share:
    Primary                                          $    .39   $    .32
                                                     ========   ========
    Fully diluted                                    $    .35   $    .28
                                                     ========   ========
   Weighted Average Shares:
    Primary                                            82,856     76,203
                                                     ========   ========
    Fully diluted                                     104,852    102,094
                                                     ========   ========
   (a) Includes costs of:
        Research and development contracts           $ 43,458   $ 35,890
        Internally funded research and development     24,310     20,674
        Other expenses for new lines of business          881        796
                                                     --------   --------
                                                     $ 68,649   $ 57,360
                                                     ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   (b)Consolidated Statement of Income for the six months ended July 1, 1995 and July 2, 1994 (In thousands except per share amounts)

                                                      Six Months Ended
                                                   ----------------------
                                                      July 1,     July 2,
                                                         1995        1994
                                                   ----------  ----------
   Revenues:
    Product revenues                               $  811,663  $  666,369
    Service revenues                                   98,306      65,685
    Research and development contract revenues         97,297      80,217
                                                   ----------  ----------
                                                    1,007,266     812,271
                                                   ----------  ----------
   Costs and Expenses:
    Cost of products                                  477,645     393,206
    Cost of services                                   67,247      47,779
    Expenses for research and development and
     new lines of business (a)                        131,792     111,018
    Selling, general and administrative expenses 225,538 177,813 Costs associated with divisional and product
     restructuring                                      2,093           -
                                                   ----------  ----------
                                                      904,315     729,816
                                                   ----------  ----------
   Operating Income                                   102,951      82,455
   Gain on Issuance of Stock by Subsidiaries
    (Note 2)                                           22,573       8,723
   Other Income (Expense), Net (Note 3)                (3,378)      5,599
                                                   ----------  ----------
   Income Before Income Taxes and Minority Interest   122,146      96,777
   Provision for Income Taxes                          42,357      37,188
   Minority Interest Expense                           17,657      12,246
                                                   ----------  ----------
   Net Income                                      $   62,132  $   47,343
                                                   ==========  ==========
   Earnings per Share:
    Primary                                        $      .76  $      .62
                                                   ==========  ==========
    Fully diluted                                  $      .67  $      .56
                                                   ==========  ==========
   Weighted Average Shares:
    Primary                                            81,719      75,970
                                                   ==========  ==========
    Fully diluted                                     104,764      97,437
                                                   ==========  ==========
   (a) Includes costs of:
        Research and development contracts         $   84,261  $   71,530
        Internally funded research and development     45,842      37,689
        Other expenses for new lines of business        1,689       1,799
                                                   ----------  ----------
                                                   $  131,792  $  111,018
                                                   ==========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   (c)Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 1995 and July 2, 1994 (In thousands)

                                                      Six Months Ended
                                                    --------------------
                                                       July 1,   July 2,
                                                          1995      1994
                                                     --------- ---------
   Operating Activities:
     Net cash provided by operating activities      $  66,416  $  65,588
                                                    ---------  ---------
   Investing Activities:
    Acquisitions, net of cash acquired                (98,385)  (141,289)
    Purchases of available-for-sale investments      (171,348)  (543,893)
    Purchases of held-to-maturity investments         (22,300)         -
    Proceeds from sale and maturities of
     available-for-sale investments                   357,557    234,722
    Purchases of property, plant and equipment        (26,184)   (28,374)
    Proceeds from sale of property, plant and
     equipment                                          3,725     17,245
    Decrease in net restricted funds                        -     23,420
    Other                                              (4,939)    (5,430)
                                                    ---------  ---------
     Net cash provided by (used in) investing
      activities                                       38,126   (443,599)
                                                    ---------  ---------
   Financing Activities:
    Increase (decrease) in short-term notes payable    (4,945)     1,194
    Proceeds from issuance of long-term
      obligations                                      37,994    378,105
    Repayment and repurchase of long-term
     obligations (Note 2)                             (13,619)   (12,112)
    Proceeds from issuance of Company and
     subsidiary common stock                           70,649     26,139
    Purchases of subsidiary common stock              (54,357)   (53,217)
    Other                                               1,733        128
                                                    ---------  ---------
     Net cash provided by financing activities         37,455    340,237
                                                    ---------  ---------
   Exchange Rate Effect on Cash                         3,870      1,818
                                                    ---------  ---------
   Increase (Decrease) in Cash and Cash Equivalents   145,867    (35,956)
   Cash and Cash Equivalents at Beginning of Period   383,005    325,989
                                                    ---------  ---------
   Cash and Cash Equivalents at End of Period       $ 528,872  $ 290,033
                                                    =========  =========









                                        6PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   (c)Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 1995 and July 2, 1994 (In thousands) (continued)


                                                      Six Months Ended
                                                    -------------------
                                                      July 1,    July 2,
                                                         1995       1994
                                                    ---------  ---------
   Supplemental Cash Flow Information:

    Provision for losses on accounts receivable     $   2,046  $   2,026

    Cash paid for:
     Interest                                       $  22,478  $  22,644
     Income taxes                                   $  25,626  $  12,925

    Noncash activities:
     Conversions of convertible obligations         $  73,908  $  18,560
     Issuance of long-term debt in connection
      with acquisition                              $  22,300  $       -
     Acquisition of asset under capital lease       $  47,020  $       -


   The accompanying notes are an integral part of these consolidated financial statements.





























                                        7PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   (d) Notes to Consolidated Financial Statements - July 1, 1995


   1. General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended July 1, 1995 and July 2, 1994, (b) the financial position at July 1, 1995, and (c) the cash flows for the six-month periods ended July 1, 1995 and July 2, 1994. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of December 31, 1994, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended, filed with the Securities and Exchange Commission.


   2. Transactions in Stock of Subsidiaries

      "Gain on issuance of stock by subsidiaries" in the accompanying statement of income for the three- and six-month periods ended July 1, 1995, resulted primarily from the following:

         An initial public offering of 2,333,556 shares of Thermo
         Ecotek Corporation common stock in February 1995 at $12.75 per share for net proceeds of $27.5 million resulted in a gain of $7.9 million.

         Private placements of 1,601,500 shares of Thermo BioAnalysis Corporation common stock in March and April 1995 at $10.00 per share for net proceeds of $14.9 million resulted in a gain of $9.5 million that was recorded by the Company's Thermo
         Instrument Systems Inc. subsidiary.

         A private placement of 500,000 shares of Thermo Remediation Inc. common stock in May 1995 at $13.25 per share for net proceeds of $6.6 million resulted in a gain of $2.7 million that was recorded by the Company's Thermo Process Systems Inc. subsidiary.

         Private placements of 150,000 and 50,000 shares of ThermoLase Corporation common stock in June 1995 at $13.75 and $12.825 per share, respectively, for net proceeds of $2.6 million resulted in a gain of $1.7 million that was recorded by the Company's ThermoTrex Corporation subsidiary.



                                        8PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   (d) Notes to Consolidated Financial Statements - July 1, 1995
       (continued)

   3. Other Income (Expense), Net

      The components of "Other income (expense), net" in the accompanying statement of income are:

                               Three Months Ended       Six Months Ended
                               ------------------     -------------------
                                July 1,   July 2,      July 1,    July 2,
   (In thousands)                   1995      1994        1995       1994
   ----------------------------------------------------------------------
   Interest income             $ 15,077   $ 10,711    $ 29,591   $ 17,910
   Interest expense             (17,980)   (16,481)    (36,371)   (26,828)
   Equity in income (loss) of
    unconsolidated subsidiaries     636       (631)        641     (1,838)
   Gain on sale of land               -     11,934           -     11,934
   Other income, net              2,236      3,766       2,761      4,421
                               --------   --------    --------   --------
                               $    (31)  $  9,299    $ (3,378)  $  5,599
                               ========   ========    ========   ========


   4. Acquisition

      On March 15, 1995, the Company acquired Coleman Research Corporation (Coleman Research) in exchange for 4,002,224 shares of Company common stock, including 202,861 shares reserved for issuance upon exercise of stock options. Coleman Research provides systems integration, systems engineering, and analytical services to government customers in the fields of information technology, energy and the environment, software engineering, launch systems, advanced radar and imaging, and health care systems. The acquisition has been accounted for under the pooling-of-interests method. Accordingly, all historical financial information presented has been restated to include the acquisition of Coleman Research. Revenues and net income for the three- and six-month periods ended July 2, 1994, as previously reported by the separate entities prior to the acquisition and as restated for the combined Company, are as follows:

                                    Three Months Ended   Six Months Ended
   (In thousands)                      July 2, 1994        July 2, 1994
   ----------------------------------------------------------------------
   Revenues:
    Previously reported                  $394,966            $745,442
    Coleman Research                       33,581              66,829
                                         --------            --------
                                         $428,547            $812,271
                                         ========            ========
   Net Income:
    Previously reported                  $ 24,150              46,691
    Coleman Research                          268                 652
                                         --------            --------
                                         $ 24,418            $ 47,343
                                         ========            ========


                                        9PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   (d) Notes to Consolidated Financial Statements - July 1, 1995
       (continued)


   5. Stock Split

      In March 1995, the Company declared a three-for-two stock split in the form of a 50% stock dividend that was distributed on May 24, 1995, to shareholders of record as of April 26, 1995. Common shares outstanding as of July 1, 1995, and all weighted average share and per share amounts have been restated to reflect the stock split.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Second Quarter 1995 Compared With Second Quarter 1994

      Sales for the second quarter of 1995 were a record $528.7 million, an increase of $100.2 million, or 23%, over the second quarter of 1994. Segment income was $64.3 million, compared with $49.5 million, an increase of 30%. (Segment income is income before corporate general and administrative expenses, costs associated with divisional and product restructuring, other income and expense, minority interest expense and income taxes.) Operating income was $57.1 million, compared with $44.2 million in 1994, an increase of 29%. Financial results for 1994 have been restated to include Coleman Research, which was acquired in a pooling-of-interests transaction in March 1995 (Note 4).

      Sales from the Instruments segment were $185.7 million in 1995, an increase of $23.1 million, or 14%, over 1994. Sales increased $18.6 million due to Thermo Instrument's acquisitions of the Analytical Instruments Division of Baird Corporation in January 1995 and Gould Instrument Systems, Inc. in May 1995. An increase in revenues of $8.3 million as a result of the favorable effects of currency translation due to a weaker U.S. dollar in 1995 was offset in part by a decline in sales at Thermo Instrument's air monitoring instruments subsidiary and, to a lesser extent, certain other subsidiaries. The air monitoring instruments subsidiary's sales decreased as most orders in response to Phases I and II of the Clean Air Act of 1990 have been completed. Orders booked by Thermo Instrument during the second quarter of 1995 exceeded its shipments by $10.7 million. Segment income margin (segment income margin is segment income as a percentage of sales) was 14.8% in 1995, compared with 16.5% in 1994. Segment income margin declined due to lower margins at acquired businesses and reduced shipments at the air monitoring instruments subsidiary.

      Sales from the Alternative-energy Systems segment were $81.3 million in 1995, an increase of $10.4 million, or 15%, over 1994. Within this segment, revenues from Thermo Ecotek Corporation, which consist of revenues from alternative-energy power plant operations, were $34.0 million in 1995, compared with $32.7 million in 1994. The increase is primarily due to the Whitefield, New Hampshire, plant operating for the full quarter in 1995. During 1994, this plant did not operate for most of the quarter due to major damage to the turbine-generator. The plant returned to normal

                                       10PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Second Quarter 1995 Compared With Second Quarter 1994 (continued)

   operations late in the second quarter of 1994. Higher contractual energy rates in 1995 at all of Thermo Ecotek's facilities, except the Hemphill facility in New Hampshire, were substantially offset by utility-imposed curtailment of power output at the Woodland and Mendota plants in California. Sales at Peter Brotherhood Ltd. increased $5.1 million as a result of increased demand for turbine products and, to a lesser extent, increased demand for special machinery products from depressed 1994 levels. Sales from Thermo Power Corporation increased $4.1 million, to $27.5 million. Within Thermo Power, sales increased $2.1 million at FES due to increased demand for refrigeration packages, and increased $1.1 million at Crusader Engines due to increased demand for marine engine-related products. Sales at Thermo Power's NuTemp, Inc. subsidiary, which was acquired in May 1994, increased $0.7 million.

      Segment income from the Alternative-energy Systems segment was $8.4 million in 1995, compared with $7.4 million in 1994. Thermo Ecotek had segment income of $7.0 million, compared with $5.4 million in 1994. This improvement results from lower fuel costs at two of Thermo Ecotek's California plants and lower maintenance costs at certain facilities. In addition, higher contractual energy rates in 1995 were substantially offset by utility-imposed curtailment of power output at the Woodland and Mendota facilities. Lower lease expense in 1995 due to the conversion of the Mendota plant's operating lease to a capital lease was offset by higher depreciation expense on this facility. Thermo Ecotek's increased efforts to develop its international and domestic business lowered segment income margins by approximately 1%. Segment income margins at Thermo Power declined to 3.3% in 1995 from 6.3% in 1994 due to lower margins at NuTemp resulting from a change in the sales mix from higher-margin rental to lower-margin equipment sales. Rental revenues were adversely affected by the relatively cool spring season in certain of NuTemp's markets. Margins also declined approximately 1.7% as a result of increased research and development costs associated with gas-fueled lighting products and, to a lesser extent, natural gas-engine products. Margins were also slightly affected by an increase in warranty costs at Thermo Power's Crusader Engines division. Peter Brotherhood incurred a segment loss of $0.5 million in 1995, compared with a loss of $0.3 million in 1994, as a result of increased costs to complete jobs in process.

      Sales in the Process Equipment segment were $72.4 million in 1995, an increase of $26.6 million, or 58%, over 1994. Sales increased $22.0 million as a result of sales recorded under a $145 million contract for engineering, procurement, and construction services for an office wastepaper de-inking facility in Menominee, Michigan. The facility is expected to be completed in 1996. Sales also increased $2.5 million at Thermo Fibertek Inc.'s North American accessories business and increased $1.4 million at the Company's wholly owned Napco, Inc. subsidiary, which sells automated electroplating equipment, as a result of increased demand. Thermo Fibertek's sales also increased, to a lesser extent, due to the favorable effects of currency translation due to the weaker U.S. dollar in


                                       11PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Second Quarter 1995 Compared With Second Quarter 1994 (continued)

   1995. Segment income was $8.3 million in 1995, compared with $4.5 million in 1994. This improvement results from increased sales.

      Sales in the Biomedical Products segment were $55.1 million in 1995, an increase of $11.8 million, or 27%, over 1994 due primarily to increased demand for a number of the Company's biomedical products. Sales of ThermoTrex Corporation's mammography and needle-biopsy systems increased 30% to $17.2 million; Thermo Cardiosystems Inc.'s implantable left ventricular-assist systems (LVAS) increased more than 100% to $5.6 million; skin-care products from CBI Laboratories, Inc., a subsidiary of ThermoLase Corporation, increased 22% to $5.6 million; neuro-diagnostic monitoring equipment sold by the Company's wholly owned Nicolet Biomedical Inc. subsidiary increased 14% to $13.2 million; and sales of blood coagulation-monitoring products and skin-incision devices sold by the Company's wholly owned International Technidyne Corporation subsidiary increased 24% to $8.6 million. Segment income margin improved to 14.4% from 9.3% in 1994 as a result of increased sales and, to a lesser extent, price increases for Thermo Cardiosystems' air-driven LVAS.

      Sales in the Environmental Services segment were $54.4 million in 1995, an increase of $21.1 million, or 63%, over 1994. Within this segment, sales from Thermo Remediation Inc. were $13.2 million, compared with $11.6 million in 1994. Thermo Remediation's soil-remediation sales increased 10% to $7.4 million due to the inclusion of $2.1 million in sales from acquired businesses. This increase was offset in part by lower revenues resulting from a decline in the volume of soil processed due to severe weather at one site, regulatory uncertainties at a second site, and competitive pressures at several locations. Thermo Remediation's nuclear services revenues increased 18% to $5.8 million due to a long-term environmental restoration contract for the U.S. Department of Energy's (DOE's) Hanford site (Hanford), offset in part by a decrease in radiochemistry laboratory work, reflecting a reduction in spending at the DOE. Sales of analytical laboratory and environmental consulting services increased $17.6 million, to $27.3 million, due to the inclusion of sales from acquired businesses. Sales of metallurgical services increased 11% to $11.8 million, due to increased demand. Segment income margin improved to 11.6% from 10.1% in 1994 due to increased sales, offset in part by lower margins from nuclear services, primarily due to lower margins on sales under the Hanford contract and a decrease in sales from radiochemistry laboratory work.

      Sales from the Advanced Technologies segment were $80.9 million in 1995, compared with $74.0 million in 1994. Sales increased due to the inclusion of revenues from acquired businesses and an increase of $8.5 million in sales from Coleman Research due to increased contract funding. These increases were offset in part by a decline of $5.8 million in sales from Thermedics Detection Inc. Sales of Thermedics Detection's process detection systems declined to $4.2 million in 1995, from $9.9 million in 1994 due to a decline in demand from its principal customer, which has substantially implemented its initial deployment of Alexus (TM) systems. Segment income margin improved to 7.2% from 4.7% in 1994, due to improved


                                       12PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Second Quarter 1995 Compared With Second Quarter 1994 (continued)

   margins at Coleman Research and Ramsey Technology Inc., primarily due to efforts to control costs. These improvements were offset in part by a decline in segment income margin from Thermedics Detection, as a result of lower sales.

      The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries and the issuance of stock by subsidiaries upon conversion of convertible debentures, the Company recorded gains of $9.7 million in 1995 and $0.2 million in 1994 (Note 2). Although the Company expects to continue this strategy in the future, its goal is to continue increasing segment income over the next few years so that gains resulting from the sale of stock by its subsidiaries will represent a decreasing portion of net income. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

   First Six Months 1995 Compared With First Six Months 1994

      Sales for the first six months of 1995 were $1,007.3 million, an increase of $195.0 million, or 24%, over the 1994 period. Segment income was $117.0 million, an increase of $24.7 million, or 27%, over 1994. Operating income was $103.0 million in 1995, compared with $82.5 million in 1994.

      Sales for the Instruments segment were $358.7 million, an increase of $48.4 million, or 16%, over 1994. Sales increased due primarily to acquisitions, which added revenues of $46.7 million in the first six months of 1995. An increase in revenues of $15.7 million due to the favorable effects of currency translation due to a weaker U.S. dollar in 1995 was substantially offset by a decline in revenues from Thermo Instrument's air monitoring instruments subsidiary and, to a lesser extent, certain other subsidiaries. The decline in the air monitoring instruments subsidiary's revenues is discussed in the results for the second quarter. Orders booked by Thermo Instrument during the first six months of 1995 exceeded its shipments by $16.9 million. Segment income margin declined to 14.6% in 1995, compared with 17.1% in 1994 due to lower margins at acquired businesses and reduced shipments of air monitoring products.

      Sales from the Alternative-energy Systems segment were $155.5 million in 1995, an increase of $22.6 million, or 17%, over 1994. Within this segment, revenues from Thermo Ecotek were $65.1 million in 1995, compared with $61.9 million in 1994. This increase is primarily due to the Whitefield, New Hampshire plant operating for the full 1995 period, and higher contractual energy rates in 1995, largely offset by utility-imposed

                                       13PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Six Months 1995 Compared With First Six Months 1994 (continued)

   curtailment of power output at the Woodland and Mendota plants in California. Sales from the Company's wholly owned Energy Systems division increased $3.7 million to $12.5 million as a result of a waste-recycling facility in San Diego County (the County) that commenced operations in the first quarter of 1994. The County has announced its desire to purchase the facility and terminate the service agreement under which the Company derives revenues from the operation of the facility. Termination of the service agreement would require the County to pay the Company a termination fee and reimburse the Company for certain other expenses incurred in connection with the facility. The Company is currently negotiating the terms of this termination, however, no assurance can be given that the Company will reach an agreement with the County. Sales from Thermo Power increased 16% to $52.4 million as a result of increased demand for marine products, the acquisition of NuTemp in May 1994, which increased sales by $2.6 million and, to a lesser extent, increased demand for cooling and cogeneration systems and refrigeration packages. Sales of Peter Brotherhood steam turbines and special purpose machinery increased $8.8 million due to higher demand, as discussed in the results for the second quarter.

      Segment income from the Alternative-energy Systems segment was $14.5 million in 1995, compared with $10.9 million in 1994. Thermo Ecotek had segment income of $10.4 million in 1995, compared with $8.4 million in 1994. This improvement results primarily from lower fuel expense at two of the California plants. In addition, higher contractual energy rates and higher generated output were substantially offset by utility-imposed curtailment of power output and increased spending on new business development. Segment income from the Company's Energy Systems division increased $1.4 million in 1995 as a result of the waste-recycling facility that commenced operations in the first quarter of 1994. Segment income at Thermo Power and Peter Brotherhood were about the same level as in 1994.

      Sales in the Process Equipment segment were $129.9 million in 1995, compared with $88.8 million in 1994. Sales from Thermo Fibertek increased $18.4 million to $93.3 million in 1995, due primarily to an increase of $11.2 million in sales of paper-recycling equipment, which includes $7.6 million of sales under a subcontract with Thermo Electron to supply equipment for the office wastepaper de-inking facility discussed in the results for the second quarter. Sales also increased $5.4 million due to increased demand for accessories in North America and, to a lesser extent, the favorable effects of currency translation resulting from the weaker U.S. dollar in 1995. In addition to sales recorded by Thermo Fibertek under the office wastepaper de-inking facility project, Thermo Electron had sales of $19.5 million from the project. Sales of automated electroplating equipment from the Company's Napco subsidiary were $9.6 million, compared with a depressed level of $6.5 million in 1994. Segment income margin improved to 11.2%, compared with 9.7% in 1994 as a result of increased sales.

      Sales in the Biomedical Products segment were $109.3 million in 1995, an increase of $25.0 million, or 30%, over 1994, due primarily to increased demand for a number of the Company's biomedical products. Sales of

                                       14PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   First Six Months 1995 Compared With First Six Months 1994 (continued)

   ThermoTrex's mammography and needle-biopsy systems increased 33% to $33.3 million; Thermo Cardiosystems' LVAS increased more than 100% to $10.0 million; skin-care products from CBI Laboratories, a subsidiary of ThermoLase, increased 38% to $11.8 million; neuro-diagnostic monitoring equipment sold by the Company's wholly owned Nicolet Biomedical subsidiary increased 15% to $26.3 million; and sales of blood coagulation-monitoring products and skin-incision devices sold by the Company's wholly owned International Technidyne subsidiary increased 21% to $16.5 million. Segment income margin improved to 13.2% from 7.8% in 1994 as a result of increased sales and, to a lesser extent, price increases for Thermo Cardiosystems' air-driven LVAS.

      Sales in the Environmental Services segment were $98.3 million in 1995, an increase of $32.6 million, or 50%, over 1994. Within this segment, sales from Thermo Remediation were $26.8 million, compared with $19.4 million in 1994. Thermo Remediation's soil-remediation sales increased 6%, to $15.3 million, due to the inclusion of sales from acquired businesses, offset in part by lower revenues at existing sites, as discussed in the results for the second quarter. Thermo Remediation's nuclear services revenues increased 23% to $11.4 million, primarily due to revenues from the long-term environmental restoration Hanford contract. Sales of analytical laboratory and environmental consulting services increased $26.0 million, to $44.3 million, due primarily to the inclusion of sales from acquired businesses. Sales of metallurgical services increased 11% due to increased demand. Segment income was $10.1 million in 1995, compared with $6.7 million in 1994. Segment income increased due to higher sales, offset in part by higher legal expenses incurred within the environmental consulting services operations.

      Sales from the Advanced Technologies segment were $158.2 million in 1995, compared with $132.6 million in 1994. Sales increased primarily due to the inclusion of sales from acquired businesses and an increase of $15.0 million in sales from Coleman Research due to increased contract funding. These increases were offset in part by a decline in sales from Thermedics Detection, as discussed in the results for the second quarter. Segment income margin improved to 7.0% from 4.8% in 1994, due to increased sales and efforts to reduce costs. This improvement was offset in part by a decline in segment income margin from Thermedics Detection, as a result of lower sales.

      In the first six months of 1995, the Company recorded restructuring charges, classified as "Costs associated with divisional and product restructuring" in the accompanying statement of income, of $2.1 million, of which $1.5 million resulted from the decision to close its metallurgical services division located in Albuquerque, New Mexico. The costs primarily represent severance costs and the write-off of costs in excess of net assets of acquired companies and leasehold improvements. The facility was closed by the end June 1995. The remaining $0.6 million represents adjustments to previously established reserves.


                                       15PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   First Six Months 1995 Compared With First Six Months 1994 (continued)

      The Company recorded gains as a result of the sale of stock by subsidiaries of $22.6 million in 1995 and $8.7 million in 1994 (Note 2). Minority interest expense increased to $17.7 million in 1995 from $12.2 million in 1994. Minority interest expense includes $3.1 million in 1995 and $0.1 million in 1994, relating to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.

   Financial Condition

   Liquidity and Capital Resources

      Consolidated working capital was $1,181.4 million at July 1, 1995, compared with $1,150.7 million at December 31, 1994. Included in working capital were cash and available-for-sale investments of $969.4 million at July 1, 1995, compared with $997.9 million at December 31, 1994. In addition, at July 1, 1995, the Company had $64.8 million of long-term available-for-sale investments and $23.0 million of long-term held-to-maturity investments, compared with $62.5 million of long-term available-for-sale investments at December 31, 1994.

      On March 1, 1995, the Company's Thermo Instrument subsidiary entered into an agreement to acquire the Scientific Instruments Division (the Division) of Fisons plc for approximately 202 million British pounds sterling. On April 13, 1995, Thermo Instrument announced that it had received a "second request" for information regarding the transaction from the U.S. Federal Trade Commission (FTC). The FTC and other national regulatory competition authorities have expressed concern that completion of the transaction in its original form would affect competition in markets for certain product lines to be acquired by Thermo Instrument, including the market for mass spectrometers. On June 30, 1995, Thermo Instrument and Fisons plc agreed to extend the termination date under the agreement from June 30, 1995 to August 15, 1995 to allow for the negotiation of potential modifications to the transaction. The Company anticipates that this date will be further extended prior to August 15. In addition to receipt of required antitrust regulatory approvals, completion of the transaction is subject to consent of certain third parties, and the satisfaction of other customary closing conditions.

      During the first six months of 1995, the Company expended $98.4 million for acquisitions and $26.2 million for purchases of property, plant and equipment. Including the Fisons transaction discussed above, the Company has agreements or letters of intent to expend approximately $522 million on the acquisition of new businesses. These transactions are subject to various conditions to closing, and there can be no assurance that all of the transactions will be consummated. The Company has no material commitments for purchases of property, plant and equipment and expects that, for 1995, such expenditures will approximate the 1994 level.



                                       16PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Liquidity and Capital Resources (continued)

      During the first six months of 1995, the Company and its majority-owned subsidiaries issued long-term obligations of $38.0 million and repaid and repurchased long-term obligations of $13.6 million. Proceeds from the issuance of Company and subsidiary common stock totaled $70.6 million in the first six months of 1995. In addition, the Company and its majority-owned subsidiaries expended $54.4 million to purchase common stock of the Company's subsidiaries during the first six months of 1995. The Company expects that these purchases will continue although the amount of repurchases in a given reporting period may vary significantly.

      Subsequent to the end of the second quarter, Thermo Instrument's ThermoSpectra subsidiary sold 1,725,000 shares of its common stock in an initial public offering at $14.00 per share for net proceeds of approximately $21.7 million. In addition, Thermo Instrument's wholly owned ThermoQuest Corporation subsidiary issued and sold $96.2 million principal amount of 5% subordinated convertible debentures due 2000. The Company purchased $10 million of these debentures.


   PART II - Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders

      On May 23, 1995, at the Annual Meeting of Shareholders, the shareholders elected a class of four incumbent directors to a three-year term expiring in 1998. The Directors reelected at the meeting were:
   Dr. Elias P. Gyftopoulos, Mr. Frank Jungers, Dr. Frank E. Morris, and
   Mr. Donald E. Noble. Dr. Gyftopoulos received 43,285,914 shares voted in favor of his election and 111,218 shares against, Mr. Jungers received 43,283,470 shares voted in favor of his election and 113,662 shares against, Dr. Morris received 43,270,202 shares voted in favor of his election and 126,930 shares against, and Mr. Noble received 43,254,599 shares voted in favor of his election and 142,533 shares against. No broker nonvotes were recorded on the election of directors.

      The shareholders also approved a proposal to amend the Company's Directors Stock Option Plan to change the formula for the award to outside Directors of stock options to purchase common stock of the Company's majority-owned subsidiaries as follows: 39,353,160 shares voted in favor, 3,102,500 shares voted against, 687,277 shares abstained, and there were 254,195 broker nonvotes.


   Item 6 - Exhibits

      See Exhibit Index on the page immediately preceding exhibits.





                                       17PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 1995.

                                           THERMO ELECTRON CORPORATION



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Vice President, Finance



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer


































                                       18PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                           THERMO ELECTRON CORPORATION



                                  EXHIBIT INDEX


   Exhibit Number Document                                          Page
   -------------- --------                                          ----

        11        Statement re: Computation of earnings per share.

        27        Financial Data Schedule.