Form 10-Q
period 1995-09-30
THERMO ELECTRON CORP
filed 1995-11-08
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                     ---------------------------------------

                                    FORM 10-Q


   (mark one)

     [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarter Ended September 30, 1995.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                 Class               Outstanding at October 27, 1995
      -----------------------------  -------------------------------
      Common Stock, $1.00 par value              86,454,678
PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION


   PART I - Financial Information

   Item 1 - Financial Statements

   (a)Consolidated Balance Sheet - Assets as of September 30, 1995 and December 31, 1994 (In thousands) (Unaudited)

                                                September 30,   December 31,
                                                         1995           1994
                                                -------------   ------------

   Current Assets:
    Cash and cash equivalents                      $  441,552     $  383,005
    Short-term available-for-sale
     investments, at quoted market value
     (amortized cost of $550,969 and $617,837)        557,112        614,915
    Accounts receivable, less allowances
     of $25,827 and $21,664                           430,430        347,444
    Unbilled contract costs and fees                   79,505         59,906
    Inventories:
     Raw materials and supplies                       166,615        128,876
     Work in process                                   69,262         44,711
     Finished goods                                    72,194         59,795
    Prepaid income taxes                               60,638         57,824
    Prepaid expenses                                   20,010         15,148
                                                   ----------     ----------
                                                    1,897,318      1,711,624
                                                   ----------     ----------

   Property, Plant and Equipment, at Cost             942,011        811,325

    Less: Accumulated depreciation and
          amortization                                237,678        186,437
                                                   ----------     ----------
                                                      704,333        624,888
                                                   ----------     ----------
   Long-term Available-for-sale
    Investments, at Market Value
    (amortized cost of $69,034 and $65,218)            70,196         62,451
                                                   ----------     ----------
   Long-term Held-to-maturity Investments
    (quoted market value of $24,219)                   23,395              -
                                                   ----------     ----------
   Other Assets                                        92,694         85,338
                                                   ----------     ----------
   Cost in Excess of Net Assets of
    Acquired Companies                                719,189        577,634
                                                   ----------     ----------
                                                   $3,507,125     $3,061,935
                                                   ==========     ==========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        2PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION


   (a)Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of September 30, 1995 and December 31, 1994 (In thousands except share amounts) (Unaudited)

                                                 September 30,  December 31,
                                                          1995          1994
                                                 -------------  ------------
   Current Liabilities:
    Notes payable and current maturities of
     long-term obligations                         $   97,700     $   94,003
    Accounts payable                                  141,027        116,768
    Accrued payroll and employee benefits              90,550         79,849
    Accrued income taxes                               33,401         35,845
    Accrued installation and warranty costs            37,920         33,442
    Other accrued expenses                            227,154        200,985
                                                   ----------     ----------
                                                      627,752        560,892
                                                   ----------     ----------
   Deferred Income Taxes and Other Items              137,825        115,973
                                                   ----------     ----------
   Long-term Obligations:
    Senior convertible obligations                    497,336        620,000
    Subordinated convertible obligations (Note 6)     270,614        186,661
    Tax-exempt obligations                            129,346        130,985
    Nonrecourse tax-exempt obligations                 94,700         95,300
    Other                                              85,827         16,904
                                                   ----------     ----------
                                                    1,077,823      1,049,850
                                                   ----------     ----------
   Minority Interest                                  430,745        327,734
                                                   ----------     ----------
   Common Stock of Subsidiary Subject to
    Redemption ($18,450 redemption value)              17,435              -
                                                   ----------     ----------

   Shareholders' Investment (Note 5):
    Common stock, $1 par value, 175,000,000
     shares authorized; 86,481,725 and
     53,558,248 shares issued                          86,482         53,558
    Capital in excess of par value                    552,929        493,058
    Retained earnings                                 572,661        472,396
    Treasury stock at cost, 33,464 and
     38,318 shares                                     (1,265)        (1,631)
    Cumulative translation adjustment                   1,921         (3,557)
    Deferred compensation                              (1,852)        (2,657)
    Net unrealized gain (loss) on available-
     for-sale investments                               4,669         (3,681)
                                                   ----------     ----------
                                                    1,215,545      1,007,486
                                                   ----------     ----------
                                                   $3,507,125     $3,061,935
                                                   ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION


  (b)Consolidated Statement of Income for the three months ended
     September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)

                                                    Three Months Ended
                                                -------------------------
                                                September 30,  October 1,
                                                         1995        1994
                                                -------------  ----------
  Revenues:
   Product revenues                                  $466,649    $365,426
   Service revenues                                    55,586      35,774
   Research and development contract revenues          48,138      44,316
                                                     --------    --------
                                                      570,373     445,516
                                                     --------    --------
  Costs and Expenses:
   Cost of products                                   276,928     209,351
   Cost of services                                    37,565      25,979
   Expenses for research and development and
    new lines of business (a)                          67,491      60,185
   Selling, general and administrative expenses       119,992     102,676
   Restructuring and other nonrecurring costs          19,845         650
                                                     --------    --------
                                                      521,821     398,841
                                                     --------    --------
  Operating Income                                     48,552      46,675
  Gain on Issuance of Stock by Subsidiaries
   (Note 2)                                            43,059      12,561
  Other Expense, Net (Note 3)                          (4,323)     (6,001)
                                                     --------    --------
  Income Before Income Taxes and Minority Interest     87,288      53,235
  Provision for Income Taxes                           23,254      14,600
  Minority Interest Expense                            25,901      10,808
                                                     --------    --------
  Net Income                                         $ 38,133    $ 27,827
                                                     ========    ========
  Earnings per Share:
   Primary                                           $    .45    $    .35
                                                     ========    ========
   Fully diluted                                     $    .40    $    .31
                                                     ========    ========
  Weighted Average Shares:
   Primary                                             84,393      78,503
                                                     ========    ========
   Fully diluted                                      105,456     104,023
                                                     ========    ========
  (a) Includes costs of:
       Research and development contracts            $ 40,942    $ 39,072
       Internally funded research and development      25,696      20,042
       Other expenses for new lines of business           853       1,071
                                                     --------    --------

                                                     $ 67,491    $ 60,185
                                                     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION

   (b)Consolidated Statement of Income for the nine months ended September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)
                                                    Nine Months Ended
                                                --------------------------
                                                September 30,  October 1,
                                                         1995        1994
                                                -------------  ----------
   Revenues:
    Product revenues                               $1,278,312  $1,031,795
    Service revenues                                  153,892     101,459
    Research and development contract revenues        145,435     124,533
                                                   ----------  ----------
                                                    1,577,639   1,257,787
                                                   ----------  ----------
   Costs and Expenses:
    Cost of products                                  754,573     602,557
    Cost of services                                  104,812      73,758
    Expenses for research and development and
     new lines of business (a)                        199,283     171,203
    Selling, general and administrative expenses      345,530     280,489
    Restructuring and other nonrecurring costs         21,938         650
                                                   ----------  ----------
                                                    1,426,136   1,128,657
                                                   ----------  ----------

   Operating Income                                   151,503     129,130
   Gain on Issuance of Stock by Subsidiaries
    (Note 2)                                           65,632      21,284
   Other Expense, Net (Note 3)                         (7,701)       (402)
                                                   ----------  ----------
   Income Before Income Taxes and Minority Interest   209,434     150,012
   Provision for Income Taxes                          65,611      51,788
   Minority Interest Expense                           43,558      23,054
                                                   ----------  ----------
   Net Income                                      $  100,265  $   75,170
                                                   ==========  ==========
   Earnings per Share:
    Primary                                        $     1.21  $      .98
                                                   ==========  ==========
    Fully diluted                                  $     1.07  $      .87
                                                   ==========  ==========
   Weighted Average Shares:
    Primary                                            82,610      76,814
                                                   ==========  ==========
    Fully diluted                                     105,276      99,810
                                                   ==========  ==========
   (a) Includes costs of:
        Research and development contracts         $  125,203  $  110,602
        Internally funded research and development     71,538      57,731
        Other expenses for new lines of business        2,542       2,870
                                                   ----------  ----------

                                                   $  199,283  $  171,203
                                                   ==========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION


  (c) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited)

                                                     Nine Months Ended
                                                --------------------------
                                                September 30,   October 1,
                                                         1995         1994
                                                -------------   ----------
  Operating Activities:
    Net cash provided by operating activities       $ 102,929     $ 110,346
                                                    ---------     ---------
  Investing Activities:
   Acquisitions, net of cash acquired                (213,359)     (160,193)
   Purchases of available-for-sale investments       (351,906)     (642,968)
   Purchases of held-to-maturity investments          (22,300)            -
   Proceeds from sale and maturities of
    available-for-sale investments                    420,147       354,606
   Purchases of property, plant and equipment         (41,686)      (43,427)
   Proceeds from sale of property, plant and
    equipment                                           5,607        17,501
   Decrease in net restricted funds                         -        23,420
   Other                                              (13,278)       (7,159)
                                                    ---------     ---------
    Net cash provided by (used in) investing
     activities                                      (216,775)     (458,220)
                                                    ---------     ---------
  Financing Activities:
   Increase (decrease) in short-term notes payable     (4,478)        8,941
   Proceeds from issuance of long-term
     obligations (Note 6)                             130,988       370,339
   Repayment and repurchase of long-term
    obligations                                       (29,168)      (18,913)
   Proceeds from issuance of Company and
    subsidiary common stock (Note 2)                  145,844        46,288
   Purchases of subsidiary common stock               (75,351)      (76,503)
   Other                                                1,802        (3,902)
                                                    ---------     ---------
    Net cash provided by financing activities         169,637       326,250
                                                    ---------     ---------
  Exchange Rate Effect on Cash                          2,756         3,031
                                                    ---------     ---------
  Increase (Decrease) in Cash and Cash Equivalents     58,547       (18,593)
  Cash and Cash Equivalents at Beginning of Period    383,005       325,989
                                                    ---------     ---------
  Cash and Cash Equivalents at End of Period        $ 441,552     $ 307,396
                                                    =========     =========





                                        6PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION


  (c)Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited) (continued)


                                                      Nine Months Ended
                                                 -------------------------
                                                 September 30,  October 1,
                                                          1995        1994
                                                 -------------  ----------

  Supplemental Cash Flow Information:

   Provision for losses on accounts receivable       $   2,992    $   2,344

   Cash paid for:
    Interest                                         $  56,256    $  41,302
    Income taxes                                     $  43,394    $  18,609

   Noncash activities:
    Conversions of convertible obligations           $ 158,457    $  88,210
    Issuance of long-term debt in connection
     with acquisition                                $  22,300    $       -
    Acquisition of asset under capital lease         $  47,020    $       -


  The accompanying notes are an integral part of these consolidated financial statements.


















                                        7PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION

  (d) Notes to Consolidated Financial Statements - September 30, 1995

  1. General

     The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended September 30, 1995 and October
  1, 1994, (b) the financial position at September 30, 1995, and (c) the cash flows for the nine-month periods ended September 30, 1995 and October
  1, 1994. Interim results are not necessarily indicative of results for a full year.

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


  2. Transactions in Stock of Subsidiaries

     "Gain on issuance of stock by subsidiaries" in the accompanying statement of income for the three- and nine-month periods ended September 30, 1995, resulted primarily from the following:

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

        A private placement of 500,000 shares of Thermo Remediation Inc. common stock in May 1995 at $13.25 per share for net proceeds of $6.6 million resulted in a gain of $1.6 million that was recorded by the Company's Thermo Process Systems Inc. subsidiary.



                                        8PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION


  (d) Notes to Consolidated Financial Statements - September 30, 1995
      (continued)

  2. Transactions in Stock of Subsidiaries (continued)

        Private placements of 150,000 and 50,000 shares of ThermoLase Corporation common stock in June 1995 at $13.75 and $12.825 per share, respectively, and a public offering of 2,250,000 shares in July 1995 at $25.25 per share, for aggregate net proceeds of $55.3 million resulted in an aggregate gain of $34.7 million that was recorded by the Company's ThermoTrex Corporation subsidiary.

        An initial public offering of 1,725,000 shares of ThermoSpectra Corporation common stock in August 1995 at $14.00 per share for net proceeds of $21.9 million resulted in a gain of $9.3 million that was recorded by the Company's
        Thermo Instrument subsidiary.

        Conversion of $5.6 million of Thermo Voltek Corp. 3 3/4% subordinated convertible debentures convertible at $11.75 per share into 480,507 shares of Thermo Voltek common stock resulted in a gain of $2.3 million that was recorded by the Company's Thermedics Inc. subsidiary.


  3. Other Expense, Net

     The components of "Other expense, net" in the accompanying statement of income are:

                           Three Months Ended          Nine Months Ended
                        -------------------------  -------------------------

                        September 30,  October 1,  September 30,  October 1,
  (In thousands)                 1995        1994           1995        1994
  --------------------------------------------------------------------------

  Interest income            $ 16,066    $ 12,119       $ 45,657    $ 30,029
  Interest expense            (19,921)    (16,578)       (56,292)    (43,406)
  Equity in loss of
   unconsolidated
   subsidiaries                  (956)     (1,516)          (315)     (3,354)
  Gain on sale of land              -           -              -      11,934
  Other income (expense),
   net                            488         (26)         3,249       4,395
                             --------    --------       --------    --------

                             $ (4,323)   $ (6,001)      $ (7,701)   $   (402)
                             ========    ========       ========    ========


                                        9PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION


  (d) Notes to Consolidated Financial Statements - September 30, 1995
      (continued)


  4. Acquisition

     On March 15, 1995, the Company acquired Coleman Research Corporation (Coleman Research) in exchange for 4,002,224 shares of Company common stock, including 202,861 shares reserved for issuance upon exercise of stock options. Coleman Research provides systems integration, systems engineering, and analytical services to government customers in the fields of information technology, energy and the environment, software engineering, launch systems, advanced radar and imaging, and health care systems. The acquisition has been accounted for under the pooling-of-interests method. Accordingly, all historical financial information presented has been restated to include the acquisition of Coleman Research. Revenues and net income for the three- and nine-month periods ended October 1, 1994, as previously reported by the separate entities prior to the acquisition and as restated for the combined Company, are as follows:

                                   Three Months Ended   Nine Months Ended
  (In thousands)                    October 1, 1994      October 1, 1994
  -----------------------------------------------------------------------

  Revenues:
   Previously reported                 $  406,454           $1,151,896
   Coleman Research                        39,062              105,891
                                       ----------           ----------

                                       $  445,516           $1,257,787
                                       ==========           ==========
  Net Income:
   Previously reported                 $   27,744               74,435
   Coleman Research                            83                  735
                                       ----------           ----------

                                       $   27,827           $   75,170
                                       ==========           ==========


  5. Stock Split

     In March 1995, the Company declared a three-for-two stock split in the form of a 50% stock dividend that was distributed on May 24, 1995, to shareholders of record as of April 26, 1995. All weighted average share and per share amounts have been restated to reflect the stock split.




                                       10PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION


  (d) Notes to Consolidated Financial Statements - September 30, 1995
      (continued)

  6. Subsidiary Debenture Offerings

     In August 1995, Thermo Instrument's wholly owned ThermoQuest
  Corporation subsidiary issued and sold $96.3 million principal amount of 5% subordinated convertible debentures due 2000. Subsequent to the end of the quarter, Thermo Instrument's wholly owned Thermo Optek Corporation subsidiary issued and sold $96.3 million principal amount of 5% subordinated convertible debentures due 2000. The Company purchased $10.0 million of each of these debentures. The debentures are guaranteed on a subordinated basis by the Company.


  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  Third Quarter 1995 Compared With Third Quarter 1994
  ---------------------------------------------------

     Sales for the third quarter of 1995 were a record $570.4 million, an increase of $124.9 million, or 28%, over the third quarter of 1994. Segment income, excluding restructuring and other nonrecurring costs described below of $19.8 million in 1995 and $0.7 million in 1994, was $73.7 million, compared with $56.0 million in 1994. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense and income taxes.) Operating income, which includes restructuring and other nonrecurring costs, was $48.6 million, compared with $46.7 million in 1994. Financial results for 1994 have been restated to include Coleman Research, which was acquired in a pooling-of-interests transaction in March 1995 (Note 4).

     Sales from the Instruments segment were $193.9 million in 1995, an increase of $32.3 million, or 20%, over 1994. Sales increased $21.9 million due to Thermo Instrument's acquisitions, which included the Analytical Instruments Division of Baird Corporation in January 1995 and Gould Instruments Systems, Inc. in May 1995, and increased approximately $3.8 million due to the favorable effects of currency translation due to a weaker U.S. dollar in 1995. An increase in revenues at certain existing businesses at Thermo Instrument was offset in part by a decline in sales at Thermo Instrument's air monitoring instruments subsidiary, as most orders in response to Phases I and II of the Clean Air Act of 1990 have been completed. Segment income margin (segment income margin is segment income as a percentage of sales) was 13.3% in 1995, compared with 15.2% in 1994. Segment income margin declined due to lower margins at acquired businesses and reduced shipments at Thermo Instrument's air monitoring instruments subsidiary.


                                       11PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION


  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Third Quarter 1995 Compared With Third Quarter 1994 (continued)
  ---------------------------------------------------

     Sales from the Alternative-energy Systems segment were $89.2 million in 1995, an increase of $7.8 million, or 10%, over 1994. Within this segment, revenues from Thermo Ecotek Corporation, which consist of revenues from alternative-energy power plant operations, were $42.1 million in 1995, compared with $40.2 million in 1994. This increase results from higher contractual energy rates in 1995 at all of Thermo Ecotek's facilities, excluding the Hemphill facility in New Hampshire, offset in part by utility-imposed curtailment of power output at the Woodland and Mendota plants in California. Revenues from the Company's waste-recycling facility in southern California declined by $1.9 million due to a reduction in the amounts paid by the facility's customer. The Company wrote off its net investment in this facility during the third quarter of 1995, as described below. Sales at Peter Brotherhood Ltd. increased $4.0 million to $14.3 million as a result of increased demand for steam turbines and, to a lesser extent, increased demand for special purpose machinery over depressed 1994 levels. Sales from Thermo Power Corporation increased $4.3 million to $28.5 million, due to increased demand for refrigeration packages and, to a lesser extent, increased demand for marine engine-related products.

     Segment income from the Alternative-energy Systems segment, excluding restructuring and other nonrecurring costs of $11.5 million in 1995, was $19.4 million in 1995, compared with $15.0 million in 1994. Thermo Ecotek had segment income of $16.0 million in 1995, compared with $12.1 million in 1994. This improvement results from lower fuel costs at two of the California plants and higher contractual energy rates in 1995, offset in part by utility-imposed curtailment of power output at the Woodland and Mendota plants. Segment income at Thermo Power was $2.3 million in 1995, compared with $1.7 million in 1994. This improvement results from increased sales, lower warranty costs at Thermo Power's Nutemp, Inc. subsidiary and, to a lesser extent, a change in sales mix to higher-margin business. These increases at Thermo Power were offset in part by increased research and development costs associated with gas-fueled lighting products. Peter Brotherhood incurred a segment loss of $0.6 million in 1995, compared with breakeven in 1994, as a result of increased costs to complete jobs in process. In the third quarter of 1995, the Company recorded restructuring and other nonrecurring costs of $11.5 million for this segment. This amount represents the Company's net investment in a waste-recycling facility in southern California that processes waste for San Diego County (the County). The County had previously advised the Company that it was attempting to raise funds to purchase the facility and had entered into discussions with the Company regarding termination of its long-term service agreement with the Company. Termination of the service agreement would have required the County to pay the Company a termination fee and reimburse the Company for certain other items connected with the facility. To date, the County has been unable to raise the necessary funds on terms acceptable to the County.

                                       12PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION

 Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Third Quarter 1995 Compared With Third Quarter 1994 (continued)
  ---------------------------------------------------

  During the third quarter of 1995, the County paid the Company less than the amount due under the service agreement. In October 1995, the Company notified the County that the County was in default of the service agreement and that, pursuant to that agreement, the County had 45 days to cure the default. The County is also in default of certain terms of its agreement with the bank group which provided financing for the project. If the County does not cure these defaults, it could be declared in default under the financing agreements. Based upon County assertions, its financial obligation in a default situation would be limited to the funds it has available from the day-to-day operation of the County's solid waste-disposal system, which would be insufficient for the Company to recover any of its investment.

      Sales in the Process Equipment segment were $92.6 million in 1995, an increase of $46.3 million, or 100%, over 1994. Sales increased $33.8 million as a result of sales recorded under a $145 million contract for engineering, procurement, and construction services for an office wastepaper de-inking facility in Menominee, Michigan. The facility is expected to be completed by the end of 1996. Sales also increased $6.2 million at Thermo Fibertek Inc.'s North American accessories business and $3.5 million at its paper-recycling business in France, due to increased demand. Segment income margin, excluding restructuring and nonrecurring costs of $7.5 million in 1995, was 11.7% in 1995, compared with 10.7% in 1994. This improvement results from increased sales. During the third quarter of 1995, this segment recorded restructuring and other nonrecurring costs of $7.5 million to write off "Cost in excess of net assets of acquired companies," of which $5.0 million was recorded by Thermo Process Systems Inc. and $2.5 million was recorded by the Company's wholly owned Napco, Inc. subsidiary. Thermo Process has decided to focus its resources on growing the environmental infrastructure services part of its business and, therefore, no longer expects to reinvest in the thermal-processing equipment business to the extent necessary to recover this investment. Napco is appealing a jury verdict rendered against it for approximately $10.6 million in a contract dispute arising out of an allegedly defective waste-treatment system installed in 1984. This verdict exceeds Napco's financial ability to pay, and could force the sale of Napco's assets to partially satisfy this judgment. The Company believes that it will be unable to recover its investment in Napco. Napco's sales and income are not significant to the Company's consolidated results of operations.

     Sales in the Biomedical Products segment were $62.1 million in 1995, an increase of $16.3 million, or 36%, over 1994 due primarily to increased demand for a number of the Company's biomedical products and the inclusion of $6.8 million in sales from Bird Medical Technologies, Inc. and Bennett X-Ray Corporation, which were acquired in the third quarter of 1995. Sales of ThermoTrex Corporation's mammography and needle-biopsy systems increased 43% to $20.2 million; Thermo Cardiosystems Inc.'s implantable left

                                       13PAGE

                                                                    FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Third Quarter 1995 Compared With Third Quarter 1994 (continued)
  ---------------------------------------------------

  ventricular-assist systems (LVAS) increased 100% to $5.1 million; skin-care products from CBI Laboratories, Inc., a subsidiary of ThermoLase Corporation, increased 33% to $5.8 million; neuro-diagnostic monitoring equipment sold by the Company's wholly owned Nicolet Biomedical Inc. subsidiary increased 10% to $13.1 million; and sales of blood coagulation-monitoring products and skin-incision devices sold by the Company's wholly owned International Technidyne Corporation subsidiary increased 10% to $7.9 million. Segment income margin improved to 12.3% from 10.5% in 1994 as a result of increased sales and, to a lesser extent, price increases for Thermo Cardiosystems' air-driven LVAS.

     Sales in the Environmental Services segment were $55.6 million in 1995, an increase of $19.8 million, or 55%, over 1994. Within this segment, sales from Thermo Remediation Inc. were $14.5 million, compared with $12.6 million in 1994. Thermo Remediation's soil-remediation and fluids recycling services sales increased due to the inclusion of $2.5 million in sales from acquired businesses, offset in part by lower sales resulting from ongoing regulatory uncertainties at one site and competitive pricing pressures at several locations. Thermo Remediation's nuclear services sales increased due primarily to sales from a long-term environmental restoration contract for the U.S. Department of Energy's (DOE's) Hanford site (Hanford), offset in part by a decrease in radiochemistry laboratory work, reflecting a reduction in spending at the DOE. Sales of analytical laboratory and environmental consulting services increased $18.0 million, to $28.6 million, due to the inclusion of sales from acquired businesses. Sales of metallurgical services declined $1.1 million to $9.9 million, due to the effect of closing a small operation at the end of the second quarter in 1995. Segment income margin improved to 12.3% from 10.5% in 1994 due to increased sales and, to a lesser extent, the favorable impact of closing the small metallurgical services operation. This improvement was offset in part by lower margins from soil-remediation and fluids recycling services due to competitive pricing pressures, lower margins associated with sales from the Hanford contract, and decreased sales from radiochemistry laboratory work.

     Sales from the Advanced Technologies segment were $78.3 million in 1995, compared with $75.9 million in 1994. Within this segment, sales from Thermo Voltek Corp. increased $3.7 million to $9.4 million, due primarily to the introduction of a new product line and the inclusion of $1.4 million in sales from an acquired business. Sales at ThermoTrex Corporation and the Company's wholly owned Coleman Research Corporation and Thermo Technology Ventures subsidiaries increased $2.8 million due to increased contract funding. Sales from Ramsey Technology Inc., a wholly owned subsidiary of Thermedics Inc., increased by $2.6 million due to increased demand. Revenues at Thermedics Detection declined to $6.0 million in 1995 from $12.7 million in 1994. Sales of Thermedics Detection's process detection systems declined $4.2 million due to lower demand from its principal

                                   14PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Third Quarter 1995 Compared With Third Quarter 1994 (continued)
  ---------------------------------------------------

  customer, which has substantially completed its deployment of these systems, and sales of EGIS systems declined $3.3 million to $0.9 million, due primarily to the completion of an order from a major European customer. Segment income, excluding restructuring and other nonrecurring costs of $0.9 million in 1995 and $0.7 million in 1994, increased 9.1% to $3.1 million as a result of improved margins at Coleman Research and Ramsey Technology, due primarily to efforts to control costs. These improvements were offset in part by a decline in segment income from Thermedics Detection, primarily as a result of lower sales and, to a lesser extent, increased expenses incurred by ThermoLase, a majority-owned subsidiary of ThermoTrex, to develop and commercialize its laser-based hair removal process. Restructuring and other nonrecurring costs of $0.9 million were recorded by ThermoTrex in the third quarter of 1995, of which $0.6 million represented intangible assets of a small operation.

     The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries and the issuance of stock by subsidiaries upon conversion of convertible debentures, the Company recorded gains of $43.1 million in the third quarter of 1995 and $12.6 million in the third quarter of 1994 (Note 2). Minority interest expense increased to $25.9 million in 1995 from $10.8 million in 1994. Minority interest expense includes $18.5 million in 1995 and $5.0 million in 1994 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries. Although the Company expects to continue this strategy in the future, its goal is to continue increasing segment income over the next few years so that gains generated through the sale of stock by its subsidiaries will represent a decreasing portion of net income. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

  First Nine Months 1995 Compared With First Nine Months 1994
  -----------------------------------------------------------

     Sales for the first nine months of 1995 were $1,577.6 million, an increase of $319.9 million, or 25%, over the 1994 period. Segment income, excluding restructuring and other nonrecurring costs described below of $21.9 million in 1995 and $0.7 million in 1994, was $190.7 million, an increase of $42.4 million, or 29%, over 1994. Operating income, which includes restructuring and other nonrecurring costs, was $151.5 million, compared with $129.1 million in 1994.


                                       15PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  First Nine Months 1995 Compared With First Nine Months 1994 (continued)
  -----------------------------------------------------------

     Sales from the Instruments segment were $552.6 million in 1995, an increase of $80.7 million, or 17%, over 1994. Sales increased due primarily to acquisitions, which added $68.2 million of sales in 1995. Sales increased approximately $19.5 million due to the favorable effects of currency translation due to a weaker U.S. dollar in 1995. Increased sales at certain existing businesses were more than offset by a decline in revenues from Thermo Instrument's air monitoring instruments subsidiary due to reasons discussed in the results of operations for the third quarter. Orders booked by Thermo Instrument in the first nine months of 1995 exceeded its shipments by $16.0 million. Segment income margin declined to 14.2% in 1995 from 16.5% in 1994 due to lower margins at acquired businesses and reduced shipments at Thermo Instrument's air monitoring instruments subsidiary.

     Sales from the Alternative-energy Systems segment were $244.6 million in 1995, an increase of $30.4 million, or 14%, over 1994. Within this segment, sales from Thermo Ecotek were $107.1 million in 1995, compared with $102.1 million in 1994. This increase is due primarily to the Whitefield, New Hampshire, plant operating for the full 1995 period. During 1994, this plant did not operate for most of the first six months due to major damage to the turbine-generator. The plant returned to normal operations late in the second quarter of 1994. Sales also increased due to higher contractual energy rates in 1995, largely offset by utility-imposed curtailment of power output at the Woodland and Mendota plants. Sales of Peter Brotherhood steam turbines and special purpose machinery increased $12.8 million, to $40.0 million, due to increased demand over depressed 1994 levels. Sales from Thermo Power increased $11.4 million, to $80.9 million, as a result of increased demand for marine products, the acquisition of NuTemp in May 1994, which increased sales by $3.0 million over the 1994 period and, to a lesser extent, increased demand for cooling and cogeneration systems and refrigeration packages.

     Segment income from the Alternative-energy Systems segment, excluding restructuring and other nonrecurring costs of $11.5 million in 1995, was $33.9 million in 1995, compared with $25.9 million in 1994. Thermo Ecotek had segment income of $26.5 million in 1995, compared with $20.5 million in 1994. This improvement results from lower fuel costs at two of the California plants. Higher contractual energy rates in 1995 were substantially offset by utility-imposed curtailment of power output at the Woodland and Mendota plants. Segment income from the Company's Energy Systems division increased $2.0 million to $3.9 million in 1995 as a result of a waste-recycling facility that commenced operations in the first quarter of 1994. The Company's net investment in this facility was written off in the third quarter of 1995, as discussed in the results of operations


                                       16PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  First Nine Months 1995 Compared With First Nine Months 1994 (continued)
  -----------------------------------------------------------

  for the third quarter. Peter Brotherhood incurred a segment loss of $0.9 million in 1995, compared with a loss of $0.5 million in 1994, as a result of increased costs to complete jobs in process and competitive pricing pressures. Segment income margin at Thermo Power was about the same in both periods.

     Sales in the Process Equipment segment were $222.5 million in 1995, compared with $135.1 million in 1994. Sales from Thermo Fibertek increased $34.2 million to $149.6 million, due primarily to an increase of $19.9 million in sales of paper-recycling equipment, which includes $13.4 million of sales under a subcontract with Thermo Electron to supply equipment for the office wastepaper de-inking facility discussed in the results of operations for the third quarter, and due to increased demand at Thermo Fibertek's paper-recycling business in France. Sales at Thermo Fibertek also increased $11.6 million due to greater demand for its North American accessories products and increased $2.9 million due to the favorable effects of currency translation. In addition to sales recorded by Thermo Fibertek under the de-inking facility project, a wholly owned subsidiary of the Company recorded revenues from the project of $47.6 million in 1995. Sales of automated electroplating equipment from the Company's Napco subsidiary were $12.9 million, compared with a depressed level of $9.1 million in 1994. Segment income margin, excluding restructuring and other nonrecurring costs of $7.5 million in 1995, discussed in the results of operations for the third quarter, improved to 11.4% from 10.1% in 1994 as a result of increased sales.

     Sales in the Biomedical Products segment were $171.4 million in 1995, an increase of $41.2 million, or 32%, over 1994, due primarily to increased demand for a number of the Company's biomedical products. Sales of ThermoTrex's mammography and needle-biopsy systems increased 37% to $53.5 million; Thermo Cardiosystems' LVAS increased more than 100% to $15.0 million; skin-care products from CBI, a subsidiary of ThermoLase, increased 36% to $17.5 million; neuro-diagnostic monitoring equipment sold by the Company's wholly owned Nicolet Biomedical subsidiary increased 14% to $39.4 million; and sales of blood coagulation-monitoring products and skin-incision devices sold by the Company's wholly owned International Technidyne subsidiary increased 17% to $24.4 million. Segment income margin improved to 12.9% in 1995 from 8.7% in 1994 as a result of increased sales and, to a lesser extent, price increases for Thermo Cardiosystems' air-driven LVAS.

     Sales in the Environmental Services segment were $153.9 million in 1995, an increase of $52.4 million, or 52%, over 1994. Within this segment, sales from Thermo Remediation were $41.2 million, compared with $36.4 million in 1994. Thermo Remediation's soil-remediation and fluids recycling services sales increased due to the inclusion of sales from acquired businesses, offset in part by lower sales from existing sites, as discussed

                                       17PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  First Nine Months 1995 Compared With First Nine Months 1994 (continued)
  -----------------------------------------------------------

  in the results of operations for the third quarter. Thermo Remediation's nuclear services sales increased due primarily to sales from a long-term environmental restoration contract at the DOE's Hanford site, as discussed in the results of operations for the third quarter. Sales of analytical laboratory and environmental consulting services increased to $72.9 million in 1995 from $28.8 million, due to the inclusion of sales from acquired businesses. Sales of metallurgical services increased 4% to $33.4 million. Segment income margin, excluding restructuring and other nonrecurring costs of $2.0 million in 1995, improved to 11.0% from 10.4% in 1994, due primarily to higher sales, offset in part by higher legal expenses incurred within the environmental consulting services operations. The restructuring and nonrecurring costs included $1.5 million as a result of the decision to close a metallurgical services division located in Albuquerque, New Mexico. The costs primarily represent severance costs and the write-off of "Cost in excess of net assets of acquired companies" and "Leasehold improvements." The facility was closed by the end of June 1995. The remaining $0.5 million represents adjustments to previously established reserves.

     Sales from the Advanced Technologies segment were $236.5 million in 1995, compared with $208.5 million in 1994. Sales increased due primarily to the inclusion of sales from acquired businesses and an increase of $15.9 million in sales from Coleman Research due to increased contract funding. These increases were offset in part by a decline in sales from Thermedics Detection, as discussed in the results of operations for the third quarter. Segment income margin improved to 6.0% from 4.4% in 1994, due to increased sales and efforts to reduce costs. This improvement was offset in part by a decline in segment income margin from Thermedics Detection primarily as a result of lower sales, and increased expenses incurred by ThermoLase to develop and commercialize its hair removal process.

     The Company recorded gains as a result of the sale of stock by subsidiaries of $65.6 million in 1995 and $21.3 million in 1994 (Note 2). Minority interest expense increased to $43.6 million in 1995 from $23.1 million in 1994. Minority interest expense includes $21.6 million in 1995 and $5.1 million in 1994, related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.



                                       18PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Financial Condition

  Liquidity and Capital Resources
  -------------------------------

     Consolidated working capital was $1,269.6 million at September 30, 1995, compared with $1,150.7 million at December 31, 1994. Included in working capital were cash and available-for-sale investments of $998.7 million at September 30, 1995, compared with $997.9 million at December 31, 1994. In addition, at September 30, 1995, the Company had $70.2 million of long-term available-for-sale investments and $23.4 million of long-term held-to-maturity investments, compared with $62.5 million of long-term available-for-sale investments at December 31, 1994. During the first nine months of 1995, certain of the Company's majority-owned subsidiaries issued long-term obligations of $131.0 million. Proceeds from the issuance of Company and subsidiary common stock totaled $145.8 million in the first nine months of 1995.

     On March 1, 1995, the Company's Thermo Instrument subsidiary entered into an agreement with Fisons plc (Fisons) to acquire the Scientific Instruments Division of Fisons for approximately 202 million British pounds sterling. On April 13, 1995, Thermo Instrument announced that it had received a "second request" for information regarding the transaction from the U.S. Federal Trade Commission (FTC). The FTC and competition regulatory authorities in certain other countries have expressed concern that completion of the transaction in its original form would affect competition in markets for certain product lines to be acquired by Thermo Instrument, in particular the market for mass spectrometers. On November 1, 1995, Thermo Instrument and Fisons entered into an amendment to the agreement. Among other things, the amendment extends the termination date of the agreement to March 31, 1996, and establishes a framework for modifying the transaction to satisfy the concerns of the FTC and other competition regulatory authorities. In addition to receipt of required antitrust regulatory approvals, completion of the transaction is subject to consent of certain third parties and the satisfaction of other customary closing conditions.

     During the first nine months of 1995, the Company expended $213.4 million for acquisitions and $41.7 million for purchases of property, plant and equipment. Including the Fisons transaction discussed above, the Company has agreements or letters of intent to expend approximately $435 million on the acquisition of new businesses. These transactions are subject to various conditions to closing, and there can be no assurance that all of the transactions will be consummated. The Company has no other material commitments for purchases of property, plant and equipment and expects that, for 1995, such expenditures will approximate the 1994 level.



                                       19PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION


  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Liquidity and Capital Resources (continued)
  -------------------------------

     During the first nine months of 1995, the Company, excluding its majority-owned subsidiaries, expended $75.4 million to purchase common stock of certain of the Company's subsidiaries. The Company expects that these purchases will continue although the amount of repurchases in a given reporting period may vary significantly. In addition, the Company repaid and repurchased long-term obligations of $29.2 million during the first nine months of 1995.


  PART II - Other Information
  ---------------------------

  Item 6 - Exhibits
  -----------------

     See Exhibit Index on the page immediately preceding exhibits.






















                                       20PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of November 1995.

                                          THERMO ELECTRON CORPORATION



                                          Paul F. Kelleher
                                          ---------------------------
                                          Paul F. Kelleher
                                          Vice President, Finance and
                                          Administration



                                          John N. Hatsopoulos
                                          ---------------------------
                                          John N. Hatsopoulos
                                          Chief Financial Officer


























                                       21
PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION



                                 EXHIBIT INDEX


  Exhibit Number                    Document                       Page
  --------------                    --------                       ----

        2 Amendment No. 2 to Asset and Stock Purchase Agreement dated as of November 1, 1995 among Thermo Instrument, the Company, and Fisons plc (filed as Exhibit 2 to Thermo Instrument Systems Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-9786] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

       11         Statement re: Computation of earnings per share.

       27         Financial Data Schedule.