Form 10-Q/A
period 1995-09-30
THERMO ELECTRON CORP
filed 1995-12-19
CIK 97745

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
PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION
                           ---------------------------




  PART II - Other Information
  ---------------------------

  Item 6 - Exhibits
  -----------------

     The Exhibit Index is amended to read as attached hereto.


















































                                        2
PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION
                           ---------------------------



                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized as of the 19th day of December 1995.

                                          THERMO ELECTRON CORPORATION




                                          /s/ Paul F. Kelleher
                                          Paul F. Kelleher
                                          Vice President, Finance and
                                          Administration




                                          /s/ John N. Hatsopoulos
                                          John N. Hatsopoulos
                                          Chief Financial Officer


































                                        3
PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                           THERMO ELECTRON CORPORATION
                           ---------------------------



                                 EXHIBIT INDEX
                                 -------------


  Exhibit Number                    Document                       Page
  --------------                    --------                       ----

        2* Amendment No. 2 to Asset and Stock Purchase Agreement dated as of November 1, 1995 among Thermo Instrument, the Company, and Fisons plc (filed as Exhibit 2 to Thermo Instrument Systems Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-9786] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

       11         Statement re: Computation of earnings per share.


  _______________

  * Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 and filed separately with the Commission.