Form 10-K
period 1995-12-30
THERMO ELECTRON CORP
filed 1996-03-13
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ------------------
                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 30, 1995

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 26, 1996, was approximately $4,625,253,000.

   As of January 26, 1996, the Registrant had 87,927,556 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Annual Report to Shareholders for the year ended December 30, 1995, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1996, are incorporated by reference into Part III.
PAGE

                                     PART I


   Item 1.  Business

   (a)  General Development of Business

   Thermo Electron Corporation and its subsidiaries (the Company or the Registrant) develop, manufacture, and market environmental monitoring and analysis instruments; biomedical products including heart-assist devices, respiratory care equipment, and mammography systems; paper-recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. The Company also provides environmental, laboratory, and metallurgical services and conducts advanced-technology research and development. The Company performs its business through divisions and wholly owned subsidiaries, as well as majority-owned subsidiaries that are partially owned by the public or by private investors.

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

   The Company believes that maintaining an entrepreneurial atmosphere is essential to its continued growth and development. In order to preserve this atmosphere, the Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. The Company's wholly and majority-owned subsidiaries are provided with centralized corporate development, administrative, financial, and other services that would not be available to many independent companies of similar size. As of March 11, 1996, the Company had 16 subsidiaries that have sold minority equity interests, 12 of which are publicly traded and 4 of which are privately held. In addition, two subsidiaries have privately sold debentures that will be convertible into shares of common stock of these subsidiaries upon completion of their initial public offerings.

   The Company is a Delaware corporation and was incorporated in 1956. The Company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980. The principal executive office of the Company is 81 Wyman Street, Waltham, Massachusetts 02254-9046 (telephone:
   617-622-1000).
                                        2PAGE

   (b)  Financial Information About Industry Segments

   The Company's products and services are divided into six segments:
   Instruments, Alternative-energy Systems, Process Equipment, Biomedical Products, Environmental Services, and Advanced Technologies. Products or services within a particular segment are provided by more than one subsidiary, and certain subsidiaries' products or services are included in more than one segment. The principal products and services offered by the Company in the six industry segments are described in detail below (see "Principal Products and Services"). Financial information concerning the Company's industry segments is summarized in Note 15 to Consolidated Financial Statements in the Registrant's 1995* Annual Report to Shareholders and is incorporated herein by reference.

   (c)  Description of Business

        (i) Principal Products and Services

   Instruments

   The Company, through its Thermo Instrument Systems Inc. subsidiary, is a worldwide leader in the development, manufacture, and marketing of analytical, monitoring, process control, and imaging, inspection, and measurement instruments used to identify and analyze air pollution, radioactivity, complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids, as well as to control, monitor, image, inspect, and measure various industrial processes and life sciences phenomena.

   Thermo Instrument historically has expanded both through the acquisition of companies, product lines, and technologies and through internal development of new products and technologies. During the past several years Thermo Instrument has completed a number of complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. In 1995, Thermo Instrument's acquisitions included Gould Instrument Systems, Inc. and the Analytical Instrument Division of Analytical Technology, Inc.

   On March 1, 1995, Thermo Instrument entered into an agreement with Fisons plc (Fisons) to acquire the Scientific Instruments Division of Fisons for approximately 202 million British pounds sterling. On April 13, 1995, Thermo Instrument announced that it had received a "second request" for information regarding the transaction from the U.S. Federal Trade Commission (FTC). After extensive discussions with Fisons and the FTC, in January 1996, Thermo Instrument withdrew its original pre-merger notification filing under the Hart-Scott-Rodino Antitrust Improvements Act (the HSR Act), and submitted a new filing with respect to a modified form of the acquisition. On February 15, 1996, Thermo Instrument announced that the FTC had granted early termination of the waiting period under the HSR Act with respect to the modified acquisition and, on March 1, 1996, Thermo Instrument announced that it had received clearance from U.K. antitrust regulatory authorities. The form of the acquisition cleared by the FTC and the U.K. authorities excludes from the businesses to be acquired by Thermo Instrument substantially all of the mass spectrometer businesses of Fisons and a high-resolution mass spectrometer/inductively-coupled plasma product. These businesses accounted for slightly less than 20% of the 1995

   * References to 1995, 1994, and 1993 herein are for the fiscal years ended December 30, 1995, December 31, 1994, and January 1, 1994, respectively.
                                        3PAGE
   revenues of Fisons' Scientific Instruments Division. The new purchase price is expected to be slightly less than 150 million British pounds sterling and will be subject to a post-closing adjustment based on the net asset value of the acquired businesses as of the closing date. The modified acquisition is still subject to the consent of certain third parties and the satisfaction of other closing conditions.

   Thermo Instrument has adopted Thermo Electron's spinout strategy in an effort to more clearly focus its many analytical technologies on their more specific niche markets. To date, Thermo Instrument has completed an initial public offering of ThermoSpectra Corporation, has privately offered equity in Thermo BioAnalysis Corporation, and has privately sold convertible debentures in Thermo Optek Corporation and ThermoQuest Corporation.

   ThermoSpectra develops, manufactures, and markets precision imaging, inspection, and measurement instruments based on high-speed data acquisition and digital processing technologies to provide industrial and research customers with integrated systems that address their specific needs. ThermoSpectra's products include digital oscillographic recorders and data acquisition systems that continuously measure and monitor signals from various sensors; digital storage oscilloscopes (DSOs) capable of taking hundreds of millions of measurements per second of transient signals or short bursts of data; X-ray microanalyzers used as accessories to electron microscopes to provide elemental materials analysis as a supplement to the microscope's imaging capabilities; nondestructive X-ray inspection systems for process monitoring and quality control applications; and confocal laser scanning microscopes that use laser light to generate precise optical images primarily for life science applications.

   Thermo BioAnalysis develops, manufactures, and sells capillary electrophoresis, matrix-assisted laser desorption/ionization time-of-flight (MALDI-TOF) mass spectrometry, and health physics instrumentation. Capillary electrophoresis is a powerful separation technique based on a combination of chromatographic and electroanalytical technologies. MALDI-TOF mass spectrometers measure the weight of the components of a sample and identify inorganic chemical components and/or inorganic elements contained within the sample. Thermo BioAnalysis' health physics division manufactures and sells radiation detection and counting instrumentation and sophisticated radiation monitoring systems to the nuclear industry throughout the world. In February 1996, Thermo BioAnalysis acquired Dynatech Laboratories Worldwide from Dynatech Corporation, which designs, manufactures, and markets products used in the immunoassay segment of the bioinstrumentation market. Immunoassay is an analytical method widely used in pharmaceutical and biopharmaceutical research, as well as for clinical testing of patient samples.

   Thermo Optek is a leader in the development, manufacture, and marketing of products used for both elemental and molecular analysis. These products are based on several optical spectroscopy techniques, including Atomic Emission
   (AE), Atomic Absorption (AA), and Fourier transform infrared (FT-IR) and FT-Raman technologies.

                                        4PAGE

   Thermo Optek's AE and AA spectrometers identify and measure trace quantities of metals and other elements in a wide variety of materials, including environmental samples (such as soil, water, and wastes), foods, drugs, cosmetics, and alloys. Thermo Optek sells its products to a range of customers from manufacturing industries to service industries to government and university laboratories. Thermo Optek is a leading manufacturer of FT-IR and FT-Raman spectrometers, which nondestructively determine the chemical composition and physical properties of materials. These instruments are used in chemical research, industrial quality control, and process monitoring, and for solving a wide variety of materials-analysis problems.

   ThermoQuest is a leading manufacturer of commercial mass spectrometers and has pioneered many of the significant developments and applications of mass spectrometry. ThermoQuest's mass spectrometry products identify and measure the components of a sample for organic chemical compounds or for inorganic compounds. These instruments are used by customers in research and the production of pharmaceuticals; in environmental analysis and pollution control; in biochemistry; in analysis of foods, chemicals, and petrochemicals; and in health and forensic sciences. ThermoQuest also manufactures high performance liquid chromatographs, gas chromatographs, and related instruments and equipment used principally in the research and development and production monitoring of pharmaceuticals and chemicals, and for environmental monitoring. These instruments separate the chemical components of substances for purposes of identification and measurement.

   Thermo Instrument's wholly owned businesses manufacture monitoring instruments for two principal markets: the detection and measurement of nuclear radiation, and the monitoring of air pollutants including toxic and combustible gases.

   The Company's nuclear radiation monitoring instruments detect and measure alpha, beta, gamma, neutron, and X-ray radiation emitted by natural sources and by radioactive materials used in nuclear power plants and certain governmental, industrial, and medical facilities. The Company is a major supplier of instruments and systems that are manufactured to European standards for personnel protection and environmental monitoring. The Company also manufactures industrial gauging and process control instruments used principally by manufacturers of flat-sheet materials, including metals, plastics, rubber, paper, and fibers.

   The Company's air-monitoring instruments measure pollutants in ambient air and from stationary sources such as industrial smoke stacks. The principal pollutants measured are oxides of nitrogen, sulfur dioxide, carbon monoxide, ozone, and volatile organic compounds (VOCs). These instruments are used by utility and industrial customers to ensure compliance with environmental regulations, by government agencies to monitor air quality, and by research facilities. The Occupational Safety and Health Administration's safety requirements for protecting workers from toxic or explosive atmospheres in confined spaces are addressed with the Company's detectors, instruments, and systems for sensing, monitoring, and warning of such dangers.
                                        5PAGE

   In addition, the Company manufactures equipment that provides on-line, real-time analysis of elements in bulk raw materials, such as coal and cement.

   The Company manufactures and markets a number of process monitoring, analysis, and control systems including: analog and digital recorders for continuous process industries; process and laboratory analytical instruments and monitors to detect lethal gases for the oil, gas, and petrochemical industries; supervisory control and data acquisition software for process monitoring and operator interface in a variety of industrial processes; and turnkey, integrated systems to control networks of distant oil and gas wells.

   The Company also manufactures and markets process gauges and noncontacting and nonintrusive process control instrumentation to measure liquid levels, density, weight, and flows for a variety of industries. The Company's X-ray fluorescence instruments allow for the nondestructive analysis of inorganic elements. Applications include alloy identification, on-line process monitoring and quality control, characterization of toxic metals in soil, and thickness and/or composition of semiconductor thin films.

   The 1995 acquisition of ATI's Analytical Instrument Division added to the Company's product offerings in several analytical areas, notably in ultraviolet visual spectrometry and thermogravimetric analysis.

   Alternative-energy Systems

   The Company's Alternative-energy Systems segment includes the operation and, prior to 1994, the construction and sale of independent (nonutility) power plants. This segment also includes the manufacture, sale, and servicing of industrial refrigeration systems; natural gas and marine engines; packaged cooling and cogeneration systems; and steam turbines and compressors.

   Alternative-energy Power Plants

   Through its Thermo Ecotek Corporation subsidiary, the Company designs, develops, owns, and operates independent (nonutility) electric power generation facilities that use a range of environmentally responsible combustion technologies. Since 1987, the Company has owned and operated facilities fueled by agricultural and wood waste, including urban wood waste (referred to as "biomass"). The Company currently operates seven facilities representing total electric generating capacity of approximately 140 megawatts. The Company develops and operates its facilities through joint ventures or limited partnerships in which the Company has a majority interest or through wholly owned subsidiaries.

   Thermo Ecotek intends to pursue project development and acquisition opportunities both in the U.S. and internationally. Projects are expected to include power generation and "clean-fuels" production and processing facilities, and may include natural gas infrastructure facilities and investments in other environmental businesses in the future.
                                        6PAGE

   The facilities that are leased by the Company are owned by institutional investors and leased on a long-term basis to the Company or to joint ventures or partnerships in which the Company has ownership interests. The Company uses internal funds for preconstruction development expenses and generally obtains external financing for construction. The Company has equity ownership interests in three operating plants. The Company may make additional significant equity investments in future projects. The process of locating, developing, financing, and constructing power plants is highly complex, lengthy, and expensive and only a small percentage of the power projects that the Company evaluates or pursues results in operating projects.

   In August 1995, Thermo Ecotek, through two wholly owned subsidiaries, entered into a Limited Partnership Agreement with KFX Wyoming, Inc., a subsidiary of KFX Inc. (KFX), to develop, construct, and operate a subbituminous coal-beneficiation plant to be located near Gillette, Wyoming. The plant, which is expected to begin commercial operation in late 1996, will employ certain patented clean coal technology.

   Thermo Ecotek also entered into an agreement with KFX under which Thermo Ecotek acquired 3,000,000 shares of KFX common stock, or approximately 14% of the outstanding stock of KFX, for $2.00 per share, and obtained the rights to purchase up to 51% of KFX common stock at certain times through 2000.

   In July 1995, Thermo Ecotek entered into an agreement to invest $15 million in a 185 megawatt combined cycle, steam-turbine electric generation facility located in Puerto Plata, Dominican Republic, owned by Smith/Enron Cogeneration Limited Partnership (SECLP), contingent upon the satisfaction by the facility of certain performance tests. In other international projects, Thermo Ecotek has two plants under development in India, and has begun development efforts in the Czech Republic, to provide environmentally friendly power generation.

   Waste-recycling Facility

   In early 1994, the Company completed construction and commenced operation of a 2,100-ton-per-day municipal solid waste-recycling facility (the Recycling Facility) in San Diego County, California (the County). The construction of the Recycling Facility was financed by the issuance of $133.7 million principal amount of bonds by the California Pollution Control Financing Authority (the CPCFA Bonds). The County is a party to these financing arrangements and is responsible for payment of the facility debt in the event of County defaults. The obligations are nonrecourse to the Company for events of County default.

   The Company entered into a 24-year agreement with the County under which the Company, for a service fee, was committed to recycle materials recovered from the County's waste stream to reduce the volume of remaining waste. During 1995, the County ceased delivering waste to the facility and defaulted on certain payment obligations to the Company. The County was also not in compliance with certain covenants of its agreements with the bank group that provided the facility financing. As a result of the preceding events, the Company wrote off its net investment in the facility during 1995. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 hereof.)
                                        7PAGE

   Other

   The Company, through its Thermo Power Corporation subsidiary, develops, manufactures, markets, and services environmentally sound and economically efficient industrial refrigeration equipment, natural gas-fueled and low-emission natural gas engines for vehicular and stationary applications, lift-truck engines, marine engines, and commercial cooling and cogeneration units.

   Through its industrial refrigeration business, the Company provides environmentally sound solutions to the refrigeration needs of the food-processing, petrochemical, and pharmaceutical industries. More than 80% of the Company's refrigeration products operate on ammonia, a nonozone-depleting alternative to the chlorofluorocarbon refrigerants gradually being phased out by government regulations. The 1994 acquisition of NuTemp, Inc., which rents and sells new and remanufactured commercial cooling and industrial refrigeration equipment, broadens the product lines and services the Company offers.

   Many of Thermo Power's products are powered by its low-emission dedicated natural gas-fueled TecoDrive(R) engines. Thermo Power has supplied major fleet operators such as United Parcel Service and the U.S. Postal Service with TecoDrive engines to power some of their alternative-fuel vehicles. Thermo Power also manufactures natural gas engines for stationary applications, including compressor drives. Other products that operate with TecoDrive engines include cooling and cogeneration systems and gas engine-driven refrigeration systems. The Company also manufactures gasoline and LPG (liquefied petroleum gas) engines for lift trucks and gasoline engines for marine applications, primarily "cruiser" class boats ranging in size from 25 to 45 feet.

   In addition, the Company conducts sponsored research and development on advanced systems for clean combustion, including a low-cost system for converting a diesel-fueled engine to operate solely on natural gas without major modifications to the engine.

   Through its ThermoLyte Corporation subsidiary, formed in March 1995, Thermo Power is developing a line of propane-powered lighting products, including flashlights, area lights or lanterns, and hazard lights. These products will be based on proprietary technology for a rigid mantle, the "bulb" in gas lighting products.

   The Company's Alternative-energy Systems segment also includes its Peter Brotherhood Ltd. subsidiary, a U.K.-based manufacturer of steam turbines and compressors.

   Process Equipment

   The Company designs, manufactures, and sells advanced, custom-engineered processing machinery, including paper-recycling and papermaking equipment, metallurgical thermal-processing systems, and electroplating systems.
                                        8PAGE

   Paper-recycling and Papermaking Equipment

   Through its Thermo Fibertek Inc. subsidiary, the Company designs and manufactures processing machinery and accessories for the paper-recycling and papermaking industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper, and accessory equipment and related consumables important to the efficient operation of papermaking machines. The Company has developed technologically advanced equipment for the preparation of white recycled fiber (e.g. printing and office paper, newsprint, and tissue). The Company sells in countries outside the Pacific Rim technologically advanced equipment for the preparation of brown recycled fiber (e.g. corrugated boxes and paper bags) pursuant to a license from Aikawa Iron Works Co., Ltd., a leading Japanese manufacturer of this equipment.

   Thermo Fibertek also designs and manufactures accessories used in the papermaking industry, including doctor blades and showers that perform on-line continuous cleaning of the fabrics and rolls used in the papermaking process. This cleaning process is important to papermakers because it reduces machine breakdowns, extends the life of consumable paper machine fabrics, and improves paper quality. Thermo Fibertek also manufactures forming tables, vacuum systems, and water-management systems.

   In December 1994, a wholly owned subsidiary of the Company entered into a $145 million contract for engineering, procurement, and construction services for an office wastepaper de-inking facility located in Menominee, Michigan. Completion of construction is expected in 1996. Thermo Fibertek is supplying approximately $16 million of equipment and services under the contract over a two-year period.

   Metallurgical Thermal-processing Systems

   The Company, through a division of its Thermo TerraTech Inc. subsidiary (formerly Thermo Process Systems Inc.), designs, manufactures, and sells computer-controlled, custom-engineered thermal-processing systems used to treat primary metals and metal parts.

   The Company also manufactures electroplating systems, heavy metal and waste-treatment systems, and aqueous cleaning systems that offer an alternative to the use of ozone-damaging solvents in a variety of production processes.

   Biomedical Products

   The Company's Biomedical Products segment comprises a number of different businesses. The Company made several acquisitions in 1995, including Bird Medical Technologies, Inc. and Bennett X-Ray Corporation.

   Thermo Cardiosystems Inc., a majority-owned subsidiary of Thermedics Inc., has developed two versions of an implantable left ventricular-assist system
   (LVAS): a pneumatic system that can be controlled by either a bedside console or portable unit, and an electric system that features an internal electric motor powered by an external battery-pack worn by the patient.
                                        9PAGE

   These devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Unlike a total artificial heart system, an LVAS allows the natural heart to remain in place to assist the heart when it is unable to provide sufficient cardiac function to maintain life. In October 1994, the U.S. Food and Drug Administration (FDA) granted approval for commercial sale of the pneumatic LVAS. With this approval, the pneumatic system is available for sale to cardiac centers throughout the United States. In April 1994, the Company received the European Conformity Mark (CE Mark) for the commercial sale of the pneumatic LVAS in all European Community countries. The electric version of the LVAS, which received the CE Mark in August 1995, is currently being used in clinical trials in the U.S. for patients awaiting heart transplants and may not be sold commercially in this country until it has received approval from the FDA. In December 1995, the FDA approved the protocol for conducting clinical trials using Thermo Cardiosystems' electric LVAS as an alternative to transplant. It is implanted both as a bridge to transplant and as an alternative to heart transplants in Europe.

   The Company's wholly owned International Technidyne Corporation subsidiary is a leading manufacturer of hemostasis management products, including blood coagulation-monitoring instruments. International Technidyne also manufactures and markets skin-incision devices that can draw minute but medically significant blood samples through precisely controlled incisions.

   Nicolet Biomedical Inc., another wholly owned subsidiary of the Company, is a leading manufacturer of biomedical instruments for assessing muscle, nerve, sleep, hearing, and brain blood-flow disorders and for related work in clinical neurophysiology. These instruments are used in hospitals, clinics, universities, private practice medical offices, and medical research facilities by physicians and technologists for routine clinical testing and intra-operative monitoring. Nicolet Biomedical also manufactures systems that record and display spontaneous brain waves in the form of a topographic colored "map." Such maps of brain activity are used in conjunction with other measurements to assist in the diagnosis of various neurologic disorders.

   Trex Medical Corporation, a majority owned subsidiary of ThermoTrex Corporation, is a leading manufacturer of low-dose X-ray mammography equipment and minimally invasive needle-biopsy systems. In 1992, the Company introduced a digital imaging mammography system designed to target only a specific area of the breast where a suspicious lesion has been detected, creating a digital image of the lesion on a video monitor within seconds of taking an X-ray. The advantage of digital imaging is that the radiologist can manipulate and enhance the image quality to scrutinize subtle differences that may go undetected on a film-based X-ray. The Company is developing a digital imaging system capable of imaging the whole breast rather than just a specific area. The FDA is currently evaluating whether this type of screening system will require a premarket approval application or a 510(k) application. The Company does not expect to submit data to the FDA seeking market clearance for its full-breast digital imaging system before the end of 1996.
                                       10PAGE

   Trex Medical's needle-biopsy systems provide a less-invasive alternative to conventional surgical biopsies. Compared with open surgery, these needle techniques are less traumatic to the patient, result in less scarring, which can affect the accuracy of future mammograms, and are performed on an outpatient basis at significantly lower cost.

   Acquired in September 1995, Bennett X-Ray Corporation, a subsidiary of Trex Medical, is a leading manufacturer of general-purpose and specialty radiographic systems, including mammography systems. Bennett manufactures office-based radiographic systems, which are cost-effective units generally used in doctors' offices and surgi-care centers. In 1993, Bennett broadened its focus by offering the more sophisticated, more expensive systems typically used in hospitals. Bennett entered the hospital market with systems based on its patented high-frequency generator, which permits shorter exposure times that result in lower radiation doses and greater image contrast and resolution.

   ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex, manufactures skin-care, bath, and body products sold through salons, spas, and stores, including the lotion that is an integral part of the laser-based SoftLight(SM) system that has been developed for the removal of unwanted hair.

   Bird Medical Technologies, Inc. was acquired by Thermo Electron in August 1995. Bird Medical Technologies develops, manufactures, and sells respiratory care equipment and accessories and infection-control products to hospitals, subacute care facilities, outpatient surgical centers, doctors, dentists, the military, as well as other manufacturers.

   Environmental Services

   Through its Thermo TerraTech subsidiary, the Company provides comprehensive laboratory-based environmental testing and analysis, as well as design and construction inspection of water supply and wastewater treatment facilities, natural resource management consultation, surveying and site planning, transportation engineering services, solid waste management services, and building services.

   In February 1995, Thermo TerraTech acquired Elson T. Killam Associates Inc., which provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management.

   In May 1995, Thermo TerraTech acquired substantially all of the assets of Lancaster Laboratories, Inc. and its affiliate Clewmark Holdings (collectively Lancaster Laboratories). Lancaster Laboratories, based in Lancaster, Pennsylvania, is a provider of high-quality analytical services to the environmental, food, and pharmaceutical industries.

   Thermo Remediation Inc., a majority-owned subsidiary of Thermo TerraTech, provides soil-remediation services from a network of regional centers. These soil-remediation centers thermally treat soils to remove and destroy hydrocarbon contamination caused by leaking storage tanks, spills accumulated at manufactured-gas plants and refineries, and from other sources. Thermo Remediation also operates a waste fluids-recycling facility
                                       11PAGE
   through a fluids-recovery company based in Arizona, and offers services in nuclear remediation and health safety at radioactivity contaminated sites. Through Thermo Remediation's December 1995 acquisition of Remediation Technologies, Inc., the Company also offers a broad array of remedial solutions, including bioremediation and the application of risk-based corrective actions such as brownfield development. A majority-owned subsidiary of Thermo TerraTech, Thermo EuroTech N.V. (formerly J. Amerika N.V.), provides waste-oil recycling, underground tank removal, and other environmental services from its Netherlands-based operation.

   In addition, metallurgical heat-treating services are provided for customers in the automotive, aerospace, defense, and other industries. The Company also provides metallurgical fabrication services, principally on high-temperature materials, for customers in the aerospace, medical, electronics, and nuclear industries.

   Advanced Technologies

   The Company's ThermoTrex subsidiary conducts sponsored research and development and is also attempting to commercialize new products based on advanced technologies it has developed in its laboratories. Sponsored research and development conducted by ThermoTrex, principally for the U.S. government, includes basic and applied research in electro-optic and electro-acoustic systems, signal processing, materials technology, and lasers.

   ThermoTrex is currently developing a passive microwave camera intended to "see" through clouds and fog to enhance safety in aerial navigation, the Sonic CT(TM) (computed tomography) system for the early detection of breast cancer, and a blood-flow measurement system, called the Doppler CT, for the diagnosis and monitoring of peripheral vascular disease. Because ThermoTrex's products are at different stages of development and subject to different levels of regulatory approval, no assurance can be given that the necessary approvals for any of the projects will be obtained on a timely basis, or at all, or that any of them will eventually result in commercially viable products.

   In April 1995, ThermoLase received clearance from the FDA to commercially market its laser-based hair-removal system, SoftLight. The SoftLight system uses a low-energy dermatology laser, in combination with a laser-absorbing lotion, to remove hair. On October 30, 1995, ThermoLase opened its first pilot retail center, Spa Thira, in La Jolla, California. Currently, this is the only location where the SoftLight process is available. ThermoLase has signed leases for Spa Thira locations in Dallas and Beverly Hills, and plans to begin opening additional centers in the second half of calendar 1996. In January 1996, ThermoLase formed a joint venture to market the SoftLight process in Japan.

   Through Thermedics' Thermo Sentron Inc. (formerly Ramsey Technology, Inc.) subsidiary, the Company manufactures high-speed precision weighing and inspection equipment for industrial production and packaging lines serving two principal markets: packaged goods and bulk materials. The packaged goods market includes a wide range of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for
                                       12PAGE
   process control and quality assurance and are sold primarily to customers in the food processing and pharmaceutical industries. The bulk materials product line includes conveyor belt scales, solids level measurement and conveyor monitoring devices, and sampling systems, all sold primarily to customers in the mining and material processing industries, as well as electric utilities, chemical, and other manufacturing companies.

   Through the Orion laboratory products division of Analytical Technology, Inc., acquired by Thermedics in December 1995, the Company manufactures electrochemistry, microweighing, process, and other instruments used to analyze the chemical composition of foods, beverages, and pharmaceuticals and detect contaminants in environmental and high-purity water samples.

   Based on technology that has been used to develop instruments sold by the Company for the detection of nitrogen-based compounds, the Company developed the EGIS(R) system for screening people, baggage, and electronic equipment, such as personal computers, for the presence of a wide range of explosives, including the plastic explosives that have proven difficult to detect using conventional methods. In 1992, the Company introduced a high-speed product quality assurance system based on its vapor-detection technology for use in bottling lines in the carbonated beverage industry (the Alexus(R) system). The Alexus system is currently being used to ensure product quality in more than 200 bottling lines worldwide. In 1994, the Company introduced a new system to the bottled water industry, and it continues to develop new technologies for product quality applications in response to consumer demand for product quality and regulatory influences.

   Thermo Voltek Corp., a majority-owned subsidiary of Thermedics, designs, develops, and manufactures electronic test instruments that test electronic and electrical systems and components for electromagnetic compatibility
   (EMC), offers EMC-consulting and systems-integration services, acts as a distributor of a broad range of EMC-testing products, and manufactures power-conversion systems for use in telecommunications equipment. Thermo Voltek also designs, manufactures, and markets high-voltage power conversion systems, modulators, fast-response protection systems, and related high-voltage equipment for industrial, medical, and environmental processes, and defense and scientific research applications.

   The Company's wholly owned Coleman Research Corporation subsidiary, acquired in March 1995, provides systems integration, systems engineering, and analytical services to government and commercial customers in fields of information technology, energy and the environment, software engineering, launch systems, advanced radar imaging, and health systems.

   Publicly and Privately Held Subsidiaries

   In 1983, the Company adopted a strategy of having certain subsidiaries sell a minority interest in a public or private offering to outside investors. An important goal of this strategy is to provide the entrepreneurial atmosphere and focused performance incentives of a separate business. As of March 11, 1996, the Company had 16 subsidiaries that have sold minority equity interests, 12 of which are publicly traded and 4 of which are privately held. In addition, two subsidiaries have privately sold debentures that will be convertible into shares of common stock of these subsidiaries upon the completion of their initial public offerings.
                                       13PAGE

   Thermedics Inc. develops, manufactures, and markets product quality assurance systems, precision weighing and inspection equipment, explosives-detection devices, microweighing and electrochemistry instruments, as well as biomaterials and other biomedical products. Thermedics' products are included in the Company's Biomedical Products and Advanced Technologies segments.

        Thermo Cardiosystems Inc., a majority-owned subsidiary of Thermedics, develops, manufactures, markets, and sells implantable left ventricular-assist systems designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Thermo Cardiosystems' products are included in the Company's Biomedical Products segment.

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

   Thermo Instrument Systems Inc. develops, manufactures, and markets analytical, monitoring, and process control instruments used to detect and measure air pollution, nuclear radioactivity, complex chemical compounds, toxic metals, and other elements in a wide range of materials as well as to control and monitor various industrial processes. Thermo Instrument's products represent the Company's Instruments segment.

        ThermoSpectra Corporation, a majority-owned subsidiary of Thermo Instrument, develops, manufactures, and markets precision imaging, inspection, and measurement instruments based on high-speed data acquisition and digital processing technologies.

        Thermo BioAnalysis Corporation, a majority-owned, privately held subsidiary of Thermo Instrument, develops, manufactures, and sells instrumentation for the analytical biochemistry, biopharmaceutical, and health physics instrumentation markets. It comprises four operations that specialize in capillary electrophoresis; matrix-assisted laser desorption/ionization time-of-flight mass spectrometry; health physics instrumentation; and immunoassays, which are analytical methods widely used in pharmaceutical and biopharmaceutical research, as well as for clinical testing of patient samples.

        Thermo Optek Corporation, a wholly owned, privately held subsidiary of Thermo Instrument, is a worldwide leader in the development, manufacture, and marketing of optical and energy-based analytical instruments. These instruments are used in the quantitative and qualitative chemical analysis of elements and molecular compounds in a wide variety of solids, liquids, and gases.
                                       14PAGE

        ThermoQuest Corporation, a wholly owned, privately held subsidiary of Thermo Instrument, develops, manufactures, and sells mass spectrometers, liquid chromatographs, and gas chromatographs for the environmental, pharmaceutical, and industrial marketplaces. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultra-trace levels of detection.

   Thermo TerraTech Inc. provides environmental services and infrastructure planning and design encompassing a range of specializations within consulting and design, soil and water remediation, and laboratory testing. Thermo TerraTech also provides metal-treating services. Thermo TerraTech's products and services are included in the Company's Environmental Services and Process Equipment segments.

        Thermo Remediation Inc., a majority-owned subsidiary of Thermo TerraTech, is a leading provider, to clients nationwide, of services for the recycling of petroleum-contaminated soils and fluids as well as manufactured-gas plant and refinery wastes. Thermo Remediation is also a major supplier of nuclear remediation and safety services at radioactively contaminated sites, and is a leader in the application of bioremediation technology. Thermo Remediation's services are included in the Company's Environmental Services segment.

        Thermo EuroTech N.V., a majority-owned, privately held subsidiary of Thermo TerraTech, provides environmental services in the Netherlands, including recycling waste oils, testing, removal, and installation of underground storage tanks, and groundwater cleanup. Thermo EuroTech's services are included in the Company's Environmental Services segment.

   Thermo Power Corporation manufactures, markets, and services industrial refrigeration equipment; natural gas engines for vehicular and stationary applications; natural gas-fueled cooling and cogeneration systems; lift-truck engines; and marine engines. Thermo Power also conducts sponsored research and development on advanced systems for clean combustion and other high-efficiency gas-fueled devices. Thermo Power's products are included in the Company's Alternative-energy Systems segment.

        ThermoLyte Corporation, a majority-owned, privately held subsidiary of Thermo Power, was formed in March 1995 to develop and commercialize a line of propane-powered lighting products, including flashlights, area lights or lanterns, and hazard lights.

   ThermoTrex Corporation manufactures and markets mammography and needle-biopsy systems for the early detection of breast cancer, and develops advanced technologies that it is incorporating into commercial products for the medical imaging, personal-care, and avionics industries. ThermoTrex's products are included in the Company's Advanced Technologies and Biomedical Products segments.

                                       15PAGE

        ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex, has developed a laser-based system for the removal of unwanted hair, and manufactures skin-care and other personal-care products sold through salons, spas, and stores. ThermoLase's hair-removal system, called SoftLight, is included in the Company's Advanced Technologies segment, and its skin-care products are included in the Company's Biomedical Products segment.

        Trex Medical Corporation, a majority-owned privately held subsidiary of ThermoTrex, designs, manufactures, and markets mammography equipment and minimally invasive stereotactic needle biopsy systems used for the detection of breast cancer, as well as office-based general radiography equipment. Trex Medical's products are included in the Company's Biomedical Products segment.

   Thermo Fibertek Inc. develops, manufactures, and markets a range of equipment and accessory products for the domestic and international paper industry, including de-inking and stock-preparation equipment, and water-management systems for paper recycling. Thermo Fibertek's products are included in the Company's Process Equipment segment.

   Thermo Ecotek Corporation develops and operates independent (nonutility) power plants that use clean combustion technology and alternative-energy sources, such as agricultural waste. The Company is also now involved in engineered clean fuels, as well as a range of other environmentally sound technologies. Thermo Ecotek's operations are included in the Company's Alternative-energy Systems segment.

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

   Except as described above, in the opinion of management, the Company has a readily available supply of raw materials for all of its significant products from various sources and does not anticipate any difficulties in obtaining the raw materials essential to its business.
                                       16PAGE

        (iv) Patents, Licenses, and Trademarks

   The Company considers patents to be important in the present operation of its business. Except for ThermoLase's patents for its laser-based hair-removal system, the Company does not consider any patent, or related group of patents, to be of such importance that its expiration or termination would materially affect the Company's business taken as a whole. The Company seeks patent protection for inventions and developments made by its personnel and incorporated into its products or otherwise falling within its fields of interest. Patent rights resulting from work sponsored by outside parties do not always accrue exclusively to the Company and may be limited by agreements or contracts.

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

        (vii) Dependency on a Single Customer

   No single customer accounted for more than 10% of the Company's total revenues in any of the past three years. The Advanced Technologies segment derived approximately 27%, 13%, and 23% of its revenues in 1995, 1994, and 1993, respectively, from contracts with various agencies of the U.S. government and approximately 23% of its revenues in 1994 from one customer for a process-detection instrument. In connection with the development of power plants, the Company typically enters into long-term power supply contracts with a single customer for the sale of power generated by each plant. The Alternative-energy Systems segment derived 16% of its revenues in 1995 and 1994 and 9% of its revenues in 1993, from Pacific Gas & Electric and 15%, 19%, and 18% of its revenues in 1995, 1994, and 1993, respectively, from Southern California Edison.



                                       17PAGE

        (viii) Backlog

   The Company's backlog of firm orders at year-end 1995 and 1994 was as follows:

   (In thousands)                                           1995        1994
   -------------------------------------------------------------------------

   Instruments                                          $188,700    $139,600
   Alternative-energy Systems                            112,900     109,100
   Process Equipment                                     114,800     199,000
   Biomedical Products                                    77,100      37,300
   Environmental Services                                 76,500      46,700
   Advanced Technologies                                 117,200     206,500
                                                        --------    --------
                                                        $687,200    $738,200
                                                        ========    ========

   The Alternative-energy Systems segment backlog for 1994 has been restated to exclude the backlog of the Recycling Facility (see "Alternative-energy Systems" under section (c), "Description of Business").

   Backlog includes the uncompleted portion of research and development contracts and the uncompleted portion of certain equipment contracts that are accounted for using the percentage-of-completion method. The Company believes approximately 95% of the 1995 backlog will be filled during fiscal 1996.

        (ix) Government Contracts

   Approximately 9% of the Company's total revenues in 1995 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

        (x) Competition

   The Company is engaged in many highly competitive industries. The nature of the competition in each of the Company's markets is described below:

   Instruments

   The Company is among the principal manufacturers of analytical instrumenta-tion. Within the markets for the Company's analytical instrument products, the Company competes with several large corporations with broad product offerings, as well as numerous smaller companies that address only particular segments of the industry or specific geographic areas. The Company's instruments business generally competes on the basis of technical advances that result in new products and improved price-performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price.
                                      18PAGE

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

   The Company's sale of industrial refrigeration systems is subject to intense competition. The industrial refrigeration market is mature, highly fragmented, and extremely dependent on close customer contacts. Major industrial refrigeration companies, of which the Company is one, account for approximately one-half of worldwide sales, with the balance generated by many smaller companies. The Company competes principally on the basis of its advanced control systems and overall quality, reliability, service, and price. The Company believes it is a leader in remanufactured refrigeration equipment. Its rental services business has one large competitor that supplies rental equipment. The Company competes in this market based on price, delivery time, and customized equipment.

   The Company's sale of packaged cogeneration systems is subject to intense competition, both direct and indirect. Direct competitors consist of companies that sell cogeneration products resembling those sold by the Company as well as electric utilities' pricing programs. Indirect competitors include manufacturers of conventional heating and cooling systems.

   As the alternative-fuel engine market becomes fully developed, the Company anticipates that competition, specifically in the market for natural gas engines for vehicles, will be intense, and potential competitors may include major automotive and natural gas companies and other companies that have substantially greater financial resources than those of the Company.

   The Company has experienced intense competition in the marine engine business in recent years as some of its former customers have been acquired by competitors following the vertical integration of the boating industry. Competition is primarily on the basis of quality, reliability, and service.

   Process Equipment

   The Company faces significant competition in the markets for paper-recycling and water handling equipment and papermachine accessories, and competes in these markets primarily on the basis of quality, service, technical expertise, and product innovation. The Company is a leading supplier of accessory equipment for papermaking machines, and competes in this market primarily on the basis of service, technical expertise, and performance.
                                       19PAGE

   The market for thermal-processing systems is subject to intense competition worldwide. The Company is aware of at least eight companies that market a number of products comparable to the Company's, but competition for particular projects is typically limited to fewer companies. The Company competes on the basis of several factors, including technical performance, product quality and reliability, timely delivery, and often price.

   Biomedical Products

   Competition in the markets for most of the Company's biomedical products, including those manufactured by Thermo Cardiosystems, ThermoTrex, Nicolet Biomedical, ITC, and Bird Medical Technologies, is based to a large extent upon technical performance.

   The Company is aware of one other company that has submitted a PMA application with the FDA for an implantable LVAS. The Company is unaware whether this PMA application has been accepted for filing by the FDA. Also, the Company is aware of one other company that has received approval by the FDA Advisory Panel on Circulatory System Devices and subsequent commercial approval for its cardiac-assist device. This is an external device that is positioned on the outside of the patient's chest and is intended for short-term use in the hospital environment. The Company is also aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS is a significant barrier to entry into the U.S. market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval. In addition, other research groups and companies are developing cardiac-assist systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to or more suitable than the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, reimbursement status, and price.

   The Company is one of a number of competitors in the markets for mammography and general radiographic systems and is one of two competitors in the market for prone stereotactic needle biopsy systems. The Company competes in these markets primarily on the basis of product features, product performance, and reputation, as well as price and service. Many of the Company's radiographic products are technologically innovative, and the markets in which the Company competes with these products are characterized by rapid technological change. The Company believes that in order for it to be competitive in these markets it will be important for it to continue to be technologically innovative.

   Environmental Services

   The Company competes in the market for soil-remediation services based on its ability to offer customers superior protection from environmental liabilities using a national network of cleanup facilities. The Company believes that there are two other companies that operate fixed-site thermal-treatment facilities for soil-remediation in multiple states. However, the Company faces competition in local markets from landfills,
                                       20PAGE
   other treatment technologies, and from companies competing with similar technologies, which limits the prices that can be charged by the Company. Pricing is therefore a major competitive factor for the Company.

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

   The Company's Orion division competes with several international companies. In the markets for the products made by its Orion division, the Company competes on the basis of performance, service, technology, and price.

   The Company's Thermo Sentron subsidiary competes with several international and regional companies in the market for its products. Thermo Sentron's competitors in the packaged goods market differ from those in the bulk materials market. The principal competitive factors in both markets are customer service and support, quality, reliability, and price.

   The Company's product quality assurance systems compete with chemical-detection systems manufactured by several companies and with other technologies and processes for product quality assurance. Competition in the markets for all of the Company's detection products is based primarily on performance, service, and price.

   There are a number of competing technologies for instruments that detect explosives and narcotics, including makers of other chemical-detection instruments as well as enhanced X-ray detectors. To date, the Federal Aviation Administration (FAA) has not required that U.S. airports and airlines buy advanced explosives-detection equipment. The Company believes that companies, if any, whose devices are required by the FAA will have a substantial competitive advantage in the United States.
                                       21PAGE

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

   The Company's Coleman Research subsidiary has numerous public and private competitors in its various market segments. Coleman Research competes primarily on the basis of price, technological performance, technical expertise, and reputation.

        (xi) Research and Development

   During 1995, 1994, and 1993, the Company expended $266,104,000,
   $229,200,000, and $176,316,000, respectively, on research and development. Of these amounts, $167,120,000, $149,645,000, and $116,733,000, respectively, were sponsored by customers and $98,984,000, $79,555,000, and $59,583,000, respectively, were Company-sponsored. Approximately 930 professional employees were engaged full-time in research and development activities at December 30, 1995.

        (xii) Environmental Protection Regulations

   The Company believes that compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

   At December 30, 1995, the Company employed approximately 14,400 persons.

   (d) Financial Information about Exports by Domestic Operations and about Foreign Operations

   Financial information about exports by domestic operations and about foreign operations is summarized in Note 15 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.




                                       22PAGE

   (e)  Executive Officers of the Registrant

                                       Present Title (Year First
   Name                          Age   Became Executive Officer)
   ---------------------------   ---   --------------------------------------

   George N. Hatsopoulos(1)      69   Chairman of the Board, President, Chief
                                       Executive Officer, and Director (1956)
   John N. Hatsopoulos(1)        61   Executive Vice President and Chief
                                       Financial Officer (1968)
   Robert C. Howard              65   Executive Vice President (1968)
   Peter G. Pantazelos           65   Executive Vice President (1968)
   Arvin H. Smith                66   Executive Vice President (1983)
   William A. Rainville          54   Senior Vice President (1993)
   John W. Wood Jr.              52   Senior Vice President (1995)
   Paul F. Kelleher              53   Vice President, Finance and
                                       Administration (1982)

   (1) George N. Hatsopoulos and John N. Hatsopoulos are brothers.

   Each executive officer serves until his successor is chosen or appointed and qualified or until earlier resignation, death, or removal. All executive officers, except Messrs. Rainville and Wood, have held comparable positions with the Company for at least the last five years. Mr. Rainville has been a Senior Vice President of the Company since 1993 and was a Vice President of the Company from 1986 to 1993. Mr. Wood has been President and Chief Executive Officer of Thermedics Inc. since 1984 and was a Vice President of the Company from 1994 to 1995, prior to becoming a Senior Vice President of the Company in 1995.


   Item 2.  Properties

   The location and general character of the Company's principal properties by industry segment as of December 30, 1995, are as follows:

   Instruments

   The Company owns approximately 1,446,000 square feet of office, engineering, laboratory, and production space, principally in California, Colorado, Wisconsin, Germany, and England, and leases approximately 1,596,000 square feet of office, engineering, laboratory, and production space principally in California, Connecticut, Massachusetts, Ohio, Texas, Wisconsin, and England, under leases expiring from 1996 to 2017.

   Alternative-energy Systems

   The Company owns approximately 358,000 square feet of office, engineering, and production space, principally in Pennsylvania and England, and leases approximately 320,000 square feet of office, engineering, laboratory, and production space principally in Illinois and Michigan, under leases expiring from 1996 to 2017.

                                       23PAGE

   The Company operates four independent power plants in California, Maine, and New Hampshire, under leases expiring from 2000 to 2010. The Company owns three independent power plants in New Hampshire and California and a waste-recycling facility in California.

   Process Equipment

   The Company owns approximately 1,160,000 square feet of office, laboratory, and production space, principally in Connecticut, Massachusetts, New York, France, and England, and leases approximately 308,000 square feet of office, engineering, and production space principally in Michigan and Wisconsin, under leases expiring from 1996 to 2004.

   Biomedical Products

   The Company owns approximately 248,000 square feet of office and production space in California, Connecticut, and New Jersey, and leases approximately 587,000 square feet of office, engineering, laboratory, and production space in California, Illinois, New York, and Texas, under leases expiring from 1996 to 2009.

   Environmental Services

   The Company owns approximately 835,000 square feet of office, laboratory, and production space, principally in California, Pennsylvania, Minnesota, and the Netherlands, and leases approximately 540,000 square feet of office, engineering, laboratory, and production space principally in California, Massachusetts, New Hampshire, New Mexico, and Pennsylvania, under leases expiring from 1996 to 2008.

   The Company owns approximately 16 acres of land from which it provides soil-remediation and fluid-recycling services in Arizona and Washington and leases approximately 96 acres of land from which it provides soil-recycling services in Maryland and South Carolina.

   Advanced Technologies and Corporate Headquarters

   The Company owns approximately 190,000 square feet of office space in Massachusetts and New York, and leases approximately 1,119,000 square feet of office, engineering, and laboratory space principally in Alabama, California, Florida, Massachusetts, and Minnesota, under leases expiring from 1996 to 2008.

   The Company believes that its facilities are in good condition and are suitable and adequate to meet its current needs, and that suitable replacements are available on commercially reasonable terms for any leases that expire in 1996 in the event that the Company is unable to renew such leases on reasonable terms.


                                       24PAGE

   Item 3.  Legal Proceedings

   The Company has participated in the operation of the Dade County Downtown Government Center cogeneration facility in Miami, Florida, through a 50/50 joint venture of subsidiaries of the Company and Rolls-Royce, Inc. This facility and the joint venture are involved in regulatory and other legal proceedings at the Federal Energy Regulatory Commission, the Florida Public Service Commission and in court. See the information pertaining to this matter in Note 7 to Consolidated Financial Statements, and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrant's 1995 Annual Report to Shareholders (filed as Exhibit 13 to this Annual Report on Form 10-K), which information is incorporated herein by reference.

   Certain subsidiaries of the Company have been notified that the U.S. Environmental Protection Agency (EPA) has determined that a release or a substantial threat of a release of a hazardous substance, as defined in the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA or the Superfund law), occurred at sites to which chemical or other wastes generated by the manufacturing operations of these companies may have been sent. These notifications generally also allege that these companies may be potentially responsible parties with respect to the remedial actions needed to control or clean up any such releases. Under CERCLA, responsible parties can include current and previous owners of the site, generators of hazardous substances disposed of at the site, and transporters of hazardous substances to the site. Each responsible party can be jointly and severally liable, without regard to fault or negligence, for all costs associated with site remediation. In each instance the Company believes that it is one of several companies that received such notification and who may likewise be held liable for any such remedial costs.

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

   Not applicable.
                                       25PAGE

                                     PART II


   Item 5. Market for Registrant's Common Equity and Related Stockholder
           Matters

   Information concerning the market and market price for the Registrant's common stock, $1.00 par value, and related matters, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 6.  Selected Financial Data

   The information required under this item is included under the sections "Ten Year Financial Summary" and "Dividend Policy" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 8.  Financial Statements and Supplementary Data

   The Registrant's Consolidated Financial Statements as of December 30, 1995, are included in the Registrant's 1995 Annual Report to Shareholders and are incorporated herein by reference.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   Not Applicable.








                                       26PAGE

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







                                       27PAGE

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

   (b)  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated November 28, 1995 announcing that it had entered into an agreement to sell its 4 1/4% convertible subordinated debentures due 2003.

   (c)  Exhibits

        See Exhibit Index on the page immediately preceding exhibits.







                                       28PAGE

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: March 11, 1996

                                         THERMO ELECTRON CORPORATION

                                         By: George N. Hatsopoulos
                                             ---------------------
                                             George N. Hatsopoulos
                                             President and Chief Executive
                                             Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 11, 1996.

 Signature                               Title
 ---------                               -----

 By: George N. Hatsopoulos               President, Chief Executive Officer,
     -----------------------------        Chairman of the Board and Director
     George N. Hatsopoulos

 By: John N. Hatsopoulos                 Executive Vice President and Chief
     -----------------------------        Financial Officer
     John N. Hatsopoulos

 By: Paul F. Kelleher                    Vice President, Finance and Adminis-
     -----------------------------        tration (Chief Accounting officer)
     Paul F. Kelleher

 By: John M. Albertine                   Director
     -----------------------------
     John M. Albertine

 By: Peter O. Crisp                      Director
     -----------------------------
     Peter O. Crisp

 By: Elias P. Gyftopoulos                Director
     -----------------------------
     Elias P. Gyftopoulos

 By: Frank Jungers                       Director
     -----------------------------
     Frank Jungers

 By: Robert A. McCabe                    Director
     -----------------------------
     Robert A. McCabe

 By: Frank E. Morris                     Director
     -----------------------------
     Frank E. Morris

 By: Donald E. Noble                     Director
     -----------------------------
     Donald E. Noble

 By: Hutham S. Olayan                    Director
     -----------------------------
     Hutham S. Olayan

 By: Roger D. Wellington                 Director
     -----------------------------
     Roger D. Wellington
                                       29PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


   To the Shareholders and Board of Directors of Thermo Electron Corporation:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Electron Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 1996 (except with respect to the matters discussed in Note 16 as to which the date is March 1, 1996). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 28 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



   Boston, Massachusetts
   February 15, 1996











                                       30PAGE

   SCHEDULE II


                           Thermo Electron Corporation

                        Valuation and Qualifying Accounts
                                 (In thousands)


                          Year Ended December 30, 1995

                 Balance,   Charged
                   Begin-  to Costs            Accounts  Accounts   Balance,
                  ning of       and              Recov-   Written    End of
                     Year  Expenses  Other(a)      ered       Off      Year
   ------------------------------------------------------------------------

   Allowance for
     Doubtful
     Accounts     $21,664   $ 5,473   $ 6,886   $   420   $(6,422)  $28,021
   ========================================================================


                          Year Ended December 31, 1994

                 Balance,   Charged
                   Begin-  to Costs            Accounts  Accounts   Balance,
                  ning of       and              Recov-   Written    End of
                     Year  Expenses  Other(a)      ered       Off      Year
   ------------------------------------------------------------------------

   Allowance for
     Doubtful
     Accounts     $14,174   $ 4,225   $ 7,646   $   268   $(4,649)  $21,664
   ========================================================================


                           Year Ended January 1, 1994

                 Balance,   Charged
                   Begin-  to Costs            Accounts  Accounts   Balance,
                  ning of       and              Recov-   Written    End of
                     Year  Expenses  Other(a)      ered       Off      Year
   ------------------------------------------------------------------------

   Allowance for
    Doubtful
    Accounts      $11,341   $ 2,720   $ 1,532   $ 1,961   $(3,380)  $14,174
   ========================================================================

   (a) Allowances of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders.
                                       31PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

      2.1       Asset and Stock Purchase Agreement among the
                 Registrant, Thermo Instrument Corporation and Fisons plc dated November 1, 1995 (filed as Exhibit 2.3 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Exhibit 2 to Thermo Instrument's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-9786] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

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

                Fiscal Agency Agreement dated as of January 3, 1996
                 between the Registrant and Chemical Bank pertaining to the Registrant's 4 1/4% Subordinated Convertible
                 Debentures due 2003.

                The Registrant agrees, pursuant to Item
                 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to other long-term debt of the Registrant or its consolidated subsidiaries.

                                       32PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

      4.2       Rights Agreement dated as of January 19, 1996 between
                 the Registrant and The First National Bank of Boston, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A, declared effective by the Commission on January 31, 1996 [File No. 1-8002] and incorporated herein by reference).

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

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.6       Amended and Restated Participation Agreement dated as
                 of December 31, 1991 among Delano Energy Company Inc.; Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation); Chemical Trust Company of California, as Owner Trustee; ABN AMRO Bank N.V., Boston Branch, as Co-agent; Bank of Montreal, as Co-agent; Barclays Bank PLC, as Co-agent; Society Generale, as Co-agent; BayBank, as Lead Manager; and ABN AMRO Bank N.V., Cayman Island Branch, and joined in by the Registrant (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-8002] and incorporated herein by reference).

     10.7       Turnkey Engineering, Procurement, Construction and
                 Initial Operation Agreement for a deinking pulp facility dated as of November 1, 1994 between the Registrant, as contractor, and Great Lakes Pulp Partners I, L.P., as owner (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-8002] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

   10.8 - 10.20 Reserved.

     10.21      Incentive Stock Option Plan of the Registrant (filed as
                 Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May 1995).

     10.22      Nonqualified Stock Option Plan of the Registrant (filed
                 as Exhibit 4(e) to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May
                 1995).
                                       34PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.23      Deferred Compensation for Directors of the Registrant
                 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 452,812 shares, after adjustment to reflect share increases approved in 1986 and 1992 and 3-for-2 stock splits effected in October 1986, October 1993 and May
                 1995).

     10.24      Equity Incentive Plan of the Registrant (filed as
                 Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 7,050,000 shares, after adjustment to reflect 3-for-2 stock splits effected in October 1993 and May 1995 and share increase approved in 1994).

     10.25      Amended and Restated Directors' Stock Option Plan of
                 the Registrant (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-8002] and incorporated herein by reference).

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

     10.27      Thermo Electron Corporation - Thermo Instrument Systems
                 Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 421,875 shares, after adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

                                       35PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.28      Thermo Electron Corporation - Thermo Instrument Systems
                 Inc. Nonqualified Stock Option Plan (filed as Exhibit
                 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,285 shares, after adjustment to reflect share increase approved in 1988, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

     10.29      Thermo Electron Corporation - Thermo TerraTech Inc.
                 (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

     10.30      Thermo Electron Corporation - Thermo Power Corporation
                 (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Amended in September 1995 to extend the plan expiration date to December 31, 2005).

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

                                       36PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

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

     10.34 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,000 shares, after adjustment to reflect 2-for-1 stock split effected in September 1992 and 3-for-2 stock split effected in September
                1995).

     10.35      Thermo Electron Corporation - Thermo Voltek Corp.
                 (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 57,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993 and share increase approved in September 1995).

     10.36      Thermo Electron Corporation - Thermo BioAnalysis
                 Corporation Nonqualified Stock Option Plan (filed as
                 Exhibit 10.31 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

     10.37      Thermo Electron Corporation - ThermoLyte Corporation
                 Nonqualified Stock Option Plan (filed as Exhibit 10.32 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

     10.38      Thermo Electron Corporation - Thermo Remediation Inc.
                 Nonqualified Stock Option Plan (filed as Exhibit 10.33 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

                                       37PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.39      Thermo Electron Corporation - ThermoSpectra Corporation
                 Nonqualified Stock Option Plan (filed as Exhibit 10.34 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

     10.40      Thermo Electron Corporation - ThermoLase Corporation
                 Nonqualified Stock Option Plan (filed as Exhibit 10.35 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

     10.41      Thermo Electron Corporation - ThermoQuest Corporation
                 Nonqualified Stock Option Plan (filed as Exhibit 10.41 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.42      Thermo Electron Corporation - Thermo Optek Corporation
                 Nonqualified Stock Option Plan (filed as Exhibit 10.42 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.43      Thermo Electron Corporation - Thermo Sentron Inc.
                 Nonqualified Stock Option Plan (filed as Exhibit 10.43 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.44      Thermo Electron Corporation - Trex Medical Corporation
                 Nonqualified Stock Option Plan (filed as Exhibit 10.44 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.45      Thermo Ecotek Corporation (formerly Thermo Energy
                 Systems Corporation) Incentive Stock Option Plan (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Nonqualified Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).


                                       38PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.46      Thermo Ecotek Corporation (formerly Energy Systems
                 Corporation) Nonqualified Stock Option Plan (filed as
                 Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Incentive Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

     10.47      Thermo Ecotek Corporation (formerly Thermo Energy
                 Systems Corporation) Equity Incentive Plan (filed as
                 Exhibit 10.39 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.48      Thermedics Inc. Incentive Stock Option Plan (filed as
                 Exhibit 10(d) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Nonqualified Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

     10.49      Thermedics Inc. Nonqualified Stock Option Plan (filed
                 as Exhibit 10(e) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

     10.50      Thermedics Inc. Equity Incentive Plan (filed as
                 Appendix A to the Proxy Statement dated May 10, 1993 of Thermedics [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).

     10.51      Thermedics Inc. - Thermo Sentron Inc. Nonqualified
                 Stock Option Plan (filed as Exhibit 10.51 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).
                                       39PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.52      Thermedics Inc. - Thermedics Detection Inc.
                 Nonqualified Stock Option Plan (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

     10.53       Thermedics Detection Inc. Equity Incentive Plan (filed as
                 Exhibit 10.69 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.54      Thermo Cardiosystems Inc. Incentive Stock Option Plan
                 (filed as Exhibit 10(f) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Nonqualified Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, and 2-for-1 stock split effected in November
                 1993).

     10.55      Thermo Cardiosystems Inc. Nonqualified Stock Option
                 Plan (filed as Exhibit 10(g) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Incentive Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, and 2-for-1 stock split effected in November
                 1993).

     10.56      Thermo Cardiosystems Inc. Equity Incentive Plan (filed
                 as Exhibit 10.46 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.57      Thermo Voltek Corp. (formerly Universal Voltronics
                 Corp.) 1985 Stock Option Plan (filed as Exhibit 10.14 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).
                                       40PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.58      Thermo Voltek Corp. (formerly Universal Voltronics
                 Corp.) 1990 Stock Option Plan (filed as Exhibit 10.2 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increases in 1993 and 1994, 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

     10.59      Thermo Voltek Corp. Equity Incentive Plan (filed as
                 Exhibit 10.49 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.60      Thermo Sentron Inc. Equity Incentive Plan (filed as
                 Exhibit 10.57 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.61      Thermo Instrument Systems Inc. Incentive Stock Option
                 Plan (filed as Exhibit 10(c) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Nonqualified Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

     10.62      Thermo Instrument Systems Inc. Nonqualified Stock
                 Option Plan (filed as Exhibit 10(d) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Incentive Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December
                 1995).

     10.63      Thermo Instrument Systems Inc. Equity Incentive Plan
                 (filed as Appendix A to the Proxy Statement dated April 27, 1993 of Thermo Instrument [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 4,031,250 shares, after adjustment to reflect share increase approved in December 1993, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December
                 1995).
                                       41PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.64      Thermo Instrument Systems Inc. (formerly Thermo
                 Environmental Corporation) Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Nonqualified Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December
                 1995).

     10.65      Thermo Instrument Systems Inc. (formerly Thermo
                 Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Incentive Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December
                 1995).

     10.66 Thermo Instrument Systems Inc. - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.51 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.67 Thermo Instrument Systems Inc. - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as Exhibit
                10.64 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.68 Thermo Instrument Systems Inc. - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.65 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.69      ThermoSpectra Corporation Equity Incentive Plan (filed as
                Exhibit 10.52 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.70      Thermo BioAnalysis Corporation Equity Incentive Plan
                 (filed as Exhibit 10.67 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).
                                       42PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.71      Thermo Optek Corporation Equity Incentive Plan (filed
                 as Exhibit 10.68 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.72      ThermoQuest Corporation Equity Incentive Plan (filed as
                 Exhibit 10.69 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.73      ThermoTrex Corporation (formerly Thermo Electron
                 Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Nonqualified Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

     10.74      ThermoTrex Corporation (formerly Thermo Electron
                 Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Incentive Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

     10.75      ThermoTrex Corporation - ThermoLase Corporation
                 (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.53 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

     10.76      ThermoTrex Corporation - Trex Medical Corporation
                 Nonqualified Stock Option Plan (filed as Exhibit 10.73 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).



                                       43PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.77      ThermoLase Corporation (formerly ThermoLase Inc.)
                 Incentive Stock Option Plan (filed as Exhibit 10.55 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Nonqualified stock option plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

     10.78      ThermoLase Corporation (formerly ThermoLase Inc.)
                 Nonqualified Stock Option Plan (filed as Exhibit 10.54 to ThermoTrex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference) (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Incentive Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increases approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

     10.79      ThermoLase Corporation Equity Incentive Plan (filed as
                 Exhibit 10.81 to Thermo TerraTech's Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-9549] and incorporated herein by reference).

     10.80      Trex Medical Corporation Equity Incentive Plan (filed
                 as Exhibit 10.77 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.81      Thermo Fibertek Inc. Incentive Stock Option Plan (filed
                 as Exhibit 10(k) to Thermo Fibertek's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

     10.82      Thermo Fibertek Inc. Nonqualified Stock Option Plan
                 (filed as Exhibit 10(l) to Thermo Fibertek's
                 Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

     10.83      Thermo Fibertek Inc. Equity Incentive Plan (filed as
                 Exhibit 10.60 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

                                    44PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.84      Thermo Power Corporation (formerly Tecogen Inc.)
                 Incentive Stock Option Plan, as amended (filed as
                 Exhibit 10(h) to Thermo Power's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Nonqualified Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and
                 1993).

     10.85      Thermo Power Corporation (formerly Tecogen Inc.)
                 Nonqualified Stock Option Plan, as amended (filed as
                 Exhibit 10(i) to Thermo Power's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Incentive Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and
                 1993).

     10.86      Thermo Power Corporation Equity Incentive Plan (filed
                 as Exhibit 10.63 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.87      Thermo Power Corporation - ThermoLyte Corporation
                 Nonqualified Stock Option Plan (filed as Exhibit 10.84 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.88       ThermoLyte Corporation Equity Incentive Plan (filed as
                 Exhibit 10.71 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

     10.89      Thermo TerraTech Inc. (formerly Thermo Process Systems
                 Inc.) Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo TerraTech's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo TerraTech Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).


                                       45PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     10.90      Thermo TerraTech Inc. (formerly Thermo Process Systems
                 Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo TerraTech's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo TerraTech Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

     10.91      Thermo TerraTech Inc. (formerly Thermo Process Systems
                 Inc.) Equity Incentive Plan (filed as Exhibit 10.63 to Thermedics' Annual Report on Form 10-K for the year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increased approved in 1994).

     10.92      Thermo TerraTech Inc. (formerly Thermo Process Systems
                 Inc.) - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo TerraTech's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

     10.93      Thermo Remediation Inc. Equity Incentive Plan (filed as
                 Exhibit 10.7 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     11         Computation of earnings per share.

     13         Annual Report to Shareholders for the year ended
                 December 30, 1995 (only those portions incorporated herein by reference).

     21         Subsidiaries of the Registrant.

     23         Consent of Arthur Andersen LLP.

     27         Financial Data Schedule.