Form 10-Q
period 1996-03-30
THERMO ELECTRON CORP
filed 1996-05-08
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q


   (mark one)

     [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarter Ended March 30, 1996.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                 Class                 Outstanding at April 26, 1996
      -----------------------------    -----------------------------
      Common Stock, $1.00 par value              91,918,436
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements
                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 30,  December 30,
   (In thousands)                                         1996          1995
   -------------------------------------------------------------------------
   Current Assets:
    Cash and cash equivalents                      $  774,715     $  461,983
    Short-term available-for-sale
     investments, at quoted market value
     (amortized cost of $671,161 and $588,471)        675,752        593,802
    Accounts receivable, less allowances
     of $27,861 and $28,021                           587,948        476,479
    Unbilled contract costs and fees                   69,580         74,941
    Inventories:
     Raw materials and supplies                       219,153        172,742
     Work in process                                   97,591         72,087
     Finished goods                                   106,446         73,353
    Prepaid income taxes                               87,404         72,993
    Prepaid expenses                                   47,968         22,846
                                                   ----------     ----------
                                                    2,666,557      2,021,226
                                                   ----------     ----------

   Property, Plant and Equipment, at Cost           1,051,915        967,069

    Less: Accumulated depreciation and
          amortization                                268,165        254,224
                                                   ----------     ----------
                                                      783,750        712,845
                                                   ----------     ----------
   Long-term Available-for-sale
    Investments, at Quoted Market Value
    (amortized cost of $56,932 and $60,780)            59,498         61,845
                                                   ----------     ----------
   Long-term Held-to-maturity Investments
    (quoted market value of $24,963 and $24,942)       24,251         23,819
                                                   ----------     ----------
   Other Assets                                       108,999         98,102
                                                   ----------     ----------
   Cost in Excess of Net Assets of
    Acquired Companies (Note 5)                       995,358        827,071
                                                   ----------     ----------
                                                   $4,638,413     $3,744,908
                                                   ==========     ==========





                                        2PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                     March 30,   December 30,
   (In thousands except share amounts)                    1996           1995
   --------------------------------------------------------------------------
   Current Liabilities:
    Notes payable and current maturities of
     long-term obligations                         $  166,803     $  106,248
    Accounts payable                                  187,014        164,605
    Accrued payroll and employee benefits              98,964         91,393
    Accrued income taxes                               54,169         51,807
    Accrued installation and warranty costs            56,297         40,699
    Accrued acquisition expenses (Note 5)              94,170         32,557
    Other accrued expenses                            299,687        227,527
                                                   ----------     ----------
                                                      957,104        714,836
                                                   ----------     ----------
   Deferred Income Taxes and Other Deferred Items     128,228        125,066
                                                   ----------     ----------
   Long-term Obligations:
    Senior convertible obligations                    383,122        458,925
    Subordinated convertible obligations (Note 4)     944,946        343,076
    Tax-exempt obligations                            127,639        128,567
    Nonrecourse tax-exempt obligations                 78,700         94,700
    Other                                              81,763         90,743
                                                   ----------     ----------
                                                    1,616,170      1,116,011
                                                   ----------     ----------
   Minority Interest                                  513,949        471,648
                                                   ----------     ----------
   Common Stock of Subsidiary Subject to
    Redemption ($18,450 redemption value)              17,591         17,513
                                                   ----------     ----------
   Shareholders' Investment (Note 6):
    Preferred stock, $100 par value,
     50,000 shares authorized; none issued
    Common stock, $1 par value, 175,000,000
     shares authorized; 90,716,061 and
     87,863,315 shares issued                          90,716         87,863
    Capital in excess of par value                    666,062        597,678
    Retained earnings                                 652,918        612,476
    Treasury stock at cost, 55,861 and
     11,574 shares                                     (3,321)          (536)
    Cumulative translation adjustment                  (3,326)           561
    Deferred compensation                              (2,185)        (2,271)
    Net unrealized gain on available-
     for-sale investments                               4,507          4,063
                                                   ----------     ----------
                                                    1,405,371      1,299,834
                                                   ----------     ----------
                                                   $4,638,413     $3,744,908
                                                   ==========     ==========
   The accompanying notes are an integral part of these consolidated financial
   statements.                        3PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands except per share amounts)                  1996         1995
   --------------------------------------------------------------------------
   Revenues:
    Product revenues                                   $533,387      $388,025
    Service revenues                                     59,214        43,908
    Research and development contract revenues           42,493        46,612
                                                       --------      --------
                                                        635,094       478,545
                                                       --------      --------
   Costs and Expenses:
    Cost of products                                    321,933       227,876
    Cost of services                                     42,805        30,571
    Expenses for research and development and
     new lines of business (a)                           67,397        63,143
    Selling, general and administrative expenses        147,546       109,583
    Write-off of acquired technology (Note 5)             3,500             -
    Restructuring and other nonrecurring costs                -         1,522
                                                       --------      --------
                                                        583,181       432,695
                                                       --------      --------
   Operating Income                                      51,913        45,850
   Gain on Issuance of Stock by Subsidiaries (Note 2)    28,892        12,883
   Other Expense, Net (Note 3)                           (5,472)       (3,347)
                                                       --------      --------
   Income Before Income Taxes and Minority Interest      75,333        55,386
   Provision for Income Taxes                            22,330        18,434
   Minority Interest Expense                             12,561         7,404
                                                       --------      --------
   Net Income                                          $ 40,442      $ 29,548
                                                       ========      ========
   Earnings per Share:
    Primary                                            $    .46      $    .37
                                                       ========      ========
    Fully diluted                                      $    .41      $    .32
                                                       ========      ========
   Weighted Average Shares:
    Primary                                              88,328        80,582
                                                       ========      ========
    Fully diluted                                       116,214       104,436
                                                       ========      ========
   (a) Includes costs of:
        Research and development contracts             $ 35,858      $ 40,803
        Internally funded research and development       31,012        21,532
        Other expenses for new lines of business            527           808
                                                       --------      --------
                                                       $ 67,397      $ 63,143
                                                       ========      ========
   The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net cash provided by operating activities        $  41,853     $   2,398
                                                      ---------     ---------

   Investing Activities:
    Acquisitions, net of cash acquired (Note 5)        (265,203)      (49,467)
    Purchases of available-for-sale investments        (278,094)     (104,765)
    Purchases of long-term held-to-maturity
      investments                                             -       (22,300)
    Proceeds from sale and maturities of
     available-for-sale investments                     199,963       207,146
    Purchases of property, plant and equipment          (24,548)      (12,724)
    Proceeds from sale of property, plant and
     equipment                                            1,183         1,225
    Other                                                  (999)       (1,539)
                                                      ---------     ---------
     Net cash provided by (used in) investing
      activities                                       (367,698)       17,576
                                                      ---------     ---------

   Financing Activities:
    Net proceeds from issuance of long-term
      obligations (Note 4)                              609,049           313
    Repayment and repurchase of long-term
     obligations                                         (3,188)       (6,654)
    Proceeds from issuance of Company and
     subsidiary common stock (Note 2)                    44,676        51,272
    Purchases of subsidiary common stock                (12,789)      (44,257)
    Other                                                   707           730
                                                      ---------     ---------
     Net cash provided by financing activities          638,455         1,404
                                                      ---------     ---------
   Exchange Rate Effect on Cash                             122         1,963
                                                      ---------     ---------
   Increase in Cash and Cash Equivalents                312,732        23,341
   Cash and Cash Equivalents at Beginning of Period     461,983       383,005
                                                      ---------     ---------
   Cash and Cash Equivalents at End of Period         $ 774,715     $ 406,346
                                                      =========     =========




                                        5PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Supplemental Cash Flow Information:

    Provision for losses on accounts receivable       $     249     $   1,641

    Cash paid for:
     Interest                                         $  24,639     $  22,250
     Income taxes                                     $  14,762     $  11,108

    Noncash activities:
     Conversions of Company and subsidiaries'
       convertible obligations                        $  95,933     $  41,115
     Issuance of long-term obligations for
       acquired company                               $       -     $  22,300


   The accompanying notes are an integral part of these consolidated financial statements.


















                                        6PAGE

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the three-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.


   2.   Issuance of Stock by Subsidiaries

        Gain on issuance of stock by subsidiaries in the accompanying statement of income for the three-month period ended March 30, 1996, resulted primarily from the following:

         Initial public offering of 3,000,000 shares of ThermoQuest Corporation common stock in March 1996 at $15.00 per share for net proceeds of $41.6 million resulted in a gain of $24.4 million that was recorded by the Company's Thermo Instrument Systems Inc. subsidiary.

         Private placement of 300,000 shares of Thermedics Detection Inc. common stock in March 1996 at $10.00 per share for net proceeds of $3.0 million resulted in a gain of $2.5 million that was recorded by the Company's Thermedics Inc. subsidiary.







                                        7PAGE

                           THERMO ELECTRON CORPORATION

   3.   Other Expense, Net

        The components of other expense, net, in the accompanying statement of income are as follows:
                                                         Three Months Ended
                                                        ---------------------
                                                        March 30,    April 1,
   (In thousands)                                            1996        1995
   --------------------------------------------------------------------------
   Interest income                                      $ 21,988    $ 14,514
   Interest expense                                      (27,398)    (18,391)
   Equity in income (loss) of unconsolidated
     subsidiaries                                           (341)          5
   Gain on sale of investments                               270       1,187
   Other income (expense), net                                 9        (662)
                                                        --------    --------
                                                        $ (5,472)   $ (3,347)
                                                        ========    ========
   4.   Debenture Offering

        In January 1996, the Company issued and sold $585 million principal amount of 4 1/4% subordinated convertible debentures due 2003. The debentures are convertible into shares of the Company's common stock at a price of $56.70 per share.

   5.   Acquisitions

        On March 29, 1996, the Company's Thermo Instrument subsidiary completed the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer Inc., for approximately 123 million British pounds sterling in cash (approximately $187 million) and the assumption of approximately 24 million British pounds sterling of indebtedness (approximately $36 million). The purchase price is subject to post-closing adjustments equal to the amounts by which the net tangible assets and net debt of the acquired businesses on the closing date are greater or less than certain target amounts agreed to by the parties. In the first quarter of 1996, Thermo Instrument wrote-off $3.5 million of acquired technology in connection with this acquisition. The businesses acquired are involved in the research, development, manufacture, and sale of analytical instruments to industrial and research laboratories worldwide. During the first quarter of 1996, the Company's majority-owned subsidiaries made several other acquisitions for $88.9 million in cash subject to post-closing adjustments.

        These acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the accompanying financial statements from their respective dates of acquisition. The cost of the acquisitions exceeded the estimated fair value of the acquired net assets by $179.6 million, which is being amortized principally over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since the acquisitions were not material to the Company's results of operations.
                                        8PAGE

                           THERMO ELECTRON CORPORATION

        In connection with the acquisition of certain businesses within the Scientific Instruments Division of Fisons, Thermo Instrument established reserves totaling $61 million for estimated severance, excess facilities, and other exit costs associated with the acquisition, none of which was expended during the first quarter of 1996. Thermo Instrument expects to substantially complete its review and restructuring of these businesses over the one-year period following the acquisition. Any changes in estimates of these costs will be recorded as adjustments to cost in excess of net assets of acquired companies.


   6.   Subsequent Event

        In March 1996, the Company declared a three-for-two stock split in the form of a 50% stock dividend, payable on June 5, 1996, to shareholders of record as of May 22, 1996. Distribution of the stock dividend is subject to shareholder approval of an increase in the Company's authorized stock to 350 million shares, to be voted on at the Company's annual meeting to be held on May 21, 1996. Common shares outstanding as of March 30, 1996, on a pro forma basis to reflect the stock split, would have been 135,990,300.

        Financial results for prior periods will be restated to reflect the stock dividend, if approved.

        The following table presents selected financial data on a pro forma basis to reflect the stock split.

                                                        Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------
   Earnings per share:
     Primary                                           $    .31      $    .24
     Fully diluted                                          .27           .22

   Weighted average shares:
     Primary                                            132,492       120,873
     Fully diluted                                      174,321       156,654









                                        9PAGE

                           THERMO ELECTRON CORPORATION

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   First Quarter 1996 Compared With First Quarter 1995

        Sales for the first quarter of 1996 were a record $635.1 million, an increase of $156.5 million, or 33%, over the first quarter of 1995. Segment income was $59.0 million, compared with $52.7 million in 1995, an increase of 12%. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, and income taxes.) Operating income was $51.9 million, compared with $45.9 million in 1995, an increase of 13%.

        Sales from the Instruments segment were $225.6 million in 1996, an increase of $52.6 million, or 30%, over 1995. Sales increased primarily due to acquisitions made by Thermo Instrument Systems Inc., which added $40 million to sales in 1996. The remaining increase resulted from higher revenues from existing businesses, primarily due to greater demand for the Company's analytical instruments, offset in part by the unfavorable effects of currency translation due to the strengthening of the U.S. dollar in 1996. Segment income margin (segment income margin is segment income as a percentage of sales) was 10.6% in 1996, compared with 14.4% in 1995. Segment income margin declined due in part to a $3.5 million purchase accounting write-off of acquired technology resulting from the March 1996 acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc, which was acquired at the end of the first quarter of 1996, and due to lower margins at acquired businesses. The acquisition of the businesses from Fisons is expected to negatively impact segment income margins at Thermo Instrument due to lower margins at these businesses.

        Sales from the Alternative-energy Systems segment were $81.5 million in 1996, an increase of $7.4 million, or 10%, over 1995. Within this segment, revenues from Thermo Ecotek Corporation, which consist of revenues from biomass power plant operations, were $33.5 million in 1996, compared with $31.0 million in 1995. This increase results from higher contractual energy rates at all of the Company's facilities, except the Hemphill plant, as well as fewer days of scheduled and unscheduled outages at the Delano plants in California, offset in part by higher curtailment of power output at the Mendota and Woodland plants, also in California. Continued curtailment of power output at these plants is expected during the remainder of 1996. Revenues from the Company's waste-recycling facility in southern California were $4.9 million in 1996, compared with $6.7 million in 1995. Although this facility ceased processing waste and the Company wrote off its net investment in the facility in 1995, the customer is continuing to pay a portion of its obligation under the service agreement. The customer remains in default on the service agreement and continues to pursue the purchase of the facility from the Company. Sales at Peter Brotherhood Ltd. increased to $13.4 million in 1996 from $11.5 million in 1995 as a result of increased demand for steam turbines and, to a lesser extent, increased demand for special-purpose machinery. Sales from Thermo Power Corporation were $29.8 million in 1996, compared with $24.9 million in 1995. This increase resulted primarily from greater demand for gas-fueled cooling systems and gasoline and natural gas TecoDrive engines and the inclusion of revenues from lift-truck engines.
                                       10PAGE

                           THERMO ELECTRON CORPORATION

        Segment income from the Alternative-energy Systems segment was $6.3 million in 1996, compared with $6.1 million in 1995. Thermo Ecotek had segment income of $4.5 million in 1996, compared with $3.4 million in 1995. This improvement results from higher revenues and lower fuel and other operating costs at two of Thermo Ecotek's California plants, offset in part by higher expenses for new business development. Segment income from the Company's waste-recycling facility was $2.3 million in 1996, compared with $1.2 million in 1995. This change results from lower depreciation expense as a result of the write-down of the Company's net investment in 1995. Results for this facility, net of related interest expense, were at a breakeven level for the first quarter of 1996. Peter Brotherhood incurred a segment loss of $0.5 million in 1996, compared with income of $0.2 million in 1995. This decline results from increased costs to complete jobs in process and competitive pricing pressures. Segment income at Thermo Power declined by $1.3 million due to lower prices for industrial refrigeration products resulting from competitive pricing pressures, lower manufacturing efficiencies, including lost production time during severe winter storms and, to a lesser extent, higher warranty expenses. Thermo Power expects that a cost increase in one of the major components of its industrial refrigeration packages will adversely affect the gross profit margin contributed from this product starting in the second quarter of 1996.

        Sales in the Process Equipment segment were $93.3 million in 1996, compared with $57.5 million in 1995. Sales from Thermo Fibertek Inc. increased $5.2 million to $49.0 million in 1995. This increase results primarily from an increase in demand for papermaking accessory products. Sales of $35.0 million in 1996 and $4.5 million in 1995 were recorded by a wholly owned subsidiary of the Company for construction of an office wastepaper de-inking facility in Menominee, Michigan. This facility is expected to be completed by the end of 1996. Sales of Thermo TerraTech Inc.'s thermal-processing equipment increased $2.5 million from depressed 1995 levels, while sales from Napco's automated electroplating equipment business declined $2.4 million. Segment income margin was 10.3% in 1996, compared with 10.8% in 1995. This decline results primarily from lower margins on sales recorded by the Company on the Michigan project due to a higher proportion of pass-through costs.

        Sales in the Biomedical Products segment were $87.6 million in 1996, an increase of $33.4 million, or 62%, over 1995, primarily due to the inclusion of $26.1 million in sales from Bird Medical Technologies, Inc. and Bennett X-Ray Corporation, which were acquired in the third quarter of 1995, and increased demand for a number of the Company's biomedical products. Sales of ThermoTrex Corporation's mammography and needle-biopsy systems increased 17% to $22.4 million; sales of Thermo Cardiosystems Inc.'s implantable left ventricular-assist system (LVAS) increased 52% to $6.7 million; neurodiagnostic monitoring equipment sold by the Company's wholly owned Nicolet Biomedical Inc. subsidiary increased 8% to $14.2 million; and sales of blood coagulation-monitoring products and skin-incision devices sold by the Company's wholly owned International Technidyne Corporation subsidiary increased 11% to $8.7 million. Segment income margin improved to 13.9% in 1996 from 12.0% in 1995 as a result of increased sales and, to a lesser extent, price increases for Thermo Cardiosystems' air-driven LVAS.

                                       11PAGE

                           THERMO ELECTRON CORPORATION

        Sales in the Environmental Services segment were $59.2 million in 1996, an increase of $15.3 million, or 35%, over 1995, due to sales from acquired businesses. Within this segment, sales from Thermo Remediation Inc. were $23.0 million in 1996, compared with $13.5 million in 1995. Thermo Remediation's revenues increased due to the inclusion of revenues from acquired businesses, offset in part by lower revenues from soil-remediation and fluids-recycling services resulting from competitive pricing pressures and a decline in the volume of soil processed as a result of ongoing regulatory uncertainties at two sites. Thermo Remediation's nuclear service sales also declined primarily due to a decline in radiochemistry laboratory work, reflecting reduced spending at the U.S. Department of Energy and increased competition. Sales of metallurgical services declined $1.8 million due to the impact of closing a small plant in 1995 and, to a lesser extent, competitive pricing pressures. Segment income was $3.3 million in 1996, compared with $3.8 million in 1995. This decline primarily results from a loss of $2.0 million incurred at Thermo TerraTech's EuroTech operation. The loss at EuroTech resulted from the settlement of several contract disputes, as well as severe winter weather, which impacted all phases of EuroTech's business.

        Sales from the Advanced Technologies segment were $89.4 million in 1996, compared with $77.3 million in 1995. Sales increased $16.1 million due to the inclusion of revenues from the former Orion laboratory products division of Analytical Technology, Inc., which was acquired in December 1995, and Moisture Systems Corporation and Rutter & Co., which were acquired in January 1996. Sales at Thermo Voltek Corp. increased $3.3 million due to an increase of $1.7 million in revenues at Comtest, primarily due to increased demand and the introduction of new products. Thermo Voltek's revenues also increased $1.1 million due to the acquisition in March 1995 of Kalmus Engineering Inc. Sales of Thermedics Detection Corporation's process-detection instruments to the beverage industry declined $3.5 million to $2.9 million in 1996, primarily due to lower demand from its principal customer, which has substantially completed its deployment of these systems. Sales of Thermedics Inc.'s EGIS explosives-detection systems increased $1.4 million to $2.9 million as a result of an order received from the U.S. government to provide Israel with counterterrorism support. Sales at Coleman Research Corporation declined 10% to $35.9 million as a result of lower U.S. government contract funding. Segment income margin declined to 4.2% in 1996 from 6.8% in 1995, primarily resulting from lower sales of Thermedics Detection process-detection instruments to the beverage industry and, to a lesser extent, increased expenses incurred by ThermoLase to develop and commercialize its laser-based hair-removal process.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries, the issuance of

                                       12PAGE

                           THERMO ELECTRON CORPORATION
   stock by subsidiaries upon conversion of convertible debentures, and similar transactions, the Company recorded gains of $28.9 million in 1996 and $12.9 million in 1995 (Note 2). Minority interest expense increased to $12.6 million in 1996 from $7.4 million in 1995. Minority interest expense includes $5.6 million in 1996 and $0.7 million in 1995 relating to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock and the issuance of stock upon converison of indebtedness by their subsidiaries.

   Liquidity and Capital Resources

        Consolidated working capital was $1,709.5 million at March 30, 1996, compared with $1,306.4 million at December 30, 1995. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,450.5 million at March 30, 1996, compared with $1,055.8 million at December 30, 1995. In addition, at March 30, 1996, the Company had $59.5 million of long-term available-for-sale investments and $24.3 million of long-term held-to-maturity investments, compared with $61.8 million of long-term available-for-sale investments and $23.8 million of long-term held-to-maturity investments at December 30, 1995. Proceeds from the issuance of Company and subsidiary common stock totaled $44.7 million in the first three months of 1996. In January 1996, the Company issued and sold $585 million principal amount of 4 1/4% subordinated convertible debentures due 2003 (Note 4).

        During the first three months of 1996, the Company expended $265.2 million for acquisitions and $24.5 million for purchases of property, plant and equipment. The Company has agreements or letters of intent to expend approximately $101 million on the acquisition of new businesses. These transactions are subject to various conditions to closing, and there can be no assurance that all of the transactions will be consummated. The Company has no material commitments for purchases of property, plant and equipment and expects that, for 1996, such expenditures will approximate the 1995 level.

        During the first three months of 1996, the Company expended $12.8 million to purchase the common stock of certain of its subsidiaries. The Company expects that these purchases will continue, although the amount of purchases in a given reporting period may vary significantly.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

   (a)  Exhibits

        See Exhibit Index on the page immediately preceding exhibits.




                                       13PAGE

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May 1996.

                                           THERMO ELECTRON CORPORATION



                                           Paul F. Kelleher
                                           -----------------------
                                           Paul F. Kelleher
                                           Vice President, Finance and
                                           Administration



                                           John N. Hatsopoulos
                                           -----------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer




























                                       14PAGE

                           THERMO ELECTRON CORPORATION

                                  Exhibit Index


   Exhibit Number                   Document                              Page
   ---------------------------------------------------------------------------

        2.1 Amended and Restated Asset and Stock Purchase Agreement dated March 29, 1996 among the Registrant, Thermo Instrument Systems Inc. and Fisons plc (filed as Exhibit
                  2.1 to the Form 8-K of Thermo Instrument Systems Inc. with respect to events occurring March 29, 1996 [File no. 1-9786] and incorporated herein by reference).

        11        Statement re: Computation of earnings per share.

        27        Financial Data Schedule.