Form 10-Q
period 1996-06-29
THERMO ELECTRON CORP
filed 1996-08-08
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                     ---------------------------------------

                                    FORM 10-Q


   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
      for the past 90 days. Yes [ X ] No [   ]

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                  Class                      Outstanding at July 26, 1996
      -----------------------------          ----------------------------
      Common Stock, $1.00 par value                   141,366,739
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 29,  December 30,
   (In thousands)                                         1996          1995
   -------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                     $  541,195     $  462,861
     Short-term available-for-sale
       investments, at quoted market value
       (amortized cost of $1,124,450 and $588,471)  1,127,877        593,802
     Accounts receivable, less allowances
       of $37,649 and $29,318                         567,143        493,313
     Unbilled contract costs and fees                  72,405         74,941
     Inventories:
       Raw materials and supplies                     244,147        175,346
       Work in process                                 93,982         72,768
       Finished goods                                 110,995         84,672
     Prepaid income taxes                              89,161         75,685
     Prepaid expenses                                  31,549         23,204
                                                   ----------     ----------
                                                    2,878,454      2,056,592
                                                   ----------     ----------

   Property, Plant and Equipment, at Cost           1,077,605        977,816

     Less: Accumulated depreciation and
           amortization                               283,117        262,228
                                                   ----------     ----------
                                                      794,488        715,588
                                                   ----------     ----------

   Long-term Available-for-sale
     Investments, at Quoted Market Value
     (amortized cost of $57,661 and $60,780)           60,810         61,845
                                                   ----------     ----------
   Long-term Held-to-maturity Investments
     (quoted market value of $25,212 and $24,942)      24,690         23,819
                                                   ----------     ----------
   Other Assets                                       138,627        101,138
                                                   ----------     ----------
   Cost in Excess of Net Assets of
     Acquired Companies (Note 6)                    1,003,485        827,357
                                                   ----------     ----------
                                                   $4,900,554     $3,786,339
                                                   ==========     ==========

                                        2PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                       June 29,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Notes payable and current maturities of
       long-term obligations                         $  158,232   $  112,280
     Accounts payable                                   194,429      172,823
     Accrued payroll and employee benefits              113,119       93,930
     Accrued income taxes                                54,387       52,055
     Accrued installation and warranty costs             64,075       41,548
     Accrued acquisition expenses (Note 6)               60,936       32,557
     Other accrued expenses                             280,819      234,253
                                                     ----------   ----------
                                                        925,997      739,446
                                                     ----------   ----------
   Deferred Income Taxes and Other Deferred Items       143,839      129,926
                                                     ----------   ----------
   Long-term Obligations:
     Senior convertible obligations                     285,174      458,925
     Subordinated convertible obligations (Note 5)    1,082,620      343,076
     Tax-exempt obligations                             127,655      128,567
     Nonrecourse tax-exempt obligations                  78,700       94,700
     Other                                               83,086       92,809
                                                     ----------   ----------
                                                      1,657,235    1,118,077
                                                     ----------   ----------
   Minority Interest                                    605,136      471,648
                                                     ----------   ----------
   Common Stock of Subsidiary Subject to
     Redemption ($18,450 redemption value)               17,669       17,513
                                                     ----------   ----------
   Shareholders' Investment (Note 7):
     Preferred stock, $100 par value, 50,000
       shares authorized; none issued
     Common stock, $1 par value, 350,000,000
       shares authorized; 141,410,423 and 89,006,032
       shares issued                                    141,410       89,006
     Capital in excess of par value                     726,651      614,363
     Retained earnings                                  690,438      604,496
     Treasury stock at cost, 63,783 and 11,574
       shares                                            (2,649)        (536)
     Cumulative translation adjustment                   (7,228)         608
     Deferred compensation                               (2,069)      (2,271)
     Net unrealized gain on available-for-sale
       investments                                        4,125        4,063
                                                     ----------   ----------
                                                      1,550,678    1,309,729
                                                     ----------   ----------
                                                     $4,900,554   $3,786,339
                                                     ==========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                         Three Months Ended
                                                       ----------------------
                                                        June 29,      July 1,
   (In thousands except per share amounts)                  1996         1995
   --------------------------------------------------------------------------
   Revenues:
     Product and service revenues                      $703,606      $493,486
     Research and development contract revenues          42,153        50,685
                                                       --------      --------
                                                        745,759       544,171
                                                       --------      --------
   Costs and Expenses:
     Cost of products and services                      427,950       293,707
     Expenses for research and development and
       new lines of business (a)                         76,319        69,521
     Selling, general and administrative expenses       179,412       122,801
     Restructuring and other nonrecurring
       costs (Note 4)                                    22,480           571
                                                       --------      --------
                                                        706,161       486,600
                                                       --------      --------

   Operating Income                                      39,598        57,571
   Gain on Issuance of Stock by Subsidiaries (Note 2)    43,495         9,690
   Other Income (Expense), Net (Note 3)                  (1,506)          263
                                                       --------      --------

   Income Before Income Taxes and Minority Interest      81,587        67,524
   Provision for Income Taxes                            19,974        24,221
   Minority Interest Expense                             16,694        10,253
                                                       --------      --------
   Net Income                                          $ 44,919      $ 33,050
                                                       ========      ========
   Earnings per Share:
     Primary                                           $    .32      $    .26
                                                       ========      ========
     Fully diluted                                     $    .29      $    .23
                                                       ========      ========
   Weighted Average Shares:
     Primary                                            140,134       125,426
                                                       ========      ========
     Fully diluted                                      175,700       158,420
                                                       ========      ========
   (a) Includes costs of:
         Research and development contracts            $ 36,112      $ 43,458
         Internally funded research and development      39,596        25,182
         Other expenses for new lines of business           611           881
                                                       --------      --------
                                                       $ 76,319      $ 69,521
                                                       ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                          Six Months Ended
                                                      -----------------------
                                                        June 29,      July 1,
   (In thousands except per share amounts)                  1996         1995
   --------------------------------------------------------------------------
   Revenues:
     Product and service revenues                     $1,313,498  $  940,048
     Research and development contract revenues           84,646      97,297
                                                      ----------  ----------
                                                       1,398,144   1,037,345
                                                      ----------  ----------
   Costs and Expenses:
     Cost of products and services                       800,095     559,287
     Expenses for research and development and
       new lines of business (a)                         144,641     133,567
     Selling, general and administrative expenses        334,547     238,506
     Restructuring and other nonrecurring
       costs (Note 4)                                     25,980       2,093
                                                      ----------  ----------
                                                       1,305,263     933,453
                                                      ----------  ----------
   Operating Income                                       92,881     103,892
   Gain on Issuance of Stock by Subsidiaries (Note 2)     72,387      22,573
   Other Expense, Net (Note 3)                            (7,421)     (3,290)
                                                      ----------  ----------
   Income Before Income Taxes and Minority Interest      157,847     123,175
   Provision for Income Taxes                             42,650      42,784
   Minority Interest Expense                              29,255      17,657
                                                      ----------  ----------
   Net Income                                         $   85,942  $   62,734
                                                      ==========  ==========
   Earnings per Share:
     Primary                                          $      .63  $      .51
                                                      ==========  ==========
     Fully diluted                                    $      .56  $      .45
                                                      ==========  ==========
   Weighted Average Shares:
     Primary                                             136,884     123,721
                                                      ==========  ==========
     Fully diluted                                       175,583     158,288
                                                      ==========  ==========
   (a) Includes costs of:
         Research and development contracts           $   71,971  $   84,261
         Internally funded research and development       71,532      47,617
         Other expenses for new lines of business          1,138       1,689
                                                      ----------  ----------
                                                      $  144,641  $  133,567
                                                      ==========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                           Six Months Ended
                                                       ----------------------

                                                        June 29,      July 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
       Net cash provided by operating activities      $  85,827     $  68,661
                                                      ---------     ---------

   Investing Activities:
     Acquisitions, net of cash acquired (Note 6)       (306,733)      (98,385)
     Purchases of available-for-sale investments       (815,539)     (171,348)
     Purchases of long-term held-to-maturity
       investments                                            -       (22,300)
     Proceeds from sale and maturities of
       available-for-sale investments                   291,446       357,557
     Purchases of property, plant and equipment         (57,421)      (26,924)
     Proceeds from sale of property, plant and
       equipment                                          2,528         3,725
     Issuance of notes receivable                       (13,977)       (4,217)
     Other                                               (5,698)       (1,084)
                                                      ---------     ---------
       Net cash provided by (used in) investing
         activities                                    (905,394)       37,024
                                                      ---------     ---------
   Financing Activities:
     Increase (decrease) in short-term notes payable     10,178        (5,964)
     Net proceeds from issuance of long-term
       obligations (Note 5)                             784,682        39,432
     Repayment and repurchase of long-term
       obligations                                       (3,492)      (14,191)
     Proceeds from issuance of Company and
       subsidiary common stock (Note 2)                 130,713        70,663
     Purchases of subsidiary common stock               (26,360)      (55,608)
     Other                                                1,903         1,733
                                                      ---------     ---------
       Net cash provided by financing activities        897,624        36,065
                                                      ---------     ---------
   Exchange Rate Effect on Cash                             277         3,240
                                                      ---------     ---------

   Increase in Cash and Cash Equivalents                 78,334       144,990
   Cash and Cash Equivalents at Beginning of Period     462,861       384,055
                                                      ---------     ---------
   Cash and Cash Equivalents at End of Period         $ 541,195     $ 529,045
                                                      =========     =========

                                        6PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                                                          Six Months Ended
                                                       ----------------------
                                                        June 29,      July 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Noncash activities:
     Conversions of Company and subsidiaries'
       convertible obligations                        $ 236,572     $  73,908
                                                      =========     =========

     Fair value of assets of acquired companies       $ 540,691     $ 179,661
     Cash paid for acquired companies                  (310,480)     (102,722)
     Issuance of Company and subsidiaries' common
       stock and stock options for acquired
       companies                                           (345)       (7,780)
     Issuance of long-term obligations for
       acquired company                                       -       (22,300)
                                                      ---------     ---------
         Liabilities assumed of acquired companies    $ 229,866     $  46,859
                                                      =========     =========


   The accompanying notes are an integral part of these consolidated financial statements.











                                        7PAGE

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and six-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the six-month periods ended June 29, 1996 and July 1, 1995 (Note 6). Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 30, 1995, has been restated to reflect the acquisition of SensorMedics Corporation (SensorMedics) which has been accounted for under the pooling-of-interests method (Note 6). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended
   December 30, 1995, filed with the Securities and Exchange Commission.

   2.   Issuance of Stock by Subsidiaries

        Gain on issuance of stock by subsidiaries in the accompanying statement of income for the three- and six-month periods ended June 29, 1996, resulted primarily from the following:

         Initial public offering of 3,450,000 shares of ThermoQuest Corporation common stock in March and April 1996 at $15.00 per share for net proceeds of $47.8 million resulted in a gain of $27.0 million that was recorded by the Company's Thermo
         Instrument Systems Inc. subsidiary.

         Private placement of 300,000 shares of Thermedics Detection Inc. common stock in March 1996 at $10.00 per share for net proceeds of $3.0 million resulted in a gain of $2.5 million that was recorded by the Company's Thermedics Inc. subsidiary.

         Initial public offering of 2,875,000 shares of Thermo Sentron Inc. common stock in April 1996 at $16.00 per share for net proceeds of $42.4 million resulted in a gain of $18.0 million that was recorded by Thermedics.

         Initial public offering of 3,000,000 shares of Thermo Optek Corporation common stock in June 1996 at $13.50 per share for net proceeds of $37.3 million resulted in a gain of $22.9 million that was recorded by Thermo Instrument.

                                        8PAGE

                           THERMO ELECTRON CORPORATION

   3.   Other Income (Expense), Net

        The components of other income (expense), net, in the accompanying statement of income are as follows:

                              Three Months Ended           Six Months Ended
                             ---------------------       --------------------
                             June 29,      July 1,       June 29,     July 1,
   (In thousands)                1996         1995           1996        1995
   --------------------------------------------------------------------------
   Interest income           $ 21,752     $ 15,077      $ 43,740    $ 29,591
   Interest expense           (25,601)     (18,246)      (53,236)    (36,870)
   Equity in income
     (loss) of
     unconsolidated
     subsidiaries                  75          636          (266)        641
   Gain on sale of
     investments                2,455            -         2,725           -
   Other income
     (expense), net              (187)       2,796          (384)      3,348
                             --------     --------      --------    --------
                             $ (1,506)    $    263      $ (7,421)   $ (3,290)
                             ========     ========      ========    ========

   4.   Restructuring and Other Nonrecurring Costs

        During the second quarter of 1996, the Company recorded $22.5 million of nonrecurring costs that included a write-off of $12.7 million of cost in excess of net assets of acquired company and certain other intangible assets at Thermedics' Corpak Inc. subsidiary and $9.8 million of costs incurred by SensorMedics as a result of its merger with the Company
   (Note 6). The write-off at Corpak was a result of Thermedics no longer intending to further invest in this business and analysis that indicates that the expected future undiscounted cash flows from this business will be insufficient to recover Thermedics' investment. The SensorMedics costs include employee compensation that became payable as a result of the merger with the Company, as well as certain investment banking fees and related transaction costs.

        During the first quarter of 1996, the Company wrote off $3.5 million of acquired technology in connection with the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Note 6).

   5.   Debenture Offering

        In January 1996, the Company issued and sold $585 million principal amount of 4 1/4% subordinated convertible debentures due 2003. The debentures are convertible into shares of the Company's common stock at a price of $37.80 per share.
                                        9PAGE

                           THERMO ELECTRON CORPORATION

   6.   Acquisitions

        On March 29, 1996, the Company's Thermo Instrument subsidiary completed the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer Inc., for approximately 123 million British pounds sterling in cash (approximately $187 million) and the assumption of approximately 24 million British pounds sterling of indebtedness (approximately $36 million). The purchase price is subject to post-closing adjustments equal to the amounts by which the net tangible assets and net debt of the acquired businesses on the closing date are greater or less than certain target amounts agreed to by the parties. Thermo Instrument and Fisons are attempting to agree on the required adjustment to the purchase price. Thermo Instrument is seeking a reduction in the purchase price based on its calculation of the net tangible assets of the acquired businesses. If the parties are unable to reach agreement, a firm of independent public accountants will be appointed to determine the adjustment. Although there can be no assurance that Thermo Instrument will receive a reduction in the purchase price from Fisons, any such adjustment would affect the purchase price allocation, including the amount allocated to cost in excess of net assets acquired. In the first quarter of 1996, Thermo Instrument wrote off $3.5 million of acquired technology in connection with this acquisition. The businesses acquired are involved in the research, development, manufacture, and sale of analytical instruments to industrial and research laboratories worldwide. During the first six months of 1996, the Company's majority-owned subsidiaries made several other acquisitions for $123.5 million in cash, subject to post-closing adjustments.

        These acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the accompanying financial statements from their respective dates of acquisition. The cost of the acquisitions exceeded the estimated fair value of the acquired net assets by $211.4 million, which is being amortized principally over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since the acquisitions were not material to the Company's results of operations.

        In connection with the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, Thermo Instrument established reserves totaling $34 million for estimated severance, excess facilities, and other exit costs associated with the acquisition, $3 million of which was expended during the first six months of 1996. Thermo Instrument expects to substantially complete its review and restructuring of these businesses over the one-year period following the acquisition. Any changes in estimates of these costs will be recorded as adjustments to cost in excess of net assets of acquired companies.

        In June 1996, the Company acquired SensorMedics in exchange for 1,133,191 shares of Company common stock, in addition to 156,590 shares reserved for issuance upon exercise of stock options and warrants. SensorMedics provides systems for pulmonary function and sleep disorder

                                       10PAGE

                           THERMO ELECTRON CORPORATION
   diagnosis, as well as high-frequency ventilation for pediatric and neonatal care. SensorMedics also manufactures and markets respiratory gas analyzers, physiological testing equipment and recorders, and pulse oximeters. The acquisition has been accounted for under the pooling-of-interests method. Historical information for 1995 and 1996 has been restated to include the results of SensorMedics.

        Revenues and net income as previously reported by the separate entities prior to the acquisition and as restated for the combined Company, are as follows:
                                                                    Six
                                  Three Months Ended            Months Ended
                             ----------------------------       ------------
                              March 30,           July 1,            July 1,
   (In thousands)                  1996              1995               1995
   -------------------------------------------------------------------------
   Revenues:
     Previously reported    $  635,094         $  528,721         $1,007,266
     SensorMedics               17,291             15,450             30,079
                            ----------         ----------         ----------
                            $  652,385         $  544,171         $1,037,345
                            ==========         ==========         ==========
   Net Income:
     Previously reported    $   40,442         $   32,584         $   62,132
     SensorMedics                  581                466                602
                            ----------         ----------         ----------
                            $   41,023         $   33,050         $   62,734
                            ==========         ==========         ==========

   7.   Stock Split

        In March 1996, the Company declared a three-for-two stock split in the form of a 50% stock dividend that was distributed on June 5, 1996, to shareholders of record as of May 22, 1996. All share and per share information, except for share information in the accompanying 1995 balance sheet, has been restated to reflect the stock split.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Sales for the second quarter of 1996 were a record $745.8 million, an increase of $201.6 million, or 37%, over the second quarter of 1995. Segment income, excluding restructuring and other nonrecurring costs of $22.5 million in 1996 and $0.6 million in 1995 described below, increased 8% to $70.2 million from $64.8 million in 1995. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, and income taxes.) Operating income,

                                       11PAGE

                           THERMO ELECTRON CORPORATION
   which includes restructuring and other nonrecurring costs, was $39.4 million in 1996, compared with $58.1 million in 1995. Financial results for 1995 have been restated to include SensorMedics Corporation, which was acquired in a pooling-of-interests transaction in June 1996 (Note 6).

        Sales from the Instrument segment were $321.6 million in 1996, an increase of $135.8 million, or 73%, over 1995. Sales increased primarily due to acquisitions made by Thermo Instrument Systems Inc., which added $130 million of sales in 1996. The remainder of the increase results primarily from greater demand experienced by Thermo Instrument's mass spectrometry and Fourier transform infrared businesses as a result of recently introduced products. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates decreased revenues by $7.9 million. Segment income margin (segment income margin is segment income as a percentage of sales) was 9.2% in 1996, compared with 14.8% in 1995. Segment income margin declined primarily due to lower margins at acquired businesses, including the businesses acquired from Fisons. The businesses acquired from Fisons were marginally profitable in the second quarter of 1996.

        Sales from the Alternative-energy Systems segment were $85.5 million in 1996, an increase of $4.2 million, or 5%, over 1995. Within this segment, revenues from Thermo Ecotek Corporation, which consist primarily of revenues from biomass power plant operations, were $35.3 million in 1996, compared with $34.0 million in 1995. This increase results primarily from higher contractual energy rates at all of Thermo Ecotek's facilities, except the Hemphill plant in New Hampshire. Revenues from the Company's waste-recycling facility in southern California were $4.2 million in 1996, compared with $5.8 million in 1995. Although this facility ceased processing waste and the Company wrote off its net investment in the facility in 1995, the customer had continued to pay a portion of its obligation under the service agreement. This facility was sold to the customer in July 1996. No material gain or loss resulted from the sale. Sales at Peter Brotherhood Ltd. declined to $13.5 million in 1996 from $14.1 million in 1995 as a result of lower demand. Sales from Thermo Power Corporation were $32.4 million in 1996, compared with $27.5 million in 1995. This increase resulted primarily from greater demand for custom-designed industrial refrigeration packages and gas-fueled cooling systems.

        Segment income from the Alternative-energy Systems segment was $10.4 million in 1996, compared with $8.4 million in 1995. Thermo Ecotek had segment income of $8.1 million in 1996, compared with $7.0 million in 1995. This improvement results from higher revenues as well as lower fuel and other operating costs at two of Thermo Ecotek's California plants. Segment income from the Company's waste-recycling facility was $2.3 million in 1996, compared with $0.9 million in 1995. Results for this facility, net of related interest expense (not included in segment income), were at a breakeven level for the second quarter of 1996. Peter Brotherhood incurred a segment loss of $0.8 million in 1996, compared with a loss of $0.5 million in 1995. This decline results from lower sales, increased costs to complete jobs in process, and competitive pricing pressures. Segment income

                                       12PAGE

                           THERMO ELECTRON CORPORATION
   at Thermo Power declined to $0.7 million from $0.9 million due to a change in sales mix and higher depreciation expense incurred at NuTemp as a result of an increase in NuTemp's rental assets. Thermo Power expects a cost increase in one of the major components of its industrial refrigeration packages to adversely affect the gross profit margin contributed by these products beginning in the third quarter of 1996.

        Sales in the Process Equipment segment were $77.3 million in 1996, compared with $72.4 million in 1995. Sales from Thermo Fibertek Inc. decreased 2% to $48.6 million in 1996 from $49.6 million in 1995, primarily due to a decrease of $6.7 million in revenues earned by Thermo Fibertek under a subcontract with Thermo Electron for an office wastepaper de-inking facility in Menominee, Michigan. This subcontract was substantially complete prior to the second quarter of 1996. Revenues increased $4.8 million at Thermo Fibertek's accessories business due to increased demand and $1.5 million at its recycling business, excluding the effect of the previously described subcontract in 1995. Revenues from Thermo Fibertek were offset in part by a $1.0 million decrease due to the unfavorable effects of currency translation as the result of a stronger U.S. dollar. A wholly owned subsidiary of the Company recorded revenues from the Menominee, Michigan project of $20.5 million in 1996 and $15.0 million in 1995. This facility achieved mechanical completion in July 1996 and is entering the early stages of startup. Sales of Thermo TerraTech Inc.'s thermal-processing equipment increased $2.2 million from depressed 1995 levels, while sales from Napco's automated electroplating equipment business declined $1.7 million. The results of Napco's appeal of the jury verdict against it for approximately $11.0 million in a contract dispute arising out of its installation of an allegedly defective waste-treatment system was a reduction in the award to approximately $4.7 million. Segment income margin was 11.4% in 1996, compared with 11.5% in 1995, with the decrease primarily resulting from a change in sales mix.

        Sales in the Biomedical Products segment were $101.4 million in 1996, an increase of $30.8 million, or 44%, over 1995. This increase is primarily due to the inclusion of $26.7 million in sales from Bird Medical Technologies, Inc. and Bennett X-Ray Corporation, which were acquired in the third quarter of 1995, and XRE Corporation, which was acquired in May 1996, and, to a lesser extent, increased demand for a number of the Company's biomedical products. Sales of Trex Medical Corporation's mammography, biopsy, and nondestructive-testing systems increased 24% to $21.2 million, excluding the effect of acquisitions; sales of Thermo Cardiosystems Inc.'s implantable left ventricular-assist systems (LVAS) increased 33% to $7.4 million; and neurodiagnostic monitoring equipment sold by the Company's wholly owned Nicolet Biomedical Inc. subsidiary increased 5% to $13.8 million. Sales of blood coagulation-monitoring products and skin-incision devices sold by the Company's wholly owned International Technidyne Corporation were $8.5 million in 1996, compared with $8.6 million in 1995. Sales of skin-care products by ThermoLase Corporation's CBI Laboratories, Inc. subsidiary declined 15% to $4.8 million as a result of lower demand as distribution is shifted towards larger retailers, which have a slower buying cycle, and increased competition. Segment income margin, excluding restructuring and other nonrecurring costs of $22.5 million in 1996, declined to 10.8% in 1996 from

                                       13PAGE

                           THERMO ELECTRON CORPORATION

   11.9% in 1995 primarily due to lower margins at recently acquired Bennett and XRE. Restructuring and other nonrecurring costs of $22.5 million consists of $12.7 million recorded by Thermedics' Corpak Inc. subsidiary and $9.8 million incurred by SensorMedics in connection with its merger with the Company (Note 6).

        Sales in the Environmental Services segment were $69.1 million in 1996, an increase of $14.7 million, or 27%, over 1995. Revenues from Thermo TerraTech's remediation and recycling services were $27.5 million in 1996, compared with $15.4 million in 1995, primarily due to the inclusion of $10.5 million in revenues from Remediation Technologies, Inc. (ReTec), which was acquired in December 1995, an increase in revenues at Thermo EuroTech and, to a lesser extent, higher revenues from a long-term environmental restoration contract. These results were largely offset by a decrease in radiochemistry laboratory work, reflecting a reduction in spending at the Department of Energy (DOE), and delays in federal government budget appropriations. Revenues from soil-remediation services declined $0.5 million to $6.0 million resulting from declines in the volume and price of soil processed due to competitive pricing pressures. Revenues from consulting and design services increased to $21.5 million in 1996 from $19.8 million in 1995, primarily due to increased revenues from two major contracts, offset in part by lower revenues from federal government contracts, reflecting a reduction in spending and delays in budget appropriations. Revenues from laboratory-testing services, excluding the radiochemistry laboratory revenues included in remediation and recycling services, increased to $8.8 million in 1996 from $7.5 million in 1995, due to the inclusion of an additional $2.8 million of revenues from Lancaster Laboratories, acquired in May 1995, offset in part by a decline in revenues due to reduced federal spending. Sales of metallurgical services decreased to $11.4 million from $11.8 million in 1995 as a result of decreased demand for heat-treating services. Segment income margin declined to 9.0% in 1996 from 11.6% in 1995 primarily due to the inclusion of lower-margin revenues from ReTec and lower margins for remediation and recycling services due to competitive pricing pressures.

        Sales from the Advanced Technologies segment were $93.3 million in 1996, compared with $80.9 million in 1995. Sales increased $16.7 million due to the inclusion of revenues from acquired businesses, primarily the Orion laboratory products division of Analytical Technology, Inc. in December 1995, and Moisture Systems Corporation and Rutter & Co. in January 1996. Sales from Thermo Voltek Corp. increased $3.3 million primarily as a result of increased demand overseas for electrostatic discharge test equipment and the introduction of a new product line. Sales from ThermoLase's hair-removal business were $1.5 million, which includes $0.7 million in SoftLight licensing fees from a Japanese joint venture established in January 1996. Lower U.S. government contract funding resulted in a 14% decrease in sales at Coleman Research Corporation to $36.0 million. Segment income was $4.3 million in 1996, compared with $5.8 million in 1995. Segment income provided by acquired companies and additional income from certain businesses was more than offset by a decline in segment income at Thermedics Detection Inc. resulting from a write-down of certain inventory due to planned product changes and a decline of $1.4 million due to lower contract revenues.

                                       14PAGE

                           THERMO ELECTRON CORPORATION

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries, the issuance of stock by subsidiaries upon conversion of convertible debentures, and similar transactions, the Company recorded gains of $43.5 million in 1996 and $9.7 million in 1995 (Note 2). Minority interest expense increased to $16.7 million in 1996 from $10.3 million in 1995. Minority interest expense includes $13.3 million in 1996 and $2.3 million in 1995 relating to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.

   First Six Months 1996 Compared With First Six Months 1995

        Sales for the first six months were $1,398.1 million, an increase of $360.8 million, or 35%, over the 1995 period. Segment income, excluding restructuring and other nonrecurring costs of $26.0 million in 1996 and $2.1 million in 1995, was $134.1 million in the 1996 period and $118.0 million in the 1995 period. Operating income, which includes restructuring and other nonrecurring costs, was $92.5 million in 1996 and $104.5 million in 1995.

        Sales from the Instruments segment were $547.1 million, an increase of $188.4 million, or 53%, over 1995. Sales increased primarily due to acquisitions, which added revenues of $171 million in 1996. The remainder of the increase resulted from greater demand at Thermo Instrument's existing businesses as discussed in the results of operations for the second quarter. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates decreased revenues by $10.0 million. Segment income margin declined to 10.4% in 1996, excluding the effect of a $3.5 million write-off of acquired technology resulting from the March 1996 acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc, from 14.6% in 1995, primarily due to lower margins at acquired businesses.

        Sales from the Alternative-energy Systems segment were $167.0 million in 1996, compared with $155.5 million in 1995. Within this segment, revenues from Thermo Ecotek were $68.8 million in 1996, compared with $65.1 million in 1995. This increase results from higher contractual energy rates at all of Thermo Ecotek's facilities, except the Hemphill plant, as well as fewer days of scheduled and unscheduled outages at the Delano plants in California. Revenues from the Company's waste-recycling facility in southern California were $9.2 million in 1996, compared with $12.5 million in 1995. This facility was sold in July 1996. Sales at Peter Brotherhood increased 5% to $26.9 million as a result of increased demand for steam turbines and, to a lesser extent, increased demand for special-purpose machinery. Sales from Thermo Power were $62.2 million in 1996, compared with $52.4 million in 1995. This increase resulted primarily from greater

                                       15PAGE

                           THERMO ELECTRON CORPORATION
   demand for gas-fueled cooling systems and gasoline and natural gas TecoDrive(R) engines, the inclusion of revenues from lift-truck engines, and increased demand for custom-designed industrial refrigeration packages, offset in part by lower revenues from marine-engine related products.

        Segment income from the Alternative-energy Systems segment was $16.6 million in 1996, compared with $14.5 million in 1995. Thermo Ecotek had segment income of $12.6 million in 1996, compared with $10.4 million in 1995. This improvement results from higher revenues as well as lower fuel and other operating costs at two of Thermo Ecotek's California plants. Segment income from the Company's waste-recycling facility was $4.6 million in 1996, compared with $2.2 million in 1995. Results for this facility, net of related interest expense (not included in segment income), were at a breakeven level in the first six months of 1996. Peter Brotherhood incurred a segment loss of $1.3 million in 1996, compared with a loss of $0.3 million in 1995. This decline results from increased costs to complete jobs in process and competitive pricing pressures. Segment income at Thermo Power declined by $1.5 million due to a change in sales mix, lost production time during severe winter storms and, to a lesser extent, higher warranty expenses at NuTemp.

        Sales in the Process Equipment segment were $170.7 million in 1996, compared with $129.9 million in 1995. Sales from Thermo Fibertek increased $4.3 million to $97.6 million in 1996 from $93.3 million in 1995. Revenues increased $8.9 million at Thermo Fibertek's accessories business due principally to increased demand and $1.4 million at its recycling business, excluding the effect of a decrease in recycling revenues of $6.9 million relating to the Menominee, Michigan subcontract with Thermo Electron described in the results of operations for the second quarter. A wholly owned subsidiary of the Company recorded revenues from the Menominee, Michigan project of $55.5 million in 1996 and $19.5 million in 1995. Sales of Thermo TerraTech's thermal-processing equipment increased $4.7 million from depressed 1995 levels, while sales from Napco's automated electroplating equipment business declined $4.1 million. Segment income increased $3.9 million to $18.5 million in 1996 as a result of higher sales.

        Sales in the Biomedical Products segment were $204.4 million in 1996, an increase of $65 million, or 47%, over 1995. Sales were primarily affected by the same factors as discussed in the results of operations for the second quarter. Segment income margin, excluding restructuring and other nonrecurring costs of $22.5 million in 1996, improved to 11.6% in 1996 from 11.0% in 1995 as a result of increased sales and, to a lesser extent, price increases for Thermo Cardiosystems' air-driven LVAS, offset in part by lower margins at recently required Bennett and XRE.

        Sales in the Environmental Services segment were $128.4 million in 1996, an increase of $30.1 million, or 31%, over 1995. Revenues from Thermo TerraTech's remediation and recycling services were $52.7 million in 1996, compared with $30.7 million in 1995, primarily due to the inclusion of $21.6 million in revenues from ReTec, which was acquired in December 1995,

                                       16PAGE

                           THERMO ELECTRON CORPORATION
   and an increase in revenues at Thermo EuroTech, offset in part by a decline in revenues from radiochemistry laboratory work, reflecting a reduction in spending at the DOE and delays in federal government budget appropriations. Revenues from soil-remediation services declined $1.1 million to $12.1 million in 1996 due to the reasons discussed in the results of operations for the second quarter. Revenues from consulting and design services increased to $39.5 million in 1996 from $34.7 million in 1995, primarily due to the inclusion of revenues for a full six months from a business acquired and for the reasons discussed in the results of operations for the quarter. Revenues from laboratory-testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, increased primarily due to the inclusion of an additional $9.8 million of revenues from Lancaster Laboratories, acquired in May 1995, offset in part by a decline in revenues due to reduced federal spending. Sales of metallurgical services were $21.4 million in 1996, compared with $23.5 million in 1995. Sales declined due to the impact of closing a small plant during 1995 and, to a lesser extent, competitive pricing pressures. Segment income was $9.5 million in 1996, compared with $10.1 million in 1995. Segment income declined due to a loss of $2.3 million incurred at Thermo EuroTech, resulting primarily from the settlement of several contract disputes, as well as severe winter weather, which affected all phases of Thermo EuroTech's business.

        Sales from the Advanced Technologies segment were $184.6 million in 1996, compared with $158.2 million in 1995. Sales increased $32.8 million due to the inclusion of sales from acquired businesses, primarily the Orion laboratory products division of Analytical Technology, Inc. in December 1995, and Moisture Systems Corporation and Rutter & Co. in January 1996. Sales from Thermo Voltek increased $6.6 million due to the reasons discussed in the results of operations for the second quarter and the inclusion of $1.1 million in sales for a full six months from Kalmus Engineering Incorporated, which was acquired in March 1995. These increases were offset in part by a decline of $6.6 million in sales of Thermedics Detection's process-detection instruments, primarily due to a decline in demand from one customer, which has substantially completed its deployment of Alexus product quality assurance systems, and a decrease in sales of $9.8 million at Coleman Research due to lower U.S. government contract funding. Segment income declined $2.1 million in 1996 to $9.0 million due to the reasons discussed in the results of operations for the second quarter.

        The Company recorded gains as a result of the sale of stock by subsidiaries of $72.4 million in 1996 and $22.6 million in 1995 (Note 2). Minority interest expense increased to $29.3 million in 1996 from $17.7 million in 1995. Minority interest expense includes $18.8 million in 1996 and $3.1 million in 1995 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.

                                       17PAGE

                           THERMO ELECTRON CORPORATION

   Liquidity and Capital Resources

        Consolidated working capital was $1,952.5 million at June 29, 1996, compared with $1,317.1 million at December 30, 1995. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,669.1 million at June 29, 1996, compared with $1,056.7 million at December 30, 1995. In addition, at June 29, 1996, the Company had $60.8 million of long-term available-for-sale investments and $24.7 million of long-term held-to-maturity investments, compared with $61.8 million of long-term available-for-sale investments and $23.8 million of long-term held-to-maturity investments at December 30, 1995. Of the $1,754.6 million of cash, cash equivalents, short-term and long-term available-for-sale investments, and long-term held-to-maturity investments at June 29, 1996, $1,003.3 million was held by the Company's majority-owned subsidiaries, and the remainder by the Company and its wholly owned subsidiaries. Net proceeds from the issuance of Company and subsidiary common stock totaled $130.7 million in the first six months of 1996. Net proceeds from the issuance of subordinated convertible debentures by the Company and its majority owned subsidiaries totaled $784.7 million during the first six months of 1996 (Note 5).

        During the first six months of 1996, the Company expended $310.5 million for acquisitions and $57.4 million for purchases of property, plant and equipment. In July 1996, the Company sold its waste-recycling facility in southern California to the facility's customer, the County of San Diego. In connection with the sale the Company paid the outstanding debt, classified as "tax-exempt obligations" in the accompanying balance sheet, on this facility. The Company has agreements or letters of intent to expend approximately $29 million on the acquisition of new businesses. These transactions are subject to various conditions to closing, and there can be no assurance that all of the transactions will be consummated. In the remainder of 1996, the Company plans to make capital expenditures of approximately $90 million.

        During the first six months of 1996, the Company expended $26.4 million to purchase the common stock of certain of its subsidiaries. The Company expects that these purchases will continue, although the amount of purchases in a given reporting period may vary significantly.


   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 21, 1996, at the Annual Meeting of Shareholders, the shareholders reelected a class of three incumbent directors to a three-year term expiring in 1999. The directors reelected at the meeting were: Dr. George N. Hatsopoulos, Robert A. McCabe, and Hutham S. Olayan. Dr. Hatsopoulos received 68,774,775 shares voted in favor of election and 289,504 shares withheld; Mr. McCabe received 68,775,878 shares voted in favor of election and 288,401 shares withheld; and Ms. Olayan received 68,771,768 shares voted in favor of election and 292,511 shares withheld. No abstentions or broker nonvotes were recorded on the election of directors.

                                       18PAGE

                           THERMO ELECTRON CORPORATION

   Item 4 - Submission of Matters to a Vote of Security Holders (continued)

        The shareholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized common stock, $1.00 par value per share, from 175 million shares to 350 million shares as follows: 67,649,194 shares voted in favor, 968,052 shares voted against, and 447,033 shares abstained. No broker nonvotes were recorded on the proposal.


   Item 6 - Exhibits

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.




























                                       19PAGE

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of August 1996.

                                           THERMO ELECTRON CORPORATION



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Vice President, Finance and
                                           Administration



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer

























                                       20PAGE

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX


   Exhibit
   Number          Description of Exhibit                                Page
   --------------------------------------------------------------------------

      3(i) Amendment to Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-05179) and incorporated herein by reference).

     11            Statement re: Computation of earnings per share.

     27            Financial Data Schedule.