Form 10-K/A
period 1995-12-30
THERMO ELECTRON CORP
filed 1996-09-06
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      ------------------------------------
                         AMENDMENT NO. 1 ON FORM 10-K/A
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 30, 1995

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

                                                                   FORM 10-K/A
                                THERMO ELECTRON CORPORATION


   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             (c)  Exhibits

                  11  Computation re: Computation of Earnings per Share

                  13 Annual Report to Shareholders for the year ended December 30, 1995 (only those portions incorporated herein by reference)

                  23  Consent of Arthur Andersen LLP

                  27  Financial Data Schedule

        Attached is Exhibit 13 of the Registrant's Form 10-K for the year ended December 30, 1995. The Registrant's financial statements have been restated to reflect the June 28, 1996 acquisition of SensorMedics Corporation which has been accounted for under the pooling-of-interests method and to reflect a three-for-two stock split, effected in the form of a 50% stock dividend, that was distributed in June 1996. This amended information replaces the corresponding information filed originally in the Form 10-K.
PAGE

                                                                   FORM 10-K/A
                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized, on this 5th day of September 1996.

                                           THERMO ELECTRON CORPORATION



                                           Paul F. Kelleher
                                           -----------------------
                                           Paul F. Kelleher
                                           Vice President, Finance and
                                           Administration