Form 10-Q/A
period 1996-03-30
THERMO ELECTRON CORP
filed 1996-09-06
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                     ---------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-Q/A


    (mark one)
    [ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

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

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                  Class                 Outstanding at April 26, 1996
       -----------------------------    -----------------------------
       Common Stock, $1.00 par value              93,061,153
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                    March 30,   December 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                    $  774,805     $  462,861
      Short-term available-for-sale
        investments, at quoted market value
        (amortized cost of $671,161 and $588,471)     675,752        593,802
      Accounts receivable, less allowances
        of $29,769 and $29,318                        602,708        493,313
      Unbilled contract costs and fees                 69,580         74,941
      Inventories:
        Raw materials and supplies                    221,880        175,346
        Work in process                                98,175         72,768
        Finished goods                                117,314         84,672
      Prepaid income taxes                             89,053         75,685
      Prepaid expenses                                 48,626         23,204
                                                   ----------     ----------
                                                    2,697,893      2,056,592
                                                   ----------     ----------

    Property, Plant and Equipment, at Cost          1,062,938        977,816

      Less: Accumulated depreciation and
            amortization                              276,666        262,228
                                                   ----------     ----------
                                                      786,272        715,588
                                                   ----------     ----------
    Long-term Available-for-sale
      Investments, at Quoted Market Value
      (amortized cost of $56,932 and $60,780)          59,498         61,845
                                                   ----------     ----------
    Long-term Held-to-maturity Investments
      (quoted market value of $24,963 and $24,942)     24,251         23,819
                                                   ----------     ----------
    Other Assets                                      111,543        101,138
                                                   ----------     ----------
    Cost in Excess of Net Assets of
      Acquired Companies (Note 5)                     995,590        827,357
                                                   ----------     ----------
                                                   $4,675,047     $3,786,339
                                                   ==========     ==========

                                        2PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                    March 30,  December 30,
    (In thousands except share amounts)                  1996          1995
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                      $  172,660   $  112,280
      Accounts payable                                193,380      172,823
      Accrued payroll and employee benefits           101,146       93,930
      Accrued income taxes                             54,429       52,055
      Accrued installation and warranty costs          57,131       41,548
      Accrued acquisition expenses (Note 5)            94,170       32,557
      Other accrued expenses                          305,049      234,253
                                                   ----------   ----------
                                                      977,965      739,446
                                                   ----------   ----------
    Deferred Income Taxes and Other Deferred Items    132,071      129,926
                                                   ----------   ----------
    Long-term Obligations:
      Senior convertible obligations                  383,122      458,925
      Subordinated convertible obligations (Note 4)   944,946      343,076
      Tax-exempt obligations                          127,639      128,567
      Nonrecourse tax-exempt obligations               78,700       94,700
      Other                                            83,240       92,809
                                                   ----------   ----------
                                                    1,617,647    1,118,077
                                                   ----------   ----------
    Minority Interest                                 513,948      471,648
                                                   ----------   ----------
    Common Stock of Subsidiary Subject to
      Redemption ($18,450 redemption value)            17,591       17,513
                                                   ----------   ----------
    Shareholders' Investment (Note 6):
      Preferred stock, $100 par value,
        50,000 shares authorized; none issued
      Common stock, $1 par value, 175,000,000
        shares authorized; 91,858,778 and
        89,006,032 shares issued                       91,859       89,006
      Capital in excess of par value                  682,753      614,363
      Retained earnings                               645,519      604,496
      Treasury stock at cost, 55,861 and
        11,574 shares                                  (3,321)        (536)
      Cumulative translation adjustment                (3,307)         608
      Deferred compensation                            (2,185)      (2,271)
      Net unrealized gain on available-
        for-sale investments                            4,507        4,063
                                                   ----------   ----------
                                                    1,415,825    1,309,729
                                                   ----------   ----------
                                                   $4,675,047   $3,786,339
                                                   ==========   ==========
    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)
                                                       Three Months Ended
                                                     ----------------------
                                                     March 30,     April 1,
    (In thousands except per share amounts)               1996         1995
    -----------------------------------------------------------------------
    Revenues:
      Product revenues                                $550,678     $402,654
      Service revenues                                  59,214       43,908
      Research and development contract revenues        42,493       46,612
                                                      --------     --------
                                                       652,385      493,174
                                                      --------     --------
    Costs and Expenses:
      Cost of products                                 329,340      235,009
      Cost of services                                  42,805       30,571
      Expenses for research and development and
        new lines of business (a)                       68,322       64,046
      Selling, general and administrative expenses     155,135      115,705
      Write-off of acquired technology (Note 5)          3,500            -
      Restructuring and other nonrecurring costs             -        1,522
                                                      --------     --------
                                                       599,102      446,853
                                                      --------     --------

    Operating Income                                    53,283       46,321
    Gain on Issuance of Stock by Subsidiaries (Note 2)  28,892       12,883
    Other Expense, Net (Note 3)                         (5,915)      (3,553)
                                                      --------     --------
    Income Before Income Taxes and Minority Interest    76,260       55,651
    Provision for Income Taxes                          22,676       18,563
    Minority Interest Expense                           12,561        7,404
                                                      --------     --------
    Net Income                                        $ 41,023     $ 29,684
                                                      ========     ========
    Earnings per Share:
      Primary                                         $    .31     $    .24
                                                      ========     ========
      Fully diluted                                   $    .27     $    .22
                                                      ========     ========
    Weighted Average Shares:
      Primary                                          133,635      122,016
                                                      ========     ========
      Fully diluted                                    175,464      157,796
                                                      ========     ========
    (a) Includes costs of:
          Research and development contracts          $ 35,858     $ 40,803
          Internally funded research and development    31,908       22,435
          Other expenses for new lines of business         556          808
                                                      --------     --------
                                                      $ 68,322     $ 64,046
                                                      ========     ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                       Three Months Ended
                                                     ----------------------
                                                     March 30,     April 1,
    (In thousands)                                        1996         1995
    -----------------------------------------------------------------------
    Operating Activities:
      Net cash provided by operating activities      $  41,984    $   3,521
                                                     ---------    ---------

    Investing Activities:
      Acquisitions, net of cash acquired (Note 5)     (265,203)     (49,467)
      Purchases of available-for-sale investments     (278,094)    (104,765)
      Purchases of long-term held-to-maturity
        investments                                          -      (22,300)
      Proceeds from sale and maturities of
        available-for-sale investments                 199,963      207,146
      Purchases of property, plant and equipment       (24,728)     (13,116)
      Proceeds from sale of property, plant and
        equipment                                        1,183        1,225
      Other                                               (999)        (660)
                                                     ---------    ---------
      Net cash provided by (used in) investing
        activities                                    (367,878)      18,063
                                                     ---------    ---------

    Financing Activities:
      Net proceeds from issuance of long-term
        obligations (Note 4)                           609,049          313
      Repayment and repurchase of long-term
        obligations                                     (3,487)      (6,931)
      Proceeds from issuance of Company and
        subsidiary common stock (Note 2)                44,676       51,272
      Purchases of subsidiary common stock             (12,789)     (44,257)
      Increase (decrease) in short-term notes
        payable                                           (625)         345
      Other                                                713         (521)
                                                     ---------    ---------
      Net cash provided by financing activities        637,537          221
                                                     ---------    ---------
    Exchange Rate Effect on Cash                           301        1,775
                                                     ---------    ---------

    Increase in Cash and Cash Equivalents              311,944       23,580
    Cash and Cash Equivalents at Beginning of Period   462,861      383,005
                                                     ---------    ---------
    Cash and Cash Equivalents at End of Period       $ 774,805    $ 406,585
                                                     =========    =========




                                        5PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     March 30,     April 1,
    (In thousands)                                        1996         1995
    -----------------------------------------------------------------------
    Supplemental Cash Flow Information:

      Provision for losses on accounts receivable    $     318    $   1,627
                                                     =========    =========

    Noncash activities:
      Conversions of Company and subsidiaries'
        convertible obligations                      $  95,933    $  41,115
                                                     =========    =========

      Fair value of assets of acquired companies     $ 523,392    $ 106,579
      Cash paid for acquired companies                (278,789)     (51,899)
      Issuance of Company and subsidiaries'
        common stock and stock options for
        acquired companies                                   -       (7,780)
      Issuance of long-term obligations for
        acquired company                                     -      (22,300)
                                                     ---------    ---------
        Liabilities assumed of acquired companies    $ 244,603    $  24,600
                                                     =========    =========


    The accompanying notes are an integral part of these consolidated financial statements.








                                        6PAGE

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements


    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 30, 1996, the results of operations for the three-month periods ended March 30, 1996 and April 1, 1995, and the cash flows for the three-month periods ended March 30, 1996 and April 1, 1995, as restated to reflect the acquisition of SensorMedics Corporation (SensorMedics), which has been accounted for under the pooling-of-interests method
    (Note 6). Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 30, 1995, has been restated to reflect the acquisition of SensorMedics (Note 6). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.

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





                                        7PAGE

                           THERMO ELECTRON CORPORATION

    3.   Other Expense, Net

         The components of other expense, net, in the accompanying statement of income are as follows:
                                                       Three Months Ended
                                                      --------------------
                                                      March 30,   April 1,
    (In thousands)                                         1996       1995
    ----------------------------------------------------------------------
    Interest income                                   $ 21,988    $ 14,514
    Interest expense                                   (27,636)    (18,624)
    Equity in income (loss) of unconsolidated
      subsidiaries                                        (341)          5
    Gain on sale of investments                            270           -
    Other expense, net                                    (196)        552
                                                      --------    --------
                                                      $ (5,915)   $ (3,553)
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

                                        8PAGE

                           THERMO ELECTRON CORPORATION

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

         In connection with the acquisition of certain businesses comprising the Scientific Instruments Division of Fisons, Thermo Instrument has undertaken a restructuring of the acquired businesses. In accordance with the requirements of Emerging Issues Task Force Pronouncement 95-3 (EITF 95-3), Thermo Instrument is in the process of developing a plan that is expected to include reductions in staffing levels, abandonment of excess facilities and possible other costs associated with exiting certain activities of the acquired businesses. As part of the cost of the acquisition, Thermo Instrument established reserves totaling $34 million for estimated severance, excess facilities, and other exit costs associated with the acquisition, none of which was expended during the first quarter of 1996. Having completed the acquisition on March 29, 1996, unresolved issues existing at March 30, 1996 included identifying specific employees for termination and locations to be abandoned or consolidated, among other decisions concerning the integration of the acquired businesses into Thermo Instrument. In accordance with EITF 95-3, finalization of Thermo Instrument's plan for restructuring the acquired businesses will not occur beyond one year from the date of the acquisition. Any changes in estimates of these costs prior to such finalization will be recorded as adjustments to cost in excess of net assets of acquired companies.

    6.   Subsequent Events

         Stock Split

         In March 1996, the Company declared a three-for-two stock split in the form of a 50% stock dividend, payable on June 5, 1996, to shareholders of record as of May 22, 1996. All share and per share information, except for share information in the accompanying balance sheet, has been restated to reflect the stock split.

         Acquisition

         In June 1996, the Company acquired SensorMedics in exchange for 1,133,191 shares of Company common stock, in addition to 156,590 shares reserved for issuance upon exercise of stock options and warrants. SensorMedics provides systems for pulmonary function and sleep disorder diagnosis, as well as high-frequency ventilation for pediatric and neonatal care. SensorMedics also manufactures and markets respiratory gas analyzers, physiological testing equipment and recorders, and pulse

                                        9PAGE

                           THERMO ELECTRON CORPORATION
    oximeters. The acquisition has been accounted for under the pooling-of-interests method. Historical information for 1995 and 1996 has been restated to include the results of SensorMedics.

         Revenues and net income as previously reported by the separate entities prior to the acquisition and as restated for the combined Company, are as follows:

                                                     Three Months Ended
                                                   ----------------------
                                                   March 30,     April 1,
    (In thousands)                                      1996         1995
    ---------------------------------------------------------------------
    Revenues:
      Previously reported                           $635,094    $478,545
      SensorMedics                                    17,291      14,629
                                                    --------    --------
                                                    $652,385    $493,174
                                                    ========    ========

    Net Income:
      Previously reported                           $ 40,442    $ 29,548
      SensorMedics                                       581         136
                                                    --------    --------
                                                    $ 41,023    $ 29,684
                                                    ========    ========


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Results of Operations

    First Quarter 1996 Compared With First Quarter 1995

         Sales for the first quarter of 1996 were a record $652.4 million, an increase of $159.2 million, or 32%, over the first quarter of 1995. Segment income was $60.4 million, compared with $53.3 million in 1995, an increase of 14%. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, and income taxes.) Operating income was $53.1 million, compared with $46.3 million in 1995, an increase of 15%. Financial results for 1995 and 1996 have been restated to include SensorMedics Corporation, which was acquired in a pooling-of-interests transaction in June 1996 (Note 6).

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

                                       10PAGE

                           THERMO ELECTRON CORPORATION
    dollar in 1996. Segment income margin (segment income margin is segment income as a percentage of sales) was 10.6% in 1996, compared with 14.4% in 1995. Segment income margin declined due in part to a $3.5 million purchase accounting write-off of acquired technology resulting from the March 1996 acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc, which was acquired at the end of the first quarter of 1996, and due to lower margins at acquired businesses. The acquisition of the businesses from Fisons is expected to negatively impact segment income margins at Thermo Instrument due to lower margins at these businesses.

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

         Segment income from the Alternative-energy Systems segment was $6.3 million in 1996, compared with $6.1 million in 1995. Thermo Ecotek had segment income of $4.5 million in 1996, compared with $3.4 million in 1995. This improvement results from higher revenues and lower fuel and other operating costs at two of Thermo Ecotek's California plants, offset in part by higher expenses for new business development. Segment income from the Company's waste-recycling facility was $2.3 million in 1996, compared with $1.2 million in 1995. This change results from lower depreciation expense as a result of the write-down of the Company's net investment in 1995. Results for this facility, net of related interest expense, were at a breakeven level for the first quarter of 1996. Peter Brotherhood incurred a segment loss of $0.5 million in 1996, compared with income of $0.2 million in 1995. This decline results from increased costs to complete jobs in process and competitive pricing pressures. Segment income at Thermo Power declined by $1.3 million due to lower prices for industrial refrigeration products resulting from competitive

                                       11PAGE

                           THERMO ELECTRON CORPORATION
    pricing pressures, lower manufacturing efficiencies, including lost production time during severe winter storms and, to a lesser extent, higher warranty expenses. Thermo Power expects that a cost increase in one of the major components of its industrial refrigeration packages will adversely affect the gross profit margin contributed from this product starting in the second quarter of 1996.

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

         Sales in the Biomedical Products segment were $103.0 million in 1996, an increase of $34.2 million, or 50%, over 1995, primarily due to the inclusion of $26.1 million in sales from Bird Medical Technologies, Inc. and Bennett X-Ray Corporation, which were acquired in the third quarter of 1995, and increased demand for a number of the Company's biomedical products. Sales of ThermoTrex Corporation's mammography and needle-biopsy systems increased 17% to $22.4 million; sales of Thermo Cardiosystems Inc.'s implantable left ventricular-assist system (LVAS) increased 52% to $6.7 million; neurodiagnostic monitoring equipment sold by the Company's wholly owned Nicolet Biomedical Inc. subsidiary increased 8% to $14.2 million; sales of blood coagulation-monitoring products and skin-incision devices sold by the Company's wholly owned International Technidyne Corporation subsidiary increased 11% to $8.7 million; and sales of systems for pulmonary function and sleep disorder diagnosis and high-frequency ventilation by the Company's wholly owned SensorMedics subsidiary increased 18% to $17.3 million. Segment income margin improved to 12.3% in 1996 from 10.2% in 1995 as a result of increased sales and, to a lesser extent, price increases for Thermo Cardiosystems' air-driven LVAS, and higher margins at SensorMedics due to a new product introduced in the second quarter of 1995 as well as a change in sales mix.

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

                                       12PAGE

                           THERMO ELECTRON CORPORATION

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

         Sales from the Advanced Technologies segment were $91.3 million in 1996, compared with $77.3 million in 1995. Sales increased $16.1 million due to the inclusion of revenues from the former Orion laboratory products division of Analytical Technology, Inc., which was acquired in December 1995, and Moisture Systems Corporation and Rutter & Co., which were acquired in January 1996. Sales at Thermo Voltek Corp. increased $3.3 million due to an increase of $1.7 million in revenues at Comtest, primarily due to increased demand and the introduction of new products. Thermo Voltek's revenues also increased $1.1 million due to the acquisition in March 1995 of Kalmus Engineering Inc. Sales of Thermedics Detection Corporation's process-detection instruments to the beverage industry declined $3.5 million to $2.9 million in 1996, primarily due to lower demand from its principal customer, which has substantially completed its deployment of these systems. Sales of Thermedics Inc.'s EGIS explosives-detection systems increased $1.4 million to $2.9 million as a result of an order received from the U.S. government to provide Israel with counterterrorism support. Sales at Coleman Research Corporation declined 10% to $35.9 million as a result of lower U.S. government contract funding. Segment income margin declined to 5.1% in 1996 from 6.8% in 1995, primarily resulting from lower sales of Thermedics Detection process-detection instruments to the beverage industry and, to a lesser extent, increased expenses incurred by ThermoLase to develop and commercialize its laser-based hair-removal process.

         The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries, the issuance of stock by subsidiaries upon conversion of convertible debentures, and similar transactions, the Company recorded gains of $28.9 million in 1996 and $12.9 million in 1995 (Note 2). Minority interest expense increased to $12.6 million in 1996 from $7.4 million in 1995. Minority interest expense includes $5.6 million in 1996 and $0.7 million in 1995 relating to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock and the issuance of stock upon conversion of indebtedness by their subsidiaries.

                                       13PAGE

                           THERMO ELECTRON CORPORATION

    Liquidity and Capital Resources

         Consolidated working capital was $1,719.9 million at March 30, 1996, compared with $1,317.1 million at December 30, 1995. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,450.6 million at March 30, 1996, compared with $1,056.7 million at December 30, 1995. In addition, at March 30, 1996, the Company had $59.5 million of long-term available-for-sale investments and $24.3 million of long-term held-to-maturity investments, compared with $61.8 million of long-term available-for-sale investments and $23.8 million of long-term held-to-maturity investments at December 30, 1995. Of the $1,534.4 million of cash, cash equivalents, short- and long-term available-for-sale investments, and long-term held-to-maturity investments at March 29, 1996, $859.0 million was held by the Company's majority-owned subsidiaries, and the remainder by the Company and its wholly owned subsidiaries. Net proceeds from the issuance of Company and subsidiary common stock totaled $44.7 million in the first three months of 1996. In January 1996, the Company issued and sold $585 million principal amount of 4 1/4% subordinated convertible debentures due 2003 (Note 4).

         During the first three months of 1996, the Company expended $609.0 million for acquisitions and $24.7 million for purchases of property, plant and equipment. The Company has agreements or letters of intent to expend approximately $101 million on the acquisition of new businesses. These transactions are subject to various conditions to closing, and there can be no assurance that all of the transactions will be consummated. In the remainder of 1996, the Company plans to make capital expenditures of approximately $125 million.

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




                                       14PAGE

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of September 1996.

                                            THERMO ELECTRON CORPORATION



                                            Paul F. Kelleher
                                            -----------------------
                                            Paul F. Kelleher
                                            Vice President, Finance and
                                            Administration





















                                       15PAGE

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number      Document Description                                   Page
    -----------------------------------------------------------------------
      2.1       Amended and Restated Asset and Stock Purchase
                Agreement dated March 29, 1996 among the Registrant,
                Thermo Instrument Systems Inc. and Fisons plc (filed as Exhibit 2.1 to the Form 8-K of Thermo Instrument
                Systems Inc. with respect to events occurring March
                29, 1996 [File no. 1-9786] and incorporated herein by reference).

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.