Form 10-Q/A
period 1996-06-29
THERMO ELECTRON CORP
filed 1996-09-06
CIK 97745

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
                                                      ==========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                           Six Months Ended
                                                       ----------------------

                                                        June 29,      July 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
       Net cash provided by operating activities      $  85,827     $  68,661
                                                      ---------     ---------

   Investing Activities:
     Acquisitions, net of cash acquired (Note 6)       (306,733)      (98,385)
     Purchases of available-for-sale investments       (815,539)     (171,348)
     Purchases of long-term held-to-maturity
       investments                                            -       (22,300)
     Proceeds from sale and maturities of
       available-for-sale investments                   291,446       357,557
     Purchases of property, plant and equipment         (57,421)      (26,924)
     Proceeds from sale of property, plant and
       equipment                                          2,528         3,725
     Issuance of notes receivable                       (13,977)       (4,217)
     Other                                               (5,698)          (34)
                                                      ---------     ---------
       Net cash provided by (used in) investing
         activities                                    (905,394)       38,074
                                                      ---------     ---------

   Financing Activities:
     Increase (decrease) in short-term notes payable     10,178        (5,964)
     Net proceeds from issuance of long-term
       obligations (Note 5)                             784,682        39,432
     Repayment and repurchase of long-term
       obligations                                       (3,492)      (14,191)
     Proceeds from issuance of Company and
       subsidiary common stock (Note 2)                 130,713        70,649
     Purchases of subsidiary common stock               (26,360)      (54,357)
     Other                                                1,903           496
                                                      ---------     ---------
       Net cash provided by financing activities        897,624        36,065
                                                      ---------     ---------

   Exchange Rate Effect on Cash                             277         3,240
                                                      ---------     ---------

   Increase in Cash and Cash Equivalents                 78,334       146,040
   Cash and Cash Equivalents at Beginning of Period     462,861       383,005
                                                      ---------     ---------

   Cash and Cash Equivalents at End of Period         $ 541,195     $ 529,045
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

        In connection with the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, Thermo Instrument has undertaken a restructuring of the acquired businesses. In accordance with the requirements of Emerging Issues Task Force Pronouncement 95-3 (EITF 95-3), Thermo Instrument is in the process of developing a plan that is expected to include reductions in staffing levels, abandonment of excess facilities and possible other costs associated with exiting certain activities of the acquired businesses. As part of the cost of the acquisition, Thermo Instrument established reserves totaling $34 million for estimated severance, excess facilities, and other exit costs associated with the acquisition, $3 million of which was expended during the first six months of 1996. Unresolved issues existing at June 29, 1996 included identifying specific employees for termination and

                                       10PAGE

                           THERMO ELECTRON CORPORATION
   locations to be abandoned or consolidated, among other decisions concerning the integration of the acquired businesses into Thermo Instrument. In accordance with EITF 95-3, finalization of Thermo Instrument's plan for restructuring the acquired businesses will not occur beyond one year from the date of the acquisition. Any changes in estimates of these costs prior to such finalization will be recorded as adjustments to cost in excess of net assets of acquired companies.

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


                                       11PAGE

                           THERMO ELECTRON CORPORATION

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Sales for the second quarter of 1996 were a record $745.8 million, an increase of $201.6 million, or 37%, over the second quarter of 1995. Segment income, excluding restructuring and other nonrecurring costs of $22.5 million in 1996 and $0.6 million in 1995 described below, increased 8% to $70.2 million from $64.8 million in 1995. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, and income taxes.) Operating income, which includes restructuring and other nonrecurring costs, was $39.6 million in 1996, compared with $57.6 million in 1995. Financial results for 1995 have been restated to include SensorMedics Corporation, which was acquired in a pooling-of-interests transaction in June 1996 (Note 6).

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

                                       12PAGE

                           THERMO ELECTRON CORPORATION

        Segment income from the Alternative-energy Systems segment was $10.4 million in 1996, compared with $8.4 million in 1995. Thermo Ecotek had segment income of $8.1 million in 1996, compared with $7.0 million in 1995. This improvement results from higher revenues as well as lower fuel and other operating costs at two of Thermo Ecotek's California plants. Segment income from the Company's waste-recycling facility was $2.3 million in 1996, compared with $0.9 million in 1995. Results for this facility, net of related interest expense (not included in segment income), were at a breakeven level for the second quarter of 1996. Peter Brotherhood incurred a segment loss of $0.8 million in 1996, compared with a loss of $0.5 million in 1995. This decline results from lower sales, increased costs to complete jobs in process, and competitive pricing pressures. Segment income at Thermo Power declined to $0.7 million from $0.9 million due to a change in sales mix and higher depreciation expense incurred at NuTemp as a result of an increase in NuTemp's rental assets. Thermo Power expects a cost increase in one of the major components of its industrial refrigeration packages to adversely affect the gross profit margin contributed by these products beginning in the third quarter of 1996.

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

        Sales in the Biomedical Products segment were $101.4 million in 1996, an increase of $30.8 million, or 44%, over 1995. This increase is primarily due to the inclusion of $26.7 million in sales from Bird Medical Technologies, Inc. and Bennett X-Ray Corporation, which were acquired in the third quarter of 1995, and XRE Corporation, which was acquired in May 1996, and, to a lesser extent, increased demand for a number of the Company's biomedical products. Sales of Trex Medical Corporation's mammography, biopsy, and nondestructive-testing systems increased 24% to

                                       13PAGE

                           THERMO ELECTRON CORPORATION

   $21.2 million, excluding the effect of acquisitions; sales of Thermo Cardiosystems Inc.'s implantable left ventricular-assist systems (LVAS) increased 33% to $7.4 million; and neurodiagnostic monitoring equipment sold by the Company's wholly owned Nicolet Biomedical Inc. subsidiary increased 5% to $13.8 million. Sales of blood coagulation-monitoring products and skin-incision devices sold by the Company's wholly owned International Technidyne Corporation were $8.5 million in 1996, compared with $8.6 million in 1995. Sales of skin-care products by ThermoLase Corporation's CBI Laboratories, Inc. subsidiary declined 15% to $4.8 million as a result of lower demand as distribution is shifted towards larger retailers, which have a slower buying cycle, and increased competition. Segment income margin, excluding restructuring and other nonrecurring costs of $22.5 million in 1996, declined to 10.8% in 1996 from 11.9% in 1995 primarily due to lower margins at recently acquired Bennett and XRE. Restructuring and other nonrecurring costs of $22.5 million consists of $12.7 million recorded by Thermedics' Corpak Inc. subsidiary and $9.8 million incurred by SensorMedics in connection with its merger with the Company (Note 6).

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

                                       14PAGE

                           THERMO ELECTRON CORPORATION

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

   First Six Months 1996 Compared With First Six Months 1995

        Sales for the first six months were $1,398.1 million, an increase of $360.8 million, or 35%, over the 1995 period. Segment income, excluding restructuring and other nonrecurring costs of $26.0 million in 1996 and $2.1 million in 1995, was $134.1 million in the 1996 period and $118.0 million in the 1995 period. Operating income, which includes restructuring and other nonrecurring costs, was $92.9 million in 1996 and $103.9 million in 1995.

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

                                       15PAGE

                           THERMO ELECTRON CORPORATION

        Sales from the Alternative-energy Systems segment were $167.0 million in 1996, compared with $155.5 million in 1995. Within this segment, revenues from Thermo Ecotek were $68.8 million in 1996, compared with $65.1 million in 1995. This increase results from higher contractual energy rates at all of Thermo Ecotek's facilities, except the Hemphill plant, as well as fewer days of scheduled and unscheduled outages at the Delano plants in California. Revenues from the Company's waste-recycling facility in southern California were $9.2 million in 1996, compared with $12.5 million in 1995. This facility was sold in July 1996. Sales at Peter Brotherhood increased 5% to $26.9 million as a result of increased demand for steam turbines and, to a lesser extent, increased demand for special-purpose machinery. Sales from Thermo Power were $62.2 million in 1996, compared with $52.4 million in 1995. This increase resulted primarily from greater demand for gas-fueled cooling systems and gasoline and natural gas TecoDrive(R) engines, the inclusion of revenues from lift-truck engines, and increased demand for custom-designed industrial refrigeration packages, offset in part by lower revenues from marine-engine related products.

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

                                       16PAGE

                           THERMO ELECTRON CORPORATION

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

        Sales in the Environmental Services segment were $128.4 million in 1996, an increase of $30.1 million, or 31%, over 1995. Revenues from Thermo TerraTech's remediation and recycling services were $52.7 million in 1996, compared with $30.7 million in 1995, primarily due to the inclusion of $21.6 million in revenues from ReTec, which was acquired in December 1995, and an increase in revenues at Thermo EuroTech, offset in part by a decline in revenues from radiochemistry laboratory work, reflecting a reduction in spending at the DOE and delays in federal government budget appropriations. Revenues from soil-remediation services declined $1.1 million to $12.1 million in 1996 due to the reasons discussed in the results of operations for the second quarter. Revenues from consulting and design services increased to $39.5 million in 1996 from $34.7 million in 1995, primarily due to the inclusion of revenues for a full six months from a business acquired and for the reasons discussed in the results of operations for the quarter. Revenues from laboratory-testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, increased primarily due to the inclusion of an additional $9.8 million of revenues from Lancaster Laboratories, acquired in May 1995, offset in part by a decline in revenues due to reduced federal spending. Sales of metallurgical services were $21.4 million in 1996, compared with $23.5 million in 1995. Sales declined due to the impact of closing a small plant during 1995 and, to a lesser extent, competitive pricing pressures. Segment income was $9.5 million in 1996, compared with $10.1 million in 1995. Segment income declined due to a loss of $2.3 million incurred at Thermo EuroTech, resulting primarily from the settlement of several contract disputes, as well as severe winter weather, which affected all phases of Thermo EuroTech's business.

        Sales from the Advanced Technologies segment were $184.6 million in 1996, compared with $158.2 million in 1995. Sales increased $32.8 million due to the inclusion of sales from acquired businesses, primarily the Orion laboratory products division of Analytical Technology, Inc. in December 1995, and Moisture Systems Corporation and Rutter & Co. in January 1996. Sales from Thermo Voltek increased $6.6 million due to the reasons discussed in the results of operations for the second quarter and the inclusion of $1.1 million in sales for a full six months from Kalmus Engineering Incorporated, which was acquired in March 1995. These increases were offset in part by a decline of $4.0 million in sales of Thermedics Detection's process-detection instruments, primarily due to a decline in demand from one customer, which has substantially completed its deployment

                                       17PAGE

                           THERMO ELECTRON CORPORATION
   of Alexus product quality assurance systems, and a decrease in sales of $9.8 million at Coleman Research due to lower U.S. government contract funding. Segment income declined $2.1 million in 1996 to $9.0 million due to the reasons discussed in the results of operations for the second quarter.

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

   Liquidity and Capital Resources

        Consolidated working capital was $1,952.5 million at June 29, 1996, compared with $1,317.1 million at December 30, 1995. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,669.1 million at June 29, 1996, compared with $1,056.7 million at December 30, 1995. In addition, at June 29, 1996, the Company had $60.8 million of long-term available-for-sale investments and $24.7 million of long-term held-to-maturity investments, compared with $61.8 million of long-term available-for-sale investments and $23.8 million of long-term held-to-maturity investments at December 30, 1995. Of the $1,754.6 million of cash, cash equivalents, short- and long-term available-for-sale investments, and long-term held-to-maturity investments at June 29, 1996, $1,003.3 million was held by the Company's majority-owned subsidiaries, and the remainder by the Company and its wholly owned subsidiaries. Net proceeds from the issuance of Company and subsidiary common stock totaled $130.7 million in the first six months of 1996. Net proceeds from the issuance of subordinated convertible debentures by the Company and its majority owned subsidiaries totaled $784.7 million during the first six months of 1996 (Note 5).

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

                                       18PAGE

                           THERMO ELECTRON CORPORATION

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