Form 10-Q
period 1996-09-28
THERMO ELECTRON CORP
filed 1996-11-06
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                     ---------------------------------------

                                    FORM 10-Q


    (mark one)
    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                   Class                 Outstanding at October 25, 1996
       -----------------------------     -------------------------------
       Common Stock, $1.00 par value                   149,277,658
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                September 28,   December 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                   $  506,528      $  462,861
      Short-term available-for-sale
        investments, at quoted market value
        (amortized cost of $1,202,022 and
        $588,471)                                  1,204,981         593,802
      Accounts receivable, less allowances
        of $35,345 and $29,318                       595,427         493,313
      Unbilled contract costs and fees                73,652          74,941
      Inventories:
        Raw materials and supplies                   228,223         175,346
        Work in process                               96,557          72,768
        Finished goods                               116,381          84,672
      Prepaid income taxes                            94,796          75,685
      Prepaid expenses                                33,829          23,204
                                                  ----------      ----------
                                                   2,950,374       2,056,592
                                                  ----------      ----------

    Property, Plant and Equipment, at Cost           985,866         977,816

      Less: Accumulated depreciation and
            amortization                             291,108         262,228
                                                  ----------      ----------
                                                     694,758         715,588
                                                  ----------      ----------
    Long-term Available-for-sale
      Investments, at Quoted Market Value
      (amortized cost of $52,750 and $60,780)         66,556          61,845
                                                  ----------      ----------
    Long-term Held-to-maturity Investments
      (quoted market value of $25,632 and $24,942)    25,138          23,819
                                                  ----------      ----------
    Other Assets                                     128,820         101,138
                                                  ----------      ----------
    Cost in Excess of Net Assets of
      Acquired Companies (Note 6)                  1,083,854         827,357
                                                  ----------      ----------
                                                  $4,949,500      $3,786,339
                                                  ==========      ==========


                                        2PAGE

                           THERMO ELECTRON CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)
                    Liabilities and Shareholders' Investment

                                                 September 28,  December 30,
    (In thousands except share amounts)                   1996          1995
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                       $  156,909   $  112,280
      Accounts payable                                 188,287      172,823
      Accrued payroll and employee benefits            123,972       93,930
      Accrued income taxes                              69,164       52,055
      Accrued installation and warranty costs           67,055       41,548
      Accrued acquisition expenses (Note 6)             49,030       32,557
      Other accrued expenses                           274,710      234,253
                                                    ----------   ----------
                                                       929,127      739,446
                                                    ----------   ----------
    Deferred Income Taxes and Other Deferred Items     163,167      129,926
                                                    ----------   ----------
    Long-term Obligations:
      Senior convertible obligations                   210,835      458,925
      Subordinated convertible obligations (Note 5)  1,028,906      343,076
      Tax-exempt obligations                                 -      128,567
      Nonrecourse tax-exempt obligations                77,900       94,700
      Other                                             90,745       92,809
                                                    ----------   ----------
                                                     1,408,386    1,118,077
                                                    ----------   ----------
    Minority Interest                                  677,807      471,648
                                                    ----------   ----------
    Common Stock of Subsidiaries Subject to
      Redemption ($78,566 redemption value)             73,533       17,513
                                                    ----------   ----------
    Shareholders' Investment (Note 7):
      Preferred stock, $100 par value, 50,000
        shares authorized; none issued
      Common stock, $1 par value, 350,000,000
        shares authorized; 149,109,766 and
        89,006,032 shares issued                       149,110       89,006
      Capital in excess of par value                   805,754      614,363
      Retained earnings                                741,680      604,496
      Treasury stock at cost, 53,441 and 11,574
        shares                                          (2,171)        (536)
      Cumulative translation adjustment                 (5,256)         608
      Deferred compensation                             (2,013)      (2,271)
      Net unrealized gain on available-for-sale
        investments                                     10,376        4,063
                                                    ----------   ----------
                                                     1,697,480    1,309,729
                                                    ----------   ----------
                                                    $4,949,500   $3,786,339
                                                    ==========   ==========

    The accompanying notes are an integral part of these consolidated financial statements.
                                       3PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)
                                                     Three Months Ended
                                                ----------------------------
                                                September 28,  September 30,
    (In thousands except per share amounts)              1996           1995
    ------------------------------------------------------------------------
    Revenues:
      Product and service revenues                   $700,342      $537,850
      Research and development contract revenues       39,639        48,138
                                                     --------      --------
                                                      739,981       585,988
                                                     --------      --------
    Costs and Expenses:
      Cost of product and service revenues            409,185       321,960
      Expenses for research and development and
        new lines of business (a)                      77,034        68,288
      Selling, general and administrative
        expenses                                      175,691       126,656
      Restructuring and other nonrecurring
        costs (Note 4)                                  6,284        19,845
                                                     --------      --------
                                                      668,194       536,749
                                                     --------      --------
    Operating Income                                   71,787        49,239
    Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                         38,470        43,059
    Other Income (Expense), Net (Note 3)                1,082        (4,482)
                                                     --------      --------
    Income Before Income Taxes and Minority
      Interest                                        111,339        87,816
    Provision for Income Taxes                         31,939        23,371
    Minority Interest Expense                          28,158        25,901
                                                     --------      --------
    Net Income                                       $ 51,242      $ 38,544
                                                     ========      ========
    Earnings per Share:
      Primary                                        $    .36      $    .30
                                                     ========      ========
      Fully diluted                                  $    .32      $    .27
                                                     ========      ========
    Weighted Average Shares:
      Primary                                         142,791       127,733
                                                     ========      ========
      Fully diluted                                   175,815       159,326
                                                     ========      ========
    (a) Includes costs of:
          Research and development contracts         $ 34,169      $ 40,942
          Internally funded research and
            development                                42,362        26,493
          Other expenses for new lines of
            business                                      503           853
                                                     --------      --------
                                                     $ 77,034      $ 68,288
                                                     ========      ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                           THERMO ELECTRON CORPORATION
                        Consolidated Statement of Income
                                   (Unaudited)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands except per share amounts)             1996            1995
    ------------------------------------------------------------------------
    Revenues:
      Product and service revenues               $2,013,840      $1,477,898
      Research and development contract revenues    124,285         145,435
                                                 ----------      ----------
                                                  2,138,125       1,623,333
                                                 ----------      ----------
    Costs and Expenses:
      Cost of product and service revenues        1,209,280         881,247
      Expenses for research and development and
        new lines of business (a)                   221,675         201,855
      Selling, general and administrative
        expenses                                    510,238         365,162
      Restructuring and other nonrecurring
        costs (Note 4)                               32,264          21,938
                                                 ----------      ----------
                                                  1,973,457       1,470,202
                                                 ----------      ----------
    Operating Income                                164,668         153,131
    Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                      110,857          65,632
    Other Expense, Net (Note 3)                      (6,339)         (7,772)
                                                 ----------      ----------
    Income Before Income Taxes and Minority
      Interest                                      269,186         210,991
    Provision for Income Taxes                       74,589          66,155
    Minority Interest Expense                        57,413          43,558
                                                 ----------      ----------
    Net Income                                   $  137,184      $  101,278
                                                 ==========      ==========
    Earnings per Share:
      Primary                                    $      .99      $      .81
                                                 ==========      ==========
      Fully diluted                              $      .89      $      .71
                                                 ==========      ==========
    Weighted Average Shares:
      Primary                                       138,853         125,058
                                                 ==========      ==========
      Fully diluted                                 175,660         159,057
                                                 ==========      ==========
    (a) Includes costs of:
          Research and development contracts     $  106,140      $  125,203
          Internally funded research and
            development                             113,894          74,110
          Other expenses for new lines of
            business                                  1,641           2,542
                                                 ----------      ----------
                                                 $  221,675      $  201,855
                                                 ==========      ==========
    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                           THERMO ELECTRON CORPORATION

                       Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                      Nine Months Ended
                                                 ----------------------------
                                                 September 28,  September 30,
    (In thousands)                                        1996           1995
    -------------------------------------------------------------------------
    Operating Activities:
        Net cash provided by operating activities  $   167,317   $   105,382
                                                   -----------   -----------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 6)     (371,825)     (213,359)
      Purchases of available-for-sale investments   (1,045,868)     (351,906)
      Purchases of long-term held-to-maturity
        investments                                          -       (22,300)
      Proceeds from sale and maturities of
        available-for-sale investments                 462,611       420,147
      Purchases of property, plant and equipment       (93,280)      (42,580)
      Proceeds from sale of property, plant and
        equipment                                        5,417         5,655
      Issuance of notes receivable                     (16,684)            -
      Other                                                324       (12,885)
                                                   -----------   -----------
        Net cash used in investing activities       (1,059,305)     (217,228)
                                                   -----------   -----------
    Financing Activities:
      Decrease in short-term notes payable             (13,915)       (5,022)
      Net proceeds from issuance of long-term
        obligations (Note 5)                           799,900       132,426
      Repayment and repurchase of long-term
        obligations                                    (51,792)      (30,060)
      Net proceeds from issuance of Company and
        subsidiary common stock (Note 2)               265,114       145,844
      Purchases of subsidiary common stock             (54,844)      (75,351)
      Other                                            (10,078)          593
                                                   -----------   -----------
        Net cash provided by financing activities      934,385       168,430
                                                   -----------   -----------
    Exchange Rate Effect on Cash                         1,270         2,045
                                                   -----------   -----------
    Increase in Cash and Cash Equivalents               43,667        58,629
    Cash and Cash Equivalents at Beginning of
      Period                                           462,861       383,005
                                                   -----------   -----------
    Cash and Cash Equivalents at End of Period     $   506,528   $   441,634
                                                   ===========   ===========

                                        6PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                                                       Nine Months Ended
                                                 ----------------------------
                                                 September 28,  September 30,
    (In thousands)                                        1996           1995
    -------------------------------------------------------------------------
    Noncash activities:
      Conversions of Company and subsidiaries'
        convertible obligations                    $   363,475   $    88,210
                                                   ===========   ===========

      Fair value of assets of acquired companies   $   648,233   $   179,661
      Cash paid for acquired companies                (389,913)     (102,722)
      Issuance of Company and subsidiaries'
        common stock and stock options for
        acquired companies                              (2,351)       (7,780)
      Issuance of long-term obligations for
        acquired company                                     -       (22,300)
                                                   -----------   -----------
          Liabilities assumed of acquired
            companies                              $   255,969   $    46,859
                                                   ===========   ===========


    The accompanying notes are an integral part of these consolidated financial statements.




















                                        7PAGE

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.


    2.   Issuance of Stock by Subsidiaries

         Gain on issuance of stock by subsidiaries in the accompanying statement of income for the three- and nine-month periods ended September 28, 1996, resulted primarily from the following:

         Initial public offering of 3,450,000 shares of ThermoQuest Corporation common stock in March and April 1996 at $15.00 per share for net proceeds of $47.8 million resulted in a gain of $27.2 million that was recorded by the Company's Thermo Instrument Systems Inc. subsidiary.

         Private placement of 300,000 shares of Thermedics Detection Inc. common stock in March 1996 at $10.00 per share for net proceeds of $3.0 million resulted in a gain of $2.5 million that was recorded by the Company's Thermedics Inc.
         subsidiary.

         Initial public offering of 2,875,000 shares of Thermo
         Sentron Inc. common stock in April 1996 at $16.00 per share for net proceeds of $42.3 million resulted in a gain of $18.0 million that was recorded by Thermedics.

         Initial public offering of 3,450,000 shares of Thermo Optek Corporation common stock in June and July 1996 at $13.50 per share for net proceeds of $42.9 million resulted in a gain of $25.1 million that was recorded by Thermo Instrument.

                                        8PAGE

                           THERMO ELECTRON CORPORATION

         Initial public offering of 2,875,000 shares of Trex Medical Corporation common stock and 871,832 shares of Trex Medical common stock in a concurrent rights offering in July 1996 at $14.00 per share for net proceeds of $49.1 million resulted in a gain of $25.6 million recorded by the Company's ThermoTrex Corporation subsidiary.

         Initial public offering of 1,500,000 shares of Thermo BioAnalysis Corporation common stock in September 1996 at $14.00 per share for net proceeds of $18.6 million resulted in a gain of $8.8 million that was recorded by Thermo Instrument.


   3.    Other Income (Expense), Net

         The components of other income (expense), net, in the accompanying statement of income are as follows:

                              Three Months Ended          Nine Months Ended
                            ---------------------       ---------------------
                            Sept. 28,    Sept. 30,      Sept. 28,   Sept. 30,
   (In thousands)                1996         1995           1996        1995
   --------------------------------------------------------------------------
   Interest income           $ 24,336     $ 16,066      $ 68,076    $ 45,657
   Interest expense           (21,820)     (20,154)      (75,056)    (57,024)
   Equity in income
     (loss) of
     unconsolidated
     subsidiaries                 104         (956)         (162)       (315)
   Gain on sale of
     investments                3,932            -         6,657           -
   Other income
     (expense), net            (5,470)         562        (5,854)      3,910
                             --------     --------      --------    --------
                             $  1,082     $ (4,482)     $ (6,339)   $ (7,772)
                             ========     ========      ========    ========


   4.    Restructuring and Other Nonrecurring Costs

         During the third quarter of 1996, the Company recorded $6.3 million of nonrecurring costs, which included $4.4 million primarily for the write-off of a non-trade receivable and severance costs at the Company's wholly owned Peter Brotherhood Ltd. subsidiary; $1.3 million for the settlement of a pre-acquisition legal dispute and severance costs for terminated employees at the Company's wholly owned SensorMedics subsidiary; and $0.6 million for costs to close and relocate a foreign business to the U.S. at the Company's wholly owned Nicolet Biomedical subsidiary.

         During the second quarter of 1996, the Company recorded $22.5 million of nonrecurring costs, which included a write-off of $12.7 million of cost in excess of net assets of acquired company and certain other intangible assets at Thermedics' Corpak Inc. subsidiary and $9.8 million of costs incurred by SensorMedics as a result of its merger with the Company

                                        9PAGE

                           THERMO ELECTRON CORPORATION

   (Note 6). The write-off at Corpak was a result of Thermedics no longer intending to further invest in this business and analysis that indicates that the expected future undiscounted cash flows from this business will be insufficient to recover Thermedics' investment. The SensorMedics costs include employee compensation that became payable as a result of the merger with the Company, as well as certain investment banking fees and related transaction costs.

         During the first quarter of 1996, the Company wrote off $3.5 million of acquired technology in connection with the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons) (Note 6).


   5.    Debenture Offering

         In January 1996, the Company issued and sold $585 million principal amount of 4 1/4% subordinated convertible debentures due 2003. The debentures are convertible into shares of the Company's common stock at a price of $37.80 per share.


   6.    Acquisitions

         On March 29, 1996, Thermo Instrument completed the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, a wholly owned subsidiary of Rhone-Poulenc Rorer Inc., for approximately 123.7 million British pounds sterling in cash (approximately $189.2 million) and the assumption of approximately 30.8 million British pounds sterling of indebtedness (approximately $47.1 million). The purchase price is subject to post-closing adjustments equal to the amounts by which the net tangible assets and net debt of the acquired businesses on the closing date are greater or less than certain target amounts agreed to by the parties. Thermo Instrument and Fisons are attempting to agree on the required adjustment to the purchase price. Thermo Instrument is seeking a reduction in the purchase price based on its calculation of the net tangible assets of the acquired businesses. If the parties are unable to reach agreement, a firm of independent public accountants will be appointed to determine the adjustment. Although there can be no assurance that Thermo Instrument will receive a reduction in the purchase price from Fisons, any such adjustment would affect the purchase price allocation, including the amount allocated to cost in excess of net assets of acquired companies. In the first quarter of 1996, Thermo Instrument wrote off $3.5 million of acquired technology in connection with this acquisition. The businesses acquired are involved in the research, development, manufacture, and sale of analytical instruments to industrial and research laboratories worldwide. During the first nine months of 1996, the Company and its majority-owned subsidiaries made several other acquisitions for $200.7 million in cash and Company and subsidiary common stock valued at $2.4 million, subject to post-closing adjustments.

                                       10PAGE

                           THERMO ELECTRON CORPORATION

         These acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the accompanying financial statements from their respective dates of acquisition. The cost of the acquisitions exceeded the estimated fair value of the acquired net assets by $302.3 million, which is being amortized principally over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since the acquisitions were not material to the Company's results of operations.

         In connection with the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, Thermo Instrument has undertaken a restructuring of the acquired businesses. In accordance with the requirements of Emerging Issues Task Force Pronouncement 95-3 (EITF 95-3), Thermo Instrument is in the process of developing a plan that is expected to include reductions in staffing levels, abandonment of excess facilities, and possible other costs associated with exiting certain activities of the acquired businesses. As part of the cost of the acquisition, Thermo Instrument established reserves totaling $35 million for estimated severance, excess facilities, and other exit costs associated with the acquisition, $10 million of which was expended during the first nine months of 1996, primarily for severance costs. Unresolved issues existing at September 28, 1996 included further identifying specific employees for termination and locations to be abandoned or consolidated, among other decisions concerning the integration of the acquired businesses into Thermo Instrument. In accordance with EITF 95-3, finalization of Thermo Instrument's plan for restructuring the acquired businesses will not occur beyond one year from the date of the acquisition. Any changes in estimates of these costs prior to such finalization will be recorded as adjustments to cost in excess of net assets of acquired companies.

         In June 1996, the Company acquired SensorMedics in exchange for 1,133,191 shares of Company common stock, in addition to 156,590 shares reserved for issuance upon exercise of stock options and warrants. SensorMedics provides systems for pulmonary function and sleep disorder diagnosis, as well as high-frequency ventilation for pediatric and neonatal care. SensorMedics also manufactures and markets respiratory gas analyzers, physiological testing equipment and recorders, and pulse oximeters. The acquisition has been accounted for under the pooling-of-interests method. Accordingly, historical information for 1995 and 1996 has been restated to include the results of SensorMedics.


                                       11PAGE

                           THERMO ELECTRON CORPORATION

         Revenues and net income as previously reported by the separate entities prior to the acquisition and as restated for the combined Company, are as follows:

                                             Three               Nine
                                         Months Ended        Months Ended
                                      ------------------  ------------------
    (In thousands)                    September 30, 1995  September 30, 1995
    ------------------------------------------------------------------------
    Revenues:
      Previously reported                     $  570,373          $1,577,639
      SensorMedics                                15,615              45,694
                                              ----------          ----------
                                              $  585,988          $1,623,333
                                              ==========          ==========
    Net Income:
      Previously reported                     $   38,133          $  100,265
      SensorMedics                                   411               1,013
                                              ----------          ----------
                                              $   38,544          $  101,278
                                              ==========          ==========


    7.   Stock Split

         All share and per share information, except for share information in the accompanying 1995 balance sheet, has been restated to reflect a three-for-two stock split, effected in the form of a 50% stock dividend, which was distributed in June 1996.


    8.   Litigation

         Cogeneration Joint Venture

         The previously disclosed settlement agreement between Florida Power and Light (FPL) and the joint venture of the Company and Rolls-Royce, Inc., pertaining to the Dade County cogeneration plant, was approved by the Florida Public Service Commission and became effective during the third quarter of 1996. The settlement includes (i) the continued closure of the plant but the availability of its capacity for potential dispatch by FPL, (ii) ongoing payments by FPL of the plant's lease payments and operation and maintenance costs, and a one-time cash payment of which the Company's share was $1,480,000, and (iii) termination of all related litigation and regulatory proceedings. The Company has evaluated its reserves established for this and other legal contingencies and has concluded that no adjustment to such reserves is necessary.


                                       12PAGE

                           THERMO ELECTRON CORPORATION

    9.   Subsequent Event

         In October 1996, Thermo Instrument issued and sold $172.5 million principal amount of 4 1/2% senior convertible debentures due 2003. The debentures are convertible into shares of Thermo Instrument's common stock at a price of $43.07 per share and are guaranteed by the Company. In lieu of issuing all or a portion of Thermo Instrument's common stock upon conversion, Thermo Instrument has the option to deliver shares of the Company's common stock with an aggregate value equal to the market value of Thermo Instrument's common stock otherwise issuable upon such conversion. The Company has agreed to sell, at market prices, such number of shares of its common stock to Thermo Instrument as Thermo Instrument may require to exercise such option.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Sales for the third quarter of 1996 were $740.0 million, an increase of $154.0 million, or 26%, over the third quarter of 1995. Segment income, excluding restructuring and other nonrecurring costs of $6.3 million in 1996 and $19.8 million in 1995 described below, increased 15% to $85.9 million from $74.4 million in 1995. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, and income taxes.) Operating income, which includes restructuring and other nonrecurring costs, was $71.8 million in 1996, compared with $49.2 million in 1995. Financial results for 1995 have been restated to include SensorMedics Corporation, which was acquired in a pooling-of-interests transaction in June 1996 (Note 6).

         Sales from the Instruments segment were $315.3 million in 1996, an increase of $121.4 million, or 63%, over 1995. Sales increased primarily due to acquisitions made by Thermo Instrument Systems Inc., which added $116.4 million of sales in 1996. The remainder of the increase resulted primarily from greater demand experienced by Thermo Instrument's mass spectrometry business as a result of a product introduced in the first quarter of 1996 and, to a lesser extent, greater demand for Fourier transform infrared and atomic absorption and atomic emission spectrometry products. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates decreased segment revenues by $4.3 million in 1996. Segment income margin (segment income margin is

                                       13PAGE

                           THERMO ELECTRON CORPORATION
    segment income as a percentage of sales) was 12.3% in 1996, compared with 13.3% in 1995. Segment income margin declined primarily due to lower margins at acquired businesses, including the businesses formerly included within the Scientific Instruments Division of Fisons plc.

         Sales from the Alternative-energy Systems segment were $91.9 million in 1996, an increase of $2.7 million, or 3%, over 1995. Within this segment, revenues from Thermo Ecotek Corporation, which consist primarily of revenues from biomass power plant operations, were $47.0 million in 1996, compared with $42.1 million in 1995. This increase resulted from higher contractual energy rates at all of Thermo Ecotek's facilities, except the Hemphill plant in New Hampshire, an increase in revenues at the Delano plants in California resulting from full operation for the quarter compared with a paid curtailment program negotiated with the power purchaser in 1995, and an acquisition that added $1.2 million in revenues. In July 1996, the Company sold its waste-recycling facility in southern California, which had revenues of $4.9 million in 1995. Sales from Thermo Power Corporation were $31.1 million in 1996, compared with $28.5 million in 1995. This increase resulted primarily from greater demand for custom-designed industrial refrigeration packages and, to a lesser extent, increased demand for remanufactured commercial cooling equipment, offset in part by lower demand for rental equipment resulting from generally lower temperatures in 1996 compared with 1995. Sales at Peter Brotherhood Ltd. declined 3% to $13.9 million due to lower demand.

         Segment income from the Alternative-energy Systems segment was $16.0 million in 1996, compared with $19.4 million in 1995, excluding restructuring and other nonrecurring costs of $4.4 million in 1996 and $11.5 million in 1995. Thermo Ecotek had segment income of $16.8 million in 1996, compared with $16.0 million in 1995. This improvement resulted primarily from increased revenues. Segment income from the Company's waste-recycling facility in Southern California was $1.7 million in 1995. Results for this facility, net of related interest expense (not included in segment income), were approximately at a breakeven level for the third quarter of 1996. Segment income at Thermo Power declined to $0.4 million from $2.3 million due to changes in sales mix, higher depreciation expense incurred at its NuTemp subsidiary as a result of an increase in NuTemp's rental assets, and higher warranty expenses for marine-engine products. Thermo Power has experienced a cost increase in one of the major components of its industrial refrigeration packages, which is expected to adversely affect the gross profit margin contributed by these products. Peter Brotherhood incurred a segment loss of $1.1 million in 1996, compared with a loss of $0.6 million in 1995. This decline results from lower sales, increased costs to complete jobs in process, and competitive pricing pressures. Restructuring and other nonrecurring costs of $4.4 million in 1996 primarily represent the write-off of a non-trade receivable and severance costs incurred at Peter Brotherhood. The 1995 costs of $11.5 million represents the write-off of the Company's net investment in its waste-recycling facility in southern California. This facility was sold in July 1996, with no material additional gain or loss resulting from the sale.

                                       14PAGE

                           THERMO ELECTRON CORPORATION

         Sales in the Process Equipment segment were $56.2 million in 1996, compared with $92.6 million in 1995. A wholly owned subsidiary of the Company recorded revenues from an office wastepaper de-inking contract of $1.6 million in 1996 and $28.1 million in 1995. This contract was substantially completed in the first quarter of 1996. Sales from Thermo Fibertek Inc. decreased to $46.1 million in 1995 from $56.2 million in 1995, primarily due to a decrease of $4.7 million in revenues earned under a subcontract with the Company to supply equipment and services for the office wastepaper de-inking facility described above, and a $4.5 million decrease in recycling revenues primarily due to a decrease in demand resulting from depressed de-inked pulp prices. Revenues from Thermo Fibertek's accessories business decreased $0.4 million due to a $1.5 million decrease from the North American business, which primarily reflects a large order shipped in the third quarter of 1995, offset in part by a $1.1 million increase from Thermo Fibertek's Lamort subsidiary, primarily as a result of increased demand. Sales of Thermo TerraTech Inc.'s thermal-processing equipment increased $1.1 million primarily due to an increase in demand, while sales from the Company's wholly owned Napco Inc. subsidiary's automated electroplating equipment business declined $1.0 million. Segment income margin, excluding restructuring and other nonrecurring costs of $7.5 million in 1995, was 15.1% in 1996, compared with 11.7% in 1995. This improvement resulted primarily from a nonrecurring payment received under the office wastepaper de-inking contract in 1996, which represents certain cost savings on the contract, and increased revenues from Thermo TerraTech's thermal-processing equipment business. Restructuring and other nonrecurring costs of $7.5 million in 1995 represents the write-off of costs in excess of net assets of acquired companies, of which $5.0 million was recorded by Thermo TerraTech and $2.5 million was recorded by Napco.

         Sales in the Biomedical Products segment were $115.2 million in 1996, an increase of $38.1 million, or 49%, over 1995. This increase is primarily due to the inclusion of $33.6 million in revenues from acquired businesses. Segment income margin, excluding restructuring and other nonrecurring costs of $1.9 million in 1996, improved to 13.5% in 1996 from 10.6% in 1995, primarily as a result of increased sales, offset in part by lower margins at certain acquired businesses. Restructuring and other nonrecurring costs of $1.9 million include $1.3 million recorded by SensorMedics for settlement of a pre-acquisition legal dispute and severance costs for terminated employees, and $0.6 million recorded by Nicolet Biomedical to close and relocate a foreign business to the U.S. The Company's Thermo Cardiosystems Inc. subsidiary has signed a letter of intent to acquire a company principally engaged in research and development, for a purchase price of $5.0 million. Should Thermo Cardiosystems complete the acquisition, it expects that a substantial portion of the purchase price would represent acquired technology under development and, accordingly, would be recorded as an expense in the period in which the acquisition occurs.

         Sales in the Environmental Services segment were $68.4 million in 1996, an increase of $12.9 million, or 23%, over 1995. Revenues from Thermo TerraTech's remediation and recycling services were $30.8 million in 1996, compared with $17.1 million in 1995, primarily due to the

                                       15PAGE

                           THERMO ELECTRON CORPORATION
    inclusion of $13.7 million in revenues from acquired businesses and, to a lesser extent, higher revenues from health physics services. Revenues from soil-remediation services decreased 21% resulting from declines in the volume of soil processed due to reduced compliance requirements and/or enforcement activities in several states and competitive pricing pressures. Revenues from laboratory-testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, decreased to $8.3 million in 1996 from $10.2 million in 1995, largely due to reduced federal spending. Sales of metallurgical services increased to $11.4 million in 1996, compared with $9.9 million in 1995 primarily due to increased demand. Segment income declined to $3.1 million in 1996, compared with $6.8 million in 1995, primarily due to a decline in traditionally higher-margin soil-remediation revenues due to lower volumes of soil processed and to lower margins resulting from competitive pricing pressures for this business, and costs incurred within laboratory testing services to eliminate redundant capabilities at regional laboratories.

         Sales from the Advanced Technologies segment were $94.7 million in 1996, compared with $78.9 million in 1995. Sales increased $19.3 million due to the inclusion of revenues from acquired businesses. Sales from ThermoLase Corporation's hair-removal business were $2.0 million, which includes $0.7 million in SoftLight(SM) licensing fees from a Japanese joint venture established in January 1996. Lower U.S. government contract funding resulted in a 14% decline in sales at Coleman Research Corporation to $34.3 million. Segment income, excluding restructuring and other nonrecurring costs of $0.9 million in 1995, was $4.1 million in 1996, compared with $3.3 million in 1995. Segment income provided by acquired companies and additional income from certain businesses were offset in part by a loss at ThermoTrex Corporation's advanced technology research center, resulting from cost overruns and higher expenses to develop new lines of business and, to a lesser extent, the decline in contract revenues at Coleman Research. Restructuring and other nonrecurring costs of $0.9 million in 1995 were recorded by ThermoTrex and represent primarily the write-off of intangible assets of a small operation.

         The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries, the issuance of stock by subsidiaries upon conversion of convertible debentures, and similar transactions, the Company recorded gains of $38.5 million in 1996 and $43.1 million in 1995 (Note 2). Minority interest expense increased to $28.2 million in 1996 from $25.9 million in 1995. Minority interest expense includes $15.1 million in 1996 and $18.5 million in 1995 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.

                                       16PAGE

                           THERMO ELECTRON CORPORATION

    First Nine Months 1996 Compared With First Nine Months 1995

         Sales for the first nine months of 1996 were $2,138.1 million, an increase of $514.8 million, or 32%, over the 1995 period. Segment income, excluding restructuring and other nonrecurring costs of $32.3 million in 1996 and $21.9 million in 1995, was $219.9 million in the 1996 period and $192.3 million in the 1995 period. Operating income, which includes restructuring and other nonrecurring costs, was $164.7 million in 1996 and $153.1 million in 1995.

         Sales from the Instruments segment were $862.4 million, an increase of $309.8 million, or 56%, over 1995. Sales increased primarily due to acquisitions made by Thermo Instrument, which added $287.0 million of sales in 1996. The remainder of the increase resulted from greater demand at Thermo Instrument's mass spectrometry and Fourier transform infrared businesses as a result of recently introduced products. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates decreased revenues by $14.3 million in 1996. Segment income margin declined to 11.1% in 1996 from 14.2% in 1995, excluding the effect of a $3.5 million write-off of acquired technology resulting from an acquisition, primarily due to lower margins at acquired businesses.

         Sales from the Alternative-energy Systems segment were $258.9 million in 1996, compared with $244.6 million in 1995. Within this segment, revenues from Thermo Ecotek were $115.8 million in 1996, compared with $107.1 million in 1995. This increase resulted from higher contractual energy rates at all of Thermo Ecotek's facilities, except the Hemphill plant in New Hampshire, increased revenues at the Delano plants in California resulting from fewer days of scheduled and unscheduled outages, and an acquisition, which added $1.7 million in revenues. Revenues from the Company's waste-recycling facility in southern California were $9.2 million in 1996, compared with $17.4 million in 1995. This facility was sold in July 1996. Sales at Peter Brotherhood increased 2% to $40.8 million as a result of increased demand for steam turbines. Sales from Thermo Power were $93.3 million in 1996, compared with $80.9 million in 1995. This increase resulted from increased demand for custom-designed industrial refrigeration packages, remanufactured commercial cooling equipment, natural gas TecoDrive(R) engines, and the inclusion of revenues from lift-truck engines, offset in part by declines in revenues from rental equipment and marine-engine products.

         Segment income from the Alternative-energy Systems segment was $32.6 million in 1996, compared with $33.9 million in 1995, excluding restructuring and other nonrecurring costs of $4.4 million in 1996 and $11.5 million in 1995, discussed in the results of operations for the third quarter. Thermo Ecotek had segment income of $29.5 million in 1996, compared with $26.5 million in 1995. This improvement results from increased revenues and also lower fuel costs at Thermo Ecotek's California plants. Segment income from the Company's waste-recycling facility was $4.6 million in 1996 and $3.9 million in 1995. Results from this facility, net of related interest expense (not included in segment income), were approximately at the breakeven level for both periods. Segment income at Thermo Power declined by $3.4 million due to a change
                                       17PAGE

                           THERMO ELECTRON CORPORATION
    in sales mix, lost production time at FES during severe winter storms, higher depreciation expense at NuTemp, and higher marine-engine warranty expenses. Peter Brotherhood incurred a segment loss of $2.4 million in 1996, compared with a loss of $0.9 million in 1995. The decline resulted from increased costs to complete jobs in process as well as competitive pricing pressures.

         Sales in the Process Equipment segment were $226.9 million in 1996, compared with $222.5 million in 1995. Sales from Thermo Fibertek declined 4%, to $143.7 million. Revenues under a subcontract from Thermo Electron decreased $11.6 million as discussed in the results of operations for the third quarter. Revenues from Thermo Fibertek's recycling business declined an additional $3.6 million due to lower demand resulting from depressed de-inked pulp prices. Revenues from Thermo Fibertek's North American and Lamort subsidiaries' accessories business increased $8.6 million principally due to increased demand. The effects of currency translation reduced Thermo Fibertek's revenue by $1.3 million in 1996. A wholly owned subsidiary of the Company recorded revenues from an office wastepaper de-inking contract of $57.1 million in 1996 and $47.6 million in 1995. This contract was substantially completed in the first quarter of 1996. Sales of Thermo TerraTech's thermal-processing equipment increased $5.8 million due to increased demand, while sales of automated electroplating equipment from Napco declined $5.1 million. Segment income margin, excluding restructuring and other nonrecurring costs of $7.5 million in 1995, was 11.9% in 1996, compared with 11.4% in 1995. The restructuring and other nonrecurring costs were discussed in the results of operations for the third quarter.

         Sales in the Biomedical Products segment were $318.7 million in 1996, an increase of $102.7 million, or 48%, over 1995. Sales were primarily affected by the factors discussed in the results of operations for the third quarter, including an increase of $86.4 million due to acquisitions. Segment income margin improved to 12.3% in 1996 from 10.9% in 1995, excluding restructuring and other nonrecurring costs of $24.4 million in 1996. This improvement in margin resulted from increased sales. In addition to the $1.9 million of restructuring and other nonrecurring costs discussed in the results of operations for the third quarter, the Company recorded $22.5 million of such costs in the second quarter of 1996, which consisted of a write-off of $12.7 million of costs in excess of net assets of acquired company and certain other intangible assets at Thermedics' Corpak Inc. subsidiary and $9.8 million of costs incurred by SensorMedics as a result of its merger with the Company. The write-off at Corpak was a result of Thermedics no longer intending to further invest in this business and analysis that indicates that the expected future undiscounted cash flows from this business will be insufficient to recover its investment.

         Sales in the Environmental Services segment were $196.8 million, an increase of $42.9 million, or 28%, over 1995. Revenues from Thermo TerraTech's remediation and recycling services were $83.5 million in

                                       18PAGE

                           THERMO ELECTRON CORPORATION

    1996, compared with $47.8 million in 1995, primarily due to the inclusion of $35.3 million in revenues from acquired businesses. This increase was offset in part by declines at Thermo EuroTech and Thermo TerraTech's radiochemistry laboratory businesses, reflecting a reduction in spending at the Department of Energy and reduced federal government budget appropriations. Revenues from soil-remediation services declined $2.6 million in 1996 due to the reasons discussed in the results of operations for the third quarter. Sales of metallurgical services were $32.7 million in 1996, compared with $33.4 million in 1995. Sales declined $2.9 million as a result of closing a small plant in 1995, mostly offset by increased demand for existing products. Segment income, before restructuring and other nonrecurring costs of $1.5 million in 1995, was $12.6 million in 1996, compared with $16.9 million in 1995. Segment income from acquisitions was more than offset by a loss of $2.9 million incurred at Thermo EuroTech, resulting primarily from the settlement of several contract disputes, as well as severe winter weather, which affected all phases of Thermo EuroTech's business, and due to lower income from soil-remediation services, which was affected by the factors discussed in the results of operations for the third quarter. In 1995, a wholly owned subsidiary of the Company recorded restructuring and other nonrecurring costs of $1.5 million as a result of the decision to close a metallurgical services division located in Albuquerque, New Mexico.

         Sales from the Advanced Technologies segment were $280.3 million in 1996, compared with $237.7 million in 1995. Sales increased $53.1 million due to the inclusion of sales from acquired businesses and increased $4.6 million due to sales from ThermoLase's hair-removal business. These increases were offset in part by a decline of $10.7 million in sales of Thermedics' process-detection instruments to the beverage industry, resulting from a major customer substantially completing its deployment of product quality assurance systems, and declines due to lower U.S. government contract funding at Coleman Research and ThermoTrex. Segment income declined $1.3 million in 1996 to $13.1 million due to the reasons discussed in the results of operations for the third quarter.

         The Company recorded gains as a result of the sale of stock by subsidiaries of $110.9 million in 1996 and $65.6 million in 1995. (Note 2). Minority interest expense increased to $57.4 million in 1996 from $43.6 million in 1995. Minority interest expense includes $33.9 million in 1996 and $21.6 million in 1995 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.

    Liquidity and Capital Resources

         Consolidated working capital was $2,021.2 million at September 28, 1996, compared with $1,317.1 million at December 30, 1995. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,711.5 million at September 28, 1996, compared with $1,056.7 million at December 30, 1995. In addition, at September 28, 1996, the Company had $66.6 million of long-term available-for-sale investments and $25.1 million of long-term held-to-maturity investments, compared with $61.8 million of long-term

                                       19PAGE

                           THERMO ELECTRON CORPORATION
    available-for-sale investments and $23.8 million of long-term held-to-maturity investments at December 30, 1995. Of the $1,803.2 million of cash, cash equivalents, short- and long-term available-for-sale investments, and long-term held-to-maturity investments at September 28, 1996, $1,031.0 million was held by the Company's majority-owned subsidiaries, and the remainder by the Company and its wholly owned subsidiaries. Net proceeds from the issuance of Company and subsidiary common stock totaled $265.1 million in the first nine months of 1996. Net proceeds from the issuance of long-term obligations by the Company and its majority owned subsidiaries totaled $799.9 million during the first nine months of 1996 (Note 5). The Company and its majority-owned subsidiaries expended $51.8 million for the repayment and repurchase of long-term obligations.

         During the first nine months of 1996, the Company expended $389.9 million for acquisitions and $93.3 million for purchases of property, plant and equipment. In July 1996, the Company sold its waste-recycling facility in southern California to the facility's customer, the County of San Diego. In connection with the sale, the County assumed the outstanding debt on this facility, classified as "tax-exempt obligations" in the accompanying 1995 balance sheet. The Company has agreements or letters of intent to expend approximately $12 million on the acquisition of new businesses. These transactions are subject to various conditions to closing, and there can be no assurance that all of the transactions will be consummated. In the remainder of 1996, the Company plans to make capital expenditures of approximately $57 million.

         During the first nine months of 1996, the Company and its majority-owned subsidiaries expended $54.8 million to purchase the common stock of certain of the Company's subsidiaries. The Company expects that these purchases will continue, although the amount of purchases in a given reporting period may vary significantly.


    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Risks Associated with Acquisition Strategy. The Company's strategy includes the acquisition of businesses that complement or augment the Company's existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. Any acquisitions completed by the Company may be made at substantial premiums over the fair value of the net assets of the acquired companies. There can be no assurance that
                                       20PAGE

                           THERMO ELECTRON CORPORATION
    the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.

         Risks Associated with Spinout of Subsidiaries. The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. As a result of the sale of stock by subsidiaries, the issuance of stock by subsidiaries upon conversion of convertible debentures and similar transactions, the Company records gains that represent the increase in the Company's net investment in the subsidiaries. These gains have represented a substantial portion of the net income reported by the Company in certain periods. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to generate gains from such transactions in the future.

         In addition, in October 1995, the Financial Accounting Standards Board (FASB) issued an exposure draft of a Proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements:
    Policy and Procedures" (the "Proposed Statement"). The Proposed Statement would establish new rules for how consolidated financial statements should be prepared. If the Proposed Statement is adopted, there could be significant changes in the way the Company records certain transactions of its controlled subsidiaries. Among those changes, any sale of the stock of a subsidiary that does not result in a loss of control would be accounted for as a transaction in equity of the consolidated entity with no gain or loss being recorded. The FASB expects to issue a final statement or a revised exposure draft in 1997.

         Competition. The Company encounters and expects to continue to encounter significant competition in the sale of its products and services. The Company's competitors include a number of large multinational corporations, some of which may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development, or ability to develop new technologies will be sufficient to enable it to compete effectively.

         Risks Associated With International Operations. International sales account for a substantial portion of Company's revenues, and the Company intends to continue to expand its presence in international markets. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign
                                       21PAGE

                           THERMO ELECTRON CORPORATION
    customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse impact on the Company's business and results of operations.

         Rapid and Significant Technological Change and New Products. The markets for the Company's products are characterized by rapid and significant technological change, evolving industry standards and frequent new product introductions and enhancements. Many of the Company's products and products under development are technologically innovative, and require significant planning, design, development and testing, at the technological, product and manufacturing process levels. These activities require significant capital commitments and investment by the Company. In addition, products that are competitive in the Company's markets are characterized by rapid and significant technological change due to industry standards that may change on short notice and by the introduction of new products and technologies that render existing products and technologies uncompetitive or obsolete. There can be no assurance that any of the products currently being developed by the Company, or those to be developed in the future, will be technologically feasible or accepted by the marketplace, that any such development will be completed in any particular time frame, or that the Company's products or proprietary technologies will not become uncompetitive or obsolete.

         Possible Adverse Effect from Changes in Governmental Regulations. The Company competes in several markets which involve compliance by its customers with Federal, state, local, and foreign regulations, such as environmental, health and safety, and food and drug regulations. The Company develops, configures, and markets its products to meet customer needs created by such regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in regulations could adversely affect demand for the Company's products in regulated markets.

       Risks Associated with Dependence on Capital Spending Policies and Government Funding. The Company's customers include pharmaceutical and chemical companies, laboratories, universities, health care providers, paper manufacturers, consumer product companies, government agencies, and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, and the effects of different economic cycles. Any decrease in capital spending by any of the customer

                                       22PAGE

                           THERMO ELECTRON CORPORATION
    groups that account for a significant portion of the Company's sales could have a material adverse effect on the Company's business and results of operations.

         Dependence on Patents and Proprietary Rights. The Company places considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace. The Company's success depends in part on its ability to develop patentable products and obtain and enforce patent protection for its products both in the United States and in other countries. The Company owns numerous U.S. and foreign patents, and intends to file additional applications for patents as appropriate to cover its products. No assurance can be given that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected.

         The Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.


    Item 6 - Exhibits

         See Exhibit Index on page immediately preceding exhibits.





                                       23PAGE

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 1996.

                                            THERMO ELECTRON CORPORATION



                                            Paul F. Kelleher
                                            -------------------------
                                            Paul F. Kelleher
                                            Vice President, Finance and
                                            Administration



                                            John N. Hatsopoulos
                                            -------------------------
                                            John N. Hatsopoulos
                                            President and Chief Financial
                                            Officer

























                                       24PAGE

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                                 Page
    ------------------------------------------------------------------------

      10.1       Stock Holdings Assistance Plan and Form of
                 Promissory Note.

      11         Statement re: Computation of earnings per share.

      27         Financial Data Schedule.