Form 10-K
period 1996-12-28
THERMO ELECTRON CORP
filed 1997-03-20
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 28, 1996

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $5,267,295,000.

   As of January 24, 1997, the Registrant had 149,925,557 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I


    Item 1.  Business

    (a)  General Development of Business

         Thermo Electron Corporation and its subsidiaries (the Company or the Registrant) develop, manufacture, and market environmental monitoring and analysis instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper-recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. The Company also provides a range of services for the personal care, environmental, laboratory analysis, and metals-processing industries, and conducts advanced-technology research and development. The Company performs its business through divisions and wholly owned subsidiaries, as well as majority-owned subsidiaries that are partially owned by the public or by private investors.

         A key element in the Company's growth has been its ability to commercialize innovative products and services emanating from research and development activities conducted at the Company's various subsidiaries and divisions. The Company's strategy has been to identify business opportunities arising from social, economic, and regulatory issues, and to seek a leading market share through the application of proprietary technology. As part of this strategy, the Company continues to focus on the acquisition of complementary businesses that can be integrated into its existing core businesses to leverage access to new markets.

         The Company believes that maintaining an entrepreneurial atmosphere is essential to its continued growth and development. To preserve this atmosphere, the Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. The Company's wholly and majority-owned subsidiaries are provided with centralized corporate development, administrative, financial, and other services that would not be available to many independent companies of similar size. As of March 19, 1997, the Company had 22 subsidiaries that have sold minority equity interests, 19 of which are publicly traded and three of which are privately held.

         The Company is a Delaware corporation and was incorporated in 1956. The Company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.

    Forward-looking Statements

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are

                                        2PAGE
    not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996 Annual Report to Shareholders incorporated herein by reference.

    (b)  Financial Information About Industry Segments

         The Company's products and services are divided into six segments:
    Instruments, Alternative-energy Systems, Process Equipment, Biomedical Products, Environmental Services, and Advanced Technologies. Products or services within a particular segment are provided by more than one subsidiary, and certain subsidiaries' products or services are included in more than one segment. The principal products and services offered by the Company in the six industry segments are described below. Financial information concerning the Company's industry segments is summarized in
    Note 14 to Consolidated Financial Statements in the Registrant's 1996* Annual Report to Shareholders and is incorporated herein by reference.

    (c)  Description of Business

         (i) Principal Products and Services

    Instruments

         The Company, through its Thermo Instrument Systems Inc. subsidiary, is a worldwide leader in the development, manufacture, and marketing of instruments used to identify and analyze air pollution, radioactivity, complex chemical compounds, toxic metals, and other elements in a broad range of liquids, solids, and gases. Thermo Instrument also provides instruments that control, monitor, image, inspect, and measure various industrial processes and life sciences phenomena.

         Thermo Instrument historically has expanded both through the acquisition of companies and product lines and through the internal development of new products and technologies. During the past several years, Thermo Instrument has completed a number of complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution.

         In March 1996, Thermo Instrument completed the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc, (Fisons) a wholly owned subsidiary of Rhone-Poulenc Rorer Inc., for approximately 123.5 million British pounds sterling in cash (approximately $188.9 million) and the assumption of approximately 30.8 million British pounds sterling of indebtedness


    * References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        3PAGE

    (approximately $47.2 million). The purchase price is subject to a post-closing adjustment based on the net assets of the acquired businesses. The businesses acquired from Fisons substantially added to Thermo Instrument's research, development, manufacture, and sale of analytical instruments to industrial and research laboratories worldwide. Following the acquisition, certain of the Fisons businesses have been sold by Thermo Instrument to its public subsidiaries with complementary technologies and markets.

         On March 12, 1997, Thermo Instrument declared unconditional in all respects its cash tender offer for all outstanding shares of Life Sciences International PLC (Life Sciences) for 135 pence per share (approximately $2.16 per share). As of that date, Thermo Instrument had received acceptances representing approximately 91% of the Life Sciences shares outstanding and Thermo Instrument owned an additional 3% of the outstanding Life Sciences shares. There are approximately 175 million Life Sciences shares outstanding. Thermo Instrument has established March 26, 1997, as the date for payment for all shares as to which acceptance has been received. In addition, Thermo Instrument expects to repay approximately $72 million of Life Sciences's debt, net of acquired cash expected to be used. Life Sciences, a London Stock Exchange-listed company, manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets.

         Thermo Instrument adopted the Company's spinout strategy in an effort to more clearly focus its many analytical technologies on specific niche markets. To date, Thermo Instrument has completed initial public offerings of ThermoSpectra Corporation, ThermoQuest Corporation, Thermo Optek Corporation, and Thermo BioAnalysis Corporation, and a private equity offering of Metrika Systems Corporation.

         ThermoSpectra develops, manufactures, and markets precision imaging, inspection, and measurement instrumentation based on high-speed data acquisition and digital-processing technologies to provide industrial and research customers with integrated systems that address their specific needs.

         ThermoQuest is a leading manufacturer of commercial mass spectrometers that identify and measure the components of a sample for organic or inorganic compounds in the pharmaceutical, environmental, chemical, and food and beverage industries, and in forensic sciences. ThermoQuest also produces high performance liquid chromatographs, gas chromatographs, and related equipment used principally in the research and development and production monitoring of pharmaceuticals and chemicals, and for environmental monitoring.

         Thermo Optek is a worldwide leader in the development, manufacture, and marketing of analytical instruments that use a range of optical spectroscopy and energy-based techniques. Thermo Optek's instruments are used in the quantitative and qualitative chemical analysis of elements and molecular compounds in a variety of solids, liquids, and gases.

         Thermo BioAnalysis develops, manufactures, and markets instruments and information management systems used in biochemical research and

                                        4PAGE
    production, as well as clinical diagnostics. Thermo BioAnalysis focuses on three principal product areas: life sciences instrumentation, information management systems, and health physics instrumentation.

         Metrika Systems manufactures process optimization systems that provide on-line, real-time analysis of the elemental composition of bulk raw materials in basic materials production processes, including coal, cement, and minerals. In addition, Metrika Systems manufactures industrial gauging and process control instruments and systems used principally by manufacturers of web-type materials, such as sheet metal, rubber, and plastic foils, to measure and control parameters such as thickness and coating weight of such materials.

         Thermo Instrument also has a number of wholly owned businesses that manufacture monitoring instruments for three principal markets: the detection and measurement of nuclear radiation; the monitoring of air pollutants including toxic and combustible gases; and process monitoring instruments and control systems for the oil, gas, and petrochemical industries.

    Alternative-energy Systems

         The Company's Alternative-energy Systems segment includes the operation of independent (non-utility) power plants. This segment also includes the manufacture, sale, and servicing of industrial refrigeration systems; natural gas and marine engines; packaged cooling and cogeneration systems; and steam turbines and compressors.

         Through its Thermo Ecotek Corporation subsidiary, the Company designs, develops, owns, and operates independent (non-utility) electric power generation facilities that use environmentally responsible fuels including agricultural and wood wastes, referred to as "biomass." Thermo Ecotek currently operates seven biomass facilities. Its facilities are developed and operated through joint ventures or limited partnerships in which it has a majority interest, or through wholly owned subsidiaries.

         Thermo Ecotek intends to pursue development of power-generation projects both in the U.S. and overseas. In 1996, Thermo Ecotek formed a joint venture in Italy to develop, own, and operate biomass-fueled electric power facilities, and in January 1997, announced an agreement to jointly develop a 30-megawatt power project in the Czech Republic.

         Thermo Ecotek is expanding beyond biomass power generation into other products and processes that protect the environment. In August 1995, Thermo Ecotek, through two wholly owned subsidiaries, entered into a Limited Partnership Agreement with KFx Wyoming, Inc., a subsidiary of KFx Inc. (in which Thermo Ecotek has a 17.8% interest), to develop, construct, and operate a coal-beneficiation plant in Gillette, Wyoming. The plant is expected to begin commercial operation later in 1997 and will employ patented "clean coal" technology to remove excess moisture and increase energy from subbituminous coal extracted from Wyoming's Powder River Basin.

         In May 1996, Thermo Ecotek acquired the assets, subject to certain liabilities, of the biopesticides division of W.R. Grace & Co. (renamed

                                        5PAGE

    Thermo Trilogy), which develops, manufactures, and markets environmentally friendly products for agricultural pest control. In January 1997, Thermo Trilogy acquired the assets of biosys, inc., a producer of pheromone, neem/azadiractin, nematodes, and virus-based biopesticide products, as well as disease-resistant sugar cane.

         The Company, through its Thermo Power Corporation subsidiary, manufactures, markets, and services industrial refrigeration equipment, natural gas engines for vehicular and stationary applications, marine engines, fork-lift engines, and commercial cooling and cogeneration units.

         Through its industrial refrigeration business, Thermo Power supplies standard and custom-designed industrial refrigeration systems used primarily by the food-processing, petrochemical, and pharmaceutical industries. Thermo Power's refrigeration packages can be designed for use with any common refrigerant, but approximately 80% of the units produced operate on ammonia, a cost-effective and environmentally safe substance compared with conventional refrigerants based on chlorofluorocarbons. Thermo Power is also a supplier of both remanufactured and new commercial cooling equipment for sale or rent.

         Thermo Power's engine segment develops, manufactures, markets, and services gasoline engines for recreational boats; propane and gasoline engines for lift trucks; and natural gas engines for fleet vehicles and stationary industrial applications, including cogeneration units, cooling and refrigeration systems, and compressor drives. Many of Thermo Power's products are powered by its low-emission TecoDrive(R) engines, which run solely on compressed natural gas (CNG). Through its privately held ThermoLyte Corporation subsidiary, Thermo Power is developing and commercializing a family of lighting products.

         The Company's Alternative-energy Systems segment also includes a U.K.-based manufacturer of steam turbines and compressors.

    Process Equipment

         The Company designs, manufactures, and sells advanced, custom-engineered processing machinery; paper-recycling and papermaking equipment; and thermal-processing and electroplating systems.

         Through its Thermo Fibertek Inc. subsidiary, the Company designs and manufactures processing machinery, accessories, and water-management systems for the paper and paper-recycling industries. Thermo Fibertek's custom-engineered systems remove debris, impurities, and ink from wastepaper, and process it into a fiber mix used to produce recycled paper. Thermo Fibertek's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper, accessory equipment and related consumables important to the efficient operation of papermaking machines, and water-management systems essential for draining, purifying, and recycling process water.

         A wholly owned subsidiary of the Company entered into a $145 million contract in December 1994 for engineering, procurement, and construction

                                        6PAGE
    services for an office wastepaper de-inking facility located in Menominee, Michigan. Thermo Fibertek supplied more than $16 million of equipment and services under the contract over a two-year period. Construction of the project was completed in 1996, with startup testing currently under way.

         In September 1996, Thermo Fibergen Inc. became a majority-owned public subsidiary of Thermo Fibertek. Thermo Fibergen's principal business consists of conducting research and development to commercialize equipment and systems for recovering materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. Thermo Fibergen's GranTek Inc. subsidiary uses a patented process to convert papermaking sludge into granules that are used as carriers for agricultural chemicals.

         In February 1997, Thermo Fibertek entered into a letter of intent to acquire the assets, subject to certain liabilities, of the stock-preparation business of The Black Clawson Company (Black Clawson) for approximately $110 million in cash. Black Clawson is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper," such as that used for corrugated boxes. The transaction is subject to various conditions of closing.

         Through a wholly owned subsidiary, the Company also manufactures electroplating systems and related waste-treatment equipment and accessories, as well as aqueous systems for cleaning metal parts without using ozone-damaging solvents.

    Biomedical Products

         The Company's Biomedical Products segment comprises a number of diverse medical products businesses, both wholly and publicly owned. Its wholly owned Thermo Biomedical group made two acquisitions in 1996:
    SensorMedics Corporation, a leading provider of systems for pulmonary function diagnosis and a producer of respiratory gas analyzers, physiological testing equipment, and automated sleep analysis systems; and Medical Data Electronics, a manufacturer of patient-monitoring systems.

         Also part of the Company's Thermo Biomedical group is International Technidyne Corporation, a leading manufacturer of hemostasis management products, including blood coagulation-monitoring instruments, and a producer of skin-incision devices that can draw minute but medically significant blood samples through precisely controlled incisions.

         Nicolet Biomedical Inc., wholly owned subsidiary of the Company, is a leading manufacturer of biomedical instruments for assessing muscle, nerve, sleep, hearing, and brain blood-flow disorders, various neurologic disorders, and for related work in clinical neurophysiology. These instruments are used in hospitals, clinics, universities, private-practice medical offices, and medical research facilities.

         Another wholly owned subsidiary of the Company, Bird Medical Technologies, Inc. develops, manufactures, and sells respiratory care equipment and accessories and infection-control products to hospitals,

                                        7PAGE
    subacute care facilities, outpatient surgical centers, doctors, dentists, the military, as well as other manufactures.

         Thermo Cardiosystems Inc., a public subsidiary of Thermedics Inc., has developed an implantable left ventricular-assist system (LVAS) called HeartMate(TM) that, when implanted alongside the natural heart, is designed to take over the pumping function of the left ventricle for patients whose hearts are too damaged or diseased to beat adequately on their own. Thermo Cardiosystems has two versions of the LVAS: a pneumatic (or air driven) system that can be controlled by either a bedside console or portable unit, and an electric system that features an internal electric motor powered by an external battery-pack worn by the patient.

         In April 1994, Thermo Cardiosystems received the European Conformity Mark (CE Mark) for commercial sale of the air-driven LVAS in all European Community countries. In October 1994, the U.S. Food and Drug Administration (FDA) granted approval for commercial sale of the air-driven LVAS in the United States. The electric version of the LVAS, which received the CE Mark in August 1995, is currently being used in clinical trials in the U.S. for patients awaiting heart transplants and may not be sold commercially in this country until it has received FDA approval. In December 1995, the FDA approved the protocol for conducting clinical trials using Thermo Cardiosystems' electric LVAS as an alternative to medical therapy. In December 1996, the Company began actively working with the FDA on the premarket approval application for commercial approval of the electric LVAS used as a bridge to transplant. In Europe, the device is used both as a bridge to transplant and as an alternative to heart transplants.

         In December 1996, Thermo Cardiosystems acquired the business of Nimbus Medical, Inc., a research and development organization involved for more than 20 years in ventricular-assist device and total artificial-heart technology, including high-speed rotary blood pumps, which are relatively small and could potentially provide cardiac support in small adults and children.

         Trex Medical Corporation, a public subsidiary of ThermoTrex Corporation, designs, manufactures, and markets a range of medical imaging systems. It is the world's leading manufacturer of mammography equipment and minimally invasive stereotactic breast-biopsy systems. Trex Medical also manufactures general-purpose and specialty radiographic systems. In 1996, Trex Medical significantly expanded its product lines through the acquisition of two businesses. XRE Corporation, acquired in May, designs, manufactures, and markets specialized X-ray systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions. Continental X-Ray Corporation, acquired in September, produces a broad line of general-purpose and specialty X-ray systems, including radiographic/fluoroscopic systems used in hospitals to diagnose gastrointestinal disorders, and electrophysiology products that aid doctors in diagnosing cardiac arrhythmia.

         Trex Medical has developed a full-view digital imaging system that is currently in clinical trials, and plans to submit a 510(k) application to the FDA in 1997 to gain clearance to market this system commercially. The advantage of digital imaging is that the radiologist can manipulate

                                        8PAGE
    and enhance the image quality to scrutinize subtle differences that may go undetected on film-based X-rays. After introducing the digital imaging system for mammography applications, the most technically challenging imaging modality, Trex Medical plans to develop its flat-panel digital technology for use in other of its products.

         ThermoLase Corporation, a public subsidiary of ThermoTrex, operates a national network of Spa Thira salons that offer its patented SoftLight(TM) hair-removal system, for which it received FDA clearance in April 1995. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion to remove hair. ThermoLase currently has 10 spas open in the U.S., with two additional spas in development. ThermoLase also plans to submit a 510(k) application in 1997 for its laser-based skin-rejuvenation system, based on data from its clinical trials.

         In January 1996, ThermoLase formed a joint venture to market the SoftLight process in Japan for both hair removal and skin-rejuvenation, if and when available. In November, ThermoLase entered into a license agreement with a medical supply and service company in Saudi Arabia, to market its hair-removal process in that country. A joint venture was also established with a leading provider of premium hair- and skin-care services in France in November 1996.

         To complement its Spa Thira salons, ThermoLase has commenced a program to license the SoftLight hair-removal process to qualified service providers for use in their practices.

         ThermoLase also manufactures and markets skin-care, bath, and body products sold through department stores, salons, and spas, including the lotion that is an integral part of the SoftLight hair-removal system.

    Environmental Services

         Through its Thermo TerraTech Inc. subsidiary, the Company provides environmental and infrastructure planning and design services, with specialization in the areas of municipal and industrial water quality management, bridge and highway construction and reconstruction, and natural resource management. Thermo TerraTech also offers comprehensive environmental testing and analysis through a national network of laboratories serving the environmental, food, and pharmaceutical industries.

         Thermo Remediation Inc., a public subsidiary of Thermo TerraTech, provides services for the recycling of industrial fuel waste, and offers nuclear remediation and health physics services at radioactively contaminated sites. Thermo Remediation also operates centers that thermally treat soil to remove and destroy petroleum contamination from industrial sites and from former manufactured-gas plants, refineries, and other sources. Thermo Remediation also offers other remedial solutions, depending on the location, type, and extent of contamination, including bioremediation and the application of risk-based corrective actions.

         A majority-owned subsidiary of Thermo TerraTech, Thermo EuroTech N.V., provides wastewater treatment services and specializes in

                                        9PAGE
    converting "off-spec" and contaminated petroleum fluids into usable oil products.

         In addition, metallurgical heat-treating services are provided for customers in the automotive, aerospace, defense, and other industries. The Company also provides metallurgical fabrication services, principally on high-temperature materials, for customers in the aerospace, medical, electronics, and nuclear industries.

    Advanced Technologies

         ThermoTrex conducts sponsored research and development and is attempting to commercialize new products based on advanced technologies developed in its laboratories. Sponsored research and development, conducted principally for the U.S. government, includes basic and applied research in communication, avionics, X-ray detection, signal processing, advanced-materials technology, and lasers.

         ThermoTrex is currently developing a number of technologies that it believes have future commercial potential. These include a laser communication system called lasercom, intended to help alleviate capacity constraints on existing communication systems; a passive microwave camera intended to "see" through clouds and fog to enhance safety in aerial navigation; and direct digital imaging systems for medical equipment to improve image quality for more accurate clinical diagnoses.

         Through a public subsidiary of Thermedics, Thermo Sentron Inc., the Company designs and manufactures high-speed precision-weighing and inspection equipment for packaging lines and industrial production. Thermo Sentron serves two principal markets, packaged goods and bulk materials, both of which use its products to meet quality and productivity objectives. Customers for Thermo Sentron's checkweighers are in the food-processing, pharmaceutical, mail-order, and other packaged-goods businesses. Thermo Sentron also sells metal detectors with a patented self-test feature, used to inspect packaged products for metal contamination, to food-processing and pharmaceutical companies. Its bulk-materials product line includes conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, and sampling systems, all sold to customers in the mining and material-processing industries, as well as to electric utilities, chemical, and other manufacturing companies.

         Thermedics manufactures electrode-based chemical-measurement products used in the agriculture, biomedical research, food processing, pharmaceutical, sewage treatment, and many other industries. In laboratories, manufacturing plants, and in the field, Thermedics' products permit these industries to determine the presence and amount of relevant chemicals. Thermedics also manufactures on-line process monitors used by power plants and semiconductor manufacturers to detect contaminants in high-purity water.

         Thermedics Detection Inc., a public subsidiary of Thermedics, manufactures quality-assurance and explosives-detection products. Much of its technology involves rapid contents analysis. Thermedics Detection provides high-speed X-ray imaging systems that monitor liquid fill-level

                                       10PAGE
    and other container characteristics for the beverage and other industries that assure the quality of refillable plastic containers that are principally used outside the United States. Moisture Systems Corporation and Rutter & Co., B.V., acquired by Thermedics Detection in January 1996, design, manufacture, and sell instruments that use near-infrared spectroscopy to measure moisture and other product components, including fat, protein, solvents, and other substances in numerous consumer and industrial products. Thermedics Detection also recently introduced an ultra-high-speed gas chromatograph that permits manufacturers to conduct laboratory-quality analysis for near on-line process-control applications.

         Thermedics Detection incorporates trace-detection technologies in products that screen baggage, people, and electronic equipment for the presence of a range of explosives. Its explosives detectors are in place at airports and border crossings and in forensics investigations, such as the attempt to identify the cause of the crash of TWA Flight 800. Thermedics Detection also has developed a lower-cost product designed for use in conjunction with its trace explosives detectors, and an automated system that can detect traces of explosives on people.

         Thermo Voltek Corp., a public subsidiary of Thermedics, designs, manufactures, and markets electromagnetic compatibility (EMC) testing instruments that simulate pulsed electromagnetic interference, radio frequency interference, and changes in AC voltage, to allow manufacturers of electronic systems and integrated circuits to test for resistance to those conditions. Thermo Voltek also manufactures high-voltage power-conversion systems and programmable power amplifiers, provides EMC consulting and systems-integration services, and distributes EMC-related products.

         The Company's wholly owned Coleman Research Corporation subsidiary provides systems integration, systems engineering, and analytical services to government and commercial customers in fields of information technology, software engineering, energy, the environment, launch systems, advanced radar and imaging, and health systems.

    Publicly and Privately Held Subsidiaries
         In 1983, the Company adopted a strategy of having certain subsidiaries sell a minority interest in a public or private offering to outside investors. An important goal of this strategy is to provide the entrepreneurial atmosphere and focused performance incentives of a separate business. As of March 19, 1997, the Company had 22 subsidiaries that have sold minority equity interests, 19 of which are publicly traded and three of which are privately held.

    Thermedics Inc. develops, manufactures, and markets product quality assurance systems, precision weighing and inspection equipment, explosives-detection devices, microweighing and electrochemistry instruments, as well as biomaterials and other biomedical products. Thermedics' products are included in the Biomedical Products and Advanced Technologies segments.

                                       11PAGE

         Thermo Cardiosystems Inc., a majority-owned subsidiary of Thermedics, develops, manufactures, and markets implantable left ventricular-assist systems and develops artificial hearts. Thermo Cardiosystems' products are included in the Biomedical Products segment.

         Thermo Voltek Corp., a majority-owned subsidiary of Thermedics, designs, manufactures, and markets electromagnetic compatibility
         (EMC) testing instruments, high-voltage power-conversion systems, and programmable power amplifiers; provides EMC consulting and systems-integration services; and distributes EMC-related products. Thermo Voltek's products and services are included in the Advanced Technologies segment.

         Thermo Sentron Inc., a majority-owned subsidiary of Thermedics, develops, manufactures, and markets high-speed precision-weighing and inspection equipment for producers of bulk materials and for packaging lines in the food-processing, pharmaceutical, mail-order, and other diverse industries. Thermo Sentron's products are included in the Advanced Technologies segment.

         Thermedics Detection Inc., a majority-owned subsidiary of Thermedics, develops, manufactures, and markets high-speed detection and measurement products used for product quality assurance, explosives detection, and laboratory analysis. Thermedics Detection's products are included in the Advanced Technologies segment.

    Thermo Instrument Systems Inc. develops, manufactures, and markets analytical instruments used to identify complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids, as well instruments used to monitor radioactivity and air pollution, and to control, image, inspect, and measure various industrial processes and life sciences phenomena. Thermo Instrument's products represent the Company's Instruments segment.

         ThermoSpectra Corporation, a majority-owned subsidiary of Thermo Instrument, develops, manufactures, and markets precision imaging, inspection, and measurement instrumentation based on high-speed data acquisition and digital-processing technologies.

         ThermoQuest Corporation, a majority-owned subsidiary of Thermo Instrument, develops, manufactures, and sells mass spectrometers, liquid chromatographs, and gas chromatographs for the pharmaceutical, environmental, and industrial markets.

         Thermo Optek Corporation, a majority-owned subsidiary of Thermo Instrument, develops, manufactures, and markets optical and energy-based analytical instruments used in the quantitative and qualitative chemical analysis of elements and molecular compounds in solids, liquids, and gases. In addition, through its wholly owned Thermo Vision Corporation subsidiary, Thermo Optek addresses the photonics marketplace for optical components, imaging systems, analytical instruments, and lasers.

                                       12PAGE

         Thermo BioAnalysis Corporation, a majority-owned subsidiary of Thermo Instrument, develops, manufactures, and markets instruments and information management systems used in biochemical research and production, as well as clinical diagnostics and health physics.

         Metrika Systems Corporation, a majority-owned, privately held subsidiary of Thermo Instrument, develops, manufactures, and markets systems to optimize on-line industrial processes, such as the production of raw materials and web-type materials, by employing proprietary, ultra-high speed measurement and analysis technologies.

    Thermo TerraTech Inc. provides environmental services and infrastructure planning and design encompassing a range of specializations within consulting and design, soil and water remediation, and laboratory testing. Thermo TerraTech also provides metal-treating services. Thermo TerraTech's products and services are included in the Environmental Services and Process Equipment segments.

         Thermo Remediation Inc., a majority-owned subsidiary of Thermo TerraTech, provides environmental services including industrial remediation, nuclear remediation, hazardous waste remedial cleanup, soil remediation, and waste fluids recycling. Thermo Remediation's services are included in the Environmental Services segment.

         Thermo EuroTech N.V., a majority-owned, privately held subsidiary of Thermo TerraTech, provides environmental services in The
         Netherlands, including recycling waste oils and refinery and drilling wastes. Thermo EuroTech's services are included in the Environmental Services segment.

    Thermo Power Corporation manufactures, markets, and services industrial refrigeration equipment, natural gas engines for vehicular and stationary applications, natural gas-fueled cooling and cogeneration systems, lift-truck engines, and marine engines. Thermo Power also conducts sponsored research and development on advanced systems for clean combustion and high-efficiency gas-fueled devices. Thermo Power's products are included in the Alternative-energy Systems segment.

         ThermoLyte Corporation, a majority-owned, privately held subsidiary of Thermo Power, is developing a line of propane-powered lighting products.

    ThermoTrex Corporation manufactures and markets medical imaging equipment, has developed a laser-based system for the removal of unwanted hair, and develops advanced technologies that are being developed for potential incorporation into commercial products for the medical imaging, personal-care, avionics, and communications industries. ThermoTrex's products are included in the Company's Biomedical Products and Advanced Technologies segments.

         ThermoLase Corporation, a majority-owned subsidiary of ThermoTrex, offers laser-based hair-removal services and manufactures skin-care and other personal-care products sold through department stores, salons, and spas. ThermoLase's products and services are included in the Biomedical Products segment.

                                       13PAGE

         Trex Medical Corporation, a majority-owned subsidiary of ThermoTrex, designs, manufactures, and markets mammography equipment and minimally invasive stereotactic breast-biopsy systems used for the detection of breast cancer, as well as general-purpose X-ray systems and interventional X-ray imaging equipment. Trex Medical's products are included in the Biomedical Products segment.

    Thermo Fibertek Inc. develops, manufactures, and markets a range of equipment and accessory products for the domestic and international paper and paper-recycling industry, including de-inking and stock-preparation equipment and water-management systems. Thermo Fibertek's products are included in the Process Equipment segment.

         Thermo Fibergen Inc., a majority-owned subsidiary of Thermo Fibertek, is developing and commercializing equipment and systems to recover materials from pulp reside, or sludge, generated by paper and pulp mills. Thermo Fibergen also produces granules from papermaking sludge that are sold as carriers for agricultural chemicals.

    Thermo Ecotek Corporation develops and operates independent (non-utility) power plants that use clean combustion technology and alternative-energy sources, such as agricultural waste. The Company is also involved in engineered clean-coal production, as well as the development and production of botanical-based biopesticides for the agricultural industry. Thermo Ecotek's operations are included in the Alternative-energy Systems segment.

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

         (iii) Raw Materials

         Certain raw materials used in the manufacturer of Thermo Cardiosystem's LVAS are available from only one or two suppliers. Thermo Cardiosystems is making efforts to minimize the risks associated with sole sources and ensure long-term availability, including qualifying alternative materials or developing alternative sources for materials and components supplied by a single source. Although the Company believes that it has adequate supplies of materials and components to meet demand for the LVAS for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials or components in the future that could cause delays in the Thermo Cardiosystems' LVAS development program or adversely affect Thermo Cardiosystems' ability to manufacture and ship LVAS to meet demand.

         Except as described above, in the opinion of management, the Company has a readily available supply of raw materials for all of its

                                       14PAGE
    significant products from various sources and does not anticipate any difficulties in obtaining the raw materials essential to its business.

         (iv) Patents, Licenses, and Trademarks

         The Company considers patents to be important in the present operation of its business; however, the Company does not consider any patent, or related group of patents, to be of such importance that its expiration or termination would materially affect the Company's business taken as a whole. The Company seeks patent protection for inventions and developments made by its personnel and incorporated into its products or otherwise falling within its fields of interest. Patent rights resulting from work sponsored by outside parties do not always accrue exclusively to the Company and may be limited by agreements or contracts.

         The Company protects some of its technology as trade secrets and, where appropriate, uses trademarks or registers its products. It also enters into license agreements with others to grant and/or receive rights to patents and know-how.

         (v) Seasonal Influences

         Thermo Ecotek earns a disproportionately high share of its income in the months of May through October due to the rate structures under the power sales agreements relating to its California plants, which provide strong incentives to operate during this period of high demand. Conversely, Thermo Ecotek historically has operated at a marginal profit during the first quarter due to the rate structure under these agreements.

         While Thermo TerraTech conducts significant operations year-round, the majority of its businesses experience seasonal fluctuations due to adverse weather during winter months. Such seasonal influences may have a material effect on its revenues. A number of Thermo TerraTech's operations were affected by adverse weather during the first quarter of 1996.

         There are no other material seasonal influences on the Company's sales of products and services.

         (vi) Working Capital Requirements

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

         (vii) Dependency on a Single Customer

         No single customer accounted for more than 10% of the Company's total revenues in any of the past three years. The Advanced Technologies segment derived approximately 16%, 27%, and 13% of its revenues in 1996, 1995, and 1994, respectively, from contracts with various agencies of the U.S. government and approximately 23% of its revenues in 1994 from one customer for a process-detection instrument. In connection with the development of power plants, Thermo Ecotek typically enters into

                                       15PAGE
    long-term power supply contracts with a single customer for the sale of power generated by each plant. The Alternative-energy Systems segment derived 16% of its revenues in 1996, 1995, and 1994, from Pacific Gas & Electric and 16%, 15%, and 19% of its revenues in 1996, 1995, and 1994, respectively, from Southern California Edison.

         (viii) Backlog

         The Company's backlog of firm orders at year-end 1996 and 1995 was as follows:

    (In thousands)                                           1996        1995
    -------------------------------------------------------------------------
    Instruments                                          $266,600    $188,700
    Alternative-energy Systems                            118,500     112,900
    Process Equipment                                      52,300     114,800
    Biomedical Products                                   107,700      87,800
    Environmental Services                                118,200      76,500
    Advanced Technologies                                 148,600     117,200
                                                         --------    --------
                                                         $811,900    $697,900
                                                         ========    ========

         The Process Equipment segment backlog in 1995 includes $54 million for the design and construction of an office wastepaper de-inking facility completed in 1996.

         Backlog includes the uncompleted portion of research and development contracts and the uncompleted portion of certain equipment contracts that are accounted for using the percentage-of-completion method. The Company believes approximately 95% of the 1996 backlog will be filled during 1997.

         (ix) Government Contracts

         Approximately 5% of the Company's total revenues in 1996 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

         (x) Competition

         The Company is engaged in many highly competitive industries. The nature of the competition in each of the Company's markets is described below:

    Instruments

         The Company is among the principal manufacturers of analytical instrumentation. Within the markets for the Company's analytical instrument products, the Company competes with several large corporations with broad product offerings, such as Hewlett-Packard Co., Perkin-Elmer Corp., Varian Associates, Inc., and Hitachi, Ltd., and numerous smaller companies that address only particular segments of the industry or

                                       16PAGE
    specific geographic areas. The Company's instruments business generally competes on the basis of technical advances that result in new products and improved price/performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price.

    Alternative-energy Systems

         The worldwide independent power market consists of numerous companies, ranging from small startups to multinational industrial companies. In addition, a number of regulated utilities have created subsidiaries that compete as non-utility generators. Non-utility generators often specialize in market "niches," such as a specific technology or fuel (for example, gas-fired cogeneration, refuse-to-energy, hydropower, geothermal, wind, solar, wood, or coal) or a specific region of the country where they believe they have a market advantage. However, many non-utility generators, including the Company, seek to develop projects on a best-available-fuel basis. The Company competes primarily on the basis of project experience, technical expertise, capital resources, and power pricing.

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

         Competition in the market for natural gas engines for vehicles is intense. Current and potential competitors include major automotive and natural gas companies and other companies that have substantially greater financial resources than those of the Company.

         The Company has experienced intense competition in the marine engine business in recent years as some of its former customers have been acquired by competitors following the vertical integration of the boating industry. Competition is primarily on the basis of quality, reliability, and service.

    Process Equipment

         The Company faces significant competition in the markets for paper-recycling and water handling equipment and papermachine accessories, and

                                       17PAGE
    competes in these markets primarily on the basis of quality, service, technical expertise, and product innovation. The Company is a leading supplier of de-inking systems for paper recycling and accessory equipment for papermaking machines, and competes in these markets primarily on the basis of service, technical expertise, and performance.

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

    Biomedical Products

         Competition in the markets for most of the Company's biomedical products, including those manufactured by Thermo Cardiosystems, ThermoTrex, International Technidyne, Nicolet Biomedical, Bird Medical Technologies, SensorMedics, and Medical Data Electronics, is based to a large extent upon technical performance.

         The Company is aware of one other company that has submitted a PMA application with the FDA for an implantable LVAS that would compete with Thermo Cardiosystems' LVAS. The Company is unaware whether this PMA application has been accepted for filing by the FDA. Also, the Company is aware of one other company that has received approval by the FDA Advisory Panel on Circulatory System Devices and subsequent commercial approval for its cardiac-assist device. This is an external device that is positioned on the outside of the patient's chest and is intended for short-term use in the hospital environment. The Company is also aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS is a significant barrier to entry into the U.S. market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval. In addition, other research groups and companies are developing cardiac-assist systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to or more suitable than the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, reimbursement status, and price.

         The Company is one of a number of competitors in the markets for mammography and general radiographic systems and is one of two competitors in the market for stereotactic breast-biopsy systems. The Company competes in these markets primarily on the basis of product features, product performance, and reputation, as well as price and service. The markets in which the Company competes with these products are characterized by rapid technological change. The Company believes that in order for it to be competitive in these markets it will be important for it to continue to be technologically innovative.

         The Company's SoftLight laser hair-removal system competes with other laser-based systems, electrolysis, and other hair-removal products.

                                       18PAGE

    In March 1997, Laser Industries Ltd., Mehl/Biophile International Corp., and Palomar Medical Technologies Inc. each announced that it had received clearance from the FDA to market its laser-based system for the removal of unwanted facial and body hair. The laser-based hair-removal market is characterized by rapid technological change and the Company believes that it must continue to be technologically innovative in order to compete in this market. In addition, the SoftLight system will compete with electrolysis providers, many of whom are small practitioners with well-established networks of client relationships. Finally, the SoftLight system competes with razors, hot wax, and other hair-removal products.

    Environmental Services

         The Company competes in the market for soil-remediation services based on its ability to offer customers superior protection from environmental liabilities. However, with relaxed regulatory standards in many states, the Company faces intense competition in local markets from landfills, other treatment technologies, and from companies competing with similar technologies, limiting the volume of soil to be treated and the prices that can be charged by the Company. Pricing is therefore a major competitive factor for the Company.

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

    Advanced Technologies

         In its contract research and development business, the Company not only competes with other companies and institutions that perform similar services, but must also rely on the ability of government agencies and other clients to obtain allocations of research and development monies to fund contracts with the Company. The Company competes for research and development programs principally on the basis of technical innovations. As government funding becomes more scarce, particularly for defense projects, the competition for such funding will become more intense. In addition, as the Company's programs move from the development stage to commercialization, competition is expected to intensify.

         Thermedics' electrode-based chemical-measurement products compete with several international companies. In the markets for these products, Thermedics competes on the basis of performance, service, technology, and price.

                                       19PAGE

         Thermo Sentron competes with several international and regional companies in the market for its products. Thermo Sentron's competitors in the packaged goods market differ from those in the bulk materials market. The principal competitive factors in both markets are customer service and support, quality, reliability, and price.

         Thermedics Detection's product quality assurance systems compete with chemical-detection systems manufactured by several companies and with other technologies and processes for product quality assurance. Competition in the markets for all of the Company's detection products is based primarily on performance, service, and price.

         There are a number of competitors in the market for instruments that detect explosives, including makers of other chemical-detection instruments as well as enhanced X-ray detectors. The Company expects that the Federal Aviation Administration (FAA) will purchase trace detection systems as part of the initial deployment of explosives-detection systems in the United States. The Company believes that companies, if any, whose devices are ultimately required by the FAA will have a substantial competitive advantage in the United States.

         Thermo Voltek is a leading supplier of pulsed electromagnetic interference testing equipment. The Company competes in this market primarily on the basis of performance, technical expertise, reputation, and price. In the market for power amplifiers, Thermo Voltek competes with several companies worldwide primarily on the basis of technical expertise, reputation, and price.

         (xi) Research and Development

         During 1996, 1995, and 1994, the Company expended $299,271,000,
    $269,329,000, and $229,200,000, respectively, on research and development. Of these amounts, $144,823,000, $167,120,000, and $149,645,000, respectively, were sponsored by customers and $154,448,000, $102,209,000, and $79,555,000, respectively, were Company-sponsored.

         (xii) Environmental Protection Regulations

         The Company believes that compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

         (xiii) Number of Employees

         At December 28, 1996, the Company employed approximately 17,760 persons.

    (d) Financial Information about Exports by Domestic Operations and about Foreign Operations

         Financial information about exports by domestic operations and about foreign operations is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

                                       20PAGE

    (e)  Executive Officers of the Registrant

                                     Present Title (Year First
    Name                       Age   Became Executive Officer)
    ------------------------   ---   --------------------------------------
    George N. Hatsopoulos(1)    70   Chairman of the Board, Chief Executive
                                       Officer, and Director (1956)
    John N. Hatsopoulos(1)      62   President and Chief Financial Officer
                                       (1968)
    Peter G. Pantazelos         66   Executive Vice President (1968)
    Arvin H. Smith              67   Executive Vice President (1983)
    William A. Rainville        55   Senior Vice President (1993)
    John W. Wood Jr.            53   Senior Vice President (1995)
    Paul F. Kelleher            54   Vice President, Finance and
                                       Administration (1982)

    (1) George N. Hatsopoulos and John N. Hatsopoulos are brothers.

         Each executive officer serves until his successor is chosen or appointed and qualified or until earlier resignation, death, or removal. All executive officers, except Messrs. John Hatsopoulos, Rainville, and Wood, have held comparable positions with the Company for at least the last five years. Mr. John Hatsopoulos has been President of the Company since January 1997 and Chief Financial Officer of the Company since 1988. Mr. Rainville has been a Senior Vice President of the Company since 1993 and was a Vice President of the Company from 1986 to 1993. Mr. Wood has been President and Chief Executive Officer of Thermedics Inc. since 1984 and was a Vice President of the Company from 1994 to 1995, prior to becoming a Senior Vice President of the Company in 1995.


    Item 2.  Properties

         The location and general character of the Company's principal properties by industry segment as of December 28, 1996, are as follows:

    Instruments

         The Company owns approximately 1,973,000 square feet of office, engineering, laboratory, and production space, principally in California, Colorado, Florida, New Mexico, Texas, Wisconsin, England, and Germany, and leases approximately 2,281,000 square feet of office, engineering, laboratory, and production space principally in California, Connecticut, Massachusetts, Ohio, Texas, Wisconsin, and England, under leases expiring from 1997 to 2017.

    Alternative-energy Systems

         The Company owns approximately 371,000 square feet of office, engineering, and production space, principally in Pennsylvania, England, and Massachusetts, and leases approximately 392,000 square feet of office, engineering, laboratory, and production space principally in Illinois, Michigan, and England, under leases expiring from 1997 to 2006.

                                       21PAGE

         The Company operates four independent power plants in California, Maine, and New Hampshire, under leases expiring from 2000 to 2010. The Company owns three independent power plants in New Hampshire and California and a coal-beneficiation plant in Wyoming.

    Process Equipment

         The Company owns approximately 1,105,000 square feet of office, laboratory, and production space, principally in France, Connecticut, Massachusetts, and New York, and leases approximately 325,000 square feet of office, engineering, and production space principally in Wisconsin and Michigan, under leases expiring from 1997 to 2004.

    Biomedical Products

         The Company owns approximately 412,000 square feet of office and production space in Illinois, California, Connecticut, and New Jersey, and leases approximately 1,068,000 square feet of office, engineering, laboratory, and production space in Texas, Massachusetts, California, New York, Connecticut, and Illinois, under leases expiring from 1997 to 2012.

    Environmental Services

         The Company owns approximately 840,000 square feet of office, laboratory, and production space, principally in California, The Netherlands, Pennsylvania, and Minnesota, and leases approximately 550,000 square feet of office, engineering, laboratory, and production space principally in California, Pennsylvania, Massachusetts, New Hampshire, and New York, under leases expiring from 1997 to 2008.

         The Company owns approximately 96 acres of land from which it provides soil-remediation services principally in Maryland, South Carolina, and California, and leases approximately 29 acres of land from which it provides soil-remediation and fluid-recycling services in principally New York, Arizona, Washington, and Virginia, under leases expiring from 1997 to 2006.

    Advanced Technologies and Corporate Headquarters

         The Company owns approximately 153,000 square feet of office space principally in Massachusetts and New York, and leases approximately 1,108,000 square feet of office, engineering, and laboratory space principally in Florida, Massachusetts, California, and Minnesota, under leases expiring from 1997 to 2013.

         The Company believes that its facilities are in good condition and are suitable and adequate to meet its current needs, and that suitable replacements are available on commercially reasonable terms for any leases that expire in 1997 in the event that the Company is unable to renew such leases on reasonable terms.

                                       22PAGE

    Item 3.  Legal Proceedings

         Not applicable.


    Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

         Information concerning the market and market price for the Registrant's common stock, $1.00 par value, and related matters, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6.  Selected Financial Data

         The information required under this item is included under the sections "Ten Year Financial Summary" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8.  Financial Statements and Supplementary Data

         The Registrant's Consolidated Financial Statements as of December 28, 1996, are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not Applicable.

                                       23PAGE

                                    PART III

    Item 10.  Directors and Executive Officers of the Registrant

         The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


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




                                       24PAGE

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

    (b)      Reports on Form 8-K

             None.

    (c)      Exhibits

             See Exhibit Index on the page immediately preceding exhibits.


                                       25PAGE

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 19, 1997

                                         THERMO ELECTRON CORPORATION


                                         By: George N. Hatsopoulos
                                             ---------------------
                                             George N. Hatsopoulos
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 19, 1997.

    Signature                          Title
    ---------                          -----

    By:George N. Hatsopoulos          Chief Executive Officer, Chairman
       ----------------------
       George N. Hatsopoulos            of the Board, and Director

    By:John N. Hatsopoulos            President and Chief Financial
       ----------------------
       John N. Hatsopoulos              Officer

    By:Paul F. Kelleher               Vice President, Finance and Adminis-
       ----------------------
       Paul F. Kelleher                 tration (Chief Accounting officer)

    By:John M. Albertine              Director
       ----------------------
       John M. Albertine

    By:Peter O. Crisp                 Director
       ----------------------
       Peter O. Crisp

    By:Elias P. Gyftopoulos           Director
       ----------------------
       Elias P. Gyftopoulos

    By:Frank Jungers                  Director
       ----------------------
       Frank Jungers

    By:Robert A. McCabe               Director
       ----------------------
       Robert A. McCabe

    By:Frank E. Morris                Director
       ----------------------
       Frank E. Morris

    By:Donald E. Noble                Director
       ----------------------
       Donald E. Noble

    By:Hutham S. Olayan               Director
       ----------------------
       Hutham S. Olayan

    By:Roger D. Wellington            Director
       ----------------------
       Roger D. Wellington

                                       26PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of Thermo Electron Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Electron Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1997 (except with respect to the matter discussed in Note 16 as to which the date is March 12, 1997). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 25 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                 Arthur Andersen LLP



    Boston, Massachusetts
    February 12, 1997













                                       27PAGE

 SCHEDULE II

                           THERMO ELECTRON CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)

                    Balance   Provision
                         at     Charged             Accounts           Balance
                  Beginning          to    Accounts  Written            at End
 Description        of Year     Expense   Recovered      Off  Other(a) of Year
------------------------------------------------------------------------------
 Year Ended
   December 28, 1996

 Allowance for
  Doubtful
  Accounts          $29,318     $ 6,002      $ 760   $(8,994) $ 7,235  $34,321

 Year Ended
   December 30, 1995

 Allowance for
   Doubtful
   Accounts         $21,664     $ 5,534      $   5   $(6,422) $ 8,537  $29,318

 Year Ended
   December 31, 1994

 Allowance for
   Doubtful
   Accounts         $14,174     $ 4,225      $ 268   $(4,649) $ 7,646  $21,664

 (a) Allowances of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and the effect of foreign currency translation.




                                       28PAGE

                                  EXHIBIT INDEX
                                  -------------

    Exhibit
    Number       Description of Exhibit
    -------------------------------------------------------------------------
       2.1 Amended and Restated Asset and Stock Purchase Agreement dated March 29, 1996, among the Registrant, Thermo Instrument, and Fisons plc (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 [File No. 1-8002] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

       3.1 Restated Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 [File No. 1-8002] and incorporated herein by reference).

       3.2        By-laws of the Registrant, as amended.

       4.1 Fiscal Agency Agreement dated as of April 15, 1994, between the Registrant and Chemical Bank, pertaining to the Registrant's 5% Senior Convertible Debentures due 2001 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994 [File No. 1-8002] and incorporated herein by reference).

                  Fiscal Agency Agreement dated as of January 3, 1996, between the Registrant and Chemical Bank pertaining to the Registrant's 4 1/4% Subordinated Convertible Debentures due 2003 (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-8002] and incorporated herein by reference).

                  The Registrant agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to other long-term debt of the Registrant or its consolidated subsidiaries.

       4.2 Rights Agreement dated as of January 19, 1996, between the Registrant and The First National Bank of Boston, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A, declared effective by the Commission on January 31, 1996 [File No. 1-8002] and incorporated herein by reference).

                                       29PAGE

                                  EXHIBIT INDEX
                                  -------------

    Exhibit
    Number        Description of Exhibit
    -------------------------------------------------------------------------
      10.1        Thermo Electron Corporate Charter as amended and restated
                  effective January 3, 1993 (filed as Exhibit 10.1 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

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

      10.4 Loan and Reimbursement Agreement dated as of December 1, 1991, among North County Resource Recovery Associates; Union Bank of Switzerland; National Westminster Bank PLC and Banque Paribas, New York Branch, as lead managers; Credit Local de France as co-lead manager; and Union Bank of Switzerland as issuing bank and as agent (filed as Exhibit 10.39 to the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended January 2, 1993
                  [File No. 1-8002] and incorporated herein by reference).

      10.5 Amended and Restated Reimbursement Agreement dated as of December 31, 1993, among Chemical Trust Company of California as Owner Trustee; Delano Energy Company Inc.; ABN AMRO Bank N.V., Boston Branch, for itself and as Agent; The First National Bank of Boston, as Co-agent; Barclays Bank PLC, as Co-agent; Societe Generale, as Co-agent; and BayBank, as Lead Manager (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-8002] and incorporated herein by reference).

      10.6 Amended and Restated Participation Agreement dated as of December 31, 1991, among Delano Energy Company Inc.; Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation); Chemical Trust Company of California, as Owner Trustee; ABN AMRO Bank N.V., Boston Branch, as Co-agent; Bank of Montreal, as Co-agent; Barclays Bank PLC, as Co-agent; Society Generale, as Co-agent; BayBank, as Lead Manager; and ABN AMRO Bank N.V., Cayman Island Branch, and joined in by the Registrant (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-8002] and incorporated herein by reference).

                                       30PAGE

                                  EXHIBIT INDEX
                                  -------------

    Exhibit
    Number        Description of Exhibit
    --------------------------------------------------------------------------
      10.7        Turnkey Engineering, Procurement, Construction, and Initial
                  Operation Agreement for a de-inking pulp facility dated as of November 1, 1994, between the Registrant, as contractor, and Great Lakes Pulp Partners I, L.P., as owner (filed as
                  Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No.
                  1-8002] and incorporated herein by reference). Pursuant to
                  Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

      10.8        Stock Holdings Assistance Plan and Form of Promissory Note.

    10.9 - 10.20  Reserved.

      10.21 Deferred Compensation for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 679,218 shares, after adjustment to reflect share increases approved in 1986 and 1992 and 3-for-2 stock splits effected in October 1986, October 1993, May 1995, and June 1996.)

      10.22 Amended and Restated Directors' Stock Option Plan of the Registrant (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-8002] and incorporated herein by reference).

      10.23       Incentive Stock Option Plan of the Registrant (filed as
                  Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 13,552,734 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993, May 1995, and June 1996.)




                                       31PAGE

                                  EXHIBIT INDEX
                                  -------------

    Exhibit
    Number        Description of Exhibit
    --------------------------------------------------------------------------
      10.24       Nonqualified Stock Option Plan of the Registrant (filed as
                  Exhibit 4(e) to the Registrant's Registration Statement on
                  Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Registrant's
                  Incentive Stock Option Plan is 13,552,734 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993, May 1995, and June 1996.)

      10.25       Equity Incentive Plan of the Registrant (filed as Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 10,575,000 shares, after adjustment to reflect 3-for-2 stock splits effected in October 1993, May 1995, and June 1996, and share increase approved in 1994.)

      10.26 Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 4 to a Registration Statement on Form S-8 of Thermedics [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993.)

      10.27 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 421,875 shares, after adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995, 5-for-4 stock split effected in December 1995.)


                                       32PAGE

                                  EXHIBIT INDEX
                                  -------------

    Exhibit
    Number        Description of Exhibit
    -------------------------------------------------------------------------
      10.28       Thermo Electron Corporation - Thermo Instrument Systems
                  Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,285 shares, after adjustment to reflect share increase approved in 1988, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995, and 5-for-4 stock split effected in December 1995.)

      10.29 Thermo Electron Corporation - Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989.)

      10.30 Thermo Electron Corporation - Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Amended in September 1995 to extend the plan expiration date to December 31, 2005.)

      10.31 Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 250,000 shares, after adjustment to reflect share increases approved in 1990, 1992, and 1997, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, 2-for-1 stock split effected in November 1993, and 3-for-2 stock split effected in May 1996.)

      10.32 Thermo Electron Corporation - Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 487,500 shares, after adjustment to reflect 3-for-2 stock split effected in October 1996.)


                                       33PAGE

                                  EXHIBIT INDEX
                                  -------------

    Exhibit
    Number        Description of Exhibit
    -------------------------------------------------------------------------
      10.33       Thermo Electron Corporation - ThermoTrex Corporation
                  (formerly Thermo Electron Technologies Corporation)
                  Nonqualified Stock Option Plan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 225,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993 and share increase approved in March 1997.)

      10.34 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 900,000 shares, after adjustment to reflect 2-for-1 stock split effected in September 1992 and 3-for-2 stock split effected in September 1995 and June 1996.)

      10.35 Thermo Electron Corporation - Thermo Voltek Corp. (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 86,250 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993, share increase approved in September 1995, and 3-for-2 stock split effected in August 1996.)

      10.36 Thermo Electron Corporation - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.31 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable is 150,000 shares, after share increase approved in March 1997.)

      10.37 Thermo Electron Corporation - ThermoLyte Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.32 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable is 150,000 shares, after share increase approved in March 1997.)

      10.38 Thermo Electron Corporation - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.33 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

                                       34PAGE

                                  EXHIBIT INDEX
                                  -------------

    Exhibit
    Number        Description of Exhibit
    -------------------------------------------------------------------------
      10.39       Thermo Electron Corporation - ThermoSpectra Corporation
                  Nonqualified Stock Option Plan (filed as Exhibit 10.34 to
                  Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

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

      10.45 Thermo Electron Corporation - Thermo Fibergen Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.19 to Trex Medical's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-11827] and incorporated herein by reference).

      11          Computation of earnings per share.

      13 Annual Report to Shareholders for the year ended December 28, 1996 (only those portions incorporated herein by reference).

      21          Subsidiaries of the Registrant.

      23          Consent of Arthur Andersen LLP.

      27          Financial Data Schedule.