Form 10-K/A
THERMO ELECTRON CORP
filed 1997-04-25
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  __________________________________________

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

        (mark one)   X      Annual Report Pursuant to Section 13 or
                   -----
                            15(d) of the Securities Exchange Act of 1934

                            Transition Report Pursuant to Section 13 or
                   -----
                            15(d) of the Securities Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                  on which registered
             -------------------                -------------------------

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

        The aggregate market value of the voting stock held by PAGE nonaffiliates of the Registrant as of January 24, 1997, was approximately $5,267,295,000.

        As of January 24, 1997, the Registrant had 149,925,557 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



             Part III, Item 10.       Directors and Executive Officers of
                                      the Registrant.

             Part III, Item 11.       Executive Compensation.

             Part III, Item 12.       Security Ownership of Certain
                                      Beneficial Owners and
                                                Management.

             Part III, Item 13.       Certain Relationships and
                                           Transactions.


             The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.

                                      THERMO ELECTRON CORPORATION


                                      By: /s/ Sandra L. Lambert
                                          -------------------------------

                                           Sandra L. Lambert
                                           Secretary

                                  ATTACHMENT A
                                    DIRECTORS

             Set forth below are the names of the persons serving as directors and directors whose terms do not expire this year,
PAGE
        their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of certain subsidiaries of the Corporation is reported under the caption "Stock Ownership."

        John M.        Dr. Albertine, 52, has been a director of the
        Albertine      Corporation since 1986.  Dr. Albertine serves as
                       chairman of the board and chief executive officer of Albertine Enterprises, Inc., an economic and public policy consulting firm he founded in 1990. He also serves as chairman of The Jian Group Holdings, LLC, a full-service mergers and acquisitions firm. Dr. Albertine is also a director of American Precision
                       Industries, Inc.,  Bolt, Beranek & Newman, Inc.
                       and Intermagnetics General Corp.

        Peter O. Crisp Mr. Crisp, 64, has been a director of the
                       Corporation since 1974. Mr. Crisp has been a
                       general partner of Venrock Associates, a venture
                       capital investment firm, for more than five
                       years. Mr. Crisp is also a director of American
                       Superconductor Corporation, Evans & Sutherland
                       Computer Corporation, Long Island Lighting
                       Company, Thermedics Inc., Thermo Power
                       Corporation, ThermoTrex Corporation and United
                       States Trust Corporation.
        Elias P.       Dr. Gyftopoulos, 69, has been a director of the
        Gyftopoulos    Corporation since 1976.  Dr. Gyftopoulos is
                       Professor Emeritus of the Massachusetts
                       Institute of Technology, where he was the Ford
                       Professor of Mechanical Engineering and of Nuclear Engineering for more than 20 years until his retirement in 1996. Dr. Gyftopoulos is also a director of Thermo BioAnalysis Corporation, Thermo Cardiosystems Inc., ThermoLase
                       Corporation,  Thermo Remediation Inc.,
                       ThermoSpectra Corporation, Thermo Voltek Corp.
                       and Trex Medical Corporation.
PAGE

        George N.      Dr. Hatsopoulos, 70, has been a director, the
        Hatsopoulos    chairman of the board and chief executive
                       officer of the Corporation since he founded the Corporation in 1956. Until March 1997, he was also the president of the Corporation. Dr.
                       Hatsopoulos is also a director of Photoelectron
                       Corporation, Thermedics Inc., Thermo Ecotek
                       Corporation, Thermo Fibertek Inc., Thermo
                       Instrument Systems Inc., Thermo Optek
                       Corporation, ThermoQuest Corporation and
                       ThermoTrex Corporation. Dr. Hatsopoulos is the brother of Mr. John N. Hatsopoulos, the president and the chief financial officer of the Corporation.

        Frank Jungers  Mr. Jungers, 70, has been a director of the
                       Corporation since 1978. Mr. Jungers has been a
                       consultant on business and energy matters since
                       1977. Mr. Jungers was employed by the Arabian
                       American Oil Company from 1974 through 1977 as
                       chairman and chief executive officer. Mr.
                       Jungers is also a director of The AES
                       Corporation, Donaldson, Lufkin & Jenrette,
                       Georgia-Pacific Corporation, Thermo Ecotek
                       Corporation and ThermoQuest Corporation.
        Robert A.      Mr. McCabe, 62, has been a director of the
        McCabe         Corporation since 1962. He has served as
                       president of Pilot Capital Corporation, which is
                       engaged in private investments and provides
                       acquisition services, since 1987. Prior to that
                       time Mr. McCabe was a managing director of
                       Lehman Brothers Inc., an investment banking
                       firm. Mr. McCabe is also a director of
                       Borg-Warner Security Corporation, Church &
                       Dwight Company, Morrison-Knudsen Corporation and
                       Thermo Optek Corporation.
        Frank E.       Dr. Morris, 73, has been a director of the
        Morris         Corporation since 1989. Dr. Morris served as the
                       Peter Drucker Professor of Management at Boston
                       College from 1989 to 1994. Dr. Morris also served as president of the Federal Reserve Bank of Boston from 1968 until he retired in 1988.
                       Dr. Morris is a trustee of SEI Liquid Asset
                       Trust, SEI Cash + Plus Trust, SEI Tax Exempt
                       Trust, SEI Index Funds, SEI International Trust,
                       SEI Institutional Managed Trust, The Capitol
                       Mutual Funds, FFB Lexicon Funds and The Arbor
                       Fund.  Dr. Morris is also a director of Thermo
                       Remediation Inc.





                                        2
PAGE

        Donald E.      Mr. Noble, 82, has been a director of the
        Noble          Corporation since 1983. For more than 20 years,
                       from 1959 to 1980, Mr. Noble served as the chief executive officer of Rubbermaid, Incorporated, first with the title of president and then as chairman of the board. Mr. Noble is also a director of Thermo Fibertek Inc., Thermo Power
                       Corporation, Thermo Sentron Inc. and Thermo
                       TerraTech Inc.

        Hutham S.      Ms. Olayan, 43, has been a director of the
        Olayan         Corporation since 1987. She has served as
                       president and a director of Olayan America
                       Corporation since 1995 and Competrol Real Estate
                       Limited since 1986, members of the Olayan Group
                       engaged in advisory services and private real
                       estate investments, respectively. Ms. Olayan
                       also served as president and a director of
                       Crescent Diversified Limited, a member of the
                       Olayan Group engaged in private investments,
                       from 1985 until 1994.  Ms. Olayan is also a
                       director of Trex Medical Corporation.
        Roger D.       Mr. Wellington, 70, has been a director of the
        Wellington     Corporation since 1986.  Mr. Wellington serves
                       as the president and chief executive officer of Wellington Consultants, Inc. and of Wellington
                       Associates Inc., international business
                       consulting firms he founded in 1994 and 1989, respectively. Prior to 1989, Mr. Wellington served as chairman of the board of Augat Inc., a manufacturer of electromechanical components, for more than five years. Prior to 1988, he also held the positions of president and chief executive officer of Augat Inc. Mr. Wellington is also a director of Bolt, Beranek & Newman, Inc. and Photoelectron Corporation.

        Committees of the Board of Directors and Meetings

             The Board of Directors has established an Executive Committee, an Audit Committee and a Human Resources Committee. The present members of the Executive Committee are Dr. Hatsopoulos (Chairman), Mr. Crisp, Mr. Jungers and Mr. Noble. The Executive Committee is empowered to act when it is impractical to call a meeting of the entire Board of Directors and, with certain exceptions, has the powers of the Board of Directors. The Audit Committee consists solely of outside directors, and its present members are Mr. Jungers (Chairman), Dr. Albertine, Mr. McCabe and Dr. Morris. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The Human Resources Committee consists solely of outside directors and its present members are

                                        3
PAGE

        Mr. Noble (Chairman), Dr. Gyftopoulos, Mr. Jungers, Ms. Olayan and Mr. Wellington. The Human Resources Committee reviews corporate organization, reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of directors met sixteen times, the Audit Committee met twice, the Executive Committee met once and the Human Resources Committee met eleven times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and committees on which he or she served held during fiscal 1996.

        Compensation of Directors

        Cash Compensation

             Directors who are not employees of the Corporation or any companies affiliated with Thermo Electron ("outside directors") receive an annual retainer of $20,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors or its committees and for each day of consulting for the Board of Directors, and $500 per day for participating in meetings of the Board of Directors or such committees held by means of conference telephone. Payment of directors' fees is made quarterly. Dr. G. Hatsopoulos, who is a full-time employee of the Corporation, does not receive any cash compensation from the Corporation for his service as a director. Directors are also reimbursed for out-of-pocket expenses and in some instances for travel time incurred in attending such meetings.

        Deferred Compensation Plan for Directors

             Under the Corporation's Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 408,907 shares of Common Stock has been reserved for issuance under the Deferred Compensation Plan.
                                        4
PAGE

        As of March 1, 1997, deferred units equal to 304,383.44 shares of Common Stock were accumulated under the Deferred Compensation Plan.

        Directors Stock Option Plan

             The Corporation's directors stock option plan (the "Directors Plan"), provides for the grant of stock options to purchase shares of common stock of the Corporation and certain of its majority-owned subsidiaries to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of Common Stock annually. In addition, the Directors Plan provides for the automatic grant of options to purchase up to 1,500 shares of the common stock of certain of the Corporation's publicly traded, majority-owned subsidiaries and of each majority-owned subsidiary of the Corporation that is subsequently "spun out" to outside investors. Pursuant to the Directors Plan, outside directors receive an annual grant of options to purchase 1,000 shares of Common Stock at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

             In addition, under the Directors Plan, outside directors are automatically granted options to purchase shares of common stock of certain of the Corporation's publicly traded, majority-owned subsidiaries as described in the Directors Plan and of each majority-owned subsidiary of the Corporation that is subsequently "spun out" to outside investors. Outside directors receive options to purchase 1,500 shares of common stock for majority-owned subsidiaries that are directly owned by the Corporation and 1,000 shares of common stock for majority-owned subsidiaries that are indirectly owned by the Corporation through one or more of its other majority-owned subsidiaries. The grant of options with respect to the common stock of subsidiaries that are spun out occurs on the close of business on the date of the first Annual Meeting of the Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended (''Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant
                                        5
PAGE
        date, the option will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years. At this Annual Meeting of the Stockholders, each outside director will be granted options to purchase 1,500 shares of common stock of Thermo Cardiosystems Inc. and 1,000 shares of the common stock of each of (i) Thermo Optek, a subsidiary of Thermo Instrument Systems Inc. that was spun out in June 1996, (ii) Thermo Fibergen Inc., a subsidiary of Thermo Fibertek Inc. that was spun out in September 1996, (iii) Metrika Systems Corporation, a subsidiary of Thermo Instrument Systems Inc. that was spun out in November 1996 and (iv) Thermedics Detection Inc., a subsidiary of Thermedics Inc. that was spun out in November 1996.

             The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the New York or American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. An aggregate of 450,000 shares of Common Stock has been reserved for issuance under the Directors Plan.

        Stock Ownership Policies for Directors

             During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy
        for directors.   The stock holding policy requires each director
        to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996.

             In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

                                        6
PAGE

        STOCK OWNERSHIP

             The following table sets forth, as of March 1, 1997, the beneficial ownership of the Corporation's Common Stock, by (a) each director, (b) each of the Corporation's executive officers named in the summary compensation table set forth below under the heading "Executive Compensation," and (c) all directors and current executive officers as a group, as well as their beneficial ownership of each of the Corporation's majority-owned subsidiaries as follows: (i) Thermo Ecotek Corporation, (ii) Thermo Fibertek Inc. and Thermo Fibergen Inc., a majority-owned subsidiary of Thermo Fibertek Inc., (iii) Thermo Power Corporation and ThermoLyte Corporation, a majority-owned subsidiary of Thermo Power Corporation, (iv) Thermo TerraTech Inc. and Thermo Remediation Inc., a majority-owned subsidiary of Thermo TerraTech Inc., (v) Thermedics Inc. and Thermedics Detection Inc., Thermo Cardiosystems Inc., Thermo Sentron Inc. and Thermo Voltek Corp., each a majority-owned subsidiary of Thermedics Inc., (vi) ThermoTrex Corporation and ThermoLase Corporation and Trex Medical Corporation, each a majority-owned subsidiary of ThermoTrex Corporation, and (viii) Thermo Instrument Systems Inc. and Thermo BioAnalysis Corporation, Thermo Optek Corporation, ThermoQuest Corporation, ThermoSpectra Corporation and Metrika Systems Corporation, each a majority-owned subsidiary of Thermo Instrument Systems Inc. The common stock of each of the majority-owned subsidiaries is publicly traded except for the common stock of ThermoLyte Corporation and Metrika Systems Corporation, which are privately held.










                      Thermo    Thermo     Thermo    Thermo   Thermo   Thermo  Thermo  Thermo
                      Electron  Ecotek     Fibertek  Fibergen Power    Lyte    Tech    Remediation
   Name               Corp      Corp       Inc.      Inc.     Corp     Corp    Inc.    Inc.
                      (2)       (3)        (4)       (5)      (6)      (7)     (8)     (9)

   John M. Albertine  39,357     2,250     6,750         0    3,000   1,000   1,500   4,500

   Peter O. Crisp     98,904     5,191     6,750     4,000   34,161   1,500   3,660   4,500

   Elias P.           71,070     2,250     6,750         0    3,000  15,000   1,500  27,600
   Gyftopoulos

   George N.       3,512,279    25,575   191,910    20,000   54,282  15,000  55,420   7,500
   Hatsopoulos

   John N.           526,768    35,605   119,155    20,000   45,953  15,000  62,306  42,182
   Hatsopoulos

   Frank Jungers     245,754    41,850     7,875     1,500    3,000   2,500   1,500  15,450

   Robert A. McCabe   47,515     2,250     6,750         0   11,209   1,000   3,660   4,500

   Frank E. Morris    23,498     2,250     6,750         0    3,000   1,000   1,500  26,751

   Donald E. Noble    54,701     2,250   114,250     3,000   20,472   2,500  49,327  10,500

   Hutham S. Olayan   23,995     2,250     6,750     1,000    3,000   1,000   1,500   4,500

   William A.        252,294     6,000   517,894    41,500        0   6,000   6,000  24,000
   Rainville

   Arvin H. Smith    513,038     6,000    90,000    10,000    7,969   6,000  36,997   2,400

   Roger D.           34,180     2,250    15,750         0    6,425   1,000   2,500   4,500
   Wellington

   John W. Wood, Jr. 263,199     3,321     9,000    10,000        0   6,000       0       0

   All directors and
   current executive
   officers as a   6,197,962   157,683 1,200,834   118,000  219,425  79,500 314,800  212,764
   group (16 persons)







                                            Thermo
                                 Thermedics Cardio-  Thermo   Thermo  Thermo  Thermo  Trex
                      Thermedics Detection  systems  Sentron  Voltek  Trex    Lase   Medical
    Name              Inc.       Inc.       Inc.     Inc.     Corp    Corp    Corp    Corp
                      (10)       (11)       (12)     (13)     (14)    (15)    (16)    (17)

   John M. Albertine  4,500     1,000    11,250     1,000   11,250   4,500   2,000   1,000

   Peter O. Crisp    46,186     1,500    24,750     2,500    2,250  43,165   2,000   1,000

   Elias P.           4,500     1,000    14,500     1,000    3,750   4,500  61,400  40,000
   Gyftopoulos

   George N.         63,546         0    11,599    17,000        0  48,746   31,125  41,188
   Hatsopoulos

   John N.           65,618         0       432    30,000   11,623  23,844  63,503   40,983
   Hatsopoulos

   Frank Jungers      9,000     5,550    11,250     1,000    6,000  11,000   3,300    3,850

   Robert A. McCabe   7,915    10,000    11,250     3,000    3,300  10,000   4,100    2,050

   Frank E. Morris    4,500     1,000    11,250     1,000    1,500   4,500   2,000    1,000

   Donald E. Noble   14,173     1,000    11,250    16,785    1,500   4,500   6,000    1,000

   Hutham S. Olayan   4,500     1,000    11,250     1,000    1,500   4,500   2,000   45,199

   William A.             0         0         0     7,000        0   2,700  10,000   20,000
   Rainville

   Arvin H. Smith     91,290         0    30,000     7,000        0   2,700  10,000  20,000

   Roger D.            4,500     1,000    11,250     1,000    1,500   4,500   2,000   1,000
   Wellington

   John W. Wood, Jr. 175,347    27,854    40,332    33,000   93,071     900  10,000  20,000

   All directors and
   current executive
   officers as a     533,809    50,904   205,163   129,285  127,494 187,985 349,371  265,715
   group (16 persons)



                                 Thermo
                      Thermo     Bio-       Thermo    Thermo-  Thermo-  Metrika
                      Instrument Analysis   Optek     Quest    Spectra  Systems
   Name               Systems    Corp       Corp      Corp     Corp     Corp
                      Inc.
                      (18)      (19)       (20)      (21)     (22)     (23)

   John M. Albertine  1,875     1,000         0     1,000    1,000     20,000

   Peter O. Crisp    17,693     1,000         0     1,000    1,000          0

   Elias P.          47,018    15,000         0     1,000   20,000          0
   Gyftopoulos

   George N.        143,314    25,000   110,000    90,000   20,000          0
   Hatsopoulos

   John N.           81,204    25,000   120,000    92,100   20,000          0
   Hatsopoulos

   Frank Jungers     52,568     5,500    10,000    45,565    5,500          0

   Robert A. McCabe  53,504     3,000    54,734     1,000    8,318     10,000

   Frank E. Morris    1,875     1,000         0     1,000    1,000          0

   Donald E. Noble   54,688     3,000         0     2,300    4,000      3,000

   Hutham S. Olayan   1,875     1,000         0     1,000    1,000          0

   William A.             0     6,000    15,000    15,000   10,000          0
   Rainville

   Arvin H. Smith   431,667    39,000    98,000    90,000   20,000          0

   Roger D.           4,875     1,000         0     1,000    1,000          0
   Wellington

   John W. Wood, Jr. 15,608     6,000    15,000    15,000    5,000          0

   All directors and
   current executive
   officers as a    954,430   140,500   437,234   368,965  127,318     33,000
   group (16 persons)




        (1) Except as reflected in the footnotes to this table, shares of the Common Stock of the Corporation and of the common stock of each of the Corporation's subsidiaries beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

        (2) The number of shares of Common Stock reported in the table reflects a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the Common Stock of the Corporation beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 9,375, 9,375, 9,375, 1,510,300, 429,685, 9,375, 9,375, 9,375, 9,375, 9,375,
        205,648, 222,411, 9,375, 227,658  and 2,847,401 shares,
        respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the
                                        7
PAGE
        exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Smith and all directors and current executive officers as a group include 2,164, 1,934, 1,717, and 9,687 full shares, respectively, allocated to their respective accounts maintained pursuant to the Corporation's employee stock ownership plan (the "ESOP"), of which the trustees, who have investment power over its assets, are
        executive officers of the Corporation.   Shares beneficially
        owned by Dr. Albertine, Mr. Crisp, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Wellington and all directors and current executive officers as a group include 29,982, 44,885, 80,427, 34,725, 10,708, 41,911, 14,620, 22,275, and 279,533
        shares, respectively, allocated to accounts maintained pursuant to the Corporation's deferred compensation plan for directors. Shares beneficially owned by Dr. G. Hatsopoulos include 89,601 shares held by his spouse, 168,750 shares held by a QTIP trust of which his spouse is a trustee, 39,937 shares held by a family trust of which his spouse is the trustee, and 153 shares allocated to his spouse's account maintained pursuant to the ESOP. Shares beneficially owned by Mr. Jungers include 4,500 shares held by Mr. Jungers' spouse. Shares beneficially owned by Mr. Morris include 3,415 shares held by Mr. Morris' spouse. Shares beneficially owned by Ms. Olayan do not include 4,300,000 shares owned by Crescent Holding GmbH, a member of the Olayan Group. Crescent Holding GmbH is indirectly controlled by Suliman
        S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent Holding GmbH. Except for Dr. G. Hatsopoulos, who beneficially owned 2.3% of the Common Stock outstanding as of March 1, 1997, no director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of such date; all directors and current executive officers as a group beneficially owned 4.1% of the Common Stock outstanding as of March 1, 1997.

        (3) The number of shares of the common stock of Thermo Ecotek Corporation reported in the table reflects a three-for-two split of such stock distributed in October 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Ecotek Corporation beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington and all directors and current executive officers as a group include 2,250, 2,250, 2,250, 15,000, 13,257,
        37,500, 2,250, 2,250, 2,250, 2,250, 6,000, 6,000, 2,250 and
        112,257 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos include 36 shares held in trusts of which Dr. G. Hatsopoulos is a trustee. Shares beneficially owned by Mr. Jungers include 300 shares held by Mr. Jungers' spouse. The directors and current executive officers did not individually or as a group beneficially own more than 1% of the Thermo Ecotek Corporation common stock outstanding as of March 1, 1997.

                                        8
PAGE

        (4) The number of shares of common stock of Thermo Fibertek Inc. reported in the table reflects a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Fibertek Inc. beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 6,750, 6,750, 6,750, 157,910, 97,200,
        6,750, 6,750, 6,750, 95,850, 6,750, 495,000, 90,000, 6,750, 9,000
        and 1,082,210 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Noble and all directors and current executive officers as a group include 5,715 shares allocated to Mr. Noble's account maintained pursuant to Thermo Fibertek Inc.'s deferred compensation plan for directors. Shares beneficially owned by Mr. Jungers include 1,125 shares held by his spouse. No director or executive officer beneficially owned more than 1% of the Thermo Fibertek Inc. common stock outstanding as of March 1, 1997; all directors and current executive officers as a group beneficially owned 1.9% of the Thermo Fibertek Inc. common stock outstanding as of such date.

        (5) Shares of the common stock of Thermo Fibergen Inc. beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Rainville, Mr. Smith, Mr. Wood and all directors and current executive officers as a group include 20,000, 20,000, 40,000, 10,000, 10,000 and 107,000 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. The directors and executive officers of Thermo Electron did not individually or as a group beneficially own more than 1% of the Thermo Fibergen Inc. common stock outstanding as of March 1, 1997. In addition, Mr. Crisp, Mr. Jungers, Ms. Olayan, Mr. Rainville and directors and current executive officers as a group beneficially owned 4,000, 1,500, 1,000, 1,500 and 8,000 redemption rights, respectively, issued by Thermo Fibergen Inc. Each of these rights, issued in a public offering in September 1996, permits the holder to sell one share of the Thermo Fibergen common stock back to Thermo Fibergen Inc. at certain points in the future at a price of $12.25 per share.

        (6) Shares of the common stock of Thermo Power Corporation beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Wellington and all directors and current executive officers as a group include 3,000, 6,600, 3,000, 40,000, 40,000, 3,000, 3,000, 3,000, 7,200,
        3,000, 3,000 and 123,800 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Crisp, Mr. Noble and all directors and current executive officers as a group include 9,468, 5,847 and
                                        9
PAGE

        15,315 shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Power Corporation's deferred compensation plan for directors. Shares beneficially owned by Dr. G. Hatsopoulos include 114 shares held by Dr. G. Hatsopoulos' spouse. Shares beneficially owned by Mr. J. Hatsopoulos include 2,600 shares held by him as custodian for two minor children. No director or executive officer beneficially owned more than 1% of the Thermo Power Corporation common stock outstanding as of March 1, 1997; all directors and current executive officers as a group beneficially owned 1.7% of the Thermo Power Corporation common stock outstanding as of such date.

        (7) Shares of the common stock of ThermoLyte Corporation beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 1,000, 1,500, 15,000, 15,000, 15,000,
        1,000, 1,000, 1,000, 1,500, 1,000, 6,000, 6,000, 1,000, 6,000 and
        77,000 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Crisp do not include 100,000 shares owned in the aggregate by entities affiliated with Venrock Associates, of which Mr. Crisp is both a general and limited partner and for which Mr. Crisp disclaims beneficial ownership. Shares beneficially owned by Ms. Olayan do not include 25,000 shares owned by Crescent International Holdings Limited, a member of the Olayan Group. Crescent International Holdings Limited is indirectly controlled by Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent International Holdings Limited. The directors and executive officers of Thermo Electron did not individually or as a group beneficially own more than 1% of the ThermoLyte Corporation common stock outstanding as of March 1, 1997.

        (8) Shares of the common stock of Thermo TerraTech Inc. beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington and all directors and current executive officers as a group include 1,500, 1,500, 1,500, 40,000, 40,000, 1,500, 1,500,
        1,500, 8,200, 1,500, 60,000, 35,000, 1,500 and 202,200 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Smith and all directors and current executive officers as a group include 258, 264, 265 and 1,314 full shares, respectively, allocated to their respective accounts maintained pursuant to the Corporation's ESOP. Shares beneficially owned by Mr. Noble and all directors and current executive officers as a group include 18,087 shares allocated to Mr. Noble's account maintained pursuant to Thermo TerraTech
                                       10
PAGE

        Inc.'s deferred compensation plan for directors. Shares beneficially owned by Mr. J. Hatsopoulos and all directors and current executive officers as a group include 12,500 shares that Mr. J. Hatsopoulos has the right to acquire within 60 days of March 1, 1997, through the exercise of stock purchase warrants acquired in connection with private placements of securities by Thermo TerraTech Inc. and one or more of that corporation's subsidiaries on terms identical to terms granted to outside investors. Shares beneficially owned by Dr. G. Hatsopoulos include 93 shares held by his spouse and 3 shares allocated to his spouse's account maintained pursuant to the Corporation's ESOP. Shares beneficially owned by Mr. J. Hatsopoulos include 2,000 shares held by him as custodian for two minor children. No director or executive officer beneficially owned more than 1% of the Thermo TerraTech Inc. common stock outstanding as of March 1, 1997; all directors and current executive officers as a group beneficially owned 1.7% of the Thermo TerraTech Inc. common stock as of such date.

        (9) Shares of the common stock of Thermo Remediation Inc. beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington and all directors and current executive officers as a group include 4,500, 4,500, 27,600, 7,500, 22,500, 4,500, 4,500,
        24,450, 6,000, 4,500, 22,500, 2,400, 4,500 and 157,350 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. Morris and all directors and current executive officers as a group include 2,301 shares allocated to Dr. Morris' account maintained pursuant to Thermo Remediation Inc.'s deferred compensation plan for directors. Shares beneficially owned by Mr. Jungers include 450 shares held by his spouse. No director or executive officer beneficially owned more than 1% of the Thermo Remediation Inc. common stock outstanding as of March 1, 1997; all directors and current executive officers as a group beneficially owned 1.7% of the Thermo Remediation Inc. common stock outstanding as of such date.

        (10) Shares of the common stock of Thermedics Inc. beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 4,500, 9,050, 4,500, 50,000, 50,000, 4,500, 4,500, 4,500,
        4,500, 4,500, 82,500, 4,500, 125,500 and 372,050 shares,
        respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Smith and all directors and current executive officers as a group include 1,500, 1,602, 1,445, and 7,523 full shares, respectively, allocated to their respective accounts maintained pursuant to the Corporation's
                                       11
PAGE

        ESOP. Shares beneficially owned by Mr. Crisp and all directors and current executive officers as a group include 6,841 shares allocated to Mr. Crisp's account maintained pursuant to Thermedic's Inc.'s deferred compensation plan for directors. Shares beneficially owned by Dr. G. Hatsopoulos include 562 shares held by his spouse and 92 shares allocated to the account of his spouse maintained pursuant to the Corporation's ESOP. Shares beneficially owned by Mr. Jungers include 1,500 shares held by Mr. Jungers' spouse. Shares beneficially owned by Mr. Wood include 2,600 shares held by him as custodian for two minor children. No director or executive officer beneficially owned more than 1% of the common stock of Thermedics Inc. outstanding as of March 1, 1997; all directors and current executive officers as a group beneficially owned 1.4% of the Thermedics Inc. common stock outstanding as of such date.

        (11) Shares of the common stock of Thermedics Detection Inc. beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 1,000, 1,500, 1,000, 1,000, 1,000,
        1,000, 1,000, 1,000, 1,000, 23,333 and 32,833 shares,
        respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Jungers include 1,550 shares held by his spouse. Shares beneficially owned by Mr. McCabe include 9,000 shares held in a trust of which he and members of his family are the trustees. Shares beneficially owned by Ms. Olayan do not include 50,000 shares owned by Crescent International Holdings Limited, a member of the Olayan Group. Crescent International Holdings Limited is indirectly controlled by Mr. Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent International Holdings Limited. The directors and current executive officers did not individually or as a group beneficially own more than 1% of the Thermedics Detection Inc. common stock outstanding as of March 1, 1997.

        (12) The number of shares of the common stock of Thermo Cardiosystems Inc. reported in the table reflects a three-for-two split of such stock distributed in May 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Cardiosystems Inc. beneficially owned by Mr. Crisp, Dr. Gyftopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 24,750, 14,500, 11,250, 11,250, 11,250, 11,250, 11,250, 30,000, 11,250, 33,450
        and 170,200 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Wood include 1,122 shares held by him as custodian for two minor daughters. The directors and current executive officers of Thermo Electron did not individually or as a group beneficially own more than 1% of the Thermo Cardiosystems Inc.
                                       12
PAGE
        common stock outstanding as of March 1, 1997.

        (13) Shares of the common stock of Thermo Sentron Inc. beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 1,000, 2,500, 1,000, 15,000, 15,000,
        1,000, 1,000, 1,000, 15,000, 1,000, 7,000, 7,000, 1,000, 30,000
        and 105,500 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Noble and all directors and current executive officers as a group include 485 shares allocated to Mr. Noble's account maintained pursuant to Thermo Sentron Inc.'s deferred compensation plan for directors. No director or executive officer beneficially owned more than 1% of the Thermo Sentron Inc. common stock outstanding as of March 1, 1997; all directors and current executive officers as a group beneficially owned 1.3% of the Thermo Sentron Inc. common stock outstanding as of such date.

        (14) The number of shares of the common stock of Thermo Voltek Corp. reported in the table reflects a three-for-two split of such stock distributed in August 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Voltek Corp. beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 1,500, 2,250, 3,750, 7,498, 1,500, 1,500, 1,500, 1,500, 1,500, 1,500, 78,450
        and 102,448 shares, respectively, that such persons or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Ms. Olayan do not include 10,000 shares owned by Crescent Growth Fund Ltd., a member of the Olayan Group.
        Crescent Growth Fund, Ltd. is indirectly controlled by Mr. Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of the shares owned by Crescent Growth Fund, Ltd. No director or executive officer beneficially owned more than 1% of the Thermo Voltek Corp. common stock outstanding as of March 1, 1997; all directors and current executive officers of Thermo Electron did not individually or as a group beneficially owned more than 1.3% of the Thermo Voltek Corp. common stock outstanding as such date.

        (15) Shares of the common stock of ThermoTrex Corporation beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 4,500, 27,800, 4,500, 36,870, 21,000,
        4,500, 4,500, 4,500, 4,500, 4,500, 2,700, 2,700, 4,500, 900 and
        140,170 shares, respectively, that such person or members of the
                                       13
PAGE
        group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Crisp and all directors and current executive officers as a group include 1,921 shares allocated to Mr. Crisp's account maintained pursuant to ThermoTrex Corporation's deferred compensation plan for directors. Shares beneficially owned by Dr.
        G. Hatsopoulos include 160 shares held by his spouse. The directors and current executive officers did not individually or as a group beneficially own more than 1% of the ThermoTrex Corporation common stock outstanding as of March 1, 1997.

        (16) Shares of the common stock of ThermoLase Corporation beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 2,000, 22,508, 61,400, 28,800,
        53,800, 2,000, 2,000, 2,000, 2,000, 2,000, 10,000, 10,000, 2,000,
        10,000 and 287,508 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos include 32 shares held by his spouse. The directors and current executive officers did not individually or as a group beneficially own more than 1% of the ThermoLase Corporation common stock outstanding as of March 1, 1997.

        (17) Shares of the common stock of Trex Medical Corporation beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 1,000, 2,500, 40,000, 40,000, 40,000,
        1,000, 1,000, 1,000, 1,000, 40,000, 20,000, 20,000, 1,000, 20,000
        and 238,500 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos includes 16 shares held by his spouse. Shares beneficially owned by Ms. Olayan do not include 15,000 and 227,000 shares owned by Crescent Growth Fund, Ltd. and Crescent International Holdings Limited, respectively. Crescent Growth Fund, Ltd. and Crescent International Holdings Limited are indirectly controlled by Mr. Suliman S. Olayan, Ms. Olayan's father. Ms. Olayan disclaims beneficial ownership of these
        shares.   The directors and current executive officers did not
        individually or as a group beneficially own more than 1% of the Trex Medical Corporation common stock outstanding as of March 1, 1997.

        (18) Shares of the common stock of Thermo Instrument Systems Inc. beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Smith, Mr. Wellington and all directors and current executive officers as a group include
                                       14
PAGE

        1,875, 1,875, 14,465, 93,750, 65,625, 13,809, 10,995, 1,875,
        6,093, 1,875, 234,375, 1,875 and 468,174 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Smith and all directors and current executive officers as a group include 479, 529, 530 and 2,544 full shares, respectively, allocated to accounts maintained pursuant to the Corporation's ESOP. Shares beneficially owned by Mr. Jungers, Mr. McCabe and all directors and current executive officers as a group include 12,200, 7,126 and 19,326 shares, respectively, allocated to accounts maintained pursuant to Thermo Instrument Systems Inc.'s deferred compensation plan for directors. Shares beneficially owned by Dr. G. Hatsopoulos include 21,368 shares held by his spouse and 50 shares allocated to his spouse's account maintained pursuant to the Corporation's
        ESOP.   Shares beneficially owned by Mr. Jungers include 543
        shares held by his spouse.   Shares beneficially owned by Mr.
        Wood include 15,608 shares held in a trust for his daughter of which he is the trustee. The directors and current executive officers did not individually or as a group beneficially own more than 1% of the Thermo Instrument Systems Inc. common stock outstanding as of March 1, 1997.

        (19) Shares of common stock of Thermo BioAnalysis Corporation beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 1,000, 1,000, 15,000, 15,000, 15,000,
        1,500, 1,500, 1,000, 1,000, 1,000, 1,000, 6,000, 20,000, 1,000,
        6,000 and 91,000 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. No director or executive officer beneficially owned more than 1% of the Thermo BioAnalysis Corporation common stock outstanding as of March 1, 1997; all directors and current executive officers as a group beneficially owned 1.4% of the Thermo BioAnalysis Corporation common stock outstanding as of such date.

        (20) Shares of the common stock of Thermo Optek Corporation beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. McCabe, Mr Rainville, Mr. Smith, Mr. Wood and all directors and current executive officers as a group include 90,000, 90,000 45,000, 15,000, 90,000, 15,000 and 357,000 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. McCabe include 6,734 shares issuable upon conversion of $100,000 in principal amount of the 5% convertible subordinated debenture due 2000
        issued by Thermo Optek Corporation.   Shares beneficially owned
        by Ms. Olayan do not include 20,000 shares owned by Crescent Growth Fund, Ltd., which is indirectly controlled by Mr. Suliman
        S. Olayan, Ms. Olayan's father.  Ms. Olayan disclaims beneficial
                                       15
PAGE
        ownership of the shares owned by Crescent Growth Fund, Ltd. The directors and current executive officers did not individually or as a group beneficially own more than 1% of the Thermo Optek Corporation common stock outstanding as of March 1, 1997.

        (21) Shares of the common stock of ThermoQuest Corporation beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 1,000, 1,000, 1,000, 90,000, 90,000,
        45,000, 1,000, 1,000, 1,000, 1,000, 15,000, 90,000, 1,000, 15,000
        and 365,000 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Jungers and all directors and current executive officers as a group include 565 full shares allocated to Mr. Jungers' account maintained pursuant to ThermoQuest Corporation's deferred compensation plan for directors. The directors and current executive officers did not individually or as a group beneficially own more than 1% of the ThermoQuest Corporation common stock outstanding as of March 1, 1997.

        (22) Shares of the common stock of ThermoSpectra Corporation beneficially owned by Dr. Albertine, Mr. Crisp, Dr. Gyftopoulos, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Jungers, Mr. McCabe, Dr. Morris, Mr. Noble, Ms. Olayan, Mr. Rainville, Mr. Smith, Mr. Wellington, Mr. Wood and all directors and current executive officers as a group include 1,000, 1,000, 20,000, 20,000, 20,000,
        1,500, 1,500, 1,000, 1,000, 1,000, 10,000, 20,000, 1,000, 3,000
        and 109,500 shares, respectively, that such person or members of the group have the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Crisp do not include 160,000 shares owned in the aggregate by entities affiliated with Venrock Associates, of which Mr. Crisp is both a general and limited partner and for which Mr. Crisp disclaims beneficial ownership. No director or executive officer beneficially owned more than 1% of the common stock of ThermoSpectra Corporation outstanding as of March 1, 1997; all directors and current executive officers as a group beneficially owned 1.0% of the ThermoSpectra Corporation common stock outstanding as of such date.

        (23) Shares of the common stock of Metrika Systems Corporation beneficially owned by Dr. Albertine include 6,667 shars held by Albertine Enterprises, Inc. by it as custodian for two of Dr. Albertine's partners. Dr. Albertine is the chairman of the board and chief executive officer of Albertine Enterprises, Inc. and disclaims beneficial ownership of the shares held by it. Shares beneficially owned by Mr. McCabe include 10,000 shares held in a trust of which he and members of his family are the trustees.The directors and current executive officers did not individually or as a group beneficially own more than 1% of the Metrika Systems Corporation common stock outstanding as of March 1, 1997.
                                       16
PAGE

        Section 16(a)  Beneficial Ownership Reporting Compliance
             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except in the following
        instances.   A Form 4 for the month of January 1996 filed on
        behalf of Mr. John N. Hatsopoulos, then the chief financial officer and an executive vice president of the Corporation, was amended in March 1996 to include three transactions consisting of the exercise of employee stock options. Mr. Robert C. Howard, an executive vice president of the Corporation in 1996, filed one Form 4 late reporting one transaction.





































                                       17
PAGE

        EXECUTIVE COMPENSATION

        NOTE: All share amounts reported below have, in all cases, been adjusted as applicable to reflect three-for-two stock splits distributed in June 1996, May 1996, October 1996, June 1996 and August 1996 with respect to the Common Stock and the common stock of Thermo Cardiosystems Inc., Thermo Ecotek Inc., Thermo Fibertek Inc. and Thermo Voltek Corp., respectively, each in the form of a 50% stock dividend.

        Summary Compensation Table

             The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its four other most highly compensated executive officers for the last three fiscal years.







                           Summary Compensation Table


                                                  Long Term
                                                Compensation
                                                 Securities
                                                 Underlying
                                   Annual      Options (No. of
         Name and      Fiscal   Compensation       Shares        All Other
    Principal Position  Year  Salary   Bonus  and Company) (1)    Compen-
                                                     (2)           sation
                                                                     (3)

   George N.           1996  $520,000 $575,000  100,000 (TMO)    $6,750
   Hatsopoulos
     President and                               15,000 (TBA)
   Chief Executive
   Officer (4)
                                                 20,000 (TFG)

                                                 15,000 (TLT)

                                                 90,000 (TOC)

                                                 90,000 (TMQ)

                                                 15,000 (TSR)

                                                 40,000 (TXM)
                       1995  $485,000 $550,000       --          $6,750

                       1994  $450,000 $500,000   20,000 (THS)    $6,750



   John N. Hatsopoulos 1996  $325,000 $550,000  107,200 (TMO)

     Executive Vice                              15,000 (TBA)

   President                                     20,000 (TFG)

     and Chief

   Financial Officer                             15,000 (TLT)
   (4)
                                                 90,000 (TOC)

                                                 90,000 (TMQ)

                                                 15,000 (TSR)

                                                 40,000 (TXM)

                       1995  $300,000 $500,000    7,800 (TMO)    $6,750

                                                 25,000 (TLZ)

                       1994  $280,000 $450,000  144,900 (TMO)    $6,750

                                                 20,000 (THS)


   Arvin H. Smith      1996  $270,000 $260,000    9,000 (TMO)    $6,750

     Executive Vice                              20,000 (TBA)
   President
                                                 10,000 (TFG)

                                                 90,000 (TOC)

                                                 90,000 (TMQ)

                                                  7,000 (TSR)

                                                 20,000 (TXM)

                       1995  $262,000 $256,200    9,000 (TMO)    $6,750

                                                 10,000 (TLZ)

                                                  6,000 (TLT)

                       1994  $255,000 $280,500   13,500 (TMO)    $6,750

                                                 20,000 (THS)


   William R.          1996  $205,000 $191,000    6,450 (TMO)   $17,558(5)
   Rainville
     Senior Vice                                 40,000 (TFG)
   President
                                                 15,000 (TOC)

                                                 15,000 (TMQ)

                                                  7,000 (TSR)

                                                 20,000 (TXM)

                       1995  $195,000 $220,000    6,150 (TMO)   $15,870

                                                  6,000 (TBA)

                                                 10,000 (TLZ)

                                                  6,000 (TLT)

                       1994  $182,000 $173,000   96,750 (TMO)

                                                 10,000 (THS)



   John W. Wood Jr.    1996  $195,000 $172,000   40,500 (TMO)    $6,750
   (6)
     Senior Vice                                  5,400 (TMD)
   President
                                                  5,000 (TBA)

                                                 10,000 (TFG)

                                                  5,000 (TLT)

                                                 15,000 (TOC)

                                                 15,000 (TMQ)

                                                 30,000 (TSR)

                                                  2,100 (TVL)

                                                 20,000 (TXM)

                       1995  $180,000 $160,000   40,350 (TMO)    $6,750

                                                  4,900 (TMD)

                                                  1,000 (TBA)

                                                  3,450 (TCA)

                                                  1,350 (TVL)

                                                 10,000 (TLZ)

                                                  1,000 (TLT)







        (1) In addition to grants of options to purchase Common Stock of the Corporation (designated in the table as TMO), the named executive officers have been granted options to purchase common stock of subsidiaries of the Corporation, either as compensation for their services to the Corporation or to its subsidiaries. Options were granted during the last three fiscal years to the chief executive officer and the other named executive officers in their capacities as executive officers of the Corporation or directors or executive officers of the following subsidiaries of the Corporation: Thermedics Inc. (designated in the table as TMD), Thermo BioAnalysis Corporation (designated in the table as
        TBA), Thermo Cardiosystems Inc. (designated in the table as TCA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), ThermoSpectra Corporation (designated in the table as THS), Thermo Voltek Corp. (designated in the table as TVL) and Trex Medical Corporation (designated in the table as TXM).

        (2) No awards of restricted stock of the Corporation were made to the chief executive officer or other named executive officers during the last three fiscal years. As of December 28, 1996, the amount and value of each executive officer's restricted stock holdings were as follows: Dr. G. Hatsopoulos - 20,250 shares valued at $764,438; Mr. Smith - 10,125 shares valued at $382,219.

        (3) For all executive officers except Mr. Rainville, this amount represents matching contributions made on behalf of the executive officer by the Corporation pursuant to the Corporation's 401(k)
                                       18
PAGE
        plan. As to Mr. Rainville, this amount represents employer contributions to his account under the profit sharing plan of Thermo Web Systems Inc., a subsidiary of Thermo Fibertek Inc.

        (4) Mr. John N. Hatsopoulos was appointed the president of the Corporation effective as of January 1, 1997. Dr. George N. Hatsopoulos continues to serve as the chairman of the board and as chief executive officer of the Corporation.

        (5) In addition to the matching contribution referred to in footnote (3), such amount includes $1,313, which represents the amount of compensation attributable to an interest-free loan provided to Mr. Rainville pursuant to the stock holding assistance plan of Thermo Fibertek Inc., a subsidiary of the Corporation. See "Relationship with Affiliates - Stock Holding Assistance Plans."

        (6) Mr. Wood did not meet the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules in fiscal 1994.

        Stock Options Granted During Fiscal 1996

             The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.








                           Option Grants in Fiscal 1996


                                                          Potential Realizable
                                Percent                     Value at Assumed
                                   of
                                 Total                       Annual Rates of
                                Options                           Stock
                    Number of   Granted  Exercise          Price Appreciation
                    Securities     to                              for
                    Underlying Employees  Price   Expira-    Option Term (2)
                     Options       in      Per     tion
        Name       Granted (1)   Fiscal   Share    Date
                                 Year                         5%        10%

   Dr. George N.    50,000(TMO)     3.3% $39.95  09/27/08 $1,589,500 $4,271,500
   Hatsopoulos

                    50,000(TMO)     3.3% $36.25  12/27/08 $1,442,500 $3,876,000

                    15,000(TBA)     1.8% $10.00  01/31/08   $119,400   $320,700

                    20,000(TFG)     3.5% $10.00  08/14/08   $159,200   $427,600

                    15,000(TLT)     4.2% $10.00  02/09/08   $119,400   $320,700

                    90,000(TOC)     2.9% $12.00  04/11/08   $859,500 $2,309,400

                    90,000(TMQ)     3.2% $13.00  01/10/08   $931,500 $2,502,000

                    15,000(TSR)     2.9% $14.00  03/01/08   $167,100   $449,100

                    40,000(TXM)     1.9% $11.00  03/26/08   $350,000   $940,800


   John N.           7,200(TMO)     0.5% $42.79  05/22/99    $48,528   $101,952
   Hatsopoulos
                    50,000(TMO)     3.3% $39.95  09/27/08 $1,589,500 $4,271,500

                    50,000(TMO)     3.3% $36.25  12/27/08 $1,442,500 $3,876,000


                                                                                                 1
PAGE





                    15,000(TBA)     1.8% $10.00  01/31/08   $119,400   $320,700

                    20,000(TFG)     3.5% $10.00  08/14/08   $159,200   $427,600

                    15,000(TLT)     4.2% $10.00  02/09/08   $119,400   $320,700

                    90,000(TOC)     2.9% $12.00  04/11/08   $859,500 $2,309,400

                    90,000(TMQ)     3.2% $13.00  01/10/08   $931,500 $2,502,000

                    15,000(TSR)     2.9% $14.00  03/01/08   $167,100   $449,100

                    40,000(TXM)     1.9% $11.00  03/26/08   $350,000   $940,800


   Arvin H. Smith    9,000(TMO)     0.6% $42.79  05/22/99    $60,660   $127,440

                    20,000(TBA)     2.4% $10.00  01/31/08   $159,200   $427,600

                    10,000(TFG)     1.8% $10.00  09/12/08    $79,600   $213,800

                    90,000(TOC)     2.9% $12.00  04/11/08   $859,500 $2,309,400

                    90,000(TMQ)     3.2% $13.00  01/10/08   $931,500 $2,502,000

                     7,000(TSR)     1.4% $14.00  03/11/08    $77,980   $209,580

                    20,000(TXM)     1.0% $11.00  03/11/08   $175,000   $470,400


   William A.        6,450(TMO)     0.4% $42.79  05/22/99    $43,473    $91,332
   Rainville

                    20,000(TFG)     3.5% $10.00  08/14/08   $159,200   $427,600

                    20,000(TFG)     3.5% $10.00  08/14/08   $159,200   $427,600

                    15,000(TOC)     0.5% $12.00  04/09/08   $143,250   $384,900

                    15,000(TMQ)     0.5% $13.00  03/11/08   $155,250   $417,000

                     7,000(TSR)     1.4% $14.00  03/11/08    $77,980   $209,580

                    20,000(TXM)     1.0% $11.00  03/11/08   $175,000   $470,400


   John W. Wood     37,500(TMO)     2.4% $40.63  04/03/08 $1,212,750 $3,258,000
   Jr.
                     3,000(TMO)     0.2% $42.79  05/22/99    $20,220    $42,480

                     5,400(TMD)     1.6% $28.13  02/09/99    $23,922    $50,274

                     5,000(TBA)     0.6% $10.00  03/11/08    $39,800   $106,900

                    10,000(TFG)     1.8% $10.00  09/12/08    $79,600   $213,800

                     5,000(TLT)     1.4% $10.00  03/11/08    $39,800   $106,900

                                                                                                 2
PAGE





                    15,000(TOC)     0.5% $12.00  04/09/08   $143,250   $384,900

                    15,000(TMQ)     0.5% $13.00  03/11/08   $115,250   $417,000

                    30,000(TSR)     5.8% $14.00  03/01/08   $334,200   $898,200

                     2,100(TVL)     1.5% $12.78  03/07/99     $4,221     $8,883

                    20,000(TXM)     1.0% $11.00  03/11/08   $175,000   $470,400


































        (1) In addition to grants of options to purchase Common Stock of the Corporation (designated in the table as TMO), the named executive officers have been granted options to purchase common stock of Thermedics Inc. (designated in the table as TMD), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc.. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), Thermo Voltek Corp. (designated in the table as TVL) and Trex Medical Corporation (designated in the table as TXM), as part of the Corporation's stock option program. All of the options reported are immediately exercisable as of the end of the fiscal year, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting
                                       19
PAGE
        corporation at the exercise price if the optionee ceases to be employed by the granting corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the granting corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights generally lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

        (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

        Stock Options Exercised During Fiscal 1996

             The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.













                                       20
PAGE






                   Aggregated Option Exercises In Fiscal 1996 And
                         Fiscal 1996 Year-End Option Values



                                                 Number of
                                                Unexercised
                           Shares            Options at Fiscal      Value of
                          Acquired                Year-End        Unexercised
                             on      Value     (Exercisable/      In-the-Money
        Name      Company Exercise Realized    Unexercisable)       Options
                    (1)                             (2)
   Dr. George N.  (TMO)    243,000 $7,914,4301,499,500 /0      $30,114,958/--
   Hatsopoulos

                  (TMD)         --         --   50,000 /0         $117,250/--

                  (TBA)         --         --   15,000 /0          $46,875/--

                  (TCK)     39,000   $480,987   15,000 /0         $153,750/--

                  (TFG)         --         --   20,000 /0          $15,000/--

                  (TFT)     18,000   $257,994  157,910 /0         $805,710/--

                  (THI)         --         --   93,750 /0       $1,518,281/--

                  (TLZ)     14,400   $446,400   28,800 /0         $399,600/--

                  (TLT)         --         --        0 /15,000          --/$0 (5)

                  (TOC)         --         --   90,000 /0               $0/--

                  (THP)         --         --   40,000 /0               $0/--

                  (TMQ)         --         --   90,000 /0               $0/--

                  (THN)         --         --    7,500 /0          $13,650/--

                  (TSR)         --         --   15,000 /0               $0/--

                                                                                                 1
PAGE





                  (THS)         --         --   20,000 /0          $37,500/--

                  (TTT)         --         --   40,000 /0          $18,800/--

                  (TKN)         --         --   36,600 /0         $554,805/--

                  (TXM)         --         --   40,000 /0          $65,000/--

   John N.        (TMO)    124,335 $2,887,545  429,685 /0 (3)   $6,252,399/--
   Hatsopoulos
                  (TMD)         --         --   50,000 /0         $117,250/--

                  (TBA)         --         --   15,000 /0          $46,875/--

                  (TCK)     40,743   $452,561   13,257 /0         $135,885/--

                  (TFG)         --         --   20,000 /0          $15,000/--

                  (TFT)     91,800 $1,119,150   97,200 /0         $469,800/--

                  (THI)     18,750   $243,031   75,000 /0       $1,214,625/--

                  (TLZ)     14,400   $342,000   53,800 /0         $399,600/--

                  (TLT)         --         --        0 /15,000          --/$0 (5)

                  (TOC)         --         --   90,000 /0               $0/--

                  (THP)         --         --   40,000 /0               $0/--

                  (TMQ)         --         --   90,000 /0               $0/--

                  (THN)         --         --   22,500 /0          $40,950/--

                  (TSR)         --         --   15,000 /0               $0/--

                  (THS)         --         --   20,000 /0          $37,500/--

                  (TTT)         --         --   40,000 /0          $18,800/--

                  (TKN)      3,000    $92,775   21,000 /0         $276,675/--

                  (TVL)         --         --    7,498 /0          $57,772/--

                  (TXM)         --         --   40,000 /0          $65,000/--


   Arvin H. Smith (TMO)     60,750 $1,931,728  222,411 /0       $4,885,161/--

                  (TMD)         --         --   82,500 /0         $785,663/--

                  (TBA)         --         --   20,000 /0          $62,500/--

                  (TCA)         --         --   30,000 /0         $657,600/--


                                                                                                 2
PAGE





                  (TCK)         --         --    6,000 /0          $70,500/--

                  (TFG)         --         --   10,000 /0           $7,500/--

                  (TFT)         --         --   90,000 /0         $540,000/--

                  (THI)         --         --  234,375 /0       $3,795,703/--

                  (TLZ)         --         --   10,000 /0               $0/--

                  (TLT)         --         --        0 /6,000           --/$0 (5)

                  (TOC)         --         --   90,000 /0               $0/--

                  (TMQ)         --         --   90,000 /0               $0/--

                  (THN)         --         --    2,400 /0           $4,368/--

                  (TSR)         --         --    7,000 /0               $0/--

                  (THS)         --         --   20,000 /0          $37,500/--

                  (TTT)         --         --   35,000 /0          $56,000/--

                  (TKN)         --         --    2,700 /0          $65,273/--

                  (TXM)         --         --   20,000 /0          $32,500/--


   William A      (TMO)      5,062   $161,594  205,648 /0 (3)   $4,091,585/--
   Rainville

                  (TBA)         --         --    6,000 /0          $18,750/--

                  (TCK)         --         --    6,000 /0          $70,500/--

                  (TFG)         --         --   40,000 /0 (4)      $30,000/--

                  (TFT)         --         --  495,000 /0       $2,686,500/--

                  (TLZ)         --         --   10,000 /0               $0/--

                  (TLT)         --         --        0 /6,000           --/$0 (5)

                  (TOC)         --         --   15,000 /0               $0/--

                  (TMQ)         --         --   15,000 /0               $0/--

                  (THN)         --         --   22,500 /0          $40,950/--

                  (TSR)         --         --    7,000 /0               $0/--

                  (THS)         --         --   10,000 /0          $18,750/--

                  (TTT)         --         --   60,000 /0          $17,700/--


                                                                                                 3
PAGE





                  (TKN)         --         --    2,700 /0          $65,273/--

                  (TXM)         --         --   20,000 /0          $32,500/--

   John W. Wood   (TMO)     13,836   $363,383  227,658 /0 (3)   $3,088,021/--
   Jr.
                  (TMD)         --         --  125,500 /0         $580,037/--

                  (TDX)         --         --        0 /23,333          --/$0 (5)

                  (TBA)         --         --    6,000 /0          $18,750/--

                  (TCA)     25,775 $1,314,963   33,450 /0         $766,358/--

                  (TCK)      4,500    $51,188       -- /--              --/--

                  (TFG)         --         --   10,000 /0           $7,500/--

                  (TFT)         --         --    9,000 /0          $54,000/--

                  (TLZ)         --         --   10,000 /0               $0/--

                  (TLT)         --         --        0 /6,000           --/$0 (5)

                  (TOC)         --         --   15,000 /0               $0/--

                  (TMQ)         --         --   15,000 /0               $0/--

                  (TSR)         --         --   30,000 /0               $0/--

                  (THS)         --         --    3,000 /0           $5,625/--

                  (TKN)         --         --      900 /0          $21,758/--

                  (TVL)      8,623    $61,645   78,450 /0         $319,074/--

                  (TXM)         --         --   20,000 /0          $32,500/--












                                                                                                 4




        (1) Options to purchase shares of the following subsidiaries of the Corporation have been granted to the chief executive officer and the other named executive officers: Thermedics Inc. (designated in the table as TMD), Thermedics Detection Inc. (designated in the table as TDX), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Cardiosystems Inc. (designated in the table as TCA), Thermo Ecotek Corporation (designated in the table as TCK), Thermo Fibergen Inc. (designated in the table as TFG), Thermo Fibertek Inc. (designated in the table as TFT), Thermo Instrument Systems Inc. (designated in the table as THI), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), Thermo Power Corporation (designated in the table as THP), ThermoQuest Corporation (designated in the table as TMQ), Thermo Remediation Inc. (designated in the table as THN), Thermo Sentron Inc. (designated in the table as TSR), ThermoSpectra Corporation (designated in the table as THS), Thermo TerraTech Inc. (designated in the table as TTT), ThermoTrex Corporation (designated in the table as TKN), Thermo Voltek Corporation (designated in the table as TVL) and Trex Medical Corporation (designated in the table as TXM).

        (2) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except options to purchase the common stock of ThermoLyte Corporation and Thermedics Detection Inc., which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of the company's common stock under
        Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the granting corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

        (3)  Options to purchase 135,000, 90,000 and 90,000 shares of the
                                       21
PAGE

        Common Stock granted to Messrs. J. Hatsopoulos, Rainville and Wood, respectively, are subject to the same terms as described in footnote (2), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

        (4) Options to purchase 20,000 shares of the common stock of Thermo Fibergen Inc. granted to Mr. Rainville are subject to the same terms as described in footnote (2), except that the repurchase rights are deemed to lapse 20% per year commencing on the sixth anniversary of the grant date.

        (5) No public market for the shares underlying these options existed at fiscal year-end. Accordingly, no value in excess of exercise price has been attributed to these options.

        Defined Benefit Retirement Plan

             Thermo Web Systems Inc., a wholly owned subsidiary of Thermo Fibertek Inc., maintains a defined benefit retirement plan (the "Retirement Plan") for eligible U.S. employees. Mr. Rainville is the chief executive officer of Thermo Fibertek Inc. and the only executive officer of the Corporation who participates in the Retirement Plan. The following table sets forth the estimated annual benefits payable under the Retirement Plan upon retirement to employees of the subsidiary in specified compensation and years-of-service classifications. The estimated benefits at certain compensation levels reflect the statutory limits on compensation that can be recognized for plan purposes. This limit is currently $150,000 per year.







                                   Years of Service

        Annual         15        20       25        30       35
     Compensation

   $100,000         $25,250  $35,000   $43,750  $48,125  $48,125

   $125,000         $32,813  $43,750   $54,688  $60,156  $60,156

   $150,000         $39,375  $52,500   $65,625  $72,188  $72,188































             Each eligible employee receives a monthly retirement benefit, beginning at normal retirement age (65), based on a percentage (1.75%) of the average monthly compensation of such employee before retirement, multiplied by his years of service (up to a maximum of 30 years). Full credit is given for the first 25 years of service, and half credit is given for years over 25 and less than 30. Benefits are reduced for retirement before normal retirement age. Average monthly compensation is generally defined as average monthly base salary over the five years of highest compensation in the ten-year period preceding retirement. For 1995, the annual compensation of Mr. Rainville recognized for plan purposes was $150,000. The estimated credited years of service recognized under the Retirement Plan for Mr. Rainville is 30, assuming retirement at age 65. No benefits under the Retirement Plan vest for an employee until after five years of
                                       22
PAGE
        participation, at which time they become fully vested. The benefits shown in the above table are subject to reduction for Social Security benefits. The plan benefits shown are payable during the employee's lifetime unless the employee elects another form of benefit that provides death benefit protection.

        Severance Agreements

             The executive officers and certain key employees of the Corporation have entered into contracts with the Corporation that provide severance benefits if there is a change of control of the Corporation that is not approved by the Board of Directors and their employment is terminated, for whatever reason, within one year thereafter. For purposes of these agreements a change of control exists upon (i) the acquisition of 50% or more of the outstanding Common Stock by any person without the prior approval of the Board of Directors, (ii) the failure of the Board of Directors, within two years after any contested election of directors or tender or exchange offer not approved by the Board of Directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the Board of Directors determines constitutes an effective change of control of Thermo Electron.

             In 1983, the Corporation entered into severance agreements with all of the named executive officers, except Mr. Rainville and Mr. Wood. For these severance agreements, the benefit is stated as an initial percentage which was established by the Board of Directors and was generally based upon the employee's age and length of service with the Corporation. Benefits are to be paid over a five-year period. The benefit to be paid in the first year is determined by applying this percentage to the employee's highest annual total cash remuneration in any 12-month period during the preceding three years. This benefit is reduced 10% in each of the succeeding four years in which benefits are paid. The initial percentage to be so applied to Dr. G. Hatsopoulos, Mr. J. Hatsopoulos and Mr. Smith is 98.1%, 76.1% and 59.1%, respectively. Assuming that severance benefits would have been payable under such agreements as of March 1, 1997, the payments thereunder for the first year thereof to Dr. G. Hatsopoulos, Mr. J. Hatsopoulos and Mr. Smith would have been approximately $1,074,000, $665,000 and $313,000, respectively.
        Payments under these agreements are not subject to the so-called "excess parachute payment" provisions under applicable provisions of the Internal Revenue Code of 1986, as amended.

             During 1988, Mr. Rainville and Mr. Wood each entered into a severance agreement with the Corporation pursuant to which he will receive a lump sum benefit at the time of a qualifying severance equal to the highest total cash compensation paid to him in any twelve-month period during the three years preceding the severance event. A qualifying severance exists if (i) the officer's employment is terminated for any reason within one year after a change in control of the Corporation or (ii) a group of
                                       23
PAGE
        directors of the Corporation consisting of directors of the Corporation on the date of the severance agreement or, if an election contest or tender or exchange offer for the Corporation's Common Stock has occurred, the directors of the Corporation immediately prior to such election contest or tender or exchange offer, and any future directors who are nominated or elected by such directors, determines that any other termination of the officer's employment should be treated as a qualifying severance. The benefits under this agreement are limited in such a manner that the payments will not constitute "excess parachute payments" under applicable provisions of the Internal Revenue Code of 1986, as amended. Assuming that severance benefits would have been payable as of March 1, 1997, the payment under such agreement to Mr. Rainville and Mr. Wood would have been approximately $415,000 and $367,000, respectively.

        RELATIONSHIP WITH AFFILIATES

             Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron has created Thermedics Inc., Thermo Ecotek Corporation, Thermo Fibertek Inc., Thermo Instrument Systems Inc., Thermo Power Corporation, Thermo TerraTech Inc. and ThermoTrex Corporation, all of which are publicly traded, majority subsidiaries of the Corporation; Thermedics Inc. has created Thermedics Detection Inc., Thermo Cardiosystems Inc. and Thermo Sentron Inc. as publicly traded, majority-owned subsidiaries and has acquired the majority interest in a previously unaffiliated public company, Thermo Voltek Corp.; Thermo TerraTech Inc. has created Thermo Remediation Inc. as a publicly traded, majority-owned subsidiary; Thermo Instrument Systems Inc. has created Thermo BioAnalysis Corporation, Thermo Optek Corporation, ThermoQuest Corporation and ThermoSpectra Corporation as publicly traded, majority-owned subsidiaries, and ThermoTrex Corporation has created ThermoLase Corporation and Trex Medical Corporation as publicly traded, majority-owned subsidiaries. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

             Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each
                                       24
PAGE
        company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

             The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group
                                       25
PAGE
        and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

             In general, under the corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries, Thermo Electron's corporate staff provides each of the Thermo Subsidiaries with certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services. For the fiscal year ended December 28, 1996, the Corporation assessed each Thermo Subsidiary an annual fee equal to 1.0% of such subsidiary's revenues for these services. The fee is reviewed annually and may be changed by mutual agreement of any Thermo Subsidiary and Thermo Electron. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges each of the Thermo Subsidiaries based on charges attributable to the respective subsidiary. Each corporate services agreement automatically renews for successive one-year terms, unless canceled by the subsidiary upon 30 days' prior notice. In addition, each corporate services agreement terminates automatically in the event the subsidiary ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of a corporate services agreement, the subsidiary will be required to pay a termination fee equal to the fee that was paid by such subsidiary for services under the corporate services agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the subsidiary or as required in order to meet such subsidiary's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge a subsidiary a fee equal to the market rate for comparable services if such services are provided to such subsidiary following termination.

             Pursuant to an international distribution agreement, Thermedics Detection Inc. ("Thermedics Detection"), a subsidiary of Thermedics Inc., which is, in turn, a subsidiary of the Corporation, has appointed Arabian Business Machines Co. ("ABM") as its exclusive distributor of drug-and-explosives detection products in certain Middle East countries. ABM is a member of the Olayan Group, and Hutham S. Olayan, a director of the Corporation, is the president and a director of Olayan America Corporation and Competrol Real Estate Limited, two other members of the Olayan Group, which is controlled by Suliman S. Olayan, Ms. Olayan's father. During 1996, ABM purchased $652,000 of products from Thermedics Detection pursuant to this distribution agreement.

             In March 1996, Thermedics Detection completed private placements of an aggregate of 300,000 shares primarily to outside investors of minority investments in its common stock. Crescent International Holdings Limited purchased 50,000 shares
                                       26
PAGE
        of the common stock of Thermedics Detection in such private placements at a purchase price of $10.00 per share, the same price paid by unaffiliated buyers. Crescent International Holdings Limited is a wholly owned subsidiary of Crescent Holding GmbH. Crescent Holding GmbH is indirectly controlled by Suliman
        S. Olayan, the father of Hutham S. Olayan, a director of the Corporation.

             In December 1996, Metrika Systems Corporation ("Metrika Systems"), subsidiary of the Corporation, completed a private placement of 1,935,667 shares primarily to outside investors of minority investments in its common stock. Dr. John M. Albertine, a director of the Corporation, and Albertine Enterprises, Inc., of which Dr. Albertine is chairman of the board and chief executive officer, purchased 13,333 and 6,667 shares, respectively, of the common stock of Metrika Systems at a price of $7.50 per share, the same price paid by unaffiliated buyers.

        Stock Holding Assistance Plans

             During 1996, the Human Resources Committee of the Corporation's Board of Directors (the "Committee") also established a stock holding policy for executive officers of the Corporation. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

             In order to assist officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to officers to enable them to purchase shares of the Common Stock in the open market. The loans are required to be repaid upon the earlier of demand or five years from the date of the loan, unless otherwise authorized by the Committee. No such loans are currently outstanding under this plan.

             Each of the Corporation's publicly traded, majority-owned subsidiaries have adopted similar stock holding policies and stock holding assistance plans, which are applicable to their executive officers. Certain executive officers of the Corporation are the chief executive officers of these subsidiaries and are required to comply with the subsidiary's stock holding policies. Mr. Arvin H. Smith, an executive vice president of the Corporation, is also the chief executive officer
        of Thermo Instrument Systems Inc.   Mr. William A. Rainville, a
        senior vice president of the Corporation, is also the chief
        executive officer of Thermo Fibertek Inc.   Mr. John W. Wood,
        Jr., a senior vice president of the Corporation, is also the chief executive officer of Thermedics Inc. In 1996, Mr.
                                       27
PAGE

        Rainville received a loan in the principal amount of $118,104 under the Thermo Fibertek Inc. stock holding assistance plan to purchase 10,000 shares of the common stock of Thermo Fibertek Inc. Mr. Rainville's loan is payable on the earlier of demand or five years from the date of the loan, unless otherwise authorized by the human resources committee of the board of directors of Thermo Fibertek Inc. None of the other named executive officers have loans currently outstanding under any subsidiary stock holding assistance plan.