Form 10-Q
period 1997-03-29
THERMO ELECTRON CORP
filed 1997-05-06
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------
                                    FORM 10-Q


    (mark one)
    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                   Class                 Outstanding at April 25, 1997
       -----------------------------     -----------------------------
       Common Stock, $1.00 par value              150,154,290
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   March 29,    December 28,
    (In thousands)                                      1997            1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                   $  341,753      $  414,404
      Short-term available-for-sale investments
        at quoted market value (amortized cost
        of $1,174,262 and $1,428,564)              1,174,930       1,431,881
      Accounts receivable, less allowances
        of $38,784 and $34,321                       668,728         616,545
      Unbilled contract costs and fees                82,949          77,155
      Inventories:
        Raw materials and supplies                   248,317         236,297
        Work in process                              100,580          80,614
        Finished goods                               162,203         116,049
      Prepaid income taxes                           144,860         129,802
      Prepaid expenses                                43,552          29,082
                                                  ----------      ----------
                                                   2,967,872       3,131,829
                                                  ----------      ----------

    Property, Plant, and Equipment, at Cost        1,073,921       1,010,189
      Less: Accumulated depreciation and
            amortization                             319,935         305,742
                                                  ----------      ----------
                                                     753,986         704,447
                                                  ----------      ----------
    Long-term Available-for-sale
      Investments, at Quoted Market Value
      (amortized cost of $47,043 and $58,500)         56,040          68,807
                                                  ----------      ----------
    Long-term Held-to-maturity Investments
      (quoted market value of $13,142 and $26,083)    13,086          25,594
                                                  ----------      ----------
    Other Assets                                     132,227         127,632
                                                  ----------      ----------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 5)                           1,420,377       1,082,935
                                                  ----------      ----------
                                                  $5,343,588      $5,141,244
                                                  ==========      ==========


                                        2PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                    March 29,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                      $  284,225    $  153,787
      Accounts payable                                206,639       203,643
      Accrued payroll and employee benefits           122,637       122,079
      Accrued income taxes                             83,713        61,534
      Accrued installation and warranty costs          70,533        69,006
      Deferred revenue                                 56,444        45,715
      Other accrued expenses                          306,066       257,448
                                                   ----------    ----------
                                                    1,130,257       913,212
                                                   ----------    ----------
    Deferred Income Taxes and Other Deferred Items    162,192       162,746
                                                   ----------    ----------
    Long-term Obligations:
      Senior convertible obligations                  366,000       369,997
      Subordinated convertible obligations            999,010     1,009,470
      Nonrecourse tax-exempt obligations               59,500        77,900
      Other                                            77,320        92,975
                                                   ----------    ----------
                                                    1,501,830     1,550,342
                                                   ----------    ----------
    Minority Interest                                 714,985       684,050
                                                   ----------    ----------
    Common Stock of Subsidiaries Subject to
      Redemption ($81,179 redemption value)            76,876        76,525
                                                   ----------    ----------
    Shareholders' Investment:
      Preferred stock, $100 par value, 50,000
        shares authorized; none issued
      Common stock, $1 par value, 350,000,000
        shares authorized; 150,166,843 and
        149,996,979 shares issued                     150,167       149,997
      Capital in excess of par value                  775,697       801,793
      Retained earnings                               847,370       795,312
      Treasury stock at cost, 28,684 and 15,520
        shares                                         (1,032)         (570)
      Cumulative translation adjustment               (20,613)         (504)
      Deferred compensation                               (48)          (58)
      Net unrealized gain on available-for-sale
        investments                                     5,907         8,399
                                                   ----------    ----------
                                                    1,757,448     1,754,369
                                                   ----------    ----------
                                                   $5,343,588    $5,141,244
                                                   ==========    ==========
    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                     March 29,    March 30,
    (In thousands except per share amounts)               1997         1996
    -----------------------------------------------------------------------
    Revenues:
      Product and service revenues                    $722,625     $609,892
      Research and development contract revenues        40,880       42,493
                                                      --------     --------
                                                       763,505      652,385
                                                      --------     --------
    Costs and Operating Expenses:
      Cost of product and service revenues             430,802      372,145
      Expenses for research and development and
        new lines of business (a)                       78,541       68,322
      Selling, general, and administrative
        expenses                                       185,330      155,135
      Restructuring and other nonrecurring
        costs (Note 4)                                   7,800        3,500
                                                      --------     --------
                                                       702,473      599,102
                                                      --------     --------
    Operating Income                                    61,032       53,283
    Gain on Issuance of Stock by Subsidiaries (Note 2)  33,666       28,892
    Other Income (Expense), Net (Note 3)                 2,897       (5,915)
                                                      --------     --------
    Income Before Income Taxes and Minority Interest    97,595       76,260
    Provision for Income Taxes                          28,397       22,676
    Minority Interest Expense                           17,140       12,561
                                                      --------     --------
    Net Income                                        $ 52,058     $ 41,023
                                                      ========     ========
    Earnings per Share:
      Primary                                         $    .35     $    .31
                                                      ========     ========
      Fully diluted                                   $    .32     $    .27
                                                      ========     ========
    Weighted Average Shares:
      Primary                                          150,070      133,635
                                                      ========     ========
      Fully diluted                                    175,925      175,464
                                                      ========     ========
    (a) Includes costs of:
          Research and development contracts          $ 36,338     $ 35,859
          Internally funded research and development    41,604       31,936
          Other expenses for new lines of business         599          527
                                                      --------     --------
                                                      $ 78,541     $ 68,322
                                                      ========     ========
    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                  --------------------------
                                                   March 29,      March 30,
    (In thousands)                                      1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
    Net cash provided by operating activities    $    32,131    $    41,984
                                                 -----------    -----------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 5)   (349,038)      (265,203)
      Purchases of available-for-sale investments   (207,237)      (278,094)
      Proceeds from sale and maturities of
        available-for-sale investments               485,800        199,963
      Purchases of property, plant, and equipment    (23,103)       (24,728)
      Proceeds from sale of property, plant, and
        equipment                                      2,673          1,183
      Issuance of notes receivable                    (4,765)             -
      Other                                            1,942           (999)
                                                 -----------    -----------
    Net cash used in investing activities            (93,728)      (367,878)
                                                 -----------    -----------
    Financing Activities:
      Increase (decrease) in short-term notes
        payable                                       11,858           (625)
      Net proceeds from issuance of long-term
        obligations                                        -        609,049
      Repayment and repurchase of long-term
        obligations                                  (28,068)        (3,487)
      Net proceeds from issuance of Company and
        subsidiary common stock                       62,816         44,676
      Purchases of subsidiary common stock           (51,870)       (12,789)
      Other                                           (1,894)           713
                                                 -----------    -----------
    Net cash provided by (used in) financing
      activities                                      (7,158)       637,537
                                                 -----------    -----------
    Exchange Rate Effect on Cash                      (3,896)           301
                                                 -----------    -----------
    Increase (Decrease) in Cash and Cash
      Equivalents                                    (72,651)       311,944
    Cash and Cash Equivalents at Beginning of
      Period                                         414,404        462,861
                                                 -----------    -----------
    Cash and Cash Equivalents at End of Period   $   341,753    $   774,805
                                                 ===========    ===========


                                        5PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                                                      Three Months Ended
                                                  --------------------------
                                                   March 29,      March 30,
    (In thousands)                                      1997           1996
    ------------------------------------------------------------------------
    Noncash activities:
      Conversions of Company and subsidiaries'
        convertible obligations                  $     9,612    $    95,933
                                                 ===========    ===========
      Fair value of assets of acquired companies $   619,372    $   523,392
      Cash paid for acquired companies              (395,709)      (278,789)
      Issuance of Company and subsidiaries'
        common stock and stock options for
        acquired companies                            (2,080)             -
                                                 -----------    -----------
          Liabilities assumed of acquired
            companies                            $   221,583    $   244,603
                                                 ===========    ===========


    The accompanying notes are an integral part of these consolidated financial statements.








                                        6PAGE

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, and the results of operations and cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Issuance of Stock by Subsidiaries

        Gain on issuance of stock by subsidiaries in the accompanying statement of income for the three-month period ended March 29, 1997, resulted primarily from the following:

         Initial public offering of 2,671,292 shares of Thermedics Detection Inc. common stock in March 1997 at $11.50 per share for net proceeds of $28.1 million resulted in a gain of $17.1 million that was recorded by the Company's
         Thermedics Inc. subsidiary.

         Private placement of 1,768,500 shares of ThermoQuest Corporation common stock in March 1997 at $15.00 per share for net proceeds of $24.8 million resulted in a gain of $12.0 million that was recorded by the Company's Thermo Instrument Systems Inc. subsidiary.

         Private placement of 850,000 shares of Thermo Information Solutions Inc. common stock in March 1997 at $9.00 per share for net proceeds of $7.0 million resulted in a gain of $4.6 million.






                                        7PAGE

                           THERMO ELECTRON CORPORATION

    3.  Other Income (Expense), Net

        The components of other income (expense), net, in the accompanying statement of income are as follows:
                                                        Three Months Ended
                                                      ----------------------
                                                     March 29,     March 30,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Interest income                                   $ 24,952      $ 21,988
    Interest expense                                   (21,412)      (27,636)
    Equity in income (loss) of unconsolidated
      subsidiaries                                         290          (341)
    Gain on sale of investments                            550           270
    Other expense, net                                  (1,483)         (196)
                                                      --------      --------
                                                      $  2,897      $ (5,915)
                                                      ========      ========

    4.  Restructuring and Other Nonrecurring Costs

        During the first quarter of 1997, the Company's Thermo Remediation Inc. subsidiary recorded $7.8 million of nonrecurring costs to write-down certain capital equipment and intangible assets, including cost in excess of net assets of acquired companies, in response to a recent severe downturn in Thermo Remediation's soil-recycling business which will result in the closure of two soil-remediation sites. In addition, the Company's analysis indicates that the future cash flows from certain other soil-remediation sites that will remain open will be insufficient to recover Thermo Remediation's investment in these business units, thus requiring a write-down of certain assets, which is included in the $7.8 million charge.

    5.  Acquisitions

        In March 1997, Thermo Instrument acquired 166,557,897 shares (or approximately 95%) of Life Sciences International PLC (Life Sciences), a London Stock Exchange-listed company, for 135 pence per share (approximately $2.15 per share or an aggregate of approximately $362.7 million, including related expenses) in completion of Thermo Instrument's offer to acquire all of the outstanding shares of Life Sciences. Thermo Instrument expects to acquire the Life Sciences shares that remain outstanding for 135 pence per share pursuant to the compulsory acquisition rules applicable to United Kingdom companies. The accompanying balance sheet as of March 29, 1997, includes $21.1 million accrued for the purchase of the remaining Life Sciences shares outstanding plus shares issuable upon exercise of outstanding stock options. Subsequent to the end of the quarter, Thermo Instrument repaid approximately $75 million of Life Sciences' debt. Life Sciences manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets. In addition, the Company and its majority-owned subsidiaries made several other acquisitions during the first quarter of 1997 for $33.0 million in cash and subsidiary stock options valued at $2.1 million, subject to post-closing adjustments.

                                        8PAGE

                           THERMO ELECTRON CORPORATION

        These acquisitions have been accounted for using the purchase method of accounting and their results have been included in the accompanying financial statements from their respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $352.5 million, which is being amortized principally over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since the acquisitions were not material to the Company's results of operations.

        During 1996, Thermo Instrument had undertaken a restructuring of a substantial portion of the businesses comprising the Scientific Instruments division of Fisons plc, acquired in March 1996. During the first quarter of 1997, Thermo Instrument expended $5.1 million for restructuring costs, primarily for severance and abandoned facility payments. In connection with finalizing its restructuring plans for the businesses acquired from Fisons, Thermo Instrument recorded an additional $8.1 million of acquisition reserves in the first quarter of 1997, primarily for the abandonment of excess facilities, as well as severance. This amount was recorded as an increase in cost in excess of net assets of acquired companies. The remaining reserve for restructuring these businesses was $20.6 million at March 29, 1997, which primarily represents ongoing severance and abandoned facility payments.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Sales in the first quarter of 1997 were $763.5 million, an increase of $111.1 million, or 17%, over the first quarter of 1996. Segment income, excluding restructuring and other nonrecurring costs of $7.8 million in 1997 and $3.5 million in 1996, described below, increased 21% to $77.2 million from $63.9 million in 1996. (Segment income is income

                                        9PAGE

                           THERMO ELECTRON CORPORATION
    before corporate general and administrative expenses, other income and expense, minority interest expense, and income taxes.) Operating income, which includes restructuring and other nonrecurring costs, was $61.0 million in 1997, compared with $53.3 million in 1996.

    Instruments

        Sales from the Instruments segment were $329.1 million in 1997, an increase of $103.5 million, or 46%, over 1996. Sales increased due to acquisitions made by Thermo Instrument Systems Inc., which added $110.9 million of sales in 1997. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which Thermo Instrument operates decreased revenues by $8.0 million in 1997. An increase in revenues from ThermoQuest Corporation's existing mass spectrometry business as a result of the continued success of a new product introduced in the first quarter of 1996 was offset by a decrease in revenues at certain of the Company's other existing businesses, principally Thermo Optek Corporation. Revenues from Thermo Optek's existing businesses decreased due to the inclusion in 1996 of several large nonrecurring sales to the Chinese and Japanese governments and the elimination of certain unprofitable acquired product lines. Segment income margin (segment income margin is segment income as a percentage of sales), excluding restructuring and other nonrecurring costs of $3.5 million in 1996, improved to 14.0% in 1997 from 12.2% in 1996, primarily due to increased sales of higher-margin mass spectrometry products, efforts to reduce selling and administrative costs at certain acquired businesses, and the integration of products from businesses acquired into existing distribution channels. This improvement was offset in part by lower gross profit margins at certain acquired businesses, including Life Sciences International PLC, which recorded an adjustment to expense of $2.7 million relating to the revaluation of the finished goods inventories acquired by Thermo Instrument. Restructuring and other nonrecurring costs of $3.5 million in 1996 represents the write-off of acquired technology relating to the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc.

    Alternative-energy Systems

        Sales from the Alternative-energy Systems segment were $78.7 million in 1997, compared with $81.5 million in 1996. Within this segment, revenues from Thermo Ecotek Corporation were $38.7 million in 1997, compared with $33.5 million in 1996. This increase resulted primarily from the inclusion of $3.7 million in sales from two businesses acquired in 1996 and 1997 by Thermo Ecotek, as well as higher contractual energy rates at all of Thermo Ecotek's facilities, except the Hemphill plant in New Hampshire. Pursuant to Thermo Ecotek's utility contracts for its four plants in California, there will be no further contractual energy rate increases beginning in 1998. In 1996, the Company recorded sales from its waste-recycling facility in southern California of $4.9 million. This facility was sold in July 1996. Sales at Peter Brotherhood Ltd. declined to $11.2 million from $13.4 million in 1996 as a result of decreased demand for steam turbines. Sales from Thermo Power Corporation were $28.8

                                       10PAGE

                           THERMO ELECTRON CORPORATION
    million in 1997, compared with $29.8 million in 1996. This decline primarily resulted from lower demand for commercial cooling rental equipment, decreased shipments of remanufactured commercial cooling equipment, and lower sales at Thermo Power's engine business.

        Segment income from the Alternative-energy Systems segment was $4.8 million in 1997, compared with $6.3 million in 1996. Thermo Ecotek had segment income of $4.4 million in 1997, compared with $4.5 million in 1996. Increased income resulting from the higher energy rates was more than offset by higher business development costs and a small loss from operations at Thermo Ecotek's biopesticides business. Segment income in 1996 from the Company's waste-recycling facility in southern California, which was sold in July 1996, was $2.3 million. Results from this facility, net of related interest expense (not included in segment income), were approximately breakeven in 1996. Segment income at Thermo Power improved to $0.7 million from a slight loss in 1996, primarily due to improved margins at the industrial refrigeration and engines businesses. Peter Brotherhood incurred a nominal segment loss in both periods.

        Certain of Thermo Ecotek's plants have power-sales agreements under which the rates paid for power will convert from fixed rates to "avoided-cost" rates at specified dates. Avoided-cost rates are currently substantially less than the fixed rates. The Woodland, California, plant, which converts to avoided-cost rates in March 2000, has conditions in its nonrecourse lease agreement that require the funding of a "power reserve" in years prior to 2000, based on projections of operating cash flow shortfalls in 2000 and thereafter. The power reserve represents funds available to make lease payments in the event that revenues are not sufficient after the plant converts to avoided-cost rates. Without sufficient increases in avoided-cost rates or reductions in fuel costs and other operating expenses by the year 2000, Thermo Ecotek expects to either renegotiate its nonrecourse lease agreement or forfeit its interest in the Woodland plant. Beginning in the fourth quarter of 1996, Thermo Ecotek began to expense the funding of reserves required under the nonrecourse lease agreement. As a result, the Company expects that the plant will be reduced to approximately breakeven in 1997 and thereafter. In the full year of 1996, Thermo Ecotek recorded $4.6 million of segment income from operation of the Woodland plant.

        The resolution of Thermo Ecotek's rate order renegotiations with Public Service Company of New Hampshire (PSNH) is still pending. In January 1997, PSNH's parent company, Northeast Utilities, disclosed in a filing with the Securities and Exchange Commission that if a proposed deregulation plan for the New Hampshire electric utility industry were adopted, PSNH could default on certain financial obligations and seek bankruptcy protection. In February 1997, the New Hampshire Public Utilities Commission (PUC) voted to adopt a deregulation plan, and in March 1997, PSNH filed suit to block the plan. In March 1997, the federal district court issued a temporary restraining order, which temporarily prohibits the PUC from implementing the deregulation plan as it affects PSNH, pending a determination by the court whether PSNH's claim is ripe to be heard by the court. In April 1997, the court ruled that the case was ripe for adjudication and ordered that this restraining order would

                                       11PAGE

                           THERMO ELECTRON CORPORATION
    continue indefinitely pending the outcome of the suit. In addition, in March 1997, Thermo Ecotek, along with a group of other biomass power producers, filed a motion with the PUC seeking clarification of the PUC's proposed deregulation plan regarding several issues, including purchase requirements and payment of current rate order prices with respect to the Company's energy output. The effect of a PSNH bankruptcy or deregulation of the electric utility industry in New Hampshire on Thermo Ecotek's rate orders for its two New Hampshire plants is uncertain.

        Thermo Ecotek experienced a fire in December 1996 at its coal-beneficiation facility under construction in Gillette, Wyoming. Damage was limited to an oil heater and auxiliary oil storage tank and did not affect the plant's four coal processors. Substantially all repair costs are expected to be covered by insurance proceeds. The fire has caused certain delays with respect to commencement of commercial operations of the facility. In addition, Thermo Ecotek is currently experiencing certain start-up problems, including issues relating to the flow of materials within the facility, which may further delay commercial operations. Thermo Ecotek expects to complete repairs caused by the fire and resolve these start-up problems by the end of the third quarter of 1997, however, because the technology being developed at the facility is new and untested, no assurance can be given that these start-up problems will be corrected and that the plant will be able to achieve commercial operations at that time.

    Process Equipment

        Sales in the Process Equipment segment were $56.0 million in 1997, compared with $93.3 million in 1996. A wholly owned subsidiary of the Company recorded revenues from an office wastepaper de-inking contract of $35.0 million in the first quarter of 1996. This contract was substantially completed at that time. Sales from Thermo Fibertek Inc. declined 9% to $44.7 million. Revenues from Thermo Fibertek's recycling business declined $3.9 million due to lower demand resulting from a severe drop in de-inked pulp prices. The timing of the recovery of the financial condition of the paper industry cannot be predicted. This decline was offset in part by $1.5 million of revenues from a business acquired in July 1996. Sales of Thermo TerraTech Inc.'s thermal-processing equipment increased $1.6 million due to increased demand, and sales of automated electroplating equipment by the Company's wholly owned Napco subsidiary increased 11% to $3.4 million. Segment income was $6.4 million in 1997, compared with $9.6 million in 1996. This decline results primarily from lower sales at Thermo Fibertek, as well as increased costs at Thermo Fibertek's Thermo Fibergen subsidiary, which is developing and commercializing equipment and systems to recover materials from papermaking sludge.

    Biomedical Products

        Sales from the Biomedical Products segment were $136.9 million in 1997, an increase of $33.3 million, or 32%, over 1996. Sales increased due to the inclusion of $24.2 million in sales from acquired businesses, increased demand for certain products at Trex Medical Corporation, and

                                       12PAGE

                           THERMO ELECTRON CORPORATION
    the opening of new spas and, to a lesser extent, an increase in licensing revenues at ThermoLase Corporation's hair-removal business. Segment income declined to $8.8 million in 1997 from $11.6 million in 1996. This decline results primarily from an increased loss at ThermoLase and, to a lesser extent, lower margins at Thermo Cardiosystems Inc. ThermoLase, as expected, was impacted by the early operations of its Spa Thira hair-removal business, which has been operating below maximum capacity as it develops a client base and continues refining its operating procedures, and due to pre-opening and advertising costs incurred in connection with new spa openings. Thermo Cardiosystems' margins declined due to increased warranty costs resulting from a modification, initiated by Thermo Cardiosystems, of certain LVAS systems in the field, as well as higher marketing expenses as a result of an increase in its sales force.

    Environmental Services

        Sales in the Environmental Services segment were $68.5 million in 1997, an increase of $9.3 million, or 16%, over 1996. Revenues from Thermo TerraTech's remediation and recycling services increased to $30.5 million in 1997 from $24.8 million in 1996, primarily due to the inclusion of sales from acquired businesses, offset in part by a decline in revenues from Thermo Remediation Inc.'s soil-remediation services of 20% to $4.9 million, due to declines in the volume of soil processed as a result of more relaxed regulatory standards in several states and competitive pricing pressures. Sales of metallurgical services increased to $13.3 million in 1997 from $10.0 million in 1996, due to increased demand for existing services and the inclusion of $0.9 million of sales from an acquired business. Segment income margin, excluding restructuring and other nonrecurring costs of $7.8 million in 1997, was 6.5% in 1997, compared with 5.5% in 1996. Segment income margin improved due to increased sales, including higher-margin sales from acquired businesses, offset in part by a decline in margins from soil-remediation services due to lower sales and price competition as discussed above. Restructuring and other nonrecurring costs of $7.8 million in 1997 were recorded to write-down certain capital equipment and intangible assets, including cost in excess of net assets of acquired companies, in response to a recent severe downturn in Thermo Remediation's soil-recycling business which will result in the closure of two soil-remediation sites. In addition, the Company's analysis indicates that the future cash flows from certain other soil-remediation sites that will remain open will be insufficient to recover Thermo Remediation's investment in these business units, thus requiring a write-down of certain assets, which is included in the $7.8 million charge.

    Advanced Technologies

        Sales from the Advanced Technologies segment were $96.5 million in 1997, compared with $90.7 million in 1996. Sales at Thermedics Detection Inc. increased 33% to 12.4 million in 1997 primarily due to sales from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company, which is expected to continue through the third quarter of 1997 and, to a lesser extent, increased shipments of InScan systems, which were introduced in 1996. These increases were offset in

                                       13PAGE

                           THERMO ELECTRON CORPORATION
    part by a decline in sales of EGIS explosives-detection systems and related services of $1.9 million. In May 1997, Thermedics Detection was awarded a $6.2 million contract for its EGIS systems from the Federal Aviation Administration. Sales at Thermo Sentron Inc. increased to $18.0 million in 1997 from $16.7 million in 1996, primarily due to sales at acquired businesses. Sales at Thermo Voltek Corp. declined to $9.7 million in 1997 from $10.6 million in 1996, primarily due to a decline in sales at its Comtest and Keytek businesses, offset in part by the inclusion of $1.7 million in sales from a business acquired in July 1996. The decline in sales resulted primarily from a decrease in demand for EMC test products as many companies have come into compliance with European directives concerning electromagnetic compatibility and, to a lesser extent, a decline in the component reliability market for electrostatic discharge test equipment caused by a slowdown in spending for capital equipment by the semiconductor industry. Sales at Coleman Research Corporation were $38.9 million in 1997, compared with $37.2 million in 1996. This increase resulted primarily from a contract to supply kiosk units to a customer and, to a lesser extent, sales of $0.5 million from an acquired business. Segment income margin was 7.0% in 1997, compared with 6.3% in 1996. This improvement resulted from increased sales, a change in sales mix, and the impact on the 1996 period of nonrecurring costs related to a reduction in personnel and other adjustments.

    Gain on Issuance of Stock by Subsidiaries

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries, the issuance of stock by subsidiaries upon conversion of convertible debentures, and similar transactions, the Company recorded gains of $33.7 million in 1997 and $28.9 million in 1996 (Note 2). Minority interest expense increased to $17.1 million in 1997 from $12.6 million in 1996. Minority interest expense includes $9.5 million in 1997 and $5.6 million in 1996 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock and the issuance of stock upon conversion of indebtedness by their subsidiaries.

    Liquidity and Capital Resources

        Consolidated working capital was $1,837.6 million at March 29, 1997, compared with $2,218.6 million at December 28, 1996. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,516.7 million at March 29, 1997, compared with $1,846.3 million at December 28, 1996. In addition, at March 29, 1997, the Company had $56.0 million of long-term available-for-sale investments and $13.1 million of long-term held-to-maturity investments, compared with $68.8 million of long-term available-for-sale investments and $25.6 million of long-term held-to-maturity investments at December 28, 1996. Of the total $1,585.8 million of cash, cash equivalents, and short- and long-term

                                       14PAGE

                           THERMO ELECTRON CORPORATION
    available-for-sale and held-to-maturity investments at March 29, 1997, $1,076.2 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. During the first quarter of 1997, $32.1 million of cash was provided by the Company's operating activities.

        During the first quarter of 1997, the Company's primary investing activities, excluding purchases, sales, and maturities of available-for-sale investments, included acquisitions and capital expenditures. During the first quarter of 1997, the Company expended $349.0 million, net of cash acquired, for acquisitions and $23.1 million for purchases of property, plant, and equipment.

        The Company's financing activities used $7.2 million of cash in the first quarter of 1997. Net proceeds from the issuance of Company and subsidiary common stock totaled $62.8 million. In addition, the Company repaid long-term obligations of $28.1 million.

        During the first quarter of 1997, an aggregate principal amount of $9.6 million of subsidiaries' convertible obligations was converted into shares of subsidiaries' common stock.

        During the first quarter of 1997, the Company and its majority-owned subsidiaries expended $51.9 million to purchase common stock of certain of the Company's majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company's and certain of its majority-owned subsidiaries' Boards of Directors. As of March 29, 1997, $20 million and $26 million remained under the Company's and the majority-owned subsidiaries' authorizations, respectively. In April 1997, an additional $25.0 million was authorized by the Boards of Directors of certain of the Company's majority-owned subsidiaries. The amount of purchases in a given reporting period may vary significantly.

        In the remainder of 1997, the Company plans to make capital expenditures of approximately $117 million. In addition, as of May 6, 1997, the Company had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $122 million. Proposed acquisitions of new businesses are subject to various conditions to closing, and there can be no assurance that all proposed transactions will be consummated.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits
        See Exhibit Index on page immediately preceding exhibits.

    (b) Reports on Form 8-K

        On January 22, 1997, the Company filed a Current Report on Form 8-K pertaining to Thermo Instrument Systems Inc.'s tender offer for all of the outstanding shares of Life Sciences International PLC.

                                       15PAGE

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1997.

                                            THERMO ELECTRON CORPORATION



                                            Paul F. Kelleher
                                            -------------------------
                                            Paul F. Kelleher
                                            Vice President, Finance and
                                              Administration



                                            John N. Hatsopoulos
                                            -------------------------
                                            John N. Hatsopoulos
                                            President and Chief Financial
                                              Officer






                                       16PAGE

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                                 Page
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.