Form 10-Q
period 1997-06-28
THERMO ELECTRON CORP
filed 1997-08-06
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------
                                    FORM 10-Q


    (mark one)
    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                   Class                 Outstanding at July 25, 1997
       -----------------------------     ----------------------------
       Common Stock, $1.00 par value              150,231,967
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   June 28,     December 28,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                  $  288,738       $  414,404
      Short-term available-for-sale investments
        at quoted market value (amortized cost
        of $1,001,294 and $1,428,564)             1,004,232        1,431,881
      Accounts receivable, less allowances of
        $43,647 and $34,321                         712,694          616,545
      Unbilled contract costs and fees               92,703           77,155
      Inventories:
        Raw materials and supplies                  259,945          236,297
        Work in process                             107,536           80,614
        Finished goods                              167,826          116,049
      Prepaid income taxes                          130,979          129,802
      Prepaid expenses                               43,496           29,082
                                                 ----------       ----------
                                                  2,808,149        3,131,829
                                                 ----------       ----------

    Property, Plant, and Equipment, at Cost       1,105,121        1,010,189
      Less: Accumulated depreciation and
            amortization                            340,654          305,742
                                                 ----------       ----------
                                                    764,467          704,447
                                                 ----------       ----------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $60,350 and $58,500)                        73,483           68,807
                                                 ----------       ----------
    Long-term Held-to-maturity Investments
      (quoted market value of $26,083)                    -           25,594
                                                 ----------       ----------
    Other Assets                                    152,490          127,632
                                                 ----------       ----------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 5)                          1,506,048        1,082,935
                                                 ----------       ----------
                                                 $5,304,637       $5,141,244
                                                 ==========       ==========

                                        2PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                     June 28, December 28,
    (In thousands except share amounts)                  1997         1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                      $  170,332   $  153,787
      Accounts payable                                217,697      203,643
      Accrued payroll and employee benefits           125,672      122,079
      Accrued income taxes                             79,393       61,534
      Accrued installation and warranty costs          74,482       69,006
      Deferred revenue                                 53,523       45,715
      Other accrued expenses                          291,115      257,448
                                                   ----------   ----------
                                                    1,012,214      913,212
                                                   ----------   ----------
    Deferred Income Taxes and Other Deferred Items    163,411      162,746
                                                   ----------   ----------
    Long-term Obligations:
      Senior convertible obligations                  365,970      369,997
      Subordinated convertible obligations          1,112,798    1,009,470
      Nonrecourse tax-exempt obligations               59,500       77,900
      Other                                            63,031       92,975
                                                   ----------   ----------
                                                    1,601,299    1,550,342
                                                   ----------   ----------
    Minority Interest                                 670,709      684,050
                                                   ----------   ----------
    Common Stock of Subsidiaries Subject to
      Redemption ($119,066 and $81,179 redemption
      value)                                          115,114       76,525
                                                   ----------   ----------
    Shareholders' Investment:
      Preferred stock, $100 par value, 50,000
        shares authorized; none issued
      Common stock, $1 par value, 350,000,000
        shares authorized; 150,235,193 and
        149,996,979 shares issued                     150,235      149,997
      Capital in excess of par value                  707,619      801,793
      Retained earnings                               903,528      795,312
      Treasury stock at cost, 15,991 and 15,520
        shares                                           (550)        (570)
      Cumulative translation adjustment               (28,863)        (504)
      Deferred compensation                               (39)         (58)
      Net unrealized gain on available-for-sale
        investments                                     9,960        8,399
                                                   ----------   ----------
                                                    1,741,890    1,754,369
                                                   ----------   ----------
                                                   $5,304,637   $5,141,244
                                                   ==========   ==========
    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 28,      June 29,
    (In thousands except per share amounts)              1997          1996
    ------------------------------------------------------------------------
    Revenues:
      Product and service revenues                   $834,748      $703,606
      Research and development contract revenues       40,268        42,153
                                                     --------      --------
                                                      875,016       745,759
                                                     --------      --------
    Costs and Operating Expenses:
      Cost of product and service revenues            481,859       427,950
      Expenses for research and development and
        new lines of business (a)                      81,480        76,319
      Selling, general, and administrative
        expenses                                      213,167       179,412
      Restructuring and other nonrecurring
        costs (income) (Note 4)                        (2,849)       22,480
                                                     --------      --------
                                                      773,657       706,161
                                                     --------      --------

    Operating Income                                  101,359        39,598
    Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                         15,214        43,495
    Other Expense, Net (Note 3)                        (3,623)       (1,506)
                                                     --------      --------
    Income Before Income Taxes and Minority Interest  112,950        81,587
    Provision for Income Taxes                         42,026        19,974
    Minority Interest Expense                          14,766        16,694
                                                     --------      --------
    Net Income                                       $ 56,158      $ 44,919
                                                     ========      ========
    Earnings per Share:
      Primary                                        $    .37      $    .32
                                                     ========      ========
      Fully diluted                                  $    .35      $    .29
                                                     ========      ========
    Weighted Average Shares:
      Primary                                         150,173       140,134
                                                     ========      ========
      Fully diluted                                   175,860       175,700
                                                     ========      ========
    (a) Includes costs of:
          Research and development contracts         $ 34,619      $ 36,112
          Internally funded research and development   46,230        39,596
          Other expenses for new lines of business        631           611
                                                     --------      --------
                                                     $ 81,480      $ 76,319
                                                     ========      ========
    The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                       Six Months Ended
                                                    -----------------------
                                                      June 28,     June 29,
    (In thousands except per share amounts)               1997         1996
    ------------------------------------------------------------------------
    Revenues:
      Product and service revenues                  $1,557,373   $1,313,498
      Research and development contract revenues        81,148       84,646
                                                    ----------   ----------
                                                     1,638,521    1,398,144
                                                    ----------   ----------
    Costs and Operating Expenses:
      Cost of product and service revenues             912,661      800,095
      Expenses for research and development and
        new lines of business (a)                      160,021      144,641
      Selling, general, and administrative
        expenses                                       398,497      334,547
      Restructuring and other nonrecurring
        costs (Note 4)                                   4,951       25,980
                                                    ----------   ----------
                                                     1,476,130    1,305,263
                                                    ----------   ----------

    Operating Income                                   162,391       92,881
    Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                          48,880       72,387
    Other Expense, Net (Note 3)                           (726)      (7,421)
                                                    ----------   ----------
    Income Before Income Taxes and Minority Interest   210,545      157,847
    Provision for Income Taxes                          70,423       42,650
    Minority Interest Expense                           31,906       29,255
                                                    ----------   ----------
    Net Income                                      $  108,216   $   85,942
                                                    ==========   ==========
    Earnings per Share:
      Primary                                       $      .72   $      .63
                                                    ==========   ==========
      Fully diluted                                 $      .67   $      .56
                                                    ==========   ==========
    Weighted Average Shares:
      Primary                                          150,122      136,884
                                                    ==========   ==========
      Fully diluted                                    175,893      175,583
                                                    ==========   ==========
    (a) Includes costs of:
          Research and development contracts        $   70,957   $   71,971
          Internally funded research and development    87,834       71,532
          Other expenses for new lines of business       1,230        1,138
                                                    ----------   ----------
                                                    $  160,021   $  144,641
                                                    ==========   ==========
    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                         Six Months Ended
                                                      ----------------------
                                                      June 28,     June 29,
    (In thousands)                                        1997         1996
    ------------------------------------------------------------------------
    Net cash provided by operating activities        $  57,140    $  85,827
                                                     ---------    ---------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 5)     (602,667)    (306,733)
      Purchases of available-for-sale investments     (411,644)    (815,539)
      Proceeds from sale and maturities of
        available-for-sale investments                 860,385      291,446
      Purchases of property, plant, and equipment      (48,797)     (57,421)
      Proceeds from sale of property, plant, and
        equipment                                        9,071        2,528
      Increase in other assets                          (4,213)     (19,903)
      Other                                              7,754          228
                                                     ---------    ---------
    Net cash used in investing activities             (190,111)    (905,394)
                                                     ---------    ---------
    Financing Activities:
      Increase (decrease) in short-term notes
        payable                                         (3,844)      10,178
      Net proceeds from issuance of long-term
        obligations                                    116,531      784,682
      Repayment and repurchase of long-term
        obligations                                    (32,207)      (3,492)
      Net proceeds from issuance of Company and
        subsidiary common stock                        101,982      130,713
      Purchases of subsidiary common stock            (161,221)     (26,360)
      Other                                             (3,782)       1,903
                                                     ---------    ---------
    Net cash provided by financing activities           17,459      897,624
                                                     ---------    ---------
    Exchange Rate Effect on Cash                       (10,154)         277
                                                     ---------    ---------
    Increase (Decrease) in Cash and Cash
      Equivalents                                     (125,666)      78,334
    Cash and Cash Equivalents at Beginning of
      Period                                           414,404      462,861
                                                     ---------    ---------
    Cash and Cash Equivalents at End of Period       $ 288,738    $ 541,195
                                                     =========    =========


                                        6PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                                                         Six Months Ended
                                                      ----------------------
                                                      June 28,     June 29,
    (In thousands)                                        1997         1996
    ------------------------------------------------------------------------
    Noncash activities:
      Conversions of Company and subsidiary
        convertible obligations                      $  15,854    $ 236,572
                                                     =========    =========
      Fair value of assets of acquired companies     $ 760,665    $ 540,691
      Cash paid for acquired companies                (647,586)    (310,480)
      Issuance of Company and subsidiary
        common stock and stock options for
        acquired companies                              (2,080)        (345)
                                                     ---------    ---------
          Liabilities assumed of acquired companies  $ 110,999    $ 229,866
                                                     =========    =========


    The accompanying notes are an integral part of these consolidated financial statements.







                                        7PAGE

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Issuance of Stock by Subsidiaries

        Gain on issuance of stock by subsidiaries in the accompanying statement of income for the six-month period ended June 28, 1997, resulted primarily from the following:

         Initial public offering of 2,671,292 shares of Thermedics Detection Inc. common stock at $11.50 per share for net proceeds of $28.1 million resulted in a gain of $17.1 million that was recorded by the Company's Thermedics Inc. subsidiary.

         Sale of 1,768,500 shares of ThermoQuest Corporation common stock at $15.00 per share for net proceeds of $24.8 million resulted in a gain of $12.0 million that was recorded by the Company's Thermo Instrument Systems Inc. subsidiary.

         Private placements of 1,212,260 and 94,000 shares of Thermo Information Solutions Inc. common stock at $9.00 and $10.00 per share, respectively, for aggregate net proceeds of $11.0 million resulted in a gain of $6.6 million.

         Initial public offering of 2,300,000 shares of Metrika
         Systems Corporation common stock at $15.50 per share for net proceeds of $32.5 million resulted in a gain of $13.2 million that was recorded by the Company's Thermo Instrument subsidiary.

                                        8PAGE

                           THERMO ELECTRON CORPORATION

    3.  Other Expense, Net

        The components of other expense, net, in the accompanying statement of income are as follows:

                               Three Months Ended         Six Months Ended
                              --------------------      --------------------
                             June 28,    June 29,       June 28,    June 29,
    (In thousands)               1997        1996           1997        1996
    ------------------------------------------------------------------------
    Interest income          $ 18,167    $ 21,752       $ 43,119    $ 43,740
    Interest expense          (21,486)    (25,600)       (42,898)    (53,236)
    Equity in income (loss)
      of unconsolidated
      subsidiaries               (537)         75           (247)       (266)
    Gain on sale of
      investments                  46       2,455            596       2,725
    Other income (expense),
      net                         187        (188)        (1,296)       (384)
                             --------    --------       --------    --------
                             $ (3,623)   $ (1,506)      $   (726)   $ (7,421)
                             ========    ========       ========    ========

    4.  Restructuring and Other Nonrecurring Costs (Income)

        During the second quarter of 1997, the Company settled litigation with third-party developers of an alternative-energy facility constructed by the Company and its subcontractors in 1988 and 1989 and leased and operated by a partnership including the Company's Thermo Ecotek Corporation subsidiary. The third-party developers had sought $25 million in damages for alleged misrepresentation, breach of contract, and other causes of action. The settlement resulted in a payment by the Company of $1.1 million and relinquishment to the Company by the third-party developers of their partnership interest in the alternative-energy facility. In connection with the settlement, the Company reversed $5.0 million of reserves previously established for this and related matters. In addition, the Company's Peter Brotherhood Ltd. and ThermoSpectra Corporation subsidiaries recorded nonrecurring costs of $1.3 million and $0.8 million, respectively, during the second quarter of 1997, primarily for severance for employees terminated during the second quarter.
        During the first quarter of 1997, the Company's Thermo Remediation Inc. subsidiary recorded $7.8 million of nonrecurring costs to write down certain capital equipment and intangible assets, including cost in excess of net assets of acquired companies, in response to a severe downturn in Thermo Remediation's soil-recycling business that resulted in the closure of two soil-remediation sites. In addition, the Company's analysis indicates that the future cash flows from certain other soil-remediation sites that will remain open will be insufficient to recover Thermo Remediation's investment in these business units, thus requiring a write-down of certain assets, which is included in the $7.8 million charge.

    5.  Acquisitions

        In March 1997, Thermo Instrument acquired 95% of Life Sciences International PLC (Life Sciences), a London Stock Exchange-listed company. Subsequently, the Company acquired the remaining shares of Life
                                        9PAGE

                           THERMO ELECTRON CORPORATION

    Sciences' capital stock. The aggregate purchase price for Life Sciences was $447.9 million, net of $41.8 million of cash acquired. The purchase price includes the repayment of $105.0 million of Life Sciences' bank debt. Life Sciences manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets. In addition, the Company and its majority-owned subsidiaries made several other acquisitions during the first six months of 1997 for $157.9 million in cash and the issuance of subsidiary stock options valued at $2.1 million, subject to post-closing adjustments.

        These acquisitions have been accounted for using the purchase method of accounting and their results have been included in the accompanying financial statements from their respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $447.5 million, which is being amortized principally over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since the acquisitions were not material to the Company's results of operations.

        During 1996, Thermo Instrument had undertaken a restructuring of a substantial portion of the businesses constituting the Scientific Instruments division of Fisons plc, acquired in March 1996. During the first six months of 1997, Thermo Instrument expended $10.5 million for restructuring costs, primarily for severance and abandoned-facility payments. During the first quarter of 1997, in connection with finalizing its restructuring plans for the businesses acquired from Fisons, Thermo Instrument recorded an additional $8.1 million of acquisition reserves, primarily for the abandonment of excess facilities, as well as for severance pay. This amount was recorded as an increase in cost in excess of net assets of acquired companies. The remaining reserve for restructuring these businesses was $15.4 million at June 28, 1997, which primarily represents ongoing severance and abandoned-facility payments.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.
                                       10PAGE

                           THERMO ELECTRON CORPORATION

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Sales in the second quarter of 1997 were $875.0 million, an increase of $129.3 million, or 17%, over the second quarter of 1996. Segment income, excluding nonrecurring income of $2.8 million in 1997 and restructuring and other nonrecurring costs of $22.5 million in 1996, described below, increased 52% to $106.9 million from $70.2 million in 1996. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, and income taxes.) Operating income, which includes restructuring and other nonrecurring costs/income, was $101.4 million in 1997, compared with $39.6 million in 1996.

    Instruments
    -----------
        Sales from the Instruments segment were $405.2 million in 1997, an increase of $83.7 million, or 26%, over 1996. Sales increased due to acquisitions made by Thermo Instrument Systems Inc., which added $88.7 million of sales in 1997. Revenues from ThermoQuest Corporation's existing mass spectrometry business also increased, partly as a result of the continued success of a new product introduced in the first quarter of 1996. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which Thermo Instrument operates decreased revenues by $7.7 million in 1997. Segment income margin (segment income margin is segment income as a percentage of sales), excluding restructuring and other nonrecurring costs of $0.8 million in 1997, improved to 14.8% in 1997 from 9.2% in 1996, primarily due to margin improvements at certain of the businesses acquired from Fisons in 1996 and, to a lesser extent, increased sales of higher-margin mass spectrometry products. In addition, margins were favorably affected by efforts to reduce selling and administrative costs at certain acquired businesses, and the integration of products from businesses acquired into existing distribution channels. Restructuring and other nonrecurring costs of $0.8 million in 1997 represents severance for employees terminated during the quarter at one of ThermoSpectra Corporation's business units.

    Alternative-energy Systems
    --------------------------
        Sales from the Alternative-energy Systems segment were $89.0 million in 1997, compared with $85.5 million in 1996. Within this segment, revenues from Thermo Ecotek Corporation were $43.5 million in 1997, compared with $35.3 million in 1996. Revenues increased $5.2 million as a result of the acquisition of two businesses in 1996 and 1997 by Thermo Ecotek, as well as higher contractual energy rates at all of Thermo Ecotek's facilities, except the Hemphill plant in New Hampshire. Pursuant to Thermo Ecotek's utility contracts for its four plants in California, there will be no further contractual energy rate increases beginning in 1998. In 1996, the Company recorded sales from its waste-recycling facility in southern California of $4.2 million. This facility was sold in July 1996. Sales at Peter Brotherhood Ltd. declined to $11.7 million from $13.5 million in 1996 as a result of decreased demand for steam turbines. Sales from Thermo Power Corporation were $33.8 million in 1997, compared with $32.4 million in 1996. The increase resulted from higher
                                       11PAGE

                           THERMO ELECTRON CORPORATION
    sales of engines due to a large shipment of natural gas engines to one customer and higher lift-truck engine sales together with improved demand for industrial refrigeration and commercial cooling equipment. These increases were offset in part by lower revenues from continuing declines in sales of gas-fueled cooling systems and sponsored research and development contracts.

        Segment income from the Alternative-energy Systems segment, excluding nonrecurring income of $3.7 million in 1997, was $12.5 million in 1997, compared with $10.4 million in 1996. Thermo Ecotek had segment income of $9.2 million in 1997, compared with $8.1 million in 1996. The increase resulted primarily from higher contractual energy rates. Segment income in 1996 from the Company's waste-recycling facility in southern California, which was sold in July 1996, was $2.3 million. Results from this facility, net of related interest expense (not included in segment income), were approximately breakeven in 1996. During the second quarter of 1997, the Company settled litigation relating to construction of an alternative-energy facility in 1988 and 1989 (Note 4). As a result of the settlement, the Company reversed $5.0 million of previously established reserves during the second quarter, which is included in nonrecurring income in the accompanying 1997 statement of income. Segment income at Thermo Power improved to $1.3 million from $0.7 million in 1996, primarily due to improved margins at the industrial refrigeration and commercial cooling businesses. Excluding restructuring costs of $1.3 million in 1997, Peter Brotherhood was profitable in 1997, compared with a segment loss in the 1996 period. The restructuring costs related primarily to severance for employees terminated during the quarter.

        Certain of Thermo Ecotek's plants have power-sales agreements under which the rates paid for power will convert from fixed rates to "avoided-cost" rates at specified dates. Avoided-cost rates are currently substantially less than the fixed rates. The Woodland, California, plant, which converts to avoided-cost rates in March 2000, has conditions in its nonrecourse lease agreement that require the funding of a "power reserve" in years prior to 2000, based on projections of operating cash flow shortfalls in 2000 and thereafter. The power reserve represents funds available to make lease payments in the event that revenues are not sufficient after the plant converts to avoided-cost rates. Without sufficient increases in avoided-cost rates or reductions in fuel costs and other operating expenses by the year 2000, Thermo Ecotek expects to either renegotiate its nonrecourse lease agreement or forfeit its interest in the Woodland plant. Beginning in the fourth quarter of 1996, Thermo Ecotek began to expense the funding of reserves required under the nonrecourse lease agreement. As a result, the Company expects that the plant will be reduced to approximately breakeven in 1997 and thereafter. In the full year of 1996, Thermo Ecotek recorded $4.6 million of segment income from the operation of the Woodland plant.

        The resolution of Thermo Ecotek's rate order renegotiations with Public Service Company of New Hampshire (PSNH) is still pending. In January 1997, PSNH's parent company, Northeast Utilities, disclosed in a filing with the Securities and Exchange Commission that if a proposed deregulation plan for the New Hampshire electric utility industry were
                                       12PAGE

                           THERMO ELECTRON CORPORATION
    adopted, PSNH could default on certain financial obligations and seek bankruptcy protection. In February 1997, the New Hampshire Public Utilities Commission (PUC) voted to adopt a deregulation plan, and in March 1997, PSNH filed suit to block the plan. In March 1997, the federal district court issued a temporary restraining order, which temporarily prohibits the PUC from implementing the deregulation plan as it affects PSNH, pending a determination by the court whether PSNH's claim is ripe to be heard by the court. In April 1997, the court ruled that the case was ripe for adjudication and ordered that this restraining order would continue indefinitely pending the outcome of the suit. In addition, in March 1997, Thermo Ecotek, along with a group of other biomass power producers, filed a motion with the PUC seeking clarification of the PUC's proposed deregulation plan regarding several issues, including purchase requirements and payment of current rate order prices with respect to Thermo Ecotek's energy output. The effect of a PSNH bankruptcy or deregulation of the electric utility industry in New Hampshire on Thermo Ecotek's rate orders for its two New Hampshire plants is uncertain.

        Thermo Ecotek experienced a fire in December 1996 at its coal-beneficiation facility under construction in Gillette, Wyoming. Damage was limited to an oil heater and auxiliary oil storage tank and did not affect the plant's four coal processors. Substantially all repair costs are expected to be covered by insurance proceeds. The fire has caused certain delays with respect to commencement of commercial operations of the facility. In addition, Thermo Ecotek is currently experiencing certain construction problems, including issues relating to the flow of materials within the facility and design and operation of certain pressure-release equipment, which will further delay commercial operations. Thermo Ecotek is exploring certain legal remedies it may have against the contractor related to the foregoing matter. Thermo Ecotek expects to complete repairs and resolve these construction problems in time to begin commercial operation of the facility by the end of 1997. However, because the technology being developed at the facility is new and untested, no assurance can be given that other difficulties will not arise or that Thermo Ecotek will be able to correct these construction problems and commence commercial operations prior to the end of 1997, or at all.

    Process Equipment
    -----------------
        Sales in the Process Equipment segment were $65.3 million in 1997, compared with $77.3 million in 1996. A wholly owned subsidiary of the Company recorded revenues from an office wastepaper de-inking contract of $20.5 million in the second quarter of 1996. This contract was substantially completed in the second quarter of 1996. Sales from Thermo Fibertek Inc. increased 12% to $54.5 million. Revenues increased $8.3 million from acquisitions, including Black Clawson's stock-preparation business in May 1997, and $2.6 million from higher demand at Thermo Fibertek's accessories business. These increases were offset in part by a decrease in revenues of $5.5 million at other business units within Thermo Fibertek, primarily its recycling business, which has been affected by a severe drop in de-inked pulp prices, and a decrease of $1.2 million from the unfavorable effects of currency translation. Sales of
                                       13PAGE

                           THERMO ELECTRON CORPORATION

    Thermo TerraTech Inc.'s thermal-processing equipment increased $1.7 million due to increased demand, and sales of automated electroplating equipment by the Company's wholly owned Napco Inc. subsidiary increased 37% to $3.4 million. Segment income was $7.5 million in 1997, compared with $8.8 million in 1996. This decline was due primarily to lower sales at certain business units of Thermo Fibertek.

    Biomedical Products
    -------------------
        Sales from the Biomedical Products segment were $144.6 million in 1997, an increase of $42.2 million, or 41%, over 1996. Sales increased due to the inclusion of $22.9 million in sales from acquired businesses, increased demand at Trex Medical Corporation, Bird Medical Technologies, Inc., and SensorMedics Corporation, and the opening of new spas at ThermoLase Corporation's hair-removal business. Segment income, excluding restructuring and other nonrecurring costs of $22.5 million in 1996, increased to $11.9 million in 1997 from $10.0 million in 1996. This increase results primarily from higher income at Trex Medical, Bird Medical, and SensorMedics, offset in part by an increased segment loss at ThermoLase to $5.4 million in 1997 from $1.1 million in 1996, and, to a lesser extent, lower margins at Thermo Cardiosystems Inc. ThermoLase was affected by the early operations of its Spa Thira hair-removal business, which has been operating below maximum capacity as it develops a client base and continues refining the hair-removal process and its operating procedures, and by pre-opening costs incurred in connection with new spa openings. ThermoLase believes that improvements in the efficacy and duration of its hair-removal process (SoftLight(SM)), including the implementation of a modified procedure (SoftLight 2.0), are critical elements in its ability to improve the profitability of its spas. Thermo Cardiosystems' margins declined due to higher marketing expenses as a result of an increase in its sales force and a change in sales mix. Restructuring and other nonrecurring costs of $22.5 million in 1996 consists of $12.7 million recorded by Thermedics' Corpak Inc. subsidiary and $9.8 million incurred by SensorMedics in connection with its merger with the Company.

    Environmental Services
    ----------------------
        Sales in the Environmental Services segment were $73.2 million in 1997, an increase of $4.1 million over 1996. Revenues from Thermo TerraTech's remediation and recycling services increased to $30.7 million in 1997 from $27.9 million in 1996, due to the inclusion of $6.6 million in sales from acquired businesses, offset in part by a decline in revenues from Thermo Remediation Inc.'s soil-remediation services of 31% to $4.1 million, due to lower volumes of soil processed as a result of overcapacity in the industry and competitive pricing pressures. Sales of metallurgical services increased to $12.8 million in 1997 from $11.4 million in 1996, due to the inclusion of $1.0 million of sales from an acquired business and increased demand for existing services. Segment income margin was 7.9% in 1997, compared with 9.0% in 1996. Segment income margin decreased due to a decline in margins from soil-remediation services as a result of lower sales and price competition as discussed above, offset in part by higher-margin sales from acquired businesses.
                                       14PAGE

                           THERMO ELECTRON CORPORATION

    Advanced Technologies
    ---------------------
        Sales from the Advanced Technologies segment were $100.1 million in 1997, compared with $92.2 million in 1996. Sales at Thermedics Detection Inc. increased 23% to $12.4 million in 1997, primarily due to sales from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company, which is expected to continue through the third quarter of 1997 and, to a lesser extent, increased shipments of InScan(TM) systems, which were introduced in 1996. In addition, higher international demand for Thermedics Detection's EGIS(R) systems was offset by a decrease in international plant expansion and, in turn, demand for its Alexus(R) line of products to customers other than The Coca-Cola Company. In May 1997, Thermedics Detection was awarded a $5.8 million contract for its EGIS systems from the Federal Aviation Administration. No revenues were recognized under this contract during the second quarter of 1997. Sales at Thermo Sentron Inc. increased to $18.5 million in 1997 from $17.3 million in 1996, primarily due to higher demand and, to a lesser extent, $0.4 million of sales from an acquired business. Sales at Thermo Voltek Corp. remained unchanged at $11.9 million in 1997 and 1996, reflecting $2.4 million of sales from an acquired business, offset by lower demand for electromagnetic compatibility (EMC) testing instruments. Sales at Coleman Research Corporation were $39.0 million in 1997, compared with $37.4 million in 1996. This increase resulted primarily from its Thermo Information Solutions Inc. subsidiary's contract to supply kiosk units and, to a lesser extent, sales of $0.6 million from an acquired business. Segment income margin was 9.3% in 1997, compared with 5.7% in 1996. This improvement resulted from increased sales and the effect in the 1996 period of $1.2 million of charges for inventory obsolescence and personnel reductions at Thermedics Detection, offset in part by lower profitability at Thermo Voltek, including $0.4 million of severance and related charges in the 1997 period.

    Gain on Issuance of Stock by Subsidiaries
    -----------------------------------------
        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of $15.2 million in 1997 and $43.5 million in 1996
    (Note 2). Minority interest expense decreased to $14.8 million in 1997 from $16.7 million in 1996. Minority interest expense includes $2.4 million in 1997 and $13.3 million in 1996 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock and the issuance of stock upon conversion of indebtedness by their subsidiaries.

                                       15PAGE

                           THERMO ELECTRON CORPORATION

    First Six Months 1997 Compared With First Six Months 1996

        Sales in the first six months of 1997 were $1,638.5 million, an increase of $240.4 million, or 17%, over the first six months of 1996. Segment income, excluding restructuring and other nonrecurring costs of $5.0 million in 1997 and $26.0 million in 1996, described below, increased 37% to $183.9 million from $134.1 million in 1996. Operating income, which includes restructuring and other nonrecurring costs, was $162.4 million in 1997, compared with $92.9 million in 1996.

    Instruments
    -----------
        Sales from the Instruments segment were $734.4 million in 1997, an increase of $187.2 million, or 34%, over 1996. Sales increased due to acquisitions made by Thermo Instrument, which added $198.3 million of sales in 1997. An increase in revenues from ThermoQuest's existing mass spectrometry business, partly as a result of the continued success of a new product introduced in the first quarter of 1996, was offset in part by a decrease in revenues at certain of the Company's other existing businesses, principally at Thermo Optek Corporation. Revenues from Thermo Optek's existing businesses decreased due to the inclusion in 1996 of several large nonrecurring sales to the Chinese and Japanese governments and the elimination of certain unprofitable acquired product lines. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which Thermo Instrument operates decreased revenues by $15.4 million in 1997. Segment income margin, excluding restructuring and other nonrecurring costs of $0.8 million in 1997 and $3.5 million in 1996, improved to 14.4% in 1997 from 10.4% in 1996. The improvement was primarily due to increased sales of higher-margin mass spectrometry products, efforts to reduce selling and administrative costs at certain acquired businesses, and the integration of products from businesses acquired into existing distribution channels. This increase was offset in part by lower gross profit margins at certain acquired businesses, including Life Sciences, which recorded an adjustment to expense of $3.2 million relating to the revaluation of the finished goods inventories acquired by Thermo Instrument. Restructuring and other nonrecurring costs of $0.8 million in 1997 were discussed in the results of operations for the second quarter, and $3.5 million in 1996 represents the write-off of acquired technology relating to the acquisition of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons.

    Alternative-energy Systems
    --------------------------
        Sales from the Alternative-energy Systems segment were $167.8 million in 1997, compared with $167.0 million in 1996. Within this segment, revenues from Thermo Ecotek were $82.2 million in 1997, compared with $68.8 million in 1996. Revenues increased $9.8 million as a result of the acquisition of two businesses in 1996 and 1997 by Thermo Ecotek, as well as higher contractual energy rates at all of Thermo Ecotek's facilities, except the Hemphill plant in New Hampshire. Sales in the first half of 1996 at the Company's waste-recycling facility were $9.2 million. This facility was sold in July 1996. Sales at Peter Brotherhood declined to $22.9 million from $26.9 million in 1996 as a result of decreased demand
                                       16PAGE

                           THERMO ELECTRON CORPORATION
    for steam turbines. Sales from Thermo Power were $62.7 million in 1997, compared with $62.2 million in 1996. This slight increase primarily resulted from higher demand for gas-fueled engines offset by lower revenues from sales of gas-fueled cooling systems and sponsored research and development contracts.

        Segment income from the Alternative-energy Systems segment, excluding nonrecurring income of $3.7 million in 1997, was $17.2 million in 1997, compared with $16.6 million in 1996. Thermo Ecotek had segment income of $13.6 million in 1997, compared with $12.6 million in 1996. The increase resulted from higher contractual energy rates. Segment income in 1996 from the Company's waste-recycling facility in southern California, which was sold in July 1996, was $4.6 million. Results from this facility, net of related interest expense (not included in segment income), were approximately breakeven in 1996. Segment income at Thermo Power improved to $2.0 million from $0.7 million in 1996, primarily due to improved margins at the industrial refrigeration and engines businesses. Excluding restructuring costs of $1.3 million, discussed in the results of operations for the second quarter, Peter Brotherhood was profitable in 1997, compared with a segment loss in the 1996 period. The results for the first six months of 1997 include nonrecurring income of $3.7 million as discussed in the results of operations for the second quarter.

    Process Equipment
    -----------------
        Sales in the Process Equipment segment were $121.3 million in 1997, compared with $170.7 million in 1996. A wholly owned subsidiary of the Company recorded revenues from an office wastepaper de-inking contract of $55.5 million in the first six months of 1996. This contract was substantially completed in the second quarter of 1996. Sales from Thermo Fibertek were $99.2 million, compared with $97.6 million in 1996. Revenues from acquired businesses totaled $9.8 million in the first half of 1997. Revenues from Thermo Fibertek's recycling business declined $8.3 million due to lower demand resulting from a severe drop in de-inked pulp prices. In addition, the unfavorable effects of currency translation reduced Thermo Fibertek's revenues by $2.1 million. Sales of Thermo TerraTech's thermal-processing equipment increased $3.3 million due to increased demand, and sales of automated electroplating equipment by the Company's wholly owned Napco subsidiary increased 23% to $6.8 million. Segment income was $13.9 million in 1997, compared with $18.5 million in 1996. This decline results primarily from lower sales at certain business units of Thermo Fibertek.

    Biomedical Products
    -------------------
        Sales from the Biomedical Products segment were $281.5 million in 1997, an increase of $75.5 million, or 37%, over 1996. Sales increased due to the inclusion of $47.1 million in sales from acquired businesses, increased demand at Trex Medical and Bird Medical, and the opening of new spas for ThermoLase's hair-removal business. Segment income, excluding restructuring and other nonrecurring costs of $22.5 million in 1996, declined to $20.7 million in 1997 from $21.6 million in 1996. This decline results primarily from an increased segment loss at ThermoLase to $10.7 million in 1997 from $1.9 million in 1996 and, to a lesser extent,

                                       17PAGE

                           THERMO ELECTRON CORPORATION
    lower margins at Thermo Cardiosystems. The reasons for these declines are discussed in the results of operations for the second quarter. The results for the first six months of 1996 include restructuring and other nonrecurring costs of $22.5 million as discussed in the results of operations for the second quarter.

    Environmental Services
    ----------------------
        Sales in the Environmental Services segment were $141.7 million in 1997, an increase of $13.4 million, or 10%, over 1996. Revenues from Thermo TerraTech's remediation and recycling services increased to $61.2 million in 1997 from $52.7 million in 1996, primarily due to the inclusion of $13.2 million of sales from acquired businesses, offset in part by a 26% decline in revenues from Thermo Remediation's soil-remediation services to $9.0 million, due to lower volumes of soil processed as a result of more relaxed regulatory standards in several states and competitive pricing pressures. Sales of metallurgical services increased to $26.1 million in 1997 from $21.4 million in 1996, due to increased demand for existing services and the inclusion of $1.9 million of sales from an acquired business. Segment income margin, excluding restructuring and other nonrecurring costs of $7.8 million in 1997, was 7.2% in 1997, compared with 7.4% in 1996. Segment income margin decreased slightly due to a decline in margins from soil-remediation services due to lower sales and price competition as discussed above, offset in part by higher-margin sales from acquired businesses. Restructuring and other nonrecurring costs of $7.8 million in 1997 were recorded in the first quarter to write down certain capital equipment and intangible assets, including cost in excess of net assets of acquired companies, in response to a severe downturn in Thermo Remediation's soil-recycling business that resulted in the closure of two soil-remediation sites. In addition, the Company's analysis indicates that the future cash flows from certain other soil-remediation sites that will remain open will be insufficient to recover Thermo Remediation's investment in these business units, thus requiring a write-down of certain assets, which is included in the $7.8 million charge.

    Advanced Technologies
    ---------------------
        Sales from the Advanced Technologies segment were $196.4 million in 1997, compared with $183.0 million in 1996. Sales at Thermedics Detection increased 26% to $24.8 million in 1997, primarily due to sales from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company, which is expected to continue through the third quarter of 1997 and, to a lesser extent, increased shipments of InScan systems. Sales at Thermo Sentron increased to $36.5 million in 1997 from $34.0 million in 1996, due to the inclusion of $1.4 million of sales at acquired businesses and increased demand. Sales at Thermo Voltek declined to $21.6 million in 1997 from $22.5 million in 1996, primarily due to a decline in sales at its Comtest and Keytek businesses, offset in part by the inclusion of $4.2 million in sales from acquired businesses. The decline in sales resulted primarily from a decrease in demand for EMC test products as many companies have come into compliance with European directives concerning electromagnetic compatibility and, to a lesser extent, a decline in the component-reliability market for electrostatic

                                       18PAGE

                           THERMO ELECTRON CORPORATION
    discharge test equipment caused by a slowdown in spending for capital equipment by the semiconductor industry. Sales at Coleman Research were $77.7 million in 1997, compared with $74.6 million in 1996. This increase resulted primarily from its Thermo Information Solutions subsidiary's contract to supply kiosk units and, to a lesser extent, sales of $1.1 million from an acquired business. Segment income margin was 8.1% in 1997, compared with 6.0% in 1996. This improvement resulted from increased sales, a change in sales mix, and the impact in the 1996 period of charges for inventory obsolescence, personnel reductions, and other adjustments at Thermedics Detection. The improvement was offset in part by a small loss at Thermo Voltek.

    Gain on Issuance of Stock by Subsidiaries
    -----------------------------------------
        The Company recorded gains as a result of the sale of stock by subsidiaries of $48.9 million in 1997 and $72.4 million in 1996 (Note 2). Minority interest expense increased to $31.9 million in 1997 from $29.3 million in 1996. Minority interest expense includes $11.9 million in 1997 and $18.8 million in 1996 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.

    Liquidity and Capital Resources

        Consolidated working capital was $1,795.9 million at June 28, 1997, compared with $2,218.6 million at December 28, 1996. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,293.0 million at June 28, 1997, compared with $1,846.3 million at December 28, 1996. In addition, at June 28, 1997, the Company had $73.5 million of long-term available-for-sale investments, compared with $68.8 million of long-term available-for-sale investments and $25.6 million of long-term held-to-maturity investments at December 28, 1996. Of the total $1,366.5 million of cash, cash equivalents, and short- and long-term available-for-sale investments at June 28, 1997, $1,081.3 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. During the first six months of 1997, $57.1 million of cash was provided by the Company's operating activities.

        During the first six months of 1997, the Company's primary investing activities, excluding available-for-sale investments activity, included acquisitions and capital expenditures. During the first six months of 1997, the Company expended $602.7 million, net of cash acquired, for acquisitions and $48.8 million for purchases of property, plant, and equipment.

        The Company's financing activities provided $17.5 million of cash in the first six months of 1997. Net proceeds from the issuance of Company and subsidiary common stock totaled $102.0 million, and net proceeds from the issuance of long-term obligations totaled $116.5 million. In addition, the Company repaid long-term obligations of $32.2 million.
                                       19PAGE

                           THERMO ELECTRON CORPORATION

        During the first six months of 1997, an aggregate principal amount of $15.9 million of Company and subsidiary convertible obligations were converted into shares of Company and subsidiary common stock.

        During the first six months of 1997, the Company and its majority-owned subsidiaries committed $170.6 million to purchase common stock of certain of the Company's majority-owned subsidiaries. Of this amount, $161.2 million was paid during the first six months of 1997, and $9.4 million was payable on June 28, 1997, in settlement of trades executed prior to that date. These purchases were made pursuant to authorizations by the Company's and certain of its majority-owned subsidiaries' Boards of Directors. As of June 28, 1997, $29.9 million and $27.8 million remained under the Company's and the majority-owned subsidiaries' authorizations, respectively. In July 1997, an additional $25.0 million was authorized by the Boards of Directors of certain of the Company's majority-owned subsidiaries. The amount of purchases in a given reporting period may vary significantly.

        In the remainder of 1997, the Company plans to make capital expenditures of approximately $90.0 million. Since June 28, 1997, the Company and its majority-owned subsidiaries have expended $23.0 million on acquisitions of businesses and as of August 6, 1997, the Company had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $10.0 million. Proposed acquisitions of new businesses are subject to various conditions to closing, and there can be no assurance that all proposed transactions will be consummated.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On June 3, 1997, at the Annual Meeting of Shareholders, the shareholders reelected a class of three incumbent directors to a three-year term expiring in 2000. The directors reelected at the meeting were: Dr. John M. Albertine, Mr. Peter O. Crisp, and Mr. Roger D. Wellington. Dr. Albertine received 125,652,416 shares voted in favor of election and 865,907 shares withheld; Mr. Crisp received 125,649,228 shares voted in favor of election and 869,095 shares withheld; and Mr. Wellington received 125,582,769 shares voted in favor of election and 935,554 shares withheld. No abstentions or broker nonvotes were recorded on the election of directors.

        At the Annual Meeting, the shareholders also approved a proposal to amend the Company's equity incentive plan and reserve an additional 5,000,000 shares of common stock as follows: 107,609,822 shares voted in favor of the proposal, 18,133,524 shares voted against, and 774,977 shares abstained. No broker nonvotes were recorded on the proposal.


                                       20PAGE

                           THERMO ELECTRON CORPORATION

    Item 4 - Submission of Matters to a Vote of Security Holders (continued)

        A shareholder proposal to endorse the CERES Principles was defeated by the shareholders at the Annual Meeting as follows: 6,787,755 shares voted in favor of the proposal, 89,128,632 shares voted against, 4,449,679 shares abstained, and 26,152,257 broker nonvotes were recorded on the proposal.

    Item 6 - Exhibits

        See Exhibit Index on page immediately preceding exhibits.

























                                       21PAGE

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1997.

                                            THERMO ELECTRON CORPORATION



                                            Paul F. Kelleher
                                            -------------------------
                                            Paul F. Kelleher
                                            Vice President, Finance and
                                              Administration



                                            John N. Hatsopoulos
                                            -------------------------
                                            John N. Hatsopoulos
                                            President and Chief Financial
                                              Officer




                                       22PAGE

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.