Form 10-Q
period 1997-09-27
THERMO ELECTRON CORP
filed 1997-11-05
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------
                                    FORM 10-Q


    (mark one)
    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                   Class               Outstanding at September 27, 1997
       -----------------------------   ---------------------------------
       Common Stock, $1.00 par value              151,328,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    Sept. 27,     Dec. 28,
    (In thousands)                                       1997         1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                    $  493,287   $  414,404
      Short-term available-for-sale investments
        at quoted market value (amortized cost
        of $1,031,087 and $1,428,564)               1,036,917    1,431,881
      Accounts receivable, less allowances of
        $43,235 and $34,321                           746,840      616,545
      Unbilled contract costs and fees                 92,612       77,155
      Inventories:
        Raw materials and supplies                    248,070      236,297
        Work in process                               108,205       80,614
        Finished goods                                165,330      116,049
      Prepaid income taxes                            138,367      129,802
      Prepaid expenses                                 40,551       29,082
                                                   ----------   ----------
                                                    3,070,179    3,131,829
                                                   ----------   ----------

    Property, Plant, and Equipment, at Cost         1,119,306    1,010,189
      Less: Accumulated depreciation and
            amortization                              359,902      305,742
                                                   ----------   ----------
                                                      759,404      704,447
                                                   ----------   ----------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $63,742 and $58,500)                          75,563       68,807
                                                   ----------   ----------
    Long-term Held-to-maturity Investments
      (quoted market value of $26,083)                      -       25,594
                                                   ----------   ----------
    Other Assets                                      153,129      127,632
                                                   ----------   ----------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 5)                            1,529,856    1,082,935
                                                   ----------   ----------
                                                   $5,588,131   $5,141,244
                                                   ==========   ==========

                                        2PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    Sept. 27,     Dec. 28,
    (In thousands except share amounts)                  1997         1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                      $  173,523   $  153,787
      Accounts payable                                212,033      203,643
      Accrued payroll and employee benefits           142,567      122,079
      Accrued income taxes                             81,713       61,534
      Accrued installation and warranty costs          73,413       69,006
      Deferred revenue                                 51,785       45,715
      Other accrued expenses                          273,788      257,448
                                                   ----------   ----------
                                                    1,008,822      913,212
                                                   ----------   ----------
    Deferred Income Taxes and Other Deferred Items    164,366      162,746
                                                   ----------   ----------

    Long-term Obligations:
      Senior convertible obligations (Note 6)         344,705      369,997
      Subordinated convertible obligations          1,373,198    1,009,470
      Nonrecourse tax-exempt obligations               51,800       77,900
      Other                                            49,742       92,975
                                                   ----------   ----------
                                                    1,819,445    1,550,342
                                                   ----------   ----------
    Minority Interest                                 695,638      684,050
                                                   ----------   ----------

    Common Stock of Subsidiaries Subject to
      Redemption ($113,712 and $81,179 redemption
      value)                                          111,124       76,525
                                                   ----------   ----------
    Shareholders' Investment:
      Preferred stock, $100 par value, 50,000
        shares authorized; none issued
      Common stock, $1 par value, 350,000,000
        shares authorized; 151,359,405 and
        149,996,979 shares issued                     151,359      149,997
      Capital in excess of par value                  705,780      801,793
      Retained earnings                               965,387      795,312
      Treasury stock at cost, 31,405 and 15,520
        shares                                         (1,181)        (570)
      Cumulative translation adjustment               (43,588)        (504)
      Deferred compensation                               (29)         (58)
      Net unrealized gain on available-for-sale
        investments                                    11,008        8,399
                                                   ----------   ----------
                                                    1,788,736    1,754,369
                                                   ----------   ----------
                                                   $5,588,131   $5,141,244
                                                   ==========   ==========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                      Three Months Ended
                                                    ----------------------
                                                    Sept. 27,   Sept. 28,
    (In thousands except per share amounts)              1997        1996
    ----------------------------------------------------------------------
    Revenues:
      Product and service revenues                   $869,424    $700,342
      Research and development contract revenues       40,426      39,639
                                                     --------    --------
                                                      909,850     739,981
                                                     --------    --------
    Costs and Operating Expenses:
      Cost of product and service revenues            500,739     409,185
      Expenses for research and development and
        new lines of business (a)                      84,097      77,034
      Selling, general, and administrative
        expenses                                      205,761     175,691
      Restructuring and other nonrecurring
        costs (Note 4)                                  2,517       6,284
                                                     --------    --------
                                                      793,114     668,194
                                                     --------    --------

    Operating Income                                  116,736      71,787
    Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                         18,587      38,470
    Other Income (Expense), Net (Note 3)               (4,763)      1,082
                                                     --------    --------
    Income Before Income Taxes and Minority
      Interest                                        130,560     111,339
    Provision for Income Taxes                         47,950      31,939
    Minority Interest Expense                          20,751      28,158
                                                     --------    --------
    Net Income                                       $ 61,859    $ 51,242
                                                     ========    ========
    Earnings per Share:
      Primary                                        $    .41    $    .36
                                                     ========    ========
      Fully diluted                                  $    .38    $    .32
                                                     ========    ========
    Weighted Average Shares:
      Primary                                         150,345     142,791
                                                     ========    ========
      Fully diluted                                   176,255     175,815
                                                     ========    ========
    (a) Includes costs of:
          Research and development contracts         $ 35,070    $ 34,169
          Internally funded research and
            development                                48,904      42,362
          Other expenses for new lines of business        123         503
                                                     --------    --------

                                                     $ 84,097    $ 77,034
                                                     ========    ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                       Nine Months Ended
                                                   -------------------------
                                                    Sept. 27,     Sept. 28,
    (In thousands except per share amounts)              1997          1996
    ------------------------------------------------------------------------
    Revenues:
      Product and service revenues                 $2,426,797    $2,013,840
      Research and development contract revenues      121,574       124,285
                                                   ----------    ----------
                                                    2,548,371     2,138,125
                                                   ----------    ----------
    Costs and Operating Expenses:
      Cost of product and service revenues          1,413,400     1,209,280
      Expenses for research and development and
        new lines of business (a)                     244,118       221,675
      Selling, general, and administrative
        expenses                                      604,258       510,238
      Restructuring and other nonrecurring
        costs (Note 4)                                  7,468        32,264
                                                   ----------    ----------
                                                    2,269,244     1,973,457
                                                   ----------    ----------

    Operating Income                                  279,127       164,668
    Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                         67,467       110,857
    Other Expense, Net (Note 3)                        (5,489)       (6,339)
                                                   ----------    ----------
    Income Before Income Taxes and Minority
      Interest                                        341,105       269,186
    Provision for Income Taxes                        118,373        74,589
    Minority Interest Expense                          52,657        57,413
                                                   ----------    ----------
    Net Income                                     $  170,075    $  137,184
                                                   ==========    ==========
    Earnings per Share:
      Primary                                      $     1.13    $      .99
                                                   ==========    ==========
      Fully diluted                                $     1.05    $      .89
                                                   ==========    ==========
    Weighted Average Shares:
      Primary                                         150,196       138,853
                                                   ==========    ==========
      Fully diluted                                   176,163       175,660
                                                   ==========    ==========
    (a) Includes costs of:
          Research and development contracts       $  106,027    $  106,140
          Internally funded research and
            development                               136,738       113,894
          Other expenses for new lines of business      1,353         1,641
                                                   ----------    ----------
                                                   $  244,118    $  221,675
                                                   ==========    ==========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Nine Months Ended
                                                     -----------------------
                                                     Sept. 27,    Sept. 28,
    (In thousands)                                        1997         1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $   170,075    $ 137,184
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 99,223       86,720
          Restructuring and other nonrecurring
            costs (Note 4)                               7,468       32,264
          Provision for losses on accounts
            receivable                                   6,974        4,343
          Gain on issuance of stock by
            subsidiaries (Note 2)                      (67,467)    (110,857)
          Gain on sale of investments                   (1,310)      (6,657)
          Minority interest expense                     52,657       57,413
          Equity in losses of unconsolidated
            subsidiaries                                   722          162
          Other noncash expenses                         6,314       12,402
          Increase in deferred income taxes              2,296       10,655
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                      (76,165)       7,975
              Inventories                              (20,543)     (13,058)
              Other current assets                      (9,838)      (4,945)
              Accounts payable                         (13,896)     (27,372)
              Other current liabilities                (14,043)     (18,912)
                                                   -----------    ---------
    Net cash provided by operating activities          142,467      167,317
                                                   -----------    ---------
    Investing Activities:
      Acquisitions, net of cash acquired
        (Note 5)                                      (636,858)    (371,825)
      Purchases of available-for-sale
        investments                                   (717,850)  (1,045,868)
      Proceeds from sale and maturities of
        available-for-sale investments               1,147,287      462,611
      Purchases of property, plant, and
        equipment                                      (78,319)     (93,280)
      Proceeds from sale of property, plant,
        and equipment                                   11,276        5,417
      Increase in other assets                          (6,329)     (22,970)
      Other                                             13,455        6,610
                                                   -----------  -----------
    Net cash used in investing activities          $  (267,338) $(1,059,305)
                                                   -----------  -----------
                                        6PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)


                                                      Nine Months Ended
                                                 ---------------------------
                                                   Sept. 27,      Sept. 28,
    (In thousands)                                      1997           1996
    ------------------------------------------------------------------------
    Financing Activities:
      Decrease in short-term notes payable      $    (4,385)    $   (13,915)
      Net proceeds from issuance of long-term
        obligations                                 378,331         799,900
      Repayment and repurchase of long-term
        obligations                                 (45,858)        (51,792)
      Net proceeds from issuance of Company
        and subsidiary common stock                 134,614         265,114
      Purchases of subsidiary common stock         (246,185)        (54,844)
      Other                                          (3,876)        (10,078)
                                                -----------     -----------
    Net cash provided by financing activities       212,641         934,385
                                                -----------     -----------
    Exchange Rate Effect on Cash                     (8,887)          1,270
                                                -----------     -----------
    Increase in Cash and Cash Equivalents            78,883          43,667
    Cash and Cash Equivalents at Beginning of
      Period                                        414,404         462,861
                                                -----------     -----------
    Cash and Cash Equivalents at End of Period  $   493,287     $   506,528
                                                ===========     ===========
    Noncash activities:
      Conversions of Company and subsidiary
        convertible obligations                 $    65,239     $   363,475
                                                ===========     ===========

      Fair value of assets of acquired
        companies                               $   828,425     $   648,233
      Cash paid for acquired companies             (691,288)       (389,913)
      Issuance of Company and subsidiary
        common stock and stock options for
        acquired companies                           (4,093)         (2,351)
                                                -----------     -----------
          Liabilities assumed of acquired
            companies                           $   133,044     $   255,969
                                                ===========     ===========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Issuance of Stock by Subsidiaries

        Gain on issuance of stock by subsidiaries in the accompanying statement of income for the nine-month period ended September 27, 1997, resulted primarily from the following:

        Initial public offering of 2,671,292 shares of Thermedics Detection Inc. common stock in March 1997 at $11.50 per share for net proceeds of $28.1 million resulted in a gain of $17.1 million that was recorded by the Company's Thermedics Inc. subsidiary.

        Sale of 1,768,500 shares of ThermoQuest Corporation common stock in March 1997 at $15.00 per share for net proceeds of $24.8 million and conversion of $12.0 million of ThermoQuest 5% subordinated convertible debentures in August and September 1997, convertible at $16.50 per share into 727,272 shares of ThermoQuest common stock, resulted in a gain of $12.0 million and $6.1 million, respectively, that was recorded by the Company's Thermo Instrument Systems Inc. subsidiary.

        Private placements of 1,212,260 shares in March and April 1997 and 94,000 shares in June 1997 of Thermo Information Solutions Inc. common stock at $9.00 and $10.00 per share, respectively, for aggregate net proceeds of $11.0 million resulted in a gain of $6.6 million.

                                        8PAGE

                           THERMO ELECTRON CORPORATION

        Initial public offering of 2,300,000 shares of Metrika
        Systems Corporation common stock in June 1997 at $15.50 per share for net proceeds of $32.5 million resulted in a gain of $13.2 million that was recorded by the Company's Thermo
        Instrument subsidiary.

        Private placement of 1,133,000 shares of Trex Communications Corporation common stock in September 1997 at $10.00 per share for net proceeds of $10.6 million resulted in a gain of $5.9 million that was recorded by the Company's ThermoTrex Corporation subsidiary.

        Private placement of 2,210,521 shares of ONIX Systems Inc. common stock in September 1997 at $9.50 per share for net proceeds of $19.6 million resulted in a gain of $6.6 million that was recorded by the Company's Thermo Instrument subsidiary.

    3.  Other Income (Expense), Net

        The components of other income (expense), net, in the accompanying statement of income are as follows:

                              Three Months Ended         Nine Months Ended
                             ---------------------      --------------------
                            Sept. 27,   Sept. 28,      Sept. 27,   Sept. 28,
    (In thousands)               1997        1996           1997        1996
    ------------------------------------------------------------------------
    Interest income          $ 20,332    $ 24,336       $ 63,451    $ 68,076
    Interest expense          (24,896)    (21,820)       (67,794)    (75,056)
    Equity in income (loss)
      of unconsolidated
      subsidiaries               (475)        104           (722)       (162)
    Gain on sale of
      investments                 714       3,932          1,310       6,657
    Other expense, net           (438)     (5,470)        (1,734)     (5,854)
                             --------    --------       --------    --------
                             $ (4,763)   $  1,082       $ (5,489)   $ (6,339)
                             ========    ========       ========    ========

    4.  Restructuring and Other Nonrecurring Costs

        During the third quarter of 1997, the Company's ThermoTrex subsidiary recorded $1.4 million of nonrecurring costs to write off acquired technology in connection with an acquisition. This amount represents the portion of the purchase price allocated to technology in development at the acquired business, based upon estimated replacement costs. In addition, the Company's Thermo Fibertek Inc. subsidiary recorded $1.1 million of restructuring costs relating to the consolidation of the operations of two subsidiaries into the operations of its Thermo Black Clawson subsidiary, acquired in May 1997. The restructuring costs related primarily to severance for employees terminated during the third quarter and abandoned-facility payments.
                                        9PAGE

                           THERMO ELECTRON CORPORATION

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

        During the first quarter of 1997, the Company's Thermo Remediation Inc. subsidiary recorded $7.8 million of nonrecurring costs to write down certain capital equipment and intangible assets, including cost in excess of net assets of acquired companies, in response to a severe downturn in Thermo Remediation's soil-recycling business that resulted in the closure of two sites. In addition, Thermo Remediation's analysis indicated that the future cash flows from certain other soil-remediation sites that will remain open will be insufficient to recover its investment in these business units, thus requiring a write-down of certain assets, which is included in the $7.8 million charge.

    5.  Acquisitions

        In March 1997, Thermo Instrument acquired 95% of Life Sciences International PLC (Life Sciences), a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of Life Sciences' capital stock. The aggregate purchase price for Life Sciences was $448.3 million, net of $50.7 million of cash acquired. The purchase price includes the repayment of $105.0 million of Life Sciences' bank debt. Life Sciences manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets. In addition, the Company and its majority-owned subsidiaries made several other acquisitions during the first nine months of 1997 for $188.6 million in cash, net of cash acquired, and the issuance of subsidiary common stock and stock options valued at $4.1 million, subject to post-closing adjustments.

        These acquisitions have been accounted for using the purchase method of accounting and their results have been included in the accompanying financial statements from their respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $487.9 million, which is being amortized principally over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is

                                       10PAGE

                           THERMO ELECTRON CORPORATION
    subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since the acquisitions were not material to the Company's results of operations.

        During 1996, Thermo Instrument had undertaken a restructuring of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons plc, acquired in March 1996. During the first nine months of 1997, Thermo Instrument expended $13.4 million for restructuring costs, primarily for severance and abandoned-facility payments. During the first quarter of 1997, in connection with finalizing its restructuring plans for the businesses acquired from Fisons, Thermo Instrument recorded an additional $8.1 million of acquisition reserves, primarily for the abandonment of excess facilities, as well as for severance pay. This amount was recorded as an increase in cost in excess of net assets of acquired companies. The remaining reserve for restructuring these businesses was $12.1 million at September 27, 1997, which primarily represents ongoing severance and abandoned-facility payments.

    6.  Redemption of Convertible Debentures

        In September 1997, the Company called for redemption on October 15, 1997, all of the outstanding $175.0 million principal amount of its 5% senior convertible debentures due 2001. The value of the securities into which the debentures are convertible exceeded the redemption amount as of the notice date of the redemption. As of September 27, 1997, approximately $3.0 million principal amount had been converted, and as of October 15, 1997, substantially all of the outstanding principal amount was converted into common stock of the Company.

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

                                       11PAGE

                           THERMO ELECTRON CORPORATION

    Results of Operations

    Third Quarter 1997 Compared With Third Quarter 1996

        Sales in the third quarter of 1997 were $909.9 million, an increase of $169.9 million, or 23%, over the third quarter of 1996. Segment income, excluding restructuring and other nonrecurring costs of $2.5 million in 1997 and $6.3 million in 1996, described below, increased 48% to $127.3 million from $85.9 million in 1996. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, and income taxes.) Operating income, which includes restructuring and other nonrecurring costs, increased 63% to $116.7 million in 1997.

    Instruments

        Sales from the Instruments segment were $403.9 million in 1997, an increase of $88.6 million, or 28%, over 1996. Sales increased due to acquisitions made by Thermo Instrument Systems Inc., which added $94.5 million of sales in 1997. In addition, revenues from existing businesses at Thermo Optek Corporation and, to a lesser extent, ThermoSpectra Corporation, increased primarily due to greater product demand. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which Thermo Instrument operates decreased revenues by $13.7 million in 1997.

        Segment income margin (segment income margin is segment income as a percentage of sales), improved to 15.0% in 1997 from 12.3% in 1996, primarily due to operating margin improvement at certain of the businesses acquired from Fisons in 1996. This improvement was offset in part by lower operating margins at ThermoSpectra resulting primarily from a one-time inventory write-off and a change in sales mix.

    Alternative-energy Systems

        Sales from the Alternative-energy Systems segment were $97.7 million in 1997, compared with $91.9 million in 1996. Within this segment, revenues from Thermo Ecotek Corporation were $59.5 million in 1997, compared with $47.0 million in 1996. Revenues in 1997 include $8.2 million for a contractual settlement with a utility, pursuant to which Thermo Ecotek surrendered its rights to a power sales agreement relating to a cogeneration facility it had planned to develop and construct on Staten Island, New York. The settlement, reached in 1993, called for Thermo Ecotek to refund $8.2 million to the utility should Thermo Ecotek construct and commence operations at a plant on Staten Island prior to 2000. Thermo Ecotek had deferred recognition of the refundable portion of the settlement pending a decision concerning development of the plant. During the third quarter of 1997, Thermo Ecotek determined that, due to economic conditions in the domestic energy market, it would not proceed with development of a facility on Staten Island. In addition, revenues from Thermo Ecotek's Thermo Trilogy biopesticides subsidiary increased $4.4 million, primarily due to the inclusion of revenues from an acquired

                                       12PAGE

                           THERMO ELECTRON CORPORATION
    business. Sales at Peter Brotherhood Ltd. declined to $8.7 million in 1997 from $13.9 million in 1996 as a result of decreased demand for its steam turbines. Sales from Thermo Power Corporation decreased to $29.6 million in 1997 from $31.1 million in 1996, primarily due to lower demand for industrial refrigeration packages and continuing declines in sales of gas-fueled cooling systems and sponsored research and development contracts. The decrease in revenues at Thermo Power was offset in part by increased sales of gas-fueled engines due to a large shipment of engines to one customer and, to a lesser extent, increased lift-truck engine sales.

        Segment income from the Alternative-energy Systems segment, excluding restructuring and other nonrecurring costs of $4.4 million in 1996, was $27.6 million in 1997, compared with $16.0 million in 1996. Thermo Ecotek's segment income was $25.5 million in 1997, compared with $16.8 million in 1996. The contractual settlement with a utility concerning the cancellation of a power sales agreement for a proposed cogeneration facility on Staten Island resulted in $8.2 million of segment income. Excluding the effect of the settlement, segment income at Thermo Ecotek increased by $0.5 million, as a result of segment income in 1997 at Thermo Trilogy compared with a segment loss in the 1996 period. Segment income at Thermo Power improved to $1.8 million from $0.4 million in 1996, primarily due to a cost decrease in a major component of Thermo Power's refrigeration packages and the effect of higher revenues and lower warranty costs at Thermo Power's engines business. Peter Brotherhood was marginally profitable in 1997, compared with a segment loss, excluding restructuring and other nonrecurring costs, in the 1996 period. Peter Brotherhood recorded restructuring and other nonrecurring costs of $4.4 million in the 1996 period, primarily for the write-off of a non-trade receivable and severance costs.

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

                                       13PAGE

                           THERMO ELECTRON CORPORATION

        Thermo Ecotek experienced a fire in December 1996 at its coal-beneficiation facility under construction in Gillette, Wyoming. Damage was limited to an oil heater and auxiliary oil storage tank and did not affect the plant's four coal processors. Substantially all repair costs are expected to be covered by insurance proceeds. The fire has caused certain delays with respect to commencement of commercial operations of the facility. In addition, Thermo Ecotek is currently experiencing certain construction problems, including issues relating to the flow of materials within the facility, and design and operation of certain pressure-release equipment, which has further delayed commercial operations. Thermo Ecotek expects to complete repairs and resolve these construction problems in time to begin commercial operation of the facility by the end of 1997. However, because the technology being developed at the facility is new and untested, no assurance can be given that other difficulties will not arise or that Thermo Ecotek will be able to correct these construction problems and commence commercial operations prior to the end of 1997, or at all.

        In a lawsuit relating to the Company's waste-recycling facility in Southern California, which was sold in July 1996, the party from which the Company acquired certain development rights alleges it is owed $7.9 million in fees plus interest from 1992, legal costs, approximately $50 million in other damages, plus punitive damages. The trial is expected to commence in November 1997.

    Process Equipment

        Sales in the Process Equipment segment were $81.4 million in 1997, compared with $56.2 million in 1996. Sales from Thermo Fibertek Inc. increased 47% to $67.6 million. Thermo Fibertek's revenues increased $20.2 million due to the acquisition of Black Clawson's recycled paper equipment business in May 1997, and $2.2 million due to higher demand at its water-management business. These increases were offset in part by a decrease in revenues at Thermo Fibertek's recycling business, which has been affected by a severe drop in de-inked pulp prices. In addition, the unfavorable effects of currency translation reduced Thermo Fibertek's revenues by $2.0 million. Sales of Thermo TerraTech Inc.'s thermal-processing equipment increased $3.8 million to $9.9 million due to increased demand. This business was no longer part of Thermo TerraTech's core businesses and was sold in October 1997. A nominal gain on the sale is expected to be realized in the fourth quarter of 1997.

        Segment income, excluding restructuring and other nonrecurring costs of $1.1 million in 1997, was $7.7 million in 1997, compared with $8.5 million in 1996. This decrease was primarily due to a reserve established for disputed contractual items arising from the construction of an office wastepaper de-inking facility completed in 1996, offset in part by segment income from Thermo Fibertek's Black Clawson acquisition. The $1.1 million of restructuring and other nonrecurring costs in 1997 was recorded by Thermo Fibertek for severance for employees terminated during the third quarter and abandoned-facility payments relating to the consolidation of the operations of two of its subsidiaries into the operations of its Thermo Black Clawson subsidiary.

                                       14PAGE

                           THERMO ELECTRON CORPORATION

    Biomedical Products

            Sales from the Biomedical Products segment were $142.9 million in 1997, an increase of $25.7 million, or 22%, over 1996. Sales increased due to the inclusion of $9.9 million in sales from acquired businesses, increased demand at Bird Medical Technologies, Inc., Trex Medical Corporation, and SensorMedics Corporation, as well as higher revenues at ThermoLase Corporation's hair-removal business due to the opening of new spas and increased licensing revenues.

        Segment income, excluding restructuring and other nonrecurring costs of $1.9 million in 1996, increased to $13.9 million in 1997 from $13.2 million in 1996. This increase resulted primarily from higher income at Bird Medical, Trex Medical, and SensorMedics, offset in part by an increased segment loss at ThermoLase to $5.2 million in 1997 from $2.4 million in 1996, and a $1.9 million decrease in segment income at Thermo Cardiosystems Inc. ThermoLase was affected by the early operations of its Spa Thira hair-removal business, which has been operating below maximum capacity as it develops a client base and continues refining the hair-removal process and its operating procedures, and by pre-opening costs incurred in connection with new spa openings. ThermoLase believes that improvements in the efficacy and duration of its hair-removal process (SoftLight(SM)), including the implementation of a modified procedure (SoftLight 2.0), are critical elements in its ability to improve the profitability of its spas. Thermo Cardiosystems' profitability declined due to the effect on segment income of an 8% decrease in revenues, which Thermo Cardiosystems believes resulted from delayed customer orders for its current air-driven left ventricular-assist systems (LVAS) as customers await approval from the U.S. Food and Drug Administration of Thermo Cardiosystems' advanced electric LVAS, and higher marketing expenses as a result of an increase in its sales force. Restructuring and other nonrecurring costs of $1.9 million in 1996 include $1.3 million recorded by SensorMedics for settlement of a pre-acquisition legal dispute and severance costs for terminated employees, and $0.6 million recorded by Nicolet Biomedical Inc. to close and relocate a foreign business to the U.S.

    Environmental Services

        Sales in the Environmental Services segment were $79.8 million in 1997, an increase of $11.4 million over 1996. Revenues from Thermo TerraTech's remediation and recycling services increased to $37.0 million in 1997 from $30.8 million in 1996, due to the inclusion of $7.2 million in sales from acquired businesses, offset in part by a 31% decline in revenues from Thermo Remediation Inc.'s soil-remediation services to $4.0 million, due to lower volumes of soil processed as a result of overcapacity in the industry. Revenues from consulting and design services increased $2.7 million to $21.4 million as a result of the inclusion of $4.5 million of revenues from acquired businesses, offset in part by a decrease in revenues due to the completion of two large contracts. Sales of metallurgical services increased to $13.2 million in 1997 from $11.4 million in 1996, due to the inclusion of $1.1 million of sales from an acquired business and increased demand for existing services.
                                       15PAGE

                           THERMO ELECTRON CORPORATION

        Segment income margin was 8.1% in 1997, compared with 4.5% in 1996. Segment income margin improved primarily due to lower margins in the 1996 period as a result of costs incurred by Thermo TerraTech to reduce redundancies at regional laboratories.

    Advanced Technologies

        Sales from the Advanced Technologies segment were $106.5 million in 1997, compared with $92.7 million in 1996. Sales at Coleman Research Corporation increased 19% to $41.5 million in 1997. This increase resulted primarily from its Thermo Information Solutions Inc. subsidiary's contract to supply kiosk units and, to a lesser extent, sales of $1.0 million from an acquired business. These increases were offset in part by a decrease in revenues from government contracts. Sales at Thermo Sentron Inc. increased to $19.5 million in 1997 from $17.5 million in 1996, primarily due to higher demand and, to a lesser extent, $1.2 million of sales from acquired businesses, offset in part by the unfavorable effects of currency translation. Sales at Thermedics Detection Inc. increased 14% to $12.6 million in 1997, primarily due to sales from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base, which is expected to continue through the fourth quarter of 1997 and, to a lesser extent, increased shipments of fill-height detectors. In addition, higher domestic revenues from Thermedics Detection's explosives-detection systems as a result of $1.5 million of sales to the U.S. Federal Aviation Administration (FAA) under a $5.8 million order were offset in part by a decrease in international demand. Sales at Thermo Voltek Corp. were $11.1 million in 1997, compared with $12.8 million in 1996, reflecting lower demand for electromagnetic compatibility (EMC) testing instruments, offset in part by $0.7 million of sales from acquired businesses. Sales from Trex Communications Corporation, a subsidiary of ThermoTrex Corporation, increased primarily as a result of $2.8 million of revenues from an acquired business.

        Segment income margin, excluding restructuring and other nonrecurring costs of $1.4 million in 1997, increased to 10.2% in 1997 from 6.9% in 1996. This improvement resulted primarily from a loss in the 1996 period at ThermoTrex's advanced technology research center due to cost overruns and higher expenses for new lines of business. Segment income margin improvements at several businesses were offset in part by lower profitability at Thermo Voltek. Restructuring and other nonrecurring costs of $1.4 million in 1997 were recorded by ThermoTrex for the write-off of acquired technology in connection with an acquisition (Note 4).

    Gain on Issuance of Stock by Subsidiaries

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option programs, as well as capital to support the subsidiary's growth.

                                       16PAGE

                           THERMO ELECTRON CORPORATION

    As a result of the sale of stock by subsidiaries and issuance of stock by a subsidiary upon conversion of convertible debentures, the Company recorded gains of $18.6 million in 1997 and $38.5 million in 1996
    (Note 2). Minority interest expense decreased to $20.8 million in 1997 from $28.2 million in 1996. Minority interest expense includes $5.1 million in 1997 and $15.1 million in 1996, related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock and the issuance of stock upon conversion of convertible debentures, by their subsidiaries.

    First Nine Months 1997 Compared With First Nine Months 1996

        Sales in the first nine months of 1997 were $2,548.4 million, an increase of $410.2 million, or 19%, over the first nine months of 1996. Segment income, excluding restructuring and other nonrecurring costs of $7.5 million in 1997 and $32.3 million in 1996, described below, increased 41% to $310.6 million from $220.0 million in 1996. Operating income, which includes restructuring and other nonrecurring costs, increased 70% to $279.1 million in 1997.

    Instruments

        Sales from the Instruments segment were $1,138.3 million in 1997, an increase of $275.8 million, or 32%, over 1996. Sales increased due to acquisitions made by Thermo Instrument, which added $293.0 million of sales in 1997. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which Thermo Instrument operates decreased revenues by $29.2 million in 1997. An increase in revenues from ThermoQuest Corporation's existing mass spectrometry business, partly as a result of the continued success of a new product introduced in the first quarter of 1996, was offset in part by a decrease in revenues at certain of Thermo Instrument's other existing businesses, principally at Thermo Optek. Revenues from Thermo Optek's existing businesses decreased due to the inclusion in 1996 of several large nonrecurring sales to the Chinese and Japanese governments, and the elimination of certain unprofitable acquired product lines, offset in part by greater demand at two of its business units.

        Segment income margin, excluding restructuring and other nonrecurring costs of $0.8 million in 1997 and $3.5 million in 1996, improved to 14.6% in 1997 from 11.1% in 1996. The improvement was primarily due to operating margin improvement at certain of the businesses acquired from Fisons in 1996 and increased sales of higher-margin mass spectrometry products. This increase was offset in part by lower gross profit margins at certain acquired businesses, including Life Sciences, which recorded an adjustment to expense of $3.2 million relating to the revaluation of the finished goods inventories acquired by Thermo Instrument and, to a lesser extent, a decrease in segment income margin at ThermoSpectra as discussed in the results of operations for the third quarter. The 1996 period included a charge for the revaluation of inventory of $2.0 million relating to the acquisition

                                       17PAGE

                           THERMO ELECTRON CORPORATION
    of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons. Restructuring and other nonrecurring costs of $0.8 million in 1997 represents severance costs for employees terminated during the second quarter at one of ThermoSpectra's business units, and $3.5 million in 1996 represents the write-off of acquired technology relating to the acquisition of the Fisons businesses.

    Alternative-energy Systems

        Sales from the Alternative-energy Systems segment were $265.5 million in 1997, compared with $258.9 million in 1996. Within this segment, revenues from Thermo Ecotek were $141.7 million in 1997, compared with $115.8 million in 1996. Revenues from Thermo Ecotek's Thermo Trilogy biopesticides subsidiary increased $13.3 million primarily due to the inclusion of revenues from two acquired businesses. Revenues in 1997 included $8.2 million as a result of a contractual settlement concerning the cancellation of a power sales agreement, discussed in the results of operations for the third quarter. In addition, higher contractual energy rates at all of Thermo Ecotek's facilities, except the Hemphill plant in New Hampshire, contributed to higher revenues in 1997. Pursuant to Thermo Ecotek's utility contracts for its four plants in California, there will be no further contractual energy rate increases beginning in 1998. Sales in the first nine months of 1996 at the Company's wholly owned waste-recycling facility in Southern California, which was sold in July 1996, were $9.2 million. Sales at Peter Brotherhood declined to $31.6 million in 1997 from $40.8 million in 1996 as a result of decreased demand for steam turbines. Sales from Thermo Power decreased to $92.3 million in 1997 from $93.3 million in 1996, primarily due to lower demand for industrial refrigeration packages and continuing declines in sales of gas-fueled cooling systems, as well as lower revenues from sponsored research and development contracts. The decrease in revenues at Thermo Power was offset in part by higher sales of gas-fueled engines due to a large shipment to one customer.

        Segment income from the Alternative-energy Systems segment, excluding nonrecurring income of $3.7 million in 1997 and restructuring and nonrecurring costs of $4.4 million in 1996, was $44.9 million in 1997, compared with $32.6 million in 1996. Thermo Ecotek's segment income was $39.1 million in 1997, compared with $29.5 million in 1996. The increase primarily resulted from $8.2 million of segment income from the contractual settlement with a utility concerning the cancellation of a power sales agreement and, to a lesser extent, higher contractual energy rates. Segment income in 1996 from the Company's waste-recycling facility, which was sold in July 1996, was $4.6 million. Results from this facility, net of related interest expense (not included in segment income), were approximately breakeven in 1996. During the second quarter of 1997, the Company settled litigation relating to construction of an alternative-energy facility in 1988 and 1989 (Note 4). As a result of the settlement, the Company reversed $5.0 million of previously established reserves during the second quarter, which is included as a reduction in restructuring and other nonrecurring costs in the accompanying 1997 statement of income. Segment income at Thermo Power improved to

                                       18PAGE

                           THERMO ELECTRON CORPORATION

    $3.8 million from $1.0 million in 1996, primarily due to improved margins at its industrial refrigeration and engines businesses, due to lower warranty costs, as well as increased engines revenues and lower overhead as a result of consolidating two engine manufacturing facilities. Excluding restructuring and other nonrecurring costs of $1.3 million in 1997 and $4.4 million in 1996, Peter Brotherhood was profitable in 1997, compared with a segment loss in the 1996 period. The 1997 costs related primarily to severance for employees terminated during the second quarter of 1997. The 1996 costs are discussed in the results of operations for the third quarter.

    Process Equipment

        Sales in the Process Equipment segment were $202.7 million in 1997, compared with $226.9 million in 1996. A wholly owned subsidiary of the Company recorded $57.1 million of revenues from an office wastepaper de-inking contract in the first nine months of 1996. This contract was substantially completed in the second quarter of 1996. Sales from Thermo Fibertek increased to $166.8 million from $143.7 million in 1996, primarily due to $30.0 million of revenues from acquired businesses. Increases in revenues from Thermo Fibertek's accessories and water-management businesses were more than offset by a $9.7 million decrease in revenues at its recycling business due to lower demand resulting from a severe drop in de-inked pulp prices. In addition, the unfavorable effects of currency translation reduced Thermo Fibertek's revenues by $4.1 million. Sales of Thermo TerraTech's thermal-processing equipment increased $7.1 million to $25.3 million due to increased demand, and sales of automated electroplating equipment by the Company's Napco Inc. subsidiary increased $2.8 million to $10.6 million. Thermo TerraTech sold its thermal-processing equipment business in October 1997. A nominal gain on the sale is expected to be realized in the fourth quarter of 1997.

        Segment income, excluding restructuring costs of $1.1 million in 1997, was $21.7 million in 1997, compared with $26.9 million in 1996. This decline primarily resulted from lower sales at Thermo Fibertek's recycling business. In addition, the Company recorded a segment loss in 1997 compared with segment income in 1996, on construction of the office wastepaper de-inking facility due to a reserve established in 1997 for disputed contractual items relating to this facility. Thermo Fibertek recorded restructuring and other nonrecurring costs of $1.1 million in 1997 as discussed in the results of operations for the third quarter.

    Biomedical Products

        Sales from the Biomedical Products segment were $424.4 million in 1997, an increase of $101.2 million, or 31%, over 1996. Sales increased due to the inclusion of $57.0 million in sales from acquired businesses, increased demand at Trex Medical and Bird Medical, and growth at ThermoLase's hair-removal business due to the opening of new spas and higher revenues from physician and international licensing arrangements.

        Segment income, excluding restructuring and other nonrecurring costs of $24.4 million in 1996, declined to $34.0 million in 1997 from

                                       19PAGE

                           THERMO ELECTRON CORPORATION

    $34.8 million in 1996. This decline resulted primarily from an increased segment loss at ThermoLase to $15.9 million in 1997 from $4.4 million in 1996 and, to a lesser extent, a decrease in segment income of $5.7 million at Thermo Cardiosystems. The reasons for these changes are discussed in the results of operations for the third quarter. These decreases in segment income were substantially offset by improvements from existing businesses and the inclusion of segment income from acquired businesses. In addition to the $1.9 million of restructuring and other nonrecurring costs in 1996, discussed in the results of operations for the third quarter, the Company recorded $22.5 million of such costs in the second quarter of 1996, which consisted of $12.7 million recorded by Thermedics' Corpak Inc. subsidiary for the write-off of cost in excess of net assets of acquired companies, and $9.8 million incurred by SensorMedics in connection with its merger with the Company.

    Environmental Services

        Sales in the Environmental Services segment were $221.5 million in 1997, an increase of $24.8 million, or 13%, over 1996. Revenues from Thermo TerraTech's remediation and recycling services increased to $98.2 million in 1997 from $83.5 million in 1996, primarily due to the inclusion of $20.4 million of sales from acquired businesses, offset in part by a 27% decline in revenues from Thermo Remediation's soil-remediation services to $13.0 million, resulting from lower volumes of soil processed due to overcapacity in the industry and competitive pricing pressures. Sales of metallurgical services increased to $39.2 million in 1997 from $32.7 million in 1996, due to increased demand for existing services and the inclusion of $2.9 million of sales from an acquired business.

        Segment income margin, excluding restructuring and other nonrecurring costs of $7.8 million in 1997, was 7.5% in 1997, compared with 6.4% in 1996. Segment income margin improved due to lower margins in the 1996 period as a result of costs incurred by Thermo TerraTech to reduce redundancies at regional laboratories, offset in part by a decline in margins from soil-remediation services due to lower sales as discussed above. Restructuring and other nonrecurring costs of $7.8 million in 1997 were recorded in the first quarter to write down certain capital equipment and intangible assets, including cost in excess of net assets of acquired companies, in response to a severe downturn in Thermo Remediation's soil-recycling business that resulted in the closure of two soil-remediation sites. In addition, the Company's analysis indicated that the future cash flows from certain other soil-remediation sites that will remain open will be insufficient to recover Thermo Remediation's investment in these business units, thus requiring a write-down of certain assets, which is included in the $7.8 million charge.

    Advanced Technologies

        Sales from the Advanced Technologies segment were $302.9 million in 1997, compared with $275.7 million in 1996. Sales at Coleman Research were $119.2 million in 1997, compared with $109.6 million in 1996. This increase resulted primarily from its Thermo Information Solutions subsidiary's contract to supply kiosk units and, to a lesser extent, sales of $2.1 million from an acquired business. Sales at Thermedics

                                       20PAGE

                           THERMO ELECTRON CORPORATION

    Detection increased 23% to $37.5 million in 1997, primarily due to sales from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base, and $1.5 million of sales to the FAA under a $5.8 million order. Sales at Thermo Sentron increased to $56.0 million in 1997 from $51.5 million in 1996, primarily due to higher demand and, to a lesser extent, $2.6 million of sales at acquired businesses, offset in part by the unfavorable effects of currency translation. Sales at Thermo Voltek declined to $32.7 million in 1997 from $35.3 million in 1996, primarily due to lower demand for EMC test products, offset in part by the inclusion of $4.8 million in sales from acquired businesses. The decrease in demand for EMC test products reflects a decline in the component-reliability market for electrostatic discharge test equipment caused by a slowdown in capital spending by the semiconductor industry.

        Segment income margin, excluding nonrecurring costs of $1.4 million in 1997, was 8.8% in 1997, compared with 6.3% in 1996. This improvement resulted from increased sales and the impact in the 1996 period of charges for inventory obsolescence and other adjustments at Thermedics Detection, as well as a loss in the 1996 period at ThermoTrex's advanced technology research center due to cost overruns and higher expenses for new lines of business. The improvement was offset in part by a decrease in profitability at Thermo Voltek. Nonrecurring costs of $1.4 million in 1997 were discussed in the results of operations for the third quarter.

    Gain on Issuance of Stock by Subsidiaries

        As a result of the sale of stock by subsidiaries and issuance of stock by a subsidiary upon conversion of convertible debentures, the Company recorded gains of $67.5 million in 1997 and $110.9 million in 1996 (Note 2). Minority interest expense decreased to $52.7 million in 1997 from $57.4 million in 1996. Minority interest expense includes $17.0 million in 1997 and $33.9 million in 1996, related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock and the issuance of stock upon conversion of convertible debentures, by their subsidiaries.

    Liquidity and Capital Resources

        Consolidated working capital was $2,061.4 million at September 27, 1997, compared with $2,218.6 million at December 28, 1996. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,530.2 million at September 27, 1997, compared with $1,846.3 million at December 28, 1996. In addition, at September 27, 1997, the Company had $75.6 million of long-term available-for-sale investments, compared with $68.8 million of long-term available-for-sale investments and $25.6 million of long-term held-to-maturity investments at December 28, 1996. Of the total $1,605.8 million of cash, cash equivalents, and short- and long-term available-for-sale investments at September 27, 1997, $1,138.5 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries.

                                       21PAGE

                           THERMO ELECTRON CORPORATION

        Cash provided by operating activities was $142.5 million during the first nine months of 1997. Cash of $76.2 million and $20.5 million was used to fund increases in accounts receivable and inventories, respectively. The increase in accounts receivable resulted from an increase in large shipments near the end of the quarter and a competitive trend of longer payment terms at several subsidiaries, as well as a delay in billing and pursuit of collections at two subsidiaries due to an office relocation and employee turnover. The increase in inventories resulted from higher levels of inventory at several subsidiaries to support expanding operations, as well as the fulfillment of contractual obligations.

        During the first nine months of 1997, the Company's primary investing activities, excluding available-for-sale investments activity, included acquisitions, capital expenditures, and the sale of property, plant, and equipment. During the first nine months of 1997, the Company expended $636.9 million, net of cash acquired, for acquisitions and $78.3 million for purchases of property, plant, and equipment. The Company received proceeds of $11.3 million from the sale of property, plant, and equipment.

        The Company's financing activities provided $212.6 million of cash in the first nine months of 1997. Net proceeds from the issuance of Company and subsidiary common stock totaled $134.6 million and net proceeds from the issuance of long-term obligations totaled $378.3 million. In addition, the Company repaid long-term obligations of $45.9 million.

        During the first nine months of 1997, an aggregate principal amount of $65.2 million of Company and subsidiary convertible obligations were converted into shares of Company and subsidiary common stock.

        During the first nine months of 1997, the Company and its majority-owned subsidiaries used $246.2 million to purchase common stock of certain of the Company's majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company's and certain of its majority-owned subsidiaries' Boards of Directors. As of September 27, 1997, $37.1 million and $25.9 million remained under the Company's and its majority-owned subsidiaries' authorizations, respectively. Additionally, the Board of Directors of ThermoLase authorized the repurchase, through September 1998, of up to 1,000,000 shares of its common stock, of which 644,016 shares were remaining as of September 27, 1997.

        The Company has no material commitments for purchases of property, plant, and equipment and expects that, for the fourth quarter of 1997, such expenditures will approximate the current level of expenditures. Since September 27, 1997, the Company and a majority-owned subsidiary have expended $44.7 million on acquisitions and as of November 5, 1997, the Company's majority-owned subsidiaries had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $178 million. Proposed acquisitions of new businesses are subject to various conditions to closing, and there can be no assurance that all proposed transactions will be consummated.
                                       22PAGE

                           THERMO ELECTRON CORPORATION

    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on page immediately preceding exhibits.


                                       23PAGE

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1997.

                                            THERMO ELECTRON CORPORATION



                                            Paul F. Kelleher
                                            -----------------------------
                                            Paul F. Kelleher
                                            Senior Vice President, Finance
                                             and Administration



                                            John N. Hatsopoulos
                                            -----------------------------
                                            John N. Hatsopoulos
                                            President and Chief Financial
                                              Officer

                                       24PAGE

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.