Form 10-K
period 1998-01-03
THERMO ELECTRON CORP
filed 1998-03-12
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                    FORM 10-K

    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended January 3, 1998
    [   ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

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
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000
           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class       Name of each exchange on which registered
    ------------------------------- -----------------------------------------
    Common Stock, $1.00 par value            New York Stock Exchange
    Preferred Stock Purchase Rights

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
    the filing requirements for at least the past 90 days. Yes [ X ] No [   ]
    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $6,089,611,000.

    As of January 30, 1998, the Registrant had 159,173,807 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        Thermo Electron Corporation and its subsidiaries (the Company or the Registrant) develop, manufacture, and market analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. The Company also provides a range of services that include industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical processing; and conducts advanced-technology research and development. The Company performs its business through divisions and wholly owned subsidiaries, as well as majority-owned subsidiaries that are partially owned by the public or by private investors.

        A key element in the Company's growth has been its ability to commercialize innovative products and services emanating from research and development activities conducted by the Company's various subsidiaries. The Company's strategy has been to identify business opportunities arising from social, economic, and regulatory issues, and to seek a leading market share through the application of proprietary technology. As part of this strategy, the Company continues to focus on the acquisition of complementary businesses that can be integrated into its existing core businesses to leverage access to new markets.

        The Company believes that maintaining an entrepreneurial atmosphere is essential to its continued growth and development. To preserve this atmosphere, the Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. The Company's wholly and majority-owned subsidiaries are provided with centralized corporate development, administrative, financial, and other services that would not be available to many independent companies of similar size. As of March 11, 1998, the Company had 28 subsidiaries that have sold minority equity interests, 22 of which are publicly traded and 6 of which are privately held.

        The Company is a Delaware corporation and was incorporated in 1956. The Company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes,"

                                        2PAGE

    "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company's products and services are divided into six segments:
    Instruments, Alternative-energy Systems, Paper Recycling, Biomedical Products, Industrial Outsourcing, and Advanced Technologies. Products or services within a particular segment are provided by more than one subsidiary, and certain subsidiaries' products or services are included in more than one segment. The principal products and services offered by the Company in the six industry segments are described below. Financial information concerning the Company's industry segments is summarized in
    Note 14 to Consolidated Financial Statements in the Registrant's 1997* Annual Report to Shareholders, which information is incorporated herein by reference.

    (c) Description of Business

        (i) Principal Products and Services

    Instruments

        The Company, through its Thermo Instrument Systems Inc. subsidiary, is a worldwide leader in the development, manufacture, and marketing of instruments used to identify complex chemical compounds, toxic metals, and other elements in a broad range of liquids, solids, and gases, as well as to analyze air pollution and radioactivity. Thermo Instrument also provides instruments that control, monitor, image, inspect, and measure various industrial processes and life sciences phenomena.

        Thermo Instrument historically has expanded both through the acquisition of companies and product lines and through the internal development of new products and technologies. During the past several years, Thermo Instrument has completed a number of complementary acquisitions that have provided additional technologies, specialized manufacturing or product-development expertise, and broader capabilities in marketing and distribution.

        For example, in March 1997, Thermo Instrument acquired 95% of Life Sciences International PLC, a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of Life Sciences' capital stock. Life Sciences manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets.

    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

                                        3PAGE

        In March 1996, Thermo Instrument completed the acquisition of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons plc, a wholly owned subsidiary of Rhone-Poulenc Rorer Inc. These businesses substantially added to Thermo Instrument's research, development, manufacture, and sale of analytical instruments to industrial and research laboratories worldwide. Certain of the Fisons businesses were since sold by Thermo Instrument to a number of its public subsidiaries that have complementary technologies and markets.

        Thermo Instrument adopted the Company's spinout strategy in an effort to more clearly focus its many instrumentation technologies on specific niche markets. To date, Thermo Instrument has completed initial public offerings of ThermoSpectra Corporation, ThermoQuest Corporation, Thermo Optek Corporation, Thermo BioAnalysis Corporation, Metrika Systems Corporation, and Thermo Vision Corporation. Thermo Instrument has completed a private placement of common stock of its ONIX Systems Inc. subsidiary and has filed a registration statement with the Securities and Exchange Commission for a public offering of ONIX Systems common stock. Thermo Instrument's subsidiaries are outlined below:

        ThermoSpectra develops, manufactures, and markets precision imaging and inspection, temperature-control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs.

        ThermoQuest is a leading provider of mass spectrometers, liquid chromatographs, and gas chromatographs for the pharmaceutical, environmental, and industrial marketplaces. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultratrace levels of detection. ThermoQuest also supplies scientific equipment for the preparation and preservation of chemical samples, and consumables for the chromatography industry.

        Thermo Optek is a worldwide leader in the development, manufacture, and marketing of analytical instruments that use a range of light- and energy-based techniques. Thermo Optek's instruments are used in the quantitative and qualitative chemical analysis of elements and molecular compounds in a variety of solids, liquids, and gases.

        Thermo BioAnalysis develops, manufactures, and markets instruments, consumables, and information-management systems used in biochemical research and production, as well as in clinical diagnostics. Thermo BioAnalysis focuses on three principal product areas: life sciences instrumentation and consumables, information-management systems, and health physics instrumentation.

        Metrika Systems manufactures process optimization systems that provide on-line, real-time analysis of the elemental composition of bulk raw materials in basic-materials production processes, including coal, cement, and minerals. In addition, Metrika Systems manufactures industrial gauging and process-control instruments and systems used principally by manufacturers of finished web materials, such as sheet

                                        4PAGE
    metal, rubber, and plastic foils, to measure and control parameters such as thickness and coating weight of such materials.

        Thermo Vision, which became a public subsidiary of Thermo Instrument in December 1997, designs, manufactures, and markets a diverse array of photonics (light-based) products, including optical components, imaging sensors and systems, lasers, optically based instruments, opto-electronics, and fiber optics. These products are used in applications including medical diagnostics, semiconductor production, X-ray imaging, physics research, and telecommunications.

        ONIX Systems, a privately held subsidiary of Thermo Instrument, designs, develops, markets, and services sophisticated field measurement instruments and on-line sensors for process-control industries, particularly oil and gas. Systems provide real-time data collection, analysis, and local control functions regarding the flow, level, density, or composition of a particular material.

        Thermo Instrument also has wholly owned businesses, including the Life Sciences Clinical Instrument Division, which provides an array of clinical laboratory equipment and consumables, and Thermo Monitoring Instruments, which produces instruments and complete systems for detecting and monitoring environmental pollutants from industrial and mobile sources, and for detecting radioactive contamination.

    Alternative-energy Systems

        The Company's Alternative-energy Systems segment includes the operation of independent (non-utility) power plants that operate using environmentally sound fuels and technologies, the development of engineered clean fuels, and the manufacture and sale of biopesticides. This segment also includes the manufacture, sale, and servicing of intelligent traffic-control systems, industrial refrigeration equipment; natural gas engines; packaged cooling and cogeneration systems; and steam turbines and compressors.

        Through its Thermo Ecotek Corporation subsidiary, the Company designs, develops, owns, and operates independent (non-utility) electric power-generation facilities that use environmentally responsible fuels, including agricultural and wood wastes, referred to as "biomass." Thermo Ecotek currently operates seven biomass facilities. Its facilities are developed and operated through joint ventures or limited partnerships in which it has a majority interest, or through wholly owned subsidiaries.

        Thermo Ecotek intends to pursue development of biomass and other power-generation projects both in the U.S. and overseas. In 1996, Thermo Ecotek formed a joint venture in Italy to develop, own, and operate biomass-fueled electric power facilities, and in January 1997, announced a joint agreement to expand two district energy centers in the Czech Republic. In the U.S., where the Company believes that utility deregulation may present opportunities for updating aging plants, Thermo Ecotek signed a $9.5 million agreement in November 1997 to purchase two deregulated plants in southern California for possible refurbishing and repowering.
                                        5PAGE

        Thermo Ecotek is expanding beyond power generation into other products and processes that protect the environment. In August 1995, Thermo Ecotek, through two wholly owned subsidiaries, entered into a Limited Partnership Agreement with KFx Wyoming, Inc., a subsidiary of KFx Inc., to develop, construct, and operate a coal-beneficiation plant in Gillette, Wyoming. The facility employs patented "clean coal" technology to remove excess moisture and increase energy from subbituminous coal extracted from Wyoming's Powder River Basin.

        In May 1996, Thermo Ecotek entered the biopesticide business by acquiring the assets, subject to certain liabilities, of the biopesticide division of W.R. Grace & Co. (renamed Thermo Trilogy), which develops, manufactures, and markets environmentally friendly products for agricultural pest control. In January 1997, Thermo Trilogy acquired the assets of biosys, inc., a producer of pheromone, neem/azadiractin, nematodes, and virus-based biopesticide products, as well as disease-resistant sugar cane, and in November 1997, purchased the Bt biopesticide product line of Novartis AG.

        The Company, through its Thermo Power Corporation subsidiary, manufactures, markets, and services intelligent traffic-control systems, industrial refrigeration equipment, engines for vehicular and stationary applications, natural gas-fueled commercial cooling and cogeneration systems, and, through its privately held ThermoLyte Corporation subsidiary, is developing a line of gas-powered lighting products for commercialization.

        In November 1997, Thermo Power completed a cash tender offer for Peek plc, based in the U.K. Through Peek, the Company offers a range of intelligent traffic-control systems for urban traffic control, motorway management, and public transportation management in cities worldwide. Systems include traffic-signal synchronization systems to minimize congestion, variable message systems to advise drivers of accidents or construction, video systems to provide real-time analysis of traffic flows at intersections and on highways, as well as automatic toll-collection systems. Peek also has developed high-resolution video equipment to aid police officers in monitoring traffic violations.

        Through its industrial refrigeration business, Thermo Power supplies standard and custom-designed industrial refrigeration systems used primarily by the food-processing, petrochemical, and pharmaceutical industries. Thermo Power is also a supplier of both remanufactured and new commercial cooling equipment for sale or rental. The commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors.

        Thermo Power also develops, manufactures, markets, and services gasoline engines for recreational boats, propane and gasoline engines for lift trucks, and natural gas engines for vehicles and stationary industrial applications; and designs, develops, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas.

                                        6PAGE

        The Company's Alternative-energy Systems segment also includes a U.K.-based manufacturer of steam turbines and compressors.

    Paper Recycling

        The Company designs, manufactures, and sells paper recycling and papermaking equipment and accessory products, and electroplating and aqueous cleaning systems.

        Through its Thermo Fibertek Inc. subsidiary, the Company is a leading designer and manufacturer of processing machinery, accessories, and water-management systems for the paper and paper recycling industries. Thermo Fibertek's custom-engineered systems remove debris, impurities, and ink from wastepaper, and process it into a fiber mix used to produce recycled paper. Thermo Fibertek's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper, accessory equipment and related consumables important to the efficient operation of papermaking machines, and water-management systems essential for draining, purifying, and recycling process water.

        In May 1997, Thermo Fibertek acquired the majority of the assets, subject to certain liabilities, of the stock-preparation business of Black Clawson Company and certain of its affiliates. In August 1997, the Company acquired the remaining assets of the stock-preparation business of Black Clawson Company and such affiliates. This business, renamed Thermo Black Clawson, is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper," such as that used for corrugated boxes.

        In September 1996, Thermo Fibergen Inc. became a majority-owned, public subsidiary of Thermo Fibertek. Thermo Fibergen is developing and commercializing equipment and systems to recover materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. Thermo Fibergen's GranTek Inc. subsidiary uses a patented process to convert papermaking sludge into granules that are used for applications including carriers for agricultural chemicals, oil and grease absorption, and catbox filler.

        Through a wholly owned subsidiary, the Company also manufactures electroplating systems and related waste-treatment equipment and accessories, as well as aqueous systems for cleaning metal parts without using ozone-damaging solvents.

    Biomedical Products

        The Company's Biomedical Products segment comprises a number of diverse medical products businesses, both wholly and publicly owned, that supply a wide range of medical systems and devices for diagnostic imaging, cardiovascular support, respiratory care, neurodiagnostics, sleep analysis, wireless patient monitoring, and blood management. The Company's biomedical products are provided to hospitals, clinics, universities, private-practice medical offices, and medical research facilities.

                                        7PAGE

        Its wholly owned Thermo Biomedical group includes Bear Medical Systems, the business of which was acquired from Allied Healthcare Products, Inc. in October 1997. Bear Medical designs, manufactures, and markets respiratory products, primarily ventilators.

        Also part of the Company's Thermo Biomedical group are SensorMedics Corporation, a leading provider of systems for pulmonary function diagnosis and a producer of respiratory gas analyzers, physiological testing equipment, and automated sleep-analysis systems; and Medical Data Electronics, a manufacturer of patient-monitoring systems. Both companies were acquired in 1996.

        Nicolet Biomedical Inc., another wholly owned subsidiary of the Company, is a leading manufacturer of biomedical instruments for assessing muscle, nerve, sleep, hearing, and brain blood-flow disorders, various neurologic disorders, and for related work in clinical neurophysiology. In September 1997, Nicolet acquired IMEX Medical Systems, Inc., a leading manufacturer of products used to evaluate peripheral vascular disease, as well as products to detect fetal heartbeat. This subsidiary is now called Nicolet Vascular Inc.

        Another wholly owned subsidiary, Bird Medical Technologies, Inc., develops, manufactures, and sells respiratory-care equipment and accessories and infection-control products to hospitals, subacute-care facilities, outpatient surgical centers, doctors, dentists, the military, and to other manufacturers.

        Thermo Cardiosystems Inc., a public subsidiary of Thermedics Inc., has developed an implantable left ventricular-assist system (LVAS) called HeartMate(TM) that, when implanted alongside the natural heart, is designed to take over the pumping function of the left ventricle for patients whose hearts are too damaged or diseased to produce adequate blood flow. Thermo Cardiosystems has two versions of the LVAS: a pneumatic (or air-driven) system that can be controlled by either a bedside console or portable unit, and an electric system that features an internal electric motor powered by an external battery-pack worn by the patient.

        The air-driven HeartMate system has received both the European Conformity Mark and U.S. Food and Drug Administration (FDA) approval for commercial sale. The electric version of the LVAS, which also holds the CE Mark, is currently awaiting commercial approval by the FDA for use as a bridge to transplant. In Europe, the device is used both as a bridge to transplant and as an alternative to medical therapy.

        In December 1996, Thermo Cardiosystems acquired the business of Nimbus Medical, Inc., a research and development organization involved for more than 20 years in technology for ventricular-assist devices and total artificial hearts, including high-speed rotary blood pumps, which are relatively small and could potentially provide cardiac support in small adults and children.

        Also part of Thermo Cardiosystems is International Technidyne Corporation, a leading manufacturer of hemostasis-management products,

                                        8PAGE
    including blood coagulation-monitoring instruments, and a supplier of skin-incision devices used to draw small blood samples precisely and with minimal discomfort.

        Trex Medical Corporation, a public subsidiary of ThermoTrex Corporation, designs, manufactures, and markets a range of medical imaging systems. It is the world's leading manufacturer of mammography equipment and minimally invasive digital breast-biopsy systems. Trex Medical also provides general-purpose and specialty radiographic systems, such as those used in the diagnosis and treatment of coronary artery disease and other vascular conditions.

        In early December, Trex Medical submitted a 510(k) application to the FDA seeking clearance to market its digital imaging system for mammography. The Company believes that an advantage of digital imaging is that radiologists can manipulate and enhance image quality to scrutinize subtle differences that may otherwise go undetected on film-based X-rays. If the FDA approves the digital imaging system for mammography applications, Trex Medical plans to develop its digital technology for use in certain of its other products.

        ThermoLase Corporation, also a public subsidiary of ThermoTrex, operates a network of spas that offer its patented SoftLight(R) hair-removal system, for which it received FDA clearance in April 1995. The SoftLight system uses a low-energy dermatology laser in combination with a lotion to remove hair. ThermoLase submitted a 510(k) application for its laser-based skin-retexturing system, based on data from clinical trials.

        ThermoLase currently has 14 Spa Thira locations in the U.S., with 3 spas outside the U.S.: in Paris, France; Lugano, Switzerland; and Dubai, U.A.E. To complement its Spa Thira salons, ThermoLase has commenced a program to license the SoftLight hair-removal process to physicians for use in their practices. ThermoLase has established a number of joint ventures and other physician-licensing arrangements to market its SoftLight processes internationally.

        ThermoLase also manufactures and markets personal care products sold through department stores, salons, and spas, including the lotion that is used in the SoftLight hair-removal process.

        Trex Communications Corporation, a majority-owned, privately held subsidiary of ThermoTrex, is developing laser communications technology designed to transmit very large amounts of data quickly, and also designs and markets interactive information and voice-response systems, as well as automated calling equipment.

    Industrial Outsourcing

        Through its Thermo TerraTech Inc. subsidiary, the Company provides outsourcing services, primarily in environmental-liability management and infrastructure planning and design, with specialization in the areas of municipal and industrial water quality management, bridge and highway construction and reconstruction, and natural resource management. Thermo

                                        9PAGE

    TerraTech also offers comprehensive environmental testing and analysis through a national network of laboratories serving the pharmaceutical, food, and environmental industries.

        Thermo Remediation Inc., a public subsidiary of Thermo TerraTech, is a national provider of outsourcing services for environmental management, including industrial, nuclear, and soil remediation, as well as waste-fluids recycling, primarily helping clients manage problems associated with environmental compliance, waste management, and the cleanup of sites contaminated with organic or toxic wastes.

        The Randers Group Incorporated, also a public subsidiary of Thermo TerraTech, provides comprehensive engineering and outsourcing services in such areas as water and wastewater treatment, highway and bridge projects, process engineering, construction management, and operational services.

        A privately held subsidiary of Thermo TerraTech, Thermo EuroTech N.V., provides remediation and recycling services in Europe. The Company treats oil-based contaminated soils and recycles waste oil and oily waste streams. In February 1998, Thermo EuroTech acquired a controlling interest in an Irish environmental services company that provides comprehensive in-plant waste management and recycling services to high-tech manufacturing firms in that country.

        In addition, metallurgical heat-treating services are provided by a wholly owned subsidiary of the Company for customers in the automotive, aerospace, defense, and other industries. The Company also provides, through another wholly owned business, metallurgical fabrication services, principally on high-temperature materials, for customers in the aerospace, medical, electronics, and nuclear industries.

    Advanced Technologies

        The Company's Advanced Technologies segment includes basic and applied research and development, often sponsored by the U.S. government, that is conducted with a goal of identifying viable commercial opportunities for new ventures. A number of its subsidiaries also provide various instrument systems, developed primarily for product quality-assurance applications in industrial, food and beverage, pharmaceutical, and electronics markets.

        The Company's ThermoTrex subsidiary conducts sponsored research and development with the goal of commercializing new products based on advanced technologies developed in its laboratories. Sponsored research and development, conducted principally for the U.S. government, includes basic and applied research in communications, avionics, X-ray detection, signal processing, advanced-materials technology, and lasers.

        ThermoTrex is currently developing a number of additional technologies that it believes may have future commercial potential. These include a passive microwave camera intended to "see" through clouds and fog to enhance safety in aerial navigation, a space surveillance system designed to produce high-resolution images of low-earth-orbit satellites,

                                       10PAGE
    a rapid optical beam steering laser radar system, and direct digital imaging systems for medical equipment to improve image quality for earlier and more accurate clinical diagnoses.

        The Company's wholly owned Thermo Coleman Corporation subsidiary provides systems engineering, technology support and information-technology services and products. Thermo Coleman also provides defense- and environmental-systems engineering, integration and analysis services, and advanced technology research and development, primarily to the U.S. government. Using expertise gained from its government contract work, Thermo Coleman designs, develops, and commercializes services and products in areas such as information technology and sensor and measurement systems for customers in industries including healthcare, education, aircraft production, government, utilities, and entertainment.

        Thermo Sentron Inc., a public subsidiary of Thermedics, designs and manufactures high-speed precision-weighing and inspection equipment for packaging lines and industrial production. Thermo Sentron serves two principal markets, packaged goods and bulk materials, both of which use its products to meet quality and productivity objectives. Customers for Thermo Sentron's checkweighers are in the food-processing, pharmaceutical, mail-order, and other packaged-goods businesses. Thermo Sentron also sells metal detectors with a patented self-test feature that are used to inspect packaged products for metal contamination to food-processing and pharmaceutical companies. Its bulk-materials product line includes conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, and sampling systems, all sold to customers in the mining and material-processing industries, as well as to electric utilities, chemical, and other manufacturing companies.

        Thermedics Detection Inc., another public subsidiary of Thermedics, develops and manufactures high-speed on-line analysis systems used for product quality assurance in a variety of industrial processes, as well as for security. Thermedics Detection provides X-ray imaging systems that monitor a wide range of containers for fill volume, net volume, and package integrity, as well as systems that detect trace amounts of contaminants in refillable bottles, specifically for the beverage industry. For the beverage, food, cosmetic, and other industries, Thermedics Detection also makes instruments that use near-infrared spectroscopy to measure moisture and other product components, including fat, protein, solvents, and other substances in numerous consumer and industrial products. Thermedics Detection recently introduced an ultrahigh-speed gas chromatograph that permits manufacturers to conduct laboratory-quality analysis for near-on-line process-control applications.

        Thermo Voltek Corp., also a public subsidiary of Thermedics, designs, manufactures, and markets test instruments and a range of products related to power amplification, conversion, and quality. Thermo Voltek's power products are used in communications, broadcast, research, and medical imaging applications. It's test instruments allow manufacturers of electronic systems and integrated circuits to test for electromagnetic compatibility.

                                       11PAGE

        Through a wholly owned subsidiary, Thermedics manufactures electrode-based chemical-measurement products used in the agricultural, biomedical research, food processing, pharmaceutical, sewage treatment, and many other industries. In laboratories, manufacturing plants, and in the field, Thermedics' products permit these industries to determine the presence and amount of relevant chemicals. Thermedics also manufactures on-line process monitors used by power plants and semiconductor manufacturers to detect contaminants in high-purity water.

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

        (iii) Raw Materials

        Certain raw materials used in the manufacture of Thermo Cardiosystem's LVAS are available from only one or two suppliers. Thermo Cardiosystems is making efforts to minimize the risks associated with sole sources and ensure long-term availability, including qualifying alternative materials or developing alternative sources for materials and components supplied by a single source. Although the Company believes that it has adequate supplies of materials and components to meet demand for the LVAS for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials or components in the future that could cause delays in Thermo Cardiosystems' LVAS development program or adversely affect Thermo Cardiosystems' ability to manufacture and ship LVAS units to meet demand.

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

                                       12PAGE

        (v) Seasonal Influences

        Thermo Ecotek earns a disproportionately high share of its income from May through October due to the rate structures under the power sales agreements relating to its California power plants, which provide strong incentives to operate during this period of high demand. Conversely, Thermo Ecotek historically has operated at a loss or at a marginal profit during the first quarter due to the rate structure under these agreements.

        Funding patterns of government entities, as well as seasonality, are expected to result in fluctuations in quarterly revenues and income at Thermo Power's Peek subsidiary. Peek has historically experienced relatively higher sales and net income in the second and fourth calendar quarters and relatively lower sales and net income in the first and third calendar quarters.

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

        (vii) Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's total revenues in any of the past three years. The Advanced Technologies segment derived approximately 34%, 38%, and 52% of its revenues in 1997, 1996, and 1995, respectively, from contracts with various agencies of the U.S. government. In connection with the development of power plants, Thermo Ecotek typically enters into long-term power supply contracts with a single customer for the sale of power generated by each plant. The Alternative-energy Systems segment derived 15%, 16%, and 16% of its revenues in 1997, 1996, and 1995, respectively, from Pacific Gas & Electric and 15%, 16%, and 15% of its revenues in 1997, 1996, and 1995, respectively, from Southern California Edison.





                                       13PAGE

        (viii) Backlog

        The Company's backlog of firm orders at year-end 1997 and 1996 was as follows:

    (In thousands)                                          1997         1996
    -------------------------------------------------------------------------

    Instruments                                         $298,900     $266,600
    Alternative-energy Systems                           186,800      118,500
    Paper Recycling                                       62,300       52,300
    Biomedical Products                                  109,800      107,700
    Industrial Outsourcing                               117,100      118,200
    Advanced Technologies                                120,600      148,600
                                                        --------     --------
                                                        $895,500     $811,900
                                                        ========     ========

        Backlog includes the uncompleted portion of research and development contracts and the uncompleted portion of certain contracts that are accounted for using the percentage-of-completion method. Certain of such firm orders are cancellable by the customer upon the payment of a cancellation charge. The Company believes substantially all of the year-end 1997 backlog will be filled during 1998.

        (ix) Government Contracts

        Approximately 5% of the Company's total revenues in 1997 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

        (x) Competition

        The Company is engaged in many highly competitive industries. The nature of the competition in each of the Company's segments is described below:

    Instruments

        The Company is among the principal manufacturers of analytical instrumentation. Within the markets for the Company's analytical instrument products, the Company competes with several large corporations that have broad product offerings, such as Hewlett-Packard Company; Perkin-Elmer Corp.; Varian Associates, Inc.; and Hitachi, Ltd., as well as numerous smaller companies that address particular segments of the industry or specific geographic areas. The Company's instruments business generally competes on the basis of technical advances that result in new products and improved price/performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price.

                                       14PAGE

    Alternative-energy Systems

        The worldwide independent power market consists of numerous companies, ranging from small startups to multinational industrial companies. In addition, a number of regulated utilities have created subsidiaries that compete as non-utility generators. Non-utility generators often specialize in market "niches," such as a specific technology or fuel (i.e., gas-fired cogeneration, refuse-to-energy, hydropower, geothermal, wind, solar, wood, or coal) or a specific region of the country where they believe they have a market advantage. However, many non-utility generators, including the Company, seek to develop projects on a best-available-fuel basis. The Company competes primarily on the basis of project experience, technical expertise, capital resources, and power pricing.

        The market in which the Company's biopesticide business competes is highly competitive and subject to rapid technological change. Many competitors are large chemical and pharmaceutical companies with greater financial, marketing, and technological resources than the Company. The Company's biopesticide business competes primarily based on effective-ness, and also on price, ease of use, and environmental impact of use.

        The market for traffic products and services is extremely competitive, and the Company expects that competition will continue to increase, with the principal factors being price, functionality, reliability, service and support, and vendor and product reputation, along with industry and general economic trends. The Company believes that it is a leading manufacturer and supplier of traffic products, and considers its major competitor to be Siemens AG. However, the traffic market is highly fragmented and competition varies significantly depending on the individual product.

        The Company's sale of industrial refrigeration systems is subject to intense competition. The industrial refrigeration market is mature, highly fragmented, and extremely dependent on close customer contacts. Major industrial refrigeration companies, of which the Company is one, account for approximately one-half of worldwide sales, with the balance generated by many smaller companies. The Company competes principally on the basis of its advanced control systems and overall quality, reliability, service, and price. The Company believes it is a leader in remanufactured refrigeration equipment. The Company competes in this market primarily based on price, delivery time, and customized equipment.

    Paper Recycling

        The Company faces significant competition in the markets for paper recycling and water-handling equipment and papermaking accessories, and competes in these markets primarily on the basis of quality, service, technical expertise, and product innovation. The Company is a leading supplier of de-inking systems for paper recycling and accessory equipment for papermaking machines, and competes in these markets primarily on the basis of service, technical expertise, and performance.

                                       15PAGE

    Biomedical Products

        Competition in the markets for most of the Company's biomedical products, including those manufactured by Thermo Cardiosystems, ThermoTrex, Nicolet Biomedical, Bird Medical Technologies, SensorMedics, Medical Data Electronics, Bear Medical Systems, and Nicolet Vascular, is based to a large extent upon technical performance.

        The Company is aware of one other company that has submitted a PMA application with the FDA for an implantable LVAS that would compete with Thermo Cardiosystems' LVAS. The Company is unaware whether this PMA application has been accepted for filing by the FDA. Also, the Company is aware of one other company that has received approval by the FDA Advisory Panel on Circulatory System Devices and subsequent commercial approval for its cardiac-assist device. This is an external device that is positioned on the outside of the patient's chest and is intended for short-term use in the hospital environment. The Company is also aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS is a significant barrier to entry into the U.S. market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval. In addition, other research groups and companies are developing cardiac-assist systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to, or more suitable than, the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, reimbursement status, and price.

        The Company is one of a number of competitors in the markets for mammography and general radiographic systems and is one of two competitors in the market for stereotactic breast-biopsy systems. The Company competes in these markets primarily on the basis of product features, product performance, and reputation, as well as price and service. The markets in which the Company competes with these products are characterized by rapid technological change. The Company believes that in order to be competitive in these markets it will be important to continue to be technologically innovative.

        The Company's SoftLight laser hair-removal system competes with other laser-based systems, electrolysis, and other traditional hair-removal methods, such as shaving and waxing. In 1997, five other laser manufacturers received clearance from the FDA to market their laser-based systems for the removal of unwanted facial and body hair. The laser-based hair-removal market is characterized by rapid technological change, and the Company believes that it must continue to be technologically innovative in order to compete in this market. In addition, the SoftLight system competes with electrolysis providers, many of whom are small practitioners with well-established networks of client relationships. The Company believes that competition for its hair-removal services is based primarily on efficacy, price, comfort, and safety.

                                       16PAGE

    Industrial Outsourcing

        The Company seeks to compete in the market for soil-remediation services based on its ability to offer customers superior protection from environmental liabilities. However, with relaxed regulatory standards in many states, the Company faces intense competition in local markets from landfills, other treatment technologies, and from companies competing with similar technologies, limiting the volume of soil to be treated and the prices that can be charged by the Company. Pricing is therefore a major competitive factor for the Company.

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

        Thermedics Detection's product quality-assurance systems compete with chemical-detection systems manufactured by several companies and with other technologies and processes for product quality assurance. Competition in the markets for all of the Company's detection products is based primarily on performance, service, and price. There are a number of competitors in the market for instruments that detect explosives, including makers of other chemical-detection instruments as well as enhanced X-ray detectors.

                                       17PAGE

        Thermo Voltek is a leading supplier of electromagnetic compatibility testing equipment. The Company competes in this market primarily on the basis of performance, technical expertise, reputation, and price. In the market for power amplifiers, Thermo Voltek competes with several companies worldwide primarily on the basis of technical expertise, reputation, and price.

        Thermedics' electrode-based chemical-measurement products compete with several international companies. In the markets for these products, Thermedics competes on the basis of performance, service, technology, and price.

        (xi) Research and Development

        During 1997, 1996, and 1995, the Company expended $335,372,000,
    $299,271,000, and $269,329,000, respectively, on research and development. Of these amounts, $143,743,000, $144,823,000, and $167,120,000, respectively, were sponsored by customers and $191,629,000, $154,448,000, and $102,209,000, respectively, were Company-sponsored.

        (xii) Environmental Protection Regulations

        The Company believes that compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        At January 3, 1998, the Company employed approximately 22,400 persons.

    (d) Financial Information about Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                     Present Title (Year First Became
        Name                    Age  Executive Officer)
        ---------------------------------------------------------------
        George N. Hatsopoulos*  71   Chairman of the Board and Chief
                                       Executive Officer (1956)
        John N. Hatsopoulos*    63   President and Chief Financial Officer
                                       (1968)
        Arvin H. Smith          68   Executive Vice President (1983)
        William A. Rainville    56   Senior Vice President (1993)
        John W. Wood Jr.        54   Senior Vice President (1995)
        Peter G. Pantazelos     67   Executive Vice President (1968)
        Paul F. Kelleher        55   Senior Vice President, Finance and
                                       Administration (1982)
        * George N. Hatsopoulos and John N. Hatsopoulos are brothers.


                                       18PAGE

        Each executive officer serves until his successor is chosen or appointed and qualified or until earlier resignation, death, or removal. All executive officers, except Messrs. John Hatsopoulos, Rainville, and Wood, have held comparable positions with the Company for at least the last five years. Mr. John Hatsopoulos has been President of the Company since January 1997 and Chief Financial Officer of the Company since 1988. Mr. Rainville has been a Senior Vice President of the Company since 1993 and was a Vice President of the Company from 1986 to 1993. Mr. Wood was President and Chief Executive Officer of Thermedics from 1984 until 1998, when he assumed the position of Chairman of the Board, and was a Vice President of the Company from 1994 to 1995, prior to becoming a Senior Vice President of the Company in 1995.

    Item 2. Properties

        The location and general character of the Company's principal properties by industry segment as of January 3, 1998, are as follows:

    Instruments

        The Company owns approximately 2,601,000 square feet of office, engineering, laboratory, and production space, principally in California, Florida, New Mexico, Texas, Wisconsin, Ohio, New Hampshire, New York, Massachusetts, the United Kingdom, and Germany, and leases approximately 2,423,000 square feet of office, engineering, laboratory, and production space principally in California, Massachusetts, Texas, Wisconsin, and the United Kingdom, under leases expiring from 1998 to 2017.

    Alternative-energy Systems

        The Company owns approximately 510,000 square feet of office, engineering, and production space, principally in Pennsylvania, the United Kingdom, Texas, Florida, California, and Massachusetts, and leases approximately 686,000 square feet of office, engineering, laboratory, and production space principally in Illinois, Michigan, and the United Kingdom, under leases expiring from 1998 to 2020.

        The Company operates four independent power plants in California, Maine, and New Hampshire, under leases expiring from 2000 to 2010. The Company owns three independent power plants in New Hampshire and California and a coal-beneficiation plant in Wyoming.

    Paper Recycling

        The Company owns approximately 1,281,000 square feet of office, laboratory, and production space, principally in France, Connecticut, Massachusetts, New York, and Ohio, and leases approximately 317,000 square feet of office, engineering, and production space principally in Wisconsin, Louisianna, and Massachusetts, under leases expiring from 1998 to 2005.

                                       19PAGE

    Biomedical Products

        The Company owns approximately 458,000 square feet of office and production space in Illinois, California, Wisconsin, Connecticut, and New Jersey, and leases approximately 1,409,000 square feet of office, engineering, laboratory, and production space in principally Texas, Massachusetts, California, New York, Connecticut, and Illinois, under leases expiring from 1998 to 2013.

    Industrial Outsourcing

        The Company owns approximately 715,000 square feet of office, laboratory, and production space, principally in California, Pennsylvania, Minnesota, New Jersey, and Massachusetts, and leases approximately 563,000 square feet of office, engineering, laboratory, and production space principally in California, Pennsylvania, Massachusetts, New Hampshire, New York, New Jersey, and Florida, under leases expiring from 1998 to 2008.

        The Company owns approximately 71.5 acres of land from which it provides soil-remediation services principally in Maryland, Oregon, and California, and leases approximately 26 acres of land from which it provides soil-remediation and fluid-recycling services principally in New York, Arizona, and Washington, under leases expiring from 1999 to 2006. The Company also leases approximately 15 acres in Delfzijl, Holland, consisting of office, production, and oil storage facilities, under a lease expiring in 2059.

    Advanced Technologies and Corporate Headquarters

        The Company owns approximately 162,000 square feet of office space principally in Massachusetts, New York, and the United Kingdom, and leases approximately 1,047,000 square feet of office, engineering, and laboratory space principally in Florida, Massachusetts, California, Minnesota, Virginia, the Netherlands, Australia, and Alabama, under leases expiring from 1998 to 2011.

        The Company believes that its facilities are in good condition and are suitable and adequate to meet its current needs, and that suitable replacements are available on commercially reasonable terms for any leases that expire in 1998 in the event that the Company is unable to renew such leases on reasonable terms.

    Item 3. Legal Proceedings

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.



                                       20PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's common stock, $1.00 par value, and related matters, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data

        The information required under this item is included under the sections "Ten Year Financial Summary" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 28, 1996, are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not Applicable.












                                       21PAGE

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








                                       22PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

      (a, d) Financial Statements and Schedules

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







                                       23PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 11, 1998
                                      THERMO ELECTRON CORPORATION

                                      By: George N. Hatsopoulos
                                          -------------------------
                                          George N. Hatsopoulos
                                          Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 11, 1998.
    Signature                          Title
    ---------                          -----

    By:George N. Hatsopoulos      Chief Executive Officer, Chairman
       --------------------------       of the Board, and Director
       George N. Hatsopoulos

    By:John N. Hatsopoulos        President, Chief Financial Officer,
       --------------------------       and Director
        John N. Hatsopoulos

    By:Paul F. Kelleher           Senior Vice President, Finance and
       --------------------------       Administration (Chief Accounting
       Paul F. Kelleher                 Officer)

    By:John M. Albertine          Director
       --------------------------
       John M. Albertine

    By:Peter O. Crisp             Director
       --------------------------
       Peter O. Crisp

    By:Elias P. Gyftopoulos       Director
       --------------------------
       Elias P. Gyftopoulos

    By:Frank Jungers              Director
       --------------------------
       Frank Jungers

    By:Robert A. McCabe           Director
       --------------------------
       Robert A. McCabe

    By:Frank E. Morris            Director
       --------------------------
       Frank E. Morris

    By:Donald E. Noble            Director
       --------------------------
       Donald E. Noble

    By:Hutham S. Olayan           Director
       --------------------------
       Hutham S. Olayan

    By:Richard F. Syron          Director
       --------------------------
       Richard F. Syron

    By:Roger D. Wellington        Director
       --------------------------
       Roger D. Wellington

                                       24PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------

    To the Shareholders and Board of Directors of Thermo Electron Corporation:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Electron Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 23 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                 Arthur Andersen LLP



    Boston, Massachusetts
    February 18, 1998






                                       25PAGE

  SCHEDULE II

                           THERMO ELECTRON CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)


                     Balance  Provision
                          at    Charged             Accounts            Balance
                   Beginning         to   Accounts   Written             at End
  Description        of Year    Expense  Recovered       Off  Other(a)  of Year
  -----------------------------------------------------------------------------
  Allowance for
   Doubtful Accounts

  Year Ended
   Jan. 3, 1998      $34,321   $ 9,078    $   527   $(8,594) $20,366   $55,698

  Year Ended
   Dec. 28, 1996     $29,318   $ 6,002    $   760   $(8,994) $ 7,235   $34,321

  Year Ended
   Dec. 30, 1995     $21,664   $ 5,534    $     5   $(6,422) $ 8,537   $29,318

  (a) Allowances of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.














                                       26PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
      2.1         Amended and Restated Asset and Stock Purchase Agreement
                  dated March 29, 1996, among the Registrant, Thermo
                  Instrument, and Fisons plc (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 [File No. 1-8002] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

      3.1 Restated Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 [File No. 1-8002] and incorporated herein by reference).

      3.2 By-laws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 [File No. 1-8002] and incorporated herein by reference).

      4.1 Fiscal Agency Agreement dated as of January 3, 1996, between the Registrant and Chemical Bank pertaining to the Registrant's 4 1/4% Subordinated Convertible Debentures due 2003 (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-8002] and incorporated herein by reference).

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


                                       27PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
     10.1         Thermo Electron Corporate Charter as amended and restated
                  effective January 3, 1993 (filed as Exhibit 10.1 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

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

     10.4         Reserved.

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



                                       28PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number         Description of Exhibit
    ------------------------------------------------------------------------
     10.7          Turnkey Engineering, Procurement, Construction, and
                   Initial Operation Agreement for a de-inking pulp facility dated as of November 1, 1994, between the Registrant, as contractor, and Great Lakes Pulp Partners I, L.P., as owner (filed as Exhibit 10.7 to the Registrant's Annual
                   Report on Form 10-K for the fiscal year ended December
                   31, 1994 [File No. 1-8002] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The
                   Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

     10.8 Revolving Credit Facility Letters from Barclays Bank PLC in favor of the Registrant and its subsidiaries.

     10.9          Stock Holdings Assistance Plan and Form of Promissory
                   Note.

     10.10 - 10.20 Reserved.

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


                                       29PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
     10.24        Nonqualified Stock Option Plan of the Registrant (filed as
                  Exhibit 4(e) to the Registrant's Registration Statement on
                  Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Registrant's
                  Incentive Stock Option Plan is 13,552,734 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993, May 1995, and June 1996.)

     10.25        Equity Incentive Plan of the Registrant (filed as Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 15,575,000 shares, after adjustment to reflect 3-for-2 stock splits effected in October 1993, May 1995, and June 1996, and share increases approved in 1994 and 1997.)

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

     10.27 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 527,343 shares, after adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995, 5-for-4 stock splits effected in December 1995 and October 1997.)



                                       30PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
     10.28        Thermo Electron Corporation - Thermo Instrument Systems
                  Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 750,356 shares, after adjustment to reflect share increase approved in 1988, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995, and 5-for-4 stock splits effected in December 1995 and October 1997.)

     10.29        Thermo Electron Corporation - Thermo TerraTech Inc.
                  (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989.)

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

                                       31PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
     10.33        Thermo Electron Corporation - ThermoTrex Corporation
                  (formerly Thermo Electron Technologies Corporation)
                  Nonqualified Stock Option Plan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 225,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993 and share increase approved in March 1997.)

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

                                       32PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
     10.39        Thermo Electron Corporation - ThermoSpectra Corporation
                  Nonqualified Stock Option Plan (filed as Exhibit 10.34 to
                  Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

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

     10.46        Thermo Electron Corporation - Thermedics Detection Inc.
                  Nonqualified Stock Option Plan.

     10.47 Thermo Electron Corporation - Metrika Systems Corporation Nonqualified Stock Option Plan.

     10.48 Thermo Electron Corporation - Thermo Vision Corporation Nonqualified Stock Option Plan.

                                       33PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
     10.49        Thermo Electron Corporation - ONIX Systems Inc.
                  Nonqualified Stock Option Plan.

     10.50        Thermo Electron Corporation - The Randers Group
                  Incorporated Nonqualified Stock Option Plan.

     10.51 Thermo Electron Corporation - Trex Communications Corporation Nonqualified Stock Option Plan.

     10.52 Thermo Electron Corporation - Thermo Trilogy Corporation Nonqualified Stock Option Plan.

     13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

     21           Subsidiaries of the Registrant.

     23           Consent of Arthur Andersen LLP.

     27.1         Financial Data Schedule for the year ended January 3, 1998.

     27.2 Financial Data Schedule for the year ended December 30, 1995 (restated for the adoption of SFAS No. 128).

     27.3 Financial Data Schedule for the quarter ended March 30, 1996 (restated for the adoption of SFAS No. 128).

     27.4 Financial Data Schedule for the quarter ended June 29, 1996 (restated for the adoption of SFAS No. 128).

     27.5 Financial Data Schedule for the quarter ended September 28, 1996 (restated for the adoption of SFAS No. 128).

     27.6 Financial Data Schedule for the year ended December 28, 1996 (restated for the adoption of SFAS No. 128).

     27.7 Financial Data Schedule for the quarter ended March 29, 1997 (restated for the adoption of SFAS No. 128).

     27.8 Financial Data Schedule for the quarter ended June 28, 1997 (restated for the adoption of SFAS No. 128).

     27.9 Financial Data Schedule for the quarter ended September 27, 1997 (restated for the adoption of SFAS No. 128).