Form 10-K/A
period 1998-01-03
THERMO ELECTRON CORP
filed 1998-04-03
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                   AMENDMENT NO. 1 ON FORM 10-K/A TO FORM 10-K

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

                                                                  FORM 10-K/A
                           THERMO ELECTRON CORPORATION
   Item 1.  Business
            --------

            (a) General Development of Business
                -------------------------------

            See attached.

            (c) Description of Business
                -----------------------

                (i) Principal Products and Services
                    -------------------------------

                    See attached.

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

            (c) Exhibits
                --------

                13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

                23  Consent of Arthur Andersen LLP.






















                                        2PAGE

                                                                  FORM 10-K/A

    Item 1. Business
            --------

    (a) General Development of Business
        -------------------------------

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

        The Company believes that maintaining an entrepreneurial atmosphere is essential to its continued growth and development. To preserve this atmosphere, the Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. The Company's wholly and majority-owned subsidiaries are provided with centralized corporate development, administrative, financial, and other services that would not be available to many independent companies of similar size. As of April 2, 1998, the Company had 28 subsidiaries that have sold minority equity interests, 23 of which are publicly traded and 5 of which are privately held.

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

                                        3PAGE

                                                                  FORM 10-K/A

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













                                        4PAGE

                                                                  FORM 10-K/A

    Item 1. Business
            --------

    (c) Description of Business
        -----------------------

        (i) Principal Products and Services
            -------------------------------

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

        Thermo Instrument adopted the Company's spinout strategy in an effort to more clearly focus its many instrumentation technologies on specific niche markets. To date, Thermo Instrument has completed initial public offerings of ThermoSpectra Corporation, ThermoQuest Corporation, Thermo Optek Corporation, Thermo BioAnalysis Corporation, Metrika Systems Corporation, Thermo Vision Corporation, and ONIX Systems Inc. Thermo Instrument's subsidiaries are outlined below:

        ThermoSpectra develops, manufactures, and markets precision imaging and inspection, temperature-control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs.

                                        5PAGE

                                                                  FORM 10-K/A

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

        Metrika Systems manufactures process optimization systems that provide on-line, real-time analysis of the elemental composition of bulk raw materials in basic-materials production processes, including coal, cement, and minerals. In addition, Metrika Systems manufactures industrial gauging and process-control instruments and systems used principally by manufacturers of finished web materials, such as sheet metal, rubber, and plastic foils, to measure and control parameters such as thickness and coating weight of such materials.

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

        ONIX Systems, which became a public subsidiary of Thermo Instrument in March 1998, designs, develops, markets, and services sophisticated field measurement instruments and on-line sensors for process-control industries, particularly oil and gas. Systems provide real-time data collection, analysis, and local control functions regarding the flow, level, density, or composition of a particular material.

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

                                        6PAGE

                                                                  FORM 10-K/A

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

                                        7PAGE

                                                                  FORM 10-K/A

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

                                        8PAGE

                                                                  FORM 10-K/A

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

                                        9PAGE

                                                                  FORM 10-K/A

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

        Also part of Thermo Cardiosystems is International Technidyne Corporation, a leading manufacturer of hemostasis-management products, including blood coagulation-monitoring instruments, and a supplier of skin-incision devices used to draw small blood samples precisely and with minimal discomfort.

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

                                       10PAGE

                                                                  FORM 10-K/A

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

                                       11PAGE

                                                                  FORM 10-K/A


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

        ThermoTrex is currently developing a number of additional technologies that it believes may have future commercial potential. These include a passive microwave camera intended to "see" through clouds and fog to enhance safety in aerial navigation, a space surveillance system designed to produce high-resolution images of low-earth-orbit satellites, a rapid optical beam steering laser radar system, and direct digital imaging systems for medical equipment to improve image quality for earlier and more accurate clinical diagnoses.

        The Company's Thermo Coleman Corporation subsidiary provides systems engineering, technology support and information-technology services and products. Thermo Coleman also provides defense- and environmental-systems engineering, integration and analysis services, and advanced technology research and development, primarily to the U.S. government. Using expertise gained from its government contract work, Thermo Coleman designs, develops, and commercializes services and products in areas such as information technology and sensor and measurement systems for customers in industries including healthcare, education, aircraft production, government, utilities, and entertainment.

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

                                       12PAGE

                                                                  FORM 10-K/A

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

        Thermo Voltek Corp., also a public subsidiary of Thermedics, designs, manufactures, and markets test instruments and a range of products related to power amplification, conversion, and quality. Thermo Voltek's power products are used in communications, broadcast, research, and medical imaging applications. Its test instruments allow manufacturers of electronic systems and integrated circuits to test for electromagnetic compatibility. On March 30, 1998, Thermedics approved a proposal to acquire, through a merger, all of the outstanding shares of common stock of Thermo Voltek that Thermedics does not own at a price of $7.00 per share in cash. The total transaction cost to Thermedics is estimated to be approximately $27 million, which includes approximately $5.25 million for the redemption of the outstanding Thermo Voltek 3 3/4 percent convertible subordinated debentures due 2000. The merger is contingent upon, among other things, the negotiation and execution of a definitive merger agreement; receipt by the Thermo Voltek board of directors of an opinion by an investment banking firm that Thermedics' offer is fair to Thermo Voltek shareholders (other than Thermedics and the Company) from a financial point of view; the approval of the Thermo Voltek board of directors upon recommendation of a special committee of its independent directors; and clearance by the Securities and Exchange Commission of the proxy materials regarding the proposed transaction. On March 31, 1998, two complaints naming the Company as a defendant, among others, regarding Thermedics' proposed acquisition of Thermo Voltek were filed in Delaware Chancery Court by two Thermo Voltek shareholders attempting to act on behalf of the other public shareholders of Thermo Voltek. The complaints allege, among other things, that the proposed price of $7.00 per share is unfair and grossly inadequate.

        Through a wholly owned subsidiary, Thermedics manufactures electrode-based chemical-measurement products used in the agricultural, biomedical research, food processing, pharmaceutical, sewage treatment,

                                       13PAGE

                                                                  FORM 10-K/A

    and many other industries. In laboratories, manufacturing plants, and in the field, Thermedics' products permit these industries to determine the presence and amount of relevant chemicals. Thermedics also manufactures on-line process monitors used by power plants and semiconductor manufacturers to detect contaminants in high-purity water.


























                                       14
PAGE

                                                                  FORM 10-K/A
                           THERMO ELECTRON CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: April 3, 1998
                                      THERMO ELECTRON CORPORATION


                                      By: Paul F. Kelleher
                                          --------------------------------
                                          Paul F. Kelleher
                                          Senior Vice President, Finance
                                            and Administration