Form 10-Q
period 1998-04-04
THERMO ELECTRON CORP
filed 1998-05-18
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                   Outstanding at May 1, 1998
         -----------------------------       --------------------------
        Common Stock, $1.00 par value              159,328,044
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,   January 3,
    (In thousands)                                       1998         1998
    ----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                    $  595,664   $  593,580
      Short-term available-for-sale investments
        at quoted market value (amortized cost
        of $1,175,416 and $925,855)                 1,194,587      929,118
      Accounts receivable, less allowances of
        $53,477 and $55,698                           777,636      797,399
      Unbilled contract costs and fees                 70,072       69,375
      Inventories:
        Raw materials and supplies                    270,348      260,458
        Work in process                               115,054      108,327
        Finished goods                                176,237      174,804
      Prepaid income taxes                            118,384      118,182
      Prepaid expenses                                 47,499       42,955
                                                   ----------   ----------
                                                    3,365,481    3,094,198
                                                   ----------   ----------
    Property, Plant, and Equipment, at Cost         1,189,485    1,159,913
      Less: Accumulated depreciation and
            amortization                              392,802      370,867
                                                   ----------   ----------
                                                      796,683      789,046
                                                   ----------   ----------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $69,201 and $49,581)                          82,343       63,306
                                                   ----------   ----------
    Other Assets                                      158,557      157,108
                                                   ----------   ----------
    Cost in Excess of Net Assets of Acquired
      Companies                                     1,707,840    1,692,211
                                                   ----------   ----------
                                                   $6,110,904   $5,795,869
                                                   ==========   ==========

                                        2PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                     April 4,   January 3,
    (In thousands except share amounts)                  1998         1998
    ----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                      $  136,346   $  176,912
      Accounts payable                                249,103      251,677
      Accrued payroll and employee benefits           124,434      140,698
      Accrued income taxes                             85,733       57,923
      Accrued installation and warranty costs          71,330       72,710
      Deferred revenue                                 64,983       54,999
      Other accrued expenses (Note 6)                 322,257      337,316
                                                   ----------   ----------
                                                    1,054,186    1,092,235
                                                   ----------   ----------
    Deferred Income Taxes and Other Deferred Items    150,303      149,884
                                                   ----------   ----------

    Long-term Obligations:
      Senior convertible obligations                  187,297      187,824
      Subordinated convertible obligations          1,706,941    1,473,015
      Nonrecourse tax-exempt obligations               37,600       37,600
      Other                                            48,309       44,468
                                                   ----------   ----------
                                                    1,980,147    1,742,907
                                                   ----------   ----------
    Minority Interest                                 802,187      719,622
                                                   ----------   ----------
    Common Stock of Subsidiaries Subject to
      Redemption ($95,262 redemption value)            93,559       93,312
                                                   ----------   ----------
    Shareholders' Investment (Note 7):
      Preferred stock, $100 par value, 50,000
        shares authorized; none issued
      Common stock, $1 par value, 350,000,000
        shares authorized; 159,362,236 and
        159,206,337 shares issued                     159,362      159,206
      Capital in excess of par value                  817,963      843,709
      Retained earnings                             1,100,133    1,034,640
      Treasury stock at cost, 168,977 and 95,684
        shares                                         (6,753)      (3,839)
      Accumulated other comprehensive items
        (Note 5)                                      (40,183)     (35,807)
                                                   ----------   ----------
                                                    2,030,522    1,997,909
                                                   ----------   ----------
                                                   $6,110,904   $5,795,869
                                                   ==========   ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands except per share amounts)              1998          1997
    -----------------------------------------------------------------------
    Revenues:
      Product and service revenues                   $900,997      $722,625
      Research and development contract revenues       43,266        40,880
                                                     --------      --------
                                                      944,263       763,505
                                                     --------      --------
    Costs and Operating Expenses:
      Cost of product and service revenues            533,694       430,802
      Expenses for research and development and
        new lines of business (a)                      92,148        78,541
      Selling, general, and administrative
        expenses                                      226,024       185,330
      Restructuring and other nonrecurring
        costs                                               -         7,800
                                                     --------      --------
                                                      851,866       702,473
                                                     --------      --------
    Operating Income                                   92,397        61,032
    Gain on Issuance of Stock by Subsidiaries
      (Note 2)                                         39,605        33,666
    Other Income (Expense), Net (Note 3)                 (384)        2,897
                                                     --------      --------
    Income Before Income Taxes and Minority
      Interest                                        131,618        97,595
    Provision for Income Taxes                         41,574        28,397
    Minority Interest Expense                          24,551        17,140
                                                     --------      --------
    Net Income                                       $ 65,493      $ 52,058
                                                     ========      ========
    Earnings per Share (Note 4):
      Basic                                          $    .41      $    .35
                                                     ========      ========
      Diluted                                        $    .37      $    .31
                                                     ========      ========
    Weighted Average Shares (Note 4):
      Basic                                           159,131       150,070
                                                     ========      ========
      Diluted                                         176,580       175,925
                                                     ========      ========
    (a) Includes costs of:
          Research and development contracts         $ 38,727      $ 36,338
          Internally funded research and
            development                                52,591        41,604
          Other expenses for new lines of business        830           599
                                                     --------      --------
                                                     $ 92,148      $ 78,541
                                                     ========      ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                      April 4,    March 29,
    (In thousands)                                        1998         1997
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  65,493    $  52,058
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 38,059       29,917
          Restructuring and other nonrecurring
            costs                                            -        7,800
          Provision for losses on accounts
            receivable                                   1,856        2,558
          Change in deferred income taxes                 (699)         957
          Minority interest expense                     24,551       17,140
          Gain on issuance of stock by
            subsidiaries (Note 2)                      (39,605)     (33,666)
          (Gain) loss on sale of investments, net          160         (550)
          Other noncash items, net                       2,624        4,647
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                       15,998       (3,476)
              Inventories                              (19,696)     (20,785)
              Other current assets                      (4,822)     (16,878)
              Accounts payable                          (2,561)     (11,107)
              Other current liabilities                (11,636)       3,516
                                                     ---------    ---------
    Net cash provided by operating activities           69,722       32,131
                                                     ---------    ---------
    Investing Activities:
      Acquisitions, net of cash acquired                (5,625)    (349,038)
      Purchases of available-for-sale
        investments                                   (610,285)    (207,237)
      Proceeds from sale and maturities of
        available-for-sale investments                 327,205      485,800
      Purchases of property, plant, and
        equipment                                      (37,766)     (23,103)
      Proceeds from sale of property, plant,
        and equipment                                    5,702        2,673
      Increase in other assets                            (509)      (4,765)
      Other                                              3,652        1,942
                                                     ---------    ---------
    Net cash used in investing activities            $(317,626)   $ (93,728)
                                                     ---------    ---------

                                        5PAGE

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                      April 4,    March 29,
    (In thousands)                                        1998         1997
    -----------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of long-term
        obligations                                  $ 249,963    $       -
      Repayment of long-term obligations                (1,902)     (28,068)
      Net proceeds from issuance of Company
        and subsidiary common stock                    124,791       62,816
      Purchases of subsidiary common stock and
        debentures                                     (79,697)     (51,870)
      Increase (decrease) in short-term notes
        payable                                        (42,217)      11,858
      Other                                             (1,632)      (1,894)
                                                     ---------    ---------
    Net cash provided by (used in) financing
      activities                                       249,306       (7,158)
                                                     ---------    ---------
    Exchange Rate Effect on Cash                           682       (3,896)
                                                     ---------    ---------
    Increase (Decrease) in Cash and Cash
      Equivalents                                        2,084      (72,651)
    Cash and Cash Equivalents at Beginning of
      Period                                           593,580      414,404
                                                     ---------    ---------
    Cash and Cash Equivalents at End of Period       $ 595,664    $ 341,753
                                                     =========    =========
    Noncash activities:
      Conversions of subsidiary convertible
        obligations                                  $   5,090    $   9,612
                                                     =========    =========

      Fair value of assets of acquired companies     $   9,191    $ 619,372
      Cash paid for acquired companies                  (5,700)    (395,709)
      Issuance of subsidiary common stock and
        stock options for acquired companies              (275)      (2,080)
                                                     ---------    ---------
          Liabilities assumed of acquired companies  $   3,216    $ 221,583
                                                     =========    =========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        6PAGE

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Issuance of Stock by Subsidiaries

        Gain on issuance of stock by subsidiaries in the accompanying statement of income for the three-month period ended April 4, 1998, resulted primarily from the following:

        Sale of 5,175,000 shares of Trex Medical Corporation common stock at $13.75 per share for net proceeds of $66.9 million resulted in a gain of $23.8 million that was recorded by ThermoTrex Corporation.

        Private placement of 781,921 shares of Thermo Trilogy
        Corporation common stock at $8.25 per share for net proceeds of $6.0 million resulted in a gain of $2.2 million that was recorded by Thermo Ecotek Corporation.

        Initial public offering of 3,300,000 shares of ONIX Systems Inc. common stock at $14.50 per share for net proceeds of $43.2 million resulted in a gain of $10.0 million that was recorded by Thermo Instrument Systems Inc.

        Private placement of 746,250 shares of Thermo Coleman
        Corporation common stock at $10.00 per share for net proceeds of $6.8 million resulted in a gain of $3.6 million.

                                        7PAGE

                           THERMO ELECTRON CORPORATION

    3.  Other Income (Expense), Net

        The components of other income (expense), net, in the accompanying statement of income are as follows:

                                                         Three Months Ended
                                                        --------------------
                                                        April 4,   March 29,
    (In thousands)                                          1998        1997
    ------------------------------------------------------------------------
    Interest income                                     $ 23,765    $ 24,952
    Interest expense                                     (25,607)    (21,412)
    Equity in income (loss) of unconsolidated
      subsidiaries                                          (288)        290
    Gain (loss) on sale of investments, net                 (160)        550
    Other                                                  1,906      (1,483)
                                                        --------    --------
                                                        $   (384)   $  2,897
                                                        ========    ========

    4.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                         Three Months Ended
                                                        --------------------
                                                        April 4,   March 29,
    (In thousands except per share amounts)                 1998        1997
    ------------------------------------------------------------------------
    Basic
    Net income                                          $ 65,493    $ 52,058
                                                        --------    --------
    Weighted average shares                              159,131     150,070
                                                        --------    --------
    Basic earnings per share                            $    .41    $    .35
                                                        ========    ========

    Diluted
    Net income                                          $ 65,493    $ 52,058
    Effect of:
      Convertible debentures                               3,667       4,959
      Majority-owned subsidiaries'
        dilutive securities                               (4,192)     (1,864)
                                                        --------    --------
    Income available to common
      shareholders, as adjusted                         $ 64,968    $ 55,153
                                                        --------    --------
    Weighted average shares                              159,131     150,070
    Effect of:
      Convertible debentures                              15,476      23,820
      Stock options                                        1,973       2,035
                                                        --------    --------
    Weighted average shares, as adjusted                 176,580     175,925
                                                        --------    --------
    Diluted earnings per share                          $    .37    $    .31
                                                        ========    ========

                                        8PAGE

                           THERMO ELECTRON CORPORATION

        The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 715,000 of such options outstanding, with exercise prices ranging from $39.84 to $43.46 per share.

    5.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $62.2 million and $34.7 million, respectively.

    6.  Accrued Acquisition Expenses

        During 1996, Thermo Instrument had undertaken a restructuring of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons plc, acquired in March 1996. In March 1997, Thermo Instrument finalized its plan for restructuring the acquired businesses. At January 3, 1998, the remaining reserve for these restructuring activities totaled $11.1 million. During the first quarter of 1998, Thermo Instrument expended $0.6 million for restructuring costs, primarily for ongoing severance and abandoned-facility payments. At April 4, 1998, the remaining reserve for restructuring these businesses was $10.5 million, which primarily represents ongoing severance and abandoned-facility payments.

    7.  Subsequent Event

        In April 1998, the Company sold 7,475,000 shares of its common stock at $40.625 per share for net proceeds of approximately $290 million.

                                        9PAGE

                           THERMO ELECTRON CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Sales in the first quarter of 1998 were $944.3 million, an increase of $180.8 million, or 24%, over the first quarter of 1997. Segment income, excluding restructuring and other nonrecurring costs of $7.8 million in 1997, described below, increased 31% to $100.8 million in 1998 from $76.7 million in 1997. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, and income taxes.) Operating income, which includes restructuring and other nonrecurring costs, increased 51% to $92.4 million in 1998 from $61.0 million in 1997.

    Instruments
    -----------
        Sales from the Instruments segment increased $78.8 million, or 24%, to $407.9 million in 1998. Sales increased primarily due to acquisitions made by Thermo Instrument Systems Inc., which added $81.6 million of sales in 1998. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which Thermo Instrument operates decreased revenues by $8.5 million in 1998. In addition, revenues increased in 1998 due to higher sales at Metrika Systems Corporation as a result of greater demand at its finished-materials business and, to a lesser extent, at its raw-materials business. Revenues also increased at ONIX Systems Inc., due to increased sales of industry-specific instruments to the production segment of the oil and gas industry. An increase in revenues at ThermoQuest Corporation from Europe and North America was offset by a decrease in its revenues from Japan of $7.0 million due to economic uncertainty in that country. Increased revenues at the majority of ThermoSpectra Corporation's existing operations were slightly more than offset by a decline for test and measurement systems at one of its subsidiaries and the inclusion in 1997 of a large shipment at another subsidiary.

                           THERMO ELECTRON CORPORATION

    ---------------------------------------------------

        Segment income margin (segment income margin is segment income as a percentage of sales) improved to 14.9% in 1998 from 14.0% in 1997. The improvement was primarily due to the effect in the 1997 period of an adjustment to expense of $2.7 million relating to the sale of inventories revalued at the time of the acquisition of Life Sciences International PLC.

    Biomedical Products
    -------------------

        Sales from the Biomedical Products segment were $166.0 million in 1998, an increase of $29.1 million, or 21%, over the 1997 period. Sales increased primarily due to increased demand at Trex Medical Corporation, Bird Medical Technologies, Inc., and, to a lesser extent, Thermo Cardiosystems Inc. In addition, sales increased due to the inclusion of $11.9 million of sales from acquired businesses. These increases were offset in part by a decrease in revenues of $3.6 million at ThermoLase Corporation, primarily due to lower demand at its hair-removal business and the inclusion in 1997 of $1.3 million of fees from international-licensing arrangements. Rather than continuing to open additional spas, ThermoLase intends to concentrate its resources on attempting both to increase the capacity utilization of its existing spas and to expand its physician-licensing program and international licensing arrangements. In response to the decrease in revenues, ThermoLase significantly reduced its prices in April 1998 in an attempt to establish an optimum price point that will result in increased demand and higher revenues. There can be no assurance such strategy will be successful.

        Segment income increased to $16.6 million in 1998 from $8.4 million in 1997. This increase resulted substantially from improvements at existing businesses, primarily at Bird Medical and Trex Medical as a result of higher revenues and, to a lesser extent, the inclusion of segment income from acquired businesses. These increases were offset in part by an increase in segment loss at ThermoLase to $7.9 million in 1998 from $5.3 million in 1997, primarily due to the decrease in revenues described above, as well as increased fixed costs associated with operating more spas and supporting more physician-licensees. The effect of operating each spa below maximum capacity, as ThermoLase develops its client base and expands its product lines, will continue to have a negative effect on ThermoLase's segment income. ThermoLase believes that improvements in the efficacy and duration of its SoftLight(R) hair-removal process, as well as increased spa utilization through broadening the array of spa-related services and products offered, are critical elements in its ability to improve the profitability of its spas. The degree to which ThermoLase's recent pricing structure changes are successful will also affect its segment income.

                                       11PAGE

                           THERMO ELECTRON CORPORATION

    ---------------------------------------------------

    Advanced Technology
    -------------------

        Sales from the Advanced Technology segment increased to $100.9 million in 1998 from $96.5 million in 1997. Revenues from Thermo Sentron Inc. increased to $18.9 million in 1998 from $18.0 million in 1997, primarily due to increased demand and the inclusion of $0.9 million of sales from acquired businesses, offset in part by the unfavorable effects of currency translation. Sales at Thermo Voltek Corp. increased to $11.4 million in 1998 from $9.7 million in 1997, due to the inclusion of $1.0 million of sales from an acquired business and an increase in sales of electromagnetic compatibility test instruments. Sales from ThermoTrex Corporation's business units increased $4.7 million in 1998, primarily as a result of the inclusion of $3.2 million in sales from an acquired business at its Trex Communications Corporation subsidiary. Sales at Thermo Coleman Corporation were $36.9 million in 1998, compared with $37.8 million in 1997. This decrease resulted from a decline of $3.2 million in sales of kiosk units by its Thermo Information Solutions Inc. subsidiary, which intends to exit this business due to inherently low margins, lower than expected orders from its sole customer, and the absence of other orders. This decrease was offset in part by higher revenues from government contracts. Sales at Thermedics Detection Inc. decreased 7% to $23.7 million in 1998, primarily due to lower sales of its Alexus systems in connection with the fulfillment in 1997 of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base, offset in part by increased shipments of security systems and related services under a contract with the U.S. Federal Aviation Administration, which was completed during the quarter.

        Segment income decreased to $6.2 million in 1998 from $6.8 million in 1997. This decrease resulted from lower segment income at Thermedics Detection and Thermo Coleman, primarily due to lower sales, offset in part by an increase in profitability at Thermo Voltek principally due to an increase in sales.

    Alternative Energy
    ------------------

        Sales from the Alternative Energy segment increased to $123.7 million in 1998 from $78.7 million in 1997. Within this segment, revenues from Thermo Ecotek Corporation increased to $47.2 million in 1998 from $38.7 million in 1997. Revenues from Thermo Ecotek's Thermo Trilogy Corporation biopesticide subsidiary increased by $4.4 million to $8.0 million, primarily due to the inclusion of revenues from two acquired businesses. The remainder of Thermo Ecotek's increase in revenues was a result of the inclusion of $2.4 million of revenues from newly acquired power operations in the Czech Republic and, to a lesser extent, higher contractual energy rates at several facilities. No further rate increases will occur in Thermo Ecotek's four California energy facilities beginning in 1998. Sales at Peter Brotherhood Ltd. declined to $7.9 million in 1998 from $11.2 million in 1997, due to the disposal of several business units in 1997. Sales at Thermo Power Corporation increased to $68.6 million in 1998 from $28.8 million in 1997, primarily due to the inclusion of $39.0 million of sales from Peek plc, acquired in November 1997.

                                       12PAGE

                           THERMO ELECTRON CORPORATION

    ---------------------------------------------------

        Segment income was $7.7 million in 1998, compared with $4.8 million in 1997. Thermo Ecotek's segment income was $6.5 million in 1998, compared with $4.4 million in 1997. The increase resulted primarily from higher contractual energy rates as well as the inclusion of results of the newly acquired Czech Republic power operations. Segment income at Thermo Power improved to $1.2 million from $0.7 million in 1997, primarily due to contributions from Peek. Due to funding patterns of government entities, as well as seasonality, Peek has historically experienced higher sales and segment income in the second and fourth calendar quarters and lower amounts in the first and third calendar quarters. Peter Brotherhood was nominally profitable in 1998, compared with a segment loss in 1997.

    Industrial Outsourcing
    ----------------------

        Sales in the Industrial Outsourcing segment were $81.7 million in 1998, an increase of $13.2 million, or 19%, over 1997. Revenues from Thermo TerraTech Inc.'s remediation and recycling services increased to $36.4 million in 1998 from $30.4 million in 1997, primarily due to higher demand at certain business units and, to a lesser extent, the inclusion of $4.8 million of sales from acquired businesses. These increases were offset in part by a $4.8 million decrease in revenues at one of Thermo Remediation Inc.'s business units resulting from a decline in the number of contracts in process. In addition, revenues from Thermo Remediation's soil-remediation services decreased 15% to $4.2 million, resulting from the closure of two sites as well as heavy rains, which unfavorably affected operations at certain west coast sites. Revenues from consulting and design services increased $4.7 million in 1998, primarily due to the inclusion of $3.9 million of revenues from an acquired business. Sales of metallurgical services increased $2.4 million in 1998, principally due to increased demand for existing services.

        Segment income, excluding restructuring and other nonrecurring costs of $7.8 million in 1997, was $1.9 million in 1998, compared with $4.5 million in 1997. Segment income declined in 1998 due to a loss of $4.5 million incurred at one of Thermo Remediation's business units on certain remedial-construction contracts. This decrease in segment income was offset in part by higher income from consulting and design services principally due to higher revenues. Restructuring and other nonrecurring costs of $7.8 million in the first quarter of 1997 were recorded to write down certain capital equipment and intangible assets, including cost in excess of net assets of acquired companies, in response to a severe downturn in Thermo Remediation's soil-remediation business. This resulted in the closure of two soil-remediation sites during 1997 and reduced cash flows at certain other sites, such that analysis indicated that the investment in these assets would not be recovered.

                                       13PAGE

                           THERMO ELECTRON CORPORATION

    ---------------------------------------------------

    Paper Recycling
    ---------------

        Sales in the Paper Recycling segment increased to $65.4 million in 1998 from $56.0 million in 1997. Sales from Thermo Fibertek Inc. increased 40% to $62.3 million in 1998 from $44.7 million in 1997, primarily due to the inclusion of revenues of $17.4 million from Thermo Black Clawson, acquired in May 1997. In addition, an increase in revenues from Thermo Fibertek's accessories business resulting from higher demand was offset in part by a decrease in revenues at its recycling business of $2.3 million due to a continuing decrease in demand resulting from a severe drop in de-inked pulp prices. The unfavorable effects of currency translation reduced Thermo Fibertek's revenues by $1.5 million in 1998. Sales from Thermo TerraTech's thermal-processing equipment business, sold in October 1997, were $7.9 million in 1997.

        Segment income margin was 11.9% in 1998, compared with 11.5% in 1997. This increase primarily resulted from improvements at Thermo Fibertek and the inclusion in 1997 of lower segment income margins from Thermo TerraTech's thermal-processing equipment business.

    Gain on Issuance of Stock by Subsidiaries
    -----------------------------------------

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of $39.6 million in 1998 (Note 2) and $33.7 million in 1997. Minority interest expense increased to $24.6 million in 1998 from $17.1 million in 1997. Minority interest expense includes $12.4 million in 1998 and $9.5 million in 1997 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.

    Liquidity and Capital Resources

        Consolidated working capital was $2,311.3 million at April 4, 1998, compared with $2,002.0 million at January 3, 1998. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,790.3 million at April 4, 1998, compared with $1,522.7 million at January 3, 1998. In addition, the Company had $82.3 million of long-term available-for-sale investments at April 4, 1998, compared with $63.3 million of long-term available-for-sale investments at January 3, 1998. Of the total $1,872.6 million of cash, cash equivalents, and short- and long-term available-for-sale investments at April 4, 1998, $1,569.2 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries.

        Cash provided by operating activities was $69.7 million during the first quarter of 1998. Cash of $19.7 million was used to fund increases

                                       14PAGE

                           THERMO ELECTRON CORPORATION
    in inventories, principally at Thermo Instrument to replenish year-end inventory levels at ThermoQuest's European sales offices, as well as at certain other Thermo Instrument subsidiaries, and to build up inventories at ONIX Systems' industry-specific and composition analysis businesses as a result of long lead-time orders. Cash flow from operations was improved by a decrease in accounts receivable of $16.0 million, primarily at Thermo Instrument due to the timing of cash collections at Metrika Systems, management's efforts to reduce its investment in accounts receivable at Thermo Optek, and the effect of lower sales at one of ThermoSpectra's business units.

        During the first quarter of 1998, the Company's primary investing activity, excluding available-for-sale investments activity, was the purchase of property, plant, and equipment for $37.8 million.

        The Company's financing activities provided $249.3 million of cash in the first quarter of 1998. Net proceeds from the issuance of long-term obligations totaled $250.0 million and net proceeds from the issuance of Company and subsidiary common stock totaled $124.8 million. In addition, the Company used $42.2 million of cash to fund a decrease in short-term notes payable. In April 1998, the Company sold 7,475,000 shares of its common stock at $40.625 per share for net proceeds of approximately $290 million.

        During the first quarter of 1998, an aggregate principal amount of $5.1 million subsidiary convertible obligations were converted into shares of subsidiary common stock.

        During the first quarter of 1998, the Company and its majority-owned subsidiaries expended $80.0 million to purchase common stock and debentures of certain of the Company's majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company's and certain majority-owned subsidiaries' Boards of Directors. As of April 4, 1998, $50.9 million and $25.7 million remained under the Company's and its majority-owned subsidiaries' authorizations, respectively. In addition to these authorizations, Thermedics Inc. has presented a proposal to its Thermo Voltek subsidiary to acquire, through a merger, all of the outstanding shares of Thermo Voltek's common stock that Thermedics does not own for a total transaction cost estimated to be approximately $27 million.

        The Company has no material commitments for purchases of property, plant, and equipment and expects that, for the remainder of 1998, such expenditures will approximate the current level of expenditures. Since April 4, 1998, a majority-owned subsidiary of the Company has expended $35 million on an acquisition and as of May 18, 1998, the Company's majority-owned subsidiaries had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $168 million. Proposed acquisitions of new businesses are subject to various conditions to closing, and there can be no assurance that all proposed transactions will be consummated.

                                       15PAGE

                           THERMO ELECTRON CORPORATION

    Market Risk

        The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1997.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on page immediately preceding exhibits.

                                       16PAGE

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 18th day of May 1998.

                                            THERMO ELECTRON CORPORATION



                                            Paul F. Kelleher
                                            ------------------------------
                                            Paul F. Kelleher
                                            Senior Vice President, Finance
                                              and Administration



                                            John N. Hatsopoulos
                                            ------------------------------
                                            John N. Hatsopoulos
                                            President and Chief Financial
                                              Officer

                                       17PAGE

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      27         Financial Data Schedule.