Form 10-Q
period 1998-07-04
THERMO ELECTRON CORP
filed 1998-08-13
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  ---------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

                          Commission File Number 1-8002

                           THERMO ELECTRON CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                         04-2209186
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                           02454-9046
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

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                   Outstanding at July 31, 1998
     -----------------------------       ----------------------------
     Common Stock, $1.00 par value               166,053,791

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                        $  610,950   $  593,580
  Short-term available-for-sale investments
    at quoted market value (amortized cost
    of $1,307,872 and $925,855)                     1,310,377      929,118
  Accounts receivable, less allowances of
    $54,944 and $55,698                               797,291      797,399
  Unbilled contract costs and fees                     71,409       69,375
  Inventories:
    Raw materials and supplies                        284,811      260,458
    Work in process                                   121,723      108,327
    Finished goods                                    192,586      174,804
  Prepaid income taxes                                119,649      118,182
  Prepaid expenses                                     46,770       42,955
                                                   ----------   ----------

                                                    3,555,566    3,094,198
                                                   ----------   ----------

Property, Plant, and Equipment, at Cost             1,237,841    1,159,913
  Less: Accumulated depreciation and
        amortization                                  421,620      370,867
                                                   ----------   ----------

                                                      816,221      789,046
                                                   ----------   ----------

Long-term Available-for-sale Investments,
  at Quoted Market Value (amortized cost
  of $89,930 and $49,581)                              95,202       63,306
                                                   ----------   ----------

Other Assets                                          161,787      157,108
                                                   ----------   ----------

Cost in Excess of Net Assets of Acquired
  Companies (Note 6)                                1,807,433    1,692,211
                                                   ----------   ----------

                                                   $6,436,209   $5,795,869
                                                   ==========   ==========

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment

                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations                          $  119,120   $  176,912
  Accounts payable                                    248,104      251,677
  Accrued payroll and employee benefits               130,695      140,698
  Accrued income taxes                                 84,615       57,923
  Accrued installation and warranty costs              71,385       72,710
  Deferred revenue                                     60,120       54,999
  Other accrued expenses (Note 6)                     325,910      337,316
                                                   ----------   ----------

                                                    1,039,949    1,092,235
                                                   ----------   ----------

Deferred Income Taxes and Other Deferred Items        152,128      149,884
                                                   ----------   ----------

Long-term Obligations:
  Senior convertible obligations                      187,292      187,824
  Subordinated convertible obligations (Note 3)     1,689,183    1,473,015
  Nonrecourse tax-exempt obligations                   33,700       37,600
  Other                                                39,807       44,468
                                                   ----------   ----------

                                                    1,949,982    1,742,907
                                                   ----------   ----------

Minority Interest                                     840,411      719,622
                                                   ----------   ----------

Common Stock of Subsidiaries Subject to
  Redemption ($95,262 redemption value)                93,806       93,312
                                                   ----------   ----------

Shareholders' Investment (Note 7):
  Preferred stock, $100 par value, 50,000
    shares authorized; none issued
  Common stock, $1 par value, 350,000,000
    shares authorized; 166,968,457 and
    159,206,337 shares issued                         166,968      159,206
  Capital in excess of par value                    1,078,997      843,709
  Retained earnings                                 1,161,918    1,034,640
  Treasury stock at cost, 104,406 and
    95,684 shares                                      (4,002)      (3,839)
  Accumulated other comprehensive items (Note 4)      (43,948)     (35,807)
                                                   ----------   ----------

                                                    2,359,933    1,997,909
                                                   ----------   ----------

                                                   $6,436,209   $5,795,869
                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                      Three Months Ended
                                                     ---------------------
                                                      July 4,     June 28,
(In thousands except per share amounts)                  1998         1997
--------------------------------------------------------------------------

Revenues:
  Product and service revenues                       $899,968     $834,748
  Research and development contract revenues           47,831       40,268
                                                     --------     --------

                                                      947,799      875,016
                                                     --------     --------
Costs and Operating Expenses:
  Cost of product and service revenues                520,351      481,859
  Expenses for research and development and
    new lines of business (a)                          94,035       81,480
  Selling, general, and administrative expenses       223,817      213,167
  Restructuring and other nonrecurring costs
    (income), net (Note 8)                              4,112       (2,849)
                                                     --------     --------

                                                      842,315      773,657
                                                     --------     --------

Operating Income                                      105,484      101,359
Gain on Issuance of Stock by Subsidiaries (Note 2)     14,601       15,214
Other Income (Expense), Net (Note 3)                    7,327       (3,623)
                                                     --------     --------

Income Before Income Taxes, Minority Interest,
  and Extraordinary Item                              127,412      112,950
Provision for Income Taxes                             51,093       42,026
Minority Interest Expense                              16,697       14,766
                                                     --------     --------

Income Before Extraordinary Item                       59,622       56,158
Extraordinary Item, Net of Provision for Income
  Taxes and Minority Interest of $3,582 (Note 3)        2,163            -
                                                     --------     --------

Net Income                                           $ 61,785     $ 56,158
                                                     ========     ========

Earnings per Share (Notes 3 and 5):
  Basic                                              $    .37     $    .37
                                                     ========     ========
  Diluted                                            $    .34     $    .34
                                                     ========     ========

Weighted Average Shares (Notes 3 and 5):
  Basic                                               166,168      150,173
                                                     ========     ========
  Diluted                                             183,329      175,813
                                                     ========     ========

(a) Includes costs of:
      Research and development contracts             $ 40,634     $ 34,619
      Internally funded research and
        development                                    53,018       46,230
      Other expenses for new lines of business            383          631
                                                     --------     --------

                                                     $ 94,035     $ 81,480
                                                     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                       Six Months Ended
                                                   -----------------------
                                                      July 4,     June 28,
(In thousands except per share amounts)                  1998         1997
--------------------------------------------------------------------------

Revenues:
  Product and service revenues                     $1,800,965   $1,557,373
  Research and development contract revenues           91,097       81,148
                                                   ----------   ----------

                                                    1,892,062    1,638,521
                                                   ----------   ----------
Costs and Operating Expenses:
  Cost of product and service revenues              1,054,045      912,661
  Expenses for research and development and
    new lines of business (a)                         186,183      160,021
  Selling, general, and administrative expenses       449,841      398,497
  Restructuring and other nonrecurring costs,
    net (Note 8)                                        4,112        4,951
                                                   ----------   ----------

                                                    1,694,181    1,476,130
                                                   ----------   ----------

Operating Income                                      197,881      162,391
Gain on Issuance of Stock by Subsidiaries
  (Note 2)                                             54,206       48,880
Other Income (Expense), Net (Note 3)                    4,958         (726)
                                                   ----------   ----------

Income Before Income Taxes, Minority Interest,
  and Extraordinary Item                              257,045      210,545
Provision for Income Taxes                             91,887       70,423
Minority Interest Expense                              40,766       31,906
                                                   ----------   ----------

Income Before Extraordinary Item                      124,392      108,216
Extraordinary Item, Net of Provision for Income
  Taxes and Minority Interest of $4,844 (Note 3)        2,886            -
                                                   ----------   ----------

Net Income                                         $  127,278   $  108,216
                                                   ==========   ==========

Earnings per Share (Notes 3 and 5):
  Basic                                            $      .78   $      .72
                                                   ==========   ==========
  Diluted                                          $      .71   $      .65
                                                   ==========   ==========

Weighted Average Shares (Notes 3 and 5):
  Basic                                               162,650      150,122
                                                   ==========   ==========
  Diluted                                             179,955      175,869
                                                   ==========   ==========

(a) Includes costs of:
      Research and development contracts           $   79,361   $   70,957
      Internally funded research and
        development                                   105,609       87,834
      Other expenses for new lines of business          1,213        1,230
                                                   ----------   ----------

                                                   $  186,183   $  160,021
                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                    Six Months Ended
                                               --------------------------
                                                   July 4,       June 28,
(In thousands)                                        1998           1997
-------------------------------------------------------------------------

Operating Activities:
  Net income                                   $   127,278    $   108,216
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 78,600         63,604
      Restructuring and other nonrecurring
        costs, net (Note 8)                          4,112          4,951
      Provision for losses on accounts
        receivable                                   3,777          5,221
      Change in deferred income taxes               (3,779)        (2,706)
      Minority interest expense                     40,766         31,906
      Gain on issuance of stock by
        subsidiaries (Note 2)                      (54,206)       (48,880)
      Gain on sale of investments, net              (5,252)          (596)
      Extraordinary item, net (Note 3)              (2,886)             -
      Other noncash items                            9,142          9,732
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                       20,782        (41,041)
          Inventories                              (29,532)       (32,060)
          Other current assets                      (5,388)       (11,623)
          Accounts payable                         (21,453)        (8,506)
          Other current liabilities                (29,751)       (21,078)
                                               -----------    -----------

Net cash provided by operating activities          132,210         57,140
                                               -----------    -----------

Investing Activities:
  Acquisitions, net of cash acquired
    (Note 6)                                      (121,685)      (602,667)
  Purchases of available-for-sale
    investments                                 (1,484,823)      (411,644)
  Proceeds from sale and maturities of
    available-for-sale investments               1,073,609        860,385
  Purchases of property, plant, and
    equipment                                      (74,226)       (48,797)
  Proceeds from sale of property, plant,
    and equipment                                    8,994          9,071
  Increase in other assets                          (6,795)        (4,213)
  Other                                              9,036          7,754
                                               -----------    -----------

Net cash used in investing activities          $  (595,890)   $  (190,111)
                                               -----------    -----------

                           THERMO ELECTRON CORPORATION

                                   (Unaudited)


                                                    Six Months Ended
                                               --------------------------
                                                   July 4,       June 28,
(In thousands)                                        1998           1997
-------------------------------------------------------------------------

Financing Activities:
  Net proceeds from issuance of long-term
    obligations                                $   243,973    $   116,531
  Repayment of long-term obligations               (44,618)       (32,207)
  Net proceeds from issuance of Company and
    subsidiary common stock (Note 7)               474,060        101,982
  Purchases of subsidiary common stock and
    debentures                                    (165,874)      (161,221)
  Decrease in short-term notes payable             (26,041)        (3,844)
  Other                                              2,178         (3,782)
                                               -----------    -----------

Net cash provided by financing activities          483,678         17,459
                                               -----------    -----------

Exchange Rate Effect on Cash                        (2,628)       (10,154)
                                               -----------    -----------

Increase (Decrease) in Cash and Cash
  Equivalents                                       17,370       (125,666)
Cash and Cash Equivalents at Beginning of
  Period                                           593,580        414,404
                                               -----------    -----------

Cash and Cash Equivalents at End of Period     $   610,950    $   288,738
                                               ===========    ===========
Noncash activities:
  Conversions of subsidiary convertible
    obligations                                $    16,980    $    15,854
                                               ===========    ===========

  Fair value of assets of acquired companies   $   198,278    $   760,665
  Cash paid for acquired companies                (132,568)      (647,586)
  Issuance of subsidiary common stock and
    stock options for acquired companies            (8,250)        (2,080)
                                               -----------    -----------

      Liabilities assumed of acquired
        companies                              $    57,460    $   110,999
                                               ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Certain prior period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.  Transactions in Stock of Subsidiaries

    Gain on issuance of stock by subsidiaries in the accompanying statement of income for the six-month period ended July 4, 1998, resulted primarily from the following:

    Public offering of 5,175,000 shares of Trex Medical Corporation common stock at $13.75 per share for net proceeds of $66.9 million resulted in a gain of $23.8 million that was recorded by ThermoTrex Corporation.

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

    Private placement of 1,543,000 shares of Thermo Coleman Corporation common stock at $10.00 per share for net proceeds of $14.3 million resulted in a gain of $7.2 million.

    Public offering of 3,000,000 shares of Thermo BioAnalysis Corporation common stock at $18.125 per share for net proceeds of $51.5 million resulted in a gain of $8.3 million that was recorded by Thermo Instrument.

    Conversion of $1.8 million of Thermo Optek Corporation 5% subordinated convertible debentures, convertible at $13.94 per share, into 127,646 shares of Thermo Optek common stock resulted in a gain of $0.9 million that was recorded by Thermo Instrument.

    Conversion of $4.0 million of ThermoQuest Corporation 5% subordinated convertible debentures, convertible at $16.50 per share, into 239,393 shares of ThermoQuest common stock resulted in a gain of $1.8 million that was recorded by Thermo Instrument.

3.  Other Income (Expense), Net and Extraordinary Item

Other Income (Expense), Net

    The components of other income (expense), net, in the accompanying statement of income are as follows:

                            Three Months Ended         Six Months Ended
                           ---------------------      --------------------
                            July 4,     June 28,      July 4,     June 28,
(In thousands)                 1998         1997         1998         1997
--------------------------------------------------------------------------

Interest income            $ 28,464     $ 18,167     $ 52,229     $ 43,119
Interest expense            (26,360)     (21,486)     (51,967)     (42,898)
Equity in loss of
  unconsolidated
  subsidiaries                 (186)        (537)        (474)        (247)
Gain on sale of
  investments, net            5,412           46        5,252          596
Other                            (3)         187          (82)      (1,296)
                           --------     --------     --------     --------

                           $  7,327     $ (3,623)    $  4,958     $   (726)
                           ========     ========     ========     ========

Extraordinary Item

    In June 1998, Thermedics Inc. offered holders of its noninterest-bearing subordinated convertible debentures due 2003, convertible at $31.125 per share, the opportunity to exchange such debentures for newly issued 2 7/8% subordinated convertible debentures due 2003, convertible at $14.928 per share. Holders of $21.7 million principal amount of outstanding debentures exchanged such debentures for $15.9 million principal amount of newly issued debentures. Thermedics recognized an extraordinary gain on this transaction in accordance with the provisions of Emerging Issues Task Force Pronouncement No. 96-19. In addition, earlier in the second quarter of 1998, Thermedics repurchased $2.7 million principal amount of noninterest-bearing subordinated convertible debentures for $2.0 million in cash, which also resulted in an extraordinary gain recorded by Thermedics. The combined extraordinary gain resulting from these transactions was $2.2 million, net of taxes and minority interest of $3.6 million.

    During the first quarter of 1998, Thermedics and one of its majority-owned subsidiaries repurchased $11.5 million principal amount of their subordinated convertible debentures for $9.3 million in cash, resulting in an extraordinary gain of $0.7 million, net of taxes and minority interest of $1.3 million.

    The extraordinary gains recorded by the Company increased basic and diluted earnings per share by $.01 in the second quarter of 1998 and $.02 in the first six months of 1998.

4.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $57.9 million and $54.7 million, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $120.1 million and $89.4 million, respectively.

5.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                            Three Months Ended         Six Months Ended
                           ---------------------     ---------------------
(In thousands except        July 4,     June 28,      July 4,     June 28,
per share amounts)             1998         1997         1998         1997
--------------------------------------------------------------------------
Basic
Net income                 $ 61,785     $ 56,158     $127,278     $108,216
                           --------     --------     --------     --------

Weighted average shares     166,168      150,173      162,650      150,122
                           --------     --------     --------     --------

Basic earnings per share   $    .37     $    .37     $    .78     $    .72
                           ========     ========     ========     ========

                            Three Months Ended         Six Months Ended
                           ---------------------     ---------------------
(In thousands except        July 4,     June 28,      July 4,     June 28,
per share amounts)             1998         1997         1998         1997
--------------------------------------------------------------------------
Diluted
Net income                 $ 61,785     $ 56,158     $127,278     $108,216
Effect of:
  Convertible debentures      3,667        4,959        7,334        9,918
  Majority-owned
    subsidiaries'
    dilutive securities      (2,500)      (1,562)      (6,676)      (3,421)
                           --------     --------     --------     --------

Income available to common
  shareholders, as
  adjusted                 $ 62,952     $ 59,555     $127,936     $114,713
                           --------     --------     --------     --------

Weighted average shares     166,168      150,173      162,650      150,122
Effect of:
  Convertible debentures     15,476       23,820       15,476       23,820
  Stock options               1,685        1,820        1,829        1,927
                           --------     --------     --------     --------

Weighted average shares,
  as adjusted               183,329      175,813      179,955      175,869
                           --------     --------     --------     --------

Diluted earnings per
  share                    $    .34     $    .34     $    .71     $    .65
                           ========     ========     ========     ========

    The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 2,230,000 of such options outstanding, with exercise prices ranging from $36.68 to $43.46 per share.

6.  Acquisitions

    The Company and its majority-owned subsidiaries made several acquisitions during the first six months of 1998 for $121.7 million in cash, net of cash acquired, and the issuance of subsidiary common stock valued at $8.3 million, subject to post-closing adjustments. These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $111.1 million, which is being amortized over periods not exceeding 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma results have not been presented as the results of the acquired businesses were not material to the Company's results of operations.

    During 1996, Thermo Instrument undertook a restructuring of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons plc, acquired in March 1996. In March 1997, Thermo Instrument finalized its plan for restructuring the acquired businesses. At January 3, 1998, the remaining reserve for these restructuring activities totaled $11.1 million. During the first six months of 1998, Thermo Instrument expended $1.2 million for restructuring costs, primarily for severance and abandoned-facility payments. At July 4, 1998, the remaining reserve for restructuring these businesses was $9.9 million, which is included in other accrued expenses in the accompanying 1998 balance sheet and primarily represents ongoing severance and abandoned-facility payments.

7.  Sale of Common Stock

    In April 1998, the Company sold 7,475,000 shares of its common stock at $40.625 per share for net proceeds of $290.2 million.

8.   Restructuring and Other Nonrecurring Costs

    During the second quarter of 1998, ThermoLase Corporation recorded $1.9 million of restructuring costs for severance and the write-off of fixed assets in connection with certain actions including the relocation of its headquarters from California to Texas. In addition, five former employees of Thermo Instrument's Epsilon Industrial, Inc. subsidiary had sought damages in an arbitration proceeding for alleged breaches of agreements entered into with such employees prior to Epsilon's acquisition by Thermo Instrument. The arbitrators rendered a decision with respect to such claims during the second quarter of 1998 and Thermo Instrument recorded $1.4 million of nonrecurring costs related to the resolution of this matter. The Company's SensorMedics Corporation subsidiary recorded $0.8 million of restructuring costs during the second quarter of 1998, primarily severance, in connection with a reorganization of a subsidiary in the Netherlands.

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

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Sales in the second quarter of 1998 were $947.8 million, an increase of $72.8 million, or 8%, over the second quarter of 1997. Segment income, excluding restructuring and other nonrecurring costs of $4.1 million in 1998 and restructuring and other nonrecurring income, net, of $2.8 million in 1997, described below, increased 10% to $117.1 million in 1998 from $106.5 million in 1997. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, and income taxes.) Operating income, which includes restructuring and other nonrecurring costs/income, increased to $105.5 million in 1998 from $101.4 million in 1997.

Instruments

    Sales from the Instruments segment were $395.4 million in 1998, compared with $405.2 million in 1997. Sales decreased primarily due to an $18.4 million decline in sales at ThermoQuest Corporation, which resulted principally from a decrease in sales of analytical instruments of $15.6 million. Of that decrease, $9.0 million was attributable to a decline in revenues from Europe and North America, primarily due to orders being received late in the quarter, and $4.0 million was attributable to lower sales in Asia due to unstable economic conditions in that region. The remainder of the decrease in ThermoQuest's sales resulted primarily from an affiliated company no longer using ThermoQuest's sales offices as a distributor for certain products and the unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which ThermoQuest operates. ThermoQuest's backlog at July 4, 1998, increased by $7.2 million from the end of the first quarter of 1998. In addition, the effect of lower sales at Thermo Optek Corporation, primarily due to lower sales to the semiconductor industry and lower sales in Asia, was offset in part by higher sales at ONIX Systems Inc. due to the inclusion of revenues from acquisitions and increased sales of industry-specific instruments to the production segment of the oil and gas industry. In total, acquisitions made by Thermo Instrument Systems Inc. added $15.0 million of sales in 1998, and the unfavorable effects of currency translation decreased Thermo Instrument's revenues by $7.2 million in 1998. Thermo Instrument's backlog decreased $29.1 million during the first six months of 1998 to $269.8 million. Backlog decreased primarily at Thermo Optek and at ThermoSpectra Corporation, principally as a result of a slowdown in the semiconductor and related industries.

    Segment income margin (segment income margin is segment income as a percentage of sales), excluding restructuring and other nonrecurring costs of $1.4 million in 1998 and $0.8 million in 1997, increased to 15.2% in 1998 from 14.8% in 1997 due to improvements at acquired businesses. Five former employees of Thermo Instrument's Epsilon Industrial, Inc. subsidiary had sought damages in an arbitration proceeding for alleged breaches of agreements entered into with such employees prior to Epsilon's acquisition by Thermo Instrument. The arbitrators rendered a decision with respect to such claims during the second quarter of 1998 and Thermo Instrument recorded $1.4 million of nonrecurring costs related to the resolution of this matter. Restructuring and other nonrecurring costs of $0.8 million in 1997 represents severance for employees terminated at one of ThermoSpectra's business units. ThermoSpectra expects to undertake additional restructuring activities during the remainder of 1998, which will result in additional charges.

Biomedical Products

    Sales from the Biomedical Products segment were $165.6 million in 1998, an increase of $21.0 million, or 15%, over the 1997 period. Sales increased due to the inclusion of revenues from acquired businesses. In addition, increased demand at Trex Medical Corporation was offset by a decrease in revenues of $4.0 million at ThermoLase Corporation, primarily due to lower demand at its hair-removal business and the inclusion in 1997 of $1.1 million of fees from international licensing arrangements. Rather than continuing to open additional spas, ThermoLase intends to concentrate its resources on attempting both to increase the capacity utilization of its existing spas and to expand its physician-licensing program and international licensing arrangements. In response to the decrease in revenues, ThermoLase significantly reduced its prices in April 1998 in an attempt to establish an optimum price point that will result in increased demand and higher revenues. There can be no assurance such strategy will be successful.

    Segment income, excluding restructuring costs of $2.7 million in 1998, increased to $16.8 million in 1998 from $11.7 million in 1997. This increase resulted from improvements at existing businesses, primarily at Trex Medical and Bird Medical Technologies, Inc. and, to a lesser extent, the inclusion of segment income from acquired businesses. These increases were offset in part by an increase in segment loss at ThermoLase to $6.0 million in 1998 from $5.4 million in 1997, primarily due to the decrease in revenues described above. The effect of operating each spa below maximum capacity, as ThermoLase works to develop its client base and expand its product lines, will continue to have a negative effect on ThermoLase's segment income. ThermoLase believes that improvements in the efficacy and duration of its SoftLight(R) hair-removal process, as well as increased spa utilization by broadening spa services and products offered, are critical elements in its ability to improve profitability. The degree to which ThermoLase's recent pricing structure changes are successful will also affect its segment income. Restructuring costs of $2.7 million in 1998 include $1.9 million recorded by ThermoLase in connection with certain actions, including the relocation of its headquarters from California to Texas, and $0.8 million recorded by SensorMedics Corporation in connection with the reorganization of a subsidiary in the Netherlands.

Advanced Technology

    Sales from the Advanced Technology segment increased 8% to $108.3 million in 1998 from $100.0 million in 1997. Revenues from Thermo Sentron Inc. increased to $21.6 million in 1998 from $18.5 million in 1997, primarily due to the inclusion of $2.6 million of sales from acquired businesses and, to a lesser extent, increased demand, offset in part by the unfavorable effects of currency translation. Sales from ThermoTrex Corporation's business units increased $4.3 million in 1998, primarily as a result of the inclusion of $3.8 million in sales from acquired businesses at its Trex Communications Corporation subsidiary. Sales at Thermo Coleman Corporation were $41.5 million in 1998, compared with $37.8 million in 1997. This increase resulted from higher revenues from government contracts, offset in part by a decline of $0.5 million in sales as a result of lower sales of kiosk units at its Thermo Information Solutions Inc. subsidiary, which has substantially exited this business. Sales at Thermedics Detection Inc. decreased 7% to $24.0 million in 1998, primarily due to $1.9 million of sales in the 1997 period of its Alexus(R) systems in connection with the fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base. Sales at Thermo Voltek Corp. decreased to $10.7 million in 1998 from $11.9 million in 1997, due to lower demand for electromagnetic-compatibility test instruments.

    Segment income decreased to $7.8 million in 1998 from $9.1 million in 1997. This decrease resulted from lower segment income at Thermedics Detection, primarily due to lower sales, offset in part by an increase in profitability at Thermo Voltek principally due to cost reductions as a result of organizational changes made in 1997.

Alternative Energy

    Sales from the Alternative Energy segment increased to $126.4 million in 1998 from $89.0 million in 1997. Within this segment, revenues from Thermo Ecotek Corporation increased to $50.7 million in 1998 from $43.5 million in 1997. Thermo Ecotek's increase in revenues was due in part to higher contractual energy rates at certain facilities and the inclusion of $2.0 million of revenues from newly acquired power operations in the Czech Republic. From various dates in 1998 onward, no further rate increases will occur in Thermo Ecotek's four California energy facilities. Revenues from Thermo Ecotek's Thermo Trilogy Corporation biopesticide subsidiary increased by $2.1 million to $7.8 million, primarily due to the inclusion of revenues from an acquired business. Sales at Thermo Power Corporation increased to $64.9 million in 1998 from $33.8 million in 1997, primarily due to the inclusion of $34.3 million of sales from Peek plc, acquired in November 1997.

    Segment income, excluding restructuring and other nonrecurring income, net, of $3.7 million in 1997, was $16.1 million in 1998, compared with $12.5 million in 1997. Thermo Ecotek's segment income was $10.5 million in 1998, compared with $9.2 million in 1997. The increase resulted primarily from higher profitability at Thermo Trilogy, due to contributions from an acquired business and, to a lesser extent, higher contractual energy rates, a well as the inclusion of results of the newly acquired Czech Republic power operations. Segment income at Thermo Power improved to $5.4 million in 1998 from $1.3 million in 1997, primarily due to contributions from Peek. Due to funding patterns of government entities, as well as seasonality, Peek has historically experienced higher sales and segment income in the second and fourth calendar quarters and lower amounts in the first and third calendar quarters. The 1997 period included restructuring and other nonrecurring income, net, of $3.7 million, which consisted of $5.0 million of previously established litigation reserves that were reversed upon settlement of a related matter and $1.3 million of costs, primarily severance, related to restructuring activities at Peter Brotherhood Ltd.

Industrial Outsourcing

    Sales in the Industrial Outsourcing segment were $87.4 million in 1998, an increase of $14.2 million, or 19%, over 1997. Revenues from Thermo TerraTech Inc.'s environmental-liability management services increased to $40.0 million in 1998 from $30.7 million in 1997, primarily due to higher demand at certain business units and, to a lesser extent, the inclusion of $4.4 million of sales from acquired businesses. In addition, revenues from Thermo Remediation Inc.'s soil-remediation services increased $1.8 million due to an increase in the volume of soil processed. These increases were offset in part by a $4.2 million decrease in revenues at one of Thermo Remediation's business units resulting from a decline in the number of contracts in process. Revenues from Thermo TerraTech's engineering and design services increased $2.2 million in 1998, primarily due to the inclusion of $3.5 million of revenues from an acquired business, offset in part by the effect on revenues of the postponement of several major contracts. Sales of metallurgical services increased $2.6 million in 1998, principally due to increased demand for existing services.

    Segment income was $6.9 million in 1998, compared with $5.8 million in 1997. Segment income increased in 1998 principally as a result of the increase in sales of metallurgical services and improved profitability in that business.

Paper Recycling

    Sales in the Paper Recycling segment increased to $66.3 million in 1998 from $65.3 million in 1997. Sales from Thermo Fibertek Inc. increased 17% to $63.6 million in 1998 from $54.5 million in 1997, primarily due to an increase in revenues of $8.7 million from Thermo Black Clawson, acquired in May 1997. In addition, an increase in revenues from Thermo Fibertek's recycling business resulting from higher demand was offset in part by a decrease in revenues of $2.6 million at its accessories business due to lower demand. The unfavorable effects of currency translation reduced Thermo Fibertek's revenues by $1.0 million in 1998. Sales from Thermo TerraTech's thermal-processing equipment business, which was sold in October 1997, were $7.4 million in 1997.

    Segment income margin was 13.9% in 1998, compared with 11.5% in 1997. This increase primarily resulted from improvements at Thermo Fibertek and the inclusion in 1997 of lower segment income margins from Thermo TerraTech's thermal-processing equipment business.

Gain on Issuance of Stock by Subsidiaries

    The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries and the issuance of stock by subsidiaries upon conversion of convertible debentures, the Company records gains that represent the increase in the Company's net investment in the subsidiaries and are classified as "Gain on issuance of stock by subsidiaries" in the accompanying statement of income. These gains have represented a substantial portion of the net income reported by the Company in certain periods. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to generate gains from such transactions in the future. The Company recorded gains of $14.6 million in 1998 (Note 2) and $15.2 million in 1997 as a result of such transactions. Minority interest expense increased to $16.7 million in 1998 from $14.8 million in 1997. Minority interest expense includes $1.9 million in 1998 and $2.4 million in 1997 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.

Other Matters

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Sales in the first six months of 1998 were $1,892.1 million, an increase of $253.5 million, or 15%, over the first six months of 1997. Segment income, excluding restructuring and other nonrecurring costs, net, of $4.1 million in 1998 and $5.0 million in 1997, described below, increased 19% to $217.9 million in 1998 from $183.2 million in 1997. Operating income, which includes restructuring and other nonrecurring costs, increased 22% to $197.9 million in 1998 from $162.4 million in 1997.

Instruments

    Sales from the Instruments segment increased $69.0 million, or 9%, to $803.3 million in 1998. Sales increased primarily due to acquisitions made by Thermo Instrument, which added $96.6 million of sales in 1998. Sales increased at ONIX Systems due to higher sales of industry-specific instruments to the production segment of the oil and gas industry and at Metrika Systems Corporation as a result of higher demand at its finished-materials business and, to a lesser extent, at its raw-materials business. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which Thermo Instrument operates decreased revenues by $15.7 million in 1998. At ThermoQuest, revenues from Asia decreased by $12.0 million due to economic uncertainty in that region. Revenues decreased at Thermo Optek due to lower sales to the semiconductor industry and lower sales in Asia.

    Segment income margin, excluding restructuring and other nonrecurring costs of $1.4 million in 1998 and $0.8 million in 1997, improved to 15.1% in 1998 from 14.4% in 1997. The improvement was primarily due to the effect in the 1997 period of an adjustment to expense of $3.2 million relating to the sale of inventories revalued at the time of the acquisition of Life Sciences International PLC. Restructuring and other nonrecurring costs of $1.4 million in 1998 and $0.8 million in 1997 are discussed in the results of operations for the second quarter.

Biomedical Products

    Sales from the Biomedical Products segment were $331.6 million in 1998, an increase of $50.0 million, or 18%, over the 1997 period. Sales increased due to the inclusion of $31.5 million of sales from acquired businesses as well as increased demand at Trex Medical, Bird Medical, and, to a lesser extent, Thermo Cardiosystems Inc. These increases were offset in part by a decrease in revenues of $7.5 million at ThermoLase, primarily due to lower demand at its hair-removal business and the inclusion in 1997 of $2.4 million of fees from international licensing arrangements.

    Segment income, excluding restructuring costs of $2.7 million in 1998, increased to $33.4 million in 1998 from $20.1 million in 1997. This increase resulted substantially from improvements at existing businesses, primarily at Bird Medical and Trex Medical as a result of higher revenues and, to a lesser extent, the inclusion of segment income from acquired businesses. These increases were offset in part by an increase in segment loss at ThermoLase to $13.9 million in 1998 from $10.7 million in 1997, primarily due to the decrease in revenues described above, as well as increased fixed costs associated with operating more spas. Restructuring costs of $2.7 million in the first six months of 1998 are discussed in the results of operations for the second quarter.

Advanced Technology

    Sales from the Advanced Technology segment increased to $209.2 million in 1998 from $196.4 million in 1997. Revenues from Thermo Sentron increased to $40.6 million in 1998 from $36.5 million in 1997, primarily due to the inclusion of $3.5 million of sales from acquired businesses and, to a lesser extent, increased demand, offset in part by the unfavorable effects of currency translation. Sales at Thermo Voltek increased to $22.2 million in 1998 from $21.6 million in 1997, due to the inclusion of $1.0 million of sales from an acquired business, offset in part by a decrease in sales of electromagnetic-compatibility test instruments. Sales from ThermoTrex's business units increased $9.0 million in 1998, primarily as a result of the inclusion of $7.0 million in sales from acquired businesses at its Trex Communications subsidiary. Sales at Thermo Coleman were $78.4 million in 1998, compared with $75.6 million in 1997. This increase was due to higher revenues from government contracts, offset in part by lower sales of kiosk units by its Thermo Information Solutions subsidiary, which has substantially exited this business. Sales at Thermedics Detection decreased 7% to $47.7 million in 1998, primarily due to lower sales of its Alexus systems in connection with the fulfillment in 1997 of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base. This decrease was offset in part by higher sales of Thermedics Detection's InScan(R) product.

    Segment income decreased to $14.0 million in 1998 from $15.9 million in 1997. This decrease resulted primarily from lower segment income at Thermedics Detection and Thermo Coleman, due to lower sales and lower- margin contracts, respectively, offset in part by an increase in profitability at Thermo Voltek, principally due to organizational changes made in 1997.

Alternative Energy

    Sales from the Alternative Energy segment increased to $250.1 million in 1998 from $167.8 million in 1997. Within this segment, revenues from Thermo Ecotek increased to $98.0 million in 1998 from $82.2 million in 1997. Thermo Ecotek's increase in revenues was a result of the inclusion of $4.4 million of revenues from newly acquired power operations in the Czech Republic and, to a lesser extent, higher contractual energy rates at several facilities. Revenues from Thermo Ecotek's Thermo Trilogy biopesticide subsidiary increased by $6.5 million to $15.9 million in 1998, primarily due to the inclusion of revenues from an acquired business. Sales at Thermo Power increased to $133.5 million in 1998 from $62.7 million in 1997, due to the inclusion of $73.3 million of sales from Peek, acquired in November 1997. Sales at Peter Brotherhood declined to $18.7 million in 1998 from $22.9 million in 1997, due to the disposal of several business units in 1997.

    Segment income, excluding restructuring and other nonrecurring income, net, of $3.7 million in 1997, was $23.8 million in 1998, compared with $17.2 million in 1997. Thermo Ecotek's segment income was $16.9 million in 1998, compared with $13.6 million in 1997. The increase resulted primarily from higher contractual energy rates, the inclusion of results of the newly acquired Czech Republic power operations, and improved profitability at Thermo Trilogy. Segment income at Thermo Power improved to $6.7 million in 1998 from $2.0 million in 1997, primarily due to contributions from Peek. Restructuring and other nonrecurring income, net, in the 1997 period is discussed in the results of operations for the second quarter.

Industrial Outsourcing

    Sales in the Industrial Outsourcing segment were $169.1 million in 1998, an increase of $27.4 million, or 19%, over 1997. Revenues from Thermo TerraTech's environmental-liability management services increased to $76.3 million in 1998 from $61.2 million in 1997, primarily due to the inclusion of $9.2 million of sales from acquired businesses and, to a lesser extent, higher demand at certain business units. In addition, revenues from Thermo Remediation's soil-remediation services increased 12% to $10.1 million due to an increase in the volume of soil processed. These increases were offset in part by an $8.9 million decrease in revenues at one of Thermo Remediation's business units resulting from a decline in the number of contracts in process. Revenues from Thermo TerraTech's engineering and design services increased $6.9 million in 1998, due to the inclusion of $7.4 million of revenues from an acquired business, offset in part by lower revenues from existing businesses. Sales of metallurgical services increased $5.0 million in 1998, principally due to increased demand for existing services.

    Segment income, excluding restructuring and other nonrecurring costs of $7.8 million in 1997, was $8.8 million in 1998, compared with $10.2 million in 1997. Segment income declined in 1998 due to a loss incurred at one of Thermo Remediation's business units due to losses on certain remedial-construction contracts and a decline in the number of contracts in process. This decrease in segment income was offset in part by higher income from other business units within the segment, principally due to higher revenues. Restructuring and other nonrecurring costs of $7.8 million in 1997 were recorded to write down certain capital equipment and intangible assets, including cost in excess of net assets of acquired companies, in response to a severe downturn in Thermo Remediation's soil-remediation business. This resulted in the closure of two soil-remediation sites during 1997 and reduced cash flows at certain other sites, such that analysis indicated that the investment in these assets would not be recovered.

Paper Recycling

    Sales in the Paper Recycling segment increased to $131.6 million in 1998 from $121.3 million in 1997. Sales from Thermo Fibertek increased 27% to $125.9 million in 1998 from $99.2 million in 1997, primarily due to an increase in revenues of $26.1 million from Thermo Black Clawson, acquired in May 1997. The unfavorable effects of currency translation reduced Thermo Fibertek's revenues by $2.5 million in 1998. Sales from Thermo TerraTech's thermal-processing equipment business, which was sold in October 1997, were $15.3 million in 1997.

    Segment income margin was 12.9% in 1998, compared with 11.5% in 1997. This increase primarily resulted from improvements at Thermo Fibertek and the inclusion in 1997 of lower segment income margins from Thermo TerraTech's thermal-processing equipment business.

Gain on Issuance of Stock by Subsidiaries

    As a result of the sale of stock by subsidiaries and the issuance of stock by subsidiaries upon conversion of convertible debentures, the Company recorded gains of $54.2 million in 1998 (Note 2) and $48.9 million in 1997. Minority interest expense increased to $40.8 million in 1998 from $31.9 million in 1997. Minority interest expense includes $14.3 million in 1998 and $11.9 million in 1997 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.

Liquidity and Capital Resources

    Consolidated working capital was $2,515.6 million at July 4, 1998, compared with $2,002.0 million at January 3, 1998. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,921.3 million at July 4, 1998, compared with $1,522.7 million at January 3, 1998. In addition, the Company had $95.2 million of long-term available-for-sale investments at July 4, 1998, compared with $63.3 million at January 3, 1998. Of the total $2,016.5 million of cash, cash equivalents, and short- and long-term available-for-sale investments at July 4, 1998, $1,492.6 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries.

    Cash provided by operating activities was $132.2 million during the first six months of 1998. Cash of $29.5 million was used to fund increases in inventories, principally at Thermo Instrument, in part to increase finished goods inventory at Thermo BioAnalysis Corporation's liquid-handling business and in part to replenish year-end inventory levels at ThermoQuest's European sales offices and to build up ThermoQuest's inventories in preparation for a new product release. In addition, the Company used $21.5 million of cash to fund a decrease in accounts payable, resulting principally from the timing of payments, and $29.8 million of cash to fund a decrease in other current liabilities, primarily at Thermo Instrument. The decrease in other current liabilities at Thermo Instrument resulted principally from a reduction of accrued payroll and related benefits at ThermoQuest and payments made for accrued acquisition expenses. A decrease in accounts receivable provided $20.8 million of cash, primarily at Thermo Instrument, resulting principally from lower revenues at ThermoQuest and Thermo Optek, management efforts at Thermo Optek to reduce its investment in accounts receivable, and the timing of cash collections at Metrika Systems. The decrease in accounts receivable was offset in part by an increase at Trex Medical, primarily due to increased sales and, to a lesser extent, slower customer payment patterns as a result of increased export and direct sales at a majority of its operations, extended payment terms for a significant customer, and a shift from OEM sales to direct and dealer sales at one of its subsidiaries.

    During the first six months of 1998, the Company's primary investing activity, excluding available-for-sale investments activity, included acquisitions and the purchase of property, plant, and equipment. During the first six months of 1998, the Company expended $121.7 million, net of cash acquired, for acquisitions and expended $74.2 million for purchases of property, plant, and equipment.

    The Company's financing activities provided $483.7 million of cash in the first six months of 1998. Net proceeds from the issuance of long-term obligations totaled $244.0 million. Net proceeds from the issuance of Company and subsidiary stock, which includes $290.2 million of proceeds from the April 1998 sale of Company common stock (Note 7), totaled $474.1 million. In addition, the Company used $44.6 million of cash for the repayment of long-term obligations and $26.0 million of cash to fund a decrease in short-term notes payable.

    During the first six months of 1998, an aggregate principal amount of $17.0 million subsidiary convertible obligations were converted into shares of subsidiary common stock.

    During the first six months of 1998, the Company and its majority-owned subsidiaries expended $165.9 million to purchase common stock and debentures of certain of the Company's majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company's and certain majority-owned subsidiaries' Boards of Directors. As of July 4, 1998, $34.8 million and $7.6 million remained under the Company's and its majority-owned subsidiaries' authorizations, respectively. In July 1998, the Board of Directors of the Company authorized the repurchase of $100.0 million of its securities and those of its majority-owned subsidiaries. In addition, in July and August 1998, the Boards of Directors of certain majority-owned subsidiaries authorized the repurchase of $35.0 million and 4 million shares of such subsidiaries' common stock, or the equivalent in outstanding convertible debentures, in open market or negotiated transactions. In addition to these authorizations, Thermedics Inc. has presented a proposal to its Thermo Voltek subsidiary to acquire, through a merger, all of the outstanding shares of Thermo Voltek's common stock that Thermedics does not own, including the redemption of Thermo Voltek's $5.3 million principal amount of 3 3/4% subordinated convertible debentures due 2000, for a total transaction cost estimated to be approximately $27 million.

    The Company has no material commitments for purchases of property, plant, and equipment and expects that for the remainder of 1998, such expenditures will approximate the current level of expenditures. Since July 4, 1998, the Company and its majority-owned subsidiaries have expended $52 million on acquisitions of businesses and as of August 12, 1998, the Company's majority-owned subsidiaries had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $51 million. Proposed acquisitions of new businesses are subject to various conditions to closing, and there can be no assurance that all proposed transactions will be consummated.

Market Risk

    The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1997.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 2, 1998, at the Annual Meeting of Shareholders, the shareholders reelected a class of four incumbent directors to a three-year term expiring in 2001. The directors reelected at the meeting were: Dr. Elias P. Gyftopoulos, Mr. Frank Jungers, Dr. Frank E. Morris, and Mr. Donald E. Noble. Dr. Gyftopoulos received 135,019,458 shares voted in favor of his election and 853,822 shares voted against; Mr. Jungers received 120,949,861 shares voted in favor of his election and 14,923,419 shares voted against; Dr. Morris received 134,577,140 shares voted in favor of his election and 1,296,140 shares voted against; and Mr. Noble received 134,963,550 shares voted in favor of his election and 909,730 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    At the Annual Meeting, the shareholders also approved a proposal to amend the Company's employee stock purchase plan and reserve an additional 750,000 shares of common stock as follows: 133,028,752 shares voted in favor of the proposal, 2,495,714 shares voted against, and 348,814 shares abstained. No broker nonvotes were recorded on the proposal.

    A shareholder proposal to endorse the CERES Principles was defeated by the shareholders at the Annual Meeting as follows: 9,053,276 shares voted in favor of the proposal, 99,411,722 shares voted against, 3,761,379 shares abstained, and 23,646,903 broker nonvotes were recorded on the proposal.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

     On August 12, 1998, the Company issued a press release concerning a proposed corporate reorganization including several of its subsidiaries. See Exhibit 99.

Item 6 - Exhibits

    See Exhibit Index on page immediately preceding exhibits.

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August 1998.

                                       THERMO ELECTRON CORPORATION



                                       Paul F. Kelleher
                                       ------------------------------
                                       Paul F. Kelleher
                                       Senior Vice President, Finance
                                         and Administration



                                       John N. Hatsopoulos
                                       ------------------------------
                                       John N. Hatsopoulos
                                       President and Chief Financial
                                         Officer

                                  EXHIBIT INDEX


Exhibit
Number           Description of Exhibit
-------------------------------------------------------------------------------
  3          Amended and Restated Bylaws of the Registrant.

 10.1        Amended and Restated Equity Incentive Plan.

 10.2 Description of Arrangements Regarding Stock Owndership By Officers of the Registrant.

 27.1        Financial Data Schedule for the Six Months Ended July 4, 1998.

 27.2        Restated Financial Data Schedule for the Quarter ended April 4,
             1998.

 99          Press Release dated August 12, 1998.