Form 10-Q
period 1998-10-03
THERMO ELECTRON CORP
filed 1998-11-12
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                   Outstanding at October 30, 1998
     -----------------------------       -------------------------------
     Common Stock, $1.00 par value                 158,834,186

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   October 3,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                        $  416,084   $  593,580
  Short-term available-for-sale investments
    at quoted market value (amortized cost
    of $1,132,076 and $925,855)                     1,135,876      929,118
  Accounts receivable, less allowances of
    $55,315 and $55,698                               833,948      797,399
  Unbilled contract costs and fees                     81,529       69,375
  Inventories:
    Raw materials and supplies                        273,790      260,458
    Work in process                                   133,720      108,327
    Finished goods                                    211,805      174,804
  Prepaid income taxes                                134,259      118,182
  Prepaid expenses                                     48,264       42,955
                                                   ----------   ----------

                                                    3,269,275    3,094,198
                                                   ----------   ----------

Property, Plant, and Equipment, at Cost             1,268,395    1,159,913
  Less: Accumulated depreciation and
        amortization                                  443,375      370,867
                                                   ----------   ----------

                                                      825,020      789,046
                                                   ----------   ----------

Long-term Available-for-sale Investments,
  at Quoted Market Value (amortized cost
  of $89,498 and $49,581)                              96,248       63,306
                                                   ----------   ----------

Other Assets                                          173,515      157,108
                                                   ----------   ----------

Cost in Excess of Net Assets of Acquired
  Companies (Note 6)                                1,880,069    1,692,211
                                                   ----------   ----------

                                                   $6,244,127   $5,795,869
                                                   ==========   ==========

                           THERMO ELECTRON CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment

                                                   October 3,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations                          $  122,252   $  176,912
  Accounts payable                                    250,612      251,677
  Accrued payroll and employee benefits               144,045      140,698
  Accrued income taxes                                 99,961       57,923
  Accrued installation and warranty costs              74,423       72,710
  Deferred revenue                                     60,495       54,999
  Other accrued expenses (Notes 6 and 8)              370,689      337,316
                                                   ----------   ----------

                                                    1,122,477    1,092,235
                                                   ----------   ----------

Deferred Income Taxes and Other Deferred Items        165,129      149,884
                                                   ----------   ----------

Long-term Obligations:
  Senior convertible obligations                      187,042      187,824
  Subordinated convertible obligations (Note 3)     1,642,114    1,473,015
  Nonrecourse tax-exempt obligations                   33,700       37,600
  Other                                                31,687       44,468
                                                   ----------   ----------

                                                    1,894,543    1,742,907
                                                   ----------   ----------

Minority Interest                                     746,650      719,622
                                                   ----------   ----------

Common Stock of Subsidiaries Subject to
  Redemption ($95,262 redemption value)                94,054       93,312
                                                   ----------   ----------

Shareholders' Investment (Note 7):
  Preferred stock, $100 par value, 50,000
    shares authorized; none issued
  Common stock, $1 par value, 350,000,000
    shares authorized; 166,970,711 and
    159,206,337 shares issued                         166,971      159,206
  Capital in excess of par value                    1,027,857      843,709
  Retained earnings                                 1,179,500    1,034,640
  Treasury stock at cost, 8,139,845 and
    95,684 shares                                    (146,032)      (3,839)
  Accumulated other comprehensive items (Note 4)       (7,022)     (35,807)
                                                   ----------   ----------

                                                    2,221,274    1,997,909
                                                   ----------   ----------

                                                   $6,244,127   $5,795,869
                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION
                        Consolidated Statement of Income
                                   (Unaudited)

                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues:
  Product and service revenues                     $933,028       $869,424
  Research and development contract revenues         44,141         40,426
                                                   --------       --------

                                                    977,169        909,850
                                                   --------       --------

Costs and Operating Expenses:
  Cost of product and service revenues              554,474        500,739
  Expenses for research and development (a)          93,177         83,974
  Selling, general, and administrative expenses     234,246        205,884
  Restructuring and other nonrecurring costs,
    net (Note 8)                                     41,620          2,517
                                                   --------       --------

                                                    923,517        793,114
                                                   --------       --------

Operating Income                                     53,652        116,736
Gain on Issuance of Stock by Subsidiaries
  (Note 2)                                           (2,431)        18,587
Other Expense, Net (Note 3)                            (119)        (4,763)
                                                   --------       --------

Income Before Income Taxes, Minority Interest,
  and Extraordinary Items                            51,102        130,560
Provision for Income Taxes                           38,182         47,950
Minority Interest (Income) Expense                   (2,731)        20,751
                                                   --------       --------

Income Before Extraordinary Items                    15,651         61,859
Extraordinary Items, Net of Provision for Income
  Taxes and Minority Interest of $3,108 (Note 3)      1,931              -
                                                   --------       --------

Net Income                                         $ 17,582       $ 61,859
                                                   ========       ========
Earnings per Share (Notes 3 and 5):
  Basic                                            $    .11       $    .41
                                                   ========       ========

  Diluted                                          $    .10       $    .36
                                                   ========       ========
Weighted Average Shares (Notes 3 and 5):
  Basic                                             163,362        150,345
                                                   ========       ========

  Diluted                                           163,936        176,191
                                                   ========       ========
(a) Includes costs of:
      Research and development contracts           $ 39,280       $ 35,070
      Internally funded research and development     53,897         48,904
                                                   --------       --------

                                                   $ 93,177       $ 83,974
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION
                        Consolidated Statement of Income
                                   (Unaudited)

                                                      Nine Months Ended
                                                   ------------------------
                                                   October 3, September 27,
(In thousands except per share amounts)                  1998          1997
---------------------------------------------------------------------------

Revenues:
  Product and service revenues                     $2,733,993    $2,426,797
  Research and development contract revenues          135,238       121,574
                                                   ----------    ----------

                                                    2,869,231     2,548,371
                                                   ----------    ----------

Costs and Operating Expenses:
  Cost of product and service revenues              1,608,519     1,413,400
  Expenses for research and development (a)           278,147       242,765
  Selling, general, and administrative expenses       685,300       605,611
  Restructuring and other nonrecurring costs,
    net (Note 8)                                       45,732         7,468
                                                   ----------    ----------

                                                    2,617,698     2,269,244

Operating Income                                      251,533       279,127
Gain on Issuance of Stock by Subsidiaries
  (Note 2)                                             51,775        67,467
Other Income (Expense), Net (Note 3)                    4,839        (5,489)
                                                   ----------    ----------

Income Before Income Taxes, Minority Interest,
  and Extraordinary Items                             308,147       341,105
Provision for Income Taxes                            130,069       118,373
Minority Interest Expense                              38,035        52,657
                                                   ----------    ----------

Income Before Extraordinary Items                     140,043       170,075
Extraordinary Items, Net of Provision for Income
  Taxes and Minority Interest of $7,952 (Note 3)        4,817             -
                                                   ----------    ----------

Net Income                                         $  144,860    $  170,075
                                                   ==========    ==========
Earnings per Share (Notes 3 and 5):
  Basic                                            $      .89    $     1.13
                                                   ==========    ==========

  Diluted                                          $      .84    $     1.01
                                                   ==========    ==========
Weighted Average Shares (Notes 3 and 5):
  Basic                                               162,887       150,196
                                                   ==========    ==========

  Diluted                                             179,774       175,976
                                                   ==========    ==========
(a) Includes costs of:
      Research and development contracts           $  118,641    $  106,027
      Internally funded research and development      159,506       136,738
                                                   ----------    ----------
                                                   $  278,147    $  242,765
                                                   ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                    Nine Months Ended
                                                -------------------------
                                                October 3,  September 27,
(In thousands)                                        1998           1997
-------------------------------------------------------------------------

Operating Activities:
  Net income                                   $   144,860    $   170,075
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                119,755         99,223
      Noncash restructuring and other
        nonrecurring costs, net (Note 8)            14,780          7,468
      Provision for losses on accounts
        receivable                                   5,473          6,974
      Change in deferred income taxes               (3,746)         2,296
      Minority interest expense                     38,035         52,657
      Gain on issuance of stock by
        subsidiaries (Note 2)                      (51,775)       (67,467)
      Gain on sale of investments, net              (5,125)        (1,310)
      Extraordinary items, net of minority
        interest expense (Note 3)                   (9,733)             -
      Other noncash items                           27,407          7,036
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                       15,274        (76,165)
          Inventories                              (36,465)       (20,543)
          Other current assets                     (19,603)        (9,838)
          Accounts payable                         (28,968)       (13,896)
          Other current liabilities                  8,691        (14,043)
                                               -----------    -----------

Net cash provided by operating activities          218,860        142,467
                                               -----------    -----------

Investing Activities:
  Acquisitions, net of cash acquired
    (Note 6)                                      (177,678)      (636,858)
  Purchases of available-for-sale
    investments                                 (1,793,500)      (717,850)
  Proceeds from sale and maturities of
    available-for-sale investments               1,549,940      1,147,287
  Purchases of property, plant, and
    equipment                                     (108,785)       (78,319)
  Proceeds from sale of property, plant,
    and equipment                                   12,283         11,276
  Increase in other assets                         (23,153)        (6,329)
  Other                                             14,559         13,455
                                               -----------    -----------

Net cash used in investing activities          $  (526,334)   $  (267,338)
                                               -----------    -----------

                           THERMO ELECTRON CORPORATION
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)


                                                    Nine Months Ended
                                                -------------------------
                                                October 3,  September 27,
(In thousands)                                        1998           1997
-------------------------------------------------------------------------

Financing Activities:
  Net proceeds from issuance of long-term
    obligations                                $   244,649    $   378,331
  Repayment of long-term obligations               (55,031)       (45,858)
  Net proceeds from issuance of Company and
    subsidiary common stock (Note 7)               475,449        134,614
  Purchases of Company and subsidiary common
    stock and subordinated convertible
    debentures                                    (508,698)      (246,185)
  Decrease in short-term notes payable             (28,404)        (4,385)
  Other                                             (3,412)        (3,876)
                                               -----------    -----------

Net cash provided by financing activities          124,553        212,641
                                               -----------    -----------

Exchange Rate Effect on Cash                         5,425         (8,887)
                                               -----------    -----------

Increase (Decrease) in Cash and Cash
  Equivalents                                     (177,496)        78,883
Cash and Cash Equivalents at Beginning of
  Period                                           593,580        414,404
                                               -----------    -----------

Cash and Cash Equivalents at End of Period     $   416,084    $   493,287
                                               ===========    ===========
Noncash activities:
  Conversions of subsidiary convertible
    obligations                                $    18,280    $    65,239
                                               ===========    ===========

  Fair value of assets of acquired companies   $   290,302    $   828,425
  Cash paid for acquired companies                (190,759)      (691,288)
  Issuance of subsidiary common stock and
    stock options for acquired companies           (11,450)        (4,093)
                                               -----------    -----------

      Liabilities assumed of acquired
        companies                              $    88,093    $   133,044
                                               ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Certain prior period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.  Transactions in Stock of Subsidiaries

    Gain on issuance of stock by subsidiaries in the accompanying statement of income for the nine-month period ended October 3, 1998, resulted primarily from the following:

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

    Public offering of 3,000,000 shares of Thermo BioAnalysis Corporation common stock at $18.125 per share for net proceeds of $51.5 million resulted in a gain of $8.3 million that was recorded by Thermo Instrument in the second quarter of 1998. In the third quarter of 1998, Thermo BioAnalysis repurchased 550,000 shares of its common stock, which resulted in a gain reversal of $2.4 million that was recorded by Thermo Instrument.

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

3.  Other Income (Expense), Net and Extraordinary Items

Other Income (Expense), Net

    The components of other income (expense), net in the accompanying statement of income are as follows:

                            Three Months Ended         Nine Months Ended
                            --------------------      --------------------
                            Oct. 3,    Sept. 27,      Oct. 3,    Sept. 27,
(In thousands)                 1998         1997         1998         1997
--------------------------------------------------------------------------

Interest Income            $ 25,253     $ 20,332     $ 77,482     $ 63,451
Interest Expense            (25,110)     (24,896)     (77,077)     (67,794)
Equity in Loss of
  Unconsolidated
  Subsidiaries                 (162)        (475)        (636)        (722)
Gain (Loss) on Sale of
  Investments, Net             (127)         714        5,125        1,310
Other                            27         (438)         (55)      (1,734)
                           --------     --------     --------     --------

                           $   (119)    $ (4,763)    $  4,839     $ (5,489)
                           ========     ========     ========     ========

Extraordinary Items

    During the third quarter of 1998, ThermoTrex repurchased $35.6 million principal amount of its 3 1/4% subordinated convertible debentures for $30.5 million in cash, which resulted in an extraordinary gain recorded by ThermoTrex. In addition, in the third quarter of 1998, a majority-owned subsidiary of Thermo Instrument repurchased $5.0 million principal amount of its 5% subordinated convertible debentures for

$4.6 million in cash, which resulted in an extraordinary gain recorded by Thermo Instrument. The combined extraordinary gain resulting from these transactions was $1.9 million, net of taxes and minority interest of $3.1 million.

    In June 1998, Thermedics Inc. offered holders of its noninterest-bearing subordinated convertible debentures due 2003, convertible at $31.125 per share, the opportunity to exchange such debentures for newly issued 2 7/8% subordinated convertible debentures due 2003, convertible at $14.928 per share. Holders of $21.7 million principal amount of outstanding debentures exchanged such debentures for $15.9 million principal amount of newly issued debentures. Thermedics recognized an extraordinary gain on this transaction in accordance with the provisions of Emerging Issues Task Force Pronouncement (EITF) No. 96-19. In addition, earlier in the second quarter of 1998, Thermedics repurchased $2.7 million principal amount of its noninterest-bearing subordinated convertible debentures for $2.1 million in cash, which also resulted in an extraordinary gain recorded by Thermedics. The combined extraordinary gain resulting from these transactions was $2.2 million, net of taxes and minority interest of $3.6 million.

    During the first quarter of 1998, Thermedics and one of its majority-owned subsidiaries repurchased $11.5 million principal amount of their subordinated convertible debentures for $9.3 million in cash, which resulted in an extraordinary gain of $0.7 million, net of taxes and minority interest of $1.3 million.

    The extraordinary gains recorded by the Company increased basic and diluted earnings per share by $.01 in the third quarter of 1998 and $.03 in the first nine months of 1998.

4.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the third quarter of 1998 and 1997, the Company's comprehensive income totaled $44.9 million and $52.4 million, respectively. During the first nine months of 1998 and 1997, the Company's comprehensive income totaled $165.0 million and $141.5 million, respectively.

5.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                   Three Months Ended   Nine Months Ended
                                   ------------------   ------------------
(In thousands except                Oct. 3, Sept. 27,    Oct. 3, Sept. 27,
per share amounts)                     1998      1997       1998      1997
--------------------------------------------------------------------------
Basic
Net Income                         $ 17,582  $ 61,859   $144,860  $170,075
                                   --------  --------   --------  --------

Weighted Average Shares             163,362   150,345    162,887   150,196
                                   --------  --------   --------  --------

Basic Earnings per Share           $    .11  $    .41   $    .89  $   1.13
                                   ========  ========   ========  ========
Diluted
Net Income                         $ 17,582  $ 61,859   $144,860  $170,075
Effect of:
  Convertible debentures                  -     4,946     11,002    14,864
  Majority-owned subsidiaries'
    dilutive securities                (999)   (3,407)    (5,280)   (6,820)
                                   --------  --------   --------  --------

Income Available to Common
  Shareholders, as Adjusted        $ 16,583  $ 63,398   $150,582  $178,119
                                   --------  --------   --------  --------

Weighted Average Shares             163,362   150,345    162,887   150,196
Effect of:
  Convertible debentures                  -    23,736     15,476    23,792
  Stock options                         574     2,110      1,411     1,988
                                   --------  --------   --------  --------

Weighted Average Shares,
  as Adjusted                       163,936   176,191    179,774   175,976
                                   --------  --------   --------  --------

Diluted Earnings per Share         $    .10  $    .36   $    .84  $   1.01
                                   ========  ========   ========  ========

    The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 4,515,000 such options outstanding, with exercise prices ranging from $21.45 to $43.46 per share.

    In addition, the computation of diluted earnings per share for the three-month period ended October 3, 1998, excludes the effect of assuming the conversion of the Company's $585.0 million principal amount 4 1/4% subordinated convertible debentures, convertible at $37.80 per share, because the effect would be antidilutive.

6.  Acquisitions

    The Company and its majority-owned subsidiaries made several acquisitions during the first nine months of 1998 for $177.7 million in cash, net of cash acquired, and the issuance of subsidiary common stock valued at $11.5 million, subject to post-closing adjustments. These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $140.4 million, which is being amortized over periods not exceeding 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma results have not been presented as the results of the acquired businesses were not material to the Company's results of operations.

    During 1996, Thermo Instrument undertook a restructuring of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons plc, acquired in March 1996. In March 1997, Thermo Instrument finalized its plan for restructuring the acquired businesses. At January 3, 1998, the remaining reserve for these restructuring activities totaled $11.1 million. During the first nine months of 1998, Thermo Instrument expended $1.5 million for restructuring costs, primarily for abandoned-facility and severance payments. At October 3, 1998, the remaining reserve for restructuring these businesses was $10.0 million, as adjusted for the impact of currency translation, which is included in other accrued expenses in the accompanying balance sheet and is primarily for ongoing payments for abandoned-facilities and, to a lesser extent, severance.

7.  Sale of Common Stock

    In April 1998, the Company sold 7,475,000 shares of its common stock at $40.625 per share for net proceeds of $290.2 million.

8.  Restructuring and Other Nonrecurring Costs

    During the third quarter of 1998, the Company recorded restructuring and related costs of $57.1 million as described below, including restructuring costs of $41.6 million, inventory write-downs of $8.6 million, and a tax asset write-off of $6.9 million. The inventory write-downs are included in cost of revenues and the tax asset write-off is included in the provision for income taxes in the accompanying statement of income. In addition, during the second quarter of 1998, the Company recorded $4.1 million of restructuring and other nonrecurring costs.

Thermo Instrument Systems Inc.

    Thermo Instrument recorded restructuring and related costs of $30.5 million during the third quarter of 1998. Restructuring costs of $21.9 million consist of $17.2 million related to severance costs for approximately 760 employees across all functions, $4.3 million related primarily to facility-closing costs, and $0.4 million related to the loss on the sale of a division. The charge for facility-closing costs includes $2.2 million for write-downs of related fixed assets. In addition, Thermo Instrument recorded $8.6 million of inventory write-downs, included in cost of revenues in the accompanying financial statements, related to discontinuing certain product lines and increased excess and obsolescence reserves associated with lower product demand.

    In connection with these actions, Thermo Instrument expects to incur additional costs in the fourth quarter of 1998 and the first quarter of 1999 totaling $2.2 million for costs not permitted as charges in the third quarter of 1998, pursuant to EITF No. 94-3. These costs primarily include costs to move inventories, and certain employee relocation and related costs. Thermo Instrument expects to complete the implementation of its restructuring plans in the first half of 1999. As of October 3, 1998, Thermo Instrument had terminated 274 employees and had expended $1.7 million of the established reserves.

    In addition, five former employees of Thermo Instrument's Epsilon Industrial, Inc. subsidiary had sought damages in an arbitration proceeding for alleged breaches of agreements entered into with such employees prior to Epsilon's acquisition by Thermo Instrument. The arbitrators rendered a decision with respect to such claims during the second quarter of 1998, and Thermo Instrument recorded $1.4 million of nonrecurring costs related to the resolution of this matter at that time.

ThermoTrex Corporation

    ThermoLase Corporation, a subsidiary of ThermoTrex, recorded restructuring and related costs of $15.1 million during the third quarter of 1998. Restructuring costs of $8.2 million recorded during the third quarter of 1998 consist of $4.6 million related to the closure of three Spa Thira locations, including $2.4 million for the write-off of leasehold improvements and related spa assets, and $2.2 million primarily for abandoned-facility payments. In addition, in connection with the closure of another spa which was operated under a joint venture agreement, ThermoLase recorded costs of $3.6 million, primarily to liquidate the joint venture and to write-off its remaining investment. ThermoLase also recorded a charge of $6.9 million to write off certain tax assets, primarily loss carryforwards due to uncertainty concerning their realization as a result of ThermoLase's recent operating results. This amount is included in provision for income taxes in the accompanying financial statements. During the second quarter of 1998, ThermoLase recorded restructuring costs of $1.9 million related to certain actions, including the relocation of its headquarters from California to Texas. This amount included $1.2 million for severance for 40 terminated employees and $0.8 million for the write-off of fixed assets no longer of use.

Thermo TerraTech Inc.

    Thermo TerraTech recorded restructuring costs of $10.2 million during the third quarter of 1998. Of these restructuring costs, $9.2 million was recorded by ThermoRetec Corporation (formerly Thermo Remediation Inc.), a majority-owned subsidiary of Thermo TerraTech, in connection with the closure of two soil-recycling facilities. The costs included a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as other closure costs. In addition, Thermo TerraTech recorded $1.0 million of restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business.

Other

    Thermo Power Corporation recorded restructuring and other nonrecurring costs of $1.0 million during the third quarter of 1998 relating to a loss on discontinuance of its engines business. The Company's wholly owned SensorMedics Corporation subsidiary recorded restructuring costs of $0.7 million during the second quarter of 1998, primarily for severance, in connection with a reorganization of a subsidiary in the Netherlands. In addition, the Company recorded additional Biomedical Products segment restructuring costs of $0.3 million during the third quarter of 1998.

    The remaining liability for severance and facility-closing costs of $26.4 million is included in other accrued expenses in the accompanying balance sheet at October 3, 1998.

9.  Proposed Reorganization

    On August 12, 1998, the Company announced a proposed reorganization involving the Company and certain of its subsidiaries. The goals of the proposed reorganization include (1) consolidating and strategically realigning certain businesses to enhance their competitive market positions and improve management coordination and (2) increasing liquidity in the public markets by providing larger market floats for the Company's publicly traded subsidiaries. If completed as proposed, the reorganization would reduce the number of the Company's majority-owned public subsidiaries from 23 to 15. It may take up to two years to complete all aspects of the plan. Each component of the reorganization is subject to numerous conditions, including the following (not all of which are applicable to each component): establishment of prices and/or exchange ratios; confirmation of anticipated tax consequences; approval by the boards of directors (including the independent directors) of each of the affected majority-owned subsidiaries; negotiation and execution of definitive purchase and sale or merger agreements; clearance, where necessary, by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions; and, where appropriate, fairness opinions from one or more investment banking firms on certain financial aspects of the transactions.

    The proposed reorganization can be summarized as follows. One or more of these transactions may not occur if the applicable conditions described above are not satisfied.

Reorganization of Biomedical Businesses

    The Company may transfer its wholly owned Thermo Biomedical group of subsidiaries to Thermedics. Thermedics is a majority-owned, publicly traded subsidiary of the Company. The Company would transfer the Thermo Biomedical subsidiaries to Thermedics in exchange for newly issued shares of common stock of Thermedics.

Realignment of Instrument Companies

    Thermedics may transfer to the Company its equity interests in Thermo Sentron Inc., Thermedics Detection Inc., and Thermo Voltek Corp., each presently majority-owned, publicly traded subsidiaries of Thermedics, in exchange for a portion of the shares of Thermedics held by the Company. The Company would then transfer its equity interests in Thermo Sentron and Thermedics Detection to Thermo Instrument in exchange for cash. Thermo Instrument is a majority-owned, publicly traded subsidiary of the Company.

    In addition, Metrika Systems Corporation and ONIX Systems, majority-owned, publicly traded subsidiaries of Thermo Instrument, and Thermo Sentron may merge to form one majority-owned, publicly traded subsidiary of Thermo Instrument. Shareholders of Metrika Systems, ONIX Systems, and Thermo Sentron would receive shares of common stock of the combined entity in exchange for their shares of common stock of Metrika Systems, ONIX Systems, and Thermo Sentron, respectively.

    ThermoSpectra Corporation, a majority-owned, publicly traded subsidiary of Thermo Instrument, and Thermedics Detection, may be taken private and become wholly owned subsidiaries of Thermo Instrument. The public shareholders of ThermoSpectra and Thermedics Detection would receive cash or newly issued shares of common stock of Thermo Instrument in exchange for their shares of common stock of ThermoSpectra and Thermedics Detection, respectively.

Consolidation of Industrial Outsourcing Companies

    The Randers Group Incorporated and ThermoRetec, both majority-owned, publicly traded subsidiaries of Thermo TerraTech, a majority-owned, publicly traded subsidiary of the Company, along with Thermo EuroTech N.V., a majority-owned, private subsidiary of Thermo TerraTech, may merge into Thermo TerraTech. Shareholders of each of Randers, ThermoRetec, and Thermo EuroTech would receive shares of common stock of Thermo TerraTech in exchange for their shares of common stock of Randers, ThermoRetec, and Thermo EuroTech, respectively.

Other Reorganizations

    Thermo Coleman, a majority-owned, private subsidiary of the Company, may merge into ThermoTrex, a majority-owned, publicly traded subsidiary of the Company. Shareholders of Thermo Coleman, including the Company, would receive newly issued shares of common stock of ThermoTrex in exchange for their shares of common stock of Thermo Coleman.

    Thermo Power, a majority-owned, publicly traded subsidiary of the Company, may be taken private and become a wholly owned subsidiary of the Company. The public shareholders of Thermo Power would receive cash or newly issued shares of common stock of the Company in exchange for their shares of common stock of Thermo Power.

10. Subsequent Events

Sale of Notes

    In October 1998, the Company issued and sold $150.0 million principal amount of 7 5/8% notes due 2008. Proceeds of $138.0 million were net of $10.4 million incurred on treasury rate lock agreements entered into by the Company to hedge the interest rate on the notes and other associated costs. As a result of the rate lock agreements and associated costs, the effective interest rate on the notes is 8.86%.

Equity Transactions

    In October 1998, in a series of transactions with an institutional counterparty, the Company sold put options for 3,334,000 shares of its common stock at an average exercise price per share of $14.14 and purchased call options for 1,667,000 shares of its common stock at an average exercise price per share of $14.90. The Company sold two put options for each call option purchased. No cash was exchanged as a result of these transactions. After completion of these transactions, the Company has a maximum potential obligation under the put options to buy back 3,334,000 shares for an aggregate of $47.1 million. These put and call options are exercisable only at maturity and expire between January and April 2000. The Company has the right to settle the put options by physical settlement of the options or by net share settlement using shares of the Company's common stock. The Company may, from time to time, enter into additional put and call option arrangements.

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

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Sales in the third quarter of 1998 were $977.2 million, an increase of $67.3 million, or 7%, over the third quarter of 1997. Segment income, excluding inventory write-downs of $8.6 million in 1998 and restructuring and other nonrecurring costs of $41.6 million and $2.5 million in 1998 and 1997, respectively, described below, decreased to $111.6 million in 1998 from $127.3 million in 1997. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest, and income taxes.) Operating income, which includes restructuring and other nonrecurring costs, decreased to $53.7 million in 1998 from $116.7 million in 1997.

Instruments

    Sales from the Instruments segment were $407.0 million in 1998, compared with $403.9 million in 1997. Sales increased due to acquisitions made by Thermo Instrument Systems Inc., which added $29.8 million in sales. This increase was substantially offset by a decrease in sales at existing businesses, including a decrease of $11.2 million at Thermo Optek Corporation, primarily due to lower sales to customers in Asia and to the semiconductor industry and a decrease of $8.2 million at ThermoSpectra Corporation, primarily due to the downturn in the semiconductor industry. In addition, certain other business units experienced lower demand, partially as a result of global economic conditions. In total, the unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which Thermo Instrument operates decreased revenues by $1.0 million in 1998. Backlog for the Instruments segment decreased $7.3 million during the first nine months of 1998 to $291.6 million. Backlog decreased primarily at Thermo Optek and ThermoSpectra, principally as a result of a decrease in demand in Asia and a slowdown in the semiconductor and related industries.

    Segment income margin (segment income margin is segment income as a percentage of sales), excluding restructuring and other nonrecurring costs of $21.9 million in 1998, decreased to 10.1% in 1998 from 15.0% in 1997, primarily due to $8.6 million of inventory write-downs for discontinued product lines and excess inventories caused by lower customer demand. In addition, segment income margin decreased due to higher costs relating to the opening and expansion of sales and service offices at certain business units of Thermo BioAnalysis Corporation and the effect of lower sales at certain business units without a proportional reduction in costs. The recent restructuring actions described below and in Note 8 of Notes to Consolidated Financial Statements will reduce costs in the future. Segment margin in 1997 included the unfavorable effect of an inventory write-off at ThermoSpectra. Restructuring and other nonrecurring costs of $21.9 million in 1998 were recorded by wholly and majority-owned businesses of Thermo Instrument, primarily for severance costs. Thermo Instrument expects to complete the implementation of its restructuring plan in the first half of 1999. In connection with the closing of certain facilities, Thermo Instrument expects to incur additional costs during the fourth quarter of 1998 and the first quarter of 1999 totaling $2.2 million.

Biomedical Products

    Sales from the Biomedical Products segment were $158.4 million in 1998, an increase of $15.5 million, or 11%, over the 1997 period. Sales increased $24.2 million due to the inclusion of revenues from acquired businesses. This increase was offset in part by a reduction in revenues at several existing businesses of Trex Medical Corporation due in part to shipment delays at two business units as customers renovate sites for delivery of certain large equipment. Such shipments are expected to occur primarily in the next two quarters. To a lesser extent, revenues decreased at ThermoLase Corporation primarily due to lower demand at its spa services business and the inclusion in 1997 of $1.5 million of fees from international licensing arrangements. Rather than continuing to open additional spas, ThermoLase intends to concentrate its resources on both increasing the capacity utilization of its existing spas and expanding its physicians' licensing program and international licensing arrangements. In response to the decrease in revenues, ThermoLase significantly reduced its prices in April 1998 in an attempt to establish an optimum price point that will result in increased demand and higher revenues. In addition, in June 1998, ThermoLase acquired The Greenhouse Spa, Inc., a full-service, luxury destination spa. Following this acquisition, ThermoLase closed four spas and announced its intention to convert its remaining eleven Spa Thira locations into full-service luxury day spas offering an expanded line of products and services. There can be no assurance that these strategies will be successful.

    Segment income, excluding restructuring and other nonrecurring costs of $8.2 million in 1998, decreased to $10.0 million in 1998 from $13.9 million in 1997. This decrease resulted from lower income at certain units of Trex Medical as a result of lower sales and a segment loss of $1.0 million at its newly acquired Trophy Radiologie subsidiary. Trex Medical is restructuring certain parts of Trophy Radiologie, including its sales and marketing function. Trophy Radiologie's sales during the third quarter of 1998 were adversely affected by these activities. In addition, higher marketing expenses to promote Trophy Radiologie as a Trex Medical company and a nonrecurring charge of $0.3 million related to the sale of inventories revalued at the date of acquisition contributed to Trophy Radiologie's segment loss. Also contributing to lower profitability was the effect of an increase in segment loss at ThermoLase to $6.4 million in 1998 from $5.2 million in 1997 resulting from a loss at its beauty products subsidiary due in part to an increase in promotional spending and other costs related to product introductions. These decreases in segment income were offset in part by the inclusion of segment income from acquired businesses. The effect of operating its spas below maximum capacity, as ThermoLase works to convert the spas into full-service, luxury day spas, will continue to have a negative effect on ThermoLase's segment income. Restructuring and other nonrecurring costs of $8.2 million in 1998 were recorded by ThermoLase in connection with the closure of four spas. The costs primarily represent a write-off of leasehold improvements and related spa assets and abandoned-facility payments (Note 8). The degree to which ThermoLase is successful in improving its profitability will affect the future of its remaining spas and the realizability of its related assets.

Advanced Technology

    Sales from the Advanced Technology segment increased 12% to $118.8 million in 1998 from $106.5 million in 1997. Revenues from Thermo Sentron Inc. increased to $29.1 million in 1998 from $19.5 million in 1997, primarily due to the inclusion of $11.0 million of sales from acquired businesses, offset in part by lower demand and the unfavorable effects of currency translation. Sales from ThermoTrex Corporation's contract research business units increased $5.0 million in 1998, primarily as a result of the inclusion of $3.3 million in sales from acquired businesses at its Trex Communications Corporation subsidiary. Sales at Thermo Coleman Corporation were $42.1 million in 1998, compared with $40.3 million in 1997. This increase resulted from higher revenues from government contracts, offset in part by a decline in sales at its Thermo Information Solutions Inc. subsidiary. The decrease in sales at Thermo Information Solutions was due to lower sales of kiosk units as a result of substantially exiting this business, offset in part by higher revenues from Internet-related services. Sales at Thermedics Detection Inc. decreased 10% to $23.6 million in 1998, primarily due to lower demand for laboratory products and near-infrared analyzers. Sales at Thermo Voltek Corp. decreased to $8.7 million in 1998 from $11.1 million in 1997, primarily as a result of lower demand for electromagnetic-compatibility test instruments, due in part to lower sales in Europe as well as unstable economic conditions in Asia.

    Segment income decreased to $8.0 million in 1998 from $10.9 million in 1997, excluding $1.4 million of nonrecurring charges in 1997. This decrease resulted from lower segment income at Thermedics Detection and Thermo Voltek, primarily due to lower sales, offset in part by an increase in profitability at Thermo Coleman as a result of higher sales. In 1997, Trex Communications incurred a charge of $1.4 million for the write-off of in-process technology associated with an acquisition.

Alternative Energy

    Sales from the Alternative Energy segment increased to $146.0 million in 1998 from $97.7 million in 1997. Revenues from Thermo Ecotek Corporation increased to $63.2 million in 1998 from $59.5 million in 1997. Thermo Ecotek's energy revenues decreased to $52.4 million in 1998 from $53.9 million in 1997. This decrease was due to $8.2 million of nonrecurring revenue in the 1997 period related to a contractual settlement with a utility under which Thermo Ecotek surrendered its rights to a power sales agreement. In the 1998 period, Thermo Ecotek had $1.9 million of nonrecurring revenue from fees received for the release of its rights to certain power-generating equipment. Excluding the nonrecurring revenues, Thermo Ecotek's energy revenues increased due to an increase in contractual energy rates at certain facilities and the inclusion of $1.6 million of revenues from newly acquired power operations in the Czech Republic. From various dates in 1998 onward, no further rate increases will occur at Thermo Ecotek's four energy facilities in California. Revenues from Thermo Ecotek's Thermo Trilogy Corporation biopesticide subsidiary increased $5.2 million to $10.8 million, primarily due to the inclusion of revenues from an acquired business. Sales at Thermo Power Corporation increased to $71.7 million in 1998 from $29.6 million in 1997, primarily due to the inclusion of $42.6 million of sales from acquired businesses, primarily Peek plc, acquired in November 1997.

    Segment income, excluding restructuring and other nonrecurring costs of $1.0 million in 1998, was $29.2 million in 1998, compared with $27.6 million in 1997. Thermo Ecotek's segment income was $22.6 million in 1998, compared with $25.5 million in 1997. This decrease resulted from $8.2 million of nonrecurring income in the 1997 period related to a contractual settlement with a utility, offset in part by nonrecurring income of $1.9 million in the 1998 period from fees received for the release of its rights to certain power-generating equipment. In addition, Thermo Ecotek's segment income was favorably impacted in 1998 by rate increases at certain facilities and higher profitability at Thermo Trilogy, primarily as a result of contributions from an acquired business. Segment income at Thermo Power, excluding restructuring and other nonrecurring costs, improved to $6.1 million in 1998 from $1.8 million in 1997, primarily due to contributions from Peek. Due to funding patterns of government entities, as well as seasonality, Peek has historically experienced higher sales and segment income in the second and fourth calendar quarters and lower amounts in the first and third calendar quarters. Restructuring and other nonrecurring costs of $1.0 million in 1998 were recorded by Thermo Power relating to a loss on discontinuance of its engines business (Note 8).

Industrial Outsourcing

    Sales in the Industrial Outsourcing segment were $87.3 million in 1998, an increase of $7.5 million, or 9%, over 1997. Revenues from Thermo TerraTech Inc.'s environmental-liability management services increased to $39.1 million in 1998 from $37.0 million in 1997, primarily due to the inclusion of $4.3 million of sales from acquired businesses and, to a lesser extent, greater demand at certain businesses. These increases were offset in part by a $5.5 million decrease in revenues at one of ThermoRetec Corporation's business units resulting from a decline in the number of contracts in process. Revenues from Thermo TerraTech's engineering and design services increased $2.4 million in 1998, primarily due to an increase in construction and labor management services. Sales of metallurgical services increased $1.8 million in 1998, principally due to increased demand.

    Segment income, excluding restructuring and other nonrecurring costs of $10.2 million in 1998, was $7.3 million in 1998, compared with $6.5 million in 1997. Segment income increased in 1998 principally as a result of the increase in sales of metallurgical services and improved profitability in that business. Restructuring and other nonrecurring costs of $10.2 million include $9.2 million of costs at ThermoRetec related to the closure of two soil-recycling facilities and $1.0 million for abandoned-facility payments at Thermo TerraTech relating to the consolidation of facilities (Note 8).

Paper Recycling

    Sales in the Paper Recycling segment decreased to $61.8 million in 1998 from $81.4 million in 1997. Sales from Thermo Fibertek Inc. decreased 12% to $59.7 million in 1998 from $67.6 million in 1997, primarily due to a decrease in revenues from its recycling and water-management businesses as a result of a decrease in demand in Asia and North America. These decreases were offset in part by the inclusion of $2.7 million of revenues from acquired businesses. The unfavorable effects of currency translation reduced Thermo Fibertek's revenues by $0.5 million in 1998. Sales from Thermo TerraTech's thermal-processing equipment business, sold in October 1997, were $9.9 million in 1997.

    Segment income margin, excluding restructuring and other nonrecurring costs of $1.1 million in 1997, was 12.0% in 1998, compared with 9.5% in 1997. This increase primarily resulted from improvements at Thermo Fibertek and the inclusion in 1997 of lower segment income margins from Thermo TerraTech's thermal-processing equipment business. Thermo Fibertek recorded restructuring and other nonrecurring costs of $1.1 million in 1997, primarily for severance costs.

Gain on Issuance of Stock by Subsidiaries

    The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries and the issuance of stock by subsidiaries upon conversion of convertible debentures, the Company records gains that represent the increase in the Company's net investment in the subsidiaries and are classified as "Gain on issuance of stock by subsidiaries" in the accompanying statement of income. These gains have represented a substantial portion of the net income reported by the Company in certain periods. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to generate gains from such transactions in the future. In the third quarter of 1998, Thermo BioAnalysis repurchased shares of its common stock, which resulted in a reversal of $2.4 million of previously recorded gains (Note 2). The Company recorded gains of $18.6 million in 1997 as a result of subsidiary stock transactions. The Company recorded minority interest income of $2.7 million in 1998 and minority interest expense of $20.8 million in 1997. Minority interest includes $0.4 million of income in 1998 and $5.1 million of expense in 1997 related to a gain reversal and gains, respectively, recorded by the Company's majority-owned subsidiaries as a result of stock transactions by their subsidiaries.

Income Taxes

    Excluding nontaxable gains from issuance of subsidiary stock and, in 1998, the effect of a write-off of $6.9 million of tax assets, the Company's effective tax rates were 58% and 43% in the 1998 and 1997 periods, respectively. The tax assets were at ThermoLase and consisted primarily of tax loss carryforwards (Note 8). The effective tax rate increased in 1998 primarily as a result of the larger relative effect of nondeductible expenses, including amortization of cost in excess of net assets of acquired companies, due to lower income as a result of restructuring and related costs recorded in the 1998 period. In both periods, the effective tax rates exceed the statutory federal income tax rate primarily due to nondeductible expenses and state income taxes.

First Nine Months 1998 Compared With First Nine Months 1997

    Sales in the first nine months of 1998 were $2,869.2 million, an increase of $320.9 million, or 13%, over the first nine months of 1997. Segment income, excluding inventory write-downs of $8.6 million and restructuring and other nonrecurring costs of $45.7 million in 1998 and $7.5 million in 1997, described below, increased to $329.4 million in 1998 from $310.6 million in 1997. Operating income, which includes restructuring and other nonrecurring costs, was $251.5 million in 1998, compared with $279.1 million in 1997.

Instruments

    Sales from the Instruments segment increased $72.1 million, or 6%, to $1,210.3 million in 1998. Sales increased due to acquisitions made by Thermo Instrument, which added $122.3 million of sales in 1998. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which Thermo Instrument operates decreased revenues by $16.3 million in 1998. Revenues decreased $18.9 million at Thermo Optek as a result of the reasons discussed in the results of operations for the third quarter. At

ThermoQuest, revenues from Asia decreased $12.0 million due to economic uncertainty in that region. In addition, revenues from ThermoSpectra's existing businesses decreased due to lower sales to the semiconductor industry.

    Segment income margin, excluding restructuring and other nonrecurring costs of $23.3 million in 1998 and $0.8 million in 1997, decreased to 13.4% in 1998 from 14.6% in 1997, primarily due to the reasons discussed in the results of operations for the third quarter. Segment income margin in the 1997 period included the unfavorable effect of an adjustment to expense of $3.2 million relating to the sale of inventories revalued at the time of the acquisition of Life Sciences International PLC and an inventory write-off at ThermoSpectra. Restructuring and other nonrecurring costs of $21.9 million in 1998 are discussed in the results of operations for the third quarter. In addition, Thermo Instrument recorded $1.4 million of costs relating to the resolution of an arbitration proceeding concluded during the second quarter of 1998 (Note 8). Restructuring and other nonrecurring costs of $0.8 million in 1997 represent severance for employees terminated at one of ThermoSpectra's business units.

Biomedical Products

    Sales from the Biomedical Products segment were $489.9 million in 1998, an increase of $65.5 million, or 15%, over the 1997 period. Sales increased due to the inclusion of $55.9 million of sales from acquired businesses as well as increased demand at Trex Medical, Bird Medical Technologies, Inc. and, to a lesser extent, Thermo Cardiosystems Inc. These increases were offset in part by a decrease in revenues of $10.0 million at ThermoLase. This decrease was primarily due to lower demand at ThermoLase's spa services business, the inclusion in 1997 of $3.9 million of fees from international licensing arrangements and, to a lesser extent, lower revenues from the sale of beauty products.

    Segment income, excluding restructuring costs of $10.9 million in 1998, increased to $43.4 million in 1998 from $34.0 million in 1997. This increase resulted substantially from improvements at existing businesses, primarily at Bird Medical and Trex Medical, as a result of higher revenues and, to a lesser extent, the inclusion of segment income from acquired businesses. These increases were offset in part by an increase in segment loss at ThermoLase to $20.3 million in 1998 from $15.9 million in 1997, primarily due to a decrease in revenues, as well as increased fixed costs associated with operating more spas and operating losses from its beauty products subsidiary compared with profitable operations in the prior year. Restructuring costs of $10.9 million in 1998 include $10.2 million recorded by ThermoLase in connection with the closure of four spas and certain actions including the relocation of ThermoLase's headquarters to Texas where it maintains another facility. In addition, $0.7 million of restructuring costs, primarily for severance, were recorded by SensorMedics Corporation in connection with the reorganization of a subsidiary in the Netherlands.

Advanced Technology

    Sales from the Advanced Technology segment increased to $328.1 million in 1998 from $302.9 million in 1997. Revenues from Thermo Sentron increased to $69.7 million in 1998 from $56.0 million in 1997, primarily due to the inclusion of $14.5 million of sales from acquired businesses and, to a lesser extent, increased demand, offset in part by the unfavorable effects of currency translation. Sales from ThermoTrex's business units increased $14.7 million in 1998, primarily as a result of the inclusion of $10.2 million in sales from acquired businesses at its Trex Communications subsidiary and, to a lesser extent, higher revenues from government contracts. Sales at Thermo Coleman were $120.5 million in 1998, compared with $115.9 million in 1997. This increase was due to higher revenues from government contracts, offset in part by a decline in sales at Thermo Information Solutions. The decrease in sales at Thermo Information Solutions was due to lower sales of kiosk units as a result of substantially exiting this business, offset in part by higher revenues from Internet-related services. Sales at Thermedics Detection decreased 8% to $71.2 million in 1998, primarily due to lower sales of its Alexus systems in connection with the fulfillment in 1997 of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base. Sales at Thermo Voltek decreased to $30.8 million in 1998 from $32.7 million in 1997, due to lower demand for electromagnetic-compatibility test instruments in Europe and Asia.

    Segment income, excluding nonrecurring costs of $1.4 million in 1997, decreased to $22.0 million in 1998 from $26.8 million in 1997. This decrease resulted primarily from lower segment income at Thermedics Detection due to lower sales and at Trex Communications due to higher administrative costs as a result of expanding its management team. Nonrecurring costs of $1.4 million in the 1997 period are discussed in the results of operations for the third quarter.

Alternative Energy

    Sales from the Alternative Energy segment increased to $396.1 million in 1998 from $265.5 million in 1997. Revenues from Thermo Ecotek increased to $161.2 million in 1998 from $141.7 million in 1997, primarily due to higher contractual energy rates at certain facilities and the inclusion of $6.0 million of revenues from newly acquired power operations in the Czech Republic. In addition, the 1998 period includes $1.9 million of nonrecurring revenue from fees received for the release of its rights to certain power-generating equipment, while the 1997 period includes $8.2 million of nonrecurring revenue from a contractual settlement with a utility. Revenues from Thermo Ecotek's Thermo Trilogy biopesticide subsidiary increased to $26.6 million in 1998 from $15.0 million in 1997, primarily due to the inclusion of revenues from an acquired business. Sales at Thermo Power increased to $205.2 million in 1998 from $92.3 million in 1997, due to the inclusion of $115.9 million of sales from acquired businesses, primarily Peek, acquired in November 1997. Sales at Peter Brotherhood Ltd. declined to $29.7 million in 1998 from $31.6 million in 1997, due to the disposal of several business units in 1997.

    Segment income, excluding restructuring and other nonrecurring costs of $1.0 million in 1998 and income of $3.7 million in 1997, was $53.0 million in 1998, compared with $44.9 million in 1997. Thermo Ecotek's segment income was $39.6 million in 1998, compared with $39.1 million in 1997. The increase resulted primarily from higher contractual energy rates at certain facilities, nonrecurring income of $1.9 million described above, the inclusion of results of the newly acquired Czech Republic power operations, and improved profitability at Thermo Trilogy. These increases were substantially offset by $8.2 million of nonrecurring income in the 1997 period related to a contractual settlement with a utility. Segment income at Thermo Power, excluding restructuring and other nonrecurring costs, improved to $12.8 million in 1998 from $3.8 million in 1997, primarily due to contributions from Peek. Restructuring and other nonrecurring costs of $1.0 million were recorded by Thermo Power relating to a loss on discontinuance of its engines business (Note 8). Restructuring and other nonrecurring income, net, of $3.7 million in 1997, consisted of $5.0 million of previously established litigation reserves that were reversed upon settlement of a related matter and $1.3 million of costs, primarily for severance, related to restructuring activities at Peter Brotherhood.

Industrial Outsourcing

    Sales in the Industrial Outsourcing segment were $256.4 million in 1998, an increase of $34.8 million, or 16%, over 1997. Revenues from Thermo TerraTech's environmental-liability management services increased to $115.4 million in 1998 from $98.2 million in 1997, primarily due to higher demand at certain business units and, to a lesser extent, the inclusion of $13.5 million of sales from acquired businesses. These increases were offset in part by a $14.4 million decrease in revenues at one of ThermoRetec's business units resulting from a decline in the number of contracts in process. Revenues from Thermo TerraTech's engineering and design services increased $9.3 million in 1998 due to the inclusion of $7.4 million of revenues from an acquired business and, to a lesser extent, an increase in construction and labor management services. Sales of metallurgical services increased $6.7 million in 1998, principally due to increased demand for existing services.

    Segment income, excluding restructuring and other nonrecurring costs of $10.2 million in 1998 and $7.8 million in 1997, was $16.1 million in 1998, compared with $16.7 million in 1997. Segment income declined in 1998 due to a loss incurred at one of ThermoRetec's business units due to losses on certain remedial-construction contracts and a decline in the number of contracts in process. This decrease in segment income was offset in part by higher segment income from other business units within the segment, principally due to higher revenues. Restructuring and other nonrecurring costs of $10.2 million in 1998 (Note 8) and $7.8 million in 1997 were recorded to write down certain capital equipment and intangible assets, including cost in excess of net assets of acquired companies, in response to a severe downturn in ThermoRetec's soil-recycling business. This resulted in the closure of two soil-recycling sites during 1997 and two additional sites in 1998. In addition, the 1998 charge included

$1.0 million for abandoned-facility payments at Thermo TerraTech relating to the consolidation of facilities. The 1997 charge also included a component in response to reduced cash flows at certain other sites, such that analysis indicated that the investment in these assets would not be recovered.

Paper Recycling

    Sales in the Paper Recycling segment decreased to $193.4 million in 1998 from $202.7 million in 1997. Sales from Thermo Fibertek increased to $185.6 million in 1998 from $166.8 million in 1997, primarily due to an increase in revenues of $21.4 million from Thermo Black Clawson, acquired in May 1997. An increase in revenues from Thermo Black Clawson due to the inclusion of revenues for the full nine-month period in 1998 was offset in part by a decrease in its revenues from Asia and North America due to lower demand and a decrease in revenues from Thermo Fibertek's water-management business. In addition, the unfavorable effects of currency translation reduced Thermo Fibertek's revenues by $3.0 million in 1998. Sales from Thermo TerraTech's thermal-processing equipment business, sold in October 1997, were $25.3 million in 1997.

    Segment income margin, excluding restructuring costs of $1.1 million in 1997, was 12.6% in 1998, compared with 10.7% in 1997. This increase primarily resulted from improvements at Thermo Fibertek and the inclusion in 1997 of lower segment income margins from Thermo TerraTech's thermal-processing equipment business. Thermo Fibertek recorded restructuring and other recurring costs of $1.1 million in 1997, primarily for severance costs.

Gain on Issuance of Stock by Subsidiaries

    As a result of the sale of stock by subsidiaries and the issuance of stock by subsidiaries upon conversion of convertible debentures, the Company recorded gains of $51.8 million in 1998 (Note 2) and $67.5 million in 1997. Minority interest expense decreased to $38.0 million in 1998 from $52.7 million in 1997. Minority interest expense includes $13.9 million in 1998 and $17.0 million in 1997 related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries.

Income Taxes

    Excluding nontaxable gains from issuance of subsidiary stock and, in 1998, the effect of a write-off of $6.9 million of tax assets, the Company's effective tax rates were 48% and 43% in the 1998 and 1997 periods, respectively. The tax assets were at ThermoLase and consisted primarily of tax loss carryforwards (Note 8). The effective tax rate increased in 1998 primarily as a result of the larger relative effect of nondeductible expenses, including amortization of cost in excess of net assets of acquired companies, due to lower income as a result of restructuring and related costs recorded in the third quarter of 1998. In both periods, the effective tax rates exceed the statutory federal income tax rate primarily due to nondeductible expenses and state income taxes.

Liquidity and Capital Resources

    Consolidated working capital was $2,146.8 million at October 3, 1998, compared with $2,002.0 million at January 3, 1998. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1,552.0 million at October 3, 1998, compared with $1,522.7 million at January 3, 1998. In addition, the Company had $96.2 million of long-term available-for-sale investments at October 3, 1998, compared with $63.3 million at January 3, 1998. Of the total $1,648.2 million of cash, cash equivalents, and short- and long-term available-for-sale investments at October 3, 1998, $1,305.4 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries (Note 10).

    Cash provided by operating activities was $218.9 million during the first nine months of 1998. Cash of $36.5 million was used to fund increases in inventories, principally at Thermo Instrument and Trex Medical. The increase at Thermo Instrument was primarily due to replenishing year-end inventory levels at ThermoQuest's European sales offices and increasing inventory levels at certain of Thermo Instrument's subsidiaries in preparation for new product releases. To a lesser extent, Thermo Instrument's inventories increased at one of its subsidiaries due to longer production cycles and at another subsidiary due to a decrease in sales in Asia. The increase in inventories at Trex Medical resulted primarily from lower than anticipated sales and, to a lesser extent, an increase in inventories in anticipation of a new product release. In addition, the Company used $29.0 million of cash to fund a decrease in accounts payable, resulting principally from the timing of payments. An increase in other current assets used $19.6 million of cash, primarily due to an increase in unbilled costs and fees as result of the timing of billings on percentage-of-completion contracts and, to a lesser extent, an increase in prepaid income taxes. A decrease in accounts receivable provided $15.3 million of cash, primarily at Thermo Instrument. This decrease resulted principally from lower revenues at Thermo Optek and Thermo BioAnalysis, management efforts to improve collections at Thermo Optek, and the timing of collections at Metrika Systems. The decrease in accounts receivable was offset in part by an increase at Trex Medical, primarily due to slower customer payment patterns as a result of increased export and direct sales at a majority of its operations and a shift from OEM sales to direct and dealer sales at one of its subsidiaries.

    During the first nine months of 1998, the Company's primary investing activities, excluding available-for-sale investments activity, included acquisitions and the purchase of property, plant, and equipment. During the first nine months of 1998, the Company expended $177.7 million, net of cash acquired, for acquisitions and expended $108.8 million for purchases of property, plant, and equipment.

    The Company's financing activities provided $124.6 million of cash during the first nine months of 1998. Net proceeds from the issuance of long-term obligations totaled $244.6 million. Net proceeds from the issuance of Company and subsidiary stock, which includes $290.2 million of proceeds from the April 1998 sale of Company common stock (Note 7), totaled $475.4 million. In addition, the Company used $55.0 million of cash for the repayment of long-term obligations and $28.4 million of cash to fund a decrease in short-term notes payable. In October 1998, the Company issued $150.0 million principal amount of notes for net proceeds of $138.0 million (Note 10).

    During the first nine months of 1998, an aggregate principal amount of $18.3 million of subsidiary convertible obligations were converted into shares of subsidiary common stock.

    During the first nine months of 1998, the Company and certain of its majority-owned subsidiaries expended $508.7 million to purchase common stock of the Company and common stock and debentures of certain of the Company's majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company's and certain majority-owned subsidiaries' Boards of Directors. As of October 3, 1998, $117.2 million remained under the Company's authorization and $90.8 million and 573,000 shares remained under authorizations of the Company's majority-owned subsidiaries. In addition to these authorizations, Thermedics Inc. has presented a proposal to its Thermo Voltek subsidiary to acquire, through a merger, all of the outstanding shares of Thermo Voltek's common stock that Thermedics does not own, including the redemption of Thermo Voltek's $5.3 million principal amount of 3 3/4% subordinated convertible debentures due 2000, for a total transaction cost estimated to be approximately $27 million. The Company may also expend additional amounts to complete its reorganization plans (Note 9).

    The Company has no material commitments for purchases of property, plant, and equipment and expects that for the remainder of 1998, such expenditures will approximate the current level of expenditures. Since October 3, 1998, the Company and its majority-owned subsidiaries have expended $27.8 million on acquisitions of businesses and as of November 11, 1998, the Company's majority-owned subsidiaries had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $70 million. Proposed acquisitions of new businesses are subject to various conditions to closing, and there can be no assurance that all proposed transactions will be consummated.

Market Risk

    The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1997.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading material internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its significant noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its material internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on page immediately preceding exhibits.

(b) Reports on Form 8-K

    On July 7, 1998, the Company filed a Current Report on Form 8-K with respect to the Company's anticipated total gains from the issuance of stock by the Company's subsidiaries for the quarter ended July 4, 1998.

    On July 22, 1998, the Company filed a Current Report on Form 8-K with respect to the Company's expected operating income for the quarter ended July 4, 1998.

    On September 3, 1998, the Company filed a Current Report on Form 8-K with respect to changes in the executive management of the Company.

    On September 15, 1998, the Company filed a Current Report on Form 8-K with respect to the retirement of the Company's Chief Financial Officer.

    On September 30, 1998, the Company filed a Current Report on Form 8-K with respect to restructuring and other charges at the Company.

                           THERMO ELECTRON CORPORATION
                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of November 1998.

                                       THERMO ELECTRON CORPORATION



                                       Paul F. Kelleher
                                       ------------------------------
                                       Paul F. Kelleher
                                       Senior Vice President, Finance
                                         and Administration



                                       John N. Hatsopoulos
                                       ------------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
------------------------------------------------------------------------------
   3       By-laws of the Registrant, as amended.

  4.1 Indenture dated as of October 29, 1998, by and between the Registrant and Bankers Trust Company, as Trustee, relating to the issuance of senior debt securities by the Registrant (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 29, 1998, filed with the Securities and Exchange Commission on October 30, 1998, and incorporated herein by reference).

  4.2 First Supplemental Indenture dated as of October 29, 1998, by and between the Registrant and Bankers Trust Company, as Trustee, relating to the issuance by the Registrant of $150,000,000 aggregate principal amount of its 7.625% Notes due 2008 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated October 29, 1998, filed with the Securities and Exchange Commission on October 30, 1998, and incorporated herein by reference).

  10.1 Thermo Electron Corporation 1998 Executive Retention Plan/Form of Executive Retention Agreement.

  10.2 Letter Agreement dated as of September 15, 1998, between the Registrant and Mr. John N. Hatsopoulos.

  27       Financial Data Schedule.