Form 10-Q/A
period 1998-10-03
THERMO ELECTRON CORP
filed 1998-11-19
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

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

                           THERMO ELECTRON CORPORATION

PART II - OTHER INFORMATION

Item 6 - Exhibits

(a)  Exhibits

    See Exhibit Index on page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 19th day of November 1998.

                                       THERMO ELECTRON CORPORATION




                                       Paul F. Kelleher
                                       -------------------------------
                                       Paul F. Kelleher
                                       Senior Vice President, Finance
                                         and Administration

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-----------------------------------------------------------------------------
   3       By-laws of the Registrant, as amended.