Form 10-K
period 1999-01-02
THERMO ELECTRON CORP
filed 1999-03-23
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended January 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                       Commission file number 1-8002

                        THERMO ELECTRON CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware                                                         04-2209186
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $2,569,399,000.

As of January 29, 1999, the Registrant had 158,133,782 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1.    Business

(a)   General Development of Business

    Thermo Electron Corporation and its subsidiaries (the Company or the Registrant) develop and manufacture a broad range of products that are sold worldwide. The Company is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. The Company also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies. The Company performs its business through wholly owned subsidiaries and divisions, as well as majority-owned subsidiaries that are partially owned by the public or private investors.

    A key element in the Company's growth has been its ability to commercialize innovative products and services emanating from research and development activities conducted by its various subsidiaries. The Company's strategy has been to identify business opportunities arising from social, economic, and regulatory issues, and to seek a leading market share through the application of proprietary technology. As part of this strategy, the Company has acquired complementary businesses that can be integrated into its existing core businesses to leverage access to new markets.

    The Company believes that maintaining an entrepreneurial atmosphere is essential to its continued growth and development. To preserve this atmosphere, the Company adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. The Company's wholly and majority-owned subsidiaries are provided with centralized corporate development, administrative, financial, and other services that would not be available to many independent companies of similar size. As of March 19, 1999, the Company had 29 subsidiaries that have sold minority equity interests, 23 that are publicly traded and 6 that are privately held. In addition, in February 1999, the Company's Thermo Instrument Systems Inc. subsidiary completed the acquisition of Spectra-Physics AB, which has an 80%-owned public subsidiary, Spectra-Physics Lasers, Inc.

    During 1998, the Company announced a proposed reorganization involving the Company and certain of its subsidiaries. The goals of the proposed reorganization include consolidating and strategically realigning certain businesses to enhance their competitive market positions and improve management coordination and increasing liquidity in the public markets by providing larger market floats for the Company's publicly traded subsidiaries. If completed as proposed, the reorganization would reduce the number of the Company's majority-owned public subsidiaries from 23 to 16, excluding Spectra-Physics Lasers, Inc. Each component of the reorganization is subject to numerous conditions, as outlined in Note 17 to Consolidated Financial Statements in the Registrant's 1998* Annual Report to Shareholders, which information is incorporated herein by reference.

    The Company is a Delaware corporation and was incorporated in 1956. The Company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to
--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Segments

    Financial information concerning the Company's segments is summarized in
Note 14 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c) Description of Business

    (i)    Principal Products and Services

    The Company's products and services are divided into four segments:
Measurement and Detection, Biomedical and Emerging Technologies, Energy and Environment, and Recycling and Resource Recovery. Products or services within a particular segment are provided by more than one subsidiary, and the businesses of one subsidiary (Thermedics Inc.) are included in two segments. The principal products and services offered by the Company in the four industry segments are described below.

Measurement and Detection

    This segment includes the following businesses:
    Thermo Instrument Systems Inc. and all of its subsidiaries:
       Metrika Systems Corporation
       ONIX Systems Inc.
       Thermo BioAnalysis Corporation
       Thermo Optek Corporation
       ThermoQuest Corporation
       ThermoSpectra Corporation
       Thermo Vision Corporation

    and certain public subsidiaries of Thermedics Inc.:
       Thermedics Detection Inc.
       Thermo Sentron Inc.
       Thermo Voltek Corp.

Thermo Instrument Systems Inc.

    Thermo Instrument, a majority-owned public subsidiary of the Company, is a worldwide leader in the development, manufacture, and marketing of measurement instruments used to monitor, collect, and analyze information. These systems are used for multiple applications in a range of industries, including industrial processing, food and beverage production, life sciences research, and medical diagnostics.

    Thermo Instrument historically has expanded both through the acquisition of companies and product lines, and through the internal development of new products and technologies. During the past several years, Thermo Instrument has completed a number of key acquisitions that have provided complementary technologies, specialized manufacturing or product-development expertise, and broader capabilities in marketing and distribution.

    In February 1999, Thermo Instrument completed the acquisition of Spectra-Physics AB, a Swedish company that manufactures a wide range of laser-based instrumentation systems, primarily for the process-control, industrial measurement, construction, research, commercial, and government markets. Spectra-Physics reported revenues of $442 million in 1998 and has operations throughout North America and Europe, and a presence in the Pacific Rim. Spectra-Physics had approximately 17.6 million shares outstanding. The aggregate cost for Spectra-Physics will total approximately $355 million.

    Thermo Instrument adopted the Company's spinout strategy in an effort to more clearly focus its many measurement and detection technologies on specific market niches. Excluding Spectra-Physics Lasers, Inc., a public subsidiary of Spectra-Physics, Thermo Instrument has seven majority-owned public subsidiaries, described below.

    Metrika Systems manufactures on-line process-optimization systems that provide real-time nondestructive analysis of the composition of raw materials in basic-materials production processes including coal, cement, and minerals. In addition, Metrika Systems manufactures advanced systems used principally by manufacturers of finished flat metals, such as sheet metal, and web materials, such as rubber, plastic foils, and glass to measure and control parameters such as thickness and coating weight.

    ONIX Systems designs, develops, markets, and services sophisticated field-measurement instruments and on-line sensors for process-control industries, particularly the oil and gas industry. These systems provide real-time data collection, analysis, and local control functions to enhance production efficiency, improve process and quality control, ensure regulatory compliance, and increase employee safety.

    Thermo BioAnalysis develops, manufactures, and markets instruments, consumables, and information-management systems used in pharmaceutical research and production, and in clinical diagnostics, including point-of-care test kits for rapid diagnosis of certain illnesses.

    Thermo Optek is a worldwide leader in spectroscopy instrumentation for molecular and elemental analysis based upon energy and light measurements, as well as systems for materials sciences including surface analysis, characterization, preparation, and physical-properties analysis.

    ThermoQuest is a leading manufacturer of mass spectrometers, liquid chromatographs, and gas chromatographs for the pharmaceutical, environmental, and industrial marketplaces. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultratrace levels of detection. ThermoQuest also supplies scientific equipment for the preparation and preservation of chemical samples, and consumables for the chromatography industry.

    ThermoSpectra develops, manufactures, and markets precision imaging and inspection, temperature-control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems to address specific needs.

    Thermo Vision designs, manufactures, and markets a diverse array of photonics products (light-based technologies) including optical components, imaging sensors and systems, lasers, optically based instruments, opto-electronics, and fiber optics. These products are used in applications including medical diagnostics and analytical instrumentation; semiconductor manufacturing; X-ray imaging; physics, chemistry, and biology research; and telecommunications.

    Thermo Instrument also includes wholly owned businesses, which produce instruments and complete systems for detecting and monitoring environmental pollutants from industrial and mobile sources, for worker safety, and for detecting radioactive contamination.

Thermedics Inc.

    Three majority-owned public subsidiaries of Thermedics, a majority-owned public subsidiary of the Company, manufacture measurement and detection instruments.

    Thermedics Detection develops, manufactures, and markets high-speed on-line analysis systems used for product quality assurance, laboratory analysis, and security. Thermedics Detection provides X-ray imaging systems that monitor a wide range of containers for fill volume, net volume, and package integrity, as well as systems that detect trace amounts of contaminants in refillable bottles, for the beverage, food, and other industries. Thermedics Detection also makes instruments that measure moisture and other product components, including fat, protein, and solvents, in numerous consumer and industrial products, along with electrode-based chemical-measurement systems used in the agricultural, biomedical research, food processing, pharmaceutical, water-treatment, and other industries. The company also offers an ultrahigh-speed gas chromatograph that permits manufacturers to conduct laboratory-quality analysis for near-on-line process-control applications. In addition, Thermedics Detection makes security instruments that use trace particle- and vapor-detection techniques for forensics, search, and screening applications.

    Thermo Sentron designs and manufactures high-speed precision-weighing and inspection equipment for two principal markets, packaged goods and bulk materials, that use its products to meet quality and productivity objectives. The company's checkweighers and metal detectors are used primarily by the food-processing, pharmaceutical, and mail-order industries. Its bulk-materials product line includes conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, and sampling systems sold to the mining and material-processing industries, as well as to electric utilities and chemical and other manufacturers. With its June 1998 acquisition of the product-monitoring group of Graseby Limited, a subsidiary of Smiths Industries plc, Thermo Sentron broadened its core product lines and also added the production of thermal printers that apply information such as bar codes, lot numbers, and "sell by" dates to labels on food and pharmaceutical products.

    Thermo Voltek designs, manufactures, and markets test instruments and a range of products related to power amplification, conversion, and quality. Thermo Voltek's power products are used in communications, broadcast, research, and medical imaging applications. Its test instruments allow manufacturers of electronic systems and integrated circuits to test for electromagnetic compatibility.

Biomedical and Emerging Technologies

    This segment primarily includes the following businesses:
       Thermo Biomedical
       Certain subsidiaries of Thermedics Inc., including its public subsidiary
         Thermo Cardiosystems Inc.
       ThermoTrex Corporation
         Trex Medical Corporation
         ThermoLase Corporation
       Thermo Coleman Corporation

    This segment comprises a number of diverse businesses, both wholly and publicly owned, that supply a wide range of medical products such as medical systems and devices for diagnostic imaging, cardiovascular support, respiratory care, neurodiagnostics, sleep analysis, wireless patient monitoring, and hemostasis management. The Company's biomedical products are provided to hospitals, clinics, universities, private-practice medical offices, and medical research facilities.

Thermo Biomedical

    Thermo Biomedical consists of a group of wholly owned companies that serve a range of healthcare markets. Bear Medical Systems Inc. designs, manufactures, and markets respiratory products, primarily ventilators, for pediatric and adult care. Bird Medical Technologies, Inc. develops, manufactures, and sells respiratory-care equipment and accessories and infection-control products. Medical Data Electronics, Inc. is a manufacturer of wireless, portable patient-monitoring systems. Nicolet Biomedical Inc. is a leading manufacturer of instruments for assessing muscle, nerve, sleep, hearing, and brain blood-flow disorders, various neurologic disorders, and for related work in clinical neurophysiology. Nicolet Biomedical is also a leading manufacturer of products used to evaluate peripheral vascular disease, as well as products to detect fetal heartbeat. SensorMedics Corporation is a leading provider of systems for pulmonary function diagnosis, and a producer of respiratory gas analyzers, physiological testing equipment, and automated sleep-analysis systems.

    The Company's wholly owned Tecomet Inc. subsidiary provides specialty-metals fabrication services required for biocompatible orthopedic devices used in human joint reconstruction and trauma surgeries, surgical tools, and for high-quality aerospace and other commercial applications.

Thermedics Inc.

    Thermo Cardiosystems, a majority-owned public subsidiary of Thermedics, and the wholly owned businesses of Thermedics also manufacture biomedical products.

    Thermo Cardiosystems has developed an implantable left ventricular-assist system (LVAS) called HeartMate(R) that, when implanted alongside the natural heart, is designed to take over the pumping function of the left ventricle for patients whose hearts are too damaged or diseased to produce adequate blood flow. Thermo Cardiosystems has two versions of the LVAS: a pneumatic (or air-driven) system that can be controlled by either a bedside console or portable unit, and an electric system that features an internal electric motor powered by an external battery-pack worn by the patient.

    The air-driven HeartMate system has received both the European Conformity
(CE) Mark and U.S. Food and Drug Administration (FDA) approval for commercial sale. The electric version of the LVAS, which also holds the CE Mark, was granted FDA approval in September 1998 for use as a bridge to transplant. In Europe, the electric device is used both as a bridge to transplant and as an alternative to medical therapy.

    Thermo Cardiosystems is also pursuing the development of next-generation devices, including high-speed rotary blood pumps that are relatively small and could potentially provide cardiac support in small adults and children.

    Thermo Cardiosystems is also a leading manufacturer of hemostasis-management products, including blood coagulation-monitoring instruments, and also supplies skin-incision devices used to draw small blood samples precisely and with minimal discomfort.

    Thermedics' wholly owned businesses provide proprietary thermoplastic polyurethanes used in medical disposables and industrial products, and enteral-feeding systems for patients who are unable to feed themselves but do not require intravenous support.

ThermoTrex Corporation

    ThermoTrex, a majority-owned public subsidiary of the Company, including two majority-owned public subsidiaries, are included in the Biomedical and Emerging Technologies segment.

    Trex Medical, a public subsidiary of ThermoTrex, designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems; general-purpose and specialized medical X-ray equipment, including imaging systems used during interventional cardiac procedures such as balloon angioplasty; and dental X-ray systems. Trex Medical sells its systems worldwide principally through a network of independent dealers and, to a lesser extent, on a direct basis. In addition, Trex Medical manufactures breast-biopsy and X-ray systems as an original equipment manufacturer for other medical equipment companies such as the General Electric Company.

    In early December 1997, Trex Medical submitted a 510(k) application to the FDA seeking clearance to market its digital imaging system for mammography, believing that this advanced technology could help radiologists manipulate and enhance image quality to scrutinize subtle differences that may otherwise go undetected on film-based X-rays. In December 1998, the FDA withdrew Trex Medical's application on the basis that it was unable to determine substantial equivalence between full-field digital mammography and conventional film-based systems from the data provided. In January 1999, the FDA deemed the application active again; however, Trex Medical will be required to submit additional information.

    ThermoLase, also a public subsidiary of ThermoTrex, developed a patented hair-removal system called SoftLight(R), for which it received FDA clearance in April 1995. The SoftLight system uses a low-energy dermatology laser in combination with a lotion to remove hair. In May 1998, ThermoLase received 510(k) clearance from the FDA to use the SoftLight laser for cosmetic skin resurfacing.

    ThermoLase had initially implemented a strategy of offering its laser-based hair-removal services through a network of spas and through physician licensees. However, because results in the marketplace would not support the company's premium pricing structure and its substantial infrastructure costs, ThermoLase has reassessed its strategy and repositioned its offerings.

    ThermoLase added its new skin-resurfacing service, and in June 1998, acquired The Greenhouse Spa, Inc. in an effort to bring traditional destination spa services to its day spa network. Of its 15 original spas, ThermoLase announced the closure of three in the U.S. and one overseas, with the remaining domestic spas now operating under the Greenhouse name. ThermoLase is evaluating the performance of individual spas to determine which are most viable under the Greenhouse format and, if appropriate, will close or sell additional spas.

    Through its wholly owned Creative Beauty Innovations (CBI) subsidiary, ThermoLase also offers personal-care products such as lotions, cleansers, and energy drinks that are sold through the Greenhouse Spas and other high-end salons, department stores, and discount chains under both CBI brand names and private labels.

    Trex Communications Corporation, a majority-owned privately held subsidiary of ThermoTrex, manufactures and markets ground-based satellite communication systems and related components and has developed and is in early-stage testing of its laser communications technology designed to move very large amounts of data quickly, via lasers without the need for wires or licensing from the Federal Communications Commission.

    ThermoTrex, through a wholly owned business conducts sponsored research and development with the goal of commercializing new products based on advanced technologies developed in its laboratories. Sponsored research and development, conducted principally for the U.S. government, includes basic and applied research in communications, avionics, digital imaging, signal processing, advanced-materials technology, and lasers.

    ThermoTrex is currently developing a number of additional technologies that it believes may have future commercial potential. These include a passive millimeter-wave camera intended to see through clouds and fog and certain opaque objects to enhance safety in aerial navigation, a space surveillance system designed to produce high-resolution images of low-earth-orbit satellites, a rapid optical beam steering laser radar system, and direct-detection digital imaging technology for certain medical imaging fields.

Thermo Coleman Corporation

    Thermo Coleman, a majority-owned privately held subsidiary of the Company, provides systems engineering, technology support, and information-technology services and products to government and commercial markets. Thermo Coleman also provides defense- and environmental-systems engineering, integration, and analysis services, and advanced technology research and development, primarily to the U.S. government. Using expertise gained from its government contract work, Thermo Coleman designs, develops, and commercializes services and products in areas such as information technology and sensor and measurement systems for customers in industries including healthcare, education, aircraft production, government, utilities, and entertainment.

    Thermo Information Solutions Inc., a majority-owned privately held subsidiary of Thermo Coleman, develops commercial applications for information technology, including integrated document management software, Internet products and services, and virtual reality products for education and entertainment.

Other

    A wholly owned subsidiary of the Company, Thermo Digital Technologies, L.L.C., has a major contract to supply advanced digital passport printer technology to the U.S. Department of State for its 15 passport issuing centers throughout the country. This equipment prints photographic images and other personal data in a single step to enhance speed and security in passport production.

Energy and Environment

    This segment includes the following businesses:
       Thermo Ecotek Corporation
       Thermo TerraTech Inc.
         ThermoRetec Corporation
         The Randers Killam Group Inc.
       Thermo Power Corporation

Thermo Ecotek Corporation

    Thermo Ecotek, a majority-owned subsidiary of the Company, develops, owns, and operates independent (non-utility) electric power-generation facilities that use environmentally responsible technologies, develops and markets clean alternative fuels, and produces and sells biopesticides.

    Thermo Ecotek currently operates seven power plants fueled by agricultural and wood wastes known as biomass. Its facilities are typically developed and operated through joint ventures or limited partnerships in which it has a majority interest, or through wholly owned subsidiaries. Thermo Ecotek intends to pursue the development of additional biomass projects overseas and other power-generation projects both in the U.S. and overseas. In the U.S., where the Company believes that utility deregulation may present opportunities for updating aging plants, Thermo Ecotek purchased two deregulated plants in southern California in November 1997 for refurbishing and repowering, and recently acquired the rights to develop a similar site in Florida. Overseas, Thermo Ecotek formed a joint venture in Italy and is in the process of developing biomass-fueled electric power facilities that it will operate. In early 1998, Thermo Ecotek, through a wholly owned subsidiary's participation in a joint venture, indirectly acquired a majority interest in two energy centers in the Czech Republic.

    Thermo Ecotek is also expanding beyond power generation into other products and processes that protect the environment. In August 1995, through two wholly owned subsidiaries, Thermo Ecotek entered into a Limited Partnership Agreement with KFx Wyoming, Inc., a subsidiary of KFx, Inc., to develop, construct, and operate a coal- beneficiation plant in Gillette, Wyoming. The facility employs patented "clean coal" technology to remove excess moisture and increase energy from subbituminous coal extracted from Wyoming's Powder River Basin. Thermo Ecotek has also recently established a natural gas gathering, storage, and marketing business.

    Thermo Ecotek also develops, manufactures, and markets environmentally friendly products for agricultural pest control through its majority-owned privately held Thermo Trilogy Corporation subsidiary.

Thermo TerraTech Inc.

    Thermo TerraTech, a majority-owned public subsidiary of the Company, provides industrial outsourcing services and manufacturing support encompassing a broad range of specializations, including infrastructure engineering, design and construction, environmental compliance, laboratory testing, and metal treating.

    ThermoRetec, a majority-owned public subsidiary of Thermo TerraTech, is a national provider of environmental management services in the areas of industrial, nuclear, and soil remediation, as well as waste-fluids recycling. ThermoRetec helps clients manage problems associated with environmental compliance, waste management, and the cleanup of sites contaminated with organic or toxic wastes.

    The Randers Killam Group, another majority-owned public subsidiary of Thermo TerraTech, provides comprehensive engineering and outsourcing services in such areas as water and wastewater treatment, highway and bridge projects, process engineering, construction management, and operational services.

    Thermo EuroTech N.V., a majority-owned privately held subsidiary of Thermo TerraTech, provides remediation and recycling services in Europe, specializing in converting "off-spec" and contaminated petroleum fluids into usable oil products, and providing comprehensive in-plant waste management and recycling services to high-tech manufacturers.

    In addition, two wholly owned subsidiaries of Thermo TerraTech provide metallurgical processing services using thermal-treatment equipment for customers in the automotive, aerospace, defense, and other industries, and analytical laboratory services, primarily for pharmaceutical, environmental, and food testing.

Thermo Power Corporation

    Thermo Power, a majority-owned public subsidiary of the Company, develops and commercializes advanced traffic-control systems and related products, industrial refrigeration equipment, and commercial cooling and cogeneration systems. The Company also conducts research and development on advanced power and pollution-control technologies, and offers propane-powered lighting products, as well as lighting products for the automotive, sporting goods, and marine markets.

    During 1998, Thermo Power completed its divestiture of the industrial and marine engine product lines of its Crusader Engines division. This divestiture was the result of changing market conditions that resulted in declining profitability at Crusader, and the desire to improve its focus on promoting its core traffic-control operations.

    Thermo Power's Peek plc subsidiary, acquired in November 1997, is a U.K.-based company that offers a range of traffic-control systems for urban traffic control, motorway management, and public transportation management in cities worldwide. Products include traffic-signal synchronization systems to minimize congestion, variable message systems to advise drivers of accidents or construction, video systems to provide real-time analysis of traffic flows at intersections and on highways, as well as automatic toll-collection systems. Peek also has developed high-resolution video equipment to aid police officers in monitoring traffic violations.

    Through its industrial refrigeration business, Thermo Power supplies standard and custom-designed industrial refrigeration systems used for cooling, freezing, and cold-storage applications primarily by the food-processing, petrochemical, and pharmaceutical industries. Thermo Power is also a supplier of both remanufactured and new commercial cooling equipment for sale or rental. The commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors.

    Thermo Power, through its privately held subsidiary, ThermoLyte Corporation, is also developing and commercializing propane-powered lighting products for home or recreational use, and, through a recent acquisition, provides specialty lights for the automotive, sporting goods, and marine markets.

    In addition, Thermo Power designs, develops, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas, and conducts sponsored research involving various instrumentation, control, and heat-recovery technologies.

Recycling and Resource Recovery

    This segment primarily includes the following businesses:
       Thermo Fibertek Inc.
         Thermo Fibergen Inc.

    Thermo Fibertek, a majority-owned public subsidiary of the Company, designs and manufactures stock-preparation equipment, accessories, and water-management systems for the paper and paper recycling industries. Thermo Fibertek's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper, accessory equipment and related consumables important to the efficient operation of papermaking machines, and water-management systems essential for draining, purifying, and recycling process water. Thermo Fibertek is a leading equipment manufacturer for the worldwide paper and paper recycling industries.

    Thermo Fibergen, a majority-owned public subsidiary of Thermo Fibertek, designs, builds, owns, and operates plants to help pulp and paper mill customers "close the loop" in their water and solids systems on a long-term contract basis. The plants clean and recycle water and long fiber for reuse in the papermaking process. In July 1998, the Company completed construction, and began operating, its first plant.

    Thermo Fibergen also uses a patented process to convert papermaking byproducts into granules that are used for various applications, including carriers for agricultural chemicals, oil and grease absorption, and cat box filler, with additional uses under development.

    This segment also includes two wholly owned subsidiaries of the Company that manufacture electroplating systems and related wastewater-treatment equipment and accessories, and produce steam turbines and compressors.

    (ii) and (xi) New Products; Research and Development

    The Company's business includes the development and introduction of new products and may include entry into new business segments. The Company has made no commitments to new products that require the investment of a material amount of the Company's assets, nor does it have any definitive plans to enter new business segments that would require such an investment.

    During 1998, 1997, and 1996, the Company expended $367.3 million, $335.4 million, and $299.3 million, respectively, on research and development. Of these amounts, $154.2 million, $143.7 million, and $144.8 million, respectively, were sponsored by customers and $213.2 million, $191.6 million, and $154.4 million, respectively, were Company-sponsored.

    (iii)  Raw Materials

    Certain raw materials used in the manufacture of Thermo Cardiosystems' LVAS are available from only one or two suppliers. Thermo Cardiosystems is making efforts to minimize the risks associated with sole sources and ensure long-term availability, including qualifying alternative materials or developing alternative sources for materials and components supplied by a single source. Although the Company believes that it has adequate supplies of materials and components to meet demand for the LVAS for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials or components in the future that could delay shipments of Thermo Cardiosystems' LVAS.

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

    (v)    Seasonal Influences

    Certain businesses within the Energy and Environment segment are impacted by seasonal influences:

    Thermo Ecotek earns a disproportionately high share of its income from May through October due to the rate structures under the power-sales agreements relating to its California power plants, which provide strong incentives to operate during this period of high demand. Conversely, Thermo Ecotek historically has operated at a marginal profit during the first calendar quarter due to the rate structure under these agreements.

    Funding patterns of government entities, as well as seasonality, impact quarterly revenues and income at Thermo Power's Peek subsidiary. Peek has historically experienced relatively higher sales and net income in the second and fourth calendar quarters and relatively lower sales and net income in the first and third calendar quarters.

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

    (vii)  Dependency on a Single Customer

    No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

    (viii)      Backlog

      The Company's backlog of firm orders at year-end 1998 and 1997 was:

(In thousands)                                                                              1998       1997
-------------------------------------------------------------------------------------- ---------- ----------

Measurement and Detection                                                               $309,600   $331,600
Biomedical and Emerging Technologies                                                     281,300    214,000
Energy and Environment                                                                   288,100    274,700
Recycling and Resource Recovery                                                           77,300     75,200
                                                                                        --------   --------
                                                                                        $956,300   $895,500
                                                                                        ========   ========

    Backlog at the Measurement and Detection segment decreased due to a $15.4 million decline at Thermo Instrument primarily due to lower backlog at Thermo Optek and ThermoSpectra, principally as a result of a decrease in demand in Asia and the slowdown in the semiconductor and related industries. To a lesser extent, the decrease in the Measurement and Detection segment backlog was due to Thermedics Detection's completion of its contract with the U.S. Federal Aviation Association and a decrease in demand at Thermo Voltek.

    Backlog includes the uncompleted portion of research and development contracts and the uncompleted portion of certain contracts that are accounted for using the percentage-of-completion method. Certain of such firm orders are cancellable by the customer upon the payment of a cancellation charge. The Company believes substantially all of the year-end 1998 backlog will be filled during 1999.

    (ix)   Government Contracts

     Not applicable.

    (x)    Competition

    The Company is engaged in many highly competitive industries. The nature of the competition in each of the Company's segments is described below:

Measurement and Detection

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

    Thermedics Detection's product quality-assurance systems compete with detection systems manufactured by several companies and with other technologies and processes for product quality assurance. Competition in the markets for all of the Company's detection products is based primarily on performance, ease of use, service, and price. There are a number of competitors in the market for instruments that detect explosives, including makers of other chemical-detection instruments as well as enhanced X-ray detectors. Thermedics Detection's electrode-based chemical-measurement products compete with several international companies. In the markets for these products, the company competes on the basis of performance, service, technology, and price.

    Thermo Voltek competes in this market for electromagnetic compatibility testing equipment primarily on the basis of performance, technical expertise, reputation, and price. In the market for power amplifiers, Thermo Voltek competes with several companies worldwide primarily on the basis of technical expertise, reputation, and price.

Biomedical and Emerging Technologies

    Competition in the markets for most of the Company's biomedical products, including those manufactured by Thermo Cardiosystems, ThermoTrex, Nicolet Biomedical, Bird Medical Technologies, SensorMedics, Medical Data Electronics, and Bear Medical Systems, is based to a large extent upon technical performance.

    The Company is aware of one other company, Baxter Healthcare Corporation, that has received premarket approval (PMA) from the FDA for an implantable LVAS similar to Thermo Cardiosystems' LVAS. Also, the Company is aware of one other company, Thoratec Laboratories Corporation, that has received the same approval from the FDA for its cardiac-assist device. This is an external device, positioned on the outside of the patient's chest, and is intended for short-term use in the hospital environment. In November, this company announced that it had received approval from the FDA for an investigational device exemption (IDE) for a portable power source. The Company is aware that other cardiac-assist devices are in various stages of development by other companies, including a total artificial heart that is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS in the United States is a significant barrier to entry into the United States market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sale. In addition, other research groups and companies, some that have significantly greater resources than those of the Company, are developing cardiac systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to, or more suitable than, the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, and price. Competition in the market for medical devices is also significantly affected by the reimbursement policies of government and private insurers. Any product for which reimbursement is not available from such third-party payors will be at a significant competitive disadvantage.

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

    The Company's SoftLight laser hair-removal system competes with other laser-based systems, electrolysis, and other traditional hair-removal methods, such as shaving and waxing. A number of other companies have received clearance from the FDA to market their laser-based systems for the removal of unwanted facial and body hair. In addition, the SoftLight system competes with electrolysis providers, many of whom are small practitioners with well-established networks of client relationships. The Company believes that competition for its hair-removal services is based primarily on efficacy, price, comfort, and safety.

    In its contract research and development business, the Company not only competes with other companies and institutions that perform similar services, but must also rely on the ability of government agencies and other clients to obtain allocations of research and development monies to fund contracts with the Company. The Company competes for research and development programs principally on the basis of the nature of the services offered, the quality of products and services, past performance, customer relationships, marketing competence, infrastructure, and price. Federal procurement policies increasingly emphasize past performance. As government funding becomes more scarce, particularly for defense projects, the competition for such funding will become more intense.

Energy and Environment

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

    The market in which the Company's biopesticide business competes is highly competitive and subject to rapid technological change. Many competitors are large chemical and pharmaceutical companies with greater financial, marketing, and technological resources than the Company. The Company's biopesticide business competes primarily based on performance, quality, and price.

    The market for traffic products and services is extremely competitive, and the Company expects that competition will continue to increase, with the principal factors being price, functionality, reliability, service and support, and vendor and product reputation, along with industry and general economic trends. The Company believes that it is a leading manufacturer and supplier of traffic products, and considers its major competitors to be Siemens AG and Econolite Control Products, Inc. However, the traffic market is highly fragmented and competition varies significantly depending on the individual product.

    The Company's sale of industrial refrigeration systems is subject to intense competition. The industrial refrigeration market is mature, highly fragmented, and extremely dependent on close customer contacts. Major industrial refrigeration companies, of which the Company is one, account for approximately one-half of worldwide sales, with the balance generated by many smaller companies. The Company competes principally on the basis of its advanced control systems and overall quality, reliability, service, and to a lesser extent, price. The Company believes it is a leader in remanufactured refrigeration equipment. The Company competes in this market primarily based on price, delivery time, and customized equipment.

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

Recycling and Resource Recovery

    The Company faces significant competition in the markets for paper recycling and water-handling equipment and papermaking accessories, and competes in these markets primarily on the basis of quality, price, service, technical expertise, and product innovation. A significant portion of the Company's business is generated from its existing customer base. To maintain this base, the Company has emphasized a problem-solving relationship with its customers.

    (xii)  Environmental Protection Regulations

    The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    (xiii)      Number of Employees

    At January 2, 1999, the Company employed approximately 23,600 persons.

(d) Financial Information About Geographic Areas

    Financial information about geographic areas is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                    Age  Present Title (Fiscal Year First Became
                                  Executive Officer)
     ------------------------------------------------------------------------

     George N. Hatsopoulos   72   Chairman of the Board and Chief Executive
                                   Officer (1956)
     Arvin H. Smith          69   President (1983)
     Brian D. Holt           49   Chief Operating Officer, Energy and
                                   Environment (1998)
     John T. Keiser          63   Chief Operating Officer, Biomedical and
                                   Emerging Technologies (1998)
     Earl R. Lewis           55   Chief Operating Officer, Measurement and
                                   Detection (1998)
     William A. Rainville    57   Chief Operating Officer, Recycling and
                                   Resource Recovery (1993)
     Theo Melas-Kyriazi      39   Chief Financial Officer and Vice President
                                   (1998)
     Paul F. Kelleher        56   Senior Vice President, Finance and
                                   Administration (1982)

    Each executive officer serves until his successor is chosen or appointed and qualified or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions with the Company for at least the last five years. Mr. Smith was named President of the Company in September 1998. From 1984 until 1985, he served as a Vice President of the Company. In 1986, he was named Senior Vice President and, in 1991, Executive Vice President. Mr. Holt was appointed Chief Operating Officer, Energy and Environment, in September 1998. From March 1996 to September 1998 he was a Vice President of the Company. Mr. Holt has been President and Chief Executive Officer of Thermo Ecotek since February 1994. For more than five years prior to that time, he was President and Chief Executive Officer of Pacific Generation Company (financier, builder, owner, and operator of independent power facilities). Mr. Keiser was appointed Chief Operating Officer, Biomedical and Advanced Technology, in September 1998, and his title changed to Chief Operating Officer, Biomedical and Emerging Technologies, in March 1999. From 1985 until 1994, Mr. Keiser was President of Eberline Instrument division of Thermo Instrument. In 1994 he was appointed Senior Vice President of Thermedics and President of Thermo Biomedical. In March 1998, he was named President of Thermedics. Mr. Lewis was appointed Chief Operating Officer, Instrumentation, in September 1998, and his title was changed to Chief Operating Officer, Measurement and Detection, in March 1999. Mr. Lewis was a Vice President of the Company from March 1996 to June 1998 and a Senior Vice President of the Company from June 1998 to September 1998. Since 1990 Mr. Lewis has held various positions with Thermo Instrument, and effective March 1997, was named President and in January 1998 was named Chief Executive Officer of Thermo Instrument. Mr. Rainville was appointed Chief Operating Officer, Recycling and Resource Recovery, in September 1998. He was a Senior Vice President of the Company from 1993 until 1998 and was a Vice President of the Company from 1986 to 1993. Mr. Melas-Kyriazi was appointed Chief Financial Officer on January 1, 1999. He joined the Company in 1986 as Assistant Treasurer, and became Treasurer in 1998. He was named President and Chief Executive Officer of ThermoSpectra in 1994, a position he held until becoming Vice President of Corporate Strategy of the Company in 1998. The Company recently announced the appointment of Mr. Richard F. Syron as President and Chief Executive Officer, effective June 1, 1999. Dr. George Hatsopoulos will become non-executive Chairman of the Board and Mr. Smith will remain with the Company in an advisory role.

Item 2.    Properties

    The location and general character of the Company's principal properties by segment as of January 2, 1999, are:

Measurement and Detection

    The Company owns approximately 2,176,000 square feet of office, engineering, laboratory, and production space, principally in Wisconsin, Ohio, Germany, the United Kingdom, California, New York, Massachusetts, and Italy, and leases approximately 3,867,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts, Texas, California, Wisconsin, New Hampshire, the United Kingdom, Germany, and Finland, under leases expiring from 1999 to 2017.

Biomedical and Emerging Technologies

    The Company owns approximately 538,000 square feet of office engineering, laboratory, and production space, principally in Illinois, California, Connecticut, and Texas, and leases approximately 2,300,000 square feet of office, engineering, laboratory, and production space, principally in California, Massachusetts, Texas, Florida, and France, under leases expiring from 1999 to 2013.

Energy and Environment

    The Company owns approximately 1,137,000 square feet of office, engineering, laboratory, and production space, principally in California, Pennsylvania, Minnesota, and the United Kingdom, and leases approximately 1,124,000 square feet of office, engineering, laboratory, and production space, principally in Illinois, California, Massachusetts, Pennsylvania, Florida, the United Kingdom, and the Netherlands, under leases expiring from 1999 to 2023.

    The Company operates four independent power plants in California, Maine, and New Hampshire, under leases expiring from 2000 to 2010. The Company owns three independent power plants in New Hampshire and California and a coal-beneficiation plant in Wyoming.

    The Company owns approximately 72 acres of land from which it provides soil-remediation services principally in Maryland, Oregon, and California, and leases approximately 26 acres of land from which it provides soil-remediation and fluid-recycling services principally in New York, Arizona, and Washington, under leases expiring from 1999 to 2006. The Company also leases approximately 15 acres in Holland, consisting of office, production, and oil storage facilities, under a lease expiring in 2059.

Recycling and Resource Recovery

    The Company owns approximately 1,474,000 square feet of office, engineering, laboratory, and production space, principally in France, Connecticut, Ohio, Massachusetts, and the United Kingdom, and leases approximately 282,000 square feet of office, engineering, laboratory, and production space, principally in Wisconsin and Sweden, under leases expiring from 1999 to 2006.

    The Company believes that its facilities are in good condition and are suitable and adequate to meet its current needs, and that suitable replacements are available on commercially reasonable terms for any leases that expire in the near term in the event that the Company is unable to renew such leases on reasonable terms.

Item 3.    Legal Proceedings

    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters

    Information concerning the market and market price for the Registrant's common stock, $1.00 par value, and dividend policy, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.    Selected Financial Data

    The information required under this item is included under the sections labeled "Ten Year Financial Summary" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

                                  PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d)      Financial Statements and Schedules

    (1)The financial statements set forth in the list below are filed as part of this Report.

    (2)The financial statement schedule set forth in the list below is filed as part of this Report.

    (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

    Financial Schedule included herewith:

       Schedule II:  Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K

    On December 10, 1998, the Company filed a Current Report on Form 8-K dated December 10, 1998, with respect to a proposed corporate reorganization.

(c) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 1999               THERMO ELECTRON CORPORATION

                                    By: /s/ George N. Hatsopoulos
                                        George N. Hatsopoulos
                                        Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 22, 1999.

Signature                           Title

By: /s/ George N. Hatsopoulos       Chief Executive Officer, Chairman of the
    George N. Hatsopoulos           Board, and Director

By: /s/ Theo Melas-Kyriazi          Chief Financial Officer and Vice President
    Theo Melas-Kyriazi

By: /s/ Paul F. Kelleher            Senior Vice President, Finance and
    Paul F. Kelleher                Administration(Chief Accounting Officer)

By: /s/ John M. Albertine           Director
    John M. Albertine

By: /s/ Peter O. Crisp              Director
    Peter O. Crisp

By: /s/ Elias P. Gyftopoulos        Director
    Elias P. Gyftopoulos

By: /s/ John N. Hatsopoulos         Vice Chairman of the Board and Director
    John N. Hatsopoulos

By: /s/ Frank Jungers               Director
    Frank Jungers

By: /s/ Robert A. McCabe            Director
    Robert A. McCabe

By: /s/ Donald E. Noble             Director
    Donald E. Noble

By: /s/ Hutham S. Olayan            Director
    Hutham S. Olayan

By: /s/ Robert W. O'Leary           Director
    Robert W. O'Leary

By: /s/ Richard F. Syron            Director
    Richard F. Syron

By: /s/ Roger D. Wellington         Director
    Roger D. Wellington

                  Report of Independent Public Accountants
To the Shareholders and Board of Directors of Thermo Electron Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Electron Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999 (except with respect to the matter discussed in Note 19, as to which the date is March 1, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 19 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                               Arthur Andersen LLP



Boston, Massachusetts
February 16, 1999


SCHEDULE II

                           THERMO ELECTRON CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)

Description                                      Provision    Accounts    Accounts   Other (a)     Balance
                                    Balance at  Charged to   Recovered     Written                  at End
                                     Beginning     Expense                    Off                  of Year
                                            of
                                          Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999            $ 55,698    $ 10,038    $    480    $(15,371)   $  1,762    $ 52,607

Year Ended January 3, 1998            $ 34,321    $  9,078    $    527    $ (8,594)   $ 20,366    $ 55,698

Year Ended December 28, 1996          $ 29,318    $  6,002    $    760    $ (8,994)   $  7,235    $ 34,321


Description                                Balance at   Established     Activity    Other (c)     Balance
                                            Beginning    as Cost of      Charged                   at End
                                                   of  Acquisitions           to                  of Year
                                                 Year                    Reserve
----------------------------------------- ------------ ------------- ------------ ----------- ------------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                   $ 32,505      $ 12,112     $(17,496)    $(3,929)    $ 23,192

Year Ended January 3, 1998                   $ 23,473      $ 35,456     $(20,775)    $(5,649)    $ 32,505

Year Ended December 28, 1996                 $ 17,961      $ 41,683     $(28,998)    $(7,173)    $ 23,473


Description                                Balance at     Provision    Activity                   Balance
                                            Beginning    Charged to     Charged     Other (f)      at End
                                                   of   Expense (e)  to Reserve                   of Year
                                                 Year
----------------------------------------- ------------ ------------- ----------- ------------ ------------

Accrued Restructuring Costs (d)

Year Ended January 2, 1999                   $    826      $ 28,773    $(11,117)   $     258    $  18,740

Year Ended January 3, 1998                   $  1,228      $  4,340     $(4,748)    $      6    $     826

Year Ended December 28, 1996                 $      -      $  2,828      (1,653)    $     53    $   1,228

(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's 1998 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(e) Excludes provision of $15.7 million in 1998, $7.2 million in 1997, and $15.7 million in 1996, primarily for asset write-downs.
(f) Represents the effect of foreign currency translation.


                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

 3.1       Restated Certificate of Incorporation of the Registrant, as amended
           (filed as Exhibit 3(i) to the Registrant's Quarterly Report on Form
           10-Q for the quarter ended June 29, 1996 [File No. 1-8002] and incorporated herein by reference).

 3.2 By-laws of the Registrant, as amended (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
           October 3, 1998 [File No. 1-8002] and incorporated herein by reference).

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

4.3        Indenture dated as of October 29, 1998, by and between the Registrant and
           Bankers Trust Company, as Trustee, relating to the issuance of senior debt securities by the Registrant (filed as Exhibit 4.1 to the
           Registrant's Current Report on Form 8-K dated October 29, 1998, filed with the Securities and Exchange Commission on October 30, 1998, and
           incorporated herein by reference).

4.4        First Supplemental Indenture dated as of October 29, 1998, by and between the Registrant and Bankers Trust Company, as Trustee, relating to the issuance by the Registrant of $150,000,000 aggregate principal amount of its 7.625% Notes due 2008 (filed as Exhibit 4.2 to the
           Registrant's Current Report on Form 8-K dated October 29, 1998, filed with the Securities and Exchange Commission on October 30, 1998,
           incorporated herein by reference).

10.1       Thermo Electron Corporate Charter as amended and restated effective
           January 3, 1993 (filed as Exhibit 10.1 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended January 2, 1993 [File
           No. 1-8002] and incorporated herein by reference).

10.2       Thermo Electron Corporation 1998 Executive Retention Plan/Form of
           Executive Retention Agreement (filed as Exhibit 10.1 to the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended
           October 3, 1998 [File No. 1-8002] and incorporated herein by reference).

10.3 Form of Indemnification Agreement with directors and officers (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).




Exhibit
Number     Description of Exhibit

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

10.8 Revolving Credit Facility Letters from Barclays Bank PLC in favor of the Registrant and its subsidiaries (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended January 3,
           1998 [File No. 1-8002] and incorporated herein by reference).

10.9       Stock Holdings Assistance Plan and Form of Promissory Note (filed as
           Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-8002] and incorporated herein by reference).

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


Exhibit
Number     Description of Exhibit

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

10.25 Amended and Restated Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
           July 4, 1998 [File No. 1-8002] and incorporated herein by reference).

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

10.28      Thermo Electron Corporation - Thermo Instrument Systems Inc.
           Nonqualified Stock Option Plan (filed as Exhibit 10.12 to the
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 750,356 shares, after adjustment to reflect share increase approved in 1988, 3-for-2 stock splits effected in January 1988, July 1993, and April 1995, and 5-for-4 stock splits effected in December 1995 and October 1997.)

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


Exhibit
Number     Description of Exhibit

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


Exhibit
Number     Description of Exhibit

10.38      Thermo Electron Corporation - ThermoRetec Corporation (formerly
           Thermo Remediation Inc.) Nonqualified Stock Option Plan (filed as
           Exhibit 10.33 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

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

10.46      Thermo Electron Corporation - Thermedics Detection Inc. Nonqualified
           Stock Option Plan (filed as Exhibit 10.46 to the Registrant's Annual
           Report on Form 10-K for the year ended January 3, 1998 [File No.
           1-8002] and incorporated herein by reference).

10.47      Thermo Electron Corporation - Metrika Systems Corporation
           Nonqualified Stock Option Plan (filed as Exhibit 10.47 to the
           Registrant's Annual Report on Form 10-K for the year ended January 3,
           1998 [File No. 1-8002] and incorporated herein by reference).

10.48      Thermo Electron Corporation - Thermo Vision Corporation Nonqualified
           Stock Option Plan (filed as Exhibit 10.48 to the Registrant's Annual
           Report on Form 10-K for the year ended January 3, 1998 [File No.
           1-8002] and incorporated herein by reference).

10.49      Thermo Electron Corporation - ONIX Systems Inc. Nonqualified Stock
           Option Plan (filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-8002] and incorporated herein by reference).


Exhibit
Number     Description of Exhibit

10.50      Thermo Electron Corporation - The Randers Killam Group Inc. (formerly
           The Randers Group Incorporated) Nonqualified Stock Option Plan (filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-8002] and incorporated herein by reference).

10.51      Thermo Electron Corporation - Trex Communications Corporation
           Nonqualified Stock Option Plan (filed as Exhibit 10.51 to the
           Registrant's Annual Report on Form 10-K for the year ended January 3,
           1998 [File No. 1-8002] and incorporated herein by reference).

10.52      Thermo Electron Corporation - Thermo Trilogy Corporation Nonqualified
           Stock Option Plan (filed as Exhibit 10.52 to the Registrant's Annual
           Report on Form 10-K for the year ended January 3, 1998 [File No.
           1-8002] and incorporated herein by reference).

10.53      Description of Arrangements Regarding Stock Ownership By Officers of the
           Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended July 4, 1998 [File No.
           1-8002] and incorporated herein by reference).

10.54 Letter Agreement dated as of September 15, 1998, between the Registrant and Mr. John N. Hatsopoulos (filed as Exhibit 10.2 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended October 3, 1998
           [File No. 1-8002] and incorporated herein by reference).

10.55      Subordinated Indenture, dated January 15, 1998, among the Registrant,
           Thermo Instrument Systems Inc., and Bankers Trust Company as trustee, relating to $250,000,000 principal amount of 4% Convertible
           Subordinated Debentures due 2005 issued by Thermo Instrument Systems
           Inc. (filed as Exhibit 4.1 to Thermo Instrument Systems' Current
           Report on Form 8-K filed with the Commission on January 16, 1998
           [File No. 1-9786] and incorporated herein by reference).

10.56      Employment Agreement dated as of March 12, 1999, between the
           Registrant and Mr. Richard F. Syron.

13         Annual Report to Shareholders for the year ended January 2, 1999
           (only those portions incorporated herein by reference).

21         Subsidiaries of the Registrant.

23         Consent of Arthur Andersen LLP.

27         Financial Data Schedule.