Form 10-Q
period 1999-04-03
THERMO ELECTRON CORP
filed 1999-05-13
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                Outstanding at April 30, 1999
 Common Stock, $1.00 par value              157,885,450


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                                    1
                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                     April 3,   January 2,
(In thousands)                                                                           1999         1999
---------------------------------------------------------------------------------- ------------ ----------

Current Assets:
 Cash and cash equivalents                                                         $  404,195   $  396,670
 Short-term available-for-sale investments at quoted market value                     753,801    1,150,585
   (amortized cost of $749,069 and $1,144,785)
 Accounts receivable, less allowances of $63,073 and $52,607                          901,241      875,615
 Unbilled contract costs and fees                                                      98,078       87,031
 Inventories:
   Raw materials and supplies                                                         299,470      267,901
   Work in process                                                                    145,838      127,144
   Finished goods                                                                     238,218      204,662
 Prepaid and refundable income taxes                                                  159,281      143,352
 Prepaid expenses                                                                      67,513       48,369
                                                                                   ----------   ----------

                                                                                    3,067,635    3,301,329
                                                                                   ----------   ----------

Property, Plant, and Equipment, at Cost                                             1,373,642    1,291,485
 Less:  Accumulated depreciation and amortization                                     479,612      458,523
                                                                                   ----------   ----------

                                                                                      894,030      832,962
                                                                                   ----------   ----------

Long-term Available-for-sale Investments, at Quoted Market Value                       74,287       95,537
 (amortized cost of $78,243 and $99,256)
                                                                                   ----------   ----------

Other Assets                                                                          276,782      186,168
                                                                                   ----------   ----------

Cost in Excess of Net Assets of Acquired Companies (Note 6)                         2,037,664    1,915,649
                                                                                   ----------   ----------

                                                                                   $6,350,398   $6,331,645
                                                                                   ==========   ==========




                           THERMO ELECTRON CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                     April 3,   January 2,
(In thousands except share amounts)                                                      1999         1999
---------------------------------------------------------------------------------- ------------ ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                     $  159,800   $  134,071
 Accounts payable                                                                     277,387      272,503
 Accrued payroll and employee benefits                                                145,417      142,323
 Accrued income taxes                                                                 100,243       92,623
 Accrued installation and warranty costs                                               77,344       71,118
 Deferred revenue                                                                      68,859       60,582
 Other accrued expenses (Notes 6 and 7)                                               396,613      365,103
                                                                                   ----------   ----------

                                                                                    1,225,663    1,138,323
                                                                                   ----------   ----------

Deferred Income Taxes and Other Deferred Items                                        200,765      175,984
                                                                                   ----------   ----------

Long-term Obligations:
 Senior convertible obligations                                                       187,042      187,042
 Senior notes                                                                         150,000      150,000
 Subordinated convertible obligations                                               1,623,461    1,639,052
 Nonrecourse tax-exempt obligations                                                    15,500       15,500
 Other                                                                                 45,983       33,937
                                                                                   ----------   ----------

                                                                                    2,021,986    2,025,531
                                                                                   ----------   ----------

Minority Interest                                                                     602,948      649,382
                                                                                   ----------   ----------

Common Stock of Subsidiaries Subject to Redemption ($92,844 and $95,262                91,446       94,301
 redemption value)
                                                                                   ----------   ----------

Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 167,016,009               167,016      166,971
   and 166,970,806 shares issued
 Capital in excess of par value                                                     1,024,226    1,033,799
 Retained earnings                                                                  1,244,840    1,216,541
 Treasury stock at cost, 9,131,368 and 8,477,707 shares                              (162,081)    (151,643)
 Deferred compensation                                                                 (1,796)           -
 Accumulated other comprehensive items (Note 2)                                       (64,615)     (17,544)
                                                                                   ----------   ----------

                                                                                    2,207,590    2,248,124
                                                                                   ----------   ----------

                                                                                   $6,350,398   $6,331,645
                                                                                   ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Product and service revenues                                                       $  962,418  $ 900,997
 Research and development contract revenues                                             47,120     43,266
                                                                                    ----------  ---------

                                                                                     1,009,538    944,263
                                                                                    ----------  ---------

Costs and Operating Expenses:
 Cost of product and service revenues                                                  582,060    533,694
 Expenses for research and development (a)                                             101,925     91,318
 Selling, general, and administrative expenses                                         257,802    226,854
 Restructuring costs and other nonrecurring income, net (Note 7)                        (2,967)         -
                                                                                    ----------  ---------

                                                                                       938,820    851,866
                                                                                    ----------  ---------

Operating Income                                                                        70,718     92,397
Gain on Issuance of Stock by Subsidiaries                                                    -     39,605
Other Expense, Net (Note 3)                                                             (7,400)    (2,369)
                                                                                    ----------  ---------

Income Before Income Taxes, Minority Interest, and Extraordinary Item                   63,318    129,633
Provision for Income Taxes                                                              30,899     40,794
Minority Interest Expense                                                                4,120     24,069
                                                                                    ----------  ---------

Income Before Extraordinary Item                                                        28,299     64,770
Extraordinary Item, Net of Provision for Income Taxes and Minority                           -        723
 Interest of $1,262 (Note 4)
                                                                                    ----------  ---------

Net Income                                                                          $   28,299  $  65,493
                                                                                    ==========  =========

Earnings per Share (Note 4):
 Basic                                                                              $      .18  $     .41
                                                                                    ==========  =========

 Diluted                                                                            $      .17  $     .37
                                                                                    ==========  =========

Weighted Average Shares (Note 4):
 Basic                                                                                 158,045    159,131
                                                                                    ==========  =========

 Diluted                                                                               158,270    176,580
                                                                                    ==========  =========

(a)  Includes Costs of:
     Research and development contracts                                             $   41,276  $  38,727
     Internally funded research and development                                         60,649     52,591
                                                                                    ----------  ---------

                                                                                    $  101,925  $  91,318
                                                                                    ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.



                           THERMO ELECTRON CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
------------------------------------------------------------------------ ---------- ----------- ----------

Operating Activities:
   Net income                                                                       $   28,299  $  65,493
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      45,118     38,059
     Noncash restructuring costs and other nonrecurring income,                            599          -
      net (Note 7)
     Provision for losses on accounts receivable                                         3,640      1,856
     Change in deferred income taxes                                                     2,831       (699)
     Minority interest expense                                                           4,120     24,069
     Gain on issuance of stock by subsidiaries                                               -    (39,605)
     Gain on sale of business (Note 7)                                                 (11,099)         -
     (Gain) loss on sale of investments, net                                            (2,770)       160
     Extraordinary item, net of income taxes and minority interest                           -       (723)
     Other noncash items                                                                 3,039      4,611
     Changes in current accounts, excluding the effects of acquisitions and dispositions:
        Accounts receivable                                                             35,235     15,998
        Inventories                                                                     (9,881)   (19,696)
        Other current assets                                                           (15,461)    (4,822)
        Accounts payable                                                                (9,572)    (2,561)
        Other current liabilities                                                       (3,249)   (12,418)
                                                                                    ----------  ---------

          Net cash provided by operating activities                                     70,849     69,722
                                                                                    ----------  ---------

Investing Activities:
 Acquisitions, net of cash acquired (Note 6)                                          (334,484)    (5,625)
 Acquisition of Thermo Voltek common stock (Note 8)                                    (19,779)         -
 Proceeds from sale of a business                                                       13,537          -
 Purchases of available-for-sale investments                                          (130,427)  (610,285)
 Proceeds from sale and maturities of available-for-sale                               548,124    327,205
  investments
 Purchases of property, plant, and equipment                                           (24,134)   (37,766)
 Proceeds from sale of property, plant, and equipment                                    7,855      5,702
 Increase in other assets                                                               (2,033)      (509)
 Other                                                                                      13      3,652
                                                                                    ----------  ---------

          Net cash provided by (used in) investing activities                       $   58,672  $(317,626)
                                                                                    ----------  ---------




                           THERMO ELECTRON CORPORATION
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
------------------------------------------------------------------------ ---------- ----------- ----------

Financing Activities:
 Net proceeds from issuance of long-term obligations                                $   14,583  $ 249,963
 Repayment of long-term obligations                                                     (5,406)    (1,902)
 Net proceeds from issuance of Company and subsidiary common                             2,551    124,791
   stock
 Purchases of Company and subsidiary common stock and                                  (97,736)   (79,697)
   subordinated convertible debentures
 Redemption of subsidiary common stock                                                 (17,070)         -
 Decrease in short-term notes payable                                                   (3,161)   (42,217)
 Other                                                                                     (47)    (1,632)
                                                                                    ----------  ---------

          Net cash provided by (used in) financing activities                         (106,286)   249,306
                                                                                    ----------  ---------

Exchange Rate Effect on Cash                                                           (15,710)       682
                                                                                    ----------  ---------

Increase in Cash and Cash Equivalents                                                    7,525      2,084
Cash and Cash Equivalents at Beginning of Period                                       396,670    593,580
                                                                                    ----------  ---------

Cash and Cash Equivalents at End of Period                                          $  404,195  $ 595,664
                                                                                    ==========  =========

Noncash Activities:
 Conversions of subsidiary convertible obligations                                  $        -  $   5,090
                                                                                    ==========  =========

 Fair value of assets of acquired companies                                         $  571,252  $   9,191
 Cash paid for acquired companies                                                     (374,986)    (5,700)
 Issuance of subsidiary common stock for acquired company                                    -       (275)
                                                                                    ----------  ---------

   Liabilities assumed of acquired companies                                        $  196,266  $   3,216
                                                                                    ==========  =========
















The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Certain prior period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the first quarter of 1999 and 1998, the Company had a comprehensive loss of $9.1 million and comprehensive income of $62.2 million, respectively.

3.    Other Expense, Net

      The components of other expense, net in the accompanying statement of income are:

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Interest Income                                                                       $ 17,959    $23,765
Interest Expense                                                                       (27,686)   (25,607)
Gain (Loss) on Sale of Investments, Net                                                  2,770       (160)
Other                                                                                     (443)      (367)
                                                                                      --------    -------

                                                                                      $ (7,400)   $(2,369)
                                                                                      ========    =======




4.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                      April 3,    April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Basic
Net Income                                                                            $ 28,299    $65,493
                                                                                      --------    -------

Weighted Average Shares                                                                158,045    159,131
                                                                                      --------    -------

Basic Earnings per Share                                                              $    .18    $   .41
                                                                                      ========    =======

Diluted
Net Income                                                                            $ 28,299    $65,493
Effect of:
 Convertible obligations                                                                     -      3,667
 Majority-owned subsidiaries' dilutive securities                                       (1,183)    (4,192)
                                                                                      --------    -------

Income Available to Common Shareholders, as Adjusted                                  $ 27,116    $64,968
                                                                                      --------    -------

Weighted Average Shares                                                                158,045    159,131
Effect of:
 Convertible obligations                                                                     -     15,476
 Stock options                                                                             138      1,973
 Put options                                                                                87          -
                                                                                      --------    -------

Weighted Average Shares, as Adjusted                                                   158,270    176,580
                                                                                      --------    -------

Diluted Earnings per Share                                                            $    .17    $   .37
                                                                                      ========    =======

      The computation of diluted earnings per share for the first quarter of 1999 excludes the effect of assuming the conversion of the Company's $585.0 million principal amount 4 1/4% subordinated convertible debentures, convertible at $37.80 per share, because the effect would be antidilutive. In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 9,610,000 of such options outstanding, with exercise prices ranging from $15.26 to $43.46 per share. The computation of diluted earnings per share for the first quarter of 1999 also excludes the effect of assuming the repurchase of 4,034,000 shares (of an aggregate maximum of 5,701,000 shares) of Company common stock at a weighted average exercise price of $13.97 per share in connection with put options sold to an institutional counterparty, because the effect would be antidilutive.

      During the first quarter of 1998, the Company recorded an extraordinary gain in connection with the repurchase of subsidiary subordinated convertible debentures, which increased basic earnings per share by $.01. The extraordinary gain had no impact on diluted earnings per share.


5.     Business Segment Information

                                                                                      Three Months Ended
                                                                                     April 3,     April 4,
(In thousands)                                                                           1999         1998
---------------------------------------------------------------------------------- ------------ ----------

Revenues:
 Measurement and Detection                                                         $  516,764   $  462,036
 Biomedical and Emerging Technologies                                                 236,329      223,262
 Energy and Environment                                                               184,280      186,992
 Recycling and Resource Recovery                                                       74,215       73,312
 Intersegment (a)                                                                      (2,050)      (1,339)
                                                                                   ----------   ----------

                                                                                   $1,009,538   $  944,263
                                                                                   ==========   ==========

Income Before Income Taxes, Minority Interest, and Extraordinary Item:
 Measurement and Detection                                                         $   53,594   $   66,734
 Biomedical and Emerging Technologies                                                   2,000       18,532
 Energy and Environment                                                                 8,609        7,641
 Recycling and Resource Recovery                                                       14,762        7,875
                                                                                   ----------   ----------

   Total segment income (b)                                                            78,965      100,782
 Corporate (c)                                                                        (15,647)      28,851
                                                                                   ----------   ----------

                                                                                   $   63,318   $  129,633
                                                                                   ==========   ==========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, income taxes, and extraordinary item.
(c) Includes corporate general and administrative expense, other income and expense, and gain on issuance of stock by subsidiaries.

6.    Acquisitions

      During the first quarter of 1999, Thermo Instrument acquired 17,494,684 shares (or approximately 99%) of Spectra-Physics AB, a Stockholm Stock
Exchange-listed company, for approximately 160 Swedish krona per share
(approximately $20 per share) in completion of Thermo Instrument's cash tender offer to acquire all of the outstanding shares of Spectra-Physics. Thermo
Instrument expects to acquire the remaining Spectra-Physics shares outstanding for approximately 160 Swedish krona per share pursuant to the compulsory acquisition rules applicable to Swedish companies. The aggregate purchase price was approximately $347.2 million, including related expenses. On the date of acquisition, Spectra-Physics had $39.1 million of cash, which included $30.5 million held by its majority-owned subsidiary. The accompanying balance sheet as of April 3, 1999, includes $2.5 million accrued for the purchase of the remaining Spectra-Physics shares outstanding. Spectra-Physics manufactures a wide range of laser-based instrumentation systems, primarily for the process-control, industrial measurement, construction, research, commercial, and government markets. Spectra-Physics had revenues of approximately $442 million in 1998, with operations throughout North America and Europe, and a presence in the Pacific Rim.

      In addition, the Company and its majority-owned subsidiaries made several other acquisitions during the first quarter of 1999 for $26.4 million in cash, net of cash acquired, subject to certain post-closing adjustments. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustments will be material.

      These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $150.2 million, which is being amortized over periods not exceeding 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma results have not been presented as the results of the acquired businesses were not material to the Company's results of operations.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at April 3, 1999, primarily included completion of planned severances and abandonment of excess facilities for certain acquisitions completed during the last twelve months. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
----------------------------------------------- -------------- -------------- -------------- --------------

Balance at January 2, 1999                            $ 7,347        $14,577        $ 1,268        $23,192
 Reserves established                                  14,140            498            463         15,101
 Usage                                                 (3,279)          (888)          (159)        (4,326)
 Decrease due to finalization of                         (224)             -           (262)          (486)
   restructuring plans, recorded as a
   decrease to cost in excess of net assets
   of acquired companies
 Currency translation adjustment                           (6)          (282)          (297)          (585)
                                                      -------        -------        -------        -------

Balance at April 3, 1999                              $17,978        $13,905        $ 1,013        $32,896
                                                      =======        =======        =======        =======

7.    Restructuring Costs and Other Nonrecurring Income, Net

      During the first quarter of 1999, the Company and certain of its subsidiaries recorded restructuring costs of $5.6 million, which were accounted for in accordance with EITF 94-3, and other nonrecurring income, net, of $8.6 million as described below.

Thermo Fibertek Inc.

      Thermo Fibertek recorded $2.3 million of restructuring costs during the first quarter of 1999, consisting of $1.3 million for severance costs for 38 employees across all functions, none of whom were terminated as of April 3, 1999, and $1.0 million to terminate distributor agreements. In addition, Thermo
Fibertek recorded nonrecurring income of $10.0 million, consisting of an $11.1 million gain on the sale of its Thermo Wisconsin, Inc. subsidiary and $1.1 million of nonrecurring costs. The nonrecurring costs consist of $0.5 million for the expected settlement of a legal dispute, $0.3 million for the impairment of a building held for disposal, and $0.3 million of other nonrecurring costs.

Thermedics Inc.

      Thermedics recorded $1.4 million of nonrecurring costs in the first quarter of 1999, primarily for investment banking fees associated with the proposed transfer of the Company's wholly owned Thermo Biomedical group of subsidiaries to Thermedics.


7.    Restructuring Costs and Other Nonrecurring Income, Net (continued)

Thermo Instrument Systems Inc.

      In connection with restructuring actions commenced in 1998, Thermo
Instrument recorded restructuring costs of $1.2 million at certain of its subsidiaries during the first quarter of 1999. The restructuring costs consist of $0.7 million for business relocation and facility-closure costs, $0.3 million of costs related to severance for 8 employees, and $0.2 million of other restructuring costs. Thermo Instrument expects to incur additional restructuring costs totaling $1.1 million through the third quarter of 1999.

ThermoTrex Corporation

      ThermoTrex recorded restructuring costs of $1.1 million during the first quarter of 1999, of which $0.6 million was recorded at Trex Medical Corporation.
The restructuring costs were related to severance for 72 employees across all functions, all of whom were terminated during the quarter. In May 1999, Trex
Medical announced that it plans to incur additional restructuring and related costs of approximately $11 million, primarily for the consolidation of manufacturing facilities and severance. Trex Medical expects to incur approximately $6 to $7 million of such costs in the second quarter and the remainder as the related costs are incurred over the following several quarters.

Thermo Power Corporation

      Thermo Power recorded restructuring costs of $0.7 million during the first quarter of 1999 related to actions taken at its Peek subsidiary. The restructuring costs consisted of $0.4 million related to severance costs for approximately 70 employees across all functions, $0.2 million for abandoned-facility payments related to the consolidation of facilities, and an asset write-down of $0.1 million related to the consolidation of such facilities. Thermo Power plans to complete its restructuring plan by September
1999. As of April 3, 1999, Thermo Power had terminated 20 employees.

General

      During 1998, certain subsidiaries announced restructuring actions which included plans for termination of 847 employees. As of January 2, 1999, the subsidiaries had terminated 550 employees. During the first quarter of 1999, an additional 132 employees were terminated in connection with the restructuring plans announced in 1998. A summary of the changes in accrued restructuring costs, included in other accrued expenses in the accompanying balance sheet, follows:

                                                                Abandonment
                                                                  of Excess
   (In thousands)                                  Severance     Facilities          Other          Total
   ------------------------------------------- -------------- -------------- -------------- -------------

   Balance at January 2, 1999                        $10,513        $4,996         $ 3,231        $18,740
    Provision charged to expense                       3,111           390           2,019          5,520
    Usage                                             (5,254)         (662)         (1,718)        (7,634)
    Currency translation adjustment                     (272)           (1)           (120)          (393)
                                                     -------        ------         -------        -------

   Balance at April 3, 1999                          $ 8,098        $4,723         $ 3,412        $16,233
                                                     =======        ======         =======        =======




8.    Proposed Reorganization

      During 1998, the Company announced a proposed reorganization, which was amended in May 1999, involving the Company and certain of its subsidiaries. The goals of the proposed reorganization include consolidating and strategically realigning certain businesses to enhance their competitive market positions and increasing liquidity in the public markets by providing larger market floats for the Company's publicly traded subsidiaries.

      The Company plans to combine its wholly owned Thermo Biomedical group of subsidiaries with Thermedics. The Company would transfer the Thermo Biomedical group of subsidiaries to Thermedics in exchange for additional equity in Thermedics and for Thermedics' equity interests in Thermo Sentron Inc., Thermedics Detection Inc., and Thermo Voltek Corp. Thermedics Detection and
Thermo Sentron would then be taken private and become wholly owned subsidiaries of the Company. The public shareholders of Thermedics Detection and Thermo
Sentron would receive cash in exchange for their shares of common stock of Thermedics Detection and Thermo Sentron, respectively. In March 1999, Thermedics acquired, through a merger, all of the outstanding shares of Thermo Voltek common stock that Thermedics and the Company did not already own. Subsequent to this transaction, Thermedics and the Company owned approximately 97% and 3%, respectively, of the outstanding common stock of Thermo Voltek, which ceased to be publicly traded.

      ThermoSpectra Corporation, a majority-owned public subsidiary of Thermo
Instrument, would be taken private. The public shareholders of ThermoSpectra would receive cash in exchange for their shares of common stock.

      Thermo TerraTech Inc., ThermoRetec Corporation, and The Randers Killam
Group Inc. would merge into the Company. Shareholders of each of these companies would receive shares of common stock of the Company in exchange for their shares of common stock of the respective companies.

      On May 5, 1999, Thermo Power entered into a definitive agreement and plan of merger with the Company under which the Company would acquire, for $12.00 per share, all of the outstanding shares of common stock of Thermo Power not already owned by the Company. Following the merger, Thermo Power's common stock would cease to be publicly traded. This merger is expected to be completed in the third quarter of calendar 1999.

      The completion of the merger of Thermo Voltek into Thermedics reduced the number of the Company's majority-owned subsidiaries to 23. If the reorganization plan is completed as proposed, it would further reduce the number of the Company's majority-owned subsidiaries from 23 to 16. Each component of the reorganization is subject to numerous conditions, including the following (not all of which are applicable to each component): establishment of prices and/or exchange ratios; confirmation of anticipated tax consequences; approval by the boards of directors (including the outside directors) of each of the affected majority-owned subsidiaries; negotiation and execution of definitive purchase and sale or merger agreements; completion of review, where necessary, by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions; and, where appropriate, fairness opinions from one or more investment banking firms on certain financial aspects of the transactions.
One or more of the transactions may not occur if the applicable conditions previously described are not satisfied.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.



Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Sales in the first quarter of 1999 were $1.01 billion, an increase of $65.3 million, or 7%, over the first quarter of 1998. Segment income, excluding restructuring costs and other nonrecurring income, net, of $3.0 million in 1999, described below, decreased to $76.0 million in 1999 from $100.8 million in 1998.
(Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, income taxes, and extraordinary item.) Operating income, which includes restructuring and other nonrecurring costs, net, was $70.7 million in 1999, compared with $92.4 million in 1998.

Measurement and Detection

      Sales from the Measurement and Detection segment increased $54.7 million to $516.8 million in 1999. Sales increased due to acquisitions made by Thermo
Instrument Systems Inc. and Thermo Sentron Inc., which added $100.2 million of revenues in 1999. The favorable effects of currency translation, due to the decline in value of the U.S. dollar relative to foreign currencies in countries in which the Measurement and Detection segment operates, increased revenues by $5.7 million in 1999. Revenues from Thermo Instrument's industrial products, excluding the effects of acquisitions and currency translation, decreased $17.4 million, primarily due to lower revenues at ThermoSpectra Corporation's existing businesses as a result of continued weakness in the semiconductor industry.
Revenues from Thermo Instrument's analytical products, excluding the effects of acquisitions and currency translation, decreased $15.9 million, primarily due to lower sales to customers in Asia due to the economic conditions in that region and, to a lesser extent, continuing lower sales to customers in the semiconductor industry. In addition, revenues from analytical products decreased due to lower sales to customers in Brazil due to the economic conditions in that region. Revenues from Thermo Instrument's process control products, excluding acquisitions and foreign currency translation, decreased $9.2 million as a result of a reduction in discretionary capital spending by companies in the process control industry due to difficult market conditions and, to a lesser extent, a reduction in spending by raw materials producers. Revenues from Thermo
Voltek Corp. decreased $5.2 million due to lower demand and the sale of a business unit which had sales of $1.3 million in the prior period. There can be no assurance that the trends that have adversely affected this segment will not continue during the remainder of 1999.

      Segment income margin (segment income margin is segment income as a percentage of sales), excluding restructuring costs of $1.2 million in 1999, decreased to 10.6% in 1999 from 14.4% in 1998, primarily due to the effect on segment income margin of lower revenues at certain business units and the inclusion of lower-margin revenues from Spectra-Physics AB, which recorded an adjustment to cost of revenues of $4.5 million relating to the sale of inventories revalued at the date of its acquisition. Thermo Instrument expects to record additional charges relating to the sale of revalued inventories in connection with this acquisition of approximately $6 to $7 million, primarily in the second quarter of 1999. In connection with restructuring actions commenced in 1998, Thermo Instrument recorded restructuring costs of $1.2 million in 1999, primarily for business relocation and facility-closure costs and severance (Note
7). Thermo Instrument expects to incur additional restructuring costs totaling approximately $1.1 million through the third quarter of 1999.

Biomedical and Emerging Technologies

      Sales from the Biomedical and Emerging Technologies segment were $236.3 million in 1999, an increase of $13.1 million, or 6%, over the 1998 period.
Sales increased due to the inclusion of $29.2 million of sales from acquired businesses. Revenues from government contracts at Thermo Coleman Corporation increased, as well as revenues from Internet services at its Thermo Information
Solutions Inc. subsidiary. Sales at Thermo Cardiosystems Inc. increased due to higher demand. In addition, Thermo Digital Technologies Inc. continued shipments of digital passport printers under a contract with the U.S. government that commenced in the third quarter of 1998. These increases were offset in part by lower revenues in the existing business units of Trex Medical Corporation and, to a lesser extent, Bird Medical Technologies Inc. The decrease in revenues at Trex Medical's existing businesses totaled $22.7 million. Half of this decrease resulted from a reduction in revenues as an OEM contract with a major customer wound down following the customer's acquisition by another corporation. Revenues also decreased at Trex Medical


First Quarter 1999 Compared With First Quarter 1998 (continued)

due to the inclusion in the 1998 period of a $6.7 million cardiac catherization system sale to a Russian customer. In addition, Trex Medical had lower sales of general-purpose X-ray and radiographic/fluoroscopic systems, offset in part by higher demand for mammography systems and related upgrade components. The decrease in revenues at Bird Medical resulted from lower international demand.

      Segment income, excluding restructuring and nonrecurring costs of $2.8 million in 1999, decreased to $4.8 million in 1999 from $18.5 million in 1998.
This decline resulted primarily from a segment loss at Trex Medical in the first quarter of 1999 of $5.5 million, excluding restructuring costs, compared with segment income of $8.8 million in the 1998 period. The decrease in profitability at Trex Medical was primarily due to lower sales of higher-margin products at existing businesses and inventory provisions of $2.4 million. In May 1999, Trex
Medical announced a restructuring plan, which will commence in the second quarter of 1999, primarily for the consolidation of facilities and headcount reductions. Trex Medical expects to incur charges totaling approximately $11 million in connection with these actions, of which approximately $6 to $7 million is expected to occur in the second quarter with the remainder during the second half of 1999. The segment loss at ThermoLase Corporation totaled $6.1 million in 1999 compared with a loss of $7.9 million in 1998. ThermoLase does not plan to expand its day spa operation, announced plans to close two additional spas, and is also assessing whether it will close or sell other spas.
ThermoLase's investment in spa assets and lasers totaled approximately $27 million at April 3, 1999. The realizability of these assets is dependent on the outcome of this assessment. In addition, at April 3, 1999, ThermoLase had operating lease commitments of approximately $24 million related to its spas, other than those announced as closing in 1998. As additional spas are closed in the future, the amount of lease obligations related to such spas in excess of income from subleasing the facilities will be recorded as a loss. In connection with purchases of ThermoLase common stock, $29.2 million of cost in excess of net assets is included in the Company's balance sheet at April 3, 1999, which could be subject to impairment dependent on decisions concerning this business.
Restructuring and other nonrecurring costs of $2.8 million in 1999 includes $1.4 million of nonrecurring costs which were recorded by Thermedics and were associated with the proposed transfer of the Company's wholly owned Thermo
Biomedical group of subsidiaries to Thermedics. The costs primarily represent investment banking fees. ThermoTrex Corporation, including Trex Medical, incurred an aggregate of $1.1 million of severance costs for personnel whose employment terminated during the first quarter of 1999 (Note 7). In addition, the Company recorded $0.3 million of other restructuring costs.

Energy and Environment

      Sales from the Energy and Environment segment were $184.3 million in 1999, compared with $187.0 million in 1998. Revenues from Thermo Ecotek Corporation were relatively unchanged at $47.3 million in 1999 and $47.2 million in 1998.
Revenues from Thermo Ecotek's power operations increased $1.9 million principally due to higher contractual energy rates at certain facilities. From various dates in 1998 onward, contractual energy rate increases ceased at Thermo
Ecotek's four energy facilities in California. In addition, as noted below, the periods during which Thermo Ecotek receives fixed rates for power at these facilities ends in 1999 or 2000. The change from fixed rates to avoided cost rates under the terms of the contracts, as discussed below, will have a significant adverse effect on Thermo Ecotek's revenues and profitability.
Revenues from Thermo Ecotek's Thermo Trilogy Corporation biopesticide subsidiary decreased to $6.3 million in 1999 from $8.0 million in 1998, primarily due to a shift in distribution networks. Sales at Thermo Power Corporation decreased to $61.2 million in 1999 from $68.6 million in 1998, principally due to the sale of its Crusader Engines division in December 1998. Sales at Crusader totaled $6.6 million in the 1998 period and resulted in a nominal loss. Revenues at Thermo
TerraTech Inc. increased to $75.8 million in 1999 from $71.2 million in 1998.
Revenues from Thermo TerraTech's environmental-liability management services increased to $39.1 million in 1999 from $36.4 million in 1998, primarily due to higher demand at certain business units and, to a lesser extent, the inclusion of $0.7 million of sales from an acquired business. Revenues from Thermo
TerraTech's engineering and design services increased $1.3 million in 1999 due to an increase in demand for its laboratory services and, to a lesser extent, construction and labor management services.


First Quarter 1999 Compared With First Quarter 1998 (continued)

      Segment income, excluding restructuring costs of $0.7 million in 1999, was $9.3 million in 1999, compared with $7.6 million in 1998. Thermo Ecotek's segment income was $3.8 million in 1999, compared with $6.5 million in 1998.
Thermo Ecotek's coal-beneficiation facility in Gillette, Wyoming began operations in April 1998. This facility reported operating losses of $4.3 million in the first quarter of 1999, and Thermo Ecotek expects that it will continue to do so in the future. The economics of this facility arise primarily from tax benefits associated with its production. The decrease in segment income at Thermo Ecotek was offset in part by higher contractual energy rates at certain facilities. Segment income at Thermo Power, excluding restructuring costs in 1999, was unchanged at $1.2 million in 1999 and 1998. Segment income at Thermo TerraTech increased to $4.3 million in 1999 from $0.1 million in 1998, principally due to a loss of $4.5 million in 1998 at one of ThermoRetec's business units as a result of losses on certain remedial-construction contracts.
This business unit's operating loss totaled $0.7 million in 1999. Restructuring costs of $0.7 million were recorded by Thermo Power in 1999 for certain actions at its Peek subsidiary, principally severance and abandoned-facility payments in connection with the consolidation of facilities (Note 7).

      The power-sales agreements for Thermo Ecotek's Mendota, Woodland, and
Delano plants in California are so-called standard offer #4 (SO#4) contracts, which require Pacific Gas & Electric (PG&E), in the case of Mendota and Woodland, to purchase the power output of the projects at fixed rates until January and February 2000, and Southern California Edison (SCE), in the case of the Delano facilities, to purchase the power output of the projects at fixed rates until September 2000. However, with respect to Mendota and Woodland, PG&E has asserted that the fixed rates under its agreements will terminate in June and July 1999, although Thermo Ecotek disputes this assertion. Thereafter, the utility will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost). At present, the avoided cost is substantially lower than the payments currently being made by PG&E and SCE to Thermo Ecotek under the fixed-rate portions of their contracts. In addition, although it is difficult to predict future levels of avoided cost, based on current estimates, avoided cost is expected to be substantially lower in 2000 than the rates currently being paid by PG&E and SCE under their fixed-rate contracts. Thermo Ecotek expects that at current avoided cost rates, absent sufficient reductions in fuel prices and other operating costs, its Mendota plant will operate at substantially reduced operating income levels or at a loss beginning in 2000. In addition, although Thermo Ecotek expects that its Delano facilities will continue to have positive cash flows in the fourth quarter of 2000 and thereafter, the facilities will operate at substantial operating losses. In calendar 1998, the Mendota and Delano plants' aggregate operating income was approximately $41.7 million. Further, if the Woodland plant were to operate at projected avoided cost levels, substantial losses would result, primarily due to nonrecourse lease obligations that extend beyond 2000. Absent sufficient reductions in fuel prices and other operating costs, Thermo Ecotek would draw down power reserve funds to cover operating cash shortfalls and then, should such funds be depleted, either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. The results of the Woodland facility were approximately breakeven in 1999 and 1998, as a result of recording as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover proposed shortfalls in lease payments. If PG&E ultimately prevails in its assertion that its obligation to pay fixed rates ends in mid-1999, and if Thermo Ecotek is unsuccessful in renegotiating the terms of its lease or its power purchase agreement with PG&E, Thermo Ecotek's investment in its Woodland operating assets could be impaired by approximately $3 to $5 million, based on projected cash flows. The impairment and the operating losses that would arise in the third quarter of 1999 and thereafter if the Woodland facility's operating costs exceeded its revenues would have a material adverse effect on Thermo Ecotek's future results of operations. In anticipation of these expected declines in revenues and operating income, Thermo Ecotek may explore other options for its biomass facilities, including disposal or repowering.

      As discussed above, Thermo Ecotek began reporting the results of operations of its coal-beneficiation facility, located near Gillette, Wyoming, in April 1998. Although the facility is operating and producing commercially salable product, Thermo Ecotek has encountered certain difficulties in optimizing its performance to achieve sustained operation. Thermo Ecotek continues to experience operational problems. Although Thermo Ecotek continues to explore solutions to these problems, it does not intend to provide significant amounts of additional capital to


First Quarter 1999 Compared With First Quarter 1998 (continued)

implement operational solutions. If any proposed solutions do require significant amounts of additional capital, Thermo Ecotek may pursue alternatives including, but not limited to, seeking alternative sources of capital, such as another partner; reducing the expected output of the facility; or terminate its participation in the partnership by selling the facility or its partnership interest. Given the operating history of the facility, any of these alternatives could have a material adverse effect on Thermo Ecotek's financial position and results of operations. The net book value of the K-Fuel Facility at April 3, 1999, was approximately $67 million. Because the technology being developed is new and untested, no assurance can be given that other difficulties will not arise or that Thermo Ecotek will be able to correct these problems.

Recycling and Resource Recovery

      Sales in the Recycling and Resource Recovery segment increased to $74.2 million in 1999 from $73.3 million in 1998. Revenues increased by $3.9 million at the Company's wholly owned Peter Brotherhood Ltd. subsidiary due to a contract to sell turbine generators to a customer in Russia. Sales from Thermo
Fibertek Inc. decreased to $60.2 million in 1999 from $62.3 million in 1998, primarily due to the February 1999 sale of its Thermo Wisconsin, Inc. subsidiary that resulted in a decrease in revenues of $4.0 million. Revenues at Thermo
Fibertek's existing businesses increased slightly, primarily due to increased sales of stock-preparation equipment in Europe and water-management equipment in North America. These revenue increases at Thermo Fibertek were offset in part by a decrease in revenues from the sale of its stock-preparation equipment and accessories in North America. The favorable effects of currency translation increased revenues by $0.6 million in 1999.

      Segment income, excluding restructuring costs and nonrecurring income, net, of $7.7 million in 1999, was $7.0 million in 1999 and $7.9 million in 1998, primarily due to lower segment income at Thermo Fibertek as a result of a decrease in revenues from its stock-preparation business in North America. This decrease was offset in part by an increase in segment income at Peter
Brotherhood due to higher revenues. Restructuring and nonrecurring income, net, of $7.7 million was recorded by Thermo Fibertek in 1999, which consists of a gain on the sale of Thermo Wisconsin of $11.1 million, offset in part by restructuring and other nonrecurring costs of $3.4 million (Note 7).

Gain on Issuance of Stock by Subsidiaries and Minority Interest Expense

      The Company adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option programs, as well as capital to support the subsidiary's growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of $39.6 million in 1998. Minority interest expense decreased to $4.1 million in 1999 from $24.1 million in 1998.
Minority interest expense in 1998 includes $12.4 million related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries. Minority interest expense also decreased as a result of lower income at the Company's majority-owned subsidiaries.

Income Taxes

      Excluding nontaxable gains from issuance of subsidiary stock, the Company's effective tax rates were 49% and 45% in 1999 and 1998, respectively.
The effective tax rates exceed the statutory federal income tax rate primarily due to nondeductible expenses, state income taxes, and the establishment of a valuation allowance for ThermoLase tax loss carryforwards. The effective tax rate increased due to the larger relative effect of nondeductible expenses, including amortization of cost in excess of net assets of acquired companies, due to lower pretax income.


Liquidity and Capital Resources

      Consolidated working capital was $1.84 billion at April 3, 1999, compared with $2.16 billion at January 2, 1999. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1.16 billion at April 3, 1999, compared with $1.55 billion at January 2, 1999. In addition, the Company had $74.3 million of long-term available-for-sale investments at April 3, 1999, compared with $95.5 million at January 2, 1999. Of the total
$1.23 billion of cash, cash equivalents, and short- and long-term available-for-sale investments at April 3, 1999, $1.08 billion was held by the Company's majority-owned subsidiaries, and the balance was held by the Company and its wholly owned subsidiaries.

      Cash provided by operating activities was $70.8 million during the first quarter of 1999. A decrease in accounts receivable provided $35.2 million of cash, primarily at Thermo Instrument due to lower revenues from analytical products and at Trex Medical due to lower revenues at a majority of its subsidiaries. Cash of $9.9 million was used to fund an increase in inventories, principally relating to analytical products at Thermo Instrument due to the replenishment of year-end inventory levels, lower revenues, and a build-up of inventory in preparation of new product releases. An increase in other current assets used $15.5 million of cash, primarily to fund an increase in unbilled contract costs and fees at the Company's wholly Peter Brotherhood subsidiary and Thermo Fibertek, which was the result of the timing of billings on percentage-of-completion contracts. In addition, the Company used $9.6 million of cash to reduce accounts payable, primarily due to the timing of payments.

      During the first quarter of 1999, the Company's primary investing activities, excluding available-for-sale investments activity, included acquisitions and the purchase of property, plant, and equipment. The Company expended $334.5 million, net of cash acquired, for acquisitions and expended
$24.1 million for purchases of property, plant, and equipment. In addition, Thermedics acquired all of the outstanding shares of Thermo Voltek common stock that Thermedics and the Company did not already own, in completion of its merger agreement, for $19.8 million of cash. The total cost of the acquisition of Thermo Voltek is expected to be approximately $25.7 million, including related expenses, the assumption of Thermo Voltek's $5.2 million principal amount of 3
3/4% subordinated convertible debentures, which became due and payable at the election of the holder following the merger, and the assumption of Thermo
Voltek's outstanding stock options valued at $0.7 million (Note 8).

      The Company's financing activities used $106.3 million of cash during the first quarter of 1999. The Company used $17.1 million of cash for the redemption of redeemable subsidiary common stock. During the first quarter of 1999, the Company expended $10.5 million to purchase shares of its common stock and the Company and certain of its majority-owned subsidiaries expended $87.2 million to purchase shares of common stock and debentures of certain of the Company's majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company's and certain majority-owned subsidiaries' Boards of Directors. As of April 3, 1999, $46.3 million remained under the Company's authorization, and $38.5 million remained under authorizations of the Company's majority-owned subsidiaries. In addition, on May 5, 1999, the Company's Board of Directors authorized the purchase of up to an additional $100 million of Company and subsidiary common stock. The Company may also expend additional amounts to complete its reorganization plans (Note 8).

      The Company has, from time to time, sold put options for shares of its common stock to an institutional counterparty. As of April 3, 1999, the Company had a maximum potential obligation under such arrangements to purchase 5,701,000 shares of its common stock for an aggregate of $83.0 million. The put options are exercisable only at maturity, expire between November 1999 and May 2000, and have a weighted average exercise price per share of $14.56. The Company has the right to settle the put options by physical settlement of the options or by net share settlement using shares of the Company's common stock.


Liquidity and Capital Resources (continued)

      The Company has no material commitments for purchases of property, plant, and equipment and expects that for the remainder of 1999, such expenditures will approximate the current level of expenditures. As of May 12, 1999, the Company's majority-owned subsidiaries had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $67 million. Proposed acquisitions of new businesses are subject to various conditions to closing, and there can be no assurance that all proposed transactions will be consummated.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing contingency plans.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe that it is required to make any material upgrades or modifications to its critical facilities. The Company is currently upgrading or replacing its material noncompliant information technology systems, and the majority of this process was complete as of April 3, 1999. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by the end of October 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and/or evaluate such products. The Company is focusing its efforts on products that are still under warranty, early in their expected life, subject to FDA considerations related to the year 2000, and/or pose a safety risk. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has begun to follow up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk, and expects to be substantially completed by October 1999.



Year 2000 (continued)

Contingency Plans

      The Company is developing contingency plans that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plans as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $7.4 million as of April 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $14 million. Year 2000 costs are funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred.
The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As described above, if any of the Company's significant suppliers or vendors experience business disruptions due to year 2000 issues, there may also be a material adverse effect on the Company. If any countries in which the Company operates experience significant year 2000 disruption, the Company could be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates, and equity prices has not changed materially from year-end 1998.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On January 8, 1999, the Company filed a Current Report on Form 8-K for events occurring on January 7, 1999, with respect to Thermo Instrument Systems
Inc.'s cash tender offer for all of the outstanding shares of Spectra-Physics
AB.

      On March 9, 1999, the Company filed a Current Report on Form 8-K for events occurring on February 22, 1999, announcing that Thermo Instrument Systems
Inc. had purchased and received acceptances for 98% of the outstanding shares of Spectra-Physics AB at a price of approximately 160 Swedish krona per share.

      On March 15, 1999, the Company filed a Current Report on Form 8-K for events occurring on March 15, 1999, with respect to changes in the executive management of the Company and expected results for the first quarter of 1999.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of May 1999.

                            THERMO ELECTRON CORPORATION



                            /s/ Paul F. Kelleher
                            -------------------------------------------------
                            Paul F. Kelleher
                            Senior Vice President, Finance and Administration



                            /s/ Theo Melas-Kyriazi
                            -------------------------------------------------
                            Theo Melas-Kyriazi
                            Chief Financial Officer and Vice President


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.
