Form 10-Q
period 1999-07-03
THERMO ELECTRON CORP
filed 1999-08-12
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                             Outstanding at July 30, 1999
  Common Stock, $1.00 par value                           158,184,285



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      July 3,   January 2,
(In thousands)                                                                           1999         1999
---------------------------------------------------------------------------------- ------------ ----------

Current Assets:
 Cash and cash equivalents                                                         $  386,864   $  396,670
 Short-term available-for-sale investments at quoted market value                     681,197    1,150,585
   (amortized cost of $677,486 and $1,144,785)
 Accounts receivable, less allowances of $63,272 and $52,607                          930,228      875,615
 Unbilled contract costs and fees                                                      82,512       87,031
 Inventories:
   Raw materials and supplies                                                         275,327      267,901
   Work in process                                                                    142,341      127,144
   Finished goods                                                                     228,324      204,662
 Prepaid income taxes                                                                 156,878      143,352
 Prepaid expenses                                                                      58,093       48,369
                                                                                   ----------   ----------

                                                                                    2,941,764    3,301,329
                                                                                   ----------   ----------

Property, Plant, and Equipment, at Cost                                             1,153,583    1,291,485
 Less:  Accumulated depreciation and amortization                                     442,735      458,523
                                                                                   ----------   ----------

                                                                                      710,848      832,962
                                                                                   ----------   ----------

Long-term Available-for-sale Investments, at Quoted Market Value                       97,432       95,537
 (amortized cost of $93,834 and $99,256)
                                                                                   ----------   ----------


Other Assets                                                                          259,510      186,168
                                                                                   ----------   ----------

Cost in Excess of Net Assets of Acquired Companies (Note 6)                         1,925,437    1,915,649
                                                                                   ----------   ----------

                                                                                   $5,934,991   $6,331,645
                                                                                   ==========   ==========



                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      July 3,   January 2,
(In thousands except share amounts)                                                      1999        1999
---------------------------------------------------------------------------------- ------------ ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                     $  171,922   $  134,071
 Accounts payable                                                                     282,057      272,503
 Accrued payroll and employee benefits                                                147,248      142,323
 Accrued income taxes                                                                  23,926       92,623
 Accrued installation and warranty costs                                               74,198       71,118
 Deferred revenue                                                                      65,824       60,582
 Other accrued expenses (Notes 6 and 7)                                               474,368      365,103
                                                                                   ----------   ----------

                                                                                    1,239,543    1,138,323
                                                                                   ----------   ----------

Deferred Income Taxes and Other Deferred Items                                        145,164      175,984
                                                                                   ----------   ----------

Long-term Obligations:
 Senior convertible obligations                                                       187,042      187,042
 Senior notes                                                                         150,000      150,000
 Subordinated convertible obligations                                               1,588,071    1,639,052
 Nonrecourse tax-exempt obligations                                                    14,500       15,500
 Other                                                                                 44,147       33,937
                                                                                   ----------   ----------

                                                                                    1,983,760    2,025,531
                                                                                   ----------   ----------

Minority Interest                                                                     555,518      649,382
                                                                                   ----------   ----------

Common Stock of Subsidiaries Subject to Redemption ($59,003 and                        57,871       94,301
 $95,262 redemption value)
                                                                                   ----------   ----------


Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized;                           167,253      166,971
   167,253,232 and 166,970,806 shares issued
 Capital in excess of par value                                                     1,027,956    1,033,799
 Retained earnings                                                                  1,009,652    1,216,541
 Treasury stock at cost, 9,100,980 and 8,477,707 shares                              (161,598)    (151,643)
 Deferred compensation                                                                 (6,524)           -
 Accumulated other comprehensive items (Note 2)                                       (83,604)     (17,544)
                                                                                   ----------   ----------

                                                                                    1,953,135    2,248,124
                                                                                   ----------   ----------

                                                                                   $5,934,991   $6,331,645
                                                                                   ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      July 3,      July 4,
(In thousands except per share amounts)                                                  1999         1998
---------------------------------------------------------------------------------- ----------- -----------

Revenues:
 Product and service revenues                                                      $1,044,048  $   899,968
 Research and development contract revenues                                            48,292       47,831
                                                                                   ----------  -----------

                                                                                    1,092,340      947,799
                                                                                   ----------  -----------

Costs and Operating Expenses:
 Cost of product and service revenues (Note 7)                                        642,488      520,351
 Expenses for research and development (a)                                            111,348       93,652
 Selling, general, and administrative expenses (Note 7)                               283,301      224,200
 Restructuring and other nonrecurring costs, net (Note 7)                             391,258        4,112
                                                                                   ----------  -----------

                                                                                    1,428,395      842,315
                                                                                   ----------  -----------

Operating Income (Loss)                                                              (336,055)     105,484
Gain on Issuance of Stock by Subsidiaries                                                   -       14,601
Other Income (Expense), Net (Notes 3 and 7)                                           (34,283)       7,327
                                                                                   ----------  -----------

Income (Loss) Before Income Taxes, Minority Interest, and Extraordinary Item         (370,338)     127,412
Income Tax (Provision) Benefit (Note 7)                                                87,632      (51,093)
Minority Interest (Expense) Income                                                     47,518      (16,697)
                                                                                   ----------  -----------

Income (Loss) Before Extraordinary Item                                              (235,188)      59,622
Extraordinary Item, Net of Provision for Income Taxes and Minority                          -        2,163
 Interest of $3,582 (Note 4)
                                                                                   ----------  -----------

Net Income (Loss)                                                                  $ (235,188) $    61,785
                                                                                   ==========  ===========

Earnings (Loss) per Share (Note 4):
 Basic                                                                             $    (1.49) $       .37
                                                                                   ==========  ===========

 Diluted                                                                           $    (1.49) $       .34
                                                                                   ==========  ===========

Weighted Average Shares (Note 4):
 Basic                                                                                158,010      166,168
                                                                                   ==========  ===========

 Diluted                                                                              158,010      183,329
                                                                                   ==========  ===========

(a) Includes Costs of:
     Research and development contracts                                            $   43,100  $    40,634
     Internally funded research and development                                        68,248       53,018
                                                                                   ----------  -----------

                                                                                   $  111,348  $    93,652
                                                                                   ==========  ===========


The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION


                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                      July 3,      July 4,
(In thousands except per share amounts)                                                  1999         1998
---------------------------------------------------------------------------------- ----------- -----------

Revenues:
 Product and service revenues                                                      $2,006,466  $ 1,800,965
 Research and development contract revenues                                            95,412       91,097
                                                                                   ----------  -----------

                                                                                    2,101,878    1,892,062
                                                                                   ----------  -----------

Costs and Operating Expenses:
 Cost of product and service revenues (Note 7)                                      1,224,548    1,054,045
 Expenses for research and development (a)                                            213,273      184,970
 Selling, general, and administrative expenses (Note 7)                               541,103      451,054
 Restructuring and other nonrecurring costs (Note 7)                                  388,291        4,112
                                                                                   ----------  -----------

                                                                                    2,367,215    1,694,181
                                                                                   ----------  -----------

Operating Income (Loss)                                                              (265,337)     197,881
Gain on Issuance of Stock by Subsidiaries                                                   -       54,206
Other Income (Expense), Net (Notes 3 and 7)                                           (41,683)       4,958
                                                                                   ----------  -----------

Income (Loss) Before Income Taxes, Minority Interest, and Extraordinary Item         (307,020)     257,045
Income Tax (Provision) Benefit (Note 7)                                                56,733      (91,887)
Minority Interest (Expense) Income                                                     43,398      (40,766)
                                                                                   ----------  -----------

Income (Loss) Before Extraordinary Item                                              (206,889)     124,392
Extraordinary Item, Net of Provision for Income Taxes and Minority                          -        2,886
 Interest of $4,844 (Note 4)
                                                                                   ----------  -----------

Net Income (Loss)                                                                  $ (206,889) $   127,278
                                                                                   ==========  ===========

Earnings (Loss) per Share (Note 4):
 Basic                                                                             $    (1.31) $       .78
                                                                                   ==========  ===========

 Diluted                                                                           $    (1.32) $       .71
                                                                                   ==========  ===========

Weighted Average Shares (Note 4):
 Basic                                                                                158,028      162,650
                                                                                   ==========  ===========

 Diluted                                                                              158,028      179,955
                                                                                   ==========  ===========

(a) Includes Costs of:
     Research and development contracts                                            $   84,376  $    79,361
       Internally funded research and development                                     128,897      105,609
                                                                                   ----------  -----------

                                                                                   $  213,273  $   184,970
                                                                                   ==========  ===========


The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION


                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                     July 3,       July 4,
(In thousands)                                                                          1999         1998
--------------------------------------------------------------------- ---------- ------------ ------------

Operating Activities:
 Net income (loss)                                                               $   (206,889) $   127,278
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                     91,026       78,600
     Noncash restructuring and other nonrecurring costs, net (Note 7)                 324,249        4,112
     Provision for losses on accounts receivable (Note 7)                               9,348        3,777
     Change in deferred income taxes                                                  (46,643)      (3,779)
     Minority interest expense (income)                                               (43,398)      40,766
     Equity in loss of unconsolidated subsidiaries                                     10,663          474
     Gain on issuance of stock by subsidiaries                                              -      (54,206)
     Gain on sale of business (Note 7)                                                (11,099)           -
     (Gain) loss on investments, net                                                      699       (5,252)
     Extraordinary item, net of income taxes and minority interest                          -       (2,886)
     Other noncash items                                                               31,913        8,668
     Changes in current accounts, excluding the effects of acquisitions and dispositions:
        Accounts receivable                                                            (7,007)      20,782
        Inventories                                                                   (11,784)     (29,532)
        Other current assets                                                            4,527       (5,388)
        Accounts payable                                                               (2,574)     (21,453)
        Other current liabilities                                                     (52,895)     (29,751)
                                                                                   ----------  -----------

          Net cash provided by operating activities                                    90,136      132,210
                                                                                   ----------  -----------


Investing Activities:
 Acquisitions, net of cash acquired (Note 6)                                         (345,214)    (121,685)
 Acquisition of Thermo Voltek common stock (Note 8)                                   (20,482)           -
 Refund of acquisition purchase price                                                   4,074            -
 Proceeds from sale of a business                                                      13,537            -
 Purchases of available-for-sale investments                                         (510,997)  (1,484,823)
 Proceeds from sale and maturities of available-for-sale                              983,324    1,073,609
   investments
 Purchases of property, plant, and equipment                                          (64,248)     (74,226)
 Proceeds from sale of property, plant, and equipment                                  14,540        8,994
 Increase in other assets                                                              (6,687)      (6,795)
 Other                                                                                 15,371        9,036
                                                                                   ----------  -----------

          Net cash provided by (used in) investing activities                    $    83,218  $   (595,890)
                                                                                   ----------  -----------




                           THERMO ELECTRON CORPORATION


                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                     July 3,       July 4,
(In thousands)                                                                          1999          1998
------------------------------------------------------------------------- ------ ------------ ------------

Financing Activities:
 Net proceeds from issuance of long-term obligations                             $    14,930  $    243,973
 Repayment of long-term obligations                                                  (20,005)      (44,618)
 Net proceeds from issuance of Company and subsidiary common                           4,066       474,060
   stock
 Purchases of Company and subsidiary common stock and                               (140,370)     (165,874)
   subordinated convertible debentures
 Redemption of subsidiary common stock                                               (17,070)            -
 Decrease in short-term notes payable                                                (10,516)      (26,041)
 Other                                                                                 1,959         2,178
                                                                                 -----------  ------------

          Net cash provided by (used in) financing activities                       (167,006)      483,678
                                                                                 -----------  ------------

Exchange Rate Effect on Cash                                                         (16,154)       (2,628)
                                                                                 -----------  ------------

Increase (Decrease) in Cash and Cash Equivalents                                      (9,806)       17,370
Cash and Cash Equivalents at Beginning of Period                                     396,670       593,580
                                                                                 -----------  ------------

Cash and Cash Equivalents at End of Period                                       $   386,864  $    610,950
                                                                                 ===========  ============

Noncash Activities:
 Conversions of subsidiary convertible obligations                               $         -  $     16,980
                                                                                 ===========  ============

 Fair value of assets of acquired companies                                      $   588,437  $    198,278
 Cash paid for acquired companies                                                   (386,026)     (132,568)
 Issuance of subsidiary common stock for acquired company                                  -        (8,250)
                                                                                 -----------  ------------

   Liabilities assumed of acquired companies                                     $   202,411  $     57,460
                                                                                 ===========  ============

















The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Certain prior period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income (loss) and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of 1999 and 1998, the Company had a comprehensive loss of $247.9 million and comprehensive income of $57.9 million, respectively. During the first six months of 1999 and 1998, the Company had a comprehensive loss of $257.0 million and comprehensive income of $120.1 million, respectively.

3.    Other Income (Expense), Net

      The components of other income (expense), net in the accompanying statement of operations are:

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Interest Income                                                 $13,960    $ 28,464    $31,919    $ 52,229
Interest Expense                                                (27,788)    (26,360)   (55,474)    (51,967)
Equity in Loss of Unconsolidated Subsidiaries (Notes 6 an 7)    (10,699)       (186)   (10,663)       (474)
Gain (Loss) on Investments, Net (Note 7)                         (3,469)      5,412       (699)      5,252
Other (Note 7)                                                   (6,287)         (3)    (6,766)        (82)
                                                                -------    --------    -------    --------

                                                               $(34,283)   $  7,327   $(41,683)   $  4,958
                                                               ========    ========   ========    ========




4.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                 Three Months Ended      Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                             $(235,188) $  61,785   $(206,889)  $ 127,278
                                                              ---------  ----------  ---------   ---------

Weighted Average Shares                                         158,010     166,168    158,028     162,650
                                                              ---------   ---------  ---------   ---------

Basic Earnings (Loss) per Share                               $   (1.49)  $     .37  $   (1.31)  $     .78
                                                              =========   =========  =========   =========

Diluted
Net Income (Loss)                                             $(235,188)  $  61,785  $(206,889)  $ 127,278
Effect of:
 Convertible obligations                                              -       3,667          -       7,334
 Majority-owned subsidiaries' dilutive securities                  (679)     (2,500)    (1,483)     (6,676)
                                                              ---------   ---------   --------   ---------

Income (Loss) Available to Common Shareholders,               $(235,867)  $  62,952  $(208,372)  $ 127,936
 as Adjusted
                                                              ---------   ---------  ---------   ---------


Weighted Average Shares                                         158,010     166,168    158,028     162,650
Effect of:
 Convertible obligations                                              -      15,476          -      15,476
 Stock options                                                        -       1,685          -       1,829
                                                               --------   ---------   --------   ---------

Weighted Average Shares, as Adjusted                            158,010     183,329    158,028     179,955
                                                               --------   ---------   --------   ---------

Diluted Earnings (Loss) per Share                              $ (1.49)   $     .34  $   (1.32)  $     .71
                                                              =========   =========  =========   =========

      The computation of diluted loss per share for the second quarter and first six months of 1999 excludes the effect of assuming the conversion of the Company's $585.0 million principal amount 4 1/4% subordinated convertible debentures, convertible at $37.80 per share, and the effect of assuming the exercise of outstanding stock options, because the effect would be antidilutive due to the Company's net loss. As of July 3, 1999, there were 11,952,000 of such options outstanding, with exercise prices ranging from $8.85 to $43.46 per share. In addition, the computation of diluted loss per share for the second quarter and first six months of 1999 excludes the effect of assuming the repurchase of 5,701,000 shares of Company common stock at a weighted average exercise price of $14.56 per share in connection with put options sold to an institutional counterparty, because the effect would be antidilutive.

      During 1998, the Company recorded extraordinary gains in connection with the repurchase of subsidiary subordinated convertible debentures, which increased basic and diluted earnings per share by $.01 in the second quarter of 1998 and $.02 in the first six months of 1998.



5.     Business Segment Information

                                                             Three Months Ended         Six Months Ended
                                                              July 3,     July 4,     July 3,     July 4,
(In thousands)                                                   1999        1998        1999        1998
---------------------------------------------------------- ----------- ----------- ----------- -----------

Revenues:
   Measurement and Detection                               $  588,502  $  451,688  $1,105,266  $  913,724
   Biomedical and Emerging Technologies                       242,864     228,293     479,193     451,555
   Energy and Environment                                     196,467     192,369     380,747     379,361
   Recycling and Resource Recovery                             66,246      77,008     140,461     150,320
   Intersegment (a)                                            (1,739)     (1,559)     (3,789)     (2,898)
                                                           ----------  ----------  ----------  ----------

                                                           $1,092,340  $  947,799  $2,101,878  $1,892,062
                                                           ==========  ==========  ==========  ==========

Income (Loss) Before Income Taxes, Minority Interest,
 and Extraordinary Item:
   Measurement and Detection (b)                           $   29,300  $   65,700  $   82,894  $  132,434
   Biomedical and Emerging Technologies (c)                  (157,094)     17,328    (155,094)     35,860
   Energy and Environment (d)                                (175,236)     20,556    (166,627)     28,197
   Recycling and Resource Recovery (e)                        (24,120)      9,400      (9,358)     17,275
                                                           ----------  ----------  ----------  ----------

     Total segment income (f)                                (327,150)    112,984    (248,185)    213,766
   Corporate (g)                                              (43,188)     14,428     (58,835)     43,279
                                                           ----------  ----------  ----------  ----------

                                                           $ (370,338) $  127,412  $ (307,020) $  257,045
                                                           ==========  ==========  ==========  ==========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other nonrecurring costs of $30.4 million, $1.4 million, $31.6 million, and $1.4 million in the second quarter of 1999 and 1998, and the first six months of 1999 and 1998, respectively. Includes charges of $3.0 million and $7.6 million in the second quarter and first six months of 1999, respectively, primarily for the sale of inventories revalued in connection with an acquisition and other inventory provisions.
(c) Includes restructuring and other nonrecurring costs of $142.3 million, $2.7 million, $145.1 million, and $2.7 million in the second quarter of 1999 and 1998, and the first six months of 1999 and 1998, respectively. Includes charges of $20.2 million and $22.6 million in the second quarter and first six months of 1999, respectively, primarily for inventory provisions.
(d) Includes restructuring and other nonrecurring costs of $189.2 million and $189.9 million in the second quarter and first six months of 1999, respectively. Includes charges of $4.4 million in the second quarter and first six months of 1999, primarily for inventory provisions.
(e) Includes restructuring and other nonrecurring costs, net of $29.4 million and $21.7 million in the second quarter and first six months of 1999, respectively.
(f) Segment income is income before corporate general and administrative expenses, other income and expense, minority interest, income taxes, and extraordinary item.
(g) Includes corporate general and administrative expenses, other income and expense, and in 1998, gain on issuance of stock by subsidiaries.


6.    Acquisitions

      During the first quarter of 1999, Thermo Instrument acquired 17,494,684 shares (or approximately 99%) of Spectra-Physics AB, a Stockholm Stock
Exchange-listed company, for approximately 160 Swedish krona per share
(approximately $20 per share) in completion of Thermo Instrument's cash tender offer to acquire all of the outstanding shares of Spectra-Physics. Thermo
Instrument expects to acquire the remaining Spectra-Physics shares outstanding for approximately 160 Swedish krona per share pursuant to the compulsory acquisition rules applicable to Swedish companies, of which certain shares were acquired in the second quarter of 1999. The aggregate purchase price was approximately $347.2 million, including related expenses. On the date of acquisition, Spectra-Physics had $39.1 million of cash, which included $30.5 million held by its majority-owned subsidiary. The accompanying July 3, 1999, balance sheet includes $2.2 million accrued for the purchase of the remaining
Spectra-Physics shares outstanding. Spectra-Physics manufactures a wide range of laser-based instrumentation systems, primarily for the process-control, industrial measurement, construction, research, commercial, and government markets. Spectra-Physics had revenues of approximately $442 million in 1998, with operations throughout North America and Europe, and a presence in the Pacific Rim.

      In connection with the acquisition of Spectra-Physics, Thermo Instrument acquired 4,162,000 shares of FLIR Systems, Inc. common stock. FLIR designs, manufactures, and markets thermal imaging and broadcast camera systems which detect infrared radiation or heat emitted directly by all objects and materials.
The investment in FLIR shares represented 29.4% of FLIR's outstanding shares as of July 3, 1999. Thermo Instrument accounts for its investment in FLIR on the equity method with a one quarter lag to ensure the availability of FLIR's operating results in time to enable Thermo Instrument to include its pro rata share of FLIR's results with its own. During the first calendar quarter of 1999, FLIR recorded a loss in connection with a pooling-of-interests transaction and certain restructuring actions. Thermo Instrument has recorded its pro rata share of this loss, $5.1 million, in equity in loss of unconsolidated subsidiaries, a component of other income (expense), net in the accompanying statement of operations. In addition, as a result of the pooling consummated by FLIR and related issuance of FLIR shares in March 1999, Thermo Instrument's pro rata share of FLIR's equity decreased. This decrease totaled $6.0 million and has been recorded as a nonrecurring loss in equity in loss of unconsolidated subsidiaries in the accompanying statement of operations, pursuant to Securities and Exchange Commission Staff Accounting Bulletin 51.

      In addition, the Company and its majority-owned subsidiaries made several other acquisitions during the first six months of 1999 for $37.1 million in cash, net of cash acquired, subject to certain post-closing adjustments. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustments will be material.

      These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $157.1 million, which is being amortized over periods not exceeding 40 years.
Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma results have not been presented as the results of the acquired businesses were not material to the Company's results of operations.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at July 3, 1999, primarily included completion of planned severances and abandonment of excess facilities for certain acquisitions


6.    Acquisitions (continued)

completed during the last twelve months. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                            $ 7,347        $14,577        $ 1,268        $23,192
 Reserves established                                  15,804          1,938          1,024         18,766
 Usage                                                 (5,013)        (1,736)          (973)        (7,722)
 Decrease due to finalization of                         (455)             -           (242)          (697)
   restructuring plans, recorded as a
   decrease to cost in excess of net assets
   of acquired companies
 Currency translation                                    (597)          (592)           (89)        (1,278)
                                                      -------        -------        -------        -------

Balance at July 3, 1999                               $17,086        $14,187        $   988        $32,261
                                                      =======        =======        =======        =======

7.    Restructuring and Related Costs

      During the second quarter of 1999, the Company and certain of its subsidiaries initiated broad scale restructuring actions affecting a number of business units. As a result, the Company recorded restructuring and related costs totaling $418.8 million and other nonoperating charges totaling $24.9 million. Restructuring and related costs include $369.9 million of restructuring costs, $21.4 million of other nonrecurring costs, $25.3 million of inventory and warranty provisions, and $2.3 million of provisions for uncollectible accounts receivable. The inventory and warranty provisions are included in cost of revenues, and the provisions for uncollectible accounts receivable are included in selling, general, and administrative expenses in the accompanying statement of operations. Other nonoperating charges include $22.5 million of other expense, net and $2.5 million of income tax expense as detailed by segment below. Severance and lease costs, recorded as components of restructuring costs, were accounted for in accordance with EITF 94-3.

      In addition, during the first quarter of 1999, the Company and certain of its subsidiaries recorded restructuring and related costs of $4.0 million, including $5.6 million of restructuring costs, $8.6 million of other nonrecurring income, net, and $7.0 million of inventory charges.


7.    Restructuring and Related Costs (continued)

      The Company recorded charges by segment for the second quarter of 1999 as follows:

(In thousands)          Measurement    Biomedical        Energy     Recycling      Corporate        Total
                                and           and           and           and
                          Detection      Emerging   Environment      Resource
                                     Technologies                    Recovery
--------------------- -------------- ------------- ------------- ------------- -------------- ------------

Cost of product and       $   2,957      $ 18,176      $  4,129      $      -      $       -      $ 25,262
 service revenues
Selling, general,                 -         2,049           249             -              -         2,298
 and administrative
 expenses
Restructuring and            30,378       142,285       189,159        29,436              -       391,258
 other nonrecurring
 costs, net
Other expense, net           11,066         5,668         2,125             -          3,609        22,468
Income tax expense            1,409             -         1,055             -              -         2,464
                          ---------      --------      --------      --------      ---------      --------

                          $  45,810      $168,178      $196,717      $ 29,436      $   3,609      $443,750
                          =========      ========      ========      ========      =========      ========

      The Company recorded charges by segment for the first six months of 1999 as follows:

(In thousands)          Measurement    Biomedical        Energy     Recycling      Corporate        Total
                                and           and           and           and
                          Detection      Emerging   Environment      Resource
                                     Technologies                    Recovery
--------------------- -------------- ------------- ------------- ------------- -------------- ------------

Cost of product and       $   7,566      $ 20,601      $  4,129      $      -      $       -      $ 32,296
 service revenues
Selling, general,                 -         2,049           249             -              -         2,298
 and administrative
 expenses
Restructuring and            31,621       145,090       189,860        21,720              -       388,291
 other nonrecurring
 costs, net
Other expense, net           11,066         5,668         2,125             -          3,609        22,468
Income tax expense            1,409             -         1,055             -              -         2,464
                          ---------      --------      --------      --------      ---------      --------

                          $  51,662      $173,408      $197,418      $ 21,720      $   3,609      $447,817
                          =========      ========      ========      ========      =========      ========

      The components of restructuring and related costs by segment and, where applicable, by majority-owned subsidiary, are as follows:

Measurement and Detection

Thermedics Inc.

      Thermedics recorded restructuring and related costs of $32.5 million during the second quarter of 1999 relating to the Measurement and Detection segment, including restructuring costs of $30.1 million, other nonrecurring costs of $0.1 million, a tax asset write-off of $1.4 million, and inventory provisions of $0.9 million. Restructuring costs of $30.1 million relate to a decision to sell its power electronics and test equipment business and include
$28.5 million to write off related cost in excess of net assets of acquired companies to reduce the carrying value of the business to the


7.    Restructuring and Related Costs (continued)

estimated proceeds from its sale. In addition, restructuring costs include a charge of $1.6 million recorded by Thermedics to write off its remaining net investment in a subsidiary of the power electronics and test equipment business, which Thermedics intends to transfer to a buyer in consideration for a release from certain contractual obligations, primarily ongoing lease obligations. The tax write-off represents a deferred tax asset that will not be realized as a result of exiting this business. The inventory provision results from exiting and reengineering certain product lines. Unaudited revenues and operating losses, excluding restructuring and related costs, of the power electronics and test equipment business were $12.8 million and $0.9 million, respectively, for the first six months of 1999 and $37.9 million and $0.2 million, respectively, for 1998. Thermedics recorded other nonrecurring costs of $0.1 million to write off a receivable as a result of an unfavorable resolution of a post-closing adjustment in connection with the sale of a business in 1998.

Thermo Instrument Systems Inc.

      In connection with restructuring actions commenced in 1998, certain subsidiaries of Thermo Instrument recorded restructuring costs of $0.2 million and $1.2 million during the second and first quarter of 1999, respectively. The restructuring costs were primarily for business relocation and facility-closure costs. Thermo Instrument expects to incur additional restructuring costs totaling $0.8 million in the third quarter of 1999.

      During the second quarter of 1999, Thermo Instrument recorded other nonrecurring charges of $13.1 million, including $11.1 million in charges relating to its equity investment in FLIR (Note 6). These charges were recorded to equity in loss of unconsolidated subsidiaries, a component of other expense, net in the accompanying statement of operations. Thermo Instrument's nonrecurring charges also include an adjustment to cost of revenues of $2.0 million relating to the sale of inventories at Spectra-Physics revalued at the date of its acquisition. Thermo Instrument recorded a charge of $4.6 million relating to the sale of such inventories in the first quarter of 1999.

Biomedical and Emerging Technologies

ThermoTrex Corporation

      During the second quarter of 1999, ThermoTrex announced restructuring actions at its Trex Medical Corporation and ThermoLase Corporation subsidiaries.
In connection with these actions, ThermoTrex recorded restructuring and related costs of $93.9 million in the second quarter of fiscal 1999, including restructuring costs of $72.3 million, inventory and warranty provisions of $14.3 million, provisions for uncollectible accounts receivable of $1.6 million, and other nonoperating charges of $5.7 million.

      During the second quarter of 1999, Trex Medical recorded $18.1 million of restructuring and related costs, including restructuring costs of $6.1 million and inventory and warranty provisions of $12.0 million. The restructuring costs were incurred primarily in connection with the consolidation of certain facilities and, to a lesser extent, actions to reduce costs in other operations.
Restructuring costs include $2.3 million for facility-closing costs, net of assumed sublease income; $2.0 million to write off leasehold improvements at facilities to be closed and to write down fixed assets to their estimated disposal value; and $1.9 million for severance for 265 employees across all functions.

      In August 1999, Trex Medical received notification from the FDA denying its 501(k) filing for its digital mammography system. Trex Medical plans to meet with the FDA to discuss the reasons for the denial, and expects to implement various design changes, initiate additional clinical trials, and, if appropriate after completing such clinical trials, submit a new application for marketing clearance. Trex Medical hopes to have initiated additional clinical trials within one year, but there can be no assurance regarding the timing or results of such clinical trials, or the submission of a new filing to the FDA for marketing clearance. Trex Medical recorded costs of $9.4 million to establish inventory provisions and to terminate purchase commitments for products that have become obsolete due to planned product


7.    Restructuring and Related Costs (continued)

changes or excess as a result of a recent decline in demand. The largest component of the inventory charge was recorded as a result of the decision by the FDA to deny Trex Medical's application its digital mammography system and resulting design changes expected to be made to the system. Provisions resulting from other planned product and technology changes and decreased demand for certain other products are also principal components of the inventory charge.
Warranty provisions of $2.6 million were recorded for estimated costs to address certain product warranty issues, including costs associated with corrective actions to be taken with respect to certain previously sold mammography products.

      Trex Medical expects to incur additional restructuring costs totaling approximately $5.0 million, principally over the next several quarters, which will be recorded when incurred, such as additional charges for certain employee and business relocation and related costs. Completion of Trex Medical's restructuring plan is expected to occur in the first quarter of 2000.

      During 1998, ThermoLase initiated certain restructuring activities, including the announced closure of three domestic spas and the termination of a joint venture that operated its spa in France. Two of the domestic spas were closed during the fourth quarter of 1998. ThermoLase closed the third spa, as well as two additional spas, in the second quarter of 1999. Also during the second quarter of 1999, ThermoLase sold its remaining nine day spas, as well as the stock in its destination spa, The Greenhouse Spa, Inc. In connection with the sale and closures announced in 1999, as well as other actions, ThermoLase recorded restructuring and related costs of $67.7 million during the second quarter of 1999, including restructuring costs of $60.3 million, inventory provisions of $2.3 million, provisions for uncollectible accounts receivable of $1.7 million, and an investment write-down of $3.4 million. Restructuring costs include a $19.9 million loss on the sale of its spa businesses; $17.4 million for the write-off of leasehold improvements and equipment pertaining to the hair-removal business; $11.7 million for ongoing lease obligations, net of assumed sublease income; $10.0 million of estimated costs to terminate certain other obligations related to the ThermoLase hair-removal business; $0.4 million for losses on laser purchase commitments; $0.3 million to write down investments in international joint ventures; and $0.4 million for other related costs. In addition, restructuring costs include $0.2 million of severance costs for approximately 14 employees across all functions. The inventory provisions were for certain branded product lines at ThermoLase's Creative Beauty Innovations, Inc. subsidiary that have been discontinued, and the investment write-down was to reduce the carrying value of ThermoLase's investment in a privately held company to its estimated disposal value. The investment write-down is included in other expense, net in the accompanying statement of operations. Unaudited revenues and operating losses, excluding restructuring costs, of the spa businesses were $6.6 million and $15.5 million, respectively, for the first six months of 1999, and $9.6 million and $14.6 million, respectively, for 1998.

      ThermoTrex and the Company recorded aggregate restructuring costs of $62.7 million during the second quarter of 1999, representing a write-off of cost in excess of net assets of acquired companies. Of the total write-off, $59.3 million was to write-off cost in excess of net assets of acquired companies that arose from repurchases of ThermoLase common stock. This asset has become impaired as a result of continuing losses at ThermoLase and a decision to exit its principal business. The balance of the write off was recorded by ThermoTrex as a result of a decision to hold for sale its Trex Communications Corporation subsidiary, and represents a reduction in the carrying value of Trex
Communications to the amount of expected proceeds from its sale. In addition, ThermoTrex provided a reserve of $2.3 million for impairment of a note receivable from an unaffiliated company. This amount is included in other expense, net in the accompanying statement of operations.

      In addition, ThermoTrex recorded restructuring and related charges of $3.5 million during the first quarter of 1999, including $1.1 million of restructuring costs, of which $0.6 million was recorded at Trex Medical. The total charge also includes inventory provisions of $2.4 million that were recorded by Trex Medical. The restructuring costs were related to severance for 72 employees across all functions.


7.    Restructuring and Related Costs (continued)

Thermo Coleman Corporation

      Thermo Coleman Corporation recorded restructuring and related costs of $17.0 million during the second quarter of 1999, principally as a result of a decision to exit certain businesses through sale or closure. Restructuring costs include $10.5 million to write off cost in excess of net assets of acquired companies, $2.3 million for the write down of fixed assets, $3.8 million of inventory provisions, and a $0.4 million provision for a note receivable. The charges reduce the carrying values of the businesses to the estimated proceeds from their sale. Unaudited revenues and operating losses of these businesses were $16.5 million and $3.9 million, respectively, in the first six months of 1999, and revenues and operating income of $34.5 million and $1.5 million, respectively, in 1998.

Thermedics Inc.

      During the second quarter of 1999, Thermedics recorded $0.3 million of other nonrecurring costs relating to the proposed transfer of the Company's wholly owned Thermo Biomedical group of subsidiaries to Thermedics. In addition, Thermedics recorded $1.4 million of other nonrecurring costs in the first quarter of 1999, primarily for investment banking fees that were also associated with the proposed transfer. Thermedics expects to incur additional nonrecurring costs totaling approximately $0.7 million, principally through December 1999, which will be recorded when incurred. These charges also relate to the proposed transfer.

Other

      The Company recorded restructuring costs of $0.2 million and $0.3 million in the second and first quarter of 1999, respectively.

Energy and Environment

Thermo Ecotek Corporation

      During the second quarter of 1999, Thermo Ecotek recorded $124.3 million of restructuring costs and other charges of $2.1 million, as a result of actions detailed below.

      Following significant investments of resources in attempts to correct operational problems, in May 1999, Thermo Ecotek made a decision to cease further efforts and hold for sale or disposal its Gillette, Wyoming, facility.
As a result, Thermo Ecotek recorded a restructuring charge of $68.0 million, including $63.3 million to write down the plant and related equipment to a nominal salvage value, $4.4 million for estimated land reclamation costs, and $0.3 million of other exit costs, primarily abandoned-facility payments. Thermo
Ecotek recorded $1.5 million of minority interest income, representing a minority partner's share of these charges. Revenues of this facility were nominal during the period it operated. The facility had unaudited operating losses, excluding restructuring costs, of $6.2 million in the first six months of 1999 and $7.6 million in 1998.

      Thermo Ecotek's Delano, California, biomass facilities will reach the end of the fixed price contract period of their power-sales agreement in September
2000. While Thermo Ecotek's forecasts for periods after that time project positive cash flows, the facilities would operate at a loss due to depreciation expense that extends beyond fiscal 2000. In May 1999, Thermo Ecotek entered into an agreement to terminate the power-sales agreement for its Delano facilities, effective December 31, 1999. The terms of the agreement call for Thermo Ecotek to receive payments in lieu of operating under its current agreement and is subject to regulatory approval. Thermo Ecotek recorded a restructuring charge of $51.0 million as a result of entering into the new agreement, including $47.5 million to write down the plant and related assets to their estimated recoverable value, $2.4 million related to a loss on the cancellation of the facility's primary fuel contract, and $1.1 million to write off cost in excess of net assets of acquired companies.


7.    Restructuring and Related Costs (continued)

      Pacific Gas & Electric (PG&E), the customer under a long-term power-sales agreement at Thermo Ecotek's Woodland, California, plant, has interpreted the terms of such agreement to permit PG&E to cease payment of fixed contract rates effective July 1, 1999, and to thereafter purchase power at avoided cost rates.
Although Thermo Ecotek contests this interpretation and is considering its alternatives concerning this dispute, Thermo Ecotek recorded a restructuring charge of $3.8 million during the second quarter of 1999, representing impairment of its net investment in the Woodland facility as a result of PG&E's decision to cease making payments of fixed contract rates.

      In addition, during the second quarter of 1999, Thermo Ecotek recorded a charge of $1.5 million to write off a power plant that is held for sale. Thermo
Ecotek believes that the salvage value, if any, is nominal.

      In the second quarter of 1999, Thermo Ecotek also recorded a charge of $2.1 million representing the write-down of available-for-sale investments representing an equity interest of its minority partner in the Gillette, Wyoming, facility due to impairment that Thermo Ecotek deems permanent based on recent stock prices. This amount is included in loss on investments, net, a component of other expense, net in the accompanying statement of operations.

Thermo TerraTech Inc.

      In May 1999, Thermo TerraTech announced that its majority-owned subsidiaries plan to sell several businesses. The businesses proposed to be sold include the used-oil processing operation of Thermo EuroTech, N.V.; three soil-recycling facilities of ThermoRetec Corporation, in addition to the sites previously announced; and the Randers division, BAC Killam Inc., and E3-Killam
Inc. businesses of The Randers Killam Group Inc. In connection with these actions, Thermo TerraTech recorded $55.9 million of restructuring and related costs, including restructuring costs of $54.2 million, a tax asset write-off of $1.1 million, and an inventory provision of $0.7 million. Restructuring costs include $22.2 million to write down cost in excess of net assets of acquired companies to reduce the carrying value of the businesses proposed to be sold to the estimated proceeds from their sale; $20.2 million to write down fixed assets to their estimated disposal value; $4.6 million for ongoing lease costs for facilities that will be exited in connection with the sale of certain businesses; $2.5 million for estimated land reclamation costs; $1.9 million to write off the cumulative foreign translation adjustment related to Thermo
EuroTech's used-oil processing business; $1.8 million to write off intangible assets related to license acquisition costs at the used-oil processing business;
$0.6 million for severance costs for 42 employees across all functions; and $0.4 million to write off other current assets associated with the businesses. The tax asset write-off represents a deferred tax asset that will not be realized as a result of selling Thermo EuroTech's used-oil processing business. The inventory provision also relates to exiting this business. The write-down of fixed assets principally relates to special purpose equipment in the used-oil processing and soil-recycling businesses. In connection with the actions discussed above, the Company also recorded $1.7 million to write down cost in excess of net assets of acquired companies that arose in connection with the Company's repurchases of Thermo EuroTech common stock. The write off is a result of continuing losses and a decision to exit Thermo EuroTech's principal business. Thermo TerraTech expects to incur additional restructuring costs of approximately $3 million through the first half of 2000, for costs that will be recorded when incurred, such as additional severance, employee retention, and relocation expenses.

      The businesses that are proposed to be sold reported aggregate unaudited revenues and operating income, excluding restructuring and related costs, of $22.3 million and $0.8 million, respectively, in the first six months of 1999 and aggregate unaudited revenues and operating losses of $54.3 million and $1.1 million, respectively, in 1998.

      During 1998, Thermo TerraTech recorded restructuring costs, primarily related to the closure or sale of two soil-recycling facilities by ThermoRetec.
ThermoRetec closed one soil-recycling facility in March 1999 and is actively seeking a buyer for the second soil-recycling facility. If no buyer is found, ThermoRetec will close the facility.



7.    Restructuring and Related Costs (continued)

Thermo Power Corporation

      Thermo Power undertook certain restructuring actions during the second quarter of 1999, which included a decision to divest its ThermoLyte Corporation subsidiary, as well as a decision to outsource certain manufacturing and warranty functions and reduce staffing levels at certain other subsidiaries. In addition, Thermo Power wrote down certain assets at its Peek sales and service subsidiaries located in Malaysia and Croatia that have become impaired due to business conditions in those regions. In connection with these actions, Thermo
Power recorded restructuring and related costs of $12.6 million, including $8.9 million of restructuring costs, inventory provisions of $3.0 million, costs for outsourcing certain warranty repairs of $0.5 million, and a provision for uncollectible accounts receivable of $0.2 million. Restructuring costs include
$4.1 million for the write-off of cost in excess of net assets of acquired companies, of which $2.9 million was to reduce the carrying value of ThermoLyte to the estimated proceeds from its sale and $1.2 million was to reduce the carrying value of Thermo Power's investment in its Peek subsidiaries located in Malaysia and Croatia due to projected undiscounted cash flows from their operations being insufficient to recover its investment. In addition, restructuring costs include $2.0 million of severance costs for approximately 63 employees across all functions; $1.6 million for the write-down of certain fixed assets, principally at operations being exited; and $1.2 million for lease costs at facilities being abandoned. Inventory provisions represent a write-down of inventories to estimated salvage value and consist of $1.9 million for raw materials for product lines being outsourced, $1.0 million for a discontinued product line, and $0.1 million for inventories at Peek's subsidiaries located in Malaysia and Croatia. Unaudited revenues and operating losses for ThermoLyte, excluding restructuring and related costs, were $7.0 million and $1.1 million, respectively, in the first six months of fiscal 1999, and $5.8 million and $1.0 million, respectively, in 1998.

      Thermo Power recorded restructuring costs of $0.7 million during the first quarter of 1999 related to actions taken at its Peek subsidiary. The restructuring costs consisted of $0.4 million of severance costs for approximately 70 employees across all functions, $0.2 million for lease costs at facilities being abandoned in connection with the consolidation of facilities, and an asset write-down of $0.1 million related to the consolidation of such facilities.

      Thermo Power expects to incur additional restructuring costs totaling approximately $2.5 million through December 1999 for costs that will be recorded when incurred, such as additional severance costs and fees associated with outsourcing certain product lines. Completion of Thermo Power's restructuring plans is expected to occur by December 1999.

Recycling and Resource Recovery

Thermo Fibertek Inc.

      Thermo Fibertek recorded $2.3 million of restructuring costs during the first quarter of 1999, consisting of $1.3 million for severance costs for 24 employees across all functions, and $1.0 million to terminate distributor agreements. In addition, Thermo Fibertek recorded other nonrecurring income, net of $10.0 million, consisting of an $11.1 million gain on the sale of its Thermo
Wisconsin, Inc. subsidiary and $1.1 million of nonrecurring costs. The nonrecurring costs consist of $0.5 million for the expected settlement of a legal dispute, $0.3 million for the impairment of a building held for disposal, and $0.3 million of other nonrecurring costs. Unaudited revenues and operating income for Thermo Wisconsin were $1.8 million and $0.4 million, respectively, in the first quarter of 1999, and $18.9 million and $2.6 million, respectively, in 1998.


7.    Restructuring and Related Costs (continued)

Other

      In May 1999, a jury in the superior court of the state of Rhode Island rendered a verdict against the Company in connection with an installation in 1985 of a wastewater treatment system by a subsidiary of the Company. The plaintiff has submitted a brief to the court that sets forth a computation of interest on the damages that, if approved by the court, would bring the total amount of the award to approximately $21 million. The Company believes that both the verdict and the interest computation are in error and intends to appeal. Due to the inherent uncertainty of the appeal process, however, the Company has recorded a charge of $21 million for this matter in the second quarter of 1999.

      During the second quarter of 1999, the Company also decided to hold for sale its Peter Brotherhood, Ltd. subsidiary. The Company recorded an $8.4 million write-down of fixed assets to reduce the carrying value of the business unit to the estimated proceeds from its sale. Unaudited revenues and operating income for Peter Brotherhood, excluding restructuring costs, were $22.9 million and $0.9 million, respectively, in the first six months of 1999, and $41.7 million and $1.3 million, respectively, in 1998.

Corporate

      During the second quarter of 1999, the Company recorded $3.6 million of other nonoperating charges to write down available-for-sale investments due to impairment that the Company deems permanent based upon recent market prices.
These charges are included in loss on investments, net, a component of other expense, net in the accompanying statement of operations.

General

      During 1998, certain subsidiaries announced restructuring actions that included plans for termination of 792 employees. As of January 2, 1999, the subsidiaries had terminated 550 employees. The restructuring actions in 1999 included plans for the termination of an additional 579 employees. During the first six months of 1999, 373 employees were terminated in connection with the restructuring plans announced in 1998 and 1999. A summary of the changes in accrued restructuring costs, included in other accrued expenses in the accompanying balance sheet, follows:

                                                               Abandonment
   (In thousands)                                   Severance    of Excess         Other(a)         Total
                                                                Facilities
   ------------------------------------------- -------------- -------------- -------------- -------------

   Balance at January 2, 1999                        $10,572        $5,437         $ 2,731        $18,740
    Provision charged to expense                       7,856        20,929          21,564         50,349
    Usage                                             (7,422)       (3,246)         (1,434)       (12,102)
    Currency translation                                (844)         (167)           (225)        (1,236)
                                                     -------        ------         -------        -------

   Balance at July 3, 1999                           $10,162        $22,953        $22,636        $55,751
                                                     =======        =======        =======        =======

(a) Includes provisions in 1999 of $12.8 million for costs to terminate contracts and $6.9 million for land reclamation costs.

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


8.    Proposed Reorganization(continued)

      The Company plans to combine its wholly owned Thermo Biomedical group of subsidiaries with Thermedics. The Company would transfer the Thermo Biomedical group of subsidiaries to Thermedics. Thermedics Detection Inc. and Thermo
Sentron Inc. would be taken private. The public shareholders of Thermedics
Detection and Thermo Sentron would receive cash in exchange for their shares of common stock of the respective companies. In addition, Thermedics' equity interest in Thermo Sentron, Thermedics Detection, and Thermo Voltek Corp. would be transferred to the Company and as a result each of Thermo Sentron, Thermedics
Detection, and Thermo Voltek would become wholly owned subsidiaries of the Company. In March 1999, Thermedics acquired, through a merger, all of the outstanding shares of Thermo Voltek common stock that Thermedics and the Company did not already own. Subsequent to this transaction, Thermedics and the Company owned approximately 97% and 3%, respectively, of the outstanding common stock of Thermo Voltek, which ceased to be publicly traded.

      In May 1999, Thermo Power entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire, for $12.00 per share, all of the outstanding shares of common stock of Thermo Power not already owned by the Company. Following the merger, Thermo Power's common stock would cease to be publicly traded. This merger is expected to be completed in the fourth quarter of calendar 1999.

      In May 1999, ThermoSpectra Corporation entered into a definitive agreement and plan of merger with Thermo Instrument pursuant to which Thermo Instrument would acquire, for $16.00 per share, all of the outstanding shares of common stock of ThermoSpectra not already owned by Thermo Instrument or the Company. In
July 1999, Thermo Vision Corporation entered into a definitive agreement and plan of merger with Thermo Instrument pursuant to which Thermo Instrument would acquire, for $7.00 per share, all of the outstanding shares of Thermo Vision not already owned by Thermo Instrument or the Company. Following the mergers, ThermoSpectra's and Thermo Vision's common stock would cease to be publicly traded. Both of these mergers are expected to be completed in the fourth quarter of 1999.

      Thermo TerraTech, ThermoRetec, The Randers Killam Group, ThermoTrex,
ThermoLase, and Thermo Ecotek would merge into the Company. Shareholders of each of these companies would receive shares of common stock of the Company in exchange for their shares of common stock of the respective companies.

      The completion of the merger of Thermo Voltek into Thermedics reduced the number of the Company's majority-owned subsidiaries to 23. If the reorganization plan is completed as proposed, it would further reduce the number of the Company's majority-owned subsidiaries from 23 to 12. Each component of the reorganization is subject to numerous conditions, including the following (not all of which are applicable to each component): establishment of prices and/or exchange ratios; confirmation of anticipated tax consequences; approval by the boards of directors (including the outside directors) of each of the affected majority-owned subsidiaries; negotiation and execution of definitive purchase and sale or merger agreements; completion of review by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions; and fairness opinions from one or more investment banking firms on certain financial aspects of the transactions. One or more of the transactions may not occur if the applicable conditions previously described are not satisfied.

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



Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Sales in the second quarter of 1999 were $1.09 billion, an increase of $144.5 million, or 15%, over the second quarter of 1998. Excluding restructuring and other nonrecurring costs, net of $391.3 million and $4.1 million in 1999 and 1998, respectively, described below, and inventory and other provisions of $27.6 million in 1999, segment income decreased to $91.7 million in 1999 from $117.1 million in 1998. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest, income taxes, and extraordinary item.) Operating loss, which includes restructuring and other nonrecurring costs, net and inventory and other provisions, was $336.1 million in 1999, compared with operating income of $105.5 million in 1998.

Measurement and Detection

      Sales from the Measurement and Detection segment increased $136.8 million, or 30%, to $588.5 million in 1999. Sales increased due to acquisitions made by Thermo Instrument Systems Inc. and Thermo Sentron Inc., which added $159.4 million of revenues in 1999. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Measurement and Detection segment operates, decreased revenues by $4.2 million in 1999. Revenues from Thermo Instrument's analytical products, excluding the effects of acquisitions and currency translation, increased $10.8 million, primarily due to the introduction of new products and an increase in revenues from sales to customers in Asia due to improved economic conditions there. In addition, sales of life sciences products, excluding acquisitions and currency translation, increased $3.3 million due to higher demand and expansion of sales and distribution channels into new markets. The increases in revenues from acquisitions and at certain existing businesses were offset in part by lower revenues from other businesses. Revenues from Thermo
Instrument's industrial products, excluding the effects of acquisitions and currency translation, decreased $13.1 million, primarily due to lower revenues at ThermoSpectra Corporation's existing businesses as a result of continued weakness in the semiconductor industry. Revenues from Thermo Instrument's process control products, excluding acquisitions and currency translation, decreased $11.2 million as a result of a reduction in discretionary capital spending by companies in the process control industry due to difficult market conditions and, to a lesser extent, a reduction in spending by raw materials producers. Revenues from this segment's quality assurance and safety products business decreased $5.8 million due to lower demand. Revenues from this segment's power electronics and test equipment business decreased $4.2 million due to lower demand and the sale of a business unit which had sales of $1.6 million in the prior period. There can be no assurance that the trends that have adversely affected this segment will not continue.

      Segment income margin (segment income margin is segment income as a percentage of sales), excluding restructuring and other nonrecurring costs of $30.4 million in 1999 and $1.4 million in 1998, decreased to 10.1% in 1999 from 14.9% in 1998. Excluding charges for the sale of inventories revalued at the date of acquisition of $2.0 million and other inventory provisions of $0.9 million, segment income margin was 10.6% in 1999. Segment income margin decreased primarily due to the effect of lower revenues at certain business units and, to a lesser extent, the inclusion of lower-margin revenues from Spectra-Physics AB, which was acquired in February 1999. This segment recorded restructuring and other nonrecurring costs of $30.4 million in 1999 (Note 7), principally as a result of a decision to hold for sale its power electronics and test equipment business. The charge primarily represents a reduction in the carrying value of this business to the expected proceeds from its sale. Thermo
Instrument expects to incur restructuring costs totaling approximately $0.8 million in the third quarter of 1999. In 1998, Thermo Instrument recorded $1.4 million of nonrecurring costs relating to the resolution of an arbitration proceeding.


Second Quarter 1999 Compared With Second Quarter 1998 (continued)

Biomedical and Emerging Technologies

      Sales from the Biomedical and Emerging Technologies segment were $242.9 million in 1999, an increase of $14.6 million, or 6%, over the 1998 period.
Sales increased primarily due to the inclusion of $16.6 million of sales from acquired businesses. In addition, sales at Thermo Cardiosystems Inc. increased
$4.1 million, or 25%, while sales of respiratory and monitoring products by the Company's wholly owned Thermo Biomedical group increased $2.8 million due to higher demand. In addition, revenues at Thermo Digital Technologies L.L.C.
increased due to continued shipments of digital passport printers under a contract with the U.S. government that commenced in the third quarter of 1998.
These revenue increases were offset in part by lower revenues at Trex Medical
Corporation. Revenues at Trex Medical, excluding revenues from an acquired business, decreased $13.1 million. Of this amount, $10.6 million resulted from the termination of an original equipment manufacturer (OEM) contract with a major customer following the customer's acquisition by another corporation. In addition, Trex Medical had lower sales of general-purpose X-ray and radiographic/fluoroscopic systems, offset in part by higher demand for mammography systems and related upgrade components.

      Segment loss, excluding restructuring and other nonrecurring costs of $142.3 million in 1999 and $2.7 million in 1998, was $14.8 million in 1999, compared with segment income of $20.0 million in 1998. This decline resulted primarily from inventory and other provisions at several business units which aggregated $20.2 million in 1999 (Note 7). Excluding these provisions, segment income for the Biomedical and Emerging Technologies segment was $5.4 million in 1999. Trex Medical had a segment loss, excluding restructuring costs and other provisions, of $1.5 million in 1999, compared with segment income of $9.6 million in the 1998 period. The decrease in profitability at Trex Medical was primarily due to a large decrease in sales at existing businesses. The segment loss at ThermoLase Corporation, excluding restructuring and nonrecurring costs and other provisions, totaled $7.3 million in 1999, compared with $6.0 million in 1998. ThermoLase sold The Greenhouse Spa, Inc., and nine of its day spas in June 1999, and closed its remaining spas as a result of a decision to exit this business. Thermo Coleman Corporation had a segment loss, excluding restructuring costs and other provisions, of $2.3 million in 1999, compared with segment income of $1.3 million in 1998. The segment loss resulted from losses at its Thermo Information Solutions Inc.'s Internet services subsidiary and at its Metric Vision subsidiary which commenced operations in the past year.

      Restructuring and other nonrecurring costs of $142.3 million in 1999 (Note
7) includes $60.3 million of costs recorded by ThermoLase in connection with the sale of its spas and exiting its hair-removal business; $59.3 million to write-off cost in excess of net assets of acquired companies arising from repurchases of ThermoLase stock; $12.7 million at Thermo Coleman and $3.4 million at ThermoTrex for the write-off of cost in excess of net assets of acquired companies and fixed assets to reduce the carrying value of three businesses to the estimated proceeds from their sale; $6.1 million at Trex
Medical for severance and abandoned leases resulting principally from the consolidation of facilities; $0.3 million of nonrecurring costs at Thermedics associated with the proposed transfer of the Company's wholly owned Thermo
Biomedical group of subsidiaries to Thermedics; and $0.2 million of other severance costs. This segment expects to have additional restructuring costs of approximately $5.7 million over the remainder of 1999. Restructuring costs of $2.7 million in 1998 includes $1.9 million recorded by ThermoLase in connection with certain actions, including the relocation of its headquarters from California to Texas, and $0.8 million recorded by SensorMedics Corporation in connection with the reorganization of a subsidiary in the Netherlands.

Energy and Environment

      Sales from the Energy and Environment segment increased $4.1 million to $196.5 million in 1999. Revenues from Thermo Ecotek Corporation increased $1.5 million in 1999 to $52.3 million. The increase results from the expansion of an existing power generation facility and two facilities placed in service during the quarter for the summer peak season. These increases were offset in part by lower revenues at Thermo Ecotek's Thermo Trilogy Corporation biopesticide subsidiary due to lower demand. As noted below, the periods during which Thermo
Ecotek receives fixed rates for power at these facilities has ended or will end in 2000. The change from fixed rates to avoided cost rates under the terms of the contracts, as discussed below, will have a significant adverse effect on Thermo



Second Quarter 1999 Compared With Second Quarter 1998 (continued)

Ecotek's revenues and profitability. Sales at Thermo Power Corporation increased
$3.4 million in 1999 to $68.3 million, principally due to revenues of $3.1 million from an acquired business and higher demand for gas-fueled cooling systems and standard industrial refrigeration packages. These increases were offset in part by a $7.0 million decrease in Thermo Power's revenues as a result of the sale of its Crusader Engines division in December 1998. Revenues at Thermo TerraTech Inc. decreased slightly to $75.9 million in 1999 from $76.7 million in 1998.

      Segment income, excluding restructuring costs of $189.2 million in 1999, was $13.9 million in 1999, compared with $20.6 million in 1998. Excluding provisions for inventories and other charges of $4.4 million, segment income was $18.3 million in 1999. Thermo Ecotek's segment income before restructuring costs in 1999 was $8.8 million in 1999, compared with $10.5 million in 1998. The decrease resulted principally from a loss of $0.3 million at Thermo Trilogy in 1999, compared with income of $0.9 million in 1998, due to lower revenues.
Segment income at Thermo Power, excluding restructuring costs and other charges in 1999, was $3.8 million in 1999 and $5.4 million in 1998. The decrease occurred primarily at Thermo Power's Peek plc subsidiary as a result of a change in sales mix and higher research and development costs. Segment income before restructuring costs and other charges in 1999 at Thermo TerraTech increased to $5.7 million in 1999 from $4.7 million in 1998. The increase at Thermo TerraTech principally resulted from lower depreciation and amortization as a result of recording write-offs and writedowns during the second quarter of 1999.

      Restructuring costs of $189.2 million in 1999 (Note 7) include $124.4 million at Thermo Ecotek resulting principally from a decision to close its coal-beneficiation facility and from impairment of its Delano facility following an agreement to terminate the power-sales agreement for that facility.
Restructuring costs in 1999 also include $8.9 million at Thermo Power resulting principally from a decision to hold for sale its ThermoLyte subsidiary, impairment at two sales and service businesses of its Peek subsidiary that operate in Malaysia and Croatia, and staff reductions and facility consolidations at other Peek units. Restructuring costs in 1999 at Thermo
TerraTech totaled $54.2 million and result from decisions to sell several businesses. The charges at Thermo TerraTech primarily reduce the carrying value of the businesses to the expected proceeds from their sale. In addition, the Company recorded $1.7 million of restructuring costs associated with cost in excess of net assets of acquired companies arising from the Company's repurchases of Thermo EuroTech stock, which has become impaired due to continuing losses and a decision to exit its principal business. This segment expects to incur additional restructuring costs of approximately $5.5 million over the remainder of 1999.

      The power-sales agreements for Thermo Ecotek's Mendota, Woodland, and
Delano plants in California are so-called standard offer #4 (SO#4) contracts, which require Pacific Gas & Electric (PG&E), in the case of Mendota and Woodland, and Southern California Edison (SCE), in the case of the Delano facilities, to purchase the power output of the projects at fixed rates through specified periods. Thereafter, the utility will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost). Avoided cost rates are currently substantially lower than the rates
Thermo Ecotek has received under the fixed-rate portions of its contracts and are expected to remain so for the foreseeable future. PG&E commenced paying for power purchased from the Mendota and Woodland facilities at avoided cost rates effective in June and July 1999, respectively, although Thermo Ecotek believes that this change to avoided cost rates occurred six months earlier than the power-sales agreements provided. Thermo Ecotek is considering its alternatives concerning this dispute. Thermo Ecotek expects that at current avoided cost rates its Mendota plant will operate at substantially reduced operating income levels or at a loss beginning in the third quarter of 1999 and thereafter.
Further, based on current avoided cost rates, the Woodland plant will operate at breakeven or nominal operating losses through 2010, primarily as a result of nonrecourse lease obligations that have been partially funded from the Woodland plant's past cash flows. Absent sufficient reductions in fuel prices and other operating costs, Thermo Ecotek will draw down power reserve funds to cover operating cash shortfalls and then, if such funds are depleted, either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. The results of the Woodland facility were approximately breakeven in 1999 and 1998, as a result of recording as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover expected shortfalls in lease payments. The power-sales



Second Quarter 1999 Compared With Second Quarter 1998 (continued)

agreement with SCE for the Delano facilities calls for fixed contract rates through September 2000. If the agreement reached in May 1999 to terminate Thermo
Ecotek's power-sales agreements for its Delano facilities receives regulatory approval, Thermo Ecotek expects that the results of the Delano facilities will be reduced to breakeven or a nominal loss subsequent to December 1999. Should the agreement not receive approval, Thermo Ecotek expects that its Delano facilities will continue to have positive cash flows but will operate at substantial operating losses beginning in the fourth quarter of 2000. In calendar 1998, the Mendota and Delano plants' aggregate operating income was approximately $41.7 million. In anticipation of these expected declines in revenues and operating income, Thermo Ecotek may explore other options for its biomass facilities, including disposal or repowering.

Recycling and Resource Recovery

      Sales in the Recycling and Resource Recovery segment decreased to $66.2 million in 1999 from $77.0 million in 1998. Sales from Thermo Fibertek Inc.
decreased $10.0 million to $53.5 million in 1999, primarily due to the February
1999 sale of its Thermo Wisconsin, Inc. subsidiary that resulted in a decrease in revenues of $5.7 million. Revenues at Thermo Fibertek's existing businesses also decreased primarily due to lower sales of stock-preparation equipment in Europe and North America and accessories in North America. These decreases were offset in part by higher revenues from Thermo Fibergen Inc.'s water- and fiber-recovery services. The unfavorable effects of currency translation decreased revenues by $0.4 million in 1999.

      Segment income, excluding restructuring and other nonrecurring costs, of $29.4 million in 1999, was $5.3 million in 1999, compared with $9.4 million in 1998. Segment income decreased primarily at Thermo Fibertek as a result of a decrease in revenues. Restructuring costs of $8.4 million were recorded at the Company's wholly owned Peter Brotherhood subsidiary to write down property and equipment to reduce the carrying value of this unit to the estimated proceeds from its sale. In May 1999, a jury in the superior court of the state of Rhode
Island rendered a verdict against the Company in connection with an installation in 1985 of a wastewater treatment system by the Company's wholly owned Napco subsidiary. The plaintiff has submitted a brief to the court that sets forth a computation of interest on the damages that, if approved by the court, would bring the total amount of the award to approximately $21 million. The Company believes that both the verdict and the interest computation are in error and intends to appeal this matter. Due to the inherent uncertainty of the appeal process, however, the Company has recorded a charge of $21 million for this matter in 1999.

Gain on Issuance of Stock by Subsidiaries and Minority Interest Expense

      The Company has, from time to time, caused certain subsidiaries to sell minority interests to investors resulting in several majority-owned, privately and publicly held subsidiaries. As a result of the sale of stock by subsidiaries and the issuance of stock by subsidiaries upon conversion of convertible debentures, the Company recorded gains of $14.6 million in 1998. The Company recorded minority interest income of $47.5 million in 1999, primarily as a result of restructuring and other nonrecurring costs at the Company's majority-owned subsidiaries. Minority interest expense was $16.7 million in 1998. Minority interest expense in 1998 includes $1.9 million related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries and the issuance of stock by their subsidiaries upon conversion of convertible debentures.

Income Taxes

      The company's effective tax rate was a benefit of 24% in 1999. Excluding nontaxable gains from issuance of subsidiary stock, the Company's effective tax rate was 45% in 1998. The effective tax rates vary from the statutory federal income tax rate primarily due to state income taxes and nondeductible expenses, including in 1999, the write-off of cost in excess of net assets of acquired companies. In addition, in connection with restructuring actions, certain subsidiaries wrote off deferred tax assets aggregating $2.5 million in 1999
(Note 7).


First Six Months 1999 Compared With First Six Months 1998

      Sales in the first six months of 1999 were $2.10 billion, an increase of $209.8 million, or 11%, over the first six months of 1998. Excluding restructuring and other nonrecurring costs, net, of $388.3 million and $4.1 million in 1999 and 1998, respectively, described below, and inventory and other provisions of $34.6 million in 1999, segment income decreased to $174.7 million in 1999 from $217.9 million in 1998. Operating loss, which includes restructuring and other nonrecurring costs, net and inventory and other provisions, was $265.3 million in 1999, compared with operating income of $197.9 million in 1998.

Measurement and Detection

      Sales from the Measurement and Detection segment increased $191.5 million to $1.11 billion in 1999. Sales increased due to acquisitions made by Thermo
Instrument and Thermo Sentron, which added $259.6 million of revenues in 1999.
The favorable effects of currency translation, due to the decline in value of the U.S. dollar relative to foreign currencies in countries in which the Measurement and Detection segment operates, increased revenues by $1.3 million in 1999. Increases in revenues from acquisitions and currency translation were offset in part by lower revenues at existing businesses. Revenues from Thermo
Instrument's industrial products, excluding the effects of acquisitions and currency translation, decreased $30.4 million, primarily due to lower revenues at ThermoSpectra's existing businesses as a result of continued weakness in the semiconductor industry. Revenues from Thermo Instrument's process control products, excluding acquisitions and currency translation, decreased $20.4 million due to the reasons discussed in the results for the second quarter.
Revenues from this segment's quality assurance and safety products business decreased $9.1 million due to lower demand and revenues at its power electronics and test equipment business decreased $9.4 million due to lower demand and the sale of a business unit which had revenues of $2.9 million in the 1998 period.

      Segment income margin, excluding restructuring and other nonrecurring costs of $31.6 million in 1999 and $1.4 million in 1998, decreased to 10.4% in 1999 from 14.6% in 1998. Excluding a charge for the sale of inventories revalued at the date of acquisition of $6.7 million and other inventory provisions of $0.9 million, segment income margin was 11.0% in 1999. The decrease was due to the reasons discussed in the results for the second quarter. Restructuring and other nonrecurring costs of $30.2 million in 1999 (Note 7) principally represent a charge in connection with the planned sale of the segment's power electronics and test equipment business, discussed in the results for the second quarter. In connection with restructuring actions commenced in 1998, Thermo Instrument recorded restructuring costs of $1.4 million in 1999, primarily for business relocation and facility-closure costs and severance costs (Note 7). In 1998, Thermo Instrument recorded $1.4 million of nonrecurring costs for the reason discussed in the results of operations for the second quarter.

Biomedical and Emerging Technologies

      Sales from the Biomedical and Emerging Technologies segment were $479.2 million in 1999, an increase of $27.6 million, or 6%, over the 1998 period.
Sales increased due to the inclusion of $45.9 million of sales from acquired businesses. Sales at Thermo Cardiosystems increased $7.1 million, or 22%, due to higher demand. In addition, revenues from government contracts at Thermo Coleman increased, and revenues at Thermo Digital Technologies increased due to continued shipments of digital passport printers under a contract with the U.S.
government that commenced in the third quarter of 1998. These increases were offset in part by lower revenues at Trex Medical and, to a lesser extent, from a decrease in sales of respiratory products at the Company's wholly owned Thermo
Biomedical group. Revenues at Trex Medical, excluding revenues from an acquisition, decreased $35.9 million. Of this amount, $21.9 million resulted from a reduction in revenues due to the termination of an OEM contract with a major customer following the customer's acquisition by another corporation.
Revenues also decreased at Trex Medical due to the inclusion in the 1998 period of a $8.8 million cardiac catheterization system sale to a Russian customer. In addition, Trex Medical had lower sales of general-purpose X-ray and radiographic/fluoroscopic systems, offset in part by higher demand for mammography systems and related upgrade components. Revenues at Thermo
Biomedical decreased $4.4 million primarily due to lower international demand for respiratory products.


First Six Months 1999 Compared With First Six Months 1998 (continued)

      Segment loss, excluding restructuring and other nonrecurring costs of $145.1 million in 1999 and $2.7 million in 1998, was $10.0 million in 1999 compared with income of $38.5 million in 1998. This decline resulted primarily from inventory and other provisions in 1999 at several business units which aggregated $22.6 million (Note 7). Excluding these provisions, segment income at the Biomedical and Emerging Technologies segment was $12.6 million in 1999. Trex
Medical had a segment loss, excluding restructuring costs and other provisions, of $4.6 million in 1999, compared with segment income of $18.5 million in the 1998. The decrease in profitability at Trex Medical was due to the reason discussed in the results for the second quarter. The segment loss at ThermoLase, excluding restructuring costs and other provisions, totaled $13.5 million in 1999, compared with $13.9 million in 1998. Thermo Coleman had a segment loss, excluding restructuring costs and inventory provisions, of $1.0 million in 1999, compared with segment income of $2.1 million in 1998. The decrease in profitability was primarily due to losses at its Metric Vision and Thermo
Information Solutions subsidiaries.

      Restructuring and other nonrecurring costs of $145.1 million in 1999 (Note
7) principally includes the amounts described in the results for the second quarter. In addition, $1.4 million of nonrecurring costs were recorded by Thermedics in the first six months of 1999. These costs were associated with the proposed transfer of the Company's wholly owned Thermo Biomedical group of subsidiaries to Thermedics and primarily represent investment banking fees.
ThermoTrex, including Trex Medical, recorded $1.1 million of severance costs in the first quarter of 1999 in addition to the further actions described in the results for the second quarter. The Company also recorded $0.3 million of other restructuring costs in 1999. Restructuring costs of $2.7 million in 1998 includes $1.9 million recorded by ThermoLase and $0.8 million recorded by SensorMedics for the reasons discussed in the results of operations for the second quarter.

Energy and Environment

      Sales from the Energy and Environment segment were $380.7 million in 1999, compared with $379.4 million in 1998. Revenues from Thermo Ecotek increased $1.6 million to $99.6 million in 1999. Thermo Ecotek's revenues changed for the reasons discussed in the results of operations for the second quarter. Sales at Thermo Power decreased $4.0 million to $129.5 million in 1999, principally due to the sale of its Crusader Engines division in December 1998. Sales at Crusader totaled $14.1 million in the first six months of 1998 and its results were approximately breakeven. This decrease was offset in part by revenues of $6.8 million from an acquired business and higher demand for gas-fueled cooling systems and standard industrial refrigeration packages. Revenues at Thermo
TerraTech increased $3.8 million to $151.7 million in 1999. Revenues from Thermo
TerraTech's environmental-liability management services increased $1.6 million due to higher demand at certain business units and, to a lesser extent, the inclusion of $0.7 million of sales from an acquired business. Revenues from Thermo TerraTech's engineering and design services increased $1.8 million in 1999 due to an increase in demand for its laboratory services.

      Segment income, excluding restructuring costs of $189.9 million in 1999, was $23.2 million in 1999, compared with $28.2 million in 1998. Excluding provisions for inventories and other charges, segment income was $27.6 million in 1999. Thermo Ecotek's segment income before restructuring costs was $12.6 million in 1999, compared with $16.9 million in 1998. The change resulted from $3.8 million of higher losses in the 1999 period from Thermo Ecotek's coal-beneficiation facility which was closed in May 1999 and reduced profitability at Thermo Trilogy due to lower revenues. Segment income at Thermo
Power, excluding restructuring costs and other charges in 1999, was $5.0 million in 1999 and $6.7 million in 1998. Segment income decreased for the reasons discussed in the second quarter, offset in part by the inclusion of income from an acquisition. Segment income excluding restructuring costs and other charges at Thermo TerraTech increased to $10.0 million in 1999 from $4.8 million in 1998. Segment income increased principally due to a loss of $5.4 million in 1998 at one of ThermoRetec's business units as a result of losses on certain remedial-construction contracts. Restructuring costs of $124.4 million at Thermo
Ecotek, $54.2 million at Thermo TerraTech, and $1.7 million relating to the Company's repurchases of Thermo EuroTech stock, are described in the results for the second quarter. Restructuring costs of $9.6 million were recorded by Thermo
Power in 1999, principally for the actions described in the results for the second quarter (Note 7).



First Six Months 1999 Compared With First Six Months 1998 (continued)

Recycling and Resource Recovery

      Sales in the Recycling and Resource Recovery segment decreased to $140.5 million in 1999 from $150.3 million in 1998. Sales at Thermo Fibertek decreased
$12.1 million to $113.8 million in 1999, primarily due to the February 1999 sale of its Thermo Wisconsin subsidiary that resulted in a decrease in revenues of $9.7 million. Lower revenues from stock-preparation equipment and accessories was offset in part by higher revenues from water- and fiber- recovery services.
Revenues increased by $4.3 million at the Company's wholly owned Peter
Brotherhood subsidiary due principally to a contract to sell turbine generators to a customer in Russia.

      Segment income, excluding restructuring and other nonrecurring costs, net, of $21.7 million in 1999, decreased to $12.4 million in 1999 from $17.3 million in 1998. The decrease was primarily due to lower segment income at Thermo
Fibertek as a result of lower revenues and the sale of Thermo Wisconsin which represented $1.2 million of the decrease. This decrease was offset in part by an increase in segment income at Peter Brotherhood due to higher revenues.
Restructuring and other nonrecurring costs, net of $21.7 million included $21.0 million related to litigation and $8.4 million in connection with the planned sale of Peter Brotherhood, as described in the results for the second quarter, offset in part by nonrecurring income of $7.7 million at Thermo Fibertek. The nonrecurring income at Thermo Fibertek consists of a gain on the sale of Thermo
Wisconsin of $11.1 million, offset in part by restructuring and other nonrecurring costs of $3.4 million (Note 7).

Gain on Issuance of Stock by Subsidiaries and Minority Interest Expense

      As a result of the sale of stock by subsidiaries and the issuance of stock upon conversion of convertible debentures, the Company recorded gains of $54.2 million in 1998. The Company recorded minority interest income of $43.4 million in 1999, primarily as a result of restructuring and other nonrecurring costs at the Company's majority-owned subsidiaries. Minority interest expense in 1998 includes $14.3 million related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries and the issuance of stock by their subsidiaries upon conversion of convertible debentures.

Income Taxes

      The Company's effective tax rate in 1999 was a benefit of 18%. Excluding nontaxable gains from issuance of subsidiary stock, the Company's effective tax rate was 45% in 1998. The effective tax rates vary from the statutory federal income tax rate primarily due to state income taxes and nondeductible expenses, including in 1999, the write-off of cost in excess of net assets of acquired companies. In addition, in connection with restructuring actions, certain subsidiaries wrote off deferred tax assets aggregating $2.5 million in 1999
(Note 7).

Liquidity and Capital Resources

      Consolidated working capital was $1.70 billion at July 3, 1999, compared with $2.16 billion at January 2, 1999. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1.07 billion at July 3, 1999, compared with $1.55 billion at January 2, 1999. In addition, the Company had $97.4 million of long-term available-for-sale investments at July 3, 1999, compared with $95.5 million at January 2, 1999. Of the total $1.17 billion of cash, cash equivalents, and short- and long-term available-for-sale investments at July 3, 1999, $1.09 billion was held by the Company's majority-owned subsidiaries, and the balance was held by the Company and its wholly owned subsidiaries.

      Cash provided by operating activities was $90.1 million during the first six months of 1999. Other current liabilities decreased by $52.9 million, primarily due to a reduction in accrued taxes as a result of a tax benefit recorded on the Company's pretax loss in 1999, as well as the timing of tax payments. Cash of $11.8 million was used to fund


Liquidity and Capital Resources (continued)

an increase in inventories, principally relating to analytical products at Thermo Instrument due to the build-up of inventory in preparation for new product releases and the timing of shipments. In addition, cash of $7.0 million was used to fund an increase in accounts receivable, principally at Thermo
Ecotek due to increased activity at its natural gas business and at Thermo Power due to the timing of shipments. These increases in accounts receivable were offset by a reduction at Thermo Instrument primarily as a result of lower revenues from analytical products in the second quarter of 1999 compared with the fourth quarter of 1998.

      During the first six months of 1999, the Company's primary investing activities, excluding available-for-sale investments activity, included acquisitions and the purchase of property, plant, and equipment. The Company expended $345.2 million, net of cash acquired, for acquisitions and expended
$64.2 million for purchases of property, plant, and equipment. In addition, Thermedics acquired all of the outstanding shares of Thermo Voltek common stock that Thermedics and the Company did not already own, in completion of its merger agreement, for $20.5 million of cash.

      The Company's financing activities used $167.0 million of cash during the first six months of 1999. During the first six months of 1999, the Company expended $10.5 million to purchase shares of its common stock and the Company and certain of its majority-owned subsidiaries expended $129.9 million to purchase shares of common stock and debentures of certain of the Company's majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company's and certain majority-owned subsidiaries' Boards of Directors. As of July 3, 1999, $111.9 million remained under the Company's authorization, and $36.9 million remained under authorizations of the Company's majority-owned subsidiaries. In addition, the Company used $17.1 million of cash for the redemption of redeemable subsidiary common stock.

      The Company has, from time to time, sold put options for shares of its common stock to an institutional counterparty. As of July 3, 1999, the Company had a maximum potential obligation under such arrangements to purchase 5,701,000 shares of its common stock for an aggregate of $83.0 million. The put options are exercisable only at maturity, expire between November 1999 and May 2000, and have a weighted average exercise price per share of $14.56. The Company has the right to settle the put options by physical settlement of the options or by net share settlement using shares of the Company's common stock.

      In August 1999, Thermo Instrument called for redemption on September 3,
1999, all of the outstanding $14.5 million principal amount of its 3 3/4% senior convertible debentures due 2000. The value of the securities into which the debentures are convertible exceeded the redemption amount as of the notice date of the redemption.

      In connection with certain restructuring actions undertaken by the Company and its subsidiaries during 1999, the Company expects to incur cash expenditures of approximately $35 million during the remainder of 1999 and $53 million during 2000. The Company believes that the expected proceeds from businesses to be sold in connection with certain restructuring actions will exceed the aggregate estimated cash expenditures for restructuring actions and planned repurchases of subsidiary common stock in connection with the Company's proposed reorganization plan (Notes 7 and 8).

      The Company has no material commitments for purchases of property, plant, and equipment and expects that for the remainder of 1999 such expenditures will approximate the current level of expenditures. As of August 12, 1999, the Company's majority-owned subsidiaries acquired new businesses since July 3, 1999, for aggregate cash consideration of $55 million.


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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe that it is required to make any material upgrades or modifications to its critical non-information technology systems. The Company is currently upgrading or replacing its material noncompliant information technology systems, and the majority of this process was complete as of July 3, 1999. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by the end of October 1999.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has begun to follow up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk, and expects to be substantially completed by the end of October 1999.

Contingency Plans

      The Company is developing contingency plans that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plans as may be required. The Company expects to complete its contingency plan by October 1999.



Year 2000 (continued)

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $8.0 million as of July 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $14 million. Year 2000 costs are funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred.
The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

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

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As described above, if any of the Company's significant suppliers or vendors experience business disruptions due to year 2000 issues, there may also be a material adverse effect on the Company. If any countries in which the Company operates experience significant year 2000 disruption, the Company could be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue, and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates, and equity prices has not changed materially from its exposure at year-end 1998.



PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders reelected a class of four incumbent directors to a three-year term expiring in 2002. The directors reelected at the meeting were: Mr. John N. Hatsopoulos, Mr.
Robert  A.  McCabe,  Ms.  Hutham  S.  Olayan,  and Dr.  Richard  F.  Syron.  Mr.
Hatsopoulos received 136,729,207 shares voted in favor of his election and 5,043,582 shares voted against; Mr. McCabe received 138,146,885 shares voted in favor of his election and 3,625,904 shares voted against. Ms. Olayan received
138,123,920 shares voted in favor of her election and 3,648,869 shares voted against. Dr. Syron received 140,113,097 shares voted in favor of his election and 1,659,692 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

      At the Annual Meeting, the shareholders also approved a proposal to amend and restate the Corporation's Certificate of Incorporation as follows:
117,177,490 shares voted in favor of the proposal, 1,739,032 shares voted against, 563,640 shares abstained, and 22,292,627 broker nonvotes were recorded on the proposal.

      A shareholder proposal to endorse the CERES Principles was defeated by the shareholders at the Annual Meeting as follows: 13,014,191 shares voted in favor of the proposal, 102,791,378 shares voted against, 3,674,593 shares abstained, and 22,292,627 broker nonvotes were recorded on the proposal.

      A shareholder proposal to endorse an amendment to the Corporation's
Certificate of Incorporation such that the chief executive officer of the Corporation shall always be a direct lineal descendent of the founder of the Corporation was defeated by the shareholders at the Annual Meeting as follows:
10,692,095 shares voted in favor of the proposal, 107,859,558 shares voted against, 928,511 shares abstained, and 22,292,625 broker nonvotes were recorded on the proposal.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On May 25, 1999, the Company filed a Current Report on Form 8-K for events occurring on May 24, 1999, with respect to amendments to its previously announced corporate reorganization, restructuring and other charges totaling approximately $450 million, and the appointment of Samuel W. Bodman to the Company's Board of Directors.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August 1999.

                                                          THERMO ELECTRON CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Senior Vice President, Finance and
                                                          Administration



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer and Vice President


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   3           Amended and Restated ByLaws of the Registrant.

  10.1         Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

  10.2         Amended and Restated Directors' Stock Option Plan of the Registrant.

  10.3         Amended and Restated Nonqualified Stock Option Plan of the Registrant.

  10.4         Amended and Restated Equity Incentive Plan of the Registrant.

  10.5         Amended and Restated Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock
               Option Plan.

  10.6         Amended and Restated Thermo Electron Corporation - Thermo Instrument Systems Inc.
               Nonqualified Stock Option Plan.

  10.7         Amended and Restated Thermo Electron Corporation - Thermo TerraTech Inc. Nonqualified
               Stock Option Plan.

  10.8         Amended and Restated Thermo Electron Corporation  - Thermo Power Corporation Nonqualified
               Stock Option Plan.

  10.9         Amended and Restated Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified
               Stock Option Plan.

  10.10        Amended and Restated Thermo Electron Corporation - Thermo Ecotek Corporation Nonqualified
               Stock Option Plan.

  10.11        Amended and Restated Thermo Electron - ThermoTrex Corporation Nonqualified Stock Option
               Plan.

  10.12        Amended and Restated Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified
               Stock Option Plan.

  10.13        Amended and Restated Thermo Electron Corporation - Thermo Voltek Corp. Nonqualified Stock
               Option Plan.

  10.14        Amended and Restated Thermo Electron Corporation - Thermo BioAnalysis Corporation
               Nonqualified Stock Option Plan.

  10.15        Amended and Restated Thermo Electron Corporation - ThermoLyte Corporation Nonqualified
               Stock Option Plan.

  10.16        Amended and Restated Thermo Electron Corporation - ThermoRetec Corporation Nonqualified
               Stock Option Plan.




                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

  10.17        Amended and Restated Thermo Electron Corporation - ThermoSpectra Corporation Nonqualified
               Stock Option Plan.

  10.18        Amended and Restated Thermo Electron Corporation - ThermoLase Corporation Nonqualified
               Stock Option Plan.

  10.19        Amended and Restated Thermo Electron Corporation - ThermoQuest Corporation Nonqualified
               Stock Option Plan.

  10.20        Amended and Restated Thermo Electron Corporation - Thermo Optek Corporation Nonqualified
               Stock Option Plan.

  10.21        Amended and Restated Thermo Electron Corporation - Thermo Sentron Inc. Nonqualified Stock
               Option Plan.

  10.22        Amended and Restated Thermo Electron Corporation - Trex Medical Corporation Nonqualified
               Stock Option Plan.

  10.23        Amended and Restated Thermo Electron Corporation - Thermo Fibergen Inc. Nonqualified
               Stock Option Plan.

  10.24        Amended and Restated Thermo Electron Corporation - Thermedics Detection Inc. Nonqualified
               Stock Option Plan.

  10.25        Amended and Restated Thermo Electron Corporation - Metrika Systems Corporation
               Nonqualified Stock Option Plan.

  10.26        Amended and Restated Thermo Electron - Thermo Vision Corporation Nonqualified Stock
               Option Plan.

  10.27        Amended and Restated Thermo Electron Corporation - ONIX Systems Inc. Nonqualified Stock
               Option Plan.

  10.28        Amended and Restated Thermo Electron Corporation - The Randers Killam Group Inc.
               Nonqualified Stock Option Plan.

  10.29        Amended and Restated Thermo Electron Corporation - Trex Communications Corporation
               Nonqualified Stock Option Plan.

  10.30        Amended and Restated Thermo Electron Corporation - Thermo Trilogy Corporation
               Nonqualified Stock Option Plan.

  10.31        1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as Exhibit 10.6 of Amendment
               No. 1 to Spectra-Physics, Lasers Inc.'s Registration Statement on Form S-1 [File No.
               333-38329] and is incorporated herein by reference).

  27 Financial Data Schedule.