Form 10-Q
period 1999-10-02
THERMO ELECTRON CORP
filed 1999-11-12
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                               Outstanding at October 29, 1999
  Common Stock, $1.00 par value                      158,236,781

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                   October 2,   January 2,
(In thousands)                                                                           1999         1999
---------------------------------------------------------------------------------- ------------ ----------

Current Assets:
 Cash and cash equivalents                                                         $  424,279   $  396,670
 Short-term available-for-sale investments at quoted market value                     709,844    1,150,585
   (amortized cost of $707,490 and $1,144,785)
 Accounts receivable, less allowances of $66,521 and $52,607                          925,758      875,615
 Unbilled contract costs and fees                                                      86,172       87,031
 Inventories:
   Raw materials and supplies                                                         287,905      267,901
   Work in process                                                                    135,508      127,144
   Finished goods                                                                     217,197      204,662
 Prepaid and refundable income taxes                                                  156,287      143,352
 Other current assets                                                                  73,401       48,369
                                                                                   ----------   ----------

                                                                                    3,016,351    3,301,329
                                                                                   ----------   ----------

Property, Plant, and Equipment, at Cost                                             1,193,985    1,291,485
 Less:  Accumulated depreciation and amortization                                     468,965      458,523
                                                                                   ----------   ----------

                                                                                      725,020      832,962
                                                                                   ----------   ----------

Long-term Available-for-sale Investments, at Quoted Market Value                       77,397       95,537
 (amortized cost of $75,125 and $99,256)
                                                                                   ----------   ----------

Other Assets                                                                          272,017      186,168
                                                                                   ----------   ----------

Cost in Excess of Net Assets of Acquired Companies (Note 6)                         1,976,656    1,915,649
                                                                                   ----------   ----------

                                                                                   $6,067,441   $6,331,645
                                                                                   ==========   ==========



                           THERMO ELECTRON CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                   October 2,   January 2,
(In thousands except share amounts)                                                      1999        1999
---------------------------------------------------------------------------------- ------------ ----------

Current Liabilities:
 Short-term obligations and current maturities of debt and                         $  320,694   $  135,451
   common stock redemption obligations
 Accounts payable                                                                     289,064      272,503
 Accrued payroll and employee benefits                                                160,712      142,323
 Accrued income taxes                                                                  27,318       92,623
 Accrued installation and warranty costs                                               73,857       71,118
 Deferred revenue                                                                      61,979       60,582
 Other accrued expenses (Notes 6 and 7)                                               481,935      363,723
                                                                                   ----------   ----------

                                                                                    1,415,559    1,138,323
                                                                                   ----------   ----------

Deferred Income Taxes and Other Deferred Items                                        157,574      175,984
                                                                                   ----------   ----------

Long-term Obligations:
 Senior convertible obligations                                                       172,500      187,042
 Senior notes                                                                         150,000      150,000
 Subordinated convertible obligations                                               1,518,035    1,639,052
 Nonrecourse tax-exempt obligations                                                    14,500       15,500
 Other                                                                                 52,892       33,937
                                                                                   ----------   ----------

                                                                                    1,907,927    2,025,531
                                                                                   ----------   ----------

Minority Interest                                                                     556,708      649,382
                                                                                   ----------   ----------

Common Stock of Subsidiaries Subject to Redemption ($7,692 and                          7,692       94,301
 $95,262 redemption value)
                                                                                   ----------   ----------

Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized;                           167,248      166,971
   167,248,232 and 166,970,806 shares issued
 Capital in excess of par value                                                     1,032,230    1,033,799
 Retained earnings                                                                  1,045,981    1,216,541
 Treasury stock at cost, 9,011,451 and 8,477,707 shares                              (159,855)    (151,643)
 Deferred compensation                                                                 (6,189)           -
 Accumulated other comprehensive items (Note 2)                                       (57,434)     (17,544)
                                                                                   ----------   ----------

                                                                                    2,021,981    2,248,124
                                                                                   ----------   ----------

                                                                                   $6,067,441   $6,331,645
                                                                                   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.



                           THERMO ELECTRON CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                   October 2,   October 3,
(In thousands except per share amounts)                                                  1999         1998
---------------------------------------------------------------------------------- ----------- -----------

Revenues:
 Product and service revenues                                                      $1,031,823  $   933,028
 Research and development contract revenues                                            45,447       44,141
                                                                                   ----------  -----------

                                                                                    1,077,270      977,169
                                                                                   ----------  -----------

Costs and Operating Expenses:
 Cost of product and service revenues (Note 7)                                        620,490      554,474
 Expenses for research and development (a)                                            106,227       93,177
 Selling, general, and administrative expenses                                        267,309      234,246
 Restructuring and other nonrecurring costs (income), net (Note 7)                     (4,862)      41,620
                                                                                   ----------  -----------

                                                                                      989,164      923,517
                                                                                   ----------  -----------

Operating Income                                                                       88,106       53,652
Gain on Issuance of Stock by Subsidiaries                                                   -       (2,431)
Other Expense, Net (Notes 3 and 7)                                                    (14,522)        (119)
                                                                                   ----------  -----------

Income Before Income Taxes, Minority Interest, and Extraordinary Items                 73,584       51,102
Income Tax Provision                                                                  (30,537)     (38,182)
Minority Interest (Expense) Income                                                     (6,718)       2,731
                                                                                   ----------  -----------

Income Before Extraordinary Items                                                      36,329       15,651
Extraordinary Items, Net of Provision for Income Taxes and                                  -        1,931
 Minority Interest of $3,108 (Note 4)
                                                                                   ----------  -----------

Net Income                                                                         $   36,329  $    17,582
                                                                                   ==========  ===========

Earnings per Share (Note 4):
 Basic                                                                             $      .23  $       .11
                                                                                   ==========  ===========

 Diluted                                                                           $      .22  $       .10
                                                                                   ==========  ===========

Weighted Average Shares (Note 4):
 Basic                                                                                158,198      163,362
                                                                                   ==========  ===========

 Diluted                                                                              158,384      163,936
                                                                                   ==========  ===========

(a) Includes Costs of:
     Research and development contracts                                            $   37,670  $    39,280
     Internally funded research and development                                        68,557       53,897
                                                                                   ----------  -----------

                                                                                   $  106,227  $    93,177
                                                                                   ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.



                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                   October 2,   October 3,
(In thousands except per share amounts)                                                  1999         1998
---------------------------------------------------------------------------------- ----------- -----------

Revenues:
 Product and service revenues                                                      $3,038,289  $ 2,733,993
 Research and development contract revenues                                           140,859      135,238
                                                                                   ----------  -----------

                                                                                    3,179,148    2,869,231
                                                                                   ----------  -----------

Costs and Operating Expenses:
 Cost of product and service revenues (Note 7)                                      1,845,038    1,608,519
 Expenses for research and development (a)                                            319,500      278,147
 Selling, general, and administrative expenses (Note 7)                               808,412      685,300
 Restructuring and other nonrecurring costs, net (Note 7)                             383,429       45,732
                                                                                   ----------  -----------

                                                                                    3,356,379    2,617,698
                                                                                   ----------  -----------

Operating Income (Loss)                                                              (177,231)     251,533
Gain on Issuance of Stock by Subsidiaries                                                   -       51,775
Other Income (Expense), Net (Notes 3 and 7)                                           (56,205)       4,839
                                                                                   ----------  -----------

Income (Loss) Before Income Taxes, Minority Interest, and Extraordinary Items        (233,436)     308,147
Income Tax (Provision) Benefit (Note 7)                                                26,196     (130,069)
Minority Interest (Expense) Income                                                     36,680      (38,035)
                                                                                   ----------  -----------

Income (Loss) Before Extraordinary Items                                             (170,560)     140,043
Extraordinary Items, Net of Provision for Income Taxes and                                  -        4,817
 Minority Interest of $7,952 (Note 4)
                                                                                   ----------  -----------

Net Income (Loss)                                                                  $ (170,560) $   144,860
                                                                                   ==========  ===========

Earnings (Loss) per Share (Note 4):
 Basic                                                                             $   (1.08)  $       .89
                                                                                   ==========  ===========

 Diluted                                                                           $   (1.09)  $       .84
                                                                                   ==========  ===========

Weighted Average Shares (Note 4):
 Basic                                                                                158,084      162,887
                                                                                   ==========  ===========

 Diluted                                                                              158,084      179,774
                                                                                   ==========  ===========

(a) Includes Costs of:
     Research and development contracts                                            $  122,046  $   118,641
       Internally funded research and development                                     197,454      159,506
                                                                                   ----------  -----------

                                                                                   $  319,500  $   278,147
                                                                                   ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                  October 2,    October 3,
(In thousands)                                                                          1999          1998
--------------------------------------------------------------------- ---------- ------------ ------------

Operating Activities:
 Net income (loss)                                                                $ (170,560)  $   144,860
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                   144,928       125,398
     Noncash restructuring and other nonrecurring costs, net (Note 7)                328,160        14,780
     Provision for losses on accounts receivable (Note 7)                             14,440         5,473
     Change in deferred income taxes                                                 (38,901)       (3,746)
     Minority interest expense (income)                                              (36,680)       38,035
     Equity in loss of unconsolidated subsidiaries                                     9,708           636
     Gain on issuance of stock by subsidiaries                                             -       (51,775)
     Gain on sale of business and termination of operating contract                  (24,616)            -
       (Note 7)
     Gain on investments, net                                                         (1,039)       (5,125)
     Extraordinary items, net of income taxes and minority interest                        -        (4,817)
     Other noncash items                                                              47,736        21,128
     Changes in current accounts, excluding the effects of
      acquisitions and dispositions:
        Accounts receivable                                                            7,252        15,274
        Inventories                                                                   (3,147)      (36,465)
        Other current assets                                                          (3,116)      (19,603)
        Accounts payable                                                              (3,770)      (28,968)
        Other current liabilities                                                    (50,962)        3,775
                                                                                  ----------   -----------

          Net cash provided by operating activities                                  219,433       218,860
                                                                                  ----------   -----------

Investing Activities:
 Acquisitions, net of cash acquired (Note 6)                                        (396,495)     (177,678)
 Acquisition of minority interests of subsidiaries (Note 8)                          (23,534)            -
 Refund of acquisition purchase price                                                  4,574             -
 Proceeds from sale of a business and termination of                                  29,367             -
   operating contract (Note 7)
 Purchases of available-for-sale investments                                        (657,146)   (1,793,500)
 Proceeds from sale and maturities of available-for-sale investments               1,122,822     1,549,940
 Purchases of property, plant, and equipment                                         (92,947)     (108,785)
 Proceeds from sale of property, plant, and equipment                                 11,154        12,283
 Increase in other assets                                                             (6,589)      (23,153)
 Other                                                                                20,771        14,559
                                                                                  ----------   -----------

          Net cash provided by (used in) investing activities                     $   11,977   $  (526,334)
                                                                                  ----------   -----------



                           THERMO ELECTRON CORPORATION
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                  October 2,    October 3,
(In thousands)                                                                          1999          1998
------------------------------------------------------------------------- ------ ------------ ------------

Financing Activities:
 Net proceeds from issuance of long-term obligations                              $   15,069   $   244,649
 Repayment of long-term obligations                                                  (42,938)      (55,031)
 Net proceeds from issuance of Company and subsidiary common                           9,552       475,449
   stock
 Purchases of Company and subsidiary common stock and                               (166,757)     (508,698)
   subordinated convertible debentures
 Redemption of subsidiary common stock                                               (17,070)            -
 Increase (decrease) in short-term obligations                                        10,276       (28,404)
 Other                                                                                  (574)       (3,412)
                                                                                  ----------   -----------

          Net cash provided by (used in) financing activities                       (192,442)      124,553
                                                                                  ----------   -----------

Exchange Rate Effect on Cash                                                         (11,359)        5,425
                                                                                  ----------   -----------

Increase (Decrease) in Cash and Cash Equivalents                                      27,609      (177,496)
Cash and Cash Equivalents at Beginning of Period                                     396,670       593,580
                                                                                  ----------   -----------

Cash and Cash Equivalents at End of Period                                        $  424,279   $   416,084
                                                                                  ==========   ===========

Noncash Activities:
 Conversions of subsidiary convertible obligations                                $    9,277   $    18,280
                                                                                  ==========   ===========

 Fair value of assets of acquired companies                                       $  695,078   $   290,302
 Cash paid for acquired companies                                                   (441,634)     (190,759)
 Issuance of short- and long-term obligations for acquired company                   (14,852)            -
 Issuance of subsidiary common stock for acquired company                                  -       (11,450)
                                                                                  ----------   -----------

   Liabilities assumed of acquired companies                                      $  238,592   $    88,093
                                                                                  ==========   ===========
















The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income (loss) and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the third quarter of 1999 and 1998, the Company's comprehensive income totaled $55.2 million and $44.9 million, respectively. During the first nine months of 1999 and 1998, the Company had a comprehensive loss of $201.8 million and comprehensive income of $165.0 million, respectively.

3.    Other Income (Expense), Net

      The components of other income (expense), net in the accompanying statement of operations are:

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------ ---------- ----------- ----------  ----------

Interest Income                                                $ 14,366    $ 25,253   $ 46,285    $ 77,482
Interest Expense                                                (29,317)    (25,110)   (84,791)    (77,077)
Equity in Earnings (Loss) of Unconsolidated                         955        (162)    (9,708)       (636)
 Subsidiaries (Notes 6 and 7)
Gain (Loss) on Investments, Net (Note 7)                          1,738        (127)     1,039       5,125
Other (Note 7)                                                   (2,264)         27     (9,030)        (55)
                                                               --------    --------   --------    --------

                                                               $(14,522)   $   (119)  $(56,205)   $  4,839
                                                               ========    ========   ========    ========





4.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                              $ 36,329   $  17,582  $(170,560)  $ 144,860
                                                               --------   ---------  ---------   ---------

Weighted Average Shares                                         158,198     163,362    158,084     162,887
                                                               --------   ---------   --------   ---------

Basic Earnings (Loss) per Share                                $    .23   $     .11  $   (1.08)  $     .89
                                                               ========   =========  =========   =========

Diluted
Net Income (Loss)                                              $ 36,329   $  17,582  $(170,560)  $ 144,860
Effect of:
 Convertible obligations                                              -           -          -      11,002
 Majority-owned subsidiaries' dilutive securities                (1,320)       (999)    (2,097)     (5,280)
                                                               --------   ---------   --------   ---------

Income (Loss) Available to Common Shareholders,                $ 35,009   $  16,583  $(172,657)  $ 150,582
 as Adjusted
                                                               --------   ---------  ---------   ---------

Weighted Average Shares                                         158,198     163,362    158,084     162,887
Effect of:
 Convertible obligations                                              -           -          -      15,476
 Stock options                                                      186         574          -       1,411
                                                               --------   ---------   --------   ---------

Weighted Average Shares, as Adjusted                            158,384     163,936    158,084     179,774
                                                               --------   ---------   --------   ---------

Diluted Earnings (Loss) per Share                              $    .22   $     .10   $  (1.09)  $     .84
                                                               ========   =========   ========   =========

      The computation of diluted earnings (loss) per share for the third quarter and first nine months of 1999 excludes the effect of assuming the conversion of the Company's $585.0 million principal amount 4 1/4% subordinated convertible debentures, convertible at $37.80 per share, because the effect would be antidilutive. In addition, the computation of diluted earnings (loss) per share for the third quarter and first nine months of 1999 excludes the effect of assuming the repurchase of 5,701,000 shares of Company common stock at a weighted average exercise price of $14.56 per share in connection with put options sold to an institutional counterparty because the effect would be antidilutive.

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 9,706,000 of such options outstanding, with exercise prices ranging from $16.59 to $43.46 per share.

      During 1998, the Company recorded extraordinary gains in connection with the repurchase and exchange of subsidiary subordinated convertible debentures, which increased basic and diluted earnings per share by $.01 in the third quarter of 1998 and $.03 in the first nine months of 1998.





5.     Business Segment Information

                                                              Three Months Ended       Nine Months Ended
                                                           October 2,  October 3,  October 2,  October 3,
(In thousands)                                                   1999        1998        1999        1998
---------------------------------------------------------- ----------- ----------- ----------- -----------

Revenues:
   Measurement and Detection                               $  575,372  $  468,351  $1,680,638  $1,382,075
   Biomedical and Emerging Technologies                       238,406     226,020     717,599     677,575
   Energy and Environment                                     201,592     212,085     582,339     591,446
   Recycling and Resource Recovery                             64,531      72,833     204,992     223,153
   Intersegment (a)                                            (2,631)     (2,120)     (6,420)     (5,018)
                                                           ----------  ----------  ----------  ----------

                                                           $1,077,270  $  977,169  $3,179,148  $2,869,231
                                                           ==========  ==========  ==========  ==========

Income (Loss) Before Income Taxes, Minority Interest,
 and Extraordinary Items:
   Measurement and Detection (b)                           $   61,230  $   24,992  $  144,124  $  157,426
   Biomedical and Emerging Technologies (c)                     1,225       5,862    (153,869)     41,722
   Energy and Environment (d)                                  30,613      22,571    (136,014)     50,768
   Recycling and Resource Recovery (e)                          2,458       7,925      (6,900)     25,200
                                                           ----------  ----------  ----------  ----------

     Total segment income (loss) (f)                           95,526      61,350    (152,659)    275,116
   Corporate (g)                                              (21,942)    (10,248)    (80,777)     33,031
                                                           ----------  ----------  ----------  ----------

                                                           $   73,584  $   51,102  $ (233,436) $  308,147
                                                           ==========  ==========  ==========  ==========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other nonrecurring costs of $0.1 million, $21.9 million, $31.7 million, and $23.3 million in the third quarter of 1999 and 1998, and the first nine months of 1999 and 1998, respectively. Includes charges of $1.9 million, $8.6 million, $9.4 million, and $8.6 million in the third quarter of 1999 and 1998, and the first nine months of 1999 and 1998, respectively, primarily for the sale of inventories revalued in connection with an acquisition and other inventory provisions.
(c) Includes restructuring and other nonrecurring costs of $3.7 million, $8.5 million, $148.8 million, and $11.2 million in the third quarter of 1999 and 1998, and the first nine months of 1999 and 1998, respectively. Includes charges of $1.9 million and $24.6 million in the third quarter and first nine months of 1999, respectively, primarily for inventory provisions.
(d) Includes restructuring costs and other nonrecurring income, net, of $11.4 million in the third quarter of 1999 and restructuring and other nonrecurring costs of $11.2 million, $178.5 million, and $11.2 million in the third quarter of 1998, and first nine months of 1999 and 1998, respectively. Includes charges of $6.3 million and $10.7 million in the third quarter and first nine months of 1999, respectively, primarily for inventory provisions.
(e) Includes restructuring and other nonrecurring costs, net of $2.7 million and $24.4 million in the third quarter and first nine months of 1999.
(f) Segment income (loss) is income before corporate general and administrative expenses, other income and expense, minority interest, income taxes, and extraordinary items.
(g) Includes corporate general and administrative expenses, other income and expense, and gain on issuance of stock by subsidiaries.



6.    Acquisitions

      During the first quarter of 1999, Thermo Instrument Systems Inc. acquired
17,494,684 shares (or approximately 99%) of Spectra-Physics AB, a Stockholm
Stock Exchange-listed company, for approximately 160 Swedish krona per share
(approximately $20 per share) in completion of Thermo Instrument's cash tender offer to acquire all of the outstanding shares of Spectra-Physics. Thermo
Instrument expects to acquire the remaining Spectra-Physics shares outstanding for approximately 160 Swedish krona per share pursuant to the compulsory acquisition rules applicable to Swedish companies, of which certain shares were acquired in the second and third quarters of 1999. The aggregate purchase price was approximately $351.0 million, including related expenses. On the date of acquisition, Spectra-Physics had $39.1 million of cash, which included $30.5 million held by its majority-owned subsidiary. The accompanying balance sheet as of October 2, 1999, includes $2.0 million accrued for the purchase of the remaining Spectra-Physics shares outstanding. Spectra-Physics manufactures a wide range of laser-based instrumentation systems, primarily for the process-control, industrial measurement, construction, research, commercial, and government markets. Spectra-Physics had revenues of approximately $442 million in 1998, with operations throughout North America and Europe, and a presence in the Pacific Rim.

      In connection with the acquisition of Spectra-Physics, Thermo Instrument acquired 4,162,000 shares of FLIR Systems, Inc. common stock. FLIR designs, manufactures, and markets thermal imaging and broadcast camera systems that detect infrared radiation or heat emitted directly by all objects and materials.
Thermo Instrument accounts for its investment in FLIR using the equity method with a one quarter lag to ensure the availability of FLIR's operating results in time to enable Thermo Instrument to include its pro rata share of FLIR's results with its own. During FLIR's first calendar quarter of 1999, FLIR recorded a loss in connection with a pooling-of-interests transaction and certain restructuring actions. Thermo Instrument has recorded its pro rata share of this loss, $5.1 million, in equity in earnings (loss) of unconsolidated subsidiaries, a component of other income (expense), net in the accompanying statement of operations for the first nine months of 1999. FLIR has subsequently reported profitable results. In addition, as a result of the pooling consummated by FLIR and related issuance of FLIR shares in March 1999, Thermo Instrument's pro rata share of FLIR's equity decreased to 29.4% from 34.6% prior to the transaction.
This decrease totaled $6.0 million and has been recorded as a nonrecurring loss in equity in earnings (loss) of unconsolidated subsidiaries in the accompanying statement of operations for the first nine months of 1999, pursuant to Securities and Exchange Commission Staff Accounting Bulletin 51.

      In addition, the Company and its majority-owned subsidiaries made several other acquisitions during the first nine months of 1999 for $84.6 million in cash, net of cash acquired, subject to certain post-closing adjustments. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustments will be material.

      These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $203.2 million, which is being amortized over periods not exceeding 40 years.
Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma results have not been presented as the results of the acquired businesses were not material to the Company's results of operations.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at October 2, 1999,



6.    Acquisitions (continued)

primarily included completion of planned severances and abandonment of excess facilities for certain acquisitions completed during the last 12 months. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                            $ 7,347        $14,577        $ 1,268        $23,192
 Reserves established                                  16,896          2,867          1,812         21,575
 Usage                                                 (8,666)        (2,579)        (1,890)       (13,135)
 Decrease due to finalization of                       (1,201)          (301)          (265)        (1,767)
   restructuring plans, recorded as a
   decrease to cost in excess of net assets
   of acquired companies
 Currency translation                                    (396)          (225)           (25)          (646)
                                                      -------        -------        -------        -------

Balance at October 2, 1999                            $13,980        $14,339        $   900        $29,219
                                                      =======        =======        =======        =======

7.    Restructuring and Related Costs and Nonrecurring Items

      During the second and third quarters of 1999, the Company and certain of its subsidiaries recorded restructuring and related costs in connection with broad scale restructuring actions, initiated in the second quarter of 1999 and affecting a number of business units. Restructuring costs and other nonrecurring income, net, totaling $4.9 million were recorded in the third quarter of 1999, which includes $5.7 million of restructuring costs and $10.6 million of other nonrecurring income, net. The Company also recorded $7.3 million of inventory provisions, $2.7 million of other expense, net, and a revenue reversal of $2.8 million resulting from a dispute with a utility customer. The inventory provisions are included in cost of revenues in the accompanying statement of operations. Severance and lease costs, recorded as components of restructuring costs, were accounted for in accordance with EITF 94-3.

      The Company and certain of its subsidiaries recorded restructuring and related costs totaling $418.8 million and other nonoperating charges totaling
$24.9 million during the second quarter of 1999. Restructuring and related costs include $369.9 million of restructuring costs, $21.4 million of other nonrecurring costs, $25.3 million of inventory and warranty provisions, and $2.3 million of provisions for uncollectible accounts receivable. The inventory and warranty provisions are included in cost of revenues, and the provisions for uncollectible accounts receivable are included in selling, general, and administrative expenses in the accompanying statement of operations. Other nonoperating charges include $22.5 million of other expense, net and $2.5 million of income tax expense as detailed by segment below.

      In addition, during the first quarter of 1999, the Company and certain of its subsidiaries recorded restructuring and related costs of $4.0 million, including $5.6 million of restructuring costs, $8.6 million of other nonrecurring income, net, and $7.0 million of inventory charges.





7.    Restructuring and Related Costs and Nonrecurring Items (continued)

      The Company recorded charges by segment for the third quarter of 1999 as follows:

(In thousands)                        Measurement    Biomedical    Energy and      Recycling        Total
                                              and           and   Environment            and
                                        Detection      Emerging                     Resource
                                                   Technologies                     Recovery
------------------------------------ ------------- ------------- ------------- -------------- ------------

Revenues                                 $      -      $      -      $  2,832      $       -      $  2,832
Cost of Product and Service                 1,860         1,900         3,510              -         7,270
 Revenues
Restructuring and Other Nonrecurring          124         3,668       (11,369)         2,715        (4,862)
 Costs (Income), Net
Other Expense, Net                          2,682             -             -              -         2,682
                                         --------      --------      --------      ---------      --------

                                         $  4,666      $  5,568      $ (5,027)     $   2,715      $  7,922
                                         ========      ========      ========      =========      ========

      The Company recorded charges by segment for the first nine months of 1999 as follows:

(In thousands)            Corporate   Measurement    Biomedical    Energy and      Recycling        Total
                                              and           and   Environment            and
                                        Detection      Emerging                     Resource
                                                   Technologies                     Recovery
--------------------- -------------- ------------- ------------- ------------- -------------- ------------

Revenues                  $       -      $      -      $      -      $  2,832      $       -      $  2,832
Cost of Product and               -         9,426        22,501         7,639              -        39,566
 Service Revenues
Selling, General,                 -             -         2,049           249              -         2,298
 and Administrative
 Expenses
Restructuring and                 -        31,745       148,758       178,491         24,435       383,429
 Other Nonrecurring
 Costs, Net
Other Expense, Net            3,609        13,748         5,668         2,125              -        25,150
Income Tax Expense                -         1,409             -         1,055              -         2,464
                          ---------      --------      --------      --------      ---------      --------

                          $   3,609      $ 56,328      $178,976      $192,391      $  24,435      $455,739
                          =========      ========      ========      ========      =========      ========

      The components of restructuring and related costs by segment and, where applicable, by majority-owned subsidiary, are as follows:

Measurement and Detection

Thermedics Inc.

      Thermedics recorded $1.9 million of inventory provisions in cost of revenues relating to the Measurement and Detection segment in the third quarter of 1999. These provisions were at its Thermedics Detection Inc. subsidiary and related to inventories deemed excess based on recent demand.


7.    Restructuring and Related Costs and Nonrecurring Items (continued)

      Thermedics recorded restructuring and related costs of $32.5 million during the second quarter of 1999 relating to the Measurement and Detection segment, including restructuring costs of $30.1 million, other nonrecurring costs of $0.1 million, a tax asset write-off of $1.4 million, and inventory provisions of $0.9 million. Restructuring costs of $30.1 million relate to a decision to sell its power electronics and test equipment business and include
$28.5 million to write off related cost in excess of net assets of acquired companies to reduce the carrying value of the business to the estimated proceeds from its sale. In addition, restructuring costs include a charge of $1.6 million recorded by Thermedics to write off its remaining net investment in a subsidiary of the power electronics and test equipment business, which Thermedics transferred to a buyer in consideration for a release from certain contractual obligations, primarily ongoing lease obligations. The tax write-off represents a deferred tax asset that will not be realized as a result of exiting this business. The inventory provision results from exiting and reengineering certain product lines. Unaudited revenues and operating losses, excluding restructuring and related costs, of the power electronics and test equipment business were $20.2 million and $0.7 million, respectively, for the first nine months of 1999, and $37.9 million and $0.2 million, respectively, for 1998. Thermedics recorded other nonrecurring costs of $0.1 million to write off a receivable as a result of an unfavorable resolution of a post-closing adjustment in connection with the sale of a business in 1998.

Thermo Instrument Systems Inc.

      In connection with restructuring actions commenced in 1998, certain subsidiaries of Thermo Instrument recorded restructuring costs of $0.1 million, $0.2 million, and $1.2 million during the third, second, and first quarters of 1999, respectively. The restructuring costs were primarily for business relocation and facility-closure costs.

      As part of Thermo Instrument's acquisition of Spectra-Physics, it acquired a majority interest in Spectra-Physics Lasers, Inc. (SPLI), a U.S. publicly traded company. Prior to its acquisition by Thermo Instrument, SPLI elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 133,
"Accounting for Derivatives." The Company has not elected early adoption of SFAS
No. 133, although it must adopt the statement no later than 2001. Under SFAS No.
133, SPLI is permitted under certain conditions to enter foreign exchange contracts to hedge anticipated transactions without recording gains and losses on such contracts in income. Such contracts are deemed speculative hedges under SFAS No. 52, "Foreign Currency Translation," and must be marked to market with the resulting gain or loss reported as a component of Thermo Instrument's results of operations. During the third quarter of 1999, Thermo Instrument recorded a loss on foreign exchange contracts entered into by SPLI of $2.7 million, which is included in other income (expense), net in the accompanying statement of operations. Thermo Instrument's results may continue to be affected by such transactions in the future.

      During the second quarter of 1999, Thermo Instrument recorded other nonrecurring charges of $13.1 million, including $11.1 million in charges relating to its equity investment in FLIR (Note 6). These charges were recorded to equity in earnings (loss) of unconsolidated subsidiaries, a component of other income (expense), net in the accompanying statement of operations. Thermo
Instrument's nonrecurring charges also include an adjustment to cost of revenues of $2.0 million relating to the sale of inventories at Spectra-Physics revalued at the date of its acquisition. Thermo Instrument recorded a charge of $4.6 million relating to the sale of such inventories in the first quarter of 1999.

Biomedical and Emerging Technologies

ThermoTrex Corporation

      During the third quarter of 1999, ThermoTrex's Trex Medical Corporation subsidiary recorded restructuring costs of $3.2 million related to the actions described below. These costs primarily represent certain employee retention incentives for employees in facilities being closed that are being accrued ratably through the date on which their services will no longer be required, as well as severance and other incremental costs of consolidating facilities. In addition, Trex Medical recorded inventory provisions in cost of revenues totaling $1.9 million for product deemed excess based on recent demand.


7.    Restructuring and Related Costs and Nonrecurring Items (continued)

      During the second quarter of 1999, ThermoTrex announced restructuring actions at its Trex Medical and ThermoLase Corporation subsidiaries. In connection with these actions, ThermoTrex recorded restructuring and related costs of $93.9 million in the second quarter of 1999, including restructuring costs of $72.3 million, inventory and warranty provisions of $14.3 million, provisions for uncollectible accounts receivable of $1.6 million, and other nonoperating charges of $5.7 million.

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

      In August 1999, Trex Medical received notification from the Food and Drug
Administration (FDA) denying its 510(k) filing for its digital mammography system. In September, Trex Medical received a letter from the director of the FDA's Office of Device Evaluation indicating that the FDA believes that a pre-market approval (PMA) application, followed up by significant post-approval screening trials, may be the more viable option for obtaining market clearance for digital mammography systems. A PMA is generally more burdensome than a 510(k), because it applies to devices considered to be of higher risk. In light of the FDA's letter, Trex Medical continues to evaluate its options relating to marketing authorization. For example, Trex Medical may incorporate the data that formed the basis of its 510(k) application into a PMA application for submission to the FDA. After such submission, Trex Medical may implement various design and engineering changes that may require additional preapproval clinical trials, but there can be no assurance regarding the timing or results of the submission of a new filing to the FDA or such clinical trials. Trex Medical recorded costs of $9.4 million to establish inventory provisions and to terminate purchase commitments for products that have become obsolete due to planned product changes or excess as a result of a recent decline in demand. The largest component of the inventory charge was recorded as a result of the decision by the FDA to deny Trex Medical's application for its digital mammography system and resulting design changes expected to be made to the system. Provisions resulting from other planned product and technology changes and decreased demand for certain other products are also principal components of the inventory charge. Warranty provisions of $2.6 million were recorded for estimated costs to address certain product warranty issues, including costs associated with corrective actions to be taken with respect to certain previously sold mammography products.

      Trex Medical expects to incur additional restructuring costs totaling approximately $1.1 million, principally over the next several quarters, which will be recorded when incurred, such as additional charges for certain employee and business relocation and related costs. Completion of Trex Medical's restructuring plan is expected to occur in the first quarter of 2000.

      During 1998, ThermoLase initiated certain restructuring activities, including the announced closure of three domestic spas and the termination of a joint venture that operated its spa in France. Two of the domestic spas were closed during the fourth quarter of 1998. ThermoLase closed the third spa, as well as two additional spas, in the second quarter of 1999. Also during the second quarter of 1999, ThermoLase sold its remaining nine day spas, as well as the stock in its destination spa, The Greenhouse Spa, Inc. In connection with the sale and closures announced in 1999, as well as other actions, ThermoLase recorded restructuring and related costs of $67.6 million during the second quarter of 1999, including restructuring costs of $60.3 million, inventory provisions of $2.3 million, provisions for uncollectible accounts receivable of $1.6 million, and an investment write-down of $3.4 million. Restructuring costs include a $19.9 million loss on the sale of its spa businesses; $17.4 million for the write-off of leasehold improvements and equipment pertaining to the hair-removal business; $11.7 million for ongoing lease obligations, net of assumed sublease income; $10.0 million of estimated costs to terminate certain other obligations related to the ThermoLase hair-removal business; $0.4 million for losses on laser purchase commitments; $0.3 million to write down investments


7.    Restructuring and Related Costs and Nonrecurring Items (continued)

in international joint ventures; and $0.4 million for other related costs. In addition, restructuring costs include $0.2 million of severance costs for approximately 14 employees across all functions. The inventory provisions were for certain branded product lines at ThermoLase's Creative Beauty Innovations, Inc. subsidiary that have been discontinued, and the investment write-down was to reduce the carrying value of ThermoLase's investment in a privately held company to its estimated disposal value. The investment write-down is included in other income (expense), net, in the accompanying statement of operations.
Unaudited revenues and operating losses, excluding restructuring costs, of the spa businesses prior to their sale or closure were $6.6 million and $15.5 million, respectively, for the first nine months of 1999, and $9.6 million and $14.6 million, respectively, for 1998.

      ThermoTrex and the Company recorded aggregate restructuring costs of $62.7 million during the second quarter of 1999, representing a write-off of cost in excess of net assets of acquired companies. Of the total write-off, $59.3 million was to write off cost in excess of net assets of acquired companies that arose from prior repurchases of ThermoLase common stock. This asset has become impaired as a result of continuing losses at ThermoLase and a decision to exit its principal business. The balance of the write off was recorded by ThermoTrex as a result of a decision to hold for sale its Trex Communications Corporation subsidiary, and represents a reduction in the carrying value of Trex
Communications to the amount of expected proceeds from its sale. In addition, ThermoTrex provided a reserve of $2.3 million for impairment of a note receivable from an unaffiliated company. This amount is included in other income
(expense), net in the accompanying statement of operations.

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

Thermo Coleman Corporation

      Thermo Coleman recorded $0.3 million of restructuring costs in the third quarter of 1999 related to a loss on disposal of a business unit at its Thermo
Information Solutions subsidiary.

      Thermo Coleman recorded restructuring and related costs of $17.0 million during the second quarter of 1999, principally as a result of a decision to exit certain businesses through sale or closure. Restructuring costs include $10.5 million to write off cost in excess of net assets of acquired companies, $2.3 million for the write down of fixed assets, $3.8 million of inventory provisions, and a $0.4 million provision for a note receivable. The charges reduce the carrying values of the businesses to the estimated proceeds from their sale. Unaudited revenues and operating losses before restructuring and related costs of these businesses were $26.8 million and $5.9 million, respectively, in the first nine months of 1999, and revenues and operating income of $34.5 million and $1.5 million, respectively, in 1998.

Thermedics Inc.

      During the third quarter of 1999, Thermedics recorded $0.2 million of other nonrecurring costs relating to the proposed transfer of the Company's wholly owned Thermo Biomedical group of subsidiaries to Thermedics.

      During the second quarter of 1999, Thermedics recorded $0.3 million of other nonrecurring costs relating to this proposed transfer. In addition, Thermedics recorded $1.4 million of other nonrecurring costs in the first quarter of 1999, primarily for investment banking fees that were also associated with the proposed transfer. Thermedics expects to incur additional nonrecurring costs totaling approximately $0.4 million, principally through December 1999, which will be recorded when incurred. These charges also relate to the proposed transfer.


7.    Restructuring and Related Costs and Nonrecurring Items (continued)

Other

      The Company recorded restructuring costs of $0.2 million and $0.3 million in the second and first quarter of 1999, respectively.

Energy and Environment

Thermo Ecotek Corporation

      During the third quarter of 1999, Thermo Ecotek recorded $11.5 million of nonrecurring income, net, inventory provisions of $3.5 million, and a reversal of revenue of $2.8 million. Nonrecurring income of $13.5 million resulted from the termination of the power-sales agreement for its Gorbell facility in Athens, Maine. The income represents the proceeds from the termination agreement, net of facility closure costs including lease and fuel cancellation payments. The
Gorbell facility's revenues and operating income before the effect of the contract termination were $6.3 million and $0.8 million, respectively, in the first nine months of 1999, and $10.0 million and $1.4 million, respectively, in 1998. Thermo Ecotek also recorded restructuring and nonrecurring costs of $1.9 million, which included $0.7 million for abandoned assets, $0.6 million for severance for 17 employees, $0.4 million for unrecouped development costs associated with a project sold to a joint venture partner, and $0.2 million of other costs. A dispute arose during 1999, between Thermo Ecotek and Southern
California Edison (SCE), the utility that purchases the output of Thermo
Ecotek's Delano plants. SCE interpreted the terms of its contract with the Delano facilities to permit it to pay a reduced rate in 1999 for power output during nonpeak periods, as defined. Although Thermo Ecotek contests this interpretation, SCE has adjusted its recent payments to reflect the lower rates for all of 1999. As a result, Thermo Ecotek has established a reserve through a reduction in revenues totaling $2.8 million for amounts in dispute with SCE and is considering its alternatives with respect to this claim. Thermo Ecotek's
Thermo Trilogy unit recorded $3.5 million of inventory provisions for product deemed excess based on recent demand, following a downturn in its sales of biopesticides.

      During the second quarter of 1999, Thermo Ecotek recorded $124.3 million of restructuring costs and other charges of $2.1 million, as a result of actions detailed below.

      Following significant investments of resources in attempts to correct operational problems, in May 1999, Thermo Ecotek made a decision to cease further efforts and hold for sale or disposal its Gillette, Wyoming, facility.
As a result, Thermo Ecotek recorded a restructuring charge of $68.0 million, including $63.3 million to write down the plant and related equipment to a nominal salvage value, $4.4 million for estimated land reclamation costs, and $0.3 million of other exit costs, primarily abandoned-facility payments. Thermo
Ecotek recorded $1.5 million of minority interest income, representing a minority partner's share of these charges. Revenues of this facility were nominal during the period it operated. The facility had unaudited operating losses, excluding restructuring costs, of $6.8 million in the first nine months of 1999 and $7.6 million in 1998.

      Thermo Ecotek's Delano, California, biomass facilities will reach the end of the fixed price contract period of their power-sales agreement in September
2000. While Thermo Ecotek's forecasts for periods after that time project positive cash flows, the facilities would operate at a loss due to depreciation expense that extends beyond 2000. In May 1999, Thermo Ecotek entered into an agreement to terminate the power-sales agreement for its Delano facilities, effective December 31, 1999. The terms of the agreement call for Thermo Ecotek to receive payments in lieu of operating under its current agreement. Thermo
Ecotek recorded a restructuring charge of $51.0 million as a result of entering into the new agreement, including $47.5 million to write down the plant and related assets to their estimated recoverable value, $2.4 million related to a loss on the cancellation of the facility's primary fuel contract, and $1.1 million to write off cost in excess of net assets of acquired companies.


7.    Restructuring and Related Costs and Nonrecurring Items (continued)

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

      In the second quarter of 1999, Thermo Ecotek also recorded a charge of $2.1 million representing the write-down of available-for-sale investments representing an equity interest of its minority partner in the Gillette, Wyoming, facility due to impairment that Thermo Ecotek deems permanent based on recent stock prices. This amount is included in gain (loss) on investments, net, a component of other income (expense), net in the accompanying statement of operations.

Thermo TerraTech Inc.

      In the third quarter of 1999, Thermo TerraTech recorded $0.1 million of cash restructuring costs associated with the planned sale of one of its ThermoRetec Corporation subsidiary's soil-recycling facilities, discussed below.

      In May 1999, Thermo TerraTech announced that its majority-owned subsidiaries plan to sell several businesses. The businesses proposed to be sold include the used-oil processing operation of Thermo EuroTech, N.V.; three soil-recycling facilities of ThermoRetec, in addition to the sites previously announced; and the Randers division, BAC Killam Inc., and E3-Killam Inc.
businesses of The Randers Killam Group Inc. In connection with these actions, Thermo TerraTech recorded $55.9 million of restructuring and related costs, including restructuring costs of $54.2 million, a tax asset write-off of $1.1 million, and an inventory provision of $0.7 million. Restructuring costs include
$22.2 million to write down cost in excess of net assets of acquired companies to reduce the carrying value of the businesses proposed to be sold to the estimated proceeds from their sale; $20.2 million to write down fixed assets to their estimated disposal value; $4.6 million for ongoing lease costs for facilities that will be exited in connection with the sale of certain businesses; $2.5 million for estimated land reclamation costs; $1.9 million to write off the cumulative foreign translation adjustment related to Thermo
EuroTech's used-oil processing business; $1.8 million to write off intangible assets related to license acquisition costs at the used-oil processing business;
$0.6 million for severance costs for 42 employees across all functions; and $0.4 million to write off other current assets associated with the businesses. The tax asset write-off represents a deferred tax asset that will not be realized as a result of selling Thermo EuroTech's used-oil processing business. The inventory provision also relates to exiting this business. The write-down of fixed assets principally relates to special purpose equipment in the used-oil processing and soil-recycling businesses. In connection with the actions discussed above, the Company also recorded $1.7 million to write down cost in excess of net assets of acquired companies that arose in connection with the Company's prior repurchases of Thermo EuroTech common stock. The write off is a result of continuing losses and a decision to exit Thermo EuroTech's principal business. Thermo TerraTech expects to incur additional restructuring costs of approximately $3.0 million through the first half of 2000, for costs that will be recorded when incurred, such as additional severance, employee retention, and relocation expenses.

      The businesses that are proposed to be sold reported aggregate unaudited revenues and operating income, excluding restructuring and related costs, of $33.2 million and $1.6 million, respectively, in the first nine months of 1999 and aggregate unaudited revenues and operating losses of $54.3 million and $1.1 million, respectively, in 1998.


7.    Restructuring and Related Costs and Nonrecurring Items (continued)

      During 1998, Thermo TerraTech recorded restructuring costs, primarily related to the closure or sale of two soil-recycling facilities by ThermoRetec.
ThermoRetec closed one soil-recycling facility in March 1999 and is actively seeking a buyer for the second soil-recycling facility. If no buyer is found, ThermoRetec will close the facility.

Thermo Power Corporation

      During the third quarter of 1999, Thermo Power recorded $0.1 million of cash restructuring costs associated with the actions described below.

      Thermo Power undertook certain restructuring actions during the second quarter of 1999, which included a decision to divest its ThermoLyte Corporation subsidiary, as well as a decision to outsource certain manufacturing and warranty functions and reduce staffing levels at certain other subsidiaries. In addition, Thermo Power wrote down certain assets at its Peek sales and service subsidiaries located in Malaysia and Croatia that have become impaired due to business conditions in those regions. In connection with these actions, Thermo
Power recorded restructuring and related costs of $12.6 million, including $8.9 million of restructuring costs, inventory provisions of $3.0 million, costs for outsourcing certain warranty repairs of $0.5 million, and a provision for uncollectible accounts receivable of $0.2 million. Restructuring costs include
$4.1 million for the write-off of cost in excess of net assets of acquired companies, of which $2.9 million was to reduce the carrying value of ThermoLyte to the estimated proceeds from its sale and $1.2 million was to reduce the carrying value of Thermo Power's investment in its Peek subsidiaries located in Malaysia and Croatia due to projected undiscounted cash flows from their operations being insufficient to recover its investment. In addition, restructuring costs include $2.0 million of severance costs for approximately 63 employees across all functions; $1.6 million for the write-down of certain fixed assets, principally at operations being exited; and $1.2 million for lease costs at facilities being abandoned. Inventory provisions represent a write-down of inventories to estimated salvage value and consist of $1.9 million for raw materials for product lines being outsourced, $1.0 million for a discontinued product line, and $0.1 million for inventories at Peek's subsidiaries located in Malaysia and Croatia. Unaudited revenues and operating income for ThermoLyte, excluding restructuring and related costs, were $10.3 million and $0.3 million, respectively, in the first nine months of 1999, and unaudited revenues and operating losses were $5.8 million and $1.0 million, respectively, in 1998.

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

Recycling and Resource Recovery

Thermo Fibertek Inc.

      During the third quarter of 1999, Thermo Fibertek recorded $2.7 million of nonrecurring costs, net. Of this amount, $2.8 million relates to impairment of a note receivable secured by a tissue mill. In the second quarter of 1999, Thermo
Fibertek entered into a nonbinding letter of intent with a third party to dispose of this asset for an amount in excess of the carrying value.
Subsequently, however, the third party elected not to proceed with the transaction and Thermo Fibertek has written the asset down to its estimated recoverable value. In addition, Thermo Fibertek recorded $0.1 million of nonrecurring income in the third quarter of 1999 related to the sale of a facility written down to estimated disposal value in the first quarter of 1999.


7.    Restructuring and Related Costs and Nonrecurring Items (continued)

      Thermo Fibertek recorded $2.3 million of restructuring costs during the first quarter of 1999, consisting of $1.3 million for severance costs for 24 employees across all functions and $1.0 million to terminate distributor agreements. In addition, Thermo Fibertek recorded other nonrecurring income, net, of $10.0 million, consisting of an $11.1 million gain on the sale of its Thermo Wisconsin, Inc. subsidiary and $1.1 million of nonrecurring costs. The nonrecurring costs consist of $0.5 million for the expected settlement of a legal dispute, $0.3 million for the impairment of a building held for disposal, and $0.3 million of other nonrecurring costs. Unaudited revenues and operating income for Thermo Wisconsin were $1.8 million and $0.4 million, respectively, in the first quarter of 1999, and $18.9 million and $2.6 million, respectively, in 1998.

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

      During the second quarter of 1999, the Company also decided to hold for sale its Peter Brotherhood, Ltd. subsidiary. The Company recorded an $8.4 million write-down of fixed assets to reduce the carrying value of the business unit to the estimated proceeds from its sale. Unaudited revenues and operating income for Peter Brotherhood, excluding restructuring costs, were $32.4 million and $1.3 million, respectively, in the first nine months of 1999, and $41.7 million and $1.3 million, respectively, in 1998.

Corporate

      During the second quarter of 1999, the Company recorded $3.6 million of other nonoperating charges to write down available-for-sale investments due to impairment that the Company deems permanent based upon recent market prices.
These charges are included in gain (loss) on investments, net, a component of other income (expense), net in the accompanying statement of operations.

General

      During 1998, certain subsidiaries announced restructuring actions that included plans for termination of 792 employees. As of January 2, 1999, the subsidiaries had terminated 550 employees. The restructuring actions in 1999 included plans for the termination of an additional 598 employees. During the first nine months of 1999, 490 employees were terminated in connection with the restructuring plans announced in 1998 and 1999. A summary of the changes in accrued restructuring costs, included in other accrued expenses in the accompanying balance sheet, follows:


                                                                  Abandonment
                                                                    of Excess
    (In thousands)                                   Severance     Facilities       Other(a)          Total
   --------------------------------------------- -------------- -------------- -------------- ------------

   Balance at January 2, 1999                        $  10,572      $   5,437      $   2,731      $  18,740
    Provision charged to expense                         9,302         21,502         23,687         54,491
    Usage                                              (11,342)        (5,752)        (6,525)       (23,619)
    Currency translation                                  (543)            33           (164)          (674)
                                                     ---------      ---------      ---------      ---------

   Balance at October 2, 1999                        $   7,989      $  21,220      $  19,729      $  48,938
                                                     =========      =========      =========      =========

(a) Includes provisions in 1999 of $12.8 million for costs to terminate contracts and $6.9 million for land reclamation costs.



8.    Proposed Reorganization

      During 1998, the Company announced a proposed reorganization, which was amended in May 1999, involving the Company and certain of its subsidiaries. The goals of the proposed reorganization include consolidating and strategically realigning certain businesses to enhance their competitive market positions and focus management attention.

      The Company plans to combine its wholly owned Thermo Biomedical group of subsidiaries with Thermedics. The Company would transfer the Thermo Biomedical group of subsidiaries to Thermedics. Thermedics Detection and Thermo Sentron
Inc. would be taken private. The public shareholders of Thermedics Detection and Thermo Sentron would receive cash in exchange for their shares of common stock of the respective companies. In addition, Thermedics' equity interest in Thermo
Sentron, Thermedics Detection, and Thermo Voltek Corp. would be transferred to the Company and as a result each of Thermo Sentron, Thermedics Detection, and Thermo Voltek would become wholly owned subsidiaries of the Company. In March
1999, Thermedics acquired, through a merger, all of the outstanding shares of Thermo Voltek common stock that Thermedics and the Company did not already own.
Subsequent to this transaction, Thermedics and the Company owned approximately
97% and 3%, respectively, of the outstanding common stock of Thermo Voltek, which ceased to be publicly traded.

      In May 1999, Thermo Power entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire, for $12.00 per share in cash, all of the outstanding shares of common stock of Thermo Power not already owned by the Company. This merger was completed in October 1999 and the common stock of Thermo Power has ceased to be publicly traded.

      In May 1999, ThermoSpectra Corporation entered into a definitive agreement and plan of merger with Thermo Instrument pursuant to which Thermo Instrument would acquire, for $16.00 per share in cash, all of the outstanding shares of common stock of ThermoSpectra not already owned by Thermo Instrument or the Company. This transaction is expected to be completed on or about December 9, 1999. In July 1999, Thermo Vision Corporation entered into a definitive agreement and plan of merger with Thermo Instrument pursuant to which Thermo
Instrument would acquire, for $7.00 per share in cash, all of the outstanding shares of common stock of Thermo Vision not already owned by Thermo Instrument or the Company. The shareholders' meeting for this transaction is expected to be held during the first quarter of 2000. Following the mergers, ThermoSpectra's and Thermo Vision's common stock would cease to be publicly traded.

      In October 1999, Thermo TerraTech entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire all of Thermo TerraTech's outstanding shares of common stock not already owned by the Company in exchange for a number of shares of the Company's common stock to be determined based upon the average price of the Company's common stock during the 20 trading days ending five days prior to the effective date of the merger.
Under the agreement, Thermo TerraTech shareholders would receive Company common stock valued between $7.25 and $9.25 per share of Thermo TerraTech common stock.
However, the Company may elect to terminate the agreement if it is required to issue 1.8 million or more shares of its common stock in this transaction. Also in October 1999, ThermoRetec and The Randers Killam Group entered into definitive agreements and plans of merger with the Company pursuant to which the Company would acquire, for $7.00 and $4.50 per share in cash, respectively, all of the outstanding shares of common stock of ThermoRetec and Randers Killam not already owned by Thermo TerraTech or the Company. Following the mergers, the common stock of Thermo TerraTech, ThermoRetec, and Randers Killam would cease to be publicly traded. Each of these mergers are expected to be completed in the first quarter of 2000.

      ThermoTrex, ThermoLase, and Thermo Ecotek would merge into the Company.
Shareholders of each of these companies would receive shares of common stock of the Company in exchange for their shares of common stock of the respective companies.





8.    Proposed Reorganization (continued)

      The completion of the mergers of Thermo Voltek into Thermedics and Thermo
Power into the Company reduced the number of the Company's publicly traded, majority-owned subsidiaries to 22. If the reorganization plan is completed as proposed, it would further reduce the number of the Company's publicly traded, majority-owned subsidiaries from 22 to 12. Each component of the reorganization is subject to numerous conditions, including the following (not all of which are applicable to each component): establishment of prices and/or exchange ratios;
confirmation of anticipated tax consequences; approval by the boards of directors (including the outside directors) of each of the affected majority-owned subsidiaries; negotiation and execution of definitive purchase and sale or merger agreements; completion of review by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions; and fairness opinions from one or more investment banking firms on certain financial aspects of the transactions. One or more of the transactions may not occur if the applicable conditions previously described are not satisfied.

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

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Sales in the third quarter of 1999 were $1.08 billion, an increase of $100.1 million, or 10%, over the third quarter of 1998. Excluding restructuring costs and other nonrecurring income, net of $4.9 million in 1999 and restructuring and other nonrecurring costs of $41.6 million in 1998, inventory provisions of $7.3 million and $8.6 million in 1999 and 1998, respectively, and a reversal of revenues of $2.8 million in 1999 resulting from a customer dispute, all described below, segment income decreased to $100.8 million in 1999 from $111.6 million in 1998. (Segment income is income before corporate general and administrative expenses, other income and expense, minority interest, income taxes, and extraordinary items.) Operating income, which includes restructuring costs and other nonrecurring income, net, was $88.1 million in 1999, compared with $53.7 million in 1998.

Measurement and Detection

      Sales from the Measurement and Detection segment increased $107.0 million, or 23%, to $575.4 million in 1999. Sales increased due to acquisitions made by Thermo Instrument Systems Inc., which added $121.2 million of revenues in 1999.
The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Measurement and Detection segment operates, decreased revenues by $6.7 million in 1999.
Revenues from Thermo Instrument's analytical products, excluding the effects of acquisitions and currency translation, increased $9.2 million, primarily due to higher demand. In addition, sales of life sciences products, excluding the effects of acquisitions and currency translation, increased $4.7 million due to higher demand and expansion of sales and distribution channels into new markets.
The increases in revenues from acquisitions and certain existing businesses were offset in part by lower revenues from other businesses. Revenues from Thermo
Instrument's process control products, excluding the effects of acquisitions and currency translation, decreased $8.2 million as a result of a reduction in discretionary capital spending by companies in the process control industry,


Third Quarter 1999 Compared With Third Quarter 1998 (continued)

primarily the petrochemical, oil and gas, and mining sectors, due to difficult market conditions and, to a lesser extent, a reduction in spending by raw materials producers, particularly in the cement sector. Revenues from Thermo
Instrument's industrial products, excluding the effects of acquisitions and currency translation, decreased $4.4 million, primarily due to lower demand in Europe. Revenues from this segment's quality assurance and safety products business decreased $6.0 million due to lower demand. Revenues from sales of precision weighing and inspection equipment, excluding the effect of currency translation, decreased $1.5 million due to lower international demand.
Comparative results for this segment were also affected by the disposition of a business unit that had sales of $1.5 million in the 1998 period. There can be no assurance that the trends that have adversely affected certain businesses within this segment will not continue.

      Segment income margin (segment income margin is segment income as a percentage of sales), excluding restructuring and other nonrecurring costs of $0.1 million and $21.9 million in 1999 and 1998, respectively, and inventory provisions of $1.9 million and $8.6 million in 1999 and 1998, respectively, was 11.0% in 1999, compared with 11.8% in 1998. Segment income margin decreased primarily due to the effect of lower revenues at certain business units and, to a lesser extent, the inclusion of lower-margin revenues from Spectra-Physics AB, which was acquired in February 1999 (Note 5). This segment recorded restructuring and other nonrecurring costs of $0.1 million in 1999 (Note 7), principally for remaining aspects of a plan undertaken in 1998. This segment's quality assurance and safety products business recorded $1.9 million of inventory provisions in cost of revenues in 1999 for excess inventories caused by lower demand. In 1998, Thermo Instrument recorded $21.9 million of restructuring and other nonrecurring costs, primarily for severance, and $8.6 million of inventory provisions in cost of revenues for the write-down of discontinued product lines and excess inventories caused by lower demand.

Biomedical and Emerging Technologies

      Sales from the Biomedical and Emerging Technologies segment were $238.4 million in 1999, an increase of $12.4 million, or 5%, over the 1998 period.
Sales increased primarily due to the inclusion of $18.6 million of sales from acquired businesses. In addition, sales of respiratory and monitoring products by the Company's wholly owned Thermo Biomedical group increased $7.4 million, or 12%, excluding acquisitions, while sales at Thermo Cardiosystems Inc. increased
$3.9 million, or 25%. These revenue increases were offset in part by lower revenues at Trex Medical Corporation and ThermoLase Corporation. Revenues at
Trex Medical decreased $10.0 million primarily due to the termination of an original equipment manufacturer (OEM) contract with a major customer following the customer's acquisition by another corporation. Revenues from this customer were $10.6 million in the 1998 period. In addition, Trex Medical's revenues declined due to lower sales of general-purpose X-ray and radiographic/fluoroscopic systems as well as dental X-ray systems, offset in part by higher demand for mammography systems and related upgrade components.
Trex Medical's backlog at October 2, 1999, excluding intrasegment orders, decreased to $45.6 million from $52.1 million at July 3, 1999, primarily due to a decrease in orders for mammography equipment. Revenues decreased $3.7 million at ThermoLase principally as a result of the sale of its spa business.
ThermoLase sold The Greenhouse Spa, Inc. and nine of its day spas in June 1999, and closed its remaining spas as a result of a decision to exit this business
(Note 7).

      Segment income, excluding restructuring and other nonrecurring costs of $3.7 million in 1999 and $8.5 million in 1998, as well as inventory provisions at Trex Medical of $1.9 million in 1999, was $6.8 million in 1999, compared with $14.4 million in 1998. Trex Medical had a segment loss, excluding restructuring costs and inventory provisions, of $4.5 million in 1999, compared with segment income of $3.6 million in the 1998 period. The decrease in profitability at Trex
Medical was primarily due to the loss of the OEM contract with a major customer and other decreases in sales at existing businesses. Thermo Coleman Corporation had a segment loss of $2.7 million in 1999, compared with segment income of $2.8 million in 1998, principally due to losses at two business units at its Thermo
Information Solutions Inc. subsidiary. One of these businesses was disposed of just prior to the end of the third quarter while the other is held for sale.
These decreases in segment income were offset in part by improved results at ThermoLase and Thermo


Third Quarter 1999 Compared With Third Quarter 1998 (continued)

Biomedical. The segment loss at ThermoLase, excluding restructuring and nonrecurring costs of $8.2 million in 1998, totaled $1.1 million in 1999, compared with $6.4 million in 1998. The decrease resulted primarily from the June 1999 sale of its spa business. Thermo Biomedical's segment income increased
33% to $11.3 million, primarily as a result of internal growth.

      Restructuring and other nonrecurring costs of $3.7 million in 1999 (Note
7) includes $3.2 million of costs recorded by Trex Medical, primarily for severance and relocation costs associated with a restructuring plan announced in the second quarter of 1999, and $0.2 million of nonrecurring costs recorded by Thermedics, which are associated with the proposed transfer of the Company's wholly owned Thermo Biomedical group to Thermedics. In addition, Thermo Coleman recorded $0.3 million of restructuring costs associated with a business unit disposed of in the third quarter of 1999. This segment expects to have additional restructuring costs of approximately $1.1 million over the remainder of 1999. Restructuring costs of $8.5 million in 1998 were primarily recorded by ThermoLase in connection with the closure of four spas. The costs primarily represent a write-off of leasehold improvements and related spa assets and abandoned-facility payments.

Energy and Environment

      Sales from the Energy and Environment segment decreased $10.5 million to $201.6 million in 1999. Revenues from Thermo Ecotek Corporation decreased $2.4 million in 1999 to $60.8 million. The decrease resulted from lower energy revenues as a result of a $2.8 million dispute with a utility customer and commencement of a transition to avoided cost rates in California, particularly at its Mendota plant. These decreases in revenues were offset in part by the expansion of an existing power generation facility and $1.1 million of fees earned in connection with the transfer of rights under a power-sales agreement.
A dispute arose during 1999 between Thermo Ecotek and Southern California Edison
(SCE), the utility that purchases the output of Thermo Ecotek's Delano, California plants. SCE interpreted that the terms of its contract with the Delano facilities permit it to pay a reduced rate in 1999 for power output during nonpeak periods, as defined. Although Thermo Ecotek contests this interpretation, SCE has adjusted its recent payments to reflect the lower rates for all of 1999. As a result, Thermo Ecotek has reversed previously recorded revenues totaling $2.8 million for amounts in dispute with SCE and is considering its alternatives with respect to this claim. As noted below, the periods during which Thermo Ecotek receives fixed rates for power at these facilities have ended or will end in 2000. The change from fixed rates to avoided cost rates under the terms of the contracts, as discussed below, will have a significant adverse effect on Thermo Ecotek's revenues and profitability.
In addition, $0.9 million of lower revenues at Thermo Ecotek's Thermo Trilogy
Corporation biopesticide subsidiary resulted from lower demand. Sales at Thermo
Power Corporation decreased $9.0 million to $62.7 million in 1999, principally due to $6.0 million of lower sales at its Peek subsidiary due to reduced demand in Europe and efforts to divest of lower-margin business. In addition, the decrease in revenues at Thermo Power resulted from the December 1998 sale of its Crusader Engines division, which had revenues of $5.1 million in 1998. These decreases in revenues at Thermo Power were offset in part by higher demand in other businesses. Revenues at Thermo TerraTech Inc. increased slightly to $78.0 million in 1999 from $77.2 million in 1998. A $3.4 million increase in Thermo
TerraTech's revenues from environmental-liability management services was offset in part by lower revenues from engineering and design services.

      Segment income, excluding restructuring costs and nonrecurring income, net of $11.4 million in 1999, as well as the $2.8 million charge described above associated with a dispute with a utility customer and inventory provisions of $3.5 million in 1999, and restructuring costs and nonrecurring costs of $11.2 million in 1998, was $25.6 million in 1999, compared with $33.8 million in 1998.
Thermo Ecotek's segment income, excluding restructuring costs and nonrecurring income, net as well as the charge for disputed revenue and inventory provisions, was $14.5 million in 1999, compared with $22.6 million in 1998. The decrease resulted principally from lower profits from Thermo Ecotek's energy operations as the fixed price period of its utility contract at its Mendota plant ended, as well as lower profits from Thermo Trilogy due to reduced sales of biopesticides.
These decreases were offset in part by $1.1 million



Third Quarter 1999 Compared With Third Quarter 1998 (continued)

of fees received in 1999 in connection with the sale of rights to a power-sales agreement. Segment income at Thermo Power, excluding restructuring costs and other charges in both periods, decreased to $4.8 million in 1999 from $6.1 million in 1998, primarily due to lower sales at Peek. Segment income at Thermo
TerraTech, excluding restructuring and other nonrecurring costs in both periods, increased to $6.3 million in 1999 from $5.0 million in 1998, principally as a result of $1.0 million of lower depreciation and amortization as a result of recording write-offs and writedowns during the second quarter of 1999.

      Restructuring and nonrecurring income, net, of $11.4 million in 1999 (Note
7) includes nonrecurring income of $13.5 million at Thermo Ecotek as a result of entering into an agreement to terminate the power-sales agreement at its Gorbell facility. The Gorbell facility's revenues and operating income before the effect of the contract termination were $6.3 million and $0.8 million, respectively, in the first nine months of 1999, and $10.0 million and $1.4 million, respectively, in 1998. Thermo Ecotek also recorded restructuring and nonrecurring costs of $1.9 million, of which $0.7 million was for abandoned assets, $0.6 million was for severance, $0.5 million was for unrecovered development costs associated with a project sold to a joint venture partner, and $0.1 million was for other costs. In addition, restructuring costs of $0.1 million were recorded at both
Thermo TerraTech and Thermo Power relating to plans undertaken in the second quarter of 1999. This segment expects to incur additional restructuring costs of approximately $5.5 million through the first half of 2000. In 1999, Thermo
Trilogy recorded $3.5 million of inventory provisions in cost of revenues for inventories deemed excess based on recent demand. In 1998, Thermo TerraTech recorded $10.2 million of restructuring costs, including $9.2 million of costs at ThermoRetec relating to the closure of two soil-recycling facilities and $1.0 million for abandoned-facility payments at Thermo TerraTech relating to the consolidation of facilities. Thermo Power recorded $1.0 million of restructuring and other nonrecurring costs in 1998 relating to a loss on discontinuance of its engines business.

      The power-sales agreements for Thermo Ecotek's Mendota, Woodland, and
Delano plants in California are so-called standard offer #4 (SO#4) contracts, which require Pacific Gas & Electric (PG&E), in the case of Mendota and Woodland, and SCE, in the case of the Delano facilities, to purchase the power output of the projects at fixed rates through specified periods. Thereafter, the utility will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost). Avoided cost rates are currently substantially lower than the rates Thermo Ecotek has received under the fixed-rate portions of its contracts and are expected to remain so for the foreseeable future. PG&E commenced paying for power purchased from the Mendota and Woodland facilities at avoided cost rates effective in July and August 1999, respectively, although Thermo Ecotek believes that this change to avoided cost rates occurred six months earlier than the power-sales agreements provided.
Thermo Ecotek is considering its alternatives concerning this dispute. Based on current avoided cost rates, Thermo Ecotek expects that the Woodland plant will operate at breakeven or nominal operating losses through 2010, primarily as a result of nonrecourse lease obligations that have been partially funded from the Woodland plant's past cash flows. Absent sufficient reductions in fuel prices and other operating costs, Thermo Ecotek will draw down power reserve funds to cover operating cash shortfalls and then, if such funds are depleted, either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. Revenues from the Woodland plant were $21.4 million in the first nine months of 1999 and $30.1 million in 1998. The results of the Woodland facility were approximately breakeven in both periods, as a result of recording as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover expected shortfalls in lease payments.

      As a result of the reduction in avoided cost rates, the Mendota plant operated at a loss in the third quarter of 1999 and is expected to do so in the fourth quarter of 1999. The Mendota plant's operating results in 2000 and thereafter will be dependent on avoided cost rates and operating costs. The power-sales agreement with SCE for the Delano facilities calls for fixed contract rates through September 2000. As a result of reaching this agreement, Thermo Ecotek expects that the results of the Delano facilities will be reduced to breakeven or a nominal loss subsequent to


Third Quarter 1999 Compared With Third Quarter 1998 (continued)

December 1999. The Mendota and Delano plants' aggregate revenues and operating income before restructuring charges were approximately $65.7 million and $26.6 million, respectively, in the first nine months of 1999, and $91.0 million and $41.7 million, respectively, in 1998. In anticipation of these expected declines in revenues and operating income, Thermo Ecotek may continue to explore other options for its biomass facilities, including disposal or repowering.

Recycling and Resource Recovery

      Sales in the Recycling and Resource Recovery segment decreased to $64.5 million in 1999 from $72.8 million in 1998. Sales from Thermo Fibertek Inc.
decreased $6.6 million to $53.1 million in 1999, primarily due to the February
1999 sale of its Thermo Wisconsin, Inc. subsidiary that resulted in a decrease in revenues of $4.0 million. Revenues at Thermo Fibertek's existing businesses also decreased primarily due to lower sales of stock-preparation equipment in Europe and North America. These decreases were offset in part by higher revenues from Thermo Fibergen Inc.'s water- and fiber-recovery services and $0.4 million of revenues from an acquired business. The unfavorable effects of currency translation decreased revenues by $0.6 million in 1999. Sales at Peter
Brotherhood Ltd. decreased $1.6 million due to lower demand in 1999.

      Segment income, excluding nonrecurring costs, net of $2.7 million in 1999, was $5.2 million in 1999, compared with $7.9 million in 1998. Segment income decreased primarily at Thermo Fibertek as a result of a decrease in revenues.
Nonrecurring costs, net, principally represent a $2.8 million charge recorded by Thermo Fibertek for a writedown of a note receivable, secured by a tissue mill.
In the second quarter of 1999, Thermo Fibertek entered into a nonbinding letter of intent with a third party to dispose of this asset for an amount in excess of the carrying value. Subsequently, however, the third party elected not to proceed with the transaction and Thermo Fibertek has written the asset down to its estimated recoverable value.

Gain on Issuance of Stock by Subsidiaries and Minority Interest Expense

      The Company has, from time to time, caused certain subsidiaries to sell minority interests to investors resulting in several majority-owned, privately and publicly held subsidiaries. As a result of the sale of stock by subsidiaries and the issuance of stock by subsidiaries upon conversion of convertible debentures, the Company has recorded gains on such transactions. In the third quarter of 1998, a subsidiary repurchased shares of its common stock, which resulted in the reversal of $2.4 million of previously recorded gains. Minority interest expense was $6.7 million in 1999. The Company recorded minority interest income of $2.7 million in 1998, primarily as a result of restructuring and other nonrecurring costs at certain of the Company's majority-owned subsidiaries.

Income Taxes

      The Company's effective tax rate was 41.5% in 1999. Excluding a nontaxable gain reversal from the repurchase of subsidiary stock and the effect of a write-off of $6.9 million of tax assets, the Company's effective tax rate was 58% in 1998. The effective tax rates vary from the statutory federal income tax rate primarily due to state income taxes and nondeductible expenses. The effective rate decreased in 1999 due to certain nondeductible components of write-offs recorded in 1998, which caused the effective tax rate to be higher, and as a result of the lower relative effect of nondeductible expenses in 1999.


First Nine Months 1999 Compared With First Nine Months 1998

      Sales in the first nine months of 1999 were $3.18 billion, an increase of $309.9 million, or 11%, over the first nine months of 1998. Excluding restructuring and other nonrecurring costs, net, of $383.4 million and $45.7 million in 1999 and 1998, respectively, described below, and inventory and other provisions of $44.7 million and $8.6 million in 1999 and 1998, respectively, segment income decreased to $275.5 million in 1999 from $329.4 million in 1998.
Operating loss, which includes these items, was $177.2 million in 1999, compared with operating income of $251.5 million in 1998.

Measurement and Detection

      Sales from the Measurement and Detection segment increased $298.6 million to $1.68 billion in 1999. Sales increased due to acquisitions made by Thermo
Instrument and Thermo Sentron Inc., which added $380.8 million of revenues in 1999. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Measurement and Detection segment operates, decreased revenues by $5.3 million in 1999. Increases in revenues from acquisitions and currency translation were offset in part by lower revenues at existing businesses. Revenues from Thermo
Instrument's industrial products, excluding the effects of acquisitions and currency translation, decreased $34.7 million, primarily due to lower revenues at ThermoSpectra Corporation's existing businesses. Revenues from Thermo
Instrument's process control products, excluding the effects of acquisitions and currency translation, decreased $28.7 million due to the reasons discussed in the results of operations for the third quarter. Revenues from this segment's quality assurance and safety products business decreased $15.1 million due to lower demand and revenues at its power electronics and test equipment business decreased $10.6 million due to lower demand and the sale of a business unit which had revenues of $4.4 million in the 1998 period. These decreases in revenues were offset in part by higher revenues from Thermo Instrument's sales of analytical and life sciences products.

      Segment income margin, excluding restructuring and other nonrecurring costs of $31.7 million in 1999 and $23.3 million in 1998, decreased to 10.5% in 1999 from 13.1% in 1998. Excluding a charge for the sale of inventories revalued at the date of acquisition of $6.7 million in 1999; and other inventory provisions of $2.8 million and $8.6 million in 1999 and 1998, respectively, segment income margin was 11.0% in 1999 and 13.7% in 1998. The decrease was due to the reasons discussed in the results of operations for the third quarter. In
1999, this segment incurred a restructuring charge of $30.2 million in connection with the planned sale of its power electronics and test equipment business. The charge primarily represents a reduction in the carrying value of this business to the expected proceeds from its sale. In connection with restructuring actions commenced in 1998, Thermo Instrument recorded restructuring costs of $1.5 million in 1999, primarily for business relocation and facility-closure costs and severance costs for restructuring plans commenced in 1998 (Note 7). In 1998, Thermo Instrument recorded $21.9 million of restructuring costs, primarily for severance, and $1.4 million of nonrecurring costs relating to the resolution of an arbitration proceeding.

Biomedical and Emerging Technologies

      Sales from the Biomedical and Emerging Technologies segment were $717.6 million in 1999, an increase of $40.0 million, or 6%, over the 1998 period.
Sales increased due to the inclusion of $64.2 million of sales from acquired businesses. Sales at Thermo Cardiosystems increased $11.0 million, or 23%, due to higher demand. Revenues from government contracts at Thermo Coleman increased, and revenues at Thermo Digital Technologies L.L.C. increased due to continued shipments of digital passport printers under a contract with the U.S.
government that commenced in the third quarter of 1998. In addition, sales of monitoring products increased at Thermo Biomedical due to higher demand. These increases were offset in part by lower revenues at Trex Medical. Revenues at Trex Medical, excluding revenues from an acquisition, decreased $45.9 million.
Of this amount, $32.5 million resulted from a reduction in revenues due to the termination of an OEM contract with a major customer following the customer's acquisition by another corporation. Revenues also decreased at Trex Medical due to the inclusion in the



First Nine Months 1999 Compared With First Nine Months 1998 (continued)

1998 period of a $8.8 million cardiac catheterization system sale to a Russian customer. In addition, Trex Medical had lower sales of general-purpose X-ray and radiographic/fluoroscopic systems, offset in part by higher demand for mammography systems and related upgrade components.

      Segment loss, excluding restructuring and other nonrecurring costs of $148.8 million in 1999 and $11.2 million in 1998, was $5.1 million in 1999 compared with income of $52.9 million in 1998. This decline resulted in part from inventory and other provisions at several business units that aggregated
$24.6 million. Trex Medical had a segment loss, excluding restructuring costs and inventory and other charges, of $9.1 million in 1999, compared with segment income of $22.0 million in 1998. The decrease in profitability at Trex Medical was due to a decline in sales at each of its principal domestic business units and disruption caused by the planned consolidation of its four domestic units into two. The segment loss at ThermoLase, excluding restructuring costs and other provisions, totaled $14.6 million in 1999, compared with $20.3 million in 1998, and decreased following the June 1999 sale of its spas. Thermo Coleman had a segment loss, excluding restructuring costs and inventory provisions, of $3.7 million in 1999, compared with segment income of $4.9 million in 1998. The decrease in profitability was primarily due to losses at two businesses of its Thermo Information Solutions unit and, to a lesser extent, its Metric Vision
Corporation subsidiary.

      Restructuring and other nonrecurring costs of $148.8 million in 1999 (Note
7) includes $60.3 million of costs recorded by ThermoLase in connection with the sale of its spas and exiting its hair-removal business; $59.3 million to write-off cost in excess of net assets of acquired companies arising from repurchases of ThermoLase stock; $13.1 million at Thermo Coleman and $3.4 million at ThermoTrex principally for the write-off of cost in excess of net assets of acquired companies and fixed assets to reduce the carrying value of three businesses to the estimated proceeds from their sale; $10.4 million at ThermoTrex and Trex Medical for severance and abandoned leases resulting principally from the consolidation of facilities; and $0.2 million of other severance costs. In addition, $1.8 million of nonrecurring costs were recorded by Thermedics in 1999 relating to the proposed transfer of the Company's wholly owned Thermo Biomedical group of subsidiaries to Thermedics. The Company also recorded $0.3 million of other restructuring costs in 1999. Restructuring costs of $11.2 million in 1998 include $10.2 million recorded by ThermoLase in connection with the closure of four spas and certain actions including the relocation of ThermoLase's headquarters from California to Texas. In addition, the Company incurred $1.0 million of other restructuring costs, primarily for severance in connection with the reorganization of a subsidiary in the Netherlands.

Energy and Environment

      Sales from the Energy and Environment segment were $582.3 million in 1999, compared with $591.4 million in 1998. Revenues from Thermo Ecotek were relatively unchanged at $160.4 million in 1999 and $161.2 million in 1998. A
$3.6 million decrease in Thermo Trilogy's sales of biopesticides was substantially offset by higher energy revenues. The higher energy revenues resulted from peak period operation of two new California plants and a plant expansion, offset in part by lower revenues at Thermo Ecotek's Mendota plant due to the conclusion of its fixed price contract period. Sales at Thermo Power decreased $13.0 million to $192.2 million in 1999, principally due to the sale of its Crusader Engines division in December 1998 and lower sales at Peek due to reduced demand. Sales at Crusader totaled $18.2 million in the first nine months of 1998 and its results were approximately breakeven. These decreases were offset in part by revenues of $7.7 million from an acquired business and higher demand for gas-fueled cooling systems and standard industrial refrigeration packages. Revenues at Thermo TerraTech increased $4.6 million to $229.7 million in 1999. Revenues from Thermo TerraTech's environmental-liability management services increased $5.0 million due to higher demand at certain business units and, to a lesser extent, the inclusion of $0.6 million of sales from an acquired business.

      Segment income, excluding restructuring and nonrecurring costs of $178.5 million in 1999 and $11.2 million in 1998, was $42.5 million in 1999, compared with $62.0 million in 1998. Excluding provisions for inventories and other charges totaling $10.7 million, segment income was $53.2 million in 1999. Thermo
Ecotek's segment income before



First Nine Months 1999 Compared With First Nine Months 1998 (continued)

restructuring costs and inventory and other charges was $27.1 million in 1999, compared with $39.6 million in 1998. The change resulted in part from $5.5 million of lower profits at Thermo Ecotek's Mendota plant due to the facility having reached the end of its fixed price contract period. In addition, reduced profitability occurred at Thermo Trilogy due to lower revenues and at Thermo
Ecotek's coal-beneficiation facility as a result of $2.5 million of higher losses in the 1999 period. This facility closed in May 1999. Segment income at Thermo Power, excluding restructuring costs and other charges, was $9.8 million in 1999 and $12.8 million in 1998. Segment income decreased for the reasons discussed in the results of operations for the third quarter, offset in part by the inclusion of income from an acquisition. Segment income excluding restructuring costs and other charges at Thermo TerraTech increased to $16.3 million in 1999 from $9.8 million in 1998. Segment income increased principally due to a loss of $6.0 million in 1998 at one of ThermoRetec Corporation's business units as a result of losses on certain remedial-construction contracts.
In addition, segment income at Thermo TerraTech increased $2.0 million as a result of lower depreciation and amortization expense as a result of recording write-offs and write-downs during the second quarter of 1999.

      Restructuring and nonrecurring costs of $178.5 million in 1999 (Note 7) include $112.8 million of net expense at Thermo Ecotek resulting principally from a decision to close its coal-beneficiation facility and from impairment of its Delano facility following an agreement to terminate the power-sales agreement for that facility. In addition to these actions, Thermo Ecotek recorded $13.5 million of nonrecurring income and abandoned certain assets and sold its share of a project in development as discussed in the results for the third quarter. Restructuring and nonrecurring costs in 1999 also include $9.7 million at Thermo Power resulting principally from a decision to hold for sale its ThermoLyte subsidiary, impairment at two sales and service businesses of its Peek subsidiary that operate in Malaysia and Croatia, and staff reductions and facility consolidations at other Peek units. Restructuring costs in 1999 at Thermo TerraTech totaled $54.3 million and result from decisions to sell several businesses. The charges at Thermo TerraTech were primarily to reduce the carrying value of the businesses to the expected proceeds from their sale. In addition, the Company recorded $1.7 million of restructuring costs associated with cost in excess of net assets of acquired companies arising from the Company's repurchases of Thermo EuroTech stock, which has become impaired due to continuing losses and a decision to exit its principal business. A revenue reversal of $2.8 million and $3.5 million of inventory provisions were recorded at Thermo Ecotek in 1999, as discussed in the results of operations for the third quarter. In addition, Thermo Power and Thermo TerraTech recorded $3.7 million and $0.7 million, respectively, of provisions, principally for inventory, in the first nine months of 1999. Restructuring costs of $11.2 million were recorded in 1998 for the reasons discussed in the results of operations for the third quarter.

Recycling and Resource Recovery

      Sales in the Recycling and Resource Recovery segment decreased to $205.0 million in 1999 from $223.2 million in 1998. Sales at Thermo Fibertek decreased
$18.7 million to $166.8 million in 1999, primarily due to the February 1999 sale of its Thermo Wisconsin subsidiary that resulted in a decrease in revenues of $13.7 million. Lower revenues from stock-preparation equipment and accessories were offset in part by higher revenues from water-management products and water- and fiber-recovery services and $0.5 million of revenues from an acquired business. Revenues increased at the Company's wholly owned Peter Brotherhood subsidiary due principally to a contract to sell turbine generators to a customer in Russia.

      Segment income, excluding restructuring and other nonrecurring costs, net, of $24.4 million in 1999, decreased to $17.5 million in 1999 from $25.2 million in 1998. The decrease was primarily due to lower segment income at Thermo
Fibertek as a result of lower revenues and the sale of Thermo Wisconsin which represented $1.7 million of the decrease. Restructuring costs of $8.4 million were recorded at the Company's wholly owned Peter Brotherhood subsidiary to write down property and equipment to reduce the carrying value of this unit to the estimated proceeds from its sale. In May 1999, a jury in the superior court of the state of Rhode Island rendered a verdict against the Company in connection with an installation in 1985 of a wastewater treatment system by the Company's wholly owned Napco subsidiary. The plaintiff has submitted a brief to the court that sets forth a computation of interest on the damages that, if approved by the court, would bring the total amount of the award to approximately $21 million. The



First Nine Months 1999 Compared With First Nine Months 1998 (continued)

Company believes that both the verdict and the interest computation are in error and intends to appeal this matter. Due to the inherent uncertainty of the appeal process, however, the Company has recorded a charge of $21 million for this matter in 1999. In addition, Thermo Fibertek recorded nonrecurring income of $5.0 million in 1999, consisting of a gain on the sale of Thermo Wisconsin of $11.1 million, which was offset in part by impairment of a note receivable of $3.0 million (including $0.2 million recorded in the first quarter of 1999) and restructuring and other nonrecurring costs of $3.1 million (Note 7).

Gain on Issuance of Stock by Subsidiaries and Minority Interest Expense

      As a result of the sale of stock by subsidiaries and the issuance of stock upon conversion of convertible debentures, the Company recorded gains of $51.8 million in 1998. The Company recorded minority interest income of $36.7 million in 1999, primarily as a result of restructuring and other nonrecurring costs at the Company's majority-owned subsidiaries. Minority interest expense in 1998 includes $13.9 million related to gains recorded by the Company's majority-owned subsidiaries as a result of the sale of stock by their subsidiaries and the issuance of stock by their subsidiaries upon conversion of convertible debentures.

Income Taxes

      The Company's effective tax rate in 1999 was a benefit of 11%. Excluding nontaxable gains from issuance of subsidiary stock in 1998 and the effect of the write-off of $2.5 million (Note 7) and $6.9 million of tax assets in 1999 and 1998, respectively, the Company's effective tax rate was 12% in 1999 and 48% in 1998. The effective tax rates vary from the statutory federal income tax rate primarily due to state income taxes and nondeductible expenses, including in 1999, the write-off of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $1.60 billion at October 2, 1999, compared with $2.16 billion at January 2, 1999. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1.13 billion at October 2, 1999, compared with $1.55 billion at January 2, 1999. In addition, the Company had $77.4 million of long-term available-for-sale investments at October 2, 1999, compared with $95.5 million at January 2, 1999.
Of the total $1.21 billion of cash, cash equivalents, and short- and long-term available-for-sale investments at October 2, 1999, $1.07 billion was held by the Company's majority-owned subsidiaries, and the balance was held by the Company and its wholly owned subsidiaries.

      Cash provided by operating activities was $219.4 million during the first nine months of 1999. Other current liabilities decreased by $51.0 million, primarily due to a reduction in accrued taxes as a result of a tax benefit recorded on the Company's pretax loss in 1999, as well as the timing of tax payments. Cash of $7.3 million was provided by a decrease in accounts receivable, principally due to lower sales at certain businesses in the third quarter of 1999 compared with the fourth quarter of 1998. At October 2, 1999, the Company had $29.2 million accrued for acquisition expenses. The Company expects to pay $14.0 million, representing severance obligations, primarily over the next six to nine months. The balance, which primarily represents abandoned-facility payments, will be paid over the remaining terms of the leases.

      During the first nine months of 1999, the Company's primary investing activities, excluding available-for-sale investments activity, included acquisitions and the purchase of property, plant, and equipment. The Company expended $396.5 million, net of cash acquired, for acquisitions and expended
$92.9 million for purchases of property, plant, and equipment. Thermedics acquired all of the outstanding shares of Thermo Voltek common stock that Thermedics and the Company did not already own, in completion of its merger agreement, for $20.5 million of cash. In addition, a majority-owned subsidiary expended $3.0 million to reacquire the minority interest in a privately held



Liquidity and Capital Resources (continued)

subsidiary. In October 1999, the Company acquired all of the outstanding shares of Thermo Power common stock that the Company did not already own, in completion of its merger agreement, for $32.3 million in cash. The Company and a majority-owned subsidiary have agreed to pay approximately $63 million in cash for all of the outstanding shares of ThermoSpectra, Thermo Vision, ThermoRetec, and The Randers Killam Group that they do not already own. In addition, the Company and two majority-owned subsidiaries have agreed to pay approximately $44 million in cash for all of the outstanding shares of certain privately held, majority-owned subsidiaries that they do not already own.

      The Company's financing activities used $192.4 million of cash during the first nine months of 1999. During the first nine months of 1999, the Company expended $10.5 million to purchase shares of its common stock and the Company and certain of its majority-owned subsidiaries expended $156.3 million to purchase shares of common stock and debentures of certain of the Company's majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company's and certain majority-owned subsidiaries' Boards of Directors. As of October 2, 1999, $102.9 million remained under the Company's authorization, and $44.1 million remained under authorizations of the Company's majority-owned subsidiaries. Subsequent to the end of the third quarter, several majority-owned subsidiaries' Board of Directors authorized the purchase of up to an additional aggregate $40.0 of their respective securities through November
2000. In addition, the Company used $17.1 million of cash for the redemption of redeemable subsidiary common stock during the first nine months of 1999.

      The Company has sold put options for shares of its common stock to an institutional counterparty. As of October 2, 1999, the Company had a maximum potential obligation under such arrangements to purchase 5,701,000 shares of its common stock for an aggregate of $83.0 million. The put options are exercisable only at maturity, expire between November 1999 and May 2000, and have a weighted average exercise price per share of $14.56. The Company has the right to settle the put options by physical settlement of the options or by net share settlement using shares of the Company's common stock.

      In connection with certain restructuring actions undertaken by the Company and its subsidiaries during 1999, the Company expects to incur cash expenditures of approximately $18 million during the remainder of 1999, $35 million during 2000, and $20 million during 2001 and beyond, with the payments in 2001 and beyond primarily for abandoned-facility payments, which will be paid over the remaining terms of the leases. These expenditures include amounts accrued at October 2, 1999, and costs that will be incurred in the future related to actions undertaken in 1999. The Company believes that the expected proceeds from businesses to be sold in connection with certain restructuring actions will exceed the aggregate estimated cash expenditures for restructuring actions and planned repurchases of subsidiary common stock in connection with the Company's proposed reorganization plan (Notes 7 and 8).

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year


Year 2000 (continued)

2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. In phase two of its program, any material noncompliant information technology systems or non-information technology systems that were identified during phase one were prioritized and remediated. Based on its evaluations, the Company does not believe that it is required to make any material upgrades or modifications to its critical non-information technology systems. The Company is currently upgrading or replacing its material noncompliant information technology systems, and a substantial portion of this process was complete as of October 2, 1999.
The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by the end of November 1999.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is following up with significant suppliers and vendors that have not responded to the Company's questionnaires.
The Company has substantially completed its assessment of third-party risk.

Contingency Plans

      The Company has substantially completed its contingency plans that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plans as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $9.9 million as of October 2, 1999, and the total external costs of year 2000 remediation are expected to be approximately $13 million. Year 2000 costs are funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred.
The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.



Year 2000 (continued)

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

(b)   Reports on Form 8-K

      None.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 1999.

                                           THERMO ELECTRON CORPORATION



                                           /s/ Paul F. Kelleher
                                           Paul F. Kelleher
                                           Senior Vice President, Finance and
                                           Administration



                                           /s/ Theo Melas-Kyriazi
                                           Theo Melas-Kyriazi
                                           Chief Financial Officer and Vice President



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

  10.1         Form of Indemnification Agreement between the Registrant and the directors and officers of its majority-owned subsidiaries (filed as Exhibit 10.1 to the Registrant's
               Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated herein by reference).

  10.2         Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant's Registration Statement
               on Form S-4 [Reg. No. 333-90661] and incorporated herein by reference).

  27           Financial Data Schedule.
