Form 10-Q/A
period 1999-10-02
THERMO ELECTRON CORP
filed 2000-01-21
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-Q/A

(mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the Quarter Ended October 2, 1999

     [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                          Commission file number 1-8002

                           THERMO ELECTRON CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                          04-2209186
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                            02454-9046
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


        Class                               Outstanding at October 29, 1999
-----------------------------               -------------------------------
Common Stock, $1.00 par value                         158,236,781

        Item 6 of the Registrant's Form 10-Q for the quarter ended October 2, 1999 is hereby amended and restated to read as follows:

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The Exhibit Index is amended to read as attached hereto.

        (b)  Reports on Form 8-K

             None.

                              THERMO ELECTRON CORPORATION
                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 21, 2000                 THERMO ELECTRON CORPORATION



                                        By:  /s/ Theo Melas-Kyriazi
                                             ----------------------------
                                             Theo Melas-Kyriazi
                                             Chief Financial Officer
                                             and Vice President

                                     EXHIBIT INDEX
Exhibit
Number      Description of Exhibit

  3 Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 1 to the Registrant's Amendment No. 3 to Form 8-A [File No. 1-8002] and incorporated herein by reference).

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

 27*   Financial Data Schedule.


----------------------------
*Previously filed.