Form 10-K
period 2000-01-01
THERMO ELECTRON CORP
filed 2000-03-22
CIK 97745

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                   FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                          Commission file number 1-8002

                           THERMO ELECTRON CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                         04-2209186
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                           02454-9046
(Address of principal executive offices)                         (Zip Code)

          Registrant's telephone number, including area code: (781) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class        Name of each exchange on which registered
Common Stock, $1.00 par value           New York Stock Exchange
Preferred Stock Purchase Rights

          Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $2,493,791,000.

As of January 28, 2000, the Registrant had 156,800,687 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000, are incorporated by reference into
Part III.

                                     PART I

Item 1.  Business

(a)   General Development of Business

      Thermo Electron Corporation (also referred to in this document as the Company or the Registrant) is a global leader in the development, manufacture, and sale of measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provides knowledge for the user. For example, the Company's powerful analysis technologies help researchers sift through data to make the discoveries that will fight disease or prolong life; allow manufacturers to fabricate ever-smaller components required to increase the speed and quality of communications; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently and safely.

      In the late eighties, Thermo Electron had adopted a strategy of spinning out certain of its businesses into separate public subsidiaries in which it held the majority ownership. By offering employees a stake in their own ventures, Thermo Electron's objective was to maintain the entrepreneurial culture it believed was essential to its continued growth and development. By 1997, the Company had spun out 22 public entities serving many diverse markets.

      In 1998, the Company began to reorganize and simplify its structure to increase business focus. During 1999, three of its subsidiaries were taken private, and a fourth in early 2000. Also in 1999, the Company's Thermo Instrument Systems Inc. subsidiary completed the acquisition of Spectra-Physics AB, a Stockholm Stock Exchange-listed company. As part of the acquisition of Spectra-Physics, Thermo Instrument acquired Spectra-Physics' majority-owned public subsidiary, Spectra-Physics Lasers, Inc. (SPLI).

      In January 2000, Thermo Electron announced a major reorganization that would allow it to focus solely on its measurement and detection instrument business. The Company will offer as a dividend to its shareholders two businesses that will be spun off completely: one serving the healthcare industry with a range of medical products for diagnosis and monitoring, and the other supplying systems to the paper making and recycling industry as well as fiber-based consumer products. In addition, the Company plans to sell other non-core businesses with aggregate revenues of more than $1 billion. The businesses to be spun off and sold have been accounted for as discontinued operations (see "Description of Business - Principal Products and Services"). As part of this plan, the Company intends to take private all of its remaining public subsidiaries, except for SPLI. Except where indicated, the information presented in this Form 10-K pertains to the Company's continuing operations. Each component of the reorganization is subject to numerous conditions, as outlined in Note 17 to Consolidated Financial Statements in the Registrant's 1999* Annual Report to Shareholders, which is incorporated into this document by reference.

      The Company believes that this reorganization will offer a number of long-term benefits. It will vastly simplify Thermo Electron's corporate structure and allow it to channel all resources toward a single business - instrumentation. It will create added value for shareholders by offering a stake in the two spinoff companies. In addition, it will generate substantial cash from the sale of businesses that can be reinvested in the future growth of the Company. The Company's strategy going forward is to emphasize internal growth by continuing to actively fund research and development, particularly in its high-growth segments serving the life sciences and telecommunications industries, and to augment that growth with complementary acquisitions.

      Thermo Electron is a Delaware corporation and was incorporated in 1956. The Company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.



--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 14 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

      Thermo Electron has elected to focus on its instruments business, and, as stated previously, has initiated a significant reorganization plan to accomplish that objective. Although no longer considered a core business under the plan, its Thermo Ecotek Corporation subsidiary will remain with the Company after it is taken private as Thermo Electron continues to evaluate how to best exit that business while creating maximum value for shareholders. As a result, Thermo Electron currently reports its business in four segments: Life Sciences, Optical Technologies, Measurement and Control, and Power Generation. This represents a change in the composition of its segments from prior periods, and the Company has restated the information contained herein regarding segments for earlier periods.

Life Sciences

      The Company addresses the biotechnology and pharmaceutical markets, as well as the clinical laboratory and healthcare industries, through its Life Sciences segment. The segment is organized into five groups: biosciences instruments and consumables, advanced instrumentation and consumables, scientific equipment, clinical equipment and supplies, and information management systems.

      Biosciences instruments and consumables encompass a broad range of instruments, such as microplate-based handling and reading equipment, optical biosensors, polymerase chain reaction (PCR) thermal cyclers for deoxyribonucleic acid (DNA) amplification, and capillary electrophoresis (CE). Consumables - disposable, one-time use, or limited life span products - include reagents, microtiter plates, liquid-handling pipettes, and pipette tips. Biosciences instruments are used primarily by pharmaceutical companies for drug discovery and development, testing, and quality control, and by biotechnology companies for research leading to knowledge about diseases and possible treatments. These products are typically used on the "front end" of multi-instrument systems, as the instruments prepare and handle samples prior to being loaded into other, advanced instruments.

      Advanced instrumentation and consumables includes the Company's offerings of mass spectrometers, liquid chromatographs, gas chromatographs, and multi-instrument combinations of these products, along with the vials, syringes, and columns necessary for chromatography. As with biomolecular instruments, these products are used by the pharmaceutical industry for drug development, testing, and quality control; and by the biotechnology industry for research leading to knowledge about disease and possible treatments. A significant, and growing, application for these instruments is proteomics, which is the study of proteins. Most drugs - about 90 percent - interact with proteins, so multi-instrument systems that rapidly identify and quantify proteins are of increasing value to pharmaceutical and biotechnology customers. In 2000, the Company introduced an integrated, high-throughput system for the quantitative analysis of proteins, employing the Company's new Surveyor high performance liquid chromatograph, LCQ Deca mass spectrometer, and new TurboSEQUEST software.

      Scientific equipment is used for the preparation and preservation of chemical samples, principally in research settings for pharmaceutical, academic, and government customers. Products in this group include ultralow-temperature freezers, high-speed centrifuges, centrifugal vacuum concentrators, and laboratory freeze dryers. The Company also designs, manufactures, and markets electrochemistry and other technologies for quality assurance and regulatory compliance, primarily in the environmental, food, beverage, chemical, pharmaceutical, and biomedical research industries. These products determine the quality of various substances, from food and pharmaceuticals to water and wastewater, by measuring their pH, specific ion concentration, dissolved oxygen, and conductivity.

      Clinical equipment and supplies are used by such healthcare facilities as reference laboratories, physician-office laboratories, and hospital laboratories to detect and diagnose disease. Products in this group include sample preparation instruments and materials to highlight abnormal cells, blood gas and ion-selective electrolyte (ISE) consumables, chemistry reagents, clinical biochemistry instruments and automation equipment, and rapid diagnostic tests for use in physicians' offices. The Company received U.S. Food and Drug Administration (FDA) clearance in December 1998 for its FLU OIA 15-minute diagnostic test, which detects influenza A and B in patient samples. The Company also received FDA clearance in 1999 to market a rapid diagnostic test for Clostridium difficile, an intestinal disease.

      Information management systems provided by the Company facilitate the monitoring and analysis of samples, as well as storage and organization of information in laboratories, industrial settings, and clinical testing sites. The Company is a leading supplier of laboratory information management systems
(LIMS) and provides chromatography data systems (CDS) to analyze chromatographic data obtained via gas or liquid chromatography and CE.

Optical Technologies

      The Company is a leader in optical and energy-based systems and technologies that control and apply light throughout the electromagnetic spectrum for many different uses. Products within the Optical Technologies segment are used in multiple markets, particularly the scientific instrument, semiconductor, and telecommunications industries, to fabricate, analyze, and implement advanced materials. These products are grouped into four categories: spectroscopy, semiconductor, physical properties, and photonics. In addition, the Company's majority-owned SPLI subsidiary, a leader in the design, development, manufacture, and distribution of lasers and laser systems for a broad range of markets, is also part of the Optical Technologies segment.

      Spectroscopy instrumentation is used for molecular and elemental analysis based upon energy and light measurements. These precision instruments use optics to determine, in a nondestructive manner, the composition of a wide range of complex liquids and solids. Customers include pharmaceutical, specialty chemical, and basic material producers, who use these instruments either in a laboratory or integrated into the production line.

      Semiconductor products are used in the manufacture of capital equipment that produces and tests semiconductors. In particular, the Company is the leading supplier of molecular beam epitaxy (MBE) reactors for the manufacture of gallium arsenide and other compound semiconductor devices. The largest application is for microwave devices used in cellular telephones and other high-speed wireless communications devices. In 1999, the Company introduced the V150 MBE, a successor to its market-leading V100 MBE system. The V150 MBE helps customers keep up with the rapidly growing demand for high-speed telecommunications devices by significantly increasing semiconductor production capacity.

      Physical properties products analyze materials for viscosity, surface tension, and thermal properties. Significant customers include the food and beverage industries, which use high-precision viscometers to maintain quality and consistency of their products. In addition, the Company manufactures products for precision temperature control necessary for analytical, laboratory, industrial, research and development, laser, and semiconductor applications.

      Photonics businesses manufacture optical components that are used in a variety of industries, including scientific and medical instruments, telecommunications, and semiconductor applications.

      Also a part of this segment, SPLI offers technologies of high-power semiconductor-based laser and semiconductor laser pumped solid state laser technologies, as well as conventional lasers and laser-related products. Conventional lasers have unique performance characteristics that make them the only current solution for certain demanding technical applications. SPLI also manufactures high-power semiconductor-based lasers, which are generally more efficient, reliable, cost-effective, and compact than conventional lasers. SPLI's customers are in the materials processing, life sciences, research and development, printing, and telecommunications markets. Research and development emphasis will be on creating components for the next generation of high-speed fiber-optic telecommunications. In 1999, SPLI introduced a new line of thin-film filters, which are used to separate data (light) within fiber-optic cable, allowing more wavelengths of light to travel down the cable to increase what is known as the "bandwidth" or capacity of the fiber.

Measurement and Control

      The Company provides a range of real-time, on-line sensors, monitors, and control systems through its Measurement and Control segment that not only help manufacturers ensure their processes and industrial practices meet their own and government standards for quality, reliability, and safety, but also reduce costs, save materials, and increase productivity. These products are organized into five groups: environmental, weighing and inspection, quality control, field instruments and sensors, and oil and gas.

      Environmental products include a complete line of instruments and systems for monitoring environmental pollutants generated by industrial and mobile sources. These include continuous gaseous and aerosol monitors, and water quality instruments for assessing ambient air quality and emissions from stationary sources. Specific compounds measured include oxides of nitrogen, sulfur dioxide, ozone, carbon monoxide, carbon dioxide, volatile organic compounds, fine particulates, total organic carbon, and total organic halogens.

      The Company also provides a comprehensive line of radiation and gas detectors for controlling and detecting the presence of harmful radiation and combustible and toxic gases for worker and plant safety. These products range from the simplest handheld general-purpose portable equipment to more sophisticated stationary installed systems.

      Weighing and inspection systems include a comprehensive family of on-line weighing, force measurement, and inspection equipment for consumer products, packaged goods, and bulk materials. Products for the packaged and consumer goods sector provide customers with a quality and productivity solution by ensuring that each package contains the proper quantity or a specific item, whether it be a food product or a book ordered over the Internet. In addition, the Company employs in its systems various technologies including X-ray imaging and ultratrace chemical detection to inspect food, beverage, and pharmaceutical packages to see that they are free of physical contaminants and contain no missing or broken parts. In bulk materials, the Company's product line includes solids flow monitoring, level measurement, and force and tension measurements for a wide variety of process industries including food, chemicals, plastics, and pharmaceuticals.

      Quality control systems are manufactured by the Company for on-line process optimization, taking ultrahigh-speed noninvasive measurements and analyzing the physical and chemical properties of streams of raw materials in real time. These systems are used primarily to analyze the composition of raw materials for certain basic industries, such as coal, cement, and minerals production. This technology allows the entire stream of material to be analyzed and eliminates the need for off-line sampling, which adds production time and cost.

      Process optimization systems are also provided by the Company for the continuous production of certain web-type finished materials, such as metal strip, plastics, foil, rubber, glass, and paper. The Company's instruments measure the total thickness, basis weight, and coating thickness of such materials, and are also capable of detecting defects the size of a pinhole in these webs. They can measure a single point on the material, several points, or generate a web profile. Measurements are gathered without contacting the material or interfering with the production process, and are highly accurate and extremely reliable - even in hostile environments such as steel mills. These systems provide tangible economic benefits for customers, while reducing materials waste and energy consumption.

      Field instruments and sensors are provided by the Company for use in the process control industry. These instruments measure level, density, flow, and composition, acquiring data for use in controlling industrial and chemical processes. Level and density instruments include point-level, continuous-level, and density sensors that use a variety of technologies, including commercial radiation, radar, ultrasonic, and vibrational measurement principles. Flow instrumentation includes ultrasonic flowmeters, in-line turbine meters, pitostatic air flow monitors, and electronic flow metering instruments used for natural gas custody transfer. The Company's on-line composition analysis instruments are used to measure chemical compounds in a variety of liquids, gases, and solids using gas chromatographic, mass spectrographic, and X-ray fluorescent technologies. The Company also offers strip chart and video graphic recorders along with instrumentation for measuring and recording AC power in industrial facilities.

      Oil and gas products cover specifically designed and installed sensor systems that are used to provide real-time measurement, data communication, and local control of process functions, primarily for customers in the production segment of the oil and gas industry. These special-purpose instruments and sensors include rod pump controllers, remote terminal units, gas-injection systems, and both topside and subsea wellhead safety and control systems. These systems and the aftermarket services provided are required by oil and gas companies throughout the world, particularly those operating offshore platforms. The Company's electrical generators, switchgear, and motor control units are used in a wide variety of industrial and commercial applications.

Power Generation

      Through its Thermo Ecotek business, the Company develops, owns, and operates independent (nonutility) electric power-generation facilities in this country and overseas, as well as a natural gas gathering, storage, and marketing business in the U.S.

      Thermo Ecotek currently operates six power plants fueled by agricultural and wood wastes, known as biomass. Its facilities are typically developed and operated through joint ventures or limited partnerships in which it has a majority interest, or through wholly owned subsidiaries. Thermo Ecotek believes that utility deregulation may present opportunities for updating, or repowering, existing plants and is pursuing the development of additional power projects both in the U.S. and overseas. In November 1997, Thermo Ecotek purchased two deregulated plants in southern California for repowering, and acquired the rights to develop a similar site in Florida in January 1999. Overseas, the Company indirectly acquired a majority interest in two energy centers in the Czech Republic in early 1998, and in September 1999 acquired an electricity generating facility in Germany.

      Thermo Ecotek also established a Texas-based natural gas gathering, storage, and marketing business in 1998. Called Star Natural Gas, this business provides midstream services to the natural gas industry by offering natural gas gathering capabilities from the wellhead to the transmission pipeline; gas processing, which involves the extraction of natural gas liquids; gas treatment for removal of impurities; and underground storage facilities. These services provide a means by which gas producers move and market their products.

      The Company believes that global energy deregulation presents future opportunities for independent power generation. However, since Thermo Ecotek has been deemed a non-core business according to Thermo Electron's reorganization plan, any future investment will be funded solely by Thermo Ecotek.

      In August 1995, Thermo Ecotek entered into a Limited Partnership Agreement with KFx Wyoming, Inc., a subsidiary of KFx, Inc., to develop, construct, and operate a coal-beneficiation plant in Gillette, Wyoming. The facility employed patented "clean coal" technology to remove excess moisture and increase energy from low-grade regional coal. Although Thermo Ecotek believes the technology employed at the plant was viable, and a high-quality coal product was produced, various operational problems were encountered that would require a significant investment to yield production volumes that would meet the Company's objectives. As a result, in May 1999, Thermo Ecotek decided to cease operation of the plant and hold for sale its investment in the facility.

Discontinued Operations

      As a result of its reorganization plan announced January 31, 2000, in which Thermo Electron will take private, spin off, and sell a number of companies to focus on the instrumentation marketplace, a number of businesses have been accounted for as discontinued operations. The major businesses included in this category are as follows:

Businesses to be spun off:

      Thermo Fibertek companies
      Thermo Fibertek: papermaking and recycling equipment and water-management systems
      Thermo Fibergen: fiber-based composite products and water-clarification and fiber recovery systems

      New Medical Products company
      Thermo Biomedical: neurodiagnostic monitoring, vascular, and audiology systems; respiratory-care products; and portable patient-monitors
      Thermedics Medical: biocompatible polymers; cardiac and respiratory diagnostic and monitoring equipment; and enteral feeding systems

Businesses to be sold include the following:

      Thermo Cardiosystems: heart-assist devices
      Trex Medical: medical imaging systems
      Thermo TerraTech: environmental management and infrastructure engineering services
      Thermo Coleman: systems engineering and analytical services
      Peek: intelligent traffic control systems
      NuTemp: industrial refrigeration systems
      Thermo Trilogy: biopesticide products
      Peter Brotherhood: industrial turbines and compressors

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

      During 1999, 1998, and 1997, the Company expended $171.1 million, $128.0 million, and $123.9 million, respectively, on research and development.

      (iii)         Raw Materials

Continuing Operations

      In the opinion of management, the Company has a readily available supply of raw materials for all of its significant products from various sources and does not anticipate any difficulties in obtaining the raw materials essential to its business.

Discontinued Operations

      Certain raw materials used in the manufacture of Thermo Cardiosystems' left ventricular-assist systems (LVAS) are available from only one or two suppliers. Thermo Cardiosystems is making efforts to minimize the risks associated with sole sources and ensure long-term availability, including qualifying alternative materials and components or developing alternative sources for materials and components supplied by a single source. Although Thermo Cardiosystems believes that it has adequate supplies of materials and components to meet demand for the LVAS for the foreseeable future, no assurance can be given that Thermo Cardiosystems will not experience shortages of certain materials or components in the future that could delay shipments of the LVAS.

      The cost to Thermo Cardiosystems to evaluate and test alternative materials and components and the time necessary to obtain FDA approval for these materials and components are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of alternative materials or components to the original materials or components, and the amount of third-party testing that may have already been completed on alternative materials or components. There can be no assurance that the substitution of alternative materials or components will not cause delays in Thermo Cardiosystems' LVAS development program or adversely affect Thermo Cardiosystems' ability to manufacture and ship LVAS to meet demand.

      (iv)          Patents, Licenses, and Trademarks

Continuing Operations

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

Discontinued Operations

      Thermo Cardiosystems has received correspondence from a third party alleging that the textured surface of the LVAS housing infringes certain patent rights of such third party. In general, an owner of intellectual property can prevent others from using such property without a license and is entitled to damages for unauthorized usage. Thermo Cardiosystems has investigated the bases of the allegation and, based on the opinion of its counsel and the Company's assessment of the proceedings in the United States Patent and Trademark Office to date, it believes that if it were sued on these bases, it would have meritorious defenses. Given the inherent uncertainties in dispute resolution, however, if Thermo Cardiosystems were sued and the outcome were unfavorable, Thermo Cardiosystems' results of operations or financial condition could be materially adversely affected in amounts Thermo Cardiosystems cannot reasonably estimate.

      (v)           Seasonal Influences

      Thermo Ecotek, which represents the Power Generation segment, historically has earned a disproportionately high share of its income from May through October due to the rate structures under the power-sales agreements relating to its California power plants, which provided strong incentives to operate during this period of high demand. Conversely, Thermo Ecotek historically has operated at a marginal profit during the first calendar quarter due to the rate structure under these agreements. Due to the expiration of the fixed price contracts at Thermo Ecotek's California plants, the seasonality of this business is expected to be reduced in the future.

      There are no other material seasonal influences on the Company's sales of products.

      (vi)          Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

      (vii)         Dependency on a Single Customer

      No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

      The Power Generation segment derived 10% or more of its revenues during the past three years from its three most significant electric utility customers. Revenues from Southern California Edison as a percentage of the Power Generation segment's revenues were approximately 34%, 35%, and 34% in 1999, 1998, and 1997, respectively. Revenues from Pacific Gas & Electric as a percentage of the Power Generation segment's revenues were approximately 26%, 34%, and 35% in 1999, 1998, and 1997, respectively. Revenues from Public Service of New Hampshire as a percentage of the Power Generation segment's revenues were approximately 19%, 19%, and 20% in 1999, 1998, and 1997, respectively.

      (viii)        Backlog

      The Company's backlog of firm orders at year-end 1999 and 1998 was as follows:

(In thousands)                                                                             1999       1998
-------------------------------------------------------------------------------------  --------   --------

Life Sciences                                                                          $110,224   $ 91,250
Optical Technologies                                                                    200,421    122,361
Measurement and Control                                                                 114,138     96,036
Power Generation                                                                         47,245     98,733
                                                                                       --------   --------

                                                                                       $472,028   $408,380
                                                                                       ========   ========
      The Company believes substantially all of the year-end 1999 backlog will be filled during 2000. The decrease in backlog at the Power Generation segment primarily results from the expiration of fixed price contracts at Thermo Ecotek.

      (ix)          Government Contracts

      Not applicable.

      (x)           Competition

      The markets for the Company's products are highly competitive. The Company generally competes on the basis of technical advances that result in new products and improved price/performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price. In many markets, the Company competes with large analytical instrument companies such as Agilent Technologies; PerkinElmer, Inc.; Varian
Associates, Inc.; Waters Corporation; and Hitachi, Ltd. Certain products manufactured by the Company also compete with products sold by numerous smaller, specialized firms.

Life Sciences

      Biosciences instruments and consumables. The Company competes with PerkinElmer; Molecular Devices Corporation; Beckman Coulter, Inc.; Bio-Rad
Laboratories, Inc.; Agilent; MJ Research Technology; Qiagen Corporation; Biacore
International, Inc.; Nalge Nunc Inc.; Corning-Costar Corporation; Rainin
Instruments; Greiner GmbH; and Eppendorf GmbH. The Company competes primarily on the basis of technical performance, user convenience, and, to a lesser extent, price.

      Advanced instrumentation and consumables. The Company's principal competitors include Agilent, Waters, Shimadzu Corporation, and PerkinElmer. The
Company competes primarily on the basis of technical performance, customer service and support, and price.

      Scientific equipment. The Company's principal competitors in this market are Jouan S.A., NuAire Inc., Sanyo Electric Co. Ltd., Labconco Corporation,
Corning, Fisher Scientific International Inc., Mettler-Toledo International
Inc., Beckman Coulter, Metrohm Ltd., Radiometer, Kyoto, ManTech, and Denver Instruments. In this market, the Company competes primarily on the basis of technical performance, customer service and support, and price.

      Clinical equipment and supplies. The Company competes with Leica
Microsystems; Sakura Finetek U.S.A., Inc.; Ventana Corporation; Cytyc
Corporation; Wescor Inc.; Jewett Inc.; and Mopec Inc. The Company competes primarily on the basis of quality, price, and service.

      In the clinical chemistry reagent market, the Company's competitors include Abbott Laboratories; BioChem Pharma; Chiron Corporation; and Sigma
Diagnostics, a division of Sigma-Aldrich Co. The Company competes in this market primarily on the basis of product quality and price.

      Competitors in the market for rapid diagnostic test kits are Abbott
Laboratories; Becton, Dickinson and Company; Roche-Boeringher Manheim; and
Quidel Corporation. The Company competes primarily on the basis of its innovative technology as well as price.

      Information management systems. The Company's competitors include
PerkinElmer, PE Biosystems, Beckman Coulter, Agilent, LabVantage Solutions, LIMS
U.S., Scientific Software Inc., and Waters. The Company competes primarily on the basis of product performance and price.

Optical Technologies

      Spectroscopy. In the spectroscopy market, the Company competes primarily with the Analytical Instrument division of PerkinElmer, Varian, Agilent, and Bio-Rad. The Company competes primarily on the basis of quality, performance, technology, and price.


      Semiconductor.  The Company competes primarily with Riber Instruments S.A.
and Oxford Instruments plc. In this market, the Company competes primarily on the basis of quality, performance, technology, and price.

      Physical properties. The Company competes with TA Instruments, Inc., a subsidiary of Waters; and Rheometrics Scientific Inc. The Company offers mid-level products in this market, with instruments that operate on a personal-computer platform. The Company competes in this market primarily on the basis of quality, performance, and price.

      Photonics. The Company competes primarily on the basis of technical suitability, product performance, reliability, and price. Principal competitors include Optical Coating Laboratory, Inc. and Newport Corporation.

Measurement and Control

      Environmental. The Company's principal competitors include Monitor Labs
Incorporated; Advanced Pollution Instruments; Rupprecht & Pataschnick Co., Inc.;
and Mine Safety Appliances Co. The Company competes in this market primarily on the basis of technical performance, price, reliability, and customer service.

      Weighing and inspection. Major competitors in the packaged-goods and bulk-materials markets are Ishida Scales Mfg. Co., Ltd.; Mettler-Toledo AG; Carl
Schenck AG; and Milltronics Corporation. Competitive pressures affecting the market for precision-weighing and inspection equipment include customer service and support, quality and reliability, price, accuracy, ease of use, distribution channels, technical features, compatibility with customers' manufacturing processes, and regulatory approvals.

      Quality control. The Company's principal competitors include Scantech
Limited, Integrated Measurement Systems, Inc., Toshiba Corporation, Yokogawa
Electric Corporation, and Infrared Engineering Limited. The Company competes primarily on the basis of technical performance, customer service, and, to a lesser extent, price.

      Field instruments and sensors. In the field measurement instruments and sensors market the Company competes primarily on quality and reliability, technical features, accuracy, ease of use, price, and reputation for aftermarket service. The Company competes with a few large competitors in each product area and with many companies within specific industries. Major competitors include
Fisher-Rosemount, a division of Emerson Electric Co., Inc.; Asea Brown Boveri
(Holding) Ltd.; and Yokogawa.

      Oil and gas. The Company has a relatively small presence within the large and varied process-control marketplace, which is extremely fragmented and consists of several large companies, including Fisher-Rosemount, Elsag Bailey, and Honeywell Process Control, as well as numerous smaller companies. The
Company competes in this market primarily on the basis of technical performance, customer service, price, and reliability.

Power Generation

      The worldwide independent power market consists of numerous companies, ranging from small startups to multinational firms. In addition, a number of regulated utilities have created subsidiaries that compete as nonutility generators. Nonutility generators often specialize in market niches, such as a specific technology or fuel (for example, gas-fired cogeneration, refuse-to-energy, hydropower, geothermal, wind, solar, wood, or coal) or a specific region of the country where they believe they have a market advantage.
However, many nonutility generators seek to develop projects powered by the best fuel available. Many companies in this market have substantially greater financial, technical, and operational resources than the Company. The Company competes primarily on the basis of project experience, technical expertise, capital resources, and power pricing.

      (xii)         Environmental Protection Regulations

      The Company believes that compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xiii)        Number of Employees

      At January 1, 2000, the Company employed approximately 25,400 persons, of which 14,160 were employed by the Company's continuing operations and 11,240 by the Company's discontinued operations.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
Shareholders, which information is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                 Age   Present Title (Fiscal Year First Became Executive Officer)
        -------------------- ---   ----------------------------------------------------------

        Richard F. Syron      56   Chief Executive Officer and President (1999)
        Brian D. Holt         50   Chief Operating Officer, Energy and Environment (1998)
        John T. Keiser        64   Chief Operating Officer, Biomedical (1998)
        Earl R. Lewis         56   Chief Operating Officer, Measurement and Detection (1998)
        William A. Rainville  58   Chief Operating Officer, Recycling and Resource Recovery (1993)
        Theo Melas-Kyriazi    40   Chief Financial Officer and Vice President (1998)
        Paul F. Kelleher      57   Senior Vice President, Finance and Administration (1982)

      Each executive officer serves until his successor is chosen or appointed and qualified or until earlier resignation, death, or removal.  Mr. Syron was appointed President and Chief Executive Officer in June 1999 and Chairman of the Board in January 2000.  From April 1994 until May 1999, Mr. Syron was the Chairman and Chief Executive officer of the American Stock Exchange Inc.  Mr. Holt was appointed
Chief Operating Officer, Energy and Environment, in September 1998.  From March 1996 to September 1998
he was a Vice President of the Company.  Mr. Holt has been President and Chief Executive Officer of
Thermo Ecotek since February 1994.  Mr. Keiser was appointed Chief Operating Officer, Biomedical, in
September 1998.  From 1985 until 1994, Mr. Keiser was President of the Eberline Instrument division of
Thermo Instrument.  In 1994 he was appointed Senior Vice President of Thermedics and President of Thermo
Biomedical.  In March 1998, he was named President of Thermedics.  Mr. Lewis was appointed Chief
Operating Officer, Instrumentation, in September 1998, and his title was changed to Chief Operating
Officer, Measurement and Detection, in March 1999.  Mr. Lewis was a Vice President of the Company from
March 1996 to June 1998 and a Senior Vice President of the Company from June 1998 to September 1998.
Since 1990 Mr. Lewis has held various positions with Thermo Instrument, and effective March 1997, was named President and in January 1998 was named Chief Executive Officer of Thermo Instrument.  Mr.
Rainville was appointed Chief Operating Officer, Recycling and Resource Recovery, in September 1998.  He
was a Senior Vice President of the Company from 1993 until 1998 and was a Vice President of the Company from 1986 to 1993.  Mr. Melas-Kyriazi was appointed Chief Financial Officer on January 1, 1999.  He joined the Company in 1986 as Assistant Treasurer, and became Treasurer in 1998.  He was named President and Chief Executive Officer of ThermoSpectra in 1994, a position he held until becoming Vice President of Corporate Strategy of the Company in 1998.  Mr. Kelleher has held comparable positions with the
Company for at least the last five years.

Item 2.  Properties

      The location and general character of the Company's principal properties by segment as of January 1, 2000, are as follows:

Life Sciences

      The Company owns approximately 1,080,000 square feet of office, engineering, laboratory, and production space, principally in Ohio, California, Pennsylvania, Massachusetts, Italy, Germany, and England, and leases approximately 1,130,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts, Virginia, Texas, Colorado, New
York, Finland, England, and France, under leases expiring from 2000 to 2016.

Optical Technologies

      The Company owns approximately 860,000 square feet of office, engineering, laboratory, and production space, principally in Wisconsin, California, New
York, Arizona, Germany, Switzerland, and England, and leases approximately
1,330,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts, California, Connecticut, New Hampshire, and
England, under leases expiring from 2000 to 2017.

Measurement and Control

      The Company owns approximately 400,000 square feet of office, engineering, laboratory, and production space, principally in New Mexico, California, Texas, Indiana, Arkansas, Louisiana, Germany, and England, and leases approximately
2,110,000 square feet of office, engineering, laboratory, and production space, principally in Ohio, Texas, Massachusetts, California, Minnesota, Maryland,
Georgia, Sweden, Germany, England, Australia, and the Netherlands, under leases expiring from 2000 to 2068.

Power Generation

      The Company leases approximately 50,000 square feet of office space, principally in Massachusetts and Texas, under leases expiring from 2000 to 2004.

      The Company operates three independent power plants in California and New
Hampshire, under leases expiring from 2000 to 2010. The Company owns three independent power plants in New Hampshire and California and a coal-beneficiation plant in Wyoming.

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



                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $1.00 par value, and dividend policy, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

      During 1998 and 1999, in a series of transactions with an institutional counterparty, the Registrant sold put options on an aggregate of 5,701,000 shares of its common stock and purchased call options on an aggregate of 2,850,500 shares of its common stock. No cash was exchanged as a result of these transactions. The Registrant has a remaining maximum potential obligation under the put options to buy back 2,367,000 shares at a weighted average exercise price of $14.06 for an aggregate of $33.3 million. These put and call options are exercisable only at maturity and expire between April and May 2000. The
Registrant has the right to settle the put options by physical settlement of the options or by net share settlement using shares of the Registrant's common stock. Under the remaining call options, the Registrant has the right, but not the obligation, to purchase from the counterparty 1,183,500 shares of its common stock at an average price per share of $14.76 in 2000. The Registrant may, from time to time, enter into additional put and call option arrangements. During
1999, the Registrant purchased 1,536,000 shares of its common stock under the put options for $24.6 million. During 1999 and January 2000, put options for 1,798,000 shares expired. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

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

       List of Financial Statements and Schedules Referenced in this Item 14

       Information incorporated by reference from Exhibit 13 filed herewith:

          Consolidated Statement of Operations
          Consolidated Balance Sheet
          Consolidated Statement of Cash Flows
          Consolidated Statement of Comprehensive Income and Shareholders'
               Investment
          Notes to Consolidated Financial Statements
          Report of Independent Public Accountants

       Financial Schedule included herewith:

          Schedule II:  Valuation and Qualifying Accounts

       All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)    Reports on Form 8-K

       On December 23, 1999, the Company filed a Current Report on Form 8-K for events occurring December 21, 1999, with respect to the election of Richard F. Syron, the Registrant's president and chief executive officer, to the position of chairman of the board of directors.

(c)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 2000                  THERMO ELECTRON CORPORATION

                                       By: /s/ Richard F. Syron
                                           Richard F. Syron
                                           Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 22, 2000.

Signature                              Title

By:  /s/ Richard F. Syron              Chairman of the Board, Chief Executive
     Richard F. Syron                  Officer, President, and Director

By:  /s/ Theo Melas-Kyriazi            Chief Financial Officer and Vice
     Theo Melas-Kyriazi                President

By:  /s/ Paul F. Kelleher              Senior Vice President, Finance and Administration
     Paul F. Kelleher                  (Chief Accounting Officer)

By:  /s/ Samuel W. Bodman              Director
     Samuel W. Bodman

By:  /s/ Peter O. Crisp                Director
     Peter O. Crisp

By:  /s/ Elias P. Gyftopoulos          Director
     Elias P. Gyftopoulos

By:  /s/ George N. Hatsopoulos         Director
     George N. Hatsopoulos

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

By:  /s/ Robert W. O'Leary             Director
     Robert W. O'Leary

By:  /s/ Roger D. Wellington           Director
     Roger D. Wellington




                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Electron Corporation:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Electron Corporation's
Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 2000 (except with respect to the matters discussed in Note 17, as to which the date is March 7, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 16 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              Arthur Andersen LLP



Boston, Massachusetts
February 17, 2000

SCHEDULE II

                           THERMO ELECTRON CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                 Provision                Accounts
                                    Balance at  Charged to                 Written                Balance
                                     Beginning     Expense    Accounts         Off                 at End
Description                            of Year               Recovered               Other (a)    of Year
-------------------------------     ----------  ----------   ---------    --------   ---------   --------

Allowance for Doubtful Accounts

Year Ended January 1, 2000            $ 26,938    $  8,626    $    253    $ (8,908)   $  6,790   $ 33,699

Year Ended January 2, 1999            $ 25,796    $  5,002    $    492    $ (8,754)   $  4,402   $ 26,938

Year Ended January 3, 1998            $ 20,835    $  4,981    $    304    $ (5,674)   $  5,350   $ 25,796

                                            Balance at   Established       Activity             Balance
                                             Beginning    as Cost of        Charged              at End
Description                                    of Year  Acquisitions     to Reserve  Other (c)  of Year
------------------------------------------  ----------  ------------     ----------  ---------  -------

Accrued Acquisition Expenses (b)

Year Ended January 1, 2000                    $ 16,284      $ 18,144     $(11,539)   $ (2,552) $ 20,337

Year Ended January 2, 1999                    $ 20,683      $  8,387     $(10,036)   $ (2,750) $ 16,284

Year Ended January 3, 1998                    $ 20,412      $ 24,579     $(19,367)   $ (4,941) $ 20,683


                                            Balance at     Provision       Activity              Balance
                                             Beginning    Charged to        Charged   Other (f)   at End
Description                                    of Year       Expense (e) to Reserve              of Year
-------------------------------             ----------    -------------  ----------   ---------  -------

Accrued Restructuring Costs (d)

Year Ended January 1, 2000                    $ 11,320      $ 13,404     $(12,491)   $   (649)   $11,584

Year Ended January 2, 1999                    $    244      $ 18,776     $(7,962)    $    262    $11,320

Year Ended January 3, 1998                    $      -      $    953     $  (709)    $      -    $   244

(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's 1999 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 11 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(e) In 1999, includes the reversal of $2.3 million of previously recorded restructuring costs, and excludes provision of $136.2 million in 1999 and $4.8 million in 1998, primarily for asset write-downs.
(f) Represents the effect of foreign currency translation.




                                  EXHIBIT INDEX
Exhibit
Number         Description of Exhibit

3.1            Amended and Restated Certificate of Incorporation of the Registrant, (filed as Exhibit 1 to the Registrant's Amendment No. 3 to Registration Statement on Form 8-A/A [File No.
               1-8002] and incorporated herein by reference).

3.2            By-laws of the Registrant, as amended (filed as Exhibit 3 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

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

4.2            Rights Agreement dated as of January 19, 1996, between the Registrant and The First National Bank of Boston, which includes as Exhibit
               A the Form of Certificate of Designations, as Exhibit B the Form
               of Rights Certificate, and as Exhibit C the Summary of Rights to
               Purchase Preferred Stock (filed as Exhibit 1 to the Registrant's
               Registration Statement on Form 8-A, declared effective by the
               Commission on January 31, 1996 [File No. 1-8002] as amended by
               Amendment No. 1 to the Registrant's Registration Statement on
               Form 8-A/A filed with the Commission on May 30, 1997, and
               incorporated herein by reference).

4.3 Amendment No. 1 to Rights Agreement dated as of June 11, 1999, between the Registrant and BankBoston, N.A. (formerly, The First
               National Bank of Boston), which includes as Exhibit B the amended and restated form of Rights Certificate and as Exhibit C the amended and restated Summary of Rights to Purchase Preferred
               Stock (filed as Amendment No. 2 to the Registrant's Registration
               Statement on Form 8-A/A [File No. 1-8002] filed with the
               Commission on June 21, 1999, and incorporated herein by reference).

4.4 Indenture dated as of October 29, 1998, by and between the Registrant and Bankers Trust Company, as Trustee, relating to the issuance of senior debt securities by the Registrant (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated
               October 29, 1998, filed with the Securities and Exchange
               Commission on October 30, 1998, and incorporated herein by reference).

4.5 First Supplemental Indenture dated as of October 29, 1998, by and between the Registrant and Bankers Trust Company, as Trustee, relating to the issuance by the Registrant of $150,000,000 aggregate principal amount of its 7.625% Notes due 2008 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated
               October 29, 1998, filed with the Securities and Exchange
               Commission on October 30, 1998, incorporated herein by reference).

10.1           Thermo Electron Corporate Charter as amended and restated effective January 3, 1993
               (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).



Exhibit
Number         Description of Exhibit

10.2           Thermo Electron Corporation 1998 Executive Retention Plan/Form of
               Executive Retention Agreement (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 3, 1998 [File No. 1-8002] and incorporated herein by reference). (Each executive officer has a two- year agreement except Mr. Richard F. Syron, who has a three-year agreement.)

10.3 - 10.4    Reserved.

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

10.7 Revolving Credit Facility Letters from Barclays Bank PLC in favor of the Registrant and its subsidiaries (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended
               January 3, 1998 [File No. 1-8002] and incorporated herein by reference).

10.8 Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No.
               1-8002] and incorporated herein by reference).

10.9 - 10.20   Reserved.

10.21 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 679,218 shares, after adjustment to reflect share increases approved in 1986 and 1992 and 3-for-2 stock splits effected in October 1986, October 1993, May 1995, and June 1996.)

10.22          Amended and Restated Directors' Stock Option Plan of the Registrant (filed as Exhibit
               10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-8002] and incorporated herein by reference).

10.23          Incentive Stock Option Plan of the Registrant (filed as Exhibit
               4(d) to the Registrant's Registration Statement on Form S-8 [Reg.
               No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 13,552,734 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993, May 1995, and June
               1996.)



Exhibit
Number         Description of Exhibit

10.24          Amended and Restated Nonqualified Stock Option Plan of the
               Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-8002] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 13,552,734 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993, May 1995, and June
               1996.)

10.25          Amended and Restated Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.26          Amended and Restated Thermo Electron Corporation - Thermedics
               Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.5 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993.)

10.27          Amended and Restated Thermo Electron Corporation - Thermo Instrument Systems Inc.
               (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as
               Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-8002] and incorporated herein by reference).  (Maximum number of shares issuable is 527,343 shares, after adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995, 5-for-4 stock splits effected in December 1995 and
               October 1997.)

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

10.29          Amended and Restated Thermo Electron Corporation - Thermo
               TerraTech Inc. Nonqualified Stock Option Plan (filed as Exhibit
               10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.30          Amended and Restated Thermo Electron Corporation - Thermo Power
               Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference). (On October 28, 1999, Thermo Power merged with Thermo
               Electron. All outstanding options granted under this plan were assumed by Thermo Electron and converted into options to purchase
               25,219 shares of Thermo Electron.)

10.31          Amended and Restated Thermo Electron Corporation - Thermo
               Cardiosystems Inc. Nonqualified Stock Option Plan (filed as
               Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).




Exhibit
Number         Description of Exhibit

10.32          Amended and Restated Thermo Electron Corporation - Thermo Ecotek
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.33          Amended and Restated Thermo Electron Corporation - ThermoTrex Corporation Nonqualified
               Stock Option Plan (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.34          Amended and Restated Thermo Electron Corporation - Thermo
               Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit
               10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.35          Amended and Restated Thermo Electron Corporation - Thermo Voltek
               Corp. Nonqualified Stock Option Plan (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference). (On March 26, 1999, Thermo Voltek merged with
               Thermedics. All outstanding options granted under this plan were converted into options to purchase 24,462 shares of Thermedics.)

10.36          Amended and Restated Thermo Electron Corporation - Thermo
               BioAnalysis Corporation Nonqualified Stock Option Plan (filed as
               Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.37          Amended and Restated Thermo Electron Corporation - ThermoLyte Corporation Nonqualified
               Stock Option Plan (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.38          Amended and Restated Thermo Electron Corporation - ThermoRetec
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.39          Amended and Restated Thermo Electron Corporation - ThermoSpectra
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.17 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference). (On December 6, 1999, ThermoSpectra merged with Thermo Instrument. All outstanding options granted under this plan were converted into options to purchase 22,646 shares of Thermo Instrument.)

10.40          Amended and Restated Thermo Electron Corporation - ThermoLase Corporation Nonqualified
               Stock Option Plan (filed as Exhibit 10.18 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.41          Amended and Restated Thermo Electron Corporation - ThermoQuest
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.42          Amended and Restated Thermo Electron Corporation - Thermo Optek
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).



Exhibit
Number         Description of Exhibit

10.43          Amended and Restated Thermo Electron Corporation - Thermo Sentron Inc. Nonqualified Stock
               Option Plan (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.44          Amended and Restated Thermo Electron Corporation - Trex Medical
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.45          Amended and Restated Thermo Electron Corporation - Thermo
               Fibergen Inc. Nonqualified Stock Option Plan (filed as Exhibit
               10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.46          Amended and Restated Thermo Electron Corporation - Thermedics Detection Inc. Nonqualified
               Stock Option Plan (filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.47          Amended and Restated Thermo Electron Corporation - Metrika
               Systems Corporation Nonqualified Stock Option Plan (filed as
               Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.48          Amended and Restated Thermo Electron - Thermo Vision Corporation
               Nonqualified Stock Option Plan (filed as Exhibit 10.26 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-8002] and incorporated herein by reference). (On January 6, 2000, Thermo Vision merged with Thermo
               Instrument. All outstanding options granted under this plan were converted into options to purchase 39,870 shares of Thermo
               Instrument.)

10.49          Amended and Restated Thermo Electron Corporation - ONIX Systems Inc. Nonqualified Stock
               Option Plan (filed as Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.50          Amended and Restated Thermo Electron Corporation - The Randers Killam Group Inc.
               Nonqualified Stock Option Plan (filed as Exhibit 10.28 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).

10.51          Amended and Restated Thermo Electron Corporation - Trex
               Communications Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference). (On November 8, 1999, Trex
               Communications merged with ThermoTrex. All outstanding options granted under this plan were converted into options to purchase
               57,121 shares of ThermoTrex.)

10.52          Amended and Restated Thermo Electron Corporation - Thermo Trilogy
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated herein by reference).




Exhibit
Number         Description of Exhibit

10.53          Letter Agreement dated as of February 21, 2000, between the Registrant and Mr. John N.
               Hatsopoulos regarding termination of the Letter Agreement dated September 15, 1998, between the Registrant and Mr. John N. Hatsopoulos.

10.54          Employment Agreement dated January 10, 2000, between the Registrant and Mr. Paul F.
               Kelleher.

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

10.56          Employment Agreement dated as of March 12, 1999, between the
               Registrant and Mr. Richard F. Syron.

10.57          1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as Exhibit 10.6 of Amendment
               No. 1 to Spectra-Physics Lasers, Inc.'s Registration Statement on Form S-1 [File No.
               333-38329] and is incorporated herein by reference).

10.58          Form of Indemnification Agreement between the Registrant and the directors and officers of its majority-owned subsidiaries (filed as Exhibit 10.1 to the Registrant's
               Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated herein by reference).

10.59          Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant's Registration Statement
               on Form S-4 [Reg. No. 333-90661] and incorporated herein by reference).

10.60 Description of severance arrangements for certain officers of Thermo Electron.

13             Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27.1           Financial Data Schedule for the year ended January 1, 2000
               (restated for discontinued operations).

27.2           Financial Data Schedule for the year ended January 2, 1999
               (restated for discontinued operations).

27.3           Financial Data Schedule for the year ended January 3, 1998
               (restated for discontinued operations).