Form 10-Q
period 2000-04-01
THERMO ELECTRON CORP
filed 2000-05-12
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[  X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                           Outstanding at April 28, 2000
    Common Stock, $1.00 par value                     155,877,477

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                     April 1,   January 1,
(In thousands)                                                                           2000        2000
---------------------------------------------------------------------------------- ------------ ----------

Current Assets:
 Cash and cash equivalents                                                         $  533,471   $  281,760
 Short-term available-for-sale investments at quoted market value                     426,015      555,501
   (amortized cost of $416,992 and $545,639)
 Accounts receivable, less allowances of $32,378 and $33,699                          534,569      574,126
 Inventories:
   Raw materials and supplies                                                         176,751      177,153
   Work in process                                                                     72,084       66,746
   Finished goods                                                                     138,703      129,242
 Deferred tax asset                                                                   165,032      160,959
 Other current assets                                                                 137,533       54,370
 Net assets of discontinued operations (Note 9)                                       502,629      517,350
                                                                                   ----------   ----------

                                                                                    2,686,787    2,517,207
                                                                                   ----------   ----------

Property, Plant, and Equipment, at Cost                                               675,104      756,443
 Less:  Accumulated depreciation and amortization                                     250,230      245,796
                                                                                   ----------   ----------

                                                                                      424,874      510,647
                                                                                   ----------   ----------

Long-term Available-for-sale Investments, at Quoted Market Value                       51,697       40,165
 (amortized cost of $39,005 and $38,064)                                           ----------   ----------

Other Assets                                                                          181,789      207,732
                                                                                   ----------   ----------

Cost in Excess of Net Assets of Acquired Companies                                  1,206,238    1,227,335
                                                                                   ----------   ----------

Long-term Net Assets of Discontinued Operations (Note 9)                              625,802      678,756
                                                                                   ----------   ----------

                                                                                   $5,177,187   $5,181,842
                                                                                   ==========   ==========



                           THERMO ELECTRON CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                     April 1,   January 1,
(In thousands except share amounts)                                                      2000        2000
---------------------------------------------------------------------------------- ------------ ----------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations            $  268,605   $  302,962
 Advance payable to affiliates                                                        126,033      115,009
 Accounts payable                                                                     157,950      156,573
 Accrued payroll and employee benefits                                                 81,524       89,184
 Accrued income taxes                                                                  95,388       85,407
 Deferred revenue                                                                      56,325       47,440
 Other accrued expenses (Notes 7 and 8)                                               271,574      269,774
                                                                                   ----------   ----------

                                                                                    1,057,399    1,066,349
                                                                                   ----------   ----------

Deferred Income Taxes and Other Deferred Items                                        162,622      163,063
                                                                                   ----------   ----------

Long-term Obligations:
 Senior convertible obligations                                                       172,500      172,500
 Senior notes                                                                         150,000      150,000
 Subordinated convertible obligations (Note 4)                                      1,184,033    1,209,305
 Other                                                                                 63,790       34,169
                                                                                   ----------   ----------

                                                                                    1,570,323    1,565,974
                                                                                   ----------   ----------

Minority Interest                                                                     364,900      364,278
                                                                                   ----------   ----------

Common Stock of Subsidiary Subject to Redemption (at redemption value)                  7,692        7,692
                                                                                   ----------   ----------

Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized;                           167,990      167,433
   167,989,980 and 167,432,776 shares issued
 Capital in excess of par value                                                     1,061,754    1,052,837
 Retained earnings                                                                  1,057,791    1,041,968
 Treasury stock at cost, 11,085,955 and 10,955,798 shares                            (193,457)    (189,646)
 Deferred compensation                                                                 (6,917)      (3,190)
 Accumulated other comprehensive items (Note 2)                                       (72,910)     (54,916)
                                                                                   ----------   ----------

                                                                                    2,014,251    2,014,486
                                                                                   ----------   ----------

                                                                                   $5,177,187   $5,181,842
                                                                                   ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                     April 1,     April 3,
(In thousands except per share amounts)                                                  2000        1999
---------------------------------------------------------------------------------- ----------- -----------

Revenues                                                                             $598,929    $ 555,750
                                                                                     --------    ---------

Costs and Operating Expenses:
 Cost of revenues                                                                     325,183      312,112
 Selling, general, and administrative expenses                                        173,682      154,192
 Research and development expenses                                                     48,446       38,032
 Restructuring and other unusual costs (income), net (Note 8)                          (7,700)       1,538
                                                                                     --------    ---------

                                                                                      539,611      505,874
                                                                                     --------    ---------

Operating Income                                                                       59,318       49,876
Other Expense, Net (Note 3)                                                           (21,172)      (8,056)
                                                                                     --------    ---------

Income from Continuing Operations Before Income Taxes, Minority                        38,146       41,820
 Interest, and Extraordinary Item
Provision for Income Taxes                                                             16,728       17,435
Minority Interest Expense                                                               6,127        6,316
                                                                                     --------    ---------

Income from Continuing Operations Before Extraordinary Item                            15,291       18,069
Income from Discontinued Operations (net of provision for income taxes                      -       10,230
 and  minority interest of $11,268; Note 9)                                          --------    ---------

Income Before Extraordinary Item                                                       15,291       28,299
Extraordinary Item (net of provision for income taxes of $333; Note 4)                    532            -
                                                                                     --------    ---------

Net Income                                                                           $ 15,823    $  28,299
                                                                                     ========    =========

Earnings per Share from Continuing Operations Before Extraordinary
 Item (Note 5):
   Basic                                                                             $    .10    $     .11
                                                                                     ========    =========

   Diluted                                                                           $    .09    $     .11
                                                                                     ========    =========

Earnings per Share (Note 5):
   Basic                                                                             $    .10    $     .18
                                                                                     ========    =========

   Diluted                                                                           $    .09    $     .17
                                                                                     ========    =========

Weighted Average Shares (Note 5):
   Basic                                                                              156,813      158,045
                                                                                     ========    =========

   Diluted                                                                            157,464      158,270
                                                                                     ========    =========


The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                    April 1,      April 3,
(In thousands)                                                                          2000         1999
--------------------------------------------------------------------- ---------- ------------ ------------

Operating Activities:
 Net income                                                                         $ 15,823     $  28,299
 Income from discontinued operations (Note 9)                                              -       (10,230)
                                                                                    --------     ---------

 Income from continuing operations                                                    15,823        18,069
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                    24,193        27,242
     Noncash restructuring and other unusual costs, net (Note 8)                       1,834             -
     Provision for losses on accounts receivable                                       1,430         1,197
     Minority interest expense                                                         6,127         6,316
     Equity in losses of unconsolidated subsidiaries (Note 8)                         13,336            17
     Change in deferred income taxes                                                  (6,274)       (6,313)
     Gain on sale of businesses (Note 8)                                             (12,393)            -
     Gain on investments, net                                                         (3,465)       (2,770)
     Extraordinary item, net of income taxes (Note 4)                                   (532)            -
     Other noncash items, net                                                            265           (93)
     Changes in current accounts, excluding the effects of acquisitions and dispositions:
        Accounts receivable                                                           19,930         5,928
        Inventories                                                                  (30,552)       (6,663)
        Other current assets                                                             (44)       (2,997)
        Accounts payable                                                               6,118         1,759
        Other current liabilities                                                      6,254        (6,628)
                                                                                    --------     ---------

          Net cash provided by continuing operations                                  42,050        35,064
          Net cash provided by (used in) discontinued operations                      (9,513)       35,785
                                                                                    --------     ---------

          Net cash provided by operating activities                                   32,537        70,849
                                                                                    --------     ---------

Investing Activities:
 Acquisitions, net of cash acquired                                                   (4,744)     (322,996)
 Acquisition of minority interests of subsidiaries (Note 9)                          (29,252)      (19,779)
 Proceeds from sale of businesses, net of cash divested (Note 8)                      41,813             -
 Purchases of available-for-sale investments                                        (108,865)      (52,580)
 Proceeds from sale of available-for-sale investments                                 13,762       199,573
 Proceeds from maturities of available-for-sale investments                          223,457       284,391
 Purchases of property, plant, and equipment                                         (23,181)      (10,718)
 Proceeds from sale of property, plant, and equipment                                  6,088         5,212
 Advance (to) from affiliates                                                         22,872          (233)
 (Increase) decrease in other assets                                                      36        (1,256)
 Other                                                                                 8,216         1,309
                                                                                    --------     ---------

          Net cash provided by continuing operations                                 150,202        82,923
          Net cash provided by (used in) discontinued operations                      57,694       (24,251)
                                                                                    --------     ---------

          Net cash provided by investing activities                                 $207,896     $  58,672
                                                                                    --------     ---------


                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                    April 1,      April 3,
(In thousands)                                                                          2000         1999
--------------------------------------------------------------------- ---------- ------------ ------------

Financing Activities:
 Net proceeds from issuance of long-term obligations                                $ 14,800     $  14,654
 Repayment of long-term obligations                                                  (16,005)       (1,471)
 Net proceeds from issuance of Company and subsidiary common stock                    11,786         1,672
 Purchases of Company and subsidiary common stock and                                (21,070)      (72,686)
   subordinated convertible debentures
 Increase in short-term obligations                                                    1,164         6,147
 Other                                                                                 7,243        15,425
                                                                                    --------     ---------

          Net cash used in continuing operations                                      (2,082)      (36,259)
          Net cash used in discontinued operations                                      (894)      (70,027)
                                                                                    --------     ---------

          Net cash used in financing activities                                       (2,976)     (106,286)
                                                                                    --------     ---------

Exchange Rate Effect on Cash of Continuing Operations                                 (4,014)      (12,418)
Exchange Rate Effect on Cash of Discontinued Operations                                  836        (3,292)
                                                                                    --------     ---------

Increase in Cash and Cash Equivalents                                                234,279         7,525
Cash and Cash Equivalents at Beginning of Period                                     357,215       396,670
                                                                                    --------     ---------

                                                                                     591,494       404,195

Cash and Cash Equivalents of Discontinued Operations at End of Period                (58,023)      (92,262)
                                                                                    --------     ---------

Cash and Cash Equivalents at End of Period                                          $533,471     $ 311,933
                                                                                    ========     =========

Noncash Activities:
 Fair value of assets of acquired companies                                         $  7,479     $ 561,023
 Cash paid for acquired companies                                                     (5,000)     (363,500)
                                                                                    --------     ---------

   Liabilities assumed of acquired companies                                        $  2,479     $ 197,523
                                                                                    ========     =========













The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2000, and the results of operations and cash flows for the three-month periods ended April 1, 2000, and April 3, 1999. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect a decision to sell several of the Company's businesses, which have been presented as discontinued operations in the accompanying financial statements (Note 9). The consolidated balance sheet presented as of January 1, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. The Company had comprehensive income of $1.4 million in the first quarter of 2000 and a comprehensive loss of $1.4 million in the first quarter of 1999.

3.    Other Expense, Net

      The components of other expense, net, in the accompanying statement of income are as follows:

                                                                                        Three Months Ended
                                                                                       April 1,   April 3,
(In thousands)                                                                            2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Interest Income                                                                       $ 10,175    $ 14,173
Interest Expense                                                                       (23,040)    (24,457)
Equity in Losses of Unconsolidated Subsidiaries (Note 8)                               (13,336)        (17)
Gain on Investments, Net                                                                 3,465       2,770
Other Income (Expense), Net (Note 8)                                                     1,564        (525)
                                                                                      --------    --------

                                                                                      $(21,172)   $ (8,056)
                                                                                      ========    ========
4.    Extraordinary Item

      During the first quarter of 2000, the Company repurchased $7.3 million principal amount of its 4 1/4% subordinated convertible debentures for $6.4 million in cash, resulting in an extraordinary gain of $0.5 million, net of taxes of $0.3 million.



5.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                        Three Months Ended
                                                                                       April 1,   April 3,
(In thousands except per share amounts)                                                   2000       1999
------------------------------------------------------------------- ---- ----------- ---------- ----------

Basic
Income from Continuing Operations Before Extraordinary Item                            $15,291    $ 18,069
Income from Discontinued Operations                                                          -      10,230
Extraordinary Item                                                                         532           -
                                                                                       -------    --------

Net Income                                                                             $15,823    $ 28,299
                                                                                       -------    --------

Weighted Average Shares                                                                156,813     158,045
                                                                                       -------    --------

Basic Earnings per Share:
 Continuing operations before extraordinary item                                       $   .10    $    .11
 Discontinued operations                                                                     -         .06
 Extraordinary item                                                                          -           -
                                                                                       -------    --------

                                                                                       $   .10    $    .18
                                                                                       =======    ========

Diluted
Income from Continuing Operations Before Extraordinary Item                            $15,291    $ 18,069
Effect of Majority-owned Subsidiaries' Dilutive Securities                                (867)       (618)
 - Continuing Operations                                                               -------    --------

Income from Continuing Operations Before Extraordinary                                  14,424      17,451
 Item Available to Common Shareholders, as Adjusted
Income from Discontinued Operations                                                          -      10,230
Effect of Majority-owned Subsidiaries' Dilutive Securities -                                 -        (565)
 Discontinued Operations
Extraordinary Item                                                                         532           -
                                                                                       -------    --------

Income Available to Common Shareholders, as Adjusted                                   $14,956    $ 27,116
                                                                                       -------    --------

Weighted Average Shares                                                                156,813     158,045
Effect of Stock Options                                                                    651         225
                                                                                       -------    --------

Weighted Average Shares, as Adjusted                                                   157,464     158,270
                                                                                       -------    --------

Diluted Earnings per Share:
 Continuing operations before extraordinary item                                       $   .09    $    .11
 Discontinued operations                                                                     -         .06
 Extraordinary item                                                                          -           -
                                                                                       -------    --------

                                                                                       $   .09    $    .17
                                                                                       =======    ========



5.    Earnings per Share (continued)

      Options to purchase 6,406,000 and 9,607,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2000 and 1999, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

      The computation of diluted earnings per share for the first quarter of 2000 and 1999 excludes the effect of assuming the conversion of the Company's
$562 million principal amount 4 1/4% subordinated convertible debentures, convertible at $37.80 per share, because the effect would be antidilutive. In addition, the computation of diluted earnings per share for the first quarter of 2000 and 1999 excludes the effect of assuming the repurchase of 2,367,000 and 4,034,000 shares, respectively, of Company common stock at a weighted average exercise price of $14.06 and $13.97 per share, respectively, in connection with put options because the effect would be antidilutive.

6.    Business Segment Information

                                                                                       Three Months Ended
                                                                                     April 1,    April 3,
(In thousands)                                                                           2000        1999
---------------------------------------------------------- ----------- ----------- ----------- -----------

Revenues:
   Life Sciences                                                                     $190,542    $181,706
   Optical Technologies                                                               198,011     178,478
   Measurement and Control                                                            187,163     159,200
   Power Generation                                                                    25,949      41,036
   Intersegment (a)                                                                    (2,736)     (4,670)
                                                                                     --------    --------

                                                                                     $598,929    $555,750
                                                                                     ========    ========
Income from Continuing Operations Before Income Taxes,
 Minority Interest, and Extraordinary Item:
   Life Sciences                                                                     $ 29,075    $ 27,226
   Optical Technologies (b)                                                            30,441      16,922
   Measurement and Control (c)                                                         10,595       9,613
   Power Generation (d)                                                                 2,542       4,065
                                                                                     --------    --------

     Total segment income (e)                                                          72,653      57,826
   Corporate and Other (f)                                                            (34,507)    (16,006)
                                                                                     --------    --------

                                                                                     $ 38,146    $ 41,820
                                                                                     ========    ========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other unusual income of $12.5 million in the first quarter of 2000 and restructuring and other unusual costs of $1.3 million in the first quarter of 1999. Includes charges of $1.4 million in the first quarter of 1999 for the sale of inventories revalued in connection with an acquisition.
(c) Includes restructuring and other unusual costs of $0.2 million in the first quarter of 2000. Includes charges of $3.2 million in the first quarter of 1999 for the sale of inventories revalued in connection with an acquisition.
(d) Includes restructuring and other unusual income, net, of $0.3 million in the first quarter of 2000.
(e) Segment income is income before corporate general and administrative expenses, other income and expense, minority interest, income taxes, and extraordinary item.
(f) Includes corporate general and administrative expenses, other income and expense, and, in the first quarter of 2000, restructuring and other unusual costs of $4.9 million and other unusual charges, net, of $11.7 million. The results for the first quarter of 1999 include restructuring and other unusual costs of $0.3 million.



7.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

      A summary of the changes in accrued acquisition expenses for acquisitions completed before and during 1997 is as follows:

                                                1997 Acquisitions
                                     ---------------------------------------
                                                  Abandonment          Other
                                                    of Excess                      Pre-1997
(In thousands)                       Severance     Facilities                  Acquisitions         Total
-------------------------------- -------------- -------------- -------------- -------------- -------------

Balance at January 1, 2000              $   23         $1,420         $  248         $7,437         $9,128
 Usage                                       -            (14)             -           (318)          (332)
 Currency translation                       (5)           (27)           (15)          (164)          (211)
                                        ------         ------         ------         ------         ------

Balance at April 1, 2000                $   18         $1,379         $  233         $6,955         $8,585
                                        ======         ======         ======         ======         ======

      The remaining accrued acquisition expenses for pre-1997 acquisitions primarily represent lease obligations for a building in Uxbridge, England, and an operating facility in Hayworth, England, with obligations through 2007.

      The remaining accrued acquisition expenses for 1997 acquisitions primarily represent lease obligations for an operating location in Runcorn, England, with an obligation through 2014. The amounts captioned as "other" in 1997 primarily represent costs to exit certain joint venture arrangements.

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 1998 is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 1, 2000                             $  281         $1,185         $   83         $1,549
 Usage                                                    (52)          (147)           (10)          (209)
 Decrease recorded to cost in excess of net                (1)           (94)             -            (95)
   assets of acquired companies
 Currency translation                                      (9)           (22)             -            (31)
                                                       ------         ------         ------         ------

Balance at April 1, 2000                               $  219         $  922         $   73         $1,214
                                                       ======         ======         ======         ======

      The remaining accrued acquisition expenses for 1998 acquisitions primarily represent lease obligations for two operating facilities in North America with leases expiring in 2001. The amounts captioned as "other" in 1998 primarily represent relocation costs.



7.    Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 1999 is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 1, 2000                             $4,984         $2,065         $2,611         $9,660
 Reserves established                                     101             55              -            156
 Usage                                                 (1,013)           (52)          (226)        (1,291)
 Decrease due to finalization of                         (127)             -              -           (127)
   restructuring plans, recorded as a
   decrease to cost in excess of net assets
   of acquired companies
 Currency translation                                     (84)           (63)           (41)          (188)
                                                       ------         ------         ------         ------

Balance at April 1, 2000                               $3,861         $2,005         $2,344         $8,210
                                                       ======         ======         ======         ======

      The principal accrued acquisition expenses for 1999 acquisitions are severance for approximately 175 employees across all functions and for abandoned facilities, primarily at Spectra-Physics AB. The abandoned facilities at Spectra-Physics include operating facilities in Sweden, Germany, and France with obligations through 2000. The amounts captioned as "other" primarily represent relocation, contract termination, and other exit costs. The Company expects to pay amounts accrued for severance and other primarily in 2000 and amounts accrued for abandoned facilities over the respective lease terms. The Company finalized its restructuring plans for Spectra-Physics in 1999. Unresolved matters at April 1, 2000, included completion of planned severances and abandonment of excess facilities for other acquisitions completed in 1999. Such matters will be resolved no later than one year from the respective acquisition dates.

8.    Restructuring and Other Unusual Costs (Income), Net

      The Company's continuing operations recorded charges (income) by segment for the first quarter of 2000 as follows:

(In thousands)                            Optical   Measurement         Power      Corporate        Total
                                     Technologies   and Control    Generation
------------------------------------ ------------- ------------- ------------- -------------- ------------

Restructuring and Other Unusual          $(12,476)     $    223      $   (312)     $   4,865      $ (7,700)
 Costs (Income), Net
Equity in Losses of Unconsolidated         13,394             -             -              -        13,394
 Subsidiaries
Other Expense, Net                         (1,713)            -             -              -        (1,713)
                                         --------      --------      --------      ---------      --------

                                         $   (795)     $    223      $   (312)     $   4,865      $  3,981
                                         ========      ========      ========      =========      ========

      The components of restructuring and related costs by segment are as follows:

Optical Technologies

      The Optical Technologies segment recorded $12.4 million of unusual income in the first quarter of 2000 resulting from the sale of Thermo Instrument
Systems Inc.'s Nicolet Imaging Systems (NIS) and Sierra Research and Technology,
Inc. (SRT) subsidiaries. The businesses manufacture products that include imaging systems used in assembling complex printed circuit boards and in airbag manufacturing. NIS and SRT were sold for aggregate


8.    Restructuring and Other Unusual Costs (Income), Net (continued)

proceeds of $40.0 million and had aggregate revenues and operating income of $28.3 million and $2.2 million, respectively, in 1999. These units were sold due to a consolidation trend among manufacturers of test equipment in the markets these businesses serve. The Company has decided to focus on growth in other sectors of the instruments market. The segment also recorded a noncash charge of $13.4 million associated with its equity method investment in FLIR Systems, Inc., acquired as part of the February 1999 acquisition of Spectra-Physics. FLIR recorded significant charges in its fourth quarter of 1999 and the segment has recorded its pro rata share of FLIR's loss. The segment records FLIR's results on a one quarter lag. This charge was recorded to equity in losses of unconsolidated subsidiaries, a component of other expense in the accompanying statement of income. In addition, the Optical Technologies segment recorded other noncash income of $1.7 million related to hedging transactions of its majority-owned Spectra-Physics Lasers, Inc. subsidiary that elected early adoption of Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities." The segment also reversed $0.1 million of previously established restructuring reserves during the first quarter of 2000.

Measurement and Control

      The Measurement and Control segment recorded $0.2 million of restructuring and unusual costs in the first quarter of 2000 for employee retention costs for a business unit that was sold. The unit was part of the power electronics and test equipment business that is held for sale. The segment expects to complete the sale of the remaining units of this business during the first half of 2000.

Power Generation

      The Power Generation segment recorded unusual income of $2.0 million in the first quarter of 2000, representing a gain on the sale of Thermo Ecotek
Corporation's Gorbell facility in Maine. This segment also had restructuring costs of $1.7 million in the quarter. This amount included $1.0 million of severance for 45 employees, 8 of whom were terminated in the first quarter of 2000, $0.6 million of noncash charges associated with Thermo Ecotek's gas marketing business which was closed, and $0.1 million for employee retention costs. The gas marketing costs include a writeoff of $0.3 million of cost in excess of net assets of acquired companies and $0.3 million of capitalized development costs. Thermo Ecotek determined that its gas marketing business was a noncore business.

Corporate

      The Company also recorded $4.9 million of restructuring and unusual costs in its corporate office during the first quarter of 2000. These costs included
$2.8 million of investment banking, consulting, and legal fees associated with the Company's reorganization plan, a $1.2 million noncash charge primarily related to modification of the term of certain stock options of the Company's former chairman, and $0.9 million of employee retention costs that are being accrued ratably over the period through which the employees must work to qualify for a payment.

General

      During 1998 and 1999, the Company announced restructuring actions that included plans for the termination of 729 employees. As of January 1, 2000, the Company had terminated 717 employees. The restructuring actions in 2000 included plans for the termination of an additional 48 employees. During the first quarter of 2000, the Company terminated 15 employees.

      The following tables summarize the cash components of the Company's restructuring plans. The noncash components and other amounts reported as restructuring and other unusual costs (income), net in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs for the Company's continuing operations are included in other accrued expenses in the accompanying balance sheet.


8.    Restructuring and Other Unusual Costs (Income), Net (continued)

Continuing Operations

                                                      Employee   Abandonment
                                                     Retention     of Excess
(In thousands)                        Severance                   Facilities          Other          Total
--------------------------------- -------------- -------------- ------------- -------------- --------------

1998 Restructuring Plans
 Balance at January 1, 2000             $   893        $     -        $  224        $   565        $ 1,682
   Usage                                   (357)             -             -              -           (357)
   Reversal of reserves                       -              -           (84)             -            (84)
   Currency translation                     (24)             -            (2)            (9)           (35)
                                        -------        -------        ------        -------        -------

 Balance at April 1, 2000               $   512        $     -        $  138        $   556        $ 1,206
                                        =======        =======        ======        =======        =======

1999 Restructuring Plans
 Balance at January 1, 2000             $ 3,840        $     -        $  324        $ 6,348        $10,512
   Usage                                 (2,423)             -             -              -         (2,423)
                                        -------        -------        ------        -------        -------

 Balance at April 1, 2000               $ 1,417        $     -        $  324        $ 6,348        $ 8,089
                                        =======        =======        ======        =======        =======

2000 Restructuring Plans
   Costs incurred in 2000 (a)           $   957        $ 1,234        $    -        $ 2,751        $ 4,942
   Usage                                   (179)          (245)            -         (2,751)        (3,175)
                                        -------        -------        ------        -------        -------

 Balance at April 1, 2000               $   778        $   989        $    -        $     -        $ 1,767
                                        =======        =======        ======        =======        =======

(a) Reflects restructuring costs of $0.2 million, $1.1 million, and $3.6 million in the Measurement and Control and Power Generation segments and the corporate headquarters, respectively. Excludes noncash charges of $0.6 million and $1.2 million in the Power Generation segment and corporate headquarters, respectively. Also excludes unusual income of $12.4 million and $2.0 million in the Optical Technologies and Power Generation segments, respectively.

      The Company's continuing operations expect to pay accrued restructuring costs as follows: severance, primarily in 2000; employee retention obligations, primarily in 2001 and January 2002; abandoned-facility payments, over lease terms expiring through 2000; and other costs, primarily in 2000.


8.    Restructuring and Other Unusual Costs (Income), Net (continued)

Discontinued Operations

                                                      Employee   Abandonment
                                                     Retention     of Excess
(In thousands)                        Severance                   Facilities          Other          Total
--------------------------------- -------------- -------------- ------------- -------------- --------------

1998 Restructuring Plans
 Balance at January 1, 2000             $   198        $     -        $ 1,580        $     -        $ 1,778
   Usage                                    (33)             -            (42)             -            (75)
   Reserves reversed due to                 (34)             -           (666)             -           (700)
     sale of businesses
   Currency translation                      (8)             -              -              -             (8)
                                        -------        -------        -------        -------        -------

 Balance at April 1, 2000               $   123        $     -        $   872        $     -        $   995
                                        =======        =======        =======        =======        =======

1999 Restructuring Plans
 Balance at January 1, 2000             $ 2,682        $     -        $19,000        $ 9,743        $31,425
   Costs incurred in 2000 by                102            279              -            759          1,140
     discontinued operations
   Usage                                   (890)           (34)          (394)        (2,020)        (3,338)
   Reserves reversed                        (18)             -              -              -            (18)
   Reserves reversed due to                 (62)             -           (972)             -         (1,034)
     sale of businesses
   Currency translation                     (83)             -           (159)          (137)          (379)
                                        -------        -------        -------        -------        -------

 Balance at April 1, 2000               $ 1,731        $   245        $17,475        $ 8,345        $27,796
                                        =======        =======        =======        =======        =======

2000 Restructuring Plans
   Costs incurred in 2000 by            $    99        $   764        $     -        $    77        $   940
     discontinued operations
   Usage                                    (99)             -              -            (77)          (176)
                                        -------        -------        -------        -------        -------

 Balance at April 1, 2000               $     -        $   764        $     -        $     -        $   764
                                        =======        =======        =======        =======        =======

      The Company's discontinued operations expect to pay accrued restructuring costs as follows: severance, primarily in 2000; employee retention obligations, in 2000 and 2001; abandoned-facility payments, over lease terms expiring through 2014; and other costs, primarily in 2000.

9.    Proposed Reorganization and Discontinued Operations

Proposed Reorganization

      In January 2000, the Company announced a proposed reorganization involving the Company and certain of its subsidiaries. The reorganization would split the Company into three independent public entities. The Company's continuing operations will focus on its core business of measurement and detection instruments. This business will consist of Thermo Instrument and its subsidiaries, as well as Thermedics Detection Inc. and Thermo Sentron Inc. The
Company's plans also include spinning off as a dividend to Company shareholders
Thermo Fibertek Inc. and a medical products company that focuses on patient monitoring and respiratory equipment.



                           THERMO ELECTRON CORPORATION

9.    Proposed Reorganization and Discontinued Operations (continued)

      In addition to the majority-owned subsidiaries the Company had previously announced its intention to repurchase, the Company announced it intends to repurchase the publicly traded shares it does not already own in Thermo Optek
Corporation, ThermoQuest Corporation, Thermo BioAnalysis Corporation, Metrika
Systems Corporation, ONIX Systems Inc., Thermo Instrument, and Thermedics Inc.
The Company also announced the terms of its previously announced repurchases of Thermo Sentron, Thermedics Detection, and Thermo Ecotek.

      During the second quarter of 2000, Thermo Instrument successfully completed cash tender offers of $28.00 per share for Thermo BioAnalysis, $9.00 per share for Metrika Systems, and $9.00 per share for ONIX Systems in order to bring its and the Company's collective ownership of these businesses to at least
90%. Subsequently, Thermo Instrument completed the acquisition of the outstanding minority interest in each of these companies through short-form mergers at the same prices as the tender offers and their common stock has ceased to be publicly traded. Because Thermo Instrument owned more than 90% of the outstanding shares of Thermo Optek and ThermoQuest common stock, each of these companies were repurchased through a short-form merger at $15.00 and $17.00 per share, respectively, during the second quarter of 2000 and their common stock has ceased to be publicly traded.

      Thermedics has successfully completed cash tender offers of $8.00 and $15.50 per share for Thermedics Detection and Thermo Sentron, respectively, in order to bring its and the Company's collective ownership of these companies to at least 90%. Subsequently, Thermedics completed the acquisition of the outstanding minority interest in each of these companies through short-form mergers at the same prices as the tender offers and their common stock has ceased to be publicly traded.

      The Company has also commenced exchange offers for Thermo Instrument and Thermedics in which shares of Company common stock would be offered to Thermo
Instrument and Thermedics shareholders in exchange for their shares in order to bring the Company's ownership in each of them to at least 90%. The exchange ratio for Thermo Instrument has been set at 0.85 shares of Company common stock for each share of Thermo Instrument, and the exchange ratio for Thermedics has been set at 0.45 shares of Company common stock for each share of Thermedics. If the exchange offers are successful, Thermo Instrument and Thermedics would then be spun into the Company through short-form mergers at the same exchange ratios that are being offered in the exchange offers.

      Because the Company owns more than 90% of the outstanding shares of Thermo
Ecotek, the Company expects to repurchase Thermo Ecotek through a short-form merger. Thermo Ecotek shareholders will receive 0.431 shares of Company common stock for each share of Thermo Ecotek held. Although it is no longer a core business under the reorganization plan, Thermo Ecotek will be taken private and remain within the Company while the Company continues to evaluate how to best exit the business while maximizing shareholder value.

      The spinoffs of Thermo Fibertek and the medical products company will require a favorable ruling by the Internal Revenue Service regarding the tax treatment of the spinoffs, review by the Securities and Exchange Commission
(SEC) of necessary filings related to the medical products company, final
Company Board of Directors actions, and other customary conditions. In addition, the spinoff of the medical products company will be conditioned on the successful completion of the proposed repurchases of Thermo Instrument and Thermedics.

      The repurchase of Thermo Ecotek will require review by the SEC of necessary filings. The proposed exchange offers for Thermo Instrument and Thermedics will require: review by the SEC of necessary filings; the receipt of enough acceptances from minority shareholders so that the Company's equity ownership of each of these companies reaches at least 90%; and other customary conditions.


9.    Proposed Reorganization and Discontinued Operations (continued)

      The short-form merger for Thermo Ecotek is expected to be completed by the end of the third quarter of 2000. The exchange offers for Thermo Instrument and Thermedics are expected to be completed by the end of the third quarter of 2000.

      In October 1999, Thermo TerraTech Inc. entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire all of Thermo TerraTech's outstanding shares of common stock not already owned by the Company in exchange for a number of shares of the Company's common stock to be determined based upon the average closing price of the Company's common stock during the 20 trading days ending five days prior to the effective date of the merger. Under the agreement, as amended, Thermo TerraTech shareholders would receive Company common stock valued between $7.50 and $9.25 per share of Thermo
TerraTech common stock. However, the Company may elect to terminate the agreement if it is required to issue more than 1.8 million shares of its common stock in this transaction. Also in October 1999, ThermoRetec Corporation and The
Randers Killam Group Inc. entered into definitive agreements and plans of merger with the Company pursuant to which the Company would acquire, for $7.00 and $4.50 per share in cash, respectively, all of the outstanding shares of common stock of ThermoRetec and Randers Killam not already owned by Thermo TerraTech or the Company. Following the mergers, the common stock of Thermo TerraTech, ThermoRetec, and Randers Killam would cease to be publicly traded. The mergers of ThermoRetec and Randers Killam are expected to be completed in the second quarter of 2000. The merger of Thermo TerraTech is expected to be completed during the third quarter of 2000.

      In December 1999, ThermoLase Corporation entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire all of ThermoLase's outstanding shares of common stock not already owned by ThermoTrex Corporation or the Company in exchange for a number of shares of the Company's common stock to be determined based on the average closing price of the Company's common stock for the 20 trading days prior to the effective date of the merger, to be not less than 0.132 shares or more than
0.198 shares of the Company's common stock. Following the merger, the common stock of ThermoLase would cease to be publicly traded. In addition, under the agreement, units of ThermoLase would be modified so that, following the merger, each unit would consist of a fractional share of Company common stock, which would be redeemable in April 2001 for $20.25. The merger of ThermoLase is expected to be completed in the third quarter of 2000.

      In December 1999, ThermoTrex entered into a definitive agreement and plan of merger pursuant to which the Company would acquire all of ThermoTrex's outstanding shares of common stock not already owned by the Company in exchange for Company common stock at a ratio of one share of ThermoTrex common stock for
0.5503 shares of Company common stock. Following the merger, the common stock of ThermoTrex would cease to be publicly traded. The merger of ThermoTrex is expected to be completed in the third quarter of 2000.

Discontinued Operations

      The Company has also announced its intention to sell several of its businesses. These businesses, together with the businesses to be spun off, constitute the Company's former Biomedical and Emerging Technologies and Resource Recovery segments as well as the Company's environmental businesses and Thermo Power Corporation. In accordance with the provisions of Accounting
Principles Board (APB) Opinion No. 30 concerning reporting the effects of disposal of a segment of a business, the Company has classified the results of these businesses, as well as the results of the businesses being spun off as dividends (collectively, "the discontinued businesses"), as discontinued in the accompanying statement of income. In addition, the net assets of the discontinued businesses were classified as net assets of discontinued operations in the accompanying balance sheet. Current net assets of discontinued operations primarily consist of cash, inventories, and accounts receivable net of certain liabilities, primarily accrued expenses and accounts payable. Long-term net assets of discontinued operations primarily consist of machinery and equipment and cost in excess of net assets of acquired companies. In addition, long-term net assets of discontinued operations reflect subordinated convertible debentures of Thermo Cardiosystems Inc. and Thermo Fibertek.


      Summary operating results of the discontinued businesses were as follows:

                                                                                                    Three
                                                                                              Months Ended
(In thousands)                                                                               April 3,1999
---------------------------------------------------------------------------------- ----- -----------------

Revenues                                                                                          $453,788
Costs and Expenses                                                                                 432,290
                                                                                                  --------

Income from Discontinued Operations Before Income Taxes and Minority Interest                       21,498
Provision for Income Taxes                                                                          13,464
Minority Interest Income                                                                            (2,196)
                                                                                                  --------

Income from Discontinued Operations                                                               $ 10,230
                                                                                                  ========

      During the first quarter of 2000, the Company's discontinued operations had revenues and net income of $400.7 million and $24.1 million, respectively.
During the first quarter of 2000, the discontinued operations received proceeds of $89.1 million, net of cash divested, from the sale of businesses. While there can be no assurance as to the timing of the sale of any particular business, the Company expects to complete the sale of the remaining businesses by the end of 2000. The Company expects to complete the spinoffs of Thermo Fibertek and the medical products company by early 2001.

10.   Recent Accounting Pronouncement

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101,
"Revenue Recognition in Financial Statements." SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the second quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting as of January 2, 2000. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.

11.   Subsequent Event

      On May 11, 2000, Thermo Instrument announced that it had entered into an agreement to sell its wholly owned Spectra Precision, Inc. businesses to Trimble
Navigation Limited for approximately $200 million in cash and $80 million in seller debt financing. Spectra Precision, part of the Measurement and Control segment, was acquired in February 1999 as part of Spectra-Physics and provides the construction, surveying, and heavy machine industries with precision positioning equipment. These businesses are being sold as they are outside the Company's renewed focus on measurement and detection instrumentation. Closing of the transaction, expected at the end of the second quarter of 2000, is subject to regulatory approval, financing, and other customary conditions.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange
Commission.

Results of Operations

First Quarter 2000 Compared With First Quarter 1999

Continuing Operations

      Sales in the first quarter of 2000 were $598.9 million, an increase of $43.2 million, or 8%, over the first quarter of 1999. Segment income is operating income before corporate charges. Segment income decreased to $60.1 million in 2000 from $63.7 million in 1999, excluding unusual income, net, of $12.6 million in 2000 and restructuring costs of $1.2 million in 1999, described below, and a charge for the sale of inventories revalued at the date of acquisition of $4.6 million in 1999. Operating income, including these items, was $59.3 million in 2000, compared with $49.9 million in 1999.

Life Sciences

      Sales from the Life Sciences segment increased $8.8 million to $190.5 million in the first quarter of 2000. Sales increased $7.5 million due to acquisitions. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, decreased revenues by $7.4 million in 2000.
Excluding the effect of acquisitions and currency translation, revenues increased $8.7 million. Revenues from pharmaceutical and biochemical research products increased $3.9 million due to higher demand for the segment's immunoassay testing and newly introduced Multiblock deoxyribonucleic acid (DNA) amplification products. Revenues from analytical instruments increased $3.2 million due to higher sales of mass spectrometers in Europe and Asia. Revenues from scientific equipment increased $2.2 million due to higher demand for controlled-environment laboratory equipment. These increases in revenues were offset in part by lower revenues from information management systems due to lower demand in the U.S.

      Segment income margin (segment income divided by revenues) improved slightly to 15.3% in 2000 from 15.0% in 1999. The segment's gross profit margin improved primarily due to a change in product mix.

Optical Technologies

      Sales from the Optical Technologies segment increased $19.5 million to $198.0 million in the first quarter of 2000. Sales increased $13.8 million due to acquisitions, net of dispositions, primarily the acquisition of Spectra-Physics Lasers, Inc. (SPLI), in which Thermo Instrument acquired a majority interest on February 22, 1999. The dispositions primarily included the segment's Nicolet Imaging Systems (NIS) and Sierra Research and Technology, Inc.
(SRT) businesses that were sold in March 2000. These units were sold due to a consolidation trend among manufacturers of test equipment in the markets these businesses serve. The Company has decided to focus on growth in other sectors of the instruments market. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, decreased revenues by $5.4


First Quarter 2000 Compared With First Quarter 1999 (continued)

million in 2000. Excluding the effect of acquisitions, dispositions, and currency translation, revenues increased $11.1 million. The increase in revenues was due in part to $4.6 million of increased demand for products sold to the semiconductor industry by the segment's physical properties business. The semiconductor sector is experiencing renewed growth after a downturn in the first half of 1999. Revenues from elemental analysis instruments increased $3.2 million in 2000 primarily due to new product introductions, and sales of photonics products increased $2.8 million primarily due to strong demand for gratings used in systems for semiconductor manufacturers and in telecommunications.

      Segment income margin, excluding unusual income of $12.5 million in the first quarter of 2000 and restructuring costs of $1.3 million and a charge for the sale of inventories revalued at the date of acquisition of $1.4 million in the first quarter of 1999, decreased to 9.1% in 2000 from 11.0% in 1999. Segment income margin decreased due to a high level of sales and profitability at SPLI for the six weeks of the 1999 quarter that it was included in the segment's results. In addition, SPLI increased its research and development expenses to 15% of its revenues in 2000 from 8% in the 1999 period, primarily for products in the telecommunications market. The segment income margin for SPLI was 2% and 20% in 2000 and 1999, respectively, excluding a charge for revalued inventories in 1999. Excluding restructuring and unusual costs/income and the results of SPLI from both periods, segment income margin increased to 10.7% in 2000 from 9.7% in 1999 as a result of higher sales at certain businesses discussed above.
The unusual income in 2000 primarily represents a gain of $12.4 million on the sale of NIS and SRT. The restructuring costs in 1999 were primarily facility closing costs and severance associated with a restructuring plan undertaken in 1998 and completed in 1999.

Measurement and Control

      Sales increased $28.0 million to $187.2 million in the Measurement and Control segment in the first quarter of 2000. Sales increased $32.3 million due to acquisitions, primarily that of Spectra-Physics AB's wholly owned businesses, acquired on February 22, 1999. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, caused revenues to decrease by $2.8 million in 2000. Excluding the effect of acquisitions and currency translation, revenues decreased $1.5 million. Revenues from process control products decreased $1.5 million, primarily as a result of reduced discretionary capital spending by companies in the process control industry and by the oil and gas production sector. Revenues from process-optimization systems decreased $1.2 million, primarily due to a reduction in spending in the metals industry due to depressed pricing. Revenues from this segment's quality assurance and safety products business decreased $0.9 million. The decline in sales at this business resulted from lower demand for ultratrace chemical detectors. The demand for ultratrace chemical detectors was adversely affected by recycling practices in Europe which now involve melting and reforming plastic returnables instead of sanitizing and reusing containers. These decreases in revenues were offset in part by higher revenues from the sale of environmental-monitoring instruments as well as power electronics and test equipment as a result of increased sales to the semiconductor industry following softness in the first half of 1999. This segment is holding the power electronics and test equipment business for sale as a cyclical, noncore unit, and expects the divestiture to be completed during the first half of 2000. This business had revenues of $7.4 million in the first quarter of 2000 with a nominal segment loss before restructuring costs.

      Segment income margin, excluding restructuring and unusual costs of $0.2 million in 2000 and a charge of $3.2 million for the sale of inventories revalued at the date of acquisition in 1999, decreased to 5.8% in 2000 from 8.0% in 1999. Segment income margin decreased primarily due to the inclusion of the wholly owned businesses of Spectra-Physics for the entire quarter in 2000, including the months of January and February, which historically have weaker operating margins than March. The wholly owned businesses of Spectra-Physics had a segment income margin of 3.7% in 2000 and 10.8% in 1999, excluding a charge for revalued inventories in 1999. Excluding restructuring and unusual costs and the results of the Spectra-Physics wholly owned businesses from both periods, segment income margin decreased to 6.9% in 2000 from 7.2% in 1999, due primarily to lower sales at certain operating units discussed above. The restructuring costs in 2000 represent employee retention costs for the power electronics and test equipment business.



First Quarter 2000 Compared With First Quarter 1999 (continued)

Power Generation

      Sales from the Power Generation segment, which consists of the Company's
Thermo Ecotek subsidiary, decreased $15.1 million to $25.9 million in the first quarter of 2000. Revenues decreased $23.0 million due to the expiration or negotiated termination of fixed price contracts for the sale of power at Thermo
Ecotek's principal California plants and a facility in Maine. This decrease was offset in part by $7.9 million of higher revenues from the 1999 acquisitions of a plant in Germany and a gas gathering and two gas storage facilities in the United States, as well as the expansion of a facility in the Czech Republic. As noted below, the periods during which Thermo Ecotek received fixed rates for power at its four principal California facilities ended in 1999. The expiration or negotiated termination of fixed price power-sales agreements has had and will continue to have a significant adverse effect on Thermo Ecotek's revenues and profitability as discussed below.

      Segment income margin, excluding unusual income, net, of $0.3 million in 2000, was 8.6% in 2000 and 9.9% in 1999. The decrease in segment income margin resulted in part from $1.5 million of operating losses in the first quarter of 2000 at Thermo Ecotek's Mendota and Delano plants due to the expiration or termination of fixed price contract periods. This decrease was offset in part by a $4.4 million reduction in operating losses as a result of the closure of Thermo Ecotek's coal-beneficiation facility in mid-1999. Unusual income resulted from Thermo Ecotek's sale of its Gorbell facility in Maine during the first quarter of 2000 for a gain of $2.0 million. This unusual income was offset in part by employee severance and retention costs of $1.1 million and the write-off of capitalized development costs and cost in excess of net assets of acquired companies totaling $0.6 million as a result of the closure of a gas marketing business.

      The power-sales agreements for Thermo Ecotek's Mendota, Woodland, and
Delano plants in California are so-called standard offer #4 (SO#4) contracts, which required Pacific Gas & Electric (PG&E), in the case of Mendota and Woodland, and Southern California Edison (SCE), in the case of the Delano facilities, to purchase the power output of the projects at fixed rates through specified periods. Thereafter, the utility will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost). Avoided cost rates are currently substantially lower than the rates
Thermo Ecotek has received under the fixed-rate portions of its contracts and are expected to remain so for the foreseeable future. PG&E commenced paying for power purchased from the Mendota and Woodland facilities at avoided cost rates effective in July and August 1999, respectively. Based on current avoided cost rates, Thermo Ecotek expects that the Woodland plant will operate at breakeven or nominal operating losses through 2010, primarily as a result of nonrecourse lease obligations that have been partially funded from the Woodland plant's past cash flows. Absent sufficient reductions in fuel prices and other operating costs, Thermo Ecotek will draw down power reserve funds to cover operating cash shortfalls and then, if such funds are depleted, either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant.
Revenues from the Woodland plant were $24.1 million in 1999. The results of the Woodland facility were approximately breakeven in 1999, as a result of recording as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover expected shortfalls in lease payments.

      The Mendota facility's 2000 revenues and operating results were affected by the transition to avoided cost rates. The plant's revenues and operating loss were $1.9 million and $0.7 million, respectively, in the first quarter of 2000.
The plant had revenues and operating income of $21.0 million and $0.5 million, respectively, in calendar 1999. The power-sales agreement with SCE for the Delano facilities called for fixed contract rates through September 2000. In anticipation of a decline in rates at its Delano facilities, Thermo Ecotek reached an agreement in May 1999 to terminate its power-sales agreement, effective December 31, 1999. During the first quarter of 2000, Thermo Ecotek decided that it was uneconomical to operate the Delano facilities following the termination of their power-sales agreement and the plants suspended operations in March 2000. The Delano facilities' aggregate revenues and operating income in 1999 were $60.5 million and $29.9 million, respectively. If Thermo Ecotek had been paid



First Quarter 2000 Compared With First Quarter 1999 (continued)

avoided cost rates for all of 1999 at its four principal California plants, revenues would have been approximately $64 million lower. In response to these declines in revenues and operating income, Thermo Ecotek may continue to explore other options for its biomass facilities, including disposal.

Other Expense, Net

      The Company reported other expense, net, of $21.2 million and $8.1 million in the first quarter of 2000 and 1999, respectively. Other expense, net includes interest income, interest expense, equity in losses of unconsolidated subsidiaries, gain on investments, net, and other income (expense), net.
Interest income decreased to $10.2 million in 2000 from $14.2 million in 1999.
The decrease resulted primarily from the use of cash for acquisitions, principally Spectra-Physics, and the purchases of securities of the Company and its majority-owned subsidiaries. Interest expense decreased to $23.0 million in 2000 from $24.5 million in 1999, as a result of the repurchase of Company and subsidiary debentures in 1999 and the first quarter of 2000.

      The Company incurred a loss of $13.3 million in 2000 from its equity in the results of unconsolidated subsidiaries, primarily $13.4 million at FLIR
Systems, Inc., which recorded significant charges in its fourth quarter of 1999.
The Company reports its pro rata share of FLIR's results on a one quarter lag.
During 2000, gain on investments, net increased to $3.5 million from $2.8 million in 1999. In 2000, other expense, net also includes $1.6 million of currency gains, including $1.7 million resulting from hedging activities at SPLI, which elected early adoption of Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities."

Income Taxes

      The Company's effective tax rate was 44% and 42% in the first quarter of 2000 and 1999, respectively. The effective tax rates vary from the statutory federal income tax rate primarily due to state income taxes and nondeductible expenses, including amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in 2000 due to the tax benefit for the loss at FLIR being recorded at 28%, the tax rate of the Swedish subsidiary that holds the investment in FLIR.

Minority Interest Expense

      The Company recorded minority interest expense of $6.1 million and $6.3 million in the first quarter of 2000 and 1999, respectively.

Discontinued Operations

      The Company's discontinued operations had income of $10.2 million in the first quarter of 1999, net of taxes and minority interest. While the Company is not currently aware of any known trends, events, or uncertainties involving discontinued operations, it is reasonably possible that expected proceeds from the sale of businesses could differ materially from the amounts estimated. Any difference from the amounts recorded would be reported as an adjustment to the loss on disposal of discontinued operations that was recorded in 1999.


Liquidity and Capital Resources

      Consolidated working capital was $1.63 billion at April 1, 2000, compared with $1.45 billion at January 1, 2000. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $959.5 million at April 1, 2000, compared with $837.3 million at January 1, 2000. In addition, the Company had $51.7 million of long-term available-for-sale investments at April 1, 2000, compared with $40.2 million at January 1, 2000. Of the total $1.01 billion of cash, cash equivalents, and short- and long-term available-for-sale investments at April 1, 2000, $928.0 million was held by the Company's majority-owned subsidiaries, and the balance was held by the Company and its wholly owned subsidiaries.

      Cash provided by operating activities was $32.5 million during the first quarter of 2000, including $42.1 million from continuing operations. Cash of $30.6 million was used to fund an increase in inventories, primarily in the Optical Technologies and Life Sciences segments due to a build up of inventory in preparation for new product releases and the replenishment of year-end inventory levels. A decrease in accounts receivable provided $19.9 million in cash, primarily in the Power Generation, Optical Technologies, and Life Sciences segments due to lower sales volume in the first quarter of 2000, compared with the fourth quarter of 1999. In connection with certain restructuring actions undertaken by the Company's continuing operations during 1999, the Company had accrued $11.1 million for restructuring and unusual costs at April 1, 2000, which the Company expects to pay primarily during the remainder of 2000. In addition, at April 1, 2000, the Company had accrued $18.0 million for acquisition expenses. Accrued acquisition expenses includes $4.1 million of severance obligations, which the Company expects to pay primarily in 2000. The balance, which primarily represents abandoned-facility payments, will be paid over the remaining terms of the leases through 2014.

      During the first quarter of 2000, the primary investing activities of the Company's continuing operations, excluding available-for-sale investments activity, included the acquisition of minority interests of subsidiaries, the sale of businesses, and the purchase of property, plant, and equipment. Two of the Company's majority-owned subsidiaries expended an aggregate of $29.3 million to acquire the minority interest of subsidiaries (Note 9). The Company will expend additional cash of approximately $325 million, primarily in the second quarter of 2000, for the planned repurchases of the public shares that it does not already own of certain majority-owned subsidiaries. In the first quarter of 2000, the Company's majority-owned subsidiaries sold businesses for aggregate net proceeds, net of cash divested, of $41.8 million, including Thermo
Instrument's sale of NIS and SRT. The Company's continuing operations expended
$23.2 million for purchases of property, plant, and equipment and $4.7 million, net of cash acquired, for an acquisition. During the first quarter of 2000, investing activities of the Company's discontinued operations provided $57.7 million of cash, primarily representing net proceeds, net of cash divested, of $89.1 million from the sale of businesses, including Thermo Power Corporation's sale of its FES division and ThermoTrex Corporation's sale of its Trex
Communications subsidiary. In addition, the Company's discontinued operations used $6.1 million to acquire the minority interest of privately held subsidiaries, $9.8 million for the purchase of property, plant, and equipment, and $3.0 million for acquisitions.

      The Company's financing activities used $3.0 million of cash during the first quarter of 2000, including $2.1 million for continuing operations. During the first quarter of 2000, the Company expended $6.5 million to purchase shares of its common stock and debentures. In addition, the Company expended $14.6 million to purchase debentures of certain of the Company's majority-owned subsidiaries.

      As discussed above, a substantial percentage of the Company's consolidated cash and investments is held by subsidiaries that are not wholly owned by the Company. This percentage may vary significantly over time. Pursuant to the Thermo Electron Corporate Charter (the Charter), to which each of the majority-owned subsidiaries of the Company is a party, the combined financial resources of Thermo Electron and its subsidiaries allow the Company to provide banking, credit, and other financial services to its subsidiaries so that each member of the Thermo Electron group of companies may benefit from the financial strength of the entire organization. Toward that end, the Charter states that each member of the group may be required to provide certain credit support to the consolidated entity. This



Liquidity and Capital Resources (continued)

credit may rank junior, pari passu with, or senior in priority to payment of the other indebtedness of these members. Nonetheless, the Company's ability to access assets held by its majority-owned subsidiaries through dividends, loans, or other transactions is subject in each instance to a fiduciary duty owed to the minority shareholders of the relevant subsidiary. In addition, dividends received by Thermo Electron from a subsidiary that does not consolidate with Thermo Electron for tax purposes are subject to tax. Therefore, under certain circumstances, a portion of the Company's consolidated cash and short-term investments may not be readily available to Thermo Electron or certain of its subsidiaries.

      During May 2000, Thermo Ecotek entered into an agreement with a bank group to factor a portion of the payments to be received from the termination of the power-sales agreement at its Delano facilities.
Thermo Ecotek received approximately $53 million under this arrangement.

      On May 11, 2000, Thermo Instrument announced that it had entered into an agreement to sell its wholly owned Spectra Precision, Inc. businesses to Trimble
Navigation Limited for approximately $200 million in cash and $80 million in seller debt financing (Note 11).

      The Company expects significant additional cash proceeds from the sale of discontinued operations in 2000. The Company has received cash proceeds of $135.8 million for businesses sold in 2000 through May 12, 2000.

      The Company has no material commitments for purchases of property, plant, and equipment and expects that for the remainder of 2000 such expenditures will approximate the current level of expenditures.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates, and equity prices has not changed materially from its exposure at year-end 1999.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On February 1, 2000, the Company filed a Current Report on Form 8-K dated January 31, 2000, with respect to a proposed corporate reorganization.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 2000.

                               THERMO ELECTRON CORPORATION



                               /s/ Theo Melas-Kyriazi
                               Theo Melas-Kyriazi
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
-------------------------------------------------------------------------------
10.1           Employment and Consulting Agreement dated as of March 31, 2000, between Thermo Electron Corporation and George N. Hatsopoulos.

10.2           Description of transaction bonus arrangement between Brian D.
               Holt and Thermo Electron Corporation (filed as Exhibit 10.2 to Thermo Ecotek Corporation's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 [File No. 1-13572] and incorporated herein by reference).

27.1           Financial Data Schedule for the quarter ended April 1, 2000.

27.2           Restated Financial Data Schedule for the quarter ended April 3,
               1999.