Form 10-K/A
period 2000-01-01
THERMO ELECTRON CORP
filed 2000-06-27
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
         -----------------------------------------------------------------

                    AMENDMENT NO. 1 ON FORM 10-K/A TO FORM 10-K

(mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission file number 1-8002

                            THERMO ELECTRON CORPORATION
               (Exact name of Registrant as specified in its charter)

Delaware                                                             04-2209186
State or other jurisdiction of                                 (I.R.S. Employer
(incorporation or organization)                             Identification No.)

81 Wyman Street,
P.O. Box 9046
Waltham, Massachusetts                                               02454-9046
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

Item 5 of the Registrant's Form 10-K for the fiscal year ended January 1, 2000 is hereby amended and restated to read as follows:

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information concerning the market and market price for the Registrant's common stock, $1.00 par value, and dividend policy, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

During  1998  and  1999,  in a  series  of  transactions  with an  institutional counterparty,  the  Registrant  sold put options on an  aggregate  of  5,701,000 shares of its common stock and purchased call options on an aggregate of 2,850,500 shares of its common stock. These transactions were entered into as an alternative to the Registrant's repurchases of its shares under its traditional stock repurchase program. No cash was exchanged as a result of these so-called "costless collar" transactions. Following is a chart showing information relating to the put and call options:

Put Options:

 Trade Date        Expiration Date           Number of Options    Exercise Price
                                                                    per Share
November 27, 1998  November 29, 1999              900,000              $16.35
December 10, 1998  December 10, 1999              767,000              $15.56
October 9, 1998    April 7, 2000                1,667,000              $14.43
October 22, 1998   January 21, 2000             1,667,000              $13.85
March 25, 1999     May 25, 2000                   700,000              $13.17

Call Options:

 Trade Date        Expiration Date           Number of Options    Exercise Price
                                                                     per Share
November 27, 1998  November 29, 1999              450,000              $17.44
December 10, 1998  December 10, 1999              383,500              $16.60
October 9, 1998    April 7, 2000                  833,500              $15.15
October 22, 1998   January 21, 2000               833,500              $14.65
March 25, 1999     May 25, 2000                   350,000              $13.84

     As of March 22, 2000, the date on which this Form 10-K was originally filed, the Registrant had a remaining maximum potential obligation under the put options to buy back 2,367,000 shares at a weighted average exercise price of $14.06 for an aggregate of $33.3 million. These put and call options are exercisable only at maturity and expire between April and May 2000. The Registrant has the right to settle the put options by physical settlement of the options or by net share settlement using shares of the Registrant's common stock. Under the call options remaining as of March 22, 2000, the Registrant has the right, but not the obligation, to purchase from the counterparty 1,183,500 shares of its common stock at an average price per share of $14.76 in 2000. The Registrant may, from time to time, enter into additional put and call option arrangements. During 1999, the Registrant purchased 1,536,000 shares of its common stock under the put options for $24.6 million. During 1999 and January 2000, put options for 1,798,000 shares expired. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

FORM 10-K/A

                            THERMO ELECTRON CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THERMO ELECTRON CORPORATION



                               By: /s/ Theo Melas-Kyriazi
                                   ------------------------------------------
                                   Theo Melas-Kyriazi
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)








Date: June 27, 2000