Form 10-Q
period 2000-07-01
THERMO ELECTRON CORP
filed 2000-08-14
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                          Commission File Number 1-8002

                           THERMO ELECTRON CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of                                       04-2209186
incorporation or organization)              (I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                                02454-9046
(Address of principal executive offices)                              (Zip Code)

      Registrant's telephone number, including area code: (781) 622-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                     Outstanding at July 28, 2000
      -----------------------------         ----------------------------
      Common Stock, $1.00 par value                 173,410,341

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                                      July 1,   January 1,
(In thousands)                                                                           2000         2000
--------------------------------------------------------------------------------   ----------   ----------

Current Assets:
 Cash and cash equivalents                                                         $  281,174   $  281,760
 Short-term available-for-sale investments at quoted market value
   (amortized cost of $292,799 and $545,639)                                          298,093      555,501
 Accounts receivable, less allowances of $32,378 and $33,699                          525,142      574,126
 Inventories:
   Raw materials and supplies                                                         191,499      177,153
   Work in process                                                                     72,106       66,746
   Finished goods                                                                     144,823      129,242
 Deferred tax asset                                                                   160,013      160,959
 Other current assets                                                                  70,628       54,370
 Net assets of discontinued operations (Note 9)                                       519,465      517,350
                                                                                   ----------   ----------

                                                                                    2,262,943    2,517,207
                                                                                   ----------   ----------

Property, Plant, and Equipment, at Cost                                               645,008      756,443
 Less:  Accumulated depreciation and amortization                                     212,655      245,796
                                                                                   ----------   ----------

                                                                                      432,353      510,647
                                                                                   ----------   ----------

Long-term Available-for-sale Investments, at Quoted Market Value
 (amortized cost of $35,850 and $38,064)                                               42,598       40,165
                                                                                   ----------   ----------


Other Assets                                                                          175,893      207,732
                                                                                   ----------   ----------

Cost in Excess of Net Assets of Acquired Companies (Note 9)                         1,583,985    1,227,335
                                                                                   ----------   ----------

Long-term Net Assets of Discontinued Operations (Note 9)                              648,747      678,756
                                                                                   ----------   ----------

                                                                                   $5,146,519   $5,181,842
                                                                                   ==========   ==========


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                                                      July 1,   January 1,
(In thousands except share amounts)                                                      2000         2000
--------------------------------------------------------------------------------   ----------   ----------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations            $  145,896   $  302,962
 Advance payable to affiliates                                                        162,162      115,009
 Accounts payable                                                                     135,655      156,573
 Accrued payroll and employee benefits                                                 86,014       89,184
 Accrued income taxes                                                                  55,769       85,407
 Deferred revenue                                                                      51,574       47,440
 Other accrued expenses (Notes 7 and 8)                                               254,870      269,774
                                                                                   ----------   ----------

                                                                                      891,940    1,066,349
                                                                                   ----------   ----------

Deferred Income Taxes and Other Deferred Items                                        159,781      163,063
                                                                                   ----------   ----------

Long-term Obligations:
 Senior convertible obligations                                                       172,500      172,500
 Senior notes                                                                         150,000      150,000
 Subordinated convertible obligations (Note 4)                                      1,184,033    1,209,305
 Other                                                                                 65,055       34,169
                                                                                   ----------   ----------

                                                                                    1,571,588    1,565,974
                                                                                   ----------   ----------

Minority Interest (Note 9)                                                             40,562      364,278
                                                                                   ----------   ----------

Common Stock of Subsidiary Subject to Redemption (at redemption value)                  7,692        7,692
                                                                                   ----------   ----------

Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 185,626,868
   and 167,432,776 shares issued                                                      185,627      167,433
 Capital in excess of par value                                                     1,523,884    1,052,837
 Retained earnings                                                                  1,083,052    1,041,968
 Treasury stock at cost, 12,611,369 and 10,955,798 shares                            (217,797)    (189,646)
 Deferred compensation                                                                 (6,779)      (3,190)
 Accumulated other comprehensive items (Note 2)                                       (93,031)     (54,916)
                                                                                   ----------   ----------

                                                                                    2,474,956    2,014,486
                                                                                   ----------   ----------

                                                                                   $5,146,519   $5,181,842
                                                                                   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                    ----------------------
                                                                                      July 1,      July 3,
(In thousands except per share amounts)                                                  2000         1999
--------------------------------------------------------------------------------    ---------    ---------

Revenues                                                                            $ 609,482    $ 632,166
                                                                                    ---------    ---------

Costs and Operating Expenses:
 Cost of revenues                                                                     333,763      350,983
 Selling, general, and administrative expenses                                        172,016      176,401
 Research and development expenses                                                     46,105       44,445
 Restructuring and other unusual costs (income), net (Note 8)                          (3,685)     154,942
                                                                                    ---------    ---------

                                                                                      548,199      726,771
                                                                                    ---------    ---------

Operating Income (Loss)                                                                61,283      (94,605)
Other Expense, Net (Note 3)                                                           (10,306)     (29,196)
                                                                                    ---------    ---------

Income (Loss) from Continuing Operations Before Income Taxes and Minority
 Interest                                                                              50,977     (123,801)
Income Tax (Provision) Benefit                                                        (20,612)      35,460
Minority Interest (Expense) Income                                                     (5,104)       1,990
                                                                                    ---------    ---------

Income (Loss) from Continuing Operations                                               25,261      (86,351)
Loss from Discontinued Operations (net of income taxes and minority interest
 of $97,700; Note 9)                                                                        -     (148,837)
                                                                                    ---------    ---------

Net Income (Loss)                                                                   $  25,261    $(235,188)
                                                                                    =========    =========

Earnings (Loss) per Share from Continuing Operations (Note 5):
 Basic                                                                              $     .16    $    (.55)
                                                                                    =========    =========

 Diluted                                                                            $     .16    $    (.55)
                                                                                    =========    =========

Earnings (Loss) per Share (Note 5):
 Basic                                                                              $     .16    $   (1.49)
                                                                                    =========    =========

 Diluted                                                                            $     .16    $   (1.49)
                                                                                    =========    =========

Weighted Average Shares (Note 5):
 Basic                                                                                156,018      158,010
                                                                                    =========    =========

 Diluted                                                                              157,767      158,010
                                                                                    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                   -----------------------
                                                                                      July 1,      July 3,
(In thousands except per share amounts)                                                  2000         1999
--------------------------------------------------------------------------------   ----------   ----------

Revenues                                                                           $1,208,411   $1,187,916
                                                                                   ----------   ----------

Costs and Operating Expenses:
 Cost of revenues                                                                     658,946      663,095
 Selling, general, and administrative expenses                                        345,698      330,593
 Research and development expenses                                                     94,551       82,477
 Restructuring and other unusual costs (income), net (Note 8)                         (11,385)     156,480
                                                                                   ----------   ----------

                                                                                    1,087,810    1,232,645
                                                                                   ----------   ----------

Operating Income (Loss)                                                               120,601      (44,729)
Other Expense, Net (Note 3)                                                           (31,478)     (37,252)
                                                                                   ----------   ----------

Income (Loss) from Continuing Operations Before Income Taxes, Minority
 Interest, and Extraordinary Item                                                      89,123      (81,981)
Income Tax (Provision) Benefit                                                        (37,340)      18,025
Minority Interest Expense                                                             (11,231)      (4,326)
                                                                                   ----------   ----------

Income (Loss) from Continuing Operations Before Extraordinary Item                     40,552      (68,282)
Loss from Discontinued Operations (net of income taxes and minority
 interest of $86,432; Note 9)                                                               -     (138,607)
                                                                                   ----------   ----------

Income (Loss) Before Extraordinary Item                                                40,552     (206,889)
Extraordinary Item (net of provision for income taxes of $333; Note 4)
                                                                                          532            -
                                                                                   ----------   ----------

Net Income (Loss)                                                                  $   41,084   $ (206,889)
                                                                                   ==========   ==========

Earnings (Loss) per Share from Continuing Operations Before Extraordinary
 Item (Note 5):
   Basic                                                                           $      .26   $     (.43)
                                                                                   ==========   ==========

   Diluted                                                                         $      .25   $     (.44)
                                                                                   ==========   ==========

Earnings (Loss) per Share (Note 5):
   Basic                                                                           $      .26   $    (1.31)
                                                                                   ==========   ==========

   Diluted                                                                         $      .25   $    (1.32)
                                                                                   ==========   ==========

Weighted Average Shares (Note 5):
   Basic                                                                              156,416      158,028
                                                                                   ==========   ==========

   Diluted                                                                            157,616      158,028
                                                                                   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                    ----------------------
                                                                                      July 1,      July 3,
(In thousands)                                                                           2000         1999
--------------------------------------------------------------------------------    ---------    ---------

Operating Activities:
 Net income (loss)                                                                  $  41,084    $(206,889)
 Loss from discontinued operations (Note 9)                                                 -      138,607
                                                                                    ---------    ---------

 Income (loss) from continuing operations                                              41,084      (68,282)
 Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                     49,923       56,309
     Noncash restructuring and other unusual costs, net (Note 8)                        2,342      147,319
     Provision for losses on accounts receivable                                        2,461        3,076
     Minority interest expense                                                         11,231        4,326
     Equity in losses of unconsolidated subsidiaries (Note 8)                          15,062       10,751
     Change in deferred income taxes                                                      806      (52,572)
     Gain on sale of businesses (Note 8)                                              (12,480)           -
     (Gain) loss on investments, net                                                   (6,372)         699
     Extraordinary item, net of income taxes (Note 4)                                    (532)           -
     Other noncash items, net                                                           3,793        9,259
     Other unusual income                                                              (9,291)           -
     Changes in current accounts, excluding the effects of acquisitions and dispositions:
         Accounts receivable                                                           26,611      (12,655)
         Inventories                                                                  (52,723)      (9,777)
         Other current assets                                                          (5,189)       1,350
         Accounts payable                                                             (15,063)       8,856
         Other current liabilities                                                    (44,225)     (36,791)
                                                                                    ---------    ---------

           Net cash provided by continuing operations                                   7,438       61,868
           Net cash provided by discontinued operations                                45,048       28,266
                                                                                    ---------    ---------

           Net cash provided by operating activities                                   52,486       90,134
                                                                                    ---------    ---------

Investing Activities:
 Acquisition of minority interests of subsidiaries (Note 9)                          (295,714)     (20,482)
 Proceeds from sale of businesses, net of cash divested (Note 8)                       44,917            -
 Acquisitions, net of cash acquired                                                   (10,117)    (331,374)
 Refund of acquisition purchase price                                                       -        4,074
 Purchases of available-for-sale investments                                         (175,636)    (378,151)
 Proceeds from sale of available-for-sale investments                                  96,759      275,486
 Proceeds from maturities of available-for-sale investments                           334,021      595,009


                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                    ----------------------
                                                                                      July 1,      July 3,
(In thousands)                                                                           2000         1999
---------------------------------------------------------------------------------   ---------    ---------

Investing Activities (continued):
 Purchases of property, plant, and equipment                                        $ (52,590)   $ (34,473)
 Proceeds from sale of property, plant, and equipment                                  19,583       10,169
 Proceeds from termination of power-sales agreement                                    69,573            -
 Advance from affiliates                                                               47,153        4,139
 (Increase) decrease in other assets                                                   (1,213)      10,828
 Other                                                                                  7,593       (5,650)
                                                                                    ---------    ---------

           Net cash provided by continuing operations                                  84,329      129,575
           Net cash provided by (used in) discontinued operations                      16,783      (46,357)
                                                                                    ---------    ---------

           Net cash provided by investing activities                                  101,112       83,218
                                                                                    ---------    ---------

Financing Activities:
 Net proceeds from issuance of long-term obligations                                   18,850       14,586
 Repayment of long-term obligations                                                  (147,937)     (10,671)
 Net proceeds from issuance of Company and subsidiary common stock                     12,328        5,516
 Purchases of Company and subsidiary common stock and subordinated
   convertible debentures                                                             (43,787)    (105,448)
 Increase (decrease) in short-term obligations                                          7,195      (10,384)
 Other                                                                                    609       (4,116)
                                                                                    ---------    ---------

           Net cash used in continuing operations                                    (152,742)    (110,517)
           Net cash provided by (used in) discontinued operations                       3,826      (56,489)
                                                                                    ---------    ---------

           Net cash used in financing activities                                     (148,916)    (167,006)
                                                                                    ---------    ---------

Exchange Rate Effect on Cash of Continuing Operations                                  (8,792)     (12,759)
Exchange Rate Effect on Cash of Discontinued Operations                                (4,212)      (3,393)
                                                                                    ---------    ---------

Decrease in Cash and Cash Equivalents                                                  (8,322)      (9,806)
Cash and Cash Equivalents at Beginning of Period                                      357,215      396,670
                                                                                    ---------    ---------

                                                                                      348,893      386,864

Cash and Cash Equivalents of Discontinued Operations at End of Period                 (67,719)     (92,640)
                                                                                    ---------    ---------

Cash and Cash Equivalents at End of Period                                          $ 281,174    $ 294,224
                                                                                    =========    =========

Noncash Activities:
 Fair value of assets of acquired companies                                         $  13,512    $ 571,741
 Cash paid for acquired companies                                                     (10,117)    (331,374)
                                                                                    ---------    ---------

   Liabilities assumed of acquired companies                                        $   3,395    $ 240,367
                                                                                    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 1, 2000, the results of operations for the three- and six-month periods ended July 1, 2000, and July 3, 1999, and the cash flows for the six-month periods ended July 1, 2000, and July
3, 1999. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect a decision to sell several of the Company's businesses, which have been presented as discontinued operations in the accompanying financial statements (Note 9). The consolidated balance sheet presented as of January 1, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange Commission (SEC).

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of 2000 and 1999, the Company had comprehensive income of $6.8 million and a comprehensive loss of $267.5 million, respectively. During the first six months of 2000 and 1999, the Company had comprehensive income of $8.2 million and a comprehensive loss of $268.9 million, respectively.

3.    Other Expense, Net

      The components of other expense, net, in the accompanying statement of operations are as follows:

                                                                Three Months Ended      Six Months Ended
                                                               -------------------    -------------------
                                                                July 1,    July 3,     July 1,    July 3,
(In thousands)                                                     2000       1999        2000       1999
------------------------------------------------------------   --------   --------    --------   --------

Interest Income                                                $  8,280   $ 10,048    $ 18,455   $ 24,221
Interest Expense                                                (21,638)   (24,655)    (44,678)   (49,112)
Equity in Losses of Unconsolidated Subsidiaries (Note 8)         (1,726)   (10,734)    (15,062)   (10,751)
Gain (Loss) on Investments, Net                                   2,907     (3,469)      6,372       (699)
Other Income (Expense), Net (Note 8)                              1,871       (386)      3,435       (911)
                                                               --------    -------    --------   --------

                                                               $(10,306)  $(29,196)   $(31,478)  $(37,252)
                                                               ========   ========    ========   ========

4.    Extraordinary Item

      During the first quarter of 2000, the Company repurchased $7.3 million principal amount of its 4 1/4% subordinated convertible debentures for $6.4 million in cash, resulting in an extraordinary gain of $0.5 million, net of taxes of $0.3 million.

                           THERMO ELECTRON CORPORATION

5.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                             Three Months Ended       Six Months Ended
                                                            ---------------------   ---------------------
                                                              July 1,     July 3,     July 1,     July 3,
(In thousands except per share amounts)                          2000        1999        2000        1999
---------------------------------------------------------   ---------   ---------   ---------   ---------

Basic
Income (Loss) from Continuing Operations Before
 Extraordinary Item                                         $  25,261   $ (86,351)  $  40,552   $ (68,282)
Loss from Discontinued Operations                                   -    (148,837)          -    (138,607)
Extraordinary Item                                                  -           -         532           -
                                                            ---------   ---------   ---------   ---------

Net Income (Loss)                                           $  25,261   $(235,188)  $  41,084   $(206,889)
                                                            ---------   ---------   ---------   ---------

Weighted Average Shares                                       156,018     158,010     156,416     158,028
                                                            ---------   ---------   ---------   ---------

Basic Earnings (Loss) per Share:
 Continuing operations before extraordinary item            $     .16   $    (.55)  $     .26   $    (.43)
 Discontinued operations                                            -        (.94)          -        (.88)
 Extraordinary item                                                 -           -           -           -
                                                            ---------   ---------   ---------   ---------

                                                            $     .16   $   (1.49)  $     .26   $   (1.31)
                                                            =========   =========   =========   =========

Diluted
Income (Loss) from Continuing Operations Before
 Extraordinary Item                                         $  25,261   $ (86,351)  $  40,552   $ (68,282)
Effect of Majority-owned Subsidiaries' Dilutive
 Securities - Continuing Operations                              (480)       (651)     (1,358)     (1,209)
                                                            ---------   ---------   ---------   ---------

Income (Loss) from Continuing Operations Before
 Extraordinary Item Available to Common Shareholders,
 as Adjusted                                                   24,781     (87,002)     39,194     (69,491)
Loss from Discontinued Operations                                   -    (148,837)          -    (138,607)
Effect of Majority-owned Subsidiaries' Dilutive
 Securities - Discontinued Operations                               -         (28)          -        (279)
Extraordinary Item                                                  -           -         532           -
                                                            ---------   ---------   ---------   ---------

Income (Loss) Available to Common Shareholders,
 as Adjusted                                                $  24,781   $(235,867)  $  39,726   $(208,377)
                                                            ---------   ---------   ---------   ---------


Weighted Average Shares                                       156,018     158,010     156,416     158,028
Effect of Stock Options                                         1,749           -       1,200           -
                                                            ---------   ---------   ---------   ---------

Weighted Average Shares, as Adjusted                          157,767     158,010     157,616     158,028
                                                            ---------   ---------   ---------   ---------

Diluted Earnings (Loss) per Share:
 Continuing operations before extraordinary item            $     .16   $    (.55)  $     .25   $    (.44)
 Discontinued operations                                            -        (.94)          -        (.88)
 Extraordinary item                                                 -           -           -           -
                                                            ---------   ---------   ---------   ---------

                                                            $     .16   $   (1.49)  $     .25   $   (1.32)
                                                            =========   =========   =========   =========

                           THERMO ELECTRON CORPORATION

5.    Earnings (Loss) per Share (continued)

      Options to purchase 5,642,000 and 11,952,000 shares of common stock for the second quarter of 2000 and 1999, respectively, and 6,024,000 and 10,780,000 shares of common stock for the first six months of 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

      The computation of diluted earnings per share for all periods presented excludes the effect of assuming the conversion of the Company's $562 million principal amount 4 1/4% subordinated convertible debentures, convertible at $37.80 per share, because the effect would be antidilutive.

6.    Business Segment Information

                                                             Three Months Ended       Six Months Ended
                                                           ----------------------  -----------------------
                                                              July 1,     July 3,     July 1,      July 3,
(In thousands)                                                   2000        1999        2000         1999
--------------------------------------------------------   ----------  ----------  ----------   ----------

Revenues:
   Life Sciences                                           $  187,047  $  192,141  $  377,877   $  374,273
   Optical Technologies                                       204,637     195,961     401,442      372,782
   Measurement and Control                                    194,550     202,139     382,594      362,637
   Power Generation                                            26,367      45,403      52,316       86,439
   Intersegment (a)                                            (3,119)     (3,478)     (5,818)      (8,215)
                                                           ----------  ----------  ----------   ----------

                                                           $  609,482  $  632,166  $1,208,411   $1,187,916
                                                           ==========  ==========  ==========   ==========

Income (Loss) from Continuing Operations Before Income
 Taxes, Minority Interest, and Extraordinary Item:
   Life Sciences                                           $   23,259  $   29,092  $   52,266   $   56,331
   Optical Technologies (b)                                    20,382      18,738      50,747       35,687
   Measurement and Control (c)                                 19,384     (18,324)     30,123       (8,751)
   Power Generation (d)                                         4,878    (115,249)      7,421     (111,184)
                                                           ----------  ----------  ----------   ----------

     Total segment income (loss) (e)                           67,903     (85,743)    140,557      (27,917)
   Corporate and Other (f)                                    (16,926)    (38,058)    (51,434)     (54,064)
                                                           ----------  ----------  ----------   ----------

                                                           $   50,977  $ (123,801) $   89,123   $  (81,981)
                                                           ==========  ==========  ==========   ==========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other unusual income of $12.4 million in the first six months of 2000 and restructuring and other unusual costs of $0.1 million, $0.2 million, and $1.5 million in the second quarter of 2000 and 1999 and first six months of 1999, respectively. Also includes charges of
    $1.8 million and $3.2 million in the second quarter and first six months of 1999, respectively, for the sale of inventories revalued in connection with an acquisition.
(c) Includes restructuring and other unusual income, net, of $0.6 million and $0.4 million in the second quarter and first six months of 2000, respectively, and restructuring and other unusual costs of
    $30.1 million in the second quarter and first six months of 1999. Also includes charges of $1.2 million and $4.4 million in the second quarter and first six months of 1999, respectively, for the sale of inventories revalued in connection with an acquisition and inventory provisions.
(d) Includes restructuring and other unusual income, net, of $2.1 million and $2.4 million in the second quarter and first six months of 2000, respectively, and restructuring and other unusual costs of
    $124.3 million in the second quarter and first six months of 1999.


                           THERMO ELECTRON CORPORATION

6.    Business Segment Information (continued)

(e) Segment income is operating income before corporate charges.
(f) Includes corporate general and administrative expenses, other income and expense, and restructuring and other unusual costs, net, of $0.3 million, $3.8 million, and $0.6 million in the second quarter of 1999 and the first six months of 2000 and 1999, respectively. The results for the second quarter of 2000 include restructuring and other unusual income, net, of $1.1 million.

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

      A summary of the changes in accrued acquisition expenses for acquisitions completed before and during 1997 is as follows:

                                                1997 Acquisitions
                                     ---------------------------------------
                                                  Abandonment          Other
                                                    of Excess                      Pre-1997
(In thousands)                       Severance     Facilities                  Acquisitions          Total
----------------------------------   ---------    -----------         ------   ------------         ------

Balance at January 1, 2000              $   23         $1,420         $  248         $7,437         $9,128
 Usage                                      (7)           (30)             -           (571)          (608)
 Currency translation                       (5)           (79)           (15)          (440)          (539)
                                        ------         ------         ------         ------         ------

Balance at July 1, 2000                 $   11         $1,311         $  233         $6,426         $7,981
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

                           THERMO ELECTRON CORPORATION

7.    Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 1998 is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
-------------------------------------------------   ---------    -----------         ------         ------

Balance at January 1, 2000                             $  281         $1,185         $   83         $1,549
 Usage                                                    (52)          (281)           (44)          (377)
 Decrease recorded to cost in excess of net                (1)           (94)           (39)          (134)
   assets of acquired companies
 Currency translation                                     (10)           (64)             -            (74)
                                                       ------         ------         ------         ------

Balance at July 1, 2000                                $  218         $  746         $    -         $  964
                                                       ======         ======         ======         ======

      The remaining accrued acquisition expenses for 1998 acquisitions primarily represent lease obligations for two operating facilities in North America with leases expiring in 2001 and severance payable primarily in 2000.

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 1999 is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
-------------------------------------------------   ---------    -----------         ------         ------

Balance at January 1, 2000                            $ 5,262        $ 1,173        $ 2,333        $ 8,768
 Reserves established                                     101             55              -            156
 Usage                                                 (1,621)          (169)          (484)        (2,274)
 Decrease due to finalization of                         (404)             -            (20)          (424)
   restructuring plans, recorded as a
   decrease to cost in excess of net assets
   of acquired companies
 Currency translation                                     (96)           (64)           (41)          (201)
                                                      -------        -------        -------        -------

Balance at July 1, 2000                               $ 3,242        $   995        $ 1,788        $ 6,025
                                                      =======        =======        =======        =======

      The principal accrued acquisition expenses for 1999 acquisitions are severance for approximately 175 employees across all functions and for abandoned facilities, primarily at Spectra-Physics AB. The abandoned facilities at Spectra-Physics include operating facilities in Sweden, Germany, and France with obligations through 2000. The amounts captioned as "other" primarily represent relocation, contract termination, and other exit costs. The Company expects to pay amounts accrued for severance and other through 2001 and amounts accrued for abandoned facilities over the respective lease terms. Of the total reserves at July 1, 2000, $1.9 million relates to the Spectra Precision businesses and will not be paid as a result of the sale of these businesses (Note 11). The Company finalized its restructuring plans for Spectra-Physics in 1999. Unresolved matters at July 1, 2000, included completion of planned severances and abandonment of excess facilities for other acquisitions completed in 1999. Such matters will be resolved no later than one year from the respective acquisition dates.

                           THERMO ELECTRON CORPORATION

7.    Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 2000 is as follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                     Severance     Facilities          Total
----------------------------------------------------------------   ---------    -----------          -----

 Reserves established                                                   $ 80           $ 45           $125
                                                                        ----           ----           ----

Balance at July 1, 2000                                                 $ 80           $ 45           $125
                                                                        ====           ====           ====

8.    Restructuring and Other Unusual Costs (Income), Net

      The Company's continuing operations recorded charges (income) by segment for the second quarter of
2000 as follows:


(In thousands)                           Optical   Measurement          Power
                                    Technologies   and Control     Generation      Corporate         Total
---------------------------------   ------------   -----------     ----------      ---------       -------

Restructuring and Other Unusual
 Costs (Income), Net                     $    53       $  (584)       $(2,091)       $(1,063)      $(3,685)
Equity in Losses of
 Unconsolidated Subsidiaries               1,838             -              -              -         1,838
Other Income, Net                         (1,757)            -              -              -        (1,757)
                                         -------       -------        -------        -------       -------

                                         $   134       $  (584)       $(2,091)       $(1,063)      $(3,604)
                                         =======       =======        =======        =======       =======

      The Company's continuing operations recorded charges (income) by segment for the first six months of 2000 as follows:

(In thousands)                           Optical   Measurement          Power
                                    Technologies   and Control     Generation      Corporate          Total
--------------------------------   -------------   -----------     ----------      ---------       --------

Restructuring and Other Unusual
 Costs (Income), Net                    $(12,423)     $   (361)      $ (2,403)      $  3,802       $(11,385)
Equity in Losses of
 Unconsolidated Subsidiaries              15,232             -              -              -         15,232
Other Income, Net                         (3,470)            -              -              -         (3,470)
                                        --------      --------       --------       --------       --------

                                        $   (661)     $   (361)      $ (2,403)      $  3,802       $    377
                                        ========      ========       ========       ========       ========

                           THERMO ELECTRON CORPORATION

8.    Restructuring and Other Unusual Costs (Income), Net (continued)

      The components of restructuring and related costs by segment are as follows:

Optical Technologies
--------------------

      The Optical Technologies segment recorded $0.1 million of restructuring costs in the second quarter of 2000 related to an abandoned facility. In the first quarter of 2000, this segment recorded $12.4 million of unusual income resulting from the sale of Thermo Instrument Systems Inc.'s Nicolet Imaging
Systems (NIS) and Sierra Research and Technology, Inc. (SRT) subsidiaries. The businesses manufacture products that include imaging systems used in assembling complex printed circuit boards and in airbag manufacturing. NIS and SRT were sold for aggregate proceeds of $40.0 million and had aggregate revenues and operating income of $28.3 million and $2.2 million, respectively, in 1999. These units were sold due to a consolidation trend among manufacturers of test equipment in the markets these businesses serve. The Company has decided to focus on growth in other sectors of the instruments market. The segment also recorded noncash charges of $13.4 million and $1.8 million in the first and second quarters of 2000, respectively, associated with its equity method investment in FLIR Systems, Inc., acquired as part of the February 1999 acquisition of Spectra-Physics. The segment records FLIR's results on a one-quarter lag. FLIR recorded significant charges in its fourth quarter of 1999 and an operating loss in the first quarter of 2000. The charges represent the Company's pro rata share of FLIR's loss and were recorded to equity in losses of unconsolidated subsidiaries, a component of other expense, in the accompanying statement of operations. In addition, the Optical Technologies segment recorded other noncash income of $1.7 million and $1.8 million in the first and second quarters of 2000, respectively, related to hedging transactions of its majority-owned Spectra-Physics Lasers, Inc. (SPLI) subsidiary, which elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 133,
"Accounting for Derivative Instruments and Hedging Activities." The segment also reversed $0.1 million of previously established restructuring reserves during the first quarter of 2000.

Measurement and Control
-----------------------

      The Measurement and Control segment had unusual income of $0.7 million in the second quarter of 2000, primarily representing a gain on the termination of a lease, and $0.1 million of restructuring costs for employee retention. In the first quarter of 2000, the Measurement and Control segment recorded $0.2 million of restructuring and unusual costs for employee retention costs for a business unit that was sold. The unit was part of the power electronics and test equipment business that is held for sale. The segment expects to complete the sale of the remaining units of this business during the second half of 2000.

Power Generation
----------------

      The Power Generation segment recorded restructuring and unusual income, net, of $2.1 million in the second quarter of 2000. Thermo Ecotek Corporation had a gain of $2.7 million from factoring a portion of a stream of payments it was to have received from a utility in connection with the 1999 termination of the power-sales agreement for its Delano plants. In 1999, when Thermo Ecotek decided to terminate the agreement, it recorded a $47.5 million charge for impairment of the facility. The factoring gain represents a revision to the estimate of impairment recorded in 1999. Thermo Ecotek also recorded a gain of $0.2 million in the second quarter of 2000 related to the sale of its coal-beneficiation plant and termination of its relationship with its former partner in the plant. This unusual income was offset in part by a charge of $0.5 million for contract obligations that arose as a result of the closure of Thermo
Ecotek's gas marketing business, discussed below, and $0.3 million of employee retention and severance costs.

      The Power Generation segment recorded unusual income of $2.0 million in the first quarter of 2000, representing a gain on the sale of Thermo Ecotek's
Gorbell facility in Maine. This segment also had restructuring costs of $1.7 million in the first quarter of 2000. This amount included $1.0 million of severance for 45 employees, 8

                           THERMO ELECTRON CORPORATION

8.    Restructuring and Other Unusual Costs (Income), Net (continued)

of whom were terminated in the first six months of 2000, $0.6 million of noncash charges associated with the closing of Thermo Ecotek's gas marketing business, and $0.1 million for employee retention costs. The gas marketing costs include a write-off of $0.3 million of cost in excess of net assets of acquired companies and $0.3 million of capitalized development costs. Thermo Ecotek determined that its gas marketing business was a noncore business.

Corporate
---------

      The Company recorded $1.1 million of restructuring and unusual income, net, at its corporate office in the second quarter of 2000. This amount includes a gain of $3.8 million from the sale of an office building adjacent to the Company's corporate headquarters. In addition, the Company had $1.9 million of investment banking, legal, and consulting fees associated with its reorganization plan. The Company also recorded $0.1 million of severance for 2 employees and $0.7 million of employee retention costs that are being accrued ratably over the period through which the employees must work to qualify for a payment.

      The Company also recorded $4.9 million of restructuring and unusual costs in its corporate office during the first quarter of 2000. These costs included
$2.8 million of investment banking, consulting, and legal fees associated with the Company's reorganization plan, a $1.2 million noncash charge primarily related to modification of the term of certain stock options of the Company's former chairman, and $0.9 million of employee retention costs.

General
-------

      During 1998 and 1999, the Company announced restructuring actions that included plans for the termination of 729 employees. As of January 1, 2000, the Company had terminated 717 employees. The restructuring actions in 2000 included plans for the termination of an additional 47 employees. During the first six months of 2000, the Company terminated 20 employees.

      The following tables summarize the cash components of the Company's restructuring plans. The noncash components and other amounts reported as restructuring and other unusual costs (income), net in the accompanying statement of operations have been summarized in the notes to the tables. Accrued restructuring costs for the Company's continuing operations are included in other accrued expenses in the accompanying balance sheet.

                           THERMO ELECTRON CORPORATION

8.    Restructuring and Other Unusual Costs (Income), Net (continued)

Continuing Operations

                                                                 Abandonment
                                                      Employee     of Excess
(In thousands)                        Severance      Retention    Facilities          Other          Total
-----------------------------------   ---------      ---------   -----------        -------        -------

1998 Restructuring Plans
 Balance at January 1, 2000             $   893       $      -       $   224        $   565        $ 1,682
   Costs incurred in 2000                     -              -            54              -             54
   Usage                                   (634)             -           (54)             -           (688)
   Reserves reversed                          -              -           (84)             -            (84)
   Currency translation                     (29)             -            (2)           (32)           (63)
                                        -------       --------       -------        -------        -------

 Balance at July 1, 2000                $   230       $      -       $   138        $   533        $   901
                                        =======       ========       =======        =======        =======

1999 Restructuring Plans
 Balance at January 1, 2000             $ 3,840       $      -       $   324        $ 6,348        $10,512
   Usage                                 (2,628)             -             -           (950)        (3,578)
   Reserves reversed                         (6)             -             -              -             (6)
   Reserves of businesses sold                -              -          (324)        (3,345)        (3,669)
                                        -------       --------       -------        -------        -------

 Balance at July 1, 2000                $ 1,206       $      -       $     -        $ 2,053        $ 3,259
                                        =======       ========       =======        =======        =======

2000 Restructuring Plans
   Costs incurred in 2000 (a)           $ 1,135       $  2,277       $     -        $ 4,667        $ 8,079
   Usage                                   (476)          (264)            -         (4,667)        (5,407)
   Currency translation                       -             (1)            -              -             (1)
                                        -------       --------       -------        -------        -------

 Balance at July 1, 2000                $   659       $  2,012       $     -        $     -        $ 2,671
                                        =======       ========       =======        =======        =======

(a) Reflects restructuring costs of $0.3 million, $1.4 million, and $6.4 million in the Measurement and
    Control and Power Generation segments and the corporate headquarters, respectively. Excludes noncash charges of $1.2 million in the corporate headquarters. Also excludes unusual income of $12.4 million,
    $0.7 million, $3.8 million, and $3.8 million in the Optical Technologies, Measurement and Control,
    and Power Generation segments and the corporate headquarters, respectively.

      The Company's continuing operations expect to pay accrued restructuring costs as follows: severance, primarily in 2000; employee retention obligations, primarily in 2001 and January 2002; abandoned-facility payments, over lease terms expiring through 2000; and other costs, which represent fuel contract cancellation and pension termination costs, through 2001.

                           THERMO ELECTRON CORPORATION

8.    Restructuring and Other Unusual Costs (Income), Net (continued)

Discontinued Operations

                                                                 Abandonment
                                                      Employee     of Excess
(In thousands)                        Severance      Retention    Facilities          Other          Total
-----------------------------------   ---------      ---------   -----------        -------        -------

1998 Restructuring Plans
 Balance at January 1, 2000             $   198        $     -       $ 1,580        $     -        $ 1,778
   Usage                                   (113)             -           (59)             -           (172)
   Reserves of businesses sold              (34)             -          (666)             -           (700)
   Currency translation                      (8)             -             -              -             (8)
                                        -------        -------       -------        -------        -------

 Balance at July 1, 2000                $    43        $     -       $   855        $     -        $   898
                                        =======        =======       =======        =======        =======

1999 Restructuring Plans
 Balance at January 1, 2000             $ 2,682        $     -       $19,000        $ 9,743        $31,425
   Costs incurred in 2000 by
     discontinued operations              2,097             54           411            680          3,242
   Usage                                 (1,317)           (54)         (635)        (2,357)        (4,363)
   Reserves reversed                        (11)             -        (7,116)             -         (7,127)
   Reserves of businesses sold              (62)             -        (1,650)             -         (1,712)
   Currency translation                     (80)             -          (134)          (191)          (405)
                                        -------        -------       -------        -------        -------

 Balance at July 1, 2000                $ 3,309        $     -       $ 9,876        $ 7,875        $21,060
                                        =======        =======       =======        =======        =======

2000 Restructuring Plans
   Costs incurred in 2000 by
     discontinued operations            $    99        $ 2,710       $     -        $    77        $ 2,886
   Usage                                    (99)           (25)            -            (77)          (201)
                                        -------        -------       -------        -------        -------

 Balance at July 1, 2000                $     -        $ 2,685       $     -        $     -        $ 2,685
                                        =======        =======       =======        =======        =======

      The Company's ThermoLase Corporation subsidiary negotiated a favorable resolution of certain lease obligations during the first six months of 2000 and reversed $7.1 million of reserves related to such obligations. The reversal did not affect the Company's results of operations due to its treatment of ThermoLase as a discontinued operation. The Company's discontinued operations expect to pay accrued restructuring costs as follows: severance, primarily in 2000; employee retention obligations, in 2000 and 2001; abandoned-facility payments, over lease terms expiring through 2014; and other costs, which principally include land reclamation liabilities and contract termination costs, primarily in 2000.

9.    Reorganization and Discontinued Operations

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

                           THERMO ELECTRON CORPORATION

9.    Reorganization and Discontinued Operations (continued)

Continuing Operations

      In addition to the majority-owned subsidiaries the Company had previously announced its intention to repurchase, the Company announced its intention to repurchase the publicly traded shares it did not already own in Thermo Optek
Corporation, ThermoQuest Corporation, Thermo BioAnalysis Corporation, Metrika
Systems Corporation, ONIX Systems Inc., Thermo Instrument, and Thermedics Inc.
The Company also announced the terms of its previously announced repurchases of Thermo Sentron, Thermedics Detection, and Thermo Ecotek.

      During the second quarter of 2000, Thermo Instrument successfully completed cash tender offers of $28.00 per share for Thermo BioAnalysis, $9.00 per share for Metrika Systems, and $9.00 per share for ONIX Systems in order to bring its and the Company's collective ownership of these businesses to at least
90%. Subsequently, Thermo Instrument completed the acquisition of the outstanding minority interest in each of these companies through short-form mergers at the same prices as the tender offers, and their common stock has ceased to be publicly traded. Because Thermo Instrument owned more than 90% of the outstanding shares of Thermo Optek and ThermoQuest common stock, each of these companies were repurchased through short-form mergers at $15.00 and $17.00 per share, respectively, during the second quarter of 2000, and their common stock has ceased to be publicly traded.

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

      On June 30, 2000, the Company completed exchange offers for Thermo
Instrument and Thermedics in which shares of Company common stock were offered to Thermo Instrument and Thermedics shareholders in exchange for their shares in order to bring the Company's ownership in each of these subsidiaries to at least
90%. The exchange ratio for Thermo Instrument was 0.85 shares of Company common stock for each share of Thermo Instrument common stock, and the exchange ratio for Thermedics was 0.45 shares of Company common stock for each share of Thermedics common stock. Subsequently, Thermo Instrument and Thermedics were spun into the Company through short-form mergers at the same exchange ratios that were offered in the exchange offers and their common stock has ceased to be publicly traded. In connection with these transactions, the Company issued approximately 17.3 million shares of its common stock valued at $363.7 million.
The Company expects to issue an additional 5.2 million shares of its common stock for the mergers of Thermo Ecotek, Thermo TerraTech Inc., ThermoTrex
Corporation, and ThermoLase, described below.

      Because the Company owned more than 90% of the outstanding shares of Thermo Ecotek, the Company repurchased Thermo Ecotek through a short-form merger. Thermo Ecotek shareholders received 0.431 shares of Company common stock for each share of Thermo Ecotek common stock held. This transaction was completed on August 10, 2000. Following the merger, the common stock of Thermo
Ecotek ceased to be publicly traded. Although it is no longer a core business under the reorganization plan, Thermo Ecotek will remain within the Company while the Company continues to evaluate how to best exit the business while maximizing shareholder value.

      As a result of the completion of the repurchases and exchange offers described above, the Company has recorded an increase in cost in excess of net assets of acquired companies of approximately $400 million as of July 1, 2000.
This asset is being amortized principally over 40 years. In addition, the stock options of the subsidiaries were converted into stock options that are exercisable into 13.3 million shares of Company common stock. As a result of the completion of the exchange offers for Thermo Instrument and Thermedics, $466.9 million principal amount of subordinated convertible obligations of these subsidiaries became subordinated obligations convertible into common stock of the Company.

                           THERMO ELECTRON CORPORATION

9.    Reorganization and Discontinued Operations (continued)

Discontinued Operations

      In October 1999, Thermo TerraTech entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire all of Thermo TerraTech's outstanding shares of common stock not already owned by the Company in exchange for a number of shares of the Company's common stock to be determined based upon the average closing price of the Company's common stock during the 20 trading days ending five days prior to the effective date of the merger. Under the agreement, as amended, Thermo TerraTech shareholders would receive Company common stock valued between $7.50 and $9.25 per share of Thermo
TerraTech common stock. However, the Company may elect to terminate the agreement if it is required to issue more than 1.8 million shares of its common stock in this transaction. Following this merger, Thermo TerraTech's common stock would cease to be publicly traded. The merger of Thermo TerraTech is expected to be completed during the third quarter of 2000.

      The Company successfully completed its mergers with ThermoRetec
Corporation and The Randers Killam Group Inc., pursuant to which the Company acquired, for $7.00 and $4.50 per share in cash, respectively, all of the outstanding shares of common stock of ThermoRetec and Randers Killam not already owned by Thermo TerraTech or the Company. The common stock of ThermoRetec and Randers Killam has ceased to be publicly traded.

      On August 14, 2000, the Company completed its merger with ThermoLase pursuant to which the Company acquired all of ThermoLase's outstanding shares of common stock not already owned by ThermoTrex or the Company in exchange for Company common stock at a ratio of 0.132 shares of Company common stock for each share of ThermoLase common stock. Following the merger, the common stock of ThermoLase ceased to be publicly traded. In addition, under the agreement, units of ThermoLase were modified so that each unit consists of a fractional share of Company common stock, which is redeemable in April 2001 for $20.25.

      On August 14, 2000, the Company completed its merger with ThermoTrex pursuant to which the Company acquired all of ThermoTrex's outstanding shares of common stock not already owned by the Company in exchange for Company common stock at a ratio of 0.5503 shares of Company common stock for each share of ThermoTrex common stock. Following the merger, the common stock of ThermoTrex ceased to be publicly traded.

      The spinoffs of Thermo Fibertek and the medical products company will require a favorable ruling by the Internal Revenue Service regarding tax treatment of the transactions, review by the SEC of necessary filings related to the medical products company, final Company Board of Directors actions, and other customary conditions.

Discontinued Operations

      The Company has also announced its intention to sell several of its businesses. These businesses, together with certain businesses to be spun off, constitute the Company's former Biomedical and Emerging Technologies and Resource Recovery segments as well as the Company's environmental businesses and Thermo Power Corporation. In accordance with the provisions of Accounting
Principles Board (APB) Opinion No. 30 concerning reporting the effects of disposal of a segment of a business, the Company has classified the results of these businesses, as well as the results of the businesses being spun off as dividends (collectively, "the discontinued businesses"), as discontinued in the accompanying statement of operations. In addition, the net assets of the discontinued businesses were classified as net assets of discontinued operations in the accompanying balance sheet. Current net assets of discontinued operations primarily consist of cash, inventories, and accounts receivable net of certain liabilities, primarily accrued expenses and accounts payable. Long-term net assets of discontinued operations primarily consist of machinery and equipment and cost in excess of net assets of acquired companies. In addition, long-term net assets of discontinued operations reflect subordinated convertible debentures of Thermo Cardiosystems Inc. and Thermo Fibertek.

                           THERMO ELECTRON CORPORATION

9.    Reorganization and Discontinued Operations (continued)

      Summary operating results of the discontinued businesses were as follows:

                                                                                       Three          Six
                                                                                      Months       Months
                                                                                       Ended        Ended
(In thousands)                                                                   July 3,1999  July 3,1999
------------------------------------------------------------------------------   ------------ -----------

Revenues                                                                          $  460,174   $  913,962
Costs and Expenses                                                                   706,711    1,139,001
                                                                                  ----------   ----------

Loss from Discontinued Operations Before Income Taxes and Minority Interest         (246,537)    (225,039)
Income Tax Benefit                                                                    52,172       38,708
Minority Interest Income                                                              45,528       47,724
                                                                                  ----------   ----------

Loss from Discontinued Operations                                                 $ (148,837)  $ (138,607)
                                                                                  ==========   ==========

      During the second quarter and first six months of 2000, the Company's discontinued operations had revenues of $405.0 million and $805.7 million, respectively, and net income of $12.9 million and $37.0 million, respectively.
During the second quarter and first six months of 2000, the discontinued operations received proceeds of $16.6 million and $105.7 million, respectively, net of cash divested, from the sale of businesses. While there can be no assurance as to the timing of the sale of any particular business, the Company expects to complete the sale of the remaining businesses by the end of 2000. The
Company expects to complete the spinoffs of Thermo Fibertek and the medical products company by early 2001.

10.   Recent Accounting Pronouncement

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101,
"Revenue Recognition in Financial Statements." SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting as of January 2, 2000. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.

11.   Subsequent Event

      On July 14, 2000, Thermo Instrument completed the sale of its wholly owned
Spectra Precision businesses to Trimble Navigation Limited for approximately
$214 million in cash and $80 million in seller debt financing, subject to a post-closing adjustment. The note from the buyer calls for repayment in two equal annual installments beginning in July 2001 and carries interest at 10%.
The note has provisions that require earlier repayment under certain conditions.
Spectra Precision, part of the Measurement and Control segment, was acquired in February 1999 as part of Spectra-Physics and provides the construction, surveying, and heavy machine industries with precision positioning equipment.
These businesses were sold as part of an effort to focus on potentially higher-growth opportunities in the Life Sciences and Optical Technologies segments.

                           THERMO ELECTRON CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" in the Company's Amendment No. 2 to Registration Statement on Form S-4 [Reg. No.
333-35478], filed with the Securities and Exchange Commission on June 27, 2000.

Results of Operations

Second Quarter 2000 Compared With Second Quarter 1999
-----------------------------------------------------

Continuing Operations

      Sales in the second quarter of 2000 were $609.5 million, a decrease of $22.7 million, or 4%, from the second quarter of 1999. Excluding the results of the Power Generation segment, for which the Company is evaluating alternatives for exiting this business, revenues decreased $3.6 million. Excluding the effect of acquisitions, divestitures, foreign currency, and the results of the Power
Generation segment, revenues increased $22.7 million, or 4%.

      Operating income was $61.3 million in 2000, compared with a loss of $94.6 million in 1999. Income from continuing operations was $25.3 million in 2000, compared with a loss of $86.4 million in 1999. The 1999 period included significant restructuring costs. Segment income is operating income before corporate charges. Segment income increased to $67.9 million in 2000 from a loss of $85.7 million in 1999. Segment income decreased to $65.3 million in 2000 from $71.9 million in 1999, excluding restructuring and unusual income, net, of $2.6 million in 2000, restructuring and related costs of $154.7 million in 1999, and a charge for the sale of inventories revalued at the date of acquisition and inventory provisions of $3.0 million, also in 1999. The restructuring costs and unusual items in both periods are discussed below. Excluding the results of the Power Generation segment and these unusual items, segment income was relatively flat at $62.5 million in 2000 and $62.8 million in 1999 and segment income margin was unchanged at 10.7%.

Life Sciences
-------------

      Sales from the Life Sciences segment decreased $5.1 million to $187.0 million in the second quarter of 2000. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, decreased revenues by $7.8 million in 2000. Sales increased $1.2 million due to acquisitions.
Excluding the effect of acquisitions and currency translation, revenues increased by $1.5 million. Sales of biosciences products increased $4.1 million, reflecting higher demand for immunoassay testing and Multiblock deoxyribonucleic acid (DNA) amplification products. This increase was offset in part by lower revenues from laboratory information management systems. Revenues from laboratory information management systems decreased due to lower demand that the Company believes is attributable in part to completion of year-2000 compliance projects in 1999.

      Segment income margin (segment income divided by revenues) decreased to 12.4% in 2000 from 15.1% in 1999. Approximately half of the decrease in segment income margin was due to a decrease in sales of laboratory information management systems, which have a higher profit margin than the segment's other products. In addition, segment income margin was negatively affected by expansion of the sales and service organization and consolidation of the principal operating units of the segment's biosciences products, as well as completion of research and development and production startup costs in connection with the launch of an automated clinical sample transportation system.

                           THERMO ELECTRON CORPORATION

Second Quarter 2000 Compared With Second Quarter 1999 (continued)
-----------------------------------------------------

Optical Technologies
--------------------

      Sales from the Optical Technologies segment increased $8.7 million to $204.6 million in the second quarter of 2000. Sales decreased $6.6 million due to dispositions, net of acquisitions. The dispositions primarily included the segment's Nicolet Imaging Systems (NIS) and Sierra Research and Technology, Inc.
(SRT) businesses that were sold in March 2000. These units were sold due to a consolidation trend among manufacturers of test equipment in the markets these businesses serve. The Company has decided to focus on growth in other sectors of the instruments market. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, decreased revenues by $5.7 million in 2000.
Excluding the effect of acquisitions, dispositions, and currency translation, revenues increased $21.0 million. The increase in revenues was due in part to $7.4 million of increased demand from original equipment manufacturers (OEM) customers for semiconductor-based lasers as well as $4.9 million of higher sales of physical properties products due to an increase in demand from the semiconductor industry, which is experiencing renewed growth after a downturn in the first half of 1999. Revenues from photonics products increased $5.5 million, primarily due to strong demand for gratings and other optical components used in systems for semiconductor manufacturers and in telecommunications. In addition, higher demand for spectroscopy products was offset in part by lower sales of test and measurement products due to competitive pressures. The Company is considering divestiture of its test and measurement business.

      Segment income margin was 10.0% in 2000 and 9.6% in 1999. Excluding restructuring costs of $0.1 million in 2000 and restructuring and unusual charges of $2.0 million in 1999, segment income margin decreased to 10.0% in 2000 from 10.6% in 1999. The decrease resulted from lower profitability from spectroscopy instruments due to price competition at certain of the segment's elemental analysis businesses. The decrease in segment income margin was offset in part by higher profitability from increased sales of photonics and physical properties products. The segment's spectroscopy businesses reduced headcount by 32 permanent employees and 11 temporary employees in July 2000 in an effort to lower operating costs. This segment will incur approximately $0.4 million of severance costs in the third quarter of 2000 as a result of this action. The restructuring costs of $0.1 million in 2000 represents abandoned-facility costs.
The unusual charges in 1999 included a charge of $1.8 million for the sale of inventories revalued at the date of acquisition and $0.2 million of facility closing costs and severance associated with a restructuring plan undertaken in 1998 and completed in 1999.

Measurement and Control
-----------------------

      Sales decreased $7.6 million to $194.6 million in the Measurement and Control segment in the second quarter of 2000. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, caused revenues to decrease by $7.2 million in 2000. Sales decreased $0.2 million due to divestitures, net of acquisitions. Excluding the effect of acquisitions, divestitures, and currency translation, revenues were relatively flat, decreasing by $0.1 million. Revenues from the sale of weighing and inspection equipment decreased $4.8 million, primarily due to lower demand from the global packaged food industry. This industry is in a period of consolidation and restructuring and the Company believes that a decrease in capital spending has resulted from uncertainty in the marketplace. This decrease was offset in part by increases in revenues at other businesses. Higher demand resulted in increases in revenues of environmental monitoring and compliance products of $2.2 million and process control products of $1.3 million. In addition, revenues from industrial products rose due to an increase in U.S. government sales during the period at Spectra Precision. In July 2000, the Company sold its Spectra
Precision businesses (Note 11), which had been acquired in February 1999 as part of the acquisition of Spectra-Physics AB. Spectra Precision was sold as part of an effort to focus on potentially higher-growth opportunities in the Life
Sciences and Optical Technologies segments. In 1999, Spectra Precision had revenues of $198.1 million and segment income of $16.8 million from the date of its acquisition. In addition, this segment is holding its power electronics and test equipment businesses for sale as cyclical, noncore units, and expects the divestitures to be completed during the second half of 2000. In 1999, these businesses had revenues of $28.2 million and a segment loss before restructuring and unusual charges of $0.3 million.

                           THERMO ELECTRON CORPORATION

Second Quarter 2000 Compared With Second Quarter 1999 (continued)
-----------------------------------------------------

      Segment income margin was 10.0% in 2000 and negative 9.1% in 1999, primarily due to restructuring and unusual charges in 1999, discussed below.
Segment income margin, excluding restructuring and unusual income, net, of $0.6 million in 2000, restructuring costs of $30.1 million in 1999, and a charge for the sale of inventories revalued at the date of acquisition and inventory provisions of $1.2 million, also in 1999, increased to 9.7% in 2000 from 6.4% in 1999. The increase in margin resulted primarily from improved profitability at Spectra Precision as well as higher revenues at certain of the businesses discussed above. Spectra Precision's results reflect the benefit of cost reduction measures and the incremental margin on a large order that was shipped during the second quarter. Excluding restructuring and unusual items and the results of Spectra Precision in both periods, segment income margin was 6.8% in 2000 and 4.7% in 1999. The unusual income, net, in 2000 primarily represents a gain on terminating a lease agreement. The restructuring costs in 1999 primarily relate to the planned disposition of the power electronics and test equipment businesses and were taken to adjust the carrying value of these units to estimated disposal value.

Power Generation
----------------

      Sales from the Power Generation segment, which consists of the Company's
Thermo Ecotek subsidiary, decreased $19.0 million to $26.4 million in the second quarter of 2000. Revenues decreased $23.8 million due to the expiration or negotiated termination of fixed-price contracts for the sale of power at Thermo
Ecotek's principal California plants and a facility in Maine. This decrease was offset in part by $5.6 million of higher revenues from 1999 acquisitions. As noted below, the periods during which Thermo Ecotek received fixed rates for power at its four principal California facilities ended in 1999. The expiration or negotiated termination of fixed-price power-sales agreements has had and will continue to have a significant adverse effect on Thermo Ecotek's revenues and profitability, as discussed below.

      Segment income margin was 18.5% in 2000, compared with a negative amount in 1999, primarily as a result of restructuring charges in 1999, discussed below. Excluding restructuring and unusual income, net, of $2.1 million in 2000, and restructuring costs of $124.3 million in 1999, segment income margin was 10.6% in 2000 and 20.0% in 1999. The decrease in segment income margin resulted in part from lower segment income of $10.1 million at Thermo Ecotek's Mendota and Delano plants in California due to the expiration or termination of fixed-price contract periods. This decrease was offset in part by a $1.4 million reduction in operating losses as a result of the closure of Thermo Ecotek's coal-beneficiation facility in mid-1999. In addition, Thermo Ecotek's natural gas operations operated profitably in 2000, compared with a loss in 1999. In
2000, Thermo Ecotek factored a portion of a stream of payments it was to have received from a utility in connection with the termination of a power-sales agreement for its Delano plants in 1999. Thermo Ecotek realized a gain of $2.7 million on the factoring transaction, which represents a revision to the estimate of impairment of the Delano plants recorded in 1999. In addition, Thermo Ecotek realized a gain of $0.2 million related to the sale of its coal-beneficiation plant and termination of its relationship with its former partner in the plant. This unusual income was offset in part by a charge of $0.5 million for contract obligations associated with the closure of its gas marketing business, and $0.3 million of employee retention and severance costs.
In 1999, Thermo Ecotek incurred restructuring charges primarily associated with the termination of the power-sales agreement for the Delano plants and closure of its coal-beneficiation plant.

      The power-sales agreements for Thermo Ecotek's Mendota, Woodland, and
Delano plants in California are so-called standard offer #4 (SO#4) contracts, which required Pacific Gas & Electric (PG&E), in the case of Mendota and Woodland, and Southern California Edison (SCE), in the case of the Delano facilities, to purchase the power output of the projects at fixed rates through specified periods. Thereafter, the utility pays a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost).
Avoided cost rates are currently substantially lower than the rates Thermo
Ecotek received under the fixed-rate portions of its contracts and are expected to remain so for the foreseeable future. PG&E commenced paying for power purchased from the Mendota and Woodland facilities at avoided cost rates effective in July and August 1999, respectively. The power-sales agreement with SCE for the Delano facilities called for fixed

                           THERMO ELECTRON CORPORATION

Second Quarter 2000 Compared With Second Quarter 1999 (continued)
-----------------------------------------------------

contract rates through September 2000. In expectation of a decline in rates at its Delano facilities, Thermo Ecotek reached an agreement in May 1999 to terminate its power-sales agreement, effective December 31, 1999. During the first quarter of 2000, Thermo Ecotek decided that it was uneconomical to operate the Delano facilities in nonpeak periods following the termination of their power-sales agreement, and the plants suspended operations in March 2000 and commenced operations again in June 2000. The California facilities affected by the change from fixed contract to avoided cost rates had aggregate revenues and operating income in 1999 of $105.6 million and $30.4 million, respectively. If
Thermo Ecotek had been paid avoided cost rates for all of 1999 at its four principal California plants, revenues would have been reduced by approximately
$64 million. In response to these declines in revenues and operating income, Thermo Ecotek may continue to explore other options for its biomass facilities, including disposal.

Other Expense, Net
------------------

      The Company reported other expense, net, of $10.3 million and $29.2 million in the second quarter of 2000 and 1999, respectively (Note 3). Other expense, net includes interest income, interest expense, equity in losses of unconsolidated subsidiaries, gain (loss) on investments, net, and other income
(expense), net. Interest income decreased to $8.3 million in 2000 from $10.0 million in 1999. The decrease resulted primarily from the use of cash for the purchase of securities of the Company's majority-owned subsidiaries. Interest expense decreased to $21.6 million in 2000 from $24.7 million in 1999, as a result of the maturity and repurchase of Company and subsidiary debentures in 1999 and the first quarter of 2000.

      The Company incurred a loss of $1.7 million in 2000 from its equity in the results of unconsolidated subsidiaries, primarily $1.8 million related to its investment in FLIR Systems, Inc. In 1999, the Company recorded $11.1 million of charges in equity in earnings of unconsolidated subsidiaries related to FLIR.
The Company reports its pro rata share of FLIR's results on a one-quarter lag.
During 2000, gain on investments, net was $2.9 million, compared with a loss of $3.5 million in 1999. The 1999 loss on investments includes $5.7 million of charges for impairments that were deemed other than temporary. In 2000, other expense, net also includes $1.9 million of currency gains, including $1.7 million resulting from hedging activities at SPLI, which elected early adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Income Taxes
------------

      The Company's effective tax rate was a provision of 40% and a benefit of 29% in the second quarter of 2000 and 1999, respectively. The effective tax rate varies from the statutory federal income tax rate in 2000 primarily due to state income taxes and nondeductible expenses, including amortization of cost in excess of net assets of acquired companies. The tax benefit in 1999 was below the statutory federal income tax rate primarily due to the write-off of nondeductible cost in excess of net assets of acquired companies.

Minority Interest Expense
-------------------------

      The Company recorded minority interest expense of $5.1 million and minority interest income of $2.0 million in the second quarter of 2000 and 1999, respectively, representing minority shareholders' allocable share of subsidiary earnings or losses.

Litigation
----------

      The Company has recently been named a defendant, along with many other companies, in a patent infringement lawsuit brought by the Lemelson Medical, Education & Research Foundation, L.P. The suit asserts that products manufactured, used, or sold by the defendants infringe one or more patents related to methods of machine vision or computer image analysis. Also, SPLI has been sued for patent infringement by Rockwell International Corp. The suit

                           THERMO ELECTRON CORPORATION

Second Quarter 2000 Compared With Second Quarter 1999 (continued)
-----------------------------------------------------

claims that SPLI infringes a patent for the manufacture of a film used in semiconductor applications. The Company intends to vigorously defend against these claims. While the Company can give no assurance that it will prevail in these lawsuits, it believes that resolution of this litigation will not have a material adverse effect on the Company's financial position, although unfavorable outcomes could have a material adverse effect on the Company's results of operations or cash flow in the quarter or annual period in which the resolution occurs.

Discontinued Operations

      The Company's discontinued operations had a loss of $148.8 million in the second quarter of 1999, net of taxes and minority interest. While the Company is not currently aware of any known trends, events, or uncertainties involving discontinued operations, it is reasonably possible that expected proceeds from the sale of businesses could differ materially from the amounts estimated. Any difference from the amounts recorded would be reported as an adjustment to the loss on disposal of discontinued operations that was recorded in 1999.

First Six Months 2000 Compared With First Six Months 1999
---------------------------------------------------------

Continuing Operations

      Sales in the first six months of 2000 were $1.21 billion, an increase of $20.5 million over the first six months of 1999. Excluding the results of the Power Generation segment, for which the Company is evaluating alternatives for exiting this business, revenues increased $54.6 million. Excluding the effect of acquisitions, divestitures, foreign currency, and the results of the Power
Generation segment, revenues increased $43.9 million, or 4%.

      Operating income was $120.6 million in 2000, compared with a loss of $44.7 million in 1999. Income from continuing operations was $40.6 million in 2000, compared with a loss of $68.3 million in 1999. Segment income increased to $140.6 million in 2000 from a loss of $27.9 million in 1999. The 1999 period included significant restructuring and unusual charges. Segment income decreased to $125.4 million in 2000 from $135.6 million in 1999, excluding restructuring and unusual income, net, of $15.2 million in 2000, restructuring and related costs of $156.0 million in 1999, and a charge for the sale of inventories revalued at the date of acquisition and inventory provisions of $7.6 million, also in 1999. The restructuring costs and unusual items in both periods are discussed below. Excluding the results of the Power Generation segment and these unusual items, segment income decreased to $120.4 million in 2000 from $122.5 million in 1999.

Life Sciences
-------------

      Sales from the Life Sciences segment increased $3.6 million to $377.9 million in the first six months of 2000. Sales increased $8.8 million due to acquisitions. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, decreased revenues by $15.2 million in 2000.
Excluding the effect of acquisitions and currency translation, revenues increased $10.0 million. Revenues from biosciences products increased $4.8 million due to higher demand for the segment's immunoassay testing and Multiblock DNA amplification products. Revenues from analytical instruments increased $2.7 million due to higher sales of mass spectrometers in Europe and Asia. In addition, revenues increased $2.3 million due to higher demand for controlled-environment laboratory equipment. These increases in revenues were offset in part by lower revenues from laboratory information management systems due to lower demand.

      Segment income margin decreased to 13.8% in 2000 from 15.1% in 1999. The segment's margin decreased primarily as a result of the reasons discussed in the results for the second quarter.

                           THERMO ELECTRON CORPORATION

First Six Months 2000 Compared With First Six Months 1999 (continued)
---------------------------------------------------------

Optical Technologies
--------------------

      Sales from the Optical Technologies segment increased $28.7 million to $401.4 million in the first six months of 2000. Sales increased $7.2 million due to acquisitions, net of dispositions, primarily the acquisition of SPLI, in which the segment acquired a majority interest on February 22, 1999. The dispositions primarily included the segment's NIS and SRT businesses that were sold in March 2000. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, decreased revenues by $11.1 million in 2000.
Excluding the effect of acquisitions, dispositions, and currency translation, revenues increased $32.6 million, or 10%. The segment's physical properties businesses had $9.6 million of higher revenues in 2000 due to strong demand from the semiconductor industry. Revenues from the sale of photonics products increased $8.5 million as a result of strong demand for gratings and other optical components used in systems for semiconductor manufacturers and in telecommunications. While revenues at the segment's spectroscopy businesses increased by $7.8 million for the six month period, price competition at certain spectroscopy businesses caused growth to slow in the second quarter of 2000 and the segment took restructuring actions in July 2000, as discussed in the results for the second quarter. An increase in sales of semiconductor-based lasers of $7.4 million also contributed to higher sales. These increases were offset in part by continuing lower sales from test and measurement products due to reduced demand.

      Segment income margin was 12.6% in 2000 and 9.6% in 1999 and improved as a result of a gain recorded in 2000 from the sale of businesses. Excluding unusual income of $12.4 million in 2000 and restructuring costs of $1.5 million and a charge for the sale of inventories revalued at the date of acquisition of $3.2 million in 1999, segment income margin decreased to 9.5% in 2000 from 10.8% in 1999. Segment income margin decreased primarily due to the reasons discussed in the results for the second quarter. In addition, the 1999 period was favorably affected by a high level of sales and profitability at SPLI for the six weeks of the 1999 first quarter that it was included in the segment's results. SPLI also increased its research and development expenses to 15% of its revenues in 2000 from 11% in the 1999 period, primarily for products in the telecommunications market. The segment income margin for SPLI was 1.8% and 8.4% in 2000 and 1999, respectively, excluding a charge for revalued inventories in 1999. Excluding restructuring and unusual items and the results of SPLI from both periods, segment income margin increased to 11.5% in 2000 from 11.2% in 1999. The unusual income in 2000 primarily represents a gain of $12.4 million on the sale of NIS and SRT. The restructuring costs in 1999 were primarily facility closing costs and severance associated with a restructuring plan undertaken in 1998 and completed in 1999.

Measurement and Control
-----------------------

      Sales increased $20.0 million to $382.6 million in the Measurement and Control segment in the first six months of 2000. Sales increased $31.4 million due to acquisitions, net of divestitures. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, caused revenues to decrease by $10.2 million in 2000. Excluding the effect of acquisitions and currency translation, revenues decreased by $1.2 million. Revenues from the sale of weighing and inspection equipment decreased $6.5 million, primarily due to the reason discussed in the results for the second quarter. Revenues from industrial products and quality control systems decreased $1.8 million due to lower demand. These decreases in revenues were offset in part by $3.8 million of higher revenues from the sale of environmental monitoring and compliance products due to stronger demand, and $3.3 million from the sale of process control products following depressed results in the 1999 period.

      Segment income margin was 7.9% in 2000 and negative 2.4% in 1999. Segment income margin, excluding restructuring and unusual income, net, of $0.4 million in 2000 and restructuring costs of $30.1 million and a charge of $4.4 million for the sale of inventories revalued at the date of acquisition and inventory provisions in 1999, increased to 7.8% in 2000 from 7.1% in 1999. The increase in segment income margin resulted primarily from improved

                           THERMO ELECTRON CORPORATION

First Six Months 2000 Compared With First Six Months 1999 (continued)
---------------------------------------------------------

profitability at Spectra Precision as well as higher sales at certain businesses described above. Spectra Precision's results reflect cost reduction measures and the incremental margin on a large order that was shipped during the period.
Excluding restructuring and unusual items and the results of Spectra Precision from both periods, segment income margin increased to 6.3% in 2000 from 4.7% in 1999, primarily due to higher sales at certain operating units discussed above.
Restructuring costs and unusual income, net, in 2000 represents a gain on the termination of a lease agreement, offset in part by employee retention costs for the power electronics and test equipment businesses. The restructuring costs in 1999 primarily represent a charge to reduce the carrying value of the power electronics and test equipment businesses to estimated disposal value.

Power Generation
----------------

      Sales from the Power Generation segment, which consists of the Company's
Thermo Ecotek subsidiary, decreased $34.1 million to $52.3 million in the first six months of 2000. Revenues decreased $46.8 million due to the expiration or negotiated termination of fixed-price contracts for the sale of power at Thermo
Ecotek's principal California plants and a facility in Maine. This decrease was offset in part by $13.1 million of higher revenues from the 1999 acquisitions of a plant in Germany and a gas gathering and two gas storage facilities in the United States, as well as the expansion of a facility in the Czech Republic. As noted in the results for the second quarter, the periods during which Thermo
Ecotek received fixed rates for power at its four principal California facilities ended in 1999. The expiration or negotiated termination of fixed-price power-sales agreements has had and will continue to have a significant adverse effect on Thermo Ecotek's revenues and profitability.

      Segment income margin was 14.2% in 2000 and a negative amount in 1999.
Excluding restructuring and unusual income, net, of $2.4 million in 2000 and restructuring costs of $124.3 million in 1999, segment income margin was 9.6% in 2000 and 15.2% in 1999. The decrease in segment income margin resulted in part from lower segment income of $18.7 million in 2000 at Thermo Ecotek's Mendota and Delano plants due to the expiration or termination of fixed-price contract periods. This decrease was offset in part by a $5.4 million reduction in operating losses as a result of the closure of Thermo Ecotek's coal-beneficiation facility in mid-1999. In addition, new or expanded operations in Europe as well as the addition of gas gathering and storage facilities reduced the decline in segment income. In 2000, Thermo Ecotek recorded $2.4 million of restructuring and unusual income, net, including $2.1 million as discussed in the results for the second quarter as well as a $2.0 million gain on the sale of its Gorbell plant in Maine, offset by $1.1 million of employee severance and retention costs and $0.6 million of costs associated with the closure of a business. The restructuring costs in 1999 were discussed in the results for the second quarter.

Other Expense, Net
------------------

      The Company reported other expense, net, of $31.5 million and $37.3 million in the first six months of 2000 and 1999, respectively (Note 3). Other expense, net includes interest income, interest expense, equity in losses of unconsolidated subsidiaries, gain (loss) on investments, net, and other income
(expense), net. Interest income decreased to $18.5 million in 2000 from $24.2 million in 1999. The decrease resulted primarily from the use of cash for acquisitions, principally Spectra-Physics, and the purchases of securities of the Company's majority-owned subsidiaries. Interest expense decreased to $44.7 million in 2000 from $49.1 million in 1999, as a result of the maturity and repurchase of Company and subsidiary debentures in 1999 and the first quarter of 2000.

      The Company incurred a loss of $15.1 million in 2000 from its equity in the results of unconsolidated subsidiaries, primarily $15.2 million at FLIR, which recorded significant charges in its fourth quarter of 1999 and operating losses in the first quarter of 2000. The Company reports its pro rata share of FLIR's results on a one-quarter lag. During 2000, gain on investments, net was $6.4 million, compared with a loss of $0.7 million in 1999. The 1999 loss on investments includes $5.7 million of charges for impairment that were deemed other than temporary. In 2000, other expense, net also includes $3.5 million of currency gains, primarily resulting from hedging activities at SPLI, which elected early adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                           THERMO ELECTRON CORPORATION

First Six Months 2000 Compared With First Six Months 1999 (continued)
---------------------------------------------------------

Income Taxes
------------

      The Company's effective tax rate was a provision of 42% and a benefit of 22% in the first six months of 2000 and 1999, respectively. The effective tax rate varies from the statutory federal income tax rate in 2000 primarily due to state income taxes and nondeductible expenses, including amortization of cost in excess of net assets of acquired companies. The tax benefit in 1999 was below the statutory federal income tax rate due primarily to the write-off of nondeductible cost in excess of net assets of acquired companies.

Minority Interest Expense
-------------------------

      The Company recorded minority interest expense of $11.2 million and $4.3 million in the first six months of 2000 and 1999, respectively. Minority interest expense increased in 2000 as a result of higher subsidiary profitability due to the absence of significant restructuring charges in 2000.

Discontinued Operations

      The Company's discontinued operations had a loss of $138.6 million in the first six months of 1999, net of taxes and minority interest.

Liquidity and Capital Resources

      Consolidated working capital was $1.37 billion at July 1, 2000, compared with $1.45 billion at January 1, 2000. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $579.3 million at July 1, 2000, compared with $837.3 million at January 1, 2000. In addition, the Company had $42.6 million of long-term available-for-sale investments at July 1, 2000, compared with $40.2 million at January 1, 2000. Of the total $621.9 million of cash, cash equivalents, and short- and long-term available-for-sale investments at July 1, 2000, $472.3 million was held by the Company's majority-owned subsidiaries, and the balance was held by the Company and its wholly owned subsidiaries.

      Cash provided by operating activities was $52.5 million during the first six months of 2000, including $7.4 million from continuing operations. Cash of $52.7 million was used to fund an increase in inventories, primarily in the Optical Technologies and Life Sciences segments. The Company expects to focus renewed attention to inventory management in the second half of 2000. A decrease in accounts receivable provided $26.6 million in cash, primarily in the Power
Generation, Optical Technologies, and Life Sciences segments due to lower sales volume in the first six months of 2000, compared with the fourth quarter of 1999. A decrease in other current liabilities used $44.2 million of cash, including $43 million for federal income tax payments. In connection with certain restructuring actions undertaken by the Company's continuing operations, the Company had accrued $6.8 million for restructuring and unusual costs at July
1, 2000, which the Company expects to pay through January 2002. In addition, at July 1, 2000, the Company had accrued $15.1 million for acquisition expenses.
Accrued acquisition expenses includes $3.6 million of severance obligations, which the Company expects to pay through 2001. The balance, which primarily represents abandoned-facility payments, will be paid over the remaining terms of the leases through 2014.

      During the first six months of 2000, the primary investing activities of the Company's continuing operations, excluding available-for-sale investment activities, included the acquisition of minority interests of subsidiaries, the sale of businesses, and the purchase of property, plant, and equipment. The
Company's continuing operations expended an aggregate of $295.7 million to acquire the minority interest of certain majority-owned subsidiaries (Note 9).
In the first six months of 2000, the Company's majority-owned subsidiaries sold businesses for aggregate proceeds, net of cash divested, of $44.9 million, including Thermo Instrument's sale of NIS and SRT. On July 14, 2000, the

                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

Company's Measurement and Control segment sold its Spectra Precision businesses for $294 million, including $214 million in cash, subject to a post-closing adjustment (Note 11). The Company's continuing operations expended $52.6 million for purchases of property, plant, and equipment and $10.1 million, net of cash acquired, for acquisitions during the first six months of 2000. In addition, Thermo Ecotek entered into an agreement with a bank group to factor a portion of the payments to be received from the termination of the power-sales agreement at its Delano facilities. Proceeds from this arrangement, together with termination payments received prior to the factoring agreement, totaled $69.6 million.
During the first six months of 2000, investing activities of the Company's discontinued operations provided $16.8 million of cash, primarily representing proceeds, net of cash divested, of $105.7 million from the sale of businesses, including Thermo Power Corporation's sale of its FES division and ThermoTrex
Corporation's sale of its Trex Communications subsidiary. In addition, the Company's discontinued operations used $42.7 million to acquire the minority interest of certain majority-owned subsidiaries, $19.7 million for the purchase of property, plant, and equipment, and $3.0 million for acquisitions.

      The Company's financing activities used $148.9 million of cash during the first six months of 2000, including $152.7 million for continuing operations.
During the first six months of 2000, the Company expended $147.9 million for the repayment of long-term obligations, $29.2 million to purchase shares of its common stock and debentures, and $14.6 million to purchase debentures of certain of the Company's majority-owned subsidiaries.

      As discussed above, a significant percentage of the Company's consolidated cash and investments is held by subsidiaries that are not wholly owned by the Company. The Company's ability to access assets held by its majority-owned subsidiaries through dividends, loans, or other transactions is subject in each instance to a fiduciary duty owed to the minority shareholders of the relevant subsidiary. In addition, dividends received by Thermo Electron from a subsidiary that does not consolidate with Thermo Electron for tax purposes are subject to tax. Therefore, under certain circumstances, a portion of the Company's consolidated cash and short-term investments may not be readily available to Thermo Electron or certain of its subsidiaries.

      The Company expects significant additional cash proceeds from the sale of discontinued operations in 2000. The Company has received cash proceeds of $446 million for businesses sold in 2000 through August 11, 2000.

      The Company has no material commitments for purchases of property, plant, and equipment and expects that for the remainder of 2000, such expenditures will approximate the current level of expenditures.

      The Company believes that its existing resources are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

                           THERMO ELECTRON CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates, and equity prices has not changed materially from its exposure at year-end 1999.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      On May 17, 2000, at the Annual Meeting of Shareholders, the shareholders elected three incumbent directors to a three-year term expiring in 2003.  The Directors elected at the meeting were:  Dr. Samuel
W. Bodman III, Mr. Peter O. Crisp, and Mr. Jim P. Manzi.  Dr. Bodman received 139,597,448 shares voted in favor of his election and 1,801,204 shares voted against.  Mr. Crisp received 139,563,252 shares voted in favor of his election and 1,835,400 shares voted against.  Mr. Manzi received 138,684,789 shares voted in favor of his election and 2,713,863 shares voted against.  No abstentions or broker nonvotes were recorded on the election of directors.

      At the Annual Meeting, the shareholders also approved a proposal to amend the Company's equity incentive plan to restate the limitation on the potential size of awards to any recipient in a year provided by Section 162(m) of the Internal Revenue Code, as amended, as follows: 124,402,735 shares were voted in favor of the proposal, 16,409,330 shares were voted against, 586,587 shares abstained, and no broker nonvotes were recorded on the proposal.

      The shareholders did not approve a shareholder proposal that the Company endorse the CERES Principles as follows: 9,224,137 shares were voted in favor of the proposal, 105,315,892 shares were voted against, 8,413,461 shares abstained, and 18,445,162 broker nonvotes were recorded on the proposal.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On May 2, 2000, the Company filed a Current Report on Form 8-K with respect to the Company's financial results for the quarter ended April 1, 2000.

      The Company filed a Current Report on Form 8-K on June 14, 2000, to include the Company's previously issued press release with respect to the Company's financial results for the fiscal year and quarter ended January
      1, 2000.

      On June 30, 2000, the Company filed a Current Report on Form 8-K with respect to the completion of the Company's exchange offers for its subsidiaries, Thermo Instrument Systems Inc. and Thermedics Inc.

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2000.

                                    THERMO ELECTRON CORPORATION



                                    /s/ Theo Melas-Kyriazi
                                    --------------------------------------------
                                    Theo Melas-Kyriazi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

 10.1          Letter agreement dated July 10, 2000, between the Registrant and
               Earl R. Lewis pertaining to his resignation.

 10.2 Executive Severance Agreement dated as of January 27, 2000, by and between the Registrant and Brian D. Holt.

 27.1           Financial Data Schedule for the quarter ended July 1, 2000.

 27.2          Restated Financial Data Schedule for the quarter ended July 3,
               1999.
