Form 10-Q
period 2000-09-30
THERMO ELECTRON CORP
filed 2000-11-13
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                       Outstanding at October 27, 2000
     Common Stock, $1.00 par value                    180,008,112

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                September 30,  January 1,
(In thousands)                                                                           2000        2000
------------------------------------------------------------------------------  -------------  ----------

Current Assets:
 Cash and cash equivalents                                                         $  320,958  $  281,760
 Short-term available-for-sale investments at quoted market value                     434,422     555,501
   (amortized cost of $431,134 and $545,639)
 Accounts receivable, less allowances of $28,315 and $33,699                          487,653     574,126
 Inventories:
   Raw materials and supplies                                                         172,346     177,153
   Work in process                                                                     67,014      66,746
   Finished goods                                                                     126,787     129,242
 Deferred tax asset                                                                   154,195     160,959
 Other current assets                                                                  98,065      54,370
 Net assets of discontinued operations (Note 9)                                       475,751     517,350
                                                                                   ----------  ----------

                                                                                    2,337,191   2,517,207
                                                                                   ----------  ----------

Property, Plant, and Equipment, at Cost                                               620,717     756,443
 Less:  Accumulated depreciation and amortization                                     213,627     245,796
                                                                                   ----------  ----------

                                                                                      407,090     510,647
                                                                                   ----------  ----------

Long-term Available-for-sale Investments, at Quoted Market Value
 (amortized cost of $37,224 and $38,064)                                               42,253      40,165
                                                                                   ----------  ----------

Other Assets                                                                          203,207     207,732
                                                                                   ----------  ----------

Cost in Excess of Net Assets of Acquired Companies (Note 9)                         1,416,739   1,227,335
                                                                                   ----------  ----------

Long-term Net Assets of Discontinued Operations (Note 9)                              635,755     678,756
                                                                                   ----------  ----------

                                                                                   $5,042,235  $5,181,842
                                                                                   ==========  ==========


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                September 30,  January 1,
(In thousands except share amounts)                                                      2000        2000
------------------------------------------------------------------------------  -------------  ----------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations
   obligations                                                                     $  120,944  $  302,962
 Advance payable to affiliates                                                         15,951     115,009
 Accounts payable                                                                     133,453     156,573
 Accrued payroll and employee benefits                                                 80,566      89,184
 Accrued income taxes                                                                  92,729      85,407
 Deferred revenue                                                                      49,594      47,440
 Accrued installation and warranty costs                                               42,571      44,198
 Other accrued expenses (Notes 7 and 8)                                               203,574     225,576
                                                                                   ----------  ----------

                                                                                      739,382   1,066,349
                                                                                   ----------  ----------

Deferred Income Taxes and Other Deferred Items                                        150,427     163,063
                                                                                   ----------  ----------

Long-term Obligations:
 Senior convertible obligations                                                       172,500     172,500
 Senior notes                                                                         150,000     150,000
 Subordinated convertible obligations                                               1,177,565   1,209,305
 Other                                                                                 54,192      34,169
                                                                                   ----------  ----------

                                                                                    1,554,257   1,565,974
                                                                                   ----------  ----------

Minority Interest (Note 9)                                                             28,380     364,278
                                                                                   ----------  ----------

Common Stock Subject to Redemption (at redemption value)                                    -       7,692
                                                                                   ----------  ----------

Shareholders' Investment (Note 9):
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized;
   192,979,226 and 167,432,776 shares issued                                          192,979     167,433
 Capital in excess of par value                                                     1,647,059   1,052,837
 Retained earnings                                                                  1,096,540   1,041,968
 Treasury stock at cost, 13,347,990 and 10,955,798 shares                            (236,164)   (189,646)
 Deferred compensation                                                                 (7,965)     (3,190)
 Accumulated other comprehensive items (Note 2)                                      (122,660)    (54,916)
                                                                                   ----------  ----------

                                                                                    2,569,789   2,014,486
                                                                                   ----------  ----------

                                                                                   $5,042,235  $5,181,842
                                                                                   ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                -------------------------
                                                                                September 30,  October 2,
(In thousands except per share amounts)                                                  2000        1999
------------------------------------------------------------------------------  -------------  ----------

Revenues                                                                             $580,951    $624,292
                                                                                     --------    --------

Costs and Operating Expenses:
 Cost of revenues                                                                     339,021     347,460
 Selling, general, and administrative expenses                                        157,903     167,837
 Research and development expenses                                                     40,611      43,352
 Restructuring and other unusual income, net (Note 8)                                 (76,590)    (11,982)
                                                                                     --------    --------

                                                                                      460,945     546,667
                                                                                     --------    --------

Operating Income                                                                      120,006      77,625
Other Expense, Net (Note 3)                                                           (35,782)    (14,686)
                                                                                     --------    --------

Income from Continuing Operations Before Provision for Income Taxes
 and Minority Interest                                                                 84,224      62,939
Provision for Income Taxes                                                             70,360      24,717
Minority Interest Expense                                                                 376       6,810
                                                                                     --------    --------

Income from Continuing Operations                                                      13,488      31,412
Income from Discontinued Operations (net of income taxes and minority
 interest of $5,728; Note 9)                                                                -       4,917
                                                                                     --------    --------

Net Income                                                                           $ 13,488    $ 36,329
                                                                                     ========    ========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                               $    .08    $    .20
                                                                                     ========    ========

 Diluted                                                                             $    .07    $    .19
                                                                                     ========    ========

Earnings per Share (Note 5):
 Basic                                                                               $    .08    $    .23
                                                                                     ========    ========

 Diluted                                                                             $    .07    $    .22
                                                                                     ========    ========

Weighted Average Shares (Note 5):
 Basic                                                                                175,978     158,198
                                                                                     ========    ========

 Diluted                                                                              180,440     158,384
                                                                                     ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                -------------------------
                                                                                September 30,  October 2,
(In thousands except per share amounts)                                                  2000        1999
------------------------------------------------------------------------------  -------------  ----------

Revenues                                                                           $1,789,362  $1,812,208
                                                                                   ----------  ----------

Costs and Operating Expenses:
 Cost of revenues                                                                     997,967   1,010,555
 Selling, general, and administrative expenses                                        503,601     498,430
 Research and development expenses                                                    135,162     125,829
 Restructuring and other unusual costs (income), net (Note 8)                         (87,975)    144,498
                                                                                   ----------  ----------

                                                                                    1,548,755   1,779,312
                                                                                   ----------  ----------

Operating Income                                                                      240,607      32,896
Other Expense, Net (Note 3)                                                           (67,260)    (51,938)
                                                                                   ----------  ----------

Income (Loss) from Continuing Operations Before Provision for
 Income Taxes, Minority Interest, and Extraordinary Item                              173,347     (19,042)
Provision for Income Taxes                                                            107,700       6,692
Minority Interest Expense                                                              11,607      11,136
                                                                                   ----------  ----------

Income (Loss) from Continuing Operations Before Extraordinary Item                     54,040     (36,870)
Loss from Discontinued Operations (net of income taxes and minority
 interest of $80,704; Note 9)                                                               -    (133,690)
                                                                                   ----------  ----------

Income (Loss) Before Extraordinary Item                                                54,040    (170,560)
Extraordinary Item (net of provision for income taxes of $333; Note 4)                    532           -
                                                                                   ----------  ----------

Net Income (Loss)                                                                  $   54,572  $ (170,560)
                                                                                   ==========  ==========

Earnings (Loss) per Share from Continuing Operations Before
 Extraordinary Item (Note 5):
   Basic                                                                           $      .33  $     (.23)
                                                                                   ==========  ==========

   Diluted                                                                         $      .32  $     (.25)
                                                                                   ==========  ==========

Earnings (Loss) per Share (Note 5):
   Basic                                                                           $      .33  $    (1.08)
                                                                                   ==========  ==========

   Diluted                                                                         $      .32  $    (1.09)
                                                                                   ==========  ==========

Weighted Average Shares (Note 5):
   Basic                                                                              162,937     158,084
                                                                                   ==========  ==========

   Diluted                                                                            165,224     158,084
                                                                                   ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                -------------------------
                                                                                September 30,  October 2,
(In thousands)                                                                           2000        1999
------------------------------------------------------------------------------  -------------  ----------

Operating Activities:
 Net income (loss)                                                                  $  54,572   $(170,560)
 Loss from discontinued operations (Note 9)                                                 -     133,690
                                                                                    ---------   ---------

 Income (loss) from continuing operations                                              54,572     (36,870)

 Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                     77,501      85,704
     Noncash restructuring and other unusual costs, net (Note 8)                       23,034     148,447
     Provision for losses on accounts receivable                                        6,060       6,520
     Minority interest expense                                                         11,607      11,136
     Equity in losses of unconsolidated subsidiaries (Note 8)                          41,089       9,966
     Change in deferred income taxes                                                    5,012     (52,607)
     Gain on sale of businesses (Note 8)                                             (127,533)    (13,462)
     Gain on investments, net                                                          (6,601)     (1,039)
     Extraordinary item, net of income taxes (Note 4)                                    (532)          -
     Other noncash items, net                                                          26,175      13,805
     Other unusual income                                                              (9,291)          -
     Changes in current accounts, excluding the effects of acquisitions and dispositions:
         Accounts receivable                                                            1,373      (7,131)
         Inventories                                                                  (65,214)       (467)
         Other current assets                                                          (7,442)    (11,855)
         Accounts payable                                                              (8,281)     17,027
         Other current liabilities                                                     23,353     (41,843)
                                                                                    ---------   ---------
           Net cash provided by continuing operations                                  44,882     127,331
           Net cash provided by discontinued operations                                69,913      92,101
                                                                                    ---------   ---------

           Net cash provided by operating activities                                  114,795     219,432
                                                                                    ---------   ---------

Investing Activities:
   Acquisition of minority interests of subsidiaries (Note 9)                        (303,587)    (20,482)
   Proceeds from sale of businesses, net of cash divested (Note 8)                    253,184      15,775
   Acquisitions, net of cash acquired                                                 (15,769)   (352,081)
   Refund of acquisition purchase price                                                     -       4,574
   Purchases of available-for-sale investments                                       (336,705)   (460,008)
   Proceeds from sale of available-for-sale investments                               116,025     281,327
   Proceeds from maturities of available-for-sale investments                         344,109     665,362
   Purchases of property, plant, and equipment                                        (82,113)    (51,175)
   Proceeds from sale of property, plant, and equipment                                29,060       5,538
   Proceeds from termination of power-sales agreement                                  83,823          -
   Advance (to) from affiliates                                                      (100,444)     12,318




                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                -------------------------
                                                                                September 30,  October 2,
(In thousands)                                                                           2000        1999
------------------------------------------------------------------------------  -------------  ----------

Investing Activities (continued):
   (Increase) decrease in other assets                                              $  (1,624)  $  15,702
   Other                                                                               13,591      (5,258)
                                                                                    ---------   ---------

           Net cash provided by (used in) continuing operations                          (450)    111,592
           Net cash provided by (used in) discontinued operations                     217,211     (99,615)
                                                                                    ---------   ---------

           Net cash provided by investing activities                                  216,761      11,977
                                                                                    ---------   ---------

Financing Activities:
   Net proceeds from issuance of long-term obligations                                 18,946      14,655
   Repayment of long-term obligations                                                (174,358)    (33,479)
   Net proceeds from issuance of Company and subsidiary common stock                   25,160       6,848
   Purchases of Company and subsidiary common stock and subordinated                  (43,787)   (126,011)
     convertible debentures
   Increase in short-term obligations                                                   7,327      16,309
   Other                                                                               (2,153)     (1,412)
                                                                                    ---------   ---------

           Net cash used in continuing operations                                    (168,865)   (123,090)
           Net cash provided by (used in) discontinued operations                       3,471     (69,352)
                                                                                    ---------   ---------

           Net cash used in financing activities                                     (165,394)   (192,442)
                                                                                    ---------   ---------

Exchange Rate Effect on Cash of Continuing Operations                                  (9,150)    (10,594)
Exchange Rate Effect on Cash of Discontinued Operations                                (8,105)       (767)
                                                                                    ---------   ---------

Increase in Cash and Cash Equivalents                                                 148,907      27,606
Cash and Cash Equivalents at Beginning of Period                                      357,215     396,670
                                                                                    ---------   ---------

                                                                                      506,122     424,276

Cash and Cash Equivalents of Discontinued Operations at End of Period                (185,164)    (89,246)
                                                                                    ---------   ---------

Cash and Cash Equivalents at End of Period                                          $ 320,958   $ 335,030
                                                                                    =========   =========

Noncash Activities:
 Fair value of assets of acquired companies                                         $  24,996   $ 617,171
 Cash paid for acquired companies                                                     (17,272)   (394,721)
 Issuance of short- and long-term obligations for acquired companies                        -     (14,852)
                                                                                    ---------   ---------

   Liabilities assumed of acquired companies                                        $   7,724   $ 207,598
                                                                                    =========   =========

 Issuance of Company common stock in exchange for minority interests of
   subsidiaries (Note 9)                                                            $ 448,747   $       -
                                                                                    =========   =========


The accompanying notes are an integral part of these consolidated financial statements.


                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2000, the results of operations for the three- and nine-month periods ended September 30, 2000, and October 2, 1999, and the cash flows for the nine-month periods ended
September 30, 2000, and October 2, 1999. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements.
Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect a decision to sell or spin off several of the Company's businesses, which have been presented as discontinued operations in the accompanying financial statements (Note 9).
The consolidated balance sheet presented as of January 1, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange Commission (SEC).

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the third quarter of 2000 and 1999, the Company had a comprehensive loss of $16.1 million and comprehensive income of $62.6 million, respectively. During the first nine months of 2000 and 1999, the Company had comprehensive losses of $7.9 million and $206.3 million, respectively.

3.    Other Expense, Net

      The components of other expense, net, in the accompanying statement of operations are as follows:

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,     October 2,  September 30,     October 2,
(In thousands)                                          2000           1999           2000           1999
---------------------------------------------  -------------     ----------  -------------     ----------

Interest Income                                     $ 10,107       $ 10,050       $ 28,562       $ 34,271
Interest Expense                                     (20,035)       (24,997)       (64,713)       (74,109)
Equity in Income (Losses) of Unconsolidated          (26,027)           785        (41,089)        (9,966)
 Subsidiaries (Note 8)
Gain on Investments, Net                                 229          1,738          6,601          1,039
Other Income (Expense), Net (Note 8)                     (56)        (2,262)         3,379         (3,173)
                                                    --------       --------       --------       --------

                                                    $(35,782)      $(14,686)      $(67,260)      $(51,938)
                                                    ========       ========       ========       ========


                           THERMO ELECTRON CORPORATION

4.    Extraordinary Item

      During the first quarter of 2000, the Company repurchased $7.3 million principal amount of its 4 1/4% subordinated convertible debentures for $6.4 million in cash, resulting in an extraordinary gain of $0.5 million, net of taxes of $0.3 million.

5.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,     October 2,  September 30,     October 2,
(In thousands except per share amounts)                 2000           1999           2000           1999
---------------------------------------------  -------------     ----------  -------------     ----------

Basic
Income (Loss) from Continuing Operations
 Before Extraordinary Item                         $  13,488      $  31,412      $  54,040      $ (36,870)
Income (Loss) from Discontinued Operations                 -          4,917              -       (133,690)
Extraordinary Item                                         -              -            532              -
                                                   ---------      ---------      ---------      ---------

Net Income (Loss)                                  $  13,488      $  36,329      $  54,572      $(170,560)
                                                   ---------      ---------      ---------      ---------

Weighted Average Shares                              175,978        158,198        162,937        158,084
                                                   ---------      ---------      ---------      ---------

Basic Earnings (Loss) per Share:
 Continuing operations before extraordinary
   item                                            $     .08      $     .20      $     .33       $   (.23)
 Discontinued operations                                   -            .03              -           (.85)
 Extraordinary item                                        -              -              -              -
                                                   ---------      ---------      ---------      ---------

                                                   $     .08      $     .23      $     .33      $   (1.08)
                                                   =========      =========      =========      =========


                           THERMO ELECTRON CORPORATION

5.    Earnings (Loss) per Share (continued)

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,     October 2,  September 30,     October 2,
(In thousands except per share amounts)                 2000           1999           2000           1999
---------------------------------------------  -------------     ----------  -------------     ----------

Diluted
Income (Loss) from Continuing Operations
 Before Extraordinary Item                         $  13,488      $  31,412      $  54,040      $ (36,870)
Effect of Majority-owned Subsidiaries' Dilutive
 Securities - Continuing Operations                      (87)        (1,265)        (1,444)        (1,986)
                                                   ---------      ---------      ---------      ---------

Income (Loss) from Continuing Operations
 Before Extraordinary Item Available to
 Common Shareholders, as Adjusted                     13,401         30,147         52,596        (38,856)
Income (Loss) from Discontinued Operations                 -          4,917              -       (133,690)
Effect of Majority-owned Subsidiaries'
 Dilutive Securities - Discontinued
 Operations                                                -            (55)             -           (111)
Extraordinary Item                                         -              -            532              -
                                                   ---------      ---------      ---------      ---------

Income (Loss) Available to Common
 Shareholders, as Adjusted                         $  13,401      $  35,009      $  53,128      $(172,657)
                                                   ---------      ---------      ---------      ---------

Weighted Average Shares                              175,978        158,198        162,937        158,084
Effect of:
 Stock options                                         3,997            186          2,132              -
 Convertible debentures                                  465              -            155              -
                                                   ---------      ---------      ---------      ---------

Weighted Average Shares, as Adjusted                 180,440        158,384        165,224        158,084
                                                   ---------      ---------      ---------      ---------

Diluted Earnings (Loss) per Share:
 Continuing operations before extraordinary
   item                                            $     .07      $     .19      $     .32      $    (.25)
 Discontinued operations                                   -            .03              -           (.85)
 Extraordinary item                                        -              -              -              -
                                                   ---------      ---------      ---------      ---------

                                                   $     .07      $     .22      $     .32      $   (1.09)
                                                   =========      =========      =========      =========

      Options to purchase 3,800,000 and 9,696,000 shares of common stock for the third quarter of 2000 and 1999, respectively, and 5,283,000 and 9,178,000 shares of common stock for the first nine months of 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

                           THERMO ELECTRON CORPORATION

      The computation of diluted earnings per share for the third quarter and first nine months of 1999 excludes the effect of assuming the conversion of the Company's $562 million principal amount 4 1/4% subordinated convertible debentures, convertible at $37.80 per share, because the effect would be antidilutive. During 2000, convertible obligations of certain of the Company's former public subsidiaries became convertible into Company common stock (Note
9). The computation of diluted earnings per share for the third quarter and first nine months of 2000 excludes the effect of assuming the conversion of the following of the Company's subordinated convertible debentures because the effect would be antidilutive:

                                                                Conversion
                                    Principal       Interest     Price per
                                       Amount           Rate         Share
                               --------------       --------    ----------
                               (In thousands)

                                     $561,563         4 1/4%       $ 37.80
                                      247,000             4%         41.94
                                      172,500         4 1/2%         40.54
                                      110,191         4 5/8%         40.30
                                       98,310         4 3/8%        131.71
                                       78,048         3 1/4%         49.06
                                       35,029         4 7/8%         38.28
                                       15,859         2 7/8%         33.17

6.    Business Segment Information

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,     October 2,  September 30,     October 2,
(In thousands)                                          2000           1999           2000           1999
---------------------------------------------- -------------- -------------- -------------- -------------

Revenues:
   Life Sciences                                  $  191,001     $  185,356     $  568,878     $  559,629
   Optical Technologies                              126,573         99,584        347,500        279,667
   Measurement and Control                           233,621        295,469        799,828        853,981
   Power Generation                                   34,340         51,524         86,656        137,963
   Intersegment (a)                                   (4,584)        (7,641)       (13,500)       (19,032)
                                                  ----------     ----------     ----------     ----------

                                                  $  580,951     $  624,292     $1,789,362     $1,812,208
                                                  ==========     ==========     ==========     ==========

Income (Loss) from Continuing Operations
 Before Income Taxes, Minority Interest, and
 Extraordinary Item:
   Life Sciences (b)                              $    9,960     $   27,290     $   62,248     $   83,637
   Optical Technologies (c)                            4,798          5,695         22,369         17,517
   Measurement and Control (d)                       109,480         28,432        172,757         43,528
   Power Generation (e)                                8,512         23,282         15,933        (87,902)
                                                  ----------     ----------     ----------     ----------

     Total segment income (f)                        132,750         84,699        273,307         56,780
   Corporate and Other (g)                           (48,526)       (21,760)       (99,960)       (75,822)
                                                  ----------     ----------     ----------     ----------

                                                  $   84,224     $   62,939     $  173,347     $  (19,042)
                                                  ==========     ==========     ==========     ==========


                           THERMO ELECTRON CORPORATION

6.    Business Segment Information (continued)

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,     October 2,  September 30,     October 2,
(In thousands)                                          2000           1999           2000           1999
---------------------------------------------  -------------     ----------  -------------     ----------

Depreciation:
 Life Sciences                                    $    4,518     $    3,978     $   12,407     $   11,871
 Optical Technologies                                  3,792          3,817         10,882          8,952
 Measurement and Control                               5,927          5,656         17,420         16,846
 Power Generation                                        924          5,227          2,859         16,953
 Corporate                                               290            313            911            925
                                                  ----------     ----------     ----------     ----------

                                                  $   15,451     $   18,991     $   44,479     $   55,547
                                                  ==========     ==========     ==========     ==========

Amortization:
 Life Sciences                                    $    5,491     $    3,833     $   13,935     $   11,069
 Optical Technologies                                  1,783          1,208          4,448          3,184
 Measurement and Control                               4,839          5,208         14,090         15,112
 Power Generation                                          -              -              -             27
 Corporate                                                15            259            549            765
                                                  ----------     ----------     ----------     ----------

                                                  $   12,128     $   10,508     $   33,022     $   30,157
                                                  ==========     ==========     ==========     ==========

      During the third quarter of 2000, the Company's spectroscopy units and certain other businesses were moved to the Measurement and Control segment from the Optical Technologies segment due to an organizational change. Prior period segment results have been restated to conform to this presentation.

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other unusual costs of $7.8 million in the third quarter and first nine months of 2000 and restructuring and other unusual income of $0.3 million in the third quarter and first nine months of 1999. Also includes charges to cost of revenues of $8.4 million in the third quarter and first nine months of 2000.
(c) Includes restructuring and other unusual costs of $3.4 million in the third quarter and first nine months of 2000, and $0.3 million and $1.1 million in the third quarter and first nine months of 1999, respectively. Also includes charges to cost of revenues of $2.9 million in the third quarter and first nine months of 2000 and $3.2 million in the first nine months of 1999.
(d) Includes restructuring and other unusual income, net, of $91.7 million and $104.5 million in the third quarter and first nine months of 2000, respectively, and restructuring and other unusual costs, net, of $0.1 million and $30.9 million in the third quarter and first nine months of 1999, respectively.
    Also includes charges to cost of revenues of $8.0 million in the third quarter and first nine months of 2000, and $1.9 million and $6.3 million in the third quarter and first nine months of 1999, respectively.
(e) Includes restructuring and other unusual costs of $0.2 million and restructuring and other unusual income, net, of $2.2 million in the third quarter and first nine months of 2000, respectively, and restructuring and other unusual income, net, of $12.1 million and restructuring and other unusual costs of $112.2 million in the third quarter and first nine months of 1999, respectively. Also includes a revenue reversal of $2.8 million due to a dispute with a utility customer in the third quarter and first nine months of 1999.
(f) Segment income is operating income before corporate charges.
(g) Includes corporate general and administrative expenses, other income and expense, and restructuring and other unusual costs, net, of $5.4 million, $9.2 million, and $0.6 million in the third quarter and first nine months of 2000 and the first nine months of 1999, respectively.



                           THERMO ELECTRON CORPORATION

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

      A summary of the changes in accrued acquisition expenses for acquisitions completed before and during 1997 is as follows:

                                                1997 Acquisitions
                                     ---------------------------------------
                                                  Abandonment
                                                    of Excess                      Pre-1997
(In thousands)                       Severance     Facilities          Other   Acquisitions         Total
-----------------------------------  ---------    -----------        -------   ------------       -------

Balance at January 1, 2000             $    23        $ 1,420        $   248        $ 7,437       $ 9,128
 Usage                                      (3)           (42)          (206)        (1,061)       (1,312)
 Decrease recorded to cost in
   excess of net assets of
   acquired companies                        -            (99)             -              -           (99)
 Currency translation                       (9)          (124)           (16)          (711)         (860)
                                       -------        -------        -------        -------       -------

Balance at September 30, 2000          $    11        $ 1,155        $    26        $ 5,665       $ 6,857
                                       =======        =======        =======        =======       =======

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

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 1998 is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
--------------------------------------------------  ---------    -----------         ------         ------

Balance at January 1, 2000                             $  281         $1,185         $   83         $1,549
 Usage                                                    (50)          (296)           (44)          (390)
 Decrease recorded to cost in excess of net assets
   of acquired companies                                  (80)           (94)           (39)          (213)
 Currency translation                                     (32)          (101)             -           (133)
                                                       ------         ------         ------         ------

Balance at September 30, 2000                          $  119         $  694         $    -         $  813
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



                           THERMO ELECTRON CORPORATION

7.    Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 1999 is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
--------------------------------------------------  ---------    -----------        -------        -------

Balance at January 1, 2000                            $ 5,262        $ 1,173        $ 2,333        $ 8,768
 Reserves established                                     308             55              -            363
 Usage                                                 (1,913)          (219)          (547)        (2,679)
 Decrease due to finalization of
   restructuring plans, recorded as a
   decrease to cost in excess of net assets
   of acquired companies                                 (371)             -            (46)          (417)
 Reserves of businesses sold                             (715)          (154)          (999)        (1,868)
 Currency translation                                    (244)          (144)          (114)          (502)
                                                      -------        -------        -------        -------

Balance at September 30, 2000                         $ 2,327        $   711        $   627        $ 3,665
                                                      =======        =======        =======        =======

      The principal accrued acquisition expenses for 1999 acquisitions are severance for approximately 175 employees across all functions and for abandoned facilities, primarily at Spectra-Physics AB. The abandoned facilities at Spectra-Physics include operating facilities in Sweden, Germany, and France with obligations primarily through 2001. The amounts captioned as "other" primarily represent relocation, contract termination, and other exit costs. The Company expects to pay amounts accrued for severance and other through 2001 and amounts accrued for abandoned facilities over the respective lease terms. The Company finalized its restructuring plans for Spectra-Physics in 1999. As of September
30, 2000, no unresolved matters existed relating to acquisitions completed in 1999.

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 2000 is as follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                     Severance     Facilities          Total
-----------------------------------------------------------------  ---------    -----------          -----

 Reserves established                                                   $ 91           $ 52           $143
 Usage                                                                   (69)            (9)           (78)
 Currency translation                                                     (5)            (2)            (7)
                                                                        ----           ----           ----

Balance at September 30, 2000                                           $ 17           $ 41           $ 58
                                                                        ====           ====           ====

8.    Restructuring and Other Unusual Costs (Income), Net

      As a result of a review of existing businesses following the appointment of a new president and chief operating officer in July 2000, the Company commenced a restructuring of a number of business units to reduce costs and shed unproductive assets. The restructuring primarily consists of headcount reductions, discontinuing certain mature or unprofitable product lines, and consolidation of facilities to streamline operations and reduce costs. During the third quarter of 2000, the Company recorded $58.1 million of charges associated with the restructuring, including $19.3 million included in cost of revenues in the accompanying statement of operations. These charges are detailed by segment below. The Company expects to incur an additional $1.5 million of restructuring costs in the fourth quarter of 2000 and thereafter for charges that can not be recorded until incurred. The Company expects that the restructuring actions undertaken in the third quarter of 2000 will be substantially completed by the second quarter of 2001. In addition, the Company recorded other unusual income, net, of $115.4 million during the third quarter of 2000, as detailed by segment below.

                           THERMO ELECTRON CORPORATION

      The Company's continuing operations recorded charges (income) by segment for the third quarter of 2000 as follows:

                                                   Measurement
                                         Optical           and         Power
(In thousands)       Life Sciences  Technologies   Control (a)    Generation      Corporate         Total
-------------------  -------------  ------------   -----------    ----------      ---------      --------

Cost of Revenues          $  8,369      $  2,916      $  8,000      $      -      $       -      $ 19,285
Restructuring and
 Other Unusual
 Costs (Income),
 Net                         7,781         3,369       (93,359)          191          5,428       (76,590)
Equity in Losses of
 Unconsolidated
 Subsidiaries                    -        26,142             -             -              -        26,142
Other Income, Net                -          (573)            -             -              -          (573)
                          --------      --------      --------      --------      ---------      --------

                          $ 16,150      $ 31,854      $(85,359)     $    191      $   5,428      $(31,736)
                          ========      ========      ========      ========      =========      ========

      The Company's continuing operations recorded charges (income) by segment for the first nine months of 2000 as follows:

                                                   Measurement
                                         Optical           and         Power
(In thousands)       Life Sciences  Technologies   Control (a)    Generation      Corporate         Total
-------------------  -------------  ------------   -----------    ----------      ---------     ---------

Cost of Revenues         $   8,369     $   2,916     $   8,000      $      -      $       -     $  19,285
Restructuring and
 Other Unusual
 Costs (Income),
 Net                         7,781         3,444      (106,218)       (2,212)         9,230       (87,975)
Equity in Losses
 of Unconsolidated
 Subsidiaries                    -        41,374             -             -              -        41,374
Other Income, Net                -        (4,043)            -             -              -        (4,043)
                         ---------     ---------     ---------      --------      ---------     ---------

                         $  16,150     $  43,691     $ (98,218)     $ (2,212)     $   9,230     $ (31,359)
                         =========     =========     =========      ========      =========     =========

(a) The Spectra Precision businesses had an operating loss of $1.7 million in the third quarter of 2000 prior to being divested.

      The components of restructuring and related costs by segment are as follows:

Life Sciences
-------------

      The Life Sciences segment recorded $16.2 million of restructuring and unusual costs in the third quarter of 2000. The segment recorded charges to cost of revenues of $8.4 million, primarily for discontinued product lines. The segment also recorded restructuring and other unusual costs of $7.8 million in the third quarter of 2000. The restructuring and unusual costs consist of $6.4 million of cash costs, including $4.0 million of severance for 78 employees across all functions; $1.1 million for ongoing lease costs through 2003 for facilities described below; $0.8



                           THERMO ELECTRON CORPORATION

8.    Restructuring and Other Unusual Costs (Income), Net (continued)

million for settlement of two lawsuits during the third quarter of 2000; and $0.5 million for other exit costs. A total of 31 employees were terminated as of September 30, 2000. The segment also recorded $1.4 million of asset writedowns in connection with the closure of a small business and the consolidation and abandonment of facilities. The asset writedowns include $0.7 million of cost in excess of net assets of acquired companies and $0.7 million of fixed assets. The facility consolidations include closure of sales offices in Spain, Belgium, and Japan and the transfer of their activities to other offices, consolidation of two German units into one facility, and relocation of a unit to other facilities within Colorado.

Optical Technologies
--------------------

      The Optical Technologies segment recorded $6.3 million of restructuring and unusual costs in the third quarter of 2000. The segment recorded charges to cost of revenues of $2.9 million, primarily for discontinued product lines.
Restructuring and unusual costs of $3.4 million consist of a charge of $1.5 million for in-process research and development in connection with an acquisition; $0.9 million of asset writedowns; and $1.0 million of cash costs, including $0.3 million of severance for 22 employees across all functions, $0.2 million for ongoing lease costs, and $0.5 million of other exit costs. All of the severed employees had been terminated as of September 30, 2000. The asset writedowns primarily consist of charges to reduce the carrying value of a small business unit that is held for sale to estimated disposal value and include $0.7 million of cost in excess of net assets of acquired companies and $0.2 million of fixed assets. The lease costs are for closure of a facility in California with lease payments through 2000. The segment recorded $0.1 million of restructuring costs in the second quarter of 2000 related to an abandoned facility.

      The Optical Technologies segment also recorded a charge of $23.7 million in the third quarter of 2000 to write down the carrying value of its 29% equity method investment in FLIR Systems, Inc. based on a decline in the market value of FLIR shares that the Company deemed other than temporary. The segment also recorded other noncash charges of $13.4 million, $1.8 million, and $2.4 million in the first, second, and third quarters of 2000, respectively, associated with its investment in FLIR. The segment records FLIR's results on a one-quarter lag.
FLIR recorded significant charges in its fourth quarter of 1999 and operating losses in the first and second quarters of 2000. The charges represent the Company's pro rata share of FLIR's losses and were recorded to equity in income
(losses) of unconsolidated subsidiaries, a component of other expense, net, in the accompanying statement of operations. The segment also recorded other income of $1.7 million, $1.8 million, and $0.6 million in the first, second, and third quarters of 2000, respectively, related to hedging transactions of its majority-owned Spectra-Physics Lasers, Inc. (SPLI) subsidiary, which elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 133,
"Accounting for Derivative Instruments and Hedging Activities."

Measurement and Control
-----------------------

      The Measurement and Control segment recorded $83.7 million of restructuring and unusual income, net, in the third quarter of 2000. The segment had a net gain of $115.4 million on the sale of two businesses, primarily
Spectra Precision in July 2000 (Note 11). Spectra Precision had an operating loss of $1.7 million in the third quarter of 2000 for the period prior to its sale. The segment also recorded charges of $16.6 million for asset writedowns to reduce the carrying value of businesses held for sale to estimated disposal value and for fixed assets unique to certain discontinued products; $8.0 million of charges to cost of revenues, primarily for discontinued product lines; and $5.4 million of cash costs, including $3.1 million of severance for 128 employees across all functions, $1.7 million of lease costs through 2001; and $0.6 million of other exit costs, primarily relocation costs. A total of 58 employees were terminated as of September 30, 2000. The asset writedowns included $14.6 million of cost in excess of net assets of acquired companies, $1.8 million of fixed assets, and $0.2 million of other assets. The businesses held for sale primarily include CAC Inc. and the Mid South Companies, which provide the oil and gas industry with wellhead safety and control products; the Test and Measurement business, which manufactures and sells data acquisition systems, digital oscilloscopes, and recorders; and the Pharos Marine businesses, which manufacture and sell marine navigation



                           THERMO ELECTRON CORPORATION

8.    Restructuring and Other Unusual Costs (Income), Net (continued)

equipment and systems. The businesses held for sale had revenues and operating income in 1999 of $132.2 million and $2.9 million, respectively. These businesses are generally cyclical, noncore units that are being sold to generate funds to invest in potentially higher-growth opportunities. The lease costs include amounts for the closure of sales offices in Norway, New Zealand, and Germany and a manufacturing operation in the U.K.

      The Measurement and Control segment had unusual income of $0.6 million in the second quarter of 2000, primarily representing a gain on the termination of a lease, and $0.1 million of restructuring costs for employee retention. In the first quarter of 2000, this segment recorded $12.2 million of restructuring costs and unusual income, net, resulting from a gain of $12.4 million on the sale of its Nicolet Imaging Systems (NIS) and Sierra Research and Technology,
Inc. (SRT) subsidiaries. These businesses manufacture products that include imaging systems used in assembling complex printed circuit boards and in airbag manufacturing. NIS and SRT were sold for aggregate proceeds of $40.0 million and had aggregate revenues and operating income of $28.3 million and $2.2 million, respectively, in 1999. These units were sold due to a consolidation trend among manufacturers of test equipment in the markets these businesses serve. The segment also recorded $0.2 million of restructuring and unusual costs for employee retention for a small business unit that was sold and reversed $0.1 million of previously established restructuring reserves during the first quarter of 2000.

Power Generation
----------------

      The Power Generation segment recorded $0.2 million of restructuring costs during the third quarter of 2000 for employee retention.

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

      The Power Generation segment recorded unusual income of $2.0 million in the first quarter of 2000, representing a gain on the sale of Thermo Ecotek's
Gorbell facility in Maine. This segment also had restructuring costs of $1.7 million in the first quarter of 2000. This amount included $1.0 million of severance for 45 employees, 12 of whom were terminated as of September 30, 2000;
$0.6 million of noncash charges associated with the closing of Thermo Ecotek's gas marketing business; and $0.1 million of employee retention costs. The gas marketing costs include a writeoff of $0.3 million of cost in excess of net assets of acquired companies and $0.3 million of capitalized development costs.
Thermo Ecotek determined that its gas marketing business was a noncore business.

Corporate
---------

      The Company recorded $5.4 million of restructuring and unusual costs at its corporate office in the third quarter of 2000. This amount includes $2.9 million of severance for 19 employees; $1.3 million of investment banking, consulting, and legal fees associated with the Company's reorganization plan;
$1.0 million of employee retention costs that are being accrued ratably over the period through which the employees must work to qualify for a payment; and $0.2 million of noncash costs.

      The Company recorded $1.1 million of restructuring and unusual income, net, at its corporate office in the second quarter of 2000. This amount includes a gain of $3.8 million from the sale of an office building adjacent to the Company's corporate headquarters and $1.9 million of investment banking, legal, and consulting fees associated with the Company's reorganization plan. The
Company also recorded $0.1 million of severance for 2 employees and $0.7 million of employee retention costs.




                           THERMO ELECTRON CORPORATION

8.    Restructuring and Other Unusual Costs (Income), Net (continued)

      The Company also recorded $4.9 million of restructuring and unusual costs at its corporate office in the first quarter of 2000. This amount includes $2.8 million of investment banking, consulting, and legal fees associated with the Company's reorganization plan; a $1.2 million noncash charge, primarily related to modification of the term of certain stock options of the Company's former chairman; and $0.9 million of employee retention costs.

General
-------

      During 1998 and 1999, the Company announced restructuring actions that included plans for the termination of 729 employees. As of January 1, 2000, the Company had terminated 717 employees. The restructuring actions in 2000 included plans for the termination of an additional 294 employees. During the first nine months of 2000, the Company terminated 139 employees.

      The following tables summarize the cash components of the Company's restructuring plans. The noncash components and other amounts reported as restructuring and other unusual costs (income), net, in the accompanying statement of operations have been summarized in the notes to the tables. Accrued restructuring costs for the Company's continuing operations are included in other accrued expenses in the accompanying balance sheet.

Continuing Operations

                                                                 Abandonment
                                                     Employee      of Excess
(In thousands)                       Severance  Retention (b)     Facilities         Other          Total
-----------------------------------  ---------  -------------    -----------       --------      --------

1998 Restructuring Plans
 Balance at January 1, 2000           $    893       $      -       $    224       $    565      $  1,682
   Costs incurred in 2000                    -              -            102              -           102
   Usage                                  (714)             -           (239)             -          (953)
   Reserves reversed                         -              -            (84)             -           (84)
   Currency translation                    (77)             -             (3)           (51)         (131)
                                      --------       --------       --------       --------      --------

 Balance at September 30, 2000        $    102       $      -       $      -       $    514      $    616
                                      ========       ========       ========       ========      ========

1999 Restructuring Plans
 Balance at January 1, 2000           $  3,840       $      -       $    324       $  6,348      $ 10,512
   Usage                                (2,788)             -              -           (950)       (3,738)
   Reserves reversed                        (6)             -              -              -            (6)
   Reserves of businesses sold               -              -           (324)        (3,345)       (3,669)
                                      --------       --------       --------       --------      --------

 Balance at September 30, 2000        $  1,046       $      -       $      -       $  2,053      $  3,099
                                      ========       ========       ========       ========      ========

2000 Restructuring Plans
   Costs incurred in 2000 (a)         $ 11,485       $  3,482       $  3,065       $  7,229      $ 25,261
   Usage                                (4,172)          (449)          (775)        (6,449)      (11,845)
   Currency translation                    (68)           (32)           (32)           (12)         (144)
                                      --------       --------       --------       --------      --------

 Balance at September 30, 2000        $  7,245       $  3,001       $  2,258       $    768      $ 13,272
                                      ========       ========       ========       ========      ========

(a) Reflects restructuring costs of $5.6 million, $1.0 million, $5.7 million, $1.6 million, and $11.4 million in the Life Sciences, Optical Technologies, Measurement and Control, and Power Generation segments and the corporate headquarters, respectively. Excludes noncash charges of $1.4 million, $0.9 million, $16.6 million, $0.6 million, and $1.6 million in the Life Sciences, Optical Technologies, Measurement and
    Control, and Power Generation segments and the corporate headquarters, respectively. Also excludes unusual income, net, of $128.5 million,


                           THERMO ELECTRON CORPORATION

8.    Restructuring and Other Unusual Costs (Income), Net (continued)

    $4.4 million, and $3.8 million, in the Measurement and Control and Power Generation segments and the corporate headquarters, respectively, and unusual costs of $0.8 million and $1.5 million in the Life
    Sciences and Optical Technologies segments, respectively.
(b) Employee retention costs are accrued ratably each quarter through the date that employees must remain employed to qualify for a payment. The awards are based on specified percentages of employees' salaries and were generally awarded to help ensure continued employment at least through completion of the
    Company's reorganization plan.

      The Company's continuing operations expect to pay accrued restructuring costs as follows: severance, primarily through 2001; employee retention obligations, primarily in 2001 and January 2002; abandoned-facility payments, over lease terms expiring through 2003; and other costs, which represent fuel contract cancellation and pension termination costs, through 2001.

Discontinued Operations

                                                                Abandonment
                                                                  of Excess
(In thousands)                                     Severance     Facilities          Other          Total
-------------------------------------------------  ---------    -----------        -------        -------

1998 Restructuring Plans
 Balance at January 1, 2000                          $   198        $ 1,580        $     -        $ 1,778
   Usage                                                (113)           (65)             -           (178)
   Reserves reversed                                      (7)             -              -             (7)
   Reserves of businesses sold                           (34)          (666)             -           (700)
   Currency translation                                  (19)             -              -            (19)
                                                     -------        -------        -------        -------

 Balance at September 30, 2000                       $    25        $   849        $     -        $   874
                                                     =======        =======        =======        =======

1999 Restructuring Plans
 Balance at January 1, 2000                          $ 2,682        $19,000        $ 9,743        $31,425
   Costs incurred in 2000 by discontinued
     operations                                        2,214            412            919          3,545
   Usage                                              (2,413)          (980)        (2,718)        (6,111)
   Reserves reversed                                     (11)        (7,116)           (11)        (7,138)
   Reserves of businesses sold                           (62)        (1,650)             -         (1,712)
   Currency translation                                 (236)          (418)          (365)        (1,019)
                                                     -------        -------        -------        -------

 Balance at September 30, 2000                       $ 2,174        $ 9,248        $ 7,568        $18,990
                                                     =======        =======        =======        =======

      The Company's ThermoLase Corporation subsidiary negotiated a favorable resolution of certain lease obligations during the first nine months of 2000 and reversed $7.1 million of reserves related to such obligations. The reversal did not affect the Company's results of operations due to its treatment of ThermoLase as a discontinued operation. The Company's discontinued operations expect to pay accrued restructuring costs as follows: severance, primarily in 2000; abandoned-facility payments, over lease terms expiring through 2014; and other costs, which principally include land reclamation liabilities and contract termination costs, primarily through 2001.



                           THERMO ELECTRON CORPORATION

9.    Reorganization and Discontinued Operations

Reorganization

      In January 2000, the Company announced a proposed reorganization involving the Company and certain of its subsidiaries. The reorganization would split the Company into three independent public entities. The Company's continuing operations will focus on its instruments businesses. The Company's plans also include spinning off as a dividend to Company shareholders Thermo Fibertek Inc.
and a medical products company that focuses on patient monitoring and respiratory equipment.

Continuing Operations

      In addition to the majority-owned subsidiaries the Company had previously announced its intention to repurchase, the Company announced its intention to repurchase the publicly traded shares it did not already own in Thermo Optek
Corporation, ThermoQuest Corporation, Thermo BioAnalysis Corporation, Metrika
Systems Corporation, ONIX Systems Inc., Thermo Instrument Systems Inc., and
Thermedics Inc. The Company also announced the terms of its previously announced repurchases of Thermo Sentron Inc., Thermedics Detection Inc., and Thermo
Ecotek.

      Thermo Instrument has completed cash tender offers of $28.00 per share for Thermo BioAnalysis, $9.00 per share for Metrika Systems, and $9.00 per share for ONIX Systems in order to bring its and the Company's collective ownership of these businesses to at least 90%. Subsequently, Thermo Instrument completed the acquisition of the outstanding minority interest in each of these companies through short-form mergers at the same prices as the tender offers, and their common stock has ceased to be publicly traded. Because Thermo Instrument owned more than 90% of the outstanding shares of Thermo Optek and ThermoQuest common stock, each of these companies were repurchased through short-form mergers at $15.00 and $17.00 per share, respectively, and their common stock has ceased to be publicly traded.

      Thermedics has completed cash tender offers of $8.00 and $15.50 per share for Thermedics Detection and Thermo Sentron, respectively, in order to bring its and the Company's collective ownership of these subsidiaries to at least 90%.
Subsequently, Thermedics completed the acquisition of the outstanding minority interest in each of these companies through short-form mergers at the same prices as the tender offers and their common stock has ceased to be publicly traded.

      The Company has completed exchange offers for Thermo Instrument and Thermedics in which shares of Company common stock were offered to Thermo
Instrument and Thermedics shareholders in exchange for their shares in order to bring the Company's ownership in each of these subsidiaries to at least 90%. The exchange ratio for Thermo Instrument was 0.85 shares of Company common stock for each share of Thermo Instrument common stock and the exchange ratio for Thermedics was 0.45 shares of Company common stock for each share of Thermedics common stock. Subsequently, Thermo Instrument and Thermedics were spun into the Company through short-form mergers at the same exchange ratios that were offered in the exchange offers and their common stock has ceased to be publicly traded.

      Because the Company owned more than 90% of the outstanding shares of Thermo Ecotek, the Company repurchased Thermo Ecotek through a short-form merger. Thermo Ecotek shareholders received 0.431 shares of Company common stock for each share of Thermo Ecotek common stock. Following the merger, the common stock of Thermo Ecotek ceased to be publicly traded. Although it is no longer a core business under the reorganization plan, Thermo Ecotek will remain within the Company while the Company continues to evaluate how to best exit the business while maximizing shareholder value.



                           THERMO ELECTRON CORPORATION

9.    Reorganization and Discontinued Operations (continued)

      As a result of the completion of the mergers with Thermo Instrument, Thermedics, and Thermo Ecotek, the Company issued 18.3 million shares of its common stock valued at $380.7 million.

      As a result of the completion of the exchange offers for Thermo
Instrument, Thermedics, Thermo Ecotek, ThermoLase, ThermoTrex Corporation, and
Thermo TerraTech Inc., $790.2 million principal amount of subordinated convertible obligations of these subsidiaries became subordinated obligations convertible into Company common stock. In addition, the stock options of the subsidiaries were converted into stock options that are exercisable into 14.6 million shares of Company common stock. As a result of the completion of the cash tender offers and other repurchases, exchange offers, and stock option conversions described above, the Company has recorded an increase in cost in excess of net assets of acquired companies of approximately $410 million as of September 30, 2000. This asset is being amortized principally over 40 years.

Discontinued Operations

      The Company has completed its merger with Thermo TerraTech pursuant to which the Company acquired all of Thermo TerraTech's outstanding shares of common stock not already owned by the Company in exchange for Company common stock at a ratio of 0.3945 shares for each share of Thermo TerraTech common stock. Following the merger, the common stock of Thermo TerraTech ceased to be publicly traded.

      The Company has completed its merger with ThermoLase pursuant to which the Company acquired all of ThermoLase's outstanding shares of common stock not already owned by ThermoTrex or the Company in exchange for Company common stock at a ratio of 0.132 shares for each share of ThermoLase common stock. Following the merger, the common stock of ThermoLase ceased to be publicly traded. In addition, under the agreement, units of ThermoLase were modified so that each unit consists of a fractional share of Company common stock, which is redeemable in April 2001 for $20.25.

      The Company has completed its merger with ThermoTrex pursuant to which the Company acquired all of ThermoTrex's outstanding shares of common stock not already owned by the Company in exchange for Company common stock at a ratio of
0.5503 shares for each share of ThermoTrex common stock. Following the merger, the common stock of ThermoTrex ceased to be publicly traded.

      The Company has completed its mergers with ThermoRetec Corporation and The
Randers Killam Group Inc., pursuant to which the Company acquired, for $7.00 and $4.50 per share in cash, respectively, all of the outstanding shares of common stock of ThermoRetec and Randers Killam not already owned by Thermo TerraTech or the Company. The common stock of ThermoRetec and Randers Killam has ceased to be publicly traded.

      As a result of the completion of the mergers with Thermo TerraTech, ThermoLase, and ThermoTrex, the Company issued 4.3 million shares of its common stock valued at $68.0 million.

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



                           THERMO ELECTRON CORPORATION

9.    Reorganization and Discontinued Operations (continued)

of disposal of a segment of a business, the Company has classified the results of these businesses, as well as the results of the businesses being spun off as dividends (collectively, "the discontinued businesses"), as discontinued in the accompanying statement of operations. In addition, the net assets of these businesses were classified as net assets of discontinued operations in the accompanying balance sheet. Current net assets of discontinued operations primarily consist of cash, inventories, and accounts receivable, net of certain liabilities, primarily accrued expenses and accounts payable. Long-term net assets of discontinued operations primarily consist of machinery and equipment and cost in excess of net assets of acquired companies. In addition, long-term net assets of discontinued operations reflect subordinated convertible debentures of Thermo Cardiosystems Inc. and Thermo Fibertek.

      Summary operating results of the discontinued businesses were as follows:

                                                                                    Three           Nine
                                                                                   Months         Months
                                                                                    Ended          Ended
                                                                               October 2,     October 2,
(In thousands)                                                                       1999           1999
-----------------------------------------------------------------------------  ----------     ----------

Revenues                                                                       $  452,978     $1,366,940
Costs and Expenses                                                                442,333      1,581,334
                                                                               ----------     ----------

Income (Loss) from Discontinued Operations Before Income Taxes and
 Minority Interest                                                                 10,645       (214,394)
Income Tax (Provision) Benefit                                                     (5,820)        32,888
Minority Interest Income                                                               92         47,816
                                                                               ----------     ----------

Income (Loss) from Discontinued Operations                                     $    4,917     $ (133,690)
                                                                               ==========     ==========

      During the third quarter and first nine months of 2000, the Company's discontinued operations had revenues of $359.1 million and $1,164.8 million, respectively, and a net loss of $31.8 million and net income of $5.2 million, respectively. During the first nine months of 2000, the discontinued operations received proceeds of $202.0 million, net of cash divested, from the sale of businesses. While there can be no assurance as to the timing of the sale of any particular business, the Company expects to complete the sale of most of the remaining businesses by the first quarter of 2001. The Company expects to complete the spinoffs of Thermo Fibertek and the medical products company in 2001.

10.   Recent Accounting Pronouncement

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101,
"Revenue Recognition in Financial Statements." SAB 101 includes requirements for recording shipments as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 may require that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting as of January 2, 2000. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.



                           THERMO ELECTRON CORPORATION

11.   Sale of Business

      On July 14, 2000, Thermo Instrument completed the sale of its wholly owned
Spectra Precision businesses to Trimble Navigation Limited for approximately
$214 million in cash and $80 million in seller debt financing, subject to a post-closing adjustment. The note from the buyer calls for repayment in two equal annual installments beginning in July 2001 and carries interest at 10% per annum. The note has provisions that require earlier repayment under certain conditions. Spectra Precision, part of the Measurement and Control segment, was acquired in February 1999 as part of Spectra-Physics and provides the construction, surveying, and heavy machine industries with precision positioning equipment. These businesses were sold as part of an effort to focus on potentially higher-growth opportunities in the Life Sciences and Optical
Technologies segments.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" in the Company's Amendment No. 5 to Registration Statement on Form S-4 [Reg. No.
333-90661], filed with the Securities and Exchange Commission on August 23,
2000.

Results of Operations

Third Quarter 2000 Compared With Third Quarter 1999
---------------------------------------------------

Continuing Operations

      Sales in the third quarter of 2000 were $581.0 million, a decrease of $43.3 million from the third quarter of 1999. Excluding the results of the Power
Generation segment, for which the Company is evaluating alternatives for exiting this business, revenues decreased $26.2 million. Excluding the effect of acquisitions, divestitures, foreign currency translation, and the results of the Power Generation segment, revenues increased $56.3 million, or 11%.

      Operating income was $120.0 million in 2000, compared with $77.6 million in 1999. Segment income, which is operating income before corporate charges, increased to $132.8 million in 2000 from $84.7 million in 1999. Operating and segment income in the third quarter of 2000 were affected by gain on the sale of businesses, net, and charges for restructuring actions, inventory provisions, and impairment of an equity method investment (Note 8). Excluding these unusual items, which totaled income of $61.0 million and $7.3 million in 2000 and 1999, respectively, segment income decreased to $71.8 million in 2000 from $77.4 million in 1999. The unusual items in both periods are discussed below.
Excluding the results of the Power Generation segment and the unusual items, segment income decreased slightly to $63.1 million in 2000 from $63.4 million in 1999 and segment income margin (segment income divided by revenues) improved to 11.5% in 2000 from 11.1% in 1999. Segment income was affected by the inclusion of $5.6 million of income in the 1999 period from businesses divested in 2000 and higher amortization expense in the 2000 period, substantially offset by higher profitability in certain business units. The purchase of the minority interests of several subsidiaries that were previously publicly traded resulted in an increase in cost in excess of net assets of acquired companies and $2.9 million of incremental amortization expense in 2000 (Note 9).





                           THERMO ELECTRON CORPORATION

Third Quarter 2000 Compared With Third Quarter 1999 (continued)
---------------------------------------------------

      During the third quarter of 2000, the Company moved its spectroscopy and certain other businesses from the Optical Technologies segment to the Measurement and Control segment due to an organizational change. Prior periods have been restated to conform to this presentation. The restructuring actions undertaken in the third quarter of 2000 are expected to be substantially completed by the second quarter of 2001. These actions are expected to result in annualized savings of approximately $5 million, $2 million, $4 million, and $2 million in the Life Sciences, Optical Technologies, and Measurement and Control segments and corporate office, respectively, generally beginning in 2001.

Life Sciences
-------------

      Sales in the Life Sciences segment increased $5.6 million to $191.0 million in the third quarter of 2000. Sales increased $2.0 million due to acquisitions. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, resulted in an $11.4 million decrease in revenues in 2000. Excluding the effect of acquisitions and currency translation, revenues increased $15.0 million, or 8%. Sales of clinical diagnostic products increased
$6.1 million, reflecting higher demand for clinical chemistry analyzers and reagents. Sales of mass spectrometers increased $5.6 million, primarily due to strong sales in Japan and increased demand for high-end instruments used in proteomics, offset by reduced demand for lower-priced products. Sales of controlled-environment laboratory equipment increased $4.8 million due to expanding market share. These increases were offset in part by lower revenues from laboratory information management systems. Revenues from laboratory information management systems decreased due to lower demand that the Company believes is attributable in part to completion of year-2000 compliance projects in 1999.

      Segment income margin decreased to 5.2% in 2000 from 14.7% in 1999, primarily due to restructuring and related actions in 2000. Excluding inventory provisions and restructuring and unusual costs of $16.2 million in 2000 and unusual income of $0.3 million in 1999, segment income margin was 13.7% in 2000 and 14.5% in 1999. The decrease in segment income margin was primarily due to an increase in amortization of cost in excess of net assets of acquired companies as a result of the purchase of the minority interests of previously public subsidiaries. Excluding the additional amortization expense and the restructuring and unusual items, segment income margin was 14.4% in 2000. Lower profitability from a decrease in sales of laboratory information management systems was offset in part by improved results at other businesses, primarily due to an increase in revenues. The restructuring and unusual costs in 2000 include $8.4 million of charges to cost of revenues, primarily for discontinued product lines; $6.4 million of cash costs, primarily for severance and facilities closures; and $1.4 million of asset writedowns at a small business unit that was closed and for abandoned facilities.

Optical Technologies
--------------------

      Sales in the Optical Technologies segment increased $27.0 million to $126.6 million in the third quarter of 2000. Sales increased $0.3 million due to acquisitions. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, resulted in a decrease in revenues of $4.5 million in 2000. Excluding the effect of acquisitions and currency translation, revenues increased $31.2 million, or 32%. The increase in revenues was due in part to $14.1 million of increased demand from manufacturers of computers and microelectronics for semiconductor-based lasers as well as $9.0 million of higher revenues from temperature-control systems due to an increase in demand from the semiconductor industry. Revenues from photonics products increased $4.4 million, primarily due to strong demand for diffraction gratings for lithography and telecommunication devices. In addition, increased demand for molecular beam epitaxy systems contributed to higher revenues. The growth and profitability of this segment is, in part, dependent on the cyclical nature of the semiconductor industry, which is currently in a period of strong growth.



                           THERMO ELECTRON CORPORATION

Third Quarter 2000 Compared With Third Quarter 1999 (continued)
---------------------------------------------------

      Segment income margin decreased to 3.8% in 2000 from 5.7% in 1999, primarily due to restructuring and other charges. Excluding inventory provisions and restructuring and unusual costs of $6.3 million and $0.3 million in 2000 and 1999, respectively, segment income margin increased to 8.8% in 2000 from 6.0% in 1999. The increase in segment income margin was primarily due to increased sales. The restructuring and unusual charges in 2000 included charges to cost of revenues of $2.9 million primarily for discontinued product lines; a $1.5 million charge for in-process research and development in connection with an acquisition; $1.0 million of cash costs for severance and facility exit costs;
and $0.9 million primarily to reduce the carrying value of a small business unit that is held for sale to estimated disposal value. The unusual charges in 1999 included exit costs related to completion of the segment's 1998 restructuring plan.

Measurement and Control
-----------------------

      Sales in the Measurement and Control segment decreased $61.8 million to $233.6 million in the third quarter of 2000. Sales decreased $58.2 million due to divestitures, net of an acquisition. The divestitures primarily included the segment's Spectra Precision businesses in July 2000 and Nicolet Imaging Systems
(NIS) and Sierra Research and Technology, Inc. (SRT) in March 2000. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, resulted in a decrease in revenues of $10.7 million in 2000. Excluding the effect of divestitures and currency translation, revenues increased $7.0 million, or 3%. The increase in revenues included $2.8 million from quality control systems used by raw materials processors following depressed results in 1999, $2.6 million from process instruments used in the natural gas industry, which is benefiting from higher gas prices, and $2.0 million from environmental monitoring equipment.

      Spectra Precision, NIS, and SRT were sold as part of an effort to focus on potentially higher-growth opportunities in the Life Sciences and Optical
Technologies segments. In 1999, these businesses had aggregate revenues of $226.4 million and segment income of $19.0 million. In addition, this segment is holding several units for sale including its power electronics and test equipment businesses and units that provide the oil and gas industry with wellhead safety and control products. These businesses are cyclical, noncore units, and the segment expects the divestitures to be completed by late 2000 or early 2001. In 1999, these businesses had aggregate revenues of $132.2 million and segment income before restructuring and unusual charges of $2.9 million.

      Segment income margin increased to 46.9% in 2000 from 9.6% in 1999, primarily due to unusual income, net, in 2000. Segment income margin, excluding restructuring costs, inventory provisions, and unusual income, net, of $83.7 million in 2000, and inventory provisions and restructuring costs of $2.0 million in 1999, increased to 11.1% in 2000 from 10.3% in 1999. The increase in segment income margin resulted primarily from higher revenues at certain of the businesses discussed above. The unusual income, net, in 2000 primarily represents a net gain of $115.4 million on the sale of two businesses, primarily
Spectra Precision, and Spectra Precision's operating loss of $1.7 million in the third quarter of 2000 prior to its sale; asset writedowns of $16.6 million to reduce the carrying value of businesses held for sale to estimated disposal value and for abandoned facilities; charges to cost of revenues of $8.0 million, primarily for discontinued product lines; and $5.4 million of cash costs, primarily for severance and consolidation of facilities.

Power Generation
----------------

      Sales in the Power Generation segment, which consists of the Company's
Thermo Ecotek subsidiary, decreased $17.2 million to $34.3 million in the third quarter of 2000. Revenues decreased $13.7 million due to the expiration or negotiated termination of fixed-price contracts for the sale of power at Thermo
Ecotek's principal California plants and a facility in Maine. In 1999, Thermo
Ecotek had $3.7 million of revenues from peak-period operation of a newly acquired facility in California. In 2000, Thermo Ecotek recorded this facility's revenues as a reduction of construction cost due to commencement of a major expansion project. In addition, Thermo Ecotek had $1.1 million of developer fee revenue in 1999 associated with the transfer of rights to a power-sales agreement to a third party. These decreases



                           THERMO ELECTRON CORPORATION

Third Quarter 2000 Compared With Third Quarter 1999 (continued)
---------------------------------------------------

were offset in part by $1.6 million of higher revenues from 1999 acquisitions.
As noted below, the periods during which Thermo Ecotek received fixed rates for power at its four principal California facilities ended in 1999. The expiration or negotiated termination of fixed-price power-sales agreements has had and will continue to have a significant adverse effect on Thermo Ecotek's revenues and profitability, as discussed below.

      Segment income margin was 24.8% in 2000 and 45.2% in 1999 and decreased primarily due to unusual income, net, in 1999. Excluding restructuring and unusual costs of $0.2 million in 2000 and restructuring and unusual income, net, of $9.3 million in 1999, segment income margin was 25.3% in 2000 and 27.2% in 1999. The decrease in segment income margin resulted in part from $3.6 million of lower profitability at the Delano plants in California due to the expiration or termination of fixed-price contract periods. In addition, Thermo Ecotek established an accounts receivable reserve of $1.5 million at its plant in Germany due to financial difficulties at one of its customers. These decreases were offset in part by $3.1 million of higher profitability at the Mendota plant, which became fully depreciated in 1999, and a $0.5 million reduction in operating losses as a result of the closure of Thermo Ecotek's coal-beneficiation facility in mid-1999 and its subsequent sale. In addition, Thermo Ecotek's natural gas operations operated profitably in 2000, compared with a loss in 1999. The restructuring and unusual costs in 2000 represent cash costs for employee retention. The unusual income, net, in 1999 included a $13.5 million gain on the termination of a power-sales agreement, offset in part by a $2.8 million charge for a dispute with a utility customer and $1.4 million of asset writeoffs.

      The power-sales agreements for Thermo Ecotek's Mendota, Woodland, and
Delano plants in California are so-called standard offer #4 (SO#4) contracts, which required Pacific Gas & Electric (PG&E), in the case of Mendota and Woodland, and Southern California Edison (SCE), in the case of the Delano facilities, to purchase the power output of the projects at fixed rates through specified periods. Thereafter, the utility pays a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost).
Avoided cost rates are currently substantially lower than the rates Thermo
Ecotek received under the fixed-rate portions of its contracts and are expected to remain so for the foreseeable future. PG&E commenced paying for power purchased from the Mendota and Woodland facilities at avoided cost rates effective in July and August 1999, respectively. The power-sales agreement with SCE for the Delano facilities called for fixed contract rates through September
2000. In expectation of a decline in rates at its Delano facilities, Thermo
Ecotek reached an agreement in May 1999 to terminate its power-sales agreement, effective December 31, 1999. During the first quarter of 2000, Thermo Ecotek decided that it was uneconomical to operate the Delano facilities in nonpeak periods following the termination of their power-sales agreement. The plants suspended operations in March 2000 and commenced operations again in June 2000 for the summer peak period. Due to improved economics resulting in part from certain California tax incentives established to encourage operation of biomass plants, the Delano facilities have continued to operate following the end of the peak summer period and currently expect to operate for the foreseeable future on a seasonal basis. The California facilities affected by the change from fixed contract to avoided cost rates had aggregate revenues and operating income in 1999 of $105.6 million and $30.4 million, respectively. If Thermo Ecotek had been paid avoided cost rates for all of 1999 at its four principal California plants, 1999 revenues would have been reduced by approximately $64 million.

Other Expense, Net
------------------

      The Company reported other expense, net, of $35.8 million and $14.7 million in the third quarter of 2000 and 1999, respectively (Note 3). Other expense, net, includes interest income, interest expense, equity in income
(losses) of unconsolidated subsidiaries, gain on investments, net, and other income (expense), net. Interest income was unchanged at $10.1 million in 2000 and 1999. Interest income decreased due to the use of cash for the purchase of securities of the Company's majority-owned subsidiaries, offset by interest income on proceeds from divestitures and a note receivable from the buyer of the Spectra Precision businesses. Interest expense decreased to $20.0 million in 2000 from $25.0 million in 1999, as a result of the maturity and repurchase of Company and subsidiary debentures in 1999 and 2000.



                           THERMO ELECTRON CORPORATION

Third Quarter 2000 Compared With Third Quarter 1999 (continued)
---------------------------------------------------

      The Company incurred a net loss of $26.0 million in 2000 from its equity in the results of unconsolidated subsidiaries, primarily $26.1 million related to its investment in FLIR Systems, Inc. The Company recorded a write-down of $23.7 million in the carrying value of its investment in FLIR due to a decline in the market value of FLIR shares that the Company deemed other than temporary.
The Company also recorded a $2.4 million charge as its pro rata share of FLIR's results. The Company reports its pro rata share of FLIR's results on a one-quarter lag. During 2000, gain on investments, net, was $0.2 million, compared with $1.7 million in 1999. In 2000, other expense, net, also includes
$0.1 million of net currency losses, including $0.6 million of gains resulting from hedging activities at SPLI, which elected early adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Income Taxes
------------

      The Company's effective tax rate was 84% and 39% in the third quarter of 2000 and 1999, respectively. The effective tax rate in 2000 includes the effect of the sale of Spectra Precision, which had a lower tax basis than book basis, resulting in a significant tax gain on the sale. Excluding the gain and the tax effect of restructuring and unusual costs, the effective tax rate was 39% and 40% in 2000 and 1999, respectively. The effective tax rate exceeded the statutory federal income tax rate in both periods due to the impact of state income taxes and nondeductible expenses, including amortization of cost in excess of net assets of acquired companies.

Minority Interest Expense
-------------------------

      The Company recorded minority interest expense of $0.4 million and $6.8 million in the third quarter of 2000 and 1999, respectively, representing minority shareholders' allocable share of subsidiary earnings or losses.
Minority interest expense decreased due to the purchase of the minority interest in most of the Company's previously public subsidiaries.

Income from Continuing Operations
---------------------------------

      Income from continuing operations was $13.5 million in 2000, compared with $31.4 million in 1999. Results were affected by restructuring costs and unusual items, as well as the significant tax provision in 2000 on a gain on the sale of a business, discussed above.

Currency Exchange Rates
-----------------------

      The Company's export sales to Europe totaled 32% of revenues in 1999.
During the 12 months ended October 31, 2000, the Euro declined in value against the U.S. dollar by 19%. As the Euro declines in value, U.S. manufactured goods become more costly to customers in Europe, and European-based manufacturers become more price competitive. The Company believes that its growth in exports to Europe in 2000 has been adversely affected by the weakness in the Euro.
Continued weakness in the Euro could adversely affect the Company's revenues and operating results.

Litigation
----------

      The Company has been named a defendant, along with many other companies, in a patent infringement lawsuit brought by the Lemelson Medical, Education &
Research Foundation, L.P. The suit asserts that products manufactured, used, or sold by the defendants infringe one or more patents related to methods of machine vision or computer image analysis. Also, SPLI has been sued for patent infringement by Rockwell International Corp. The suit claims that SPLI infringes a patent for the manufacture of a film used in semiconductor applications. The
Company intends to vigorously defend against these claims. While the Company can give no assurance that it will prevail in these lawsuits, it believes that resolution of this litigation will not have a material adverse effect on the Company's financial position, although unfavorable outcomes could have a material adverse effect on the Company's results of operations or cash flow in the quarter or annual period in which the resolution occurs.



                           THERMO ELECTRON CORPORATION

Third Quarter 2000 Compared With Third Quarter 1999 (continued)
---------------------------------------------------

Discontinued Operations

      The Company's discontinued operations had income of $4.9 million in the third quarter of 1999, net of taxes and minority interest. While the Company is not currently aware of any known trends, events, or uncertainties involving discontinued operations, it is reasonably possible that expected proceeds from the sale of businesses could differ materially from the amounts estimated. Any difference from the amounts recorded would be reported as an adjustment to the loss on disposal of discontinued operations that was recorded in 1999.

First Nine Months 2000 Compared With First Nine Months 1999
-----------------------------------------------------------

Continuing Operations

      Sales in the first nine months of 2000 were $1.79 billion, a decrease of $22.8 million over the first nine months of 1999. Excluding the results of the Power Generation segment, for which the Company is evaluating alternatives for exiting this business, revenues increased $28.5 million. Excluding the effect of acquisitions, divestitures, foreign currency translation, and the results of the Power Generation segment, revenues increased $99.5 million, or 7%.

      Operating income was $240.6 million in 2000, compared with $32.9 million in 1999. Segment income increased to $273.3 million in 2000 from $56.8 million in 1999. The 2000 period includes significant gains on the sale of businesses, inventory provisions, and restructuring and related costs. The 1999 period included significant restructuring and related costs. Excluding unusual items totaling $76.2 million of income in 2000 and $156.2 million of costs in 1999, segment income decreased to $197.1 million in 2000 from $213.0 million in 1999.
The restructuring costs, inventory provisions, and unusual items in both periods are discussed below. Excluding the results of the Power Generation segment and the unusual items, segment income decreased slightly to $183.4 million in 2000 from $185.9 million in 1999, due to the inclusion in 1999 of $6.8 million of income from businesses subsequently divested and $2.9 million of incremental amortization expense resulting from the purchase of the minority interests of previously public subsidiaries. These decreases were offset in part by higher profitability at certain units.

Life Sciences
-------------

      Sales in the Life Sciences segment increased $9.2 million to $568.9 million in the first nine months of 2000. Sales increased $11.0 million due to acquisitions. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, resulted in a decrease in revenues of $26.7 million in 2000. Excluding the effect of acquisitions and currency translation, revenues increased $24.9 million, or 4%. Sales of clinical diagnostic products increased
$10.1 million due to higher demand for clinical chemistry analyzers and reagents and point of care testing products. Increased demand for mass spectrometers contributed $8.4 million of higher revenues, due in part to strong sales in Japan. Sales increased $6.7 million due to higher demand for controlled-environment laboratory equipment. In addition, an increase in revenues from biosciences products due to higher demand for the segment's immunoassay testing and Multiblock deoxyribonucleic (DNA) amplification products was offset in part by lower revenues from laboratory information management systems due to completion of year-2000 compliance projects in 1999.

      Segment income margin decreased to 10.9% in 2000 from 14.9% in 1999. The segment's margin decreased primarily due to restructuring and related actions in 2000. Excluding inventory provisions and restructuring and unusual costs, segment income margin decreased to 13.8% in 2000 from 14.9% in 1999 due to lower sales of laboratory information management systems, which have a higher profit margin than the segment's other products. In addition, segment income margin was negatively affected by expansion of the sales and service organization and consolidation of the principal operating units of the segment's biosciences products business and $1.3 million of higher amortization expense following the purchase of the minority interests of previously public subsidiaries. The restructuring and unusual costs are discussed in the results of operations for the third quarter.



                           THERMO ELECTRON CORPORATION

First Nine Months 2000 Compared With First Nine Months 1999 (continued)
-----------------------------------------------------------

Optical Technologies
--------------------

      Sales in the Optical Technologies segment increased $67.8 million to $347.5 million in the first nine months of 2000. Sales increased $18.9 million due to acquisitions, primarily the acquisition of SPLI, in which the segment acquired a majority interest on February 22, 1999. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, resulted in a decrease in revenues of $8.7 million in 2000. Excluding the effect of acquisitions and currency translation, revenues increased $57.6 million, or 22%.
Sales of semiconductor-based lasers increased $21.6 million due to higher demand from computer and microelectronic manufacturers. Sales of temperature-control systems increased $18.6 million due to higher revenues in 2000 as a result of strong demand from the semiconductor industry. Revenues from the sale of photonics products increased $12.9 million as a result of strong demand for gratings and other optical components used in systems for lithography and telecommunication devices. In addition, higher sales of molecular beam epitaxy systems resulted from increased demand from semiconductor manufacturers.

      Segment income margin was 6.4% in 2000 and 6.3% in 1999. Excluding inventory provisions and restructuring and unusual costs of $6.3 million and $4.3 million in 2000 and 1999, respectively, segment income margin increased to 8.3% in 2000 from 7.8% in 1999. Segment income margin increased primarily due to higher revenues. SPLI had slightly better than breakeven results in 2000 due to research and development costs totaling 13.6% of revenues as it increases initiatives in telecommunications. The restructuring and unusual costs in 2000 are discussed in the results of operations for the third quarter. The restructuring and unusual costs in 1999 included $3.2 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and $1.1 million of facility closing costs and severance associated with a restructuring plan undertaken in 1998 and completed in 1999.

Measurement and Control
-----------------------

      Sales in the Measurement and Control segment decreased $54.2 million to $799.8 million in the first nine months of 2000. Sales decreased $37.7 million due to divestitures, net of acquisitions. The unfavorable effects of currency translation, due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the segment operates, resulted in a decrease in revenues of $27.9 million in 2000. Excluding the effect of acquisitions, divestitures, and currency translation, revenues increased by $11.5 million, or 2%. Revenues from the sale of spectroscopy instruments increased $6.6 million due to higher demand. Revenues from the sale of process instruments increased
$5.9 million, primarily due to strong demand from the natural gas industry, which is benefiting from higher gas prices. In addition, sales of environmental monitoring equipment increased $5.3 million. These increases were offset in part by lower sales of weighing and inspection equipment resulting from reduced demand from the global packaged food industry. This industry is in a period of consolidation and the Company believes that a decrease in capital spending has resulted from uncertainty in the marketplace.

      Segment income margin was 21.6% in 2000 and 5.1% in 1999 and increased primarily due to gains on the sale of businesses. Segment income margin, excluding inventory provisions and restructuring and unusual income, net, of $96.5 million in 2000, and inventory provisions and restructuring and unusual costs of $37.2 million in 1999, was 9.5% in 2000 and 1999. Higher profitability from increased sales of process instruments and environmental monitoring equipment was offset by lower margins from spectroscopy instruments due to price competition at certain of the segment's elemental analysis businesses.
Restructuring and unusual income, net, in 2000 includes gains on the sale of businesses, net, of $127.9 million, and the related operating loss of $1.7 million of one of the divested businesses in the third quarter of 2000 prior to its sale; $16.6 million of asset writedowns to reduce the carrying value of businesses held for sale to estimated disposal value; charges to cost of revenues of $8.0 million, primarily for discontinued product lines; $5.7 million of cash costs for severance and facility costs; and a gain of $0.6 million from the termination of a lease. The 1999 restructuring and unusual costs include
$31.0 million of restructuring charges, primarily to reduce the carrying value of the power electronics and test equipment business to estimated disposal value; $4.4 million of charges for the sale of inventories revalued at the date of acquisition; and $1.9 million of inventory provisions.



                           THERMO ELECTRON CORPORATION

First Nine Months 2000 Compared With First Nine Months 1999 (continued)
-----------------------------------------------------------

Power Generation
----------------

      Sales in the Power Generation segment, which consists of the Company's
Thermo Ecotek subsidiary, decreased $51.3 million to $86.7 million in the first nine months of 2000. Revenues decreased $60.5 million due to the expiration or negotiated termination of fixed-price contracts for the sale of power at Thermo
Ecotek's principal California plants and a facility in Maine. This decrease was offset in part by $13.1 million of higher revenues from the 1999 acquisitions of a plant in Germany and a gas gathering and two gas storage facilities in the United States, as well as the expansion of a facility in the Czech Republic.
Thermo Ecotek had $4.4 million of revenues from peak-period operation of a newly acquired facility in California in 1999. In 2000, Thermo Ecotek recorded this plant's revenues as a reduction of construction cost due to commencement of a major expansion project. As noted in the results for the third quarter, the periods during which Thermo Ecotek received fixed rates for power at its four principal California facilities ended in 1999. The expiration or negotiated termination of fixed-price power-sales agreements has had and will continue to have a significant adverse effect on Thermo Ecotek's revenues and profitability.

      Segment income margin was 18.4% in 2000 and a negative amount in 1999 due to restructuring and unusual costs. Excluding restructuring and unusual income, net, of $2.2 million in 2000 and restructuring and unusual costs, net, of $115.0 million in 1999, segment income margin was 15.8% in 2000 and 19.7% in 1999. The decrease in segment income margin resulted in part from lower segment income of $19.5 million in 2000 at Thermo Ecotek's Delano plants due to the expiration or termination of fixed-price contract periods. This decrease was offset in part by a $5.9 million reduction in operating losses as a result of the closure of Thermo Ecotek's coal-beneficiation facility in mid-1999 and its subsequent sale.
Also, the addition of gas gathering and storage facilities reduced the decline in segment income. In 2000, Thermo Ecotek recorded $2.2 million of restructuring and unusual income, net, including a $2.7 million gain on a factoring transaction, which represents a revision to the estimate of impairment recorded in 1999; a $2.0 million gain on the sale of its Gorbell plant in Maine; and $0.2 million of other gains, offset in part by $1.6 million of employee severance and retention costs and $1.1 million of costs associated with the closure of a business. In 1999, Thermo Ecotek recorded restructuring and unusual costs, net, of $115.0 million, primarily associated with the termination of the power-sales agreement for the Delano plants and closure of its coal-beneficiation plant.

Other Expense, Net
------------------

      The Company reported other expense, net, of $67.3 million and $51.9 million in the first nine months of 2000 and 1999, respectively (Note 3). Other expense, net, includes interest income, interest expense, equity in income
(losses) of unconsolidated subsidiaries, gain on investments, net, and other income (expense), net. Interest income decreased to $28.6 million in 2000 from $34.3 million in 1999. The decrease resulted primarily from the use of cash for the purchase of securities of the Company's majority-owned subsidiaries.
Interest expense decreased to $64.7 million in 2000 from $74.1 million in 1999 as a result of the maturity and repurchase of Company and subsidiary debentures in 1999 and 2000.

      The Company incurred a loss of $41.1 million in 2000 from its equity in the results of unconsolidated subsidiaries, primarily $41.4 million at FLIR, including a writedown of the carrying value of the investment in FLIR to market value. The Company reports its pro rata share of FLIR's results on a one-quarter lag. During 2000, gain on investments, net, was $6.6 million, compared with $1.0 million in 1999. The 1999 gain on investments includes $5.7 million of charges for impairment that was deemed other than temporary. In 2000, other income, net, also includes $4.0 million of currency gains, primarily resulting from hedging activities at SPLI, which elected early adoption of SFAS No.
133, "Accounting for Derivative Instruments and Hedging Activities."



                           THERMO ELECTRON CORPORATION

First Nine Months 2000 Compared With First Nine Months 1999 (continued)
-----------------------------------------------------------

Income Taxes
------------

      The Company's effective tax rate was 62% in the first nine months of 2000.
The Company recorded a tax provision of $6.7 million on a pretax loss of $19.0 million in the first nine months of 1999 due to certain nondeductible restructuring charges. The effective tax rate in 2000 includes the effect of the sale of Spectra Precision, which had a lower tax basis than book basis, resulting in a significant tax gain on the sale. Excluding unusual items, the tax rate in 2000 and 1999 was 39% and 38%, respectively. The effective tax rate in each period exceeds the statutory federal income tax rate primarily due to state income taxes and nondeductible expenses, including amortization of cost in excess of net assets of acquired companies.

Minority Interest Expense
-------------------------

      The Company recorded minority interest expense of $11.6 million and $11.1 million in the first nine months of 2000 and 1999, respectively.

Income from Continuing Operations
---------------------------------

      Income from continuing operations was $54.0 million in 2000, compared with a loss of $36.9 million in 1999. Results were affected by restructuring costs and unusual items, net, in both periods as well as the significant tax provision in 2000 on a gain on the sale of a business as discussed above.

Discontinued Operations

      The Company's discontinued operations had a loss of $133.7 million in the first nine months of 1999, net of taxes and minority interest.

Liquidity and Capital Resources

      Consolidated working capital was $1.60 billion at September 30, 2000, compared with $1.45 billion at January 1, 2000. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $755.4 million at September 30, 2000, compared with $837.3 million at January 1, 2000.
In addition, the Company had $42.3 million of long-term available-for-sale investments at September 30, 2000, compared with $40.2 million at January 1, 2000.

      Cash provided by operating activities was $114.8 million during the first nine months of 2000, including $44.9 million from continuing operations. Cash of $65.2 million was used to fund an increase in inventories, which was approximately evenly distributed among the Company's three instrument segments.
The Company expects to focus renewed attention to inventory management during the remainder of 2000 and in 2001. An increase in other current liabilities provided $23.4 million of cash, including $7.4 million of accrued interest and $7.3 million of accrued income taxes, due to the timing of payments. In connection with certain restructuring actions undertaken by the Company's continuing operations, the Company had accrued $17.0 million for restructuring and unusual costs at September 30. The Company expects to pay $14.7 million of this amount for severance, employee retention, and other costs through January
2002. The remaining balance of $2.3 million will be paid through the expiration of lease obligations in 2003. In addition, at September 30, 2000, the Company had accrued $11.4 million for acquisition expenses. Accrued acquisition expenses includes $2.5 million of severance obligations, which the Company expects to pay through 2001. The balance, which primarily represents abandoned-facility payments, will be paid over the remaining terms of the leases through 2014.



                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

      During the first nine months of 2000, the primary investing activities of the Company's continuing operations, excluding available-for-sale investment activities, included the acquisition of minority interests of subsidiaries, the sale of businesses, and the purchase of property, plant, and equipment. The
Company's continuing operations expended an aggregate of $303.6 million to acquire the minority interest of certain majority-owned subsidiaries (Note 9).
In the first nine months of 2000, the Company's continuing operations sold businesses for aggregate proceeds, net of cash divested, of $253.2 million (Note
11). The Company's continuing operations expended $82.1 million for purchases of property, plant, and equipment and $15.8 million, net of cash acquired, for acquisitions during the first nine months of 2000. In addition, Thermo Ecotek entered into an agreement with a bank group to factor a portion of the payments to be received from the termination of the power-sales agreement at its Delano facilities. Proceeds from this arrangement, together with termination payments received prior to the factoring agreement, totaled $83.8 million. During the first nine months of 2000, investing activities of the Company's discontinued operations provided $217.2 million of cash, primarily representing proceeds, net of cash divested, of $202.0 million from the sale of businesses, including the FES division of Thermo Power Corporation, Trex Communications Corporation, the
Medical Imaging business of Trex Medical Corporation, and the Lancaster
Laboratories business of Thermo TerraTech Inc. In addition, the Company's discontinued operations used $44.6 million to acquire the minority interest of certain majority-owned subsidiaries and $27.3 million for the purchase of property, plant, and equipment.

      The Company's financing activities used $165.4 million of cash during the first nine months of 2000, including $168.9 million for continuing operations.
During the first nine months of 2000, the Company expended $174.4 million for the repayment of long-term obligations, $29.2 million to purchase shares of its common stock and debentures, and $14.6 million to purchase debentures of certain of the Company's majority-owned subsidiaries.

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

(b)   Reports on Form 8-K

      On July 11, 2000, the Company filed a Current Report on Form 8-K with respect to the appointment of Marijn Dekkers as chief operating officer of the Company.

      On August 4, 2000, the Company filed a Current Report on Form 8-K to include the Company's press release issued on August 3, 2000, regarding its financial results for the quarter ended July 1, 2000.



                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of November 2000.

                                    THERMO ELECTRON CORPORATION



                                    --------------------------------------------
                                    /s/ Theo Melas-Kyriazi
                                    Theo Melas-Kyriazi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  2.1 Agreement and Plan of Merger dated as of October 3, 2000, by and among Thoratec Laboratories Corporation, Lightning Acquisition
               Corp., Thermo Electron Corporation, and Thermo Cardiosystems Inc.
               (filed as Exhibit 2 to Thermo Cardiosystems' Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2000 [File No.
               1-10114] and incorporated
               herein by reference).

 10.1          Employment Agreement between Thermo Electron Corporation and
               Marijn Dekkers.

 27.1          Financial Data Schedule for the quarter ended September 30, 2000.

 27.2          Restated Financial Data Schedule for the quarter ended October 2,
               1999.
