Form 10-K
period 2000-12-30
THERMO ELECTRON CORP
filed 2001-03-21
CIK 97745



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[     X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Exchange Act of 1934 for the fiscal year ended December 30, 2000

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

       Registrant's telephone number, including area code: (781) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
----------------------------------     -----------------------------------------
Common Stock, $1.00 par value                            New York Stock Exchange
Preferred Stock Purchase Rights
3 1/4% Subordinated Convertible
Debentures due 2007                                      American Stock Exchange
4% Subordinated Convertible
Debentures due 2005                                      American Stock Exchange
Units, each consisting of a
fractional share of Common Stock,
$1.00 par value per share, and one
redemption right                                         American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 26, 2001, was approximately $5,035,621,000.

As of January 26, 2001, the Registrant had 182,591,812 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Electron's Annual Report to Shareholders for the year ended
December 30, 2000, are incorporated by reference into Parts I and II, and sections of the company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001, are incorporated by reference into Part
III. Copies of these documents can be obtained at no cost by calling the company's Investor Relations department at 781-622-1111.



                                     PART I

Item 1.  Business
         --------

(a)   General Development of Business
      -------------------------------

      Thermo Electron Corporation (also referred to in this document as "Thermo
Electron," "we," "the company," or "the registrant") is a global leader in the development, manufacture, and sale of technology-based instrument systems, components, and solutions used in virtually every industry to monitor, collect, and analyze data to provide knowledge for the user. For example, our powerful analysis technologies help biotech researchers sift through data to make the discoveries that will fight disease or prolong life; allow telecommunication equipment manufacturers to fabricate components required to increase the speed and quality of communications; and monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently and safely.

      In the late 1980s, we adopted a strategy of spinning out certain businesses into separate public subsidiaries in which we kept a majority ownership. By 1997, we had spun out 22 public entities serving many diverse markets.

      In 1998, we began to reorganize and simplify our structure to regain business focus. During 1999, three of our public subsidiaries were taken private and then a fourth in early 2000. In January 2000, we announced a major reorganization that would allow us to focus solely on our instruments business.
As part of this plan, we took private all of our remaining public subsidiaries, other than Spectra-Physics Lasers, Inc. (Spectra-Physics or SPLI), in which we acquired a majority interest in 1999 and continue to own 78 percent; Thermo
Fibertek Inc. and its Thermo Fibergen Inc. subsidiary, which are discussed below; and Thermo Cardiosystems Inc., which we sold in February 2001. In addition, we decided to sell noncore businesses with aggregate revenues of more than $1 billion. We also expect to issue as a dividend to our shareholders two businesses that we plan to spin-off completely:
      - one business serves the healthcare industry with a range of medical products for diagnosis and monitoring;
      - the other, Thermo Fibertek, supplies systems to the paper making and recycling industry, as well as fiber-based consumer products.

      In February 2001, the company announced that it had entered into a definitive agreement to sell its power generation business.

      The businesses to be spun off and sold as part of our reorganization have been accounted for as discontinued operations (see "Description of Business
Principal Products and Services"). Except where indicated, the information presented in this Form 10-K pertains to our continuing operations.

      Our strategy going forward is to emphasize internal growth by investing proceeds from the sale of noncore businesses to pursue developments in the high-growth markets that we serve, particularly life sciences and optical technologies. We also plan to augment that growth by making complementary acquisitions.

      Thermo Electron is a Delaware corporation and was incorporated in 1956.
The company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.

Forward-looking Statements

      We may make forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, throughout this Annual Report on Form 10-K. Any statements in this document that are not statements of historical fact may be considered forward-looking. As you read this document, the words "believes,"
"anticipates," "plans," "expects," "seeks," "estimates," and other similar expressions are intended to identify forward-looking statements. A number of important factors could cause the company's results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in our 2000 Annual Report to Shareholders, which statements are incorporated in this document by reference.

--------------------
* References to 2000, 1999, and 1998 herein are for the fiscal years ended
  December 30, 2000, January 1, 2000, and January 2, 1999, respectively.



(b)   Financial Information About Segments
      ------------------------------------

      Financial information about the company's segments (also called "sectors") is summarized in Note 15 to Consolidated Financial Statements in our 2000 Annual
Report to Shareholders, which is incorporated in this document by reference.

(c)   Description of Business
      -----------------------

      (i)  Principal Products and Services
           -------------------------------

      We report our business in three sectors:  Life Sciences, Optical
Technologies, and Measurement and Control.

Life Sciences

      We address the biotechnology and pharmaceutical markets, as well as the clinical laboratory and healthcare industries, through our Life Sciences sector.
This sector is organized into five divisions: analytical instruments, clinical diagnostics, scientific equipment, biosciences, and informatics.

      Analytical instruments includes our offerings of mass spectrometers, liquid and gas chromatographs, and multi-instrument combinations of these products, along with consumable products such as the vials, syringes, and columns necessary for chromatography. These systems are used by the pharmaceutical industry for drug development, testing, and quality control, and by the biotechnology industry for research leading to knowledge about disease and possible treatments. A significant and growing application for these instruments is proteomics, the study of proteins. Most drugs - about 90 percent interact with proteins, so multi-instrument systems that can rapidly identify and quantify proteins are of increasing value to pharmaceutical and biotechnology customers. In early 2000, we introduced an integrated, high-throughput system for the quantitative analysis of proteins, employing the company's new Surveyor high performance liquid chromatograph, LCQ Deca mass spectrometer, and new TurboSEQUEST software. Later in the year, we introduced the TSQ(R) Quantum, the first high-resolution, ultracompact benchtop triple quadrupole mass spectrometer.

      Clinical diagnostics equipment and supplies are used by healthcare laboratories in doctors' offices and hospitals to detect and diagnose disease.
Products in this group include sample preparation instruments and materials to highlight abnormal cells, blood gas and ion-selective electrolyte (ISE) consumables, chemistry reagents, clinical biochemistry instruments and automation equipment, and rapid diagnostic tests for use in physicians' offices.
We received U.S. Food and Drug Administration (FDA) clearance in December 1998 for our FLU OIA 15-minute diagnostic test, which detects influenza A and B in patient samples. We also make the only FDA-cleared rapid test for Streptococcus
B, which is one of the leading causes of brain damage in newborns.

      Scientific equipment is used for the preparation and preservation of chemical samples, principally in research settings for pharmaceutical, academic, and government customers. Products in this group include ultralow-temperature freezers, high-speed centrifuges, centrifugal vacuum concentrators, and laboratory freeze dryers. We also design, manufacture, and market electrochemistry and other technologies for quality assurance and regulatory compliance, primarily in the environmental, food and beverage, chemical, pharmaceutical, and biomedical research industries. These products determine the quality of various substances, from food and pharmaceuticals to water and wastewater, by measuring their pH, specific ion concentration, dissolved oxygen, and conductivity.

      Biosciences instruments and consumables encompass a broad range of products, such as microplate-based handling and reading equipment, optical biosensors, polymerase chain reaction (PCR) thermal cyclers for deoxyribonucleic acid (DNA) amplification, magnetic particle-based molecular separation instruments, and single nucleotide polymorphism (SNP) scoring systems.
Consumables include reagents, microtiter plates, liquid-handling pipettes, and pipette tips. Biosciences instruments are used primarily by pharmaceutical companies for drug discovery and development, testing, and quality control, and by biotechnology companies and universities for research leading to knowledge about diseases and possible treatments. These products are typically used on the "front end" of multi-instrument systems, as the instruments prepare and handle samples prior to being loaded into other, advanced instruments.

      Informatics laboratory information management systems facilitate the monitoring and analysis of samples by storing and organizing the massive amounts of analytical data gathered in laboratories, industrial settings, and clinical testing sites. We are a leading supplier of laboratory information management systems, and provide chromatography data systems (CDS) to analyze chromatographic data obtained via gas or liquid chromatography and capillary electrophoresis.

Optical Technologies

      We are a leader in optical and energy-based systems and technologies that control and apply light throughout the electromagnetic spectrum for many different uses. Products within the Optical Technologies sector are used in multiple markets - particularly the scientific instrument, semiconductor, and telecommunications industries - to fabricate, analyze, and implement advanced materials. These products are grouped into four divisions: photonics, semiconductor, physical properties, and Spectra-Physics.

      Photonics businesses manufacture optical and optoelectronics components and systems that are used in a variety of industries, including scientific and medical instruments, telecommunications, and semiconductor applications. Our diffraction gratings are used in the line-narrowing packages of excimer lasers used for photolithography systems in semiconductor manufacturing, and in the fabrication of "grisms" (grating and prism), for the multiplexing and demultiplexing of wavelengths in optical telecommunications.

      Semiconductor products are used in the manufacture of capital equipment that produces and tests semiconductor chips. In particular, we are the leading supplier of molecular beam epitaxy (MBE) systems for the manufacture of gallium arsenide and other compound semiconductor devices. The largest application of these systems is for microwave devices used in cellular telephones and other high-speed wireless communications devices. In 1999, we introduced the V150 MBE, a successor to our market-leading V100 MBE system. The V150 MBE helps customers keep pace with the rapidly growing demand for high-speed telecommunications devices by significantly increasing semiconductor production capacity. In 2000, we introduced the Theta Probe, a next-generation semiconductor, to analyze defects in ultra-thin surface layers of a chip.

      Physical properties instruments analyze materials for viscosity, surface tension, and thermal properties. We are the leading manufacturer of precision temperature-control products, which are necessary for laser, semiconductor, analytical, laboratory, industrial, and research and development applications.
Customers include the food and beverage industries, which use high-precision viscometers to maintain the quality and consistency of their products.

      Spectra-Physics is a leader in the design, development, manufacture, and distribution of semiconductor-based lasers and laser optics for a broad range of applications, including active and passive components for telecommunications.
Passive components are used to mix, filter, and adjust the optical signals transmitted through a fiber optic network, while active components generate and amplify optical signals, or light. Spectra-Physics has also developed high-power semiconductor-based laser products for a variety of other commercial markets, including computer and microelectronics manufacturing, industrial manufacturing, medical image recording, and research and development. Although a significant portion of the installed base of commercial lasers consists of high-power conventional lasers, the laser industry is undergoing a fundamental technology shift to high-power semiconductor-based lasers. This transition is being driven by the advantages offered by semiconductor-based lasers, including lower operating costs, small size, higher reliability, and greater efficiency.



Measurement and Control

      We provide a range of real-time, on-line sensors, monitors, and control systems through our Measurement and Control sector. These products help manufacturers improve and refine their processes to increase productivity and quality. These improvements also help our customers meet government standards for product and worker safety. This sector is organized into six divisions:
compliance instruments, weighing and inspection, quality solutions, process instruments, spectroscopy, and industrial products.

      Compliance instruments and systems monitor environmental pollutants generated by industrial and mobile sources. These include continuous gaseous and aerosol monitors, and water quality instruments for assessing ambient air quality and emissions from stationary sources. Compounds measured include common air pollutants, aerosols, and organic halogens and carbon. We also provide a comprehensive line of gas detectors for controlling and detecting the presence of harmful radiation and combustible and toxic gases for worker and plant safety. These products range from simple handheld, general-purpose portable equipment to more sophisticated fixed systems.

      Weighing and inspection systems include a comprehensive family of on-line weighing and inspection equipment for consumer products, packaged goods, and bulk materials. Products for the packaged and consumer goods sector provide customers with a quality and productivity solution by ensuring that each package contains the proper quantity of a specific item, whether it be a food product or a book ordered over the Internet. We use a variety of technologies, including
X-ray imaging and ultratrace chemical detection, to inspect food, beverage, and pharmaceutical packages to see that they are free of physical contaminants and contain no missing or broken parts. In bulk materials, our product line includes solids flow monitoring and level measurement for a wide variety of process industries including food, chemicals, plastics, and pharmaceuticals.

      Quality solutions include on-line process optimization systems that use proprietary, ultrahigh-speed, noninvasive measurement technologies to analyze the physical and chemical properties of streams of raw materials in real time.
This technology allows the entire stream of material to be analyzed and eliminates the need for off-line sampling, which can add production time and cost. These systems are used primarily to analyze the composition of raw materials for several industries, such as coal, cement, minerals, bulk chemicals, pharmaceuticals, and food products. We also provide process optimization systems for the continuous production of certain web-type finished materials, such as metal strip, plastics, foil, rubber, glass, and paper. These instruments measure the total thickness, basis weight, and coating thickness of such materials. Measurements are gathered without contacting the material or interfering with the production process, and are highly accurate and extremely reliable even in hostile environments such as steel mills. These systems provide tangible economic benefits for customers by reducing materials waste and energy consumption.

      Process instruments include sophisticated systems for the field measurement and sensor sector of the process control market. These systems provide real-time data collection, analysis, and local control functions using a variety of technologies, including radiation, radar, ultrasonic, and vibrational measurement principles, as well as flow monitoring meters, gas chromatography, mass spectrography, and X-ray fluorescence. Industries served include oil and gas, chemical, semiconductor, pharmaceutical, electric utility, minerals and mining, water and wastewater treatment, and pulp and paper. Process instruments are used to improve efficiency, to provide process and quality control, to maintain regulatory compliance, and to increase worker safety.

      Spectroscopy instrumentation uses various optical techniques to determine, in a nondestructive manner, the elemental and molecular composition of a wide range of complex liquids and solids. Customers include pharmaceutical, specialty chemical, steel, and basic material producers, who use these instruments either in a laboratory or integrated directly into the production line.

      Industrial products include businesses that design, develop, and manufacture precision measurement instrumentation and components to increase productivity for chemical, food, oil, gas, and semiconductor companies.



Discontinued Operations

      As a result of our January 2000 reorganization plan and our February 2001 agreement to sell our power generation business, a number of businesses have been accounted for as discontinued operations. The major businesses included in this category are as follows:

Businesses being spun off:

      Thermo Fibertek companies
      -------------------------
      Thermo Fibertek:  papermaking and recycling equipment and water-management systems
      Thermo Fibergen:  fiber-based composite products and water-clarification and fiber recovery systems

      Medical Products company
      ------------------------
      Thermo Biomedical:  neurodiagnostic monitoring, vascular, and audiology systems; respiratory-care products; and portable patient-monitors
      Thermedics Medical:  biocompatible polymers; cardiac and respiratory diagnostic and monitoring equipment; and enteral feeding systems
      Tecomet:  specialty metals fabrication, trauma products, prosthetics

Major businesses sold to date:

      Since December 1999, the Company's discontinued operations have sold nearly 30 operating units with annual revenues of over $1 billion. The principal units sold included the following:

      FES division of Thermo Power Corporation:  industrial refrigeration systems
      Peek division of Thermo Power:  intelligent traffic control systems
      Trex Communications Corporation:  satellite communication systems
      Medical Imaging division of Trex Medical Corporation:  medical imaging systems
      Coleman Research Corporation:  systems engineering and analytical services
      Thermo Cardiosystems:  heart-assist devices (received equity interest in buyer)
      Thermo TerraTech Inc.:  environmental services (principal operating units sold)

      In addition to the power generation business, which we entered into a definitive agreement to sell in February 2001, we are in the process of selling several other businesses included in our discontinued operations with annual revenues of $160 million.

      (ii) and (xi) New Products; Research and Development
                     --------------------------------------

      Our business includes the development and introduction of new products and may include entry into new business sectors. We are not currently committed to any new products that require the investment of a material amount of our assets, nor do we have any definitive plans to enter new businesses that would require such an investment.

      During 2000, 1999, and 1998, we spent $176.8 million, $171.1 million, and $127.5 million, respectively, on research and development.

      (iii)  Raw Materials
             -------------

      Our management team believes that we have a readily available supply of raw materials for all of our significant products from various sources. We do not anticipate any difficulties obtaining the raw materials essential to our business.



      (iv)  Patents, Licenses, and Trademarks
            ---------------------------------

      Patents are important to our business; no particular patent, or related group of patents, is so important, however, that its loss would significantly affect our operations as a whole. Generally, we seek patent protection for inventions and developments made by our personnel and incorporated into our products or otherwise falling within our fields of interest. Patent rights resulting from work sponsored by outside parties do not always accrue exclusively to the company and may be limited by agreements or contracts.

      We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register our products. We also enter into license agreements with others to grant and/or receive rights to patents and know-how.

      (v)  Seasonal Influences
           -------------------

Continuing Operations
---------------------

      There are no material seasonal influences on sales of our products.

Discontinued Operations
-----------------------

      Thermo Ecotek, which was previously our Power Generation segment, has typically earned much of its income from May through October. Many of Thermo
Ecotek's power plants operate in California. In that state, our agreements with our customers provide strong incentives to operate during the summer months, which are a period of high energy demand. Likewise, Thermo Ecotek typically reports only a marginal profit during the first three months of the year, due to the rate structures under these agreements. Due to the expiration of the fixed price contracts at Thermo Ecotek's California plants, the seasonality of this business was reduced in 2000.

      (vi)    Working Capital Requirements
              ----------------------------

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

      (vii)   Dependency on a Single Customer
              -------------------------------

      No customer accounted for more than 10% of our total revenues in any of the past three years.

      (viii)  Backlog
              -------

      Our backlog of firm orders at year-end 2000 and 1999 was as follows:

(In thousands)                                                                             2000       1999
------------------------------------------------------------------------------------- ---------  ---------

Life Sciences                                                                          $118,284   $110,263
Optical Technologies                                                                    253,183    134,363
Measurement and Control                                                                 194,363    180,157
                                                                                       --------   --------

                                                                                       $565,830   $424,783
                                                                                       ========   ========

      We believe that virtually all of our backlog at the end of 2000 will be filled during 2001.



      (ix) Government Contracts
           --------------------

      Not applicable.

      (x)  Competition
           -----------

      The markets for our products are highly competitive. In general, our success in these markets depends on four factors:

      -  technical advances that result in new products and improved price/performance ratios,

      -  our reputation among customers as a quality provider of products and services,

      -  active research and application-development programs, and

      -  prices of our products and services.

     In many markets, we compete with large analytical instrument companies such as Agilent Technologies Inc.; PerkinElmer, Inc.; Varian Associates, Inc.; Waters
Corporation; and Hitachi, Ltd. In other markets, we compete with numerous smaller, more specialized firms.

Life Sciences

      Analytical instruments. Our principal competitors in this market include
Agilent, Waters, Shimadzu Corporation, PerkinElmer, Bruker, and Applied
Biosystems, and we compete primarily on the basis of technical performance, customer service and support, and price.

      Clinical diagnostics. In this market, we compete with Leica Microsystems;
Sakura Finetek U.S.A., Inc.; Ventana Corporation; Cytyc Corporation; Wescor
Inc.; Jewett Inc.; and Mopec Inc., primarily based on quality, price, and service.

      In the clinical chemistry reagent market, our competitors include Abbott
Laboratories; BioChem Pharma; Chiron Corporation; and Sigma Diagnostics, a division of Sigma-Aldrich Co. Competition in this market is primarily based on product quality and price.

      Competitors in the market for rapid diagnostic test kits are Abbott
Laboratories; Becton, Dickinson and Company; Roche-Boeringher Manheim; and
Quidel Corporation. We compete primarily on the basis of innovative technology as well as price.

      Scientific equipment. Our principal competitors in this market are Jouan
S.A.; NuAire Inc.; Sanyo Electric Co. Ltd.; Labconco Corporation; Corning-Costar
Corporation; Fisher Scientific International Inc.; Mettler-Toledo International
Inc.; Beckman Coulter, Inc.; Metrohm Ltd.; Radiometer; Kyoto; ManTech; and
Denver Instruments. We compete primarily on the basis of technical performance, customer service and support, and price.

      Biosciences instruments and consumables. We compete with PerkinElmer;
Molecular Devices Corporation; Beckman Coulter; Bio-Rad Laboratories, Inc.;
Agilent; MJ Research Technology; Qiagen Corporation; Biacore International,
Inc.; Nalge Nunc Inc.; Corning; Rainin Instruments; Greiner GmbH; and Eppendorf
GmbH. In this market, we compete primarily on the basis of technical performance, user convenience, and, to a lesser extent, price.

      Informatics.  Our competitors include PerkinElmer,  PE Biosystems,  Beckman
Coulter, Agilent, LabVantage Solutions, LIMS U.S., Scientific Software Inc., and
Waters. We compete primarily on the basis of product performance and price.



Optical Technologies

      Photonics. We compete primarily on the basis of technical suitability, product performance, reliability, and price. Principal competitors include
Optical Coating Laboratory, Inc.; Newport Corporation; Hamamatsu Photonics K.K.;
Barr Associates, Inc; and JY Horiba.

      Semiconductor. We compete primarily with Riber Instruments S.A., Oxford
Instruments plc., Physical Electronics Inc., Shimadzu Corporation, Omicron GmbH,
EDAX Inc., SPECTROFLASH (a subsidiary of Bourevestnik, Inc.), and Asoma
Instruments, Inc. In this market, we compete primarily on the basis of quality, performance, technology, and price.

      Physical properties. We compete with TA Instruments, Inc., a subsidiary of Waters; and Rheometrics Scientific Inc. In this market, we offer mid-level products, with instruments that operate on a personal-computer platform, and compete primarily on the basis of quality, performance, and price. Our temperature control products compete with those of Lauda (Dr. Wobser GmbH & Co.
KG); Julabo Labortechnik GmbH; Affinity, Inc.; and Lytron, Inc. on the basis of product performance, technical fit, price, and service.

      Spectra-Physics. We compete primarily on the basis of quality, performance, customer service, and technology. Principal competitors include SDL, Inc.;
Coherent, Inc.; Siemens; Thompson-CSF; Lightwave Electronics Inc.; Continuum (a division of Hoya); and JDS/Uniphase Corporation.

Measurement and Control

      Compliance instruments. Our principal competitors include Monitor Labs
Incorporated; Advanced Pollution Instruments; Rupprecht & Pataschnick Co., Inc.;
and Mine Safety Appliances Co. We compete in this market primarily on the basis of technical performance, price, reliability, and customer service.

      Weighing and inspection. Major competitors in the packaged-goods and bulk-materials markets are Ishida Scales Mfg. Co., Ltd.; Mettler-Toledo;
Industrial Dynamics Corporation; Carl Schenck AG; and Milltronics Corporation.
We compete primarily on the basis of customer service and support, quality and reliability, and price.

      Quality solutions. Our principal competitors include Scantech Limited;
Integrated Measurement Systems, Inc.; Toshiba Corporation; Yokogawa Electric
Corporation; and Infrared Engineering Limited. We compete primarily on the basis of technical performance, customer service, and, to a lesser extent, price.

      Process instruments. In the field measurement instruments and sensors market, we compete primarily on quality and reliability, price, and customer service. We compete with a few large competitors in each product area and with many companies within specific industries. Our major competitors include
Fisher-Rosemount, a division of Emerson Electric Co., Inc.; Asea Brown Boveri
(Holding) Ltd.; and Yokogawa.

      We have a relatively small presence within the large and varied process-control marketplace, which is extremely fragmented and consists of several large companies, including Fisher-Rosemount, Elsag Bailey, and Honeywell
Process Control, as well as numerous smaller companies. We compete in this market primarily on the basis of technical performance, customer service, price, and reliability.

      Spectroscopy. In the spectroscopy market, our principal competitors are the Analytical Instrument division of PerkinElmer, Varian, Agilent, and Bio-Rad, and we compete primarily on the basis of quality, performance, technology, and price.



      Industrial Products. The major competitors include Veeco Instruments, Inc.;
Mettler-Toledo; Oryx Systems, Inc.; Yokogawa; and Tektronix, Inc. We compete in this market primarily on the basis of quality, performance, technology, and price.

      (xii)   Environmental Protection Regulations
              ------------------------------------

      Complying with federal, state, and local environmental protection regulations should not significantly affect our capital spending, our earnings, or our competitive position.

      (xiii)  Number of Employees
              -------------------

      As of December 30, 2000, we employed approximately 13,000 persons as part of our continuing operations.

(d)   Financial Information About Geographic Areas
      --------------------------------------------

      Financial information about geographic areas is summarized in Note 15 to Consolidated Financial Statements in our 2000 Annual Report to Shareholders, which information is incorporated in this document by reference.

(e)   Executive Officers of the Registrant
      ------------------------------------

      Name                 Age   Present Title (Fiscal Year First Became Executive
                                 Officer)
      ------------------   ---   --------------------------------------------------------

      Richard F. Syron      57   Chief Executive Officer and Chairman of the Board (1999)
      Marijn E. Dekkers     43   President and Chief Operating Officer (2000)
      Guy Broadbent         37   Vice President; President, Optical Technologies (2001)
      Barry S. Howe         45   Vice President; President, Measurement and Control (2001)
      Colin Maddix          55   Vice President; President, Life Sciences (2001)
      Theo Melas-Kyriazi    41   Vice President and Chief Financial Officer (1998)
      Seth H. Hoogasian     46   Vice President and General Counsel (2001)
      Peter E. Hornstra     41   Corporate Controller and Chief Accounting Officer (2001)

      Mr. Syron was appointed President and Chief Executive Officer in June 1999 and Chairman of the Board in January 2000. From April 1994 until May 1999, Mr.
Syron was the  Chairman  and  Chief  Executive  Officer  of the  American  Stock
Exchange Inc.

      Mr. Dekkers was appointed President and Chief Operating Officer in July
2000. From June 1999 to June 2000 Mr. Dekkers served as president of Honeywell
International's (formerly Allied Signal) electronic materials division, from August 1997 to May 1999 he served as vice president and general manager of its fluorine products division, and from July 1995 to July 1997 he served as vice president and general manager of its specialty films division.

      Mr. Broadbent was appointed Vice President of Thermo Electron in January
2001 and President, Optical Technologies in October 2000. From May 2000 to
October 2000, Mr. Broadbent was vice president and general manager of the amorphous metals division of Honeywell International and from November 1998 to April 2000 he was business director for Honeywell International's specialty fluorine division. From June 1996 to October 1998, he was the marketing manager of new business development of the plastics division of General Electric
Company. He also served as product manager of this division from December 1994 to May 1996.

      Mr. Howe was appointed Vice President of Thermo Electron in January 2001 and President, Measurement and Control in October 2000. Since 1995, Mr. Howe has held various operating positions at Thermo Electron. These included President, Optical Technologies from February 2000 to October 2000; President and Chief
Executive Officer of its Thermo Optek Corporation subsidiary from March 1999 to
February 2000; President and Chief Executive Officer of its ThermoSpectra
Corporation subsidiary from March 1998 to March 1999; and President and Chief
Executive Officer of its Thermo BioAnalysis Corporation subsidiary from February
1995 to March 1998.



      Mr. Maddix was appointed Vice President of Thermo Electron in January 2001 and President, Life Sciences in February 2000. From March 1998 to October 2000, he was President and Chief Executive Officer of the company's Thermo BioAnalysis subsidiary. From 1996 to March 1998, Mr. Maddix served as President and Chief
Executive Officer of the Clinical Products Group of Life Sciences International, which was acquired by Thermo Electron in March 1997.

      Mr. Melas-Kyriazi was appointed Chief Financial Officer in January 1999.
He joined the company in 1986 as Assistant Treasurer and became Treasurer in 1998. He was named President and Chief Executive Officer of the company's
ThermoSpectra subsidiary in 1994, a position he held until becoming Vice
President of Corporate Strategy for Thermo Electron in 1998.

      Mr.  Hoogasian was appointed  General Counsel in 1992 and Vice President in
1996.

      Mr.  Hornstra was appointed  Chief  Accounting  Officer in January 2001 and
Corporate  Controller in 1996.  From 1995 until 1996 Mr.  Hornstra was Assistant
Corporate Controller.

Item 2.  Properties
         ----------

      The location and general character of our principal properties by sector as of December 30, 2000, are as follows:

Life Sciences

      We own approximately 1,168,000 square feet of office, engineering, laboratory, and production space, principally in Ohio, California, Massachusetts, Pennsylvania, Texas, Italy, Germany, and Australia. We lease approximately 1,077,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts, Texas, New York, Virginia,
Finland, England, and Germany, under various leases that expire between 2001 and 2016.

Optical Technologies

      We own approximately 510,000 square feet of office, engineering, laboratory, and production space, principally in California, Arizona, New York, Wisconsin, and Germany. We lease approximately 737,000 square feet of office, engineering, laboratory, and production space, principally in California, New
Hampshire, Massachusetts, England, and Germany, under various leases that expire between 2001 and 2014.

Measurement and Control

      We own approximately 862,000 square feet of office, engineering, laboratory, and production space, principally in Texas, Wisconsin, New York, New
Mexico, Switzerland, and Germany. We lease approximately 1,854,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts, Texas, California, Minnesota, Maryland, Illinois, England,
Germany, the Netherlands, Australia, Canada, and Sweden, under various leases that expire between 2001 and 2068.

Corporate Headquarters

      We own approximately 81,000 square feet of office space in Massachusetts and lease approximately 69,000 square feet of office space under leases that expire in 2004.

      We believe that all these facilities are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in the next year or two, we believe that suitable replacement properties are available on commercially reasonable terms.



Item 3.  Legal Proceedings
         -----------------

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

      Information concerning the market and market price for our common stock, and our dividend policy, is included under the sections labeled "Common Stock
Market Information" and "Dividend Policy" in our 2000 Annual Report to
Shareholders, which information is incorporated in this document by reference.

      We sold put options on 5,701,000 shares of our own common stock and purchased call options on 2,850,500 shares of our own common stock during 1998 and 1999. We made these sales and purchases through a series of transactions with an institutional counterparty. No cash was exchanged as a result of these transactions. We had the right to settle the put options by physical settlement of the options or by "net share settlement," using shares of our own common stock. During 2000, we purchased 1,183,500 shares of common stock under the call options for $17.5 million. During 1999, we purchased 1,536,000 shares of common stock under the put options for $24.6 million. During 1999 and 2000, put options for 4,165,000 shares expired. As of December 30, 2000, no put or call options were outstanding. We may, from time to time, enter into additional put and call option arrangements. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data
         -----------------------

      This data is included under the sections labeled "Selected Financial
Information" and "Dividend Policy" in our 2000 Annual Report to Shareholders, which data is incorporated in this document by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This information is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2000
Annual Report to Shareholders, which information is incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

      These disclosures are included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2000
Annual Report to Shareholders, which disclosures are incorporated in this document by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

      This data is included in our 2000 Annual Report to Shareholders, which data is incorporated in this document by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures

      Not Applicable.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

      The information with respect to Directors is listed under the caption
"Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

      We are also required, under Item 405 of Registration S-K, to provide information concerning delinquent filers of reports under Section 16 of the Securities Exchange Act of 1934, as amended. This information is listed under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

Item 11. Executive Compensation
         ----------------------

      This information is listed under the caption "Executive Compensation" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

      This information is listed under the caption "Stock Ownership" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

      This information is listed under the caption "Relationship with Affiliates" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a, d)   Financial Statements and Schedules
         ----------------------------------

         (1) The financial statements set forth in the list below are filed as part of this Report.

         (2) The financial statement schedule set forth in the list below is filed as part of this Report.

         (3) Exhibits filed here or incorporated here by reference are listed in
             Item 14(c) below.

         List of Financial Statements and Schedules Referenced in this Item 14
         ---------------------------------------------------------------------

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

(b)      Reports on Form 8-K
         -------------------

         On November 29, 2000, the company filed a Current Report on Form 8-K to include the company's press release dated November 29, 2000, with respect to its cash tender offer for Trex Medical Corporation's common stock.

(c)      Exhibits
         --------

         See the Exhibit Index on page 18.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21, 2001                              THERMO ELECTRON CORPORATION

                                                   By: /s/ Richard F. Syron
                                                       -------------------------
                                                       Richard F. Syron
                                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 21, 2001.

Signature                                          Title

By:  /s/ Richard F. Syron                          Chairman of the Board, Chief Executive Officer,
     Richard F. Syron                              and Director (Principal Executive Officer)

By:  /s/ Theo Melas-Kyriazi                        Vice President and Chief Financial Officer
     Theo Melas-Kyriazi

By:  /s/ Peter E. Hornstra                         Corporate Controller and Chief Accounting Officer
     Peter E. Hornstra

By:  /s/ Samuel W. Bodman                          Director
     Samuel W. Bodman

By:  /s/ Peter O. Crisp                            Director
     Peter O. Crisp

By:  /s/ Marijn E. Dekkers                         President, Chief Operating Officer, and Director
     Marijn E. Dekkers

By:  /s/ Elias P. Gyftopoulos                      Director
     Elias P. Gyftopoulos

By:  /s/ Frank Jungers                             Director
     Frank Jungers

By:  /s/ Jim P. Manzi                              Director
     Jim P. Manzi

By:  /s/ Robert A. McCabe                          Director
     Robert A. McCabe

By:  /s/ Hutham S. Olayan                          Director
     Hutham S. Olayan

By:  /s/ Robert W. O'Leary                         Director
     Robert W. O'Leary



                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Electron Corporation:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thermo
Electron Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 2001.
Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                             Arthur Andersen LLP



Boston, Massachusetts
February 15, 2001


                                       16

SCHEDULE II

                           THERMO ELECTRON CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                    Balance at   Provision                Accounts                 Balance
                                     Beginning  Charged to    Accounts     Written                  at End
Description                            of Year     Expense   Recovered         Off   Other (a)     of Year
--------------------------------    ----------  ----------   ---------    --------   ---------    --------

Allowance for Doubtful Accounts

Year Ended December 30, 2000          $ 33,650    $  9,264    $    450    $ (7,211)   $ (5,560)   $ 30,593

Year Ended January 1, 2000            $ 26,938    $  8,614    $    253    $ (8,908)   $  6,753    $ 33,650

Year Ended January 2, 1999            $ 25,796    $  5,002    $    492    $ (8,754)   $  4,402    $ 26,938



                                            Balance at   Established    Activity                   Balance
                                             Beginning    as Cost of  Charged to                    at End
Description                                    of Year  Acquisitions     Reserve    Other (c)      of Year
--------------------------------            ----------  ------------  ----------    ---------     --------

Accrued Acquisition Expenses (b)

Year Ended December 30, 2000                 $  19,445      $    352    $ (6,445)    $ (3,282)    $ 10,070

Year Ended January 1, 2000                   $  16,284      $ 17,252    $(11,539)    $ (2,552)    $ 19,445

Year Ended January 2, 1999                   $  20,683      $  8,387    $(10,036)    $ (2,750)    $ 16,284




                                            Balance at     Provision     Activity                  Balance
                                             Beginning    Charged to   Charged to                   at End
Description                                    of Year   Expense (e)      Reserve   Other (f)      of Year
--------------------------------            ----------   -----------   ----------   ---------     --------

Accrued Restructuring Costs (d)

Year Ended December 30, 2000                  $  5,425      $ 35,785     $(20,216)   $     30     $ 21,024

Year Ended January 1, 2000                    $ 11,320      $  5,931     $(11,177)   $   (649)    $  5,425

Year Ended January 2, 1999                    $    244      $ 18,776     $ (7,962)   $    262     $ 11,320

(a) Includes allowance of businesses acquired and sold during the year as described in Note 3 to Consolidated Financial Statements in our 2000 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in our 2000 Annual Report to Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of goodwill resulting from finalization of restructuring plans, the effect of foreign currency translation and, in 2000, the reserves of businesses sold.
(d) The nature of activity in this account is described in Note 11 to Consolidated Financial Statements in our 2000 Annual Report to Shareholders.
(e) In 2000, excludes $103.6 million of noncash income, net, primarily from the sale of businesses, offset by provisions for asset writedowns. In 1999, includes the reversal of $2.3 million of previously recorded restructuring costs, and excludes provisions of $31.4 million in 1999 and $4.8 million in 1998, primarily for asset writedowns.
(f) Represents the effect of foreign currency translation.




                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

 3.1           Amended and Restated Certificate of Incorporation of the Registrant,
               (filed as Exhibit 1 to the Registrant's Amendment No. 3 to
               Registration Statement on Form 8-A/A [File No. 1-8002] and
               incorporated in this document by reference).

 3.2 By-laws of the Registrant, as amended (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-8002] and incorporated in this document by reference).

 4.1           Fiscal Agency Agreement dated as of January 3, 1996, between the
               Registrant and Chemical Bank pertaining to the Registrant's 4
               1/4% Subordinated Convertible Debentures due 2003 (filed as
               Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-8002] and incorporated in this document by reference).

               The Registrant agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to other long-term debt of the Registrant or its consolidated subsidiaries.

4.             Rights Agreement dated as of January 19, 1996, between the Registrant and The First National Bank of Boston, which includes as Exhibit
               A the Form of Certificate of Designations, as Exhibit B the Form
               of Rights Certificate, and as Exhibit C the Summary of Rights to
               Purchase Preferred Stock (filed as Exhibit 1 to the Registrant's
               Registration Statement on Form 8-A, declared effective by the SEC on January 31, 1996 [File No. 1-8002] as amended by Amendment No.
               1 to the Registrant's Registration Statement on Form 8-A/A filed with the Commission on May 30, 1997, and incorporated in this document by reference).

4.3 Amendment No. 1 to Rights Agreement dated as of June 11, 1999, between the Registrant and BankBoston, N.A. (formerly, The First
               National Bank of Boston), which includes as Exhibit B the amended and restated form of Rights Certificate and as Exhibit C the amended and restated Summary of Rights to Purchase Preferred
               Stock (filed as Exhibit 2 to Amendment No. 2 to the Registrant's
               Registration Statement on Form 8-A/A [File No. 1-8002] filed with the Commission on June 21, 1999, and incorporated in this document by reference).

10.1 Thermo Electron Corporate Charter as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               January 2, 1993 [File No. 1-8002] and incorporated in this document by reference).

10.2           Thermo Electron Corporation Executive Retention Plan/Form of
               Executive Retention Agreement (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 3, 1998 [File No. 1-8002] and incorporated in this document by reference). (Each executive officer has a two-year agreement except Mr. Richard F. Syron and Mr. Marijn Dekkers, each of whom has a three-year agreement, and Mr. Peter E.
               Hornstra who has a one-year agreement.)

10.3 Revolving Credit Facility Letters from Barclays Bank PLC in favor of the Registrant and its subsidiaries (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended
               January 3, 1998 [File No. 1-8002] and incorporated in this document by reference).




                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

10.4 Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-8002] and incorporated in this document by reference).

10.5 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-8002] and incorporated in this document by reference). (Maximum number of shares issuable is 679,218 shares, after adjustment to reflect share increases approved in 1986 and 1992 and 3-for-2 stock splits effected in October 1986, October
               1993, May 1995, and June 1996.)

10.6           Amended and Restated Directors' Stock Option Plan of the
               Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-8002] and incorporated in this document by reference).

10.7           Incentive Stock Option Plan of the Registrant (filed as Exhibit
               4(d) to the Registrant's Registration Statement on Form S-8 [Reg.
               No. 33-8993] and incorporated in this document by reference).
               (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is
               13,552,734 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993, May
               1995, and June 1996.)

10.8           Amended and Restated Nonqualified Stock Option Plan of the
               Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-8002] and incorporated in this document by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994;
               maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is
               13,552,734 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993, May
               1995, and June 1996.)

10.9           Amended and Restated Equity Incentive Plan.

10.10          Amended and Restated Thermo Electron Corporation - Thermo
               TerraTech Inc. Nonqualified Stock Option Plan (filed as Exhibit
               10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On September 22, 2000, Thermo
               TerraTech merged with Thermo Electron. All outstanding options granted under this plan were assumed by Thermo Electron and converted into options to purchase 3,707 shares of Thermo
               Electron.)

10.11          Amended and Restated Thermo Electron Corporation - Thermo Power
               Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On October 28, 1999, Thermo Power merged with Thermo Electron. All outstanding options granted under this plan were assumed by Thermo Electron and converted into options to purchase 25,219 shares of Thermo Electron.)



                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

10.12          Amended and Restated Thermo Electron Corporation - Thermo Ecotek
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On August 10, 2000, Thermo Ecotek merged with Thermo Electron. All outstanding options granted under this plan were assumed by Thermo Electron and converted into options to purchase 22,461 shares of Thermo Electron.)

10.13          Amended and Restated Thermo Electron Corporation - ThermoTrex
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On August 14, 2000, ThermoTrex merged with Thermo Electron. All outstanding options granted under this plan were assumed by Thermo Electron and converted into options to purchase 15,552 shares of Thermo Electron.)

10.14          Amended and Restated Thermo Electron Corporation - Thermo
               BioAnalysis Corporation Nonqualified Stock Option Plan (filed as
               Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 19, 2000, Thermo BioAnalysis merged with Thermo Instrument Systems Inc. and on June 30, 2000, Thermo Instrument merged with Thermo Electron.
               All outstanding options granted under this plan were ultimately assumed by Thermo Electron and converted into options to purchase
               75,119 shares of Thermo Electron.)

10.15          Amended and Restated Thermo Electron Corporation - ThermoLyte
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference).

10.16          Amended and Restated Thermo Electron Corporation - ThermoSpectra
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.17 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On December 6, 1999, ThermoSpectra merged with Thermo Instrument and on June 30, 2000, Thermo
               Instrument merged with Thermo Electron. All outstanding options granted under this plan were ultimately assumed by Thermo
               Electron and converted into options to purchase 19,243 shares of Thermo Electron.)

10.17          Amended and Restated Thermo Electron Corporation - ThermoLase
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.18 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On August 14, 2000, ThermoLase merged with Thermo Electron. All outstanding options granted under this plan were assumed by Thermo Electron and converted into options to purchase 15,874 shares of Thermo Electron.)

10.18          Amended and Restated Thermo Electron Corporation - ThermoQuest
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 11, 2000, ThermoQuest merged with Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron. All outstanding options granted under this plan were ultimately assumed by Thermo Electron and converted into options to purchase 107,793 shares of Thermo
               Electron.)



                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

10.19          Amended and Restated Thermo Electron Corporation - Thermo Optek
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 11, 2000, Thermo Optek merged with Thermo Instrument and on June 30, 2000, Thermo
               Instrument merged with Thermo Electron. All outstanding options granted under this plan were ultimately assumed by Thermo
               Electron and converted into options to purchase 93,934 shares of Thermo Electron.)

10.20          Amended and Restated Thermo Electron Corporation - Thermo Sentron
               Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 4, 2000, Thermo Sentron merged with Thermedics Inc. and on June 30, 2000, Thermedics merged with
               Thermo Electron. All outstanding options granted under this plan were ultimately assumed by Thermo Electron and converted into options to purchase 48,930 shares of Thermo Electron.)

10.21          Amended and Restated Thermo Electron Corporation - Trex Medical
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On November 29, 2000, Trex Medical merged with Thermo Electron. All outstanding options granted under this plan were assumed by Thermo Electron and converted into options to purchase 12,760 shares of Thermo Electron.)

10.22          Amended and Restated Thermo Electron Corporation - Thermedics
               Detection Inc. Nonqualified Stock Option Plan (filed as Exhibit
               10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 12, 2000, Thermedics
               Detection merged with Thermedics and on June 30, 2000, Thermedics merged with Thermo Electron. All outstanding options granted under this plan were ultimately assumed by Thermo Electron and converted into options to purchase 20,657 shares of Thermo
               Electron.)

10.23          Amended and Restated Thermo Electron - Thermo Vision Corporation
               Nonqualified Stock Option Plan (filed as Exhibit 10.26 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On January 6, 2000, Thermo Vision merged with
               Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron. All outstanding options granted under this plan were ultimately assumed by Thermo Electron and converted into options to purchase 30,486 shares of Thermo Electron.)

10.24          Amended and Restated Thermo Electron Corporation - ONIX Systems
               Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 12, 2000, ONIX merged with Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron. All outstanding options granted under this plan were ultimately assumed by Thermo Electron and converted into options to purchase 32,153 shares of Thermo Electron.)

10.25          Amended and Restated Thermo Electron Corporation - The Randers
               Killam Group Inc. Nonqualified Stock Option Plan (filed as
               Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 15, 2000, Randers Killam merged with Thermo TerraTech and on September 22,
               2000, Thermo TerraTech merged with Thermo Electron. All outstanding options granted under this plan were ultimately assumed by Thermo Electron and converted into options to purchase
               35,948 shares of Thermo Electron.)



                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

10.26          Amended and Restated Thermo Electron Corporation - Trex
               Communications Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On November 8, 1999, Trex Communications merged with ThermoTrex and on August
               14, 2000, ThermoTrex merged with Thermo Electron. All outstanding options granted under this plan were ultimately assumed by Thermo
               Electron and converted into options to purchase 24,917 shares of Thermo Electron.)

10.27          Letter Agreement dated as of February 21, 2000, between the
               Registrant and Mr. John N. Hatsopoulos regarding termination of the Letter Agreement dated September 15, 1998, between the
               Registrant and Mr. John N. Hatsopoulos (filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 [File No. 1-8002] and incorporated in this document by reference).

10.28          Employment Agreement dated January 10, 2000, between the
               Registrant and Mr. Paul F. Kelleher (filed as Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 [File No. 1-8002] and incorporated in this document by reference).

10.29          1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as
               Exhibit 10.6 of Amendment No. 1 to Spectra-Physics Lasers, Inc.'s
               Registration Statement on Form S-1 [File No. 333-38329] and incorporated in this document by reference).

10.30 Form of Indemnification Agreement between the Registrant and the directors and officers of its majority-owned subsidiaries (filed as Exhibit 10.1 to the Registrant's Registration Statement on
               Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

10.31 Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit
               10.2 to the Registrant's Registration Statement on Form S-4 [Reg.
               No. 333-90661] and incorporated in this document by reference).

10.32 Description of severance arrangements for certain officers of Thermo Electron (filed as Exhibit 10.60 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended January 1, 2000 [File No. 1-8002] and incorporated in this document by reference).

10.33 Employment and Consulting Agreement dated as of March 31, 2000, between the Registrant and George N. Hatsopoulos (filed as
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 [File No. 1-8002] and incorporated in this document by reference).

10.34          Description of transaction bonus arrangement between Brian D.
               Holt and the Registrant (filed as Exhibit 10.2 to Thermo Ecotek
               Corporation's Quarterly Report on Form 10-Q for the quarter ended
               April 1, 2000 [File No. 1-13572] and incorporated in this document by reference).

10.35          Letter agreement dated July 10, 2000, between the Registrant and
               Earl R. Lewis pertaining to his resignation (filed as Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 [File No. 1-8002] and incorporated in this document by reference).



                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

10.36 Executive Severance Agreement dated as of January 27, 2000, by and between the Registrant and Brian D. Holt (filed as Exhibit
               10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 [File No. 1-8002] and incorporated in this document by reference).

10.37          Employment Agreement between the Registrant and Marijn Dekkers
               (filed as Exhibit 10.1 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2000 [File No.
               1-8002] and incorporated in this document by reference).

10.38          Amended and Restated Employment Agreement dated as of July 11,
               2000, between the Registrant and Mr. Richard F. Syron.

10.39 Executive Severance Agreement dated January 25, 2001, by and between the Registrant and Mr. John T. Keiser.

10.40          Employment Offer Letter dated October 3, 2000, between the
               Registrant and Mr. Guy Broadbent.

10.41 Amendment to Amended and Restated Employment Agreement dated as of March 14, 2001, between the Registrant and Mr. Richard F. Syron.

10.42 Retention Agreement dated January 31, 2000, between the Registrant and Mr. Peter E. Hornstra.

  13           Annual Report to Shareholders for the year ended December 30,
               2000 (only those portions incorporated in this document by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.
