Form 10-Q
period 2001-03-31
THERMO ELECTRON CORP
filed 2001-05-11
CIK 97745

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              ----------------------------------------------------

                                   FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                         Outstanding at April 27, 2001
     -----------------------------            -----------------------------
     Common Stock, $1.00 par value                     181,273,874

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                  March 31,   December 30,
(In thousands)                                                                         2001           2000
----------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                       $  324,402     $  505,524
 Short-term available-for-sale investments, at quoted market
   value (amortized cost of $748,792 and $510,312)                                  763,364        521,329
 Accounts receivable, less allowances of $30,370 and $30,593                        428,461        431,476
 Unbilled contract costs and fees                                                    21,594         18,520
 Inventories:
   Raw materials and supplies                                                       173,312        169,885
   Work in process                                                                   77,204         65,625
   Finished goods (includes $21,132 and $33,605 at customer
     locations)                                                                     154,634        158,642
 Deferred tax asset                                                                 148,133        148,051
 Advance receivable from affiliates                                                  15,263              -
 Other current assets                                                                41,907         75,007
 Net assets of discontinued operations (Note 8)                                     166,346        371,470
                                                                                 ----------     ----------

                                                                                  2,314,620      2,465,529
                                                                                 ----------     ----------

Property, Plant, and Equipment, at Cost                                             493,944        484,555
 Less:  Accumulated depreciation and amortization                                   205,788        198,677
                                                                                 ----------     ----------

                                                                                    288,156        285,878
                                                                                 ----------     ----------

Long-term Available-for-sale Investments, at Quoted Market Value
 (amortized cost of $7,308 and $9,883)                                               16,018         17,110
                                                                                 ----------     ----------

Other Assets                                                                        224,299        183,974
                                                                                 ----------     ----------

Goodwill                                                                          1,360,409      1,378,663
                                                                                 ----------     ----------

Long-term Net Assets of Discontinued Operations (Note 8)                            580,304        531,823
                                                                                 ----------     ----------

                                                                                 $4,783,806     $4,862,977
                                                                                 ==========     ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                  March 31,   December 30,
(In thousands except share amounts)                                                    2001           2000
----------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations          $   93,675     $  103,356
 Advance payable to affiliates                                                            -         16,088
 Accounts payable                                                                   135,430        139,662
 Accrued payroll and employee benefits                                               68,523         78,483
 Accrued income taxes                                                               113,195         95,344
 Deferred revenue                                                                    56,822         50,341
 Accrued installation and warranty costs                                             37,760         37,058
 Other accrued expenses (Notes 6 and 7)                                             216,144        208,219
                                                                                 ----------     ----------

                                                                                    721,549        728,551
                                                                                 ----------     ----------

Deferred Income Taxes and Other Deferred Items                                       45,594         47,230
                                                                                 ----------     ----------

Long-term Obligations:
 Senior convertible obligations                                                     172,500        172,500
 Senior notes                                                                       150,000        150,000
 Subordinated convertible obligations                                             1,175,015      1,177,565
 Other                                                                               23,867         28,418
                                                                                 ----------     ----------

                                                                                  1,521,382      1,528,483
                                                                                 ----------     ----------

Minority Interest                                                                    25,723         24,737
                                                                                 ----------     ----------

Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized;
   197,397,706 and 195,877,421 shares issued                                        197,398        195,877
 Capital in excess of par value                                                   1,703,394      1,681,452
 Retained earnings                                                                  960,682      1,005,857
 Treasury stock at cost, 14,795,913 and 13,708,863 shares                          (270,699)      (246,228)
 Deferred compensation                                                               (5,502)        (6,640)
 Accumulated other comprehensive items (Notes 2 and 9)                             (115,715)       (96,342)
                                                                                 ----------     ----------

                                                                                  2,469,558      2,533,976
                                                                                 ----------     ----------

                                                                                 $4,783,806     $4,862,977
                                                                                 ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

<

>
                          THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                ------------------------
                                                                                March 31,       April 1,
(In thousands except per share amounts)                                              2001           2000
--------------------------------------------------------------------------------------------------------

Revenues                                                                         $573,089       $576,604
                                                                                 --------       --------

Costs and Operating Expenses:
 Cost of revenues                                                                 317,835        308,009
 Selling, general, and administrative expenses                                    160,167        169,683
 Research and development expenses                                                 44,365         48,444
 Restructuring and other unusual costs (income), net (Note 7)                      10,882         (7,388)
                                                                                 --------       --------

                                                                                  533,249        518,748
                                                                                 --------       --------

Operating Income                                                                   39,840         57,856
Other Expense, Net (Note 3)                                                        (3,746)       (21,553)
                                                                                 --------       --------

Income from Continuing Operations Before Provision for Income Taxes,
 Minority Interest, Extraordinary Item, and Cumulative Effect of Change
 in Accounting Principle                                                           36,094         36,303
Provision for Income Taxes                                                         14,257         16,085
Minority Interest Expense                                                              18          5,739
                                                                                 --------       --------

Income from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle                               21,819         14,479
Income from Discontinued Operations (net of income taxes and minority
 interest of $1,446; Note 8)                                                            -          1,461
Provision for Loss on Disposal of Discontinued Operations (net of
 income tax benefit of $40,000; Note 8)                                           (66,000)             -
                                                                                 --------       --------

Income (Loss) Before Extraordinary Item and Cumulative Effect of Change
 in Accounting Principle                                                          (44,181)        15,940
Extraordinary Item (net of income taxes of $333)                                        -            532
                                                                                 --------       --------

Income (Loss) Before Cumulative Effect of Change in Accounting Principle          (44,181)        16,472
Cumulative Effect of Change in Accounting Principle (net of
 income tax benefit and minority interest of $663 and $8,986; Note 9)                (994)       (12,918)
                                                                                 --------       --------

Net Income (Loss)                                                                $(45,175)      $  3,554
                                                                                 ========       ========

Earnings per Share from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle (Note 4):
   Basic                                                                         $    .12       $    .09
                                                                                 ========       ========

   Diluted                                                                       $    .12       $    .09
                                                                                 ========       ========

Earnings (Loss) per Share (Note 4):
   Basic                                                                         $   (.25)      $    .02
                                                                                 ========       ========

   Diluted                                                                       $   (.24)      $    .02
                                                                                 ========       ========

Weighted Average Shares (Note 4):
   Basic                                                                          182,856        156,813
                                                                                 ========       ========

   Diluted                                                                        187,177        157,464
                                                                                 ========       ========

The accompanying notes are an integral part of these consolidated financial statements.


<

>
                          THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                ------------------------
                                                                                March 31,       April 1,
(In thousands)                                                                       2001           2000
--------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                              $ (45,175)     $   3,554
 Income from discontinued operations (Note 8)                                           -         (1,461)
 Provision for loss on disposal of discontinued operations (Note 8)                66,000              -
                                                                                ---------      ---------

 Income from continuing operations                                                 20,825          2,093

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                 23,942         23,260
     Noncash restructuring and other unusual costs, net (Note 7)                    9,556          1,242
     Provision for losses on accounts receivable                                    1,345          1,430
     Minority interest expense                                                         18          5,739
     Equity in (earnings) losses of unconsolidated subsidiaries (Note 7)             (209)        13,336
     Cumulative effect of change in accounting principle, net of
       income taxes and minority interest (Note 9)                                    994         12,918
     Change in deferred income taxes                                               (1,587)        (2,246)
     Gain on sale of businesses                                                      (491)       (12,394)
     (Gain) loss on investments, net                                                2,152         (3,465)
     Extraordinary item, net of income taxes                                            -           (532)
     Other noncash items, net                                                       2,157          2,185
     Changes in current accounts, excluding the effects of
       acquisitions and dispositions:
        Accounts receivable                                                       (10,206)        12,115
        Inventories                                                               (19,973)       (31,478)
        Other current assets                                                      (12,441)        (3,885)
        Accounts payable                                                           (2,371)         3,955
        Other current liabilities                                                  20,807        (22,104)
                                                                                ---------      ---------

          Net cash provided by continuing operations                               34,518          2,169
          Net cash provided by discontinued operations                             (3,275)        30,368
                                                                                ---------      ---------

          Net cash provided by operating activities                                31,243         32,537
                                                                                ---------      ---------

Investing Activities:
 Acquisitions, net of cash acquired                                               (12,652)        (4,744)
 Acquisition of minority interests of subsidiaries                                      -        (29,252)
 Proceeds from sale of businesses, net of cash divested                               390         41,813
 Purchases of available-for-sale investments                                     (359,556)      (108,519)
 Proceeds from sale of available-for-sale investments                              29,566         13,762
 Proceeds from maturities of available-for-sale investments                        91,933        223,457
 Purchases of property, plant, and equipment                                      (21,490)       (13,513)
 Proceeds from sale of property, plant, and equipment                               4,647          1,329
 Advance (to) from affiliates                                                     (31,351)        13,302


<

>
                          THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                ------------------------
                                                                                March 31,       April 1,
(In thousands)                                                                       2001           2000
--------------------------------------------------------------------------------------------------------

Investing Activities (continued):
 Increase in other assets                                                       $  (3,153)     $    (473)
 Other                                                                                870          7,613
                                                                                ---------      ---------

          Net cash provided by (used in) continuing operations                   (300,796)       144,775
          Net cash provided by discontinued operations                            131,042         63,121
                                                                                ---------      ---------

          Net cash provided by (used in) investing activities                    (169,754)       207,896
                                                                                ---------      ---------

Financing Activities:
 Repayment of long-term obligations                                               (12,467)        (9,206)
 Net proceeds from issuance of long-term obligations                                    -          2,925
 Net proceeds from issuance of Company and subsidiary common stock                 21,314         11,634
 Purchases of Company and subsidiary common stock and subordinated
   convertible debentures                                                         (14,668)       (21,070)
 Increase in short-term notes payable                                               2,158          2,392
 Other                                                                               (102)         6,795
                                                                                ---------      ---------

          Net cash used in continuing operations                                   (3,765)        (6,530)
          Net cash provided by (used in) discontinued operations                  (13,529)         3,554
                                                                                ---------      ---------

          Net cash used in financing activities                                   (17,294)        (2,976)
                                                                                ---------      ---------

Exchange Rate Effect on Cash of Continuing Operations                              (1,719)        (3,646)
Exchange Rate Effect on Cash of Discontinued Operations                             8,899            468
                                                                                ---------      ---------

Increase (Decrease) in Cash and Cash Equivalents                                 (148,625)       234,279
Cash and Cash Equivalents at Beginning of Period                                  636,252        357,215
                                                                                ---------      ---------

                                                                                  487,627        591,494

Cash and Cash Equivalents of Discontinued Operations at
 End of Period                                                                   (163,225)       (58,023)
                                                                                ---------      ---------

Cash and Cash Equivalents at End of Period                                      $ 324,402      $ 533,471
                                                                                =========      =========

Noncash Activities:
 Fair value of assets of acquired companies                                     $  16,144      $   7,479
 Cash paid for acquired companies                                                 (13,357)        (5,000)
                                                                                ---------      ---------

   Liabilities assumed of acquired companies                                    $   2,787      $   2,479
                                                                                =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

<

>
                          THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2001, and April 1, 2000. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect an agreement to sell the Company's power generation business (Note 8). Historical results have also been restated to reflect the Company's adoption of Securities and Exchange
Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in
Financial Statements." The consolidated balance sheet presented as of December
30, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended
December 30, 2000, filed with the SEC.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items" that represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments, and, in 2001, unrealized net of tax gains and losses on derivative instruments (Note 9). During the first quarter of 2001 and 2000, the Company had a comprehensive loss of $64.9 million and comprehensive income of $1.7 million, respectively.

3.    Other Expense, Net

      The components of other expense, net, in the accompanying statement of operations are as follows:

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 31,       April 1,
(In thousands)                                                                        2001           2000
---------------------------------------------------------------------------------------------------------

Interest Income                                                                   $ 18,461       $  9,678
Interest Expense                                                                   (20,230)       (22,924)
Equity in Earnings (Losses) of Unconsolidated Subsidiaries                             209        (13,336)
Gain (Loss) on Investments, Net (Note 7)                                            (2,152)         3,465
Other Items, Net                                                                       (34)         1,564
                                                                                  --------       --------

                                                                                  $ (3,746)      $(21,553)
                                                                                  ========       ========


<

>
                          THERMO ELECTRON CORPORATION

4.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 31,       April 1,
(In thousands except per share amounts)                                               2001           2000
---------------------------------------------------------------------------------------------------------

Basic
Income from Continuing Operations Before Extraordinary Item
 and Cumulative Effect of Change in Accounting Principle                          $ 21,819       $ 14,479
Income from Discontinued Operations                                                      -          1,461
Provision for Loss on Disposal of Discontinued Operations                          (66,000)             -
Extraordinary Item                                                                       -            532
Cumulative Effect of Change in Accounting Principle                                   (994)       (12,918)
                                                                                  --------       --------

Net Income (Loss)                                                                 $(45,175)      $  3,554
                                                                                  --------       --------

Weighted Average Shares                                                            182,856        156,813
                                                                                  --------       --------

Basic Earnings (Loss) per Share:
 Continuing operations before extraordinary item and cumulative
   effect of change in accounting principle                                       $    .12       $    .09
 Discontinued operations                                                              (.36)           .01
 Extraordinary item                                                                      -              -
 Cumulative effect of change in accounting principle                                  (.01)          (.08)
                                                                                  --------       --------

                                                                                  $   (.25)      $    .02
                                                                                  ========       ========


<

>
                          THERMO ELECTRON CORPORATION

4.    Earnings (Loss) per Share (continued)

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 31,       April 1,
(In thousands except per share amounts)                                               2001           2000
---------------------------------------------------------------------------------------------------------

Diluted
Income from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle                              $ 21,819       $ 14,479
Income from Discontinued Operations                                                      -          1,461
Provision for Loss on Disposal of Discontinued Operations                          (66,000)             -
Extraordinary Item                                                                       -            532
Cumulative Effect of Change in Accounting Principle                                   (994)       (12,918)
                                                                                  --------       --------

Net Income (Loss)                                                                  (45,175)         3,554

Effect of:
 Majority-owned subsidiaries' dilutive securities - continuing operations                -           (861)
 Majority-owned subsidiaries' dilutive securities - discontinued
   operations                                                                            -             (7)
                                                                                  --------       --------

Income (Loss) Available to Common Shareholders, as Adjusted                       $(45,175)      $  2,686
                                                                                  --------       --------

Weighted Average Shares                                                            182,856        156,813
Effect of:
 Stock options                                                                       3,833            651
 Convertible debentures                                                                488              -
                                                                                  --------       --------

Weighted Average Shares, as Adjusted                                               187,177        157,464
                                                                                  --------       --------

Diluted Earnings (Loss) per Share:
 Continuing operations before extraordinary item and
   cumulative effect of change in accounting principle                            $    .12       $    .09
 Discontinued operations                                                              (.35)           .01
 Extraordinary item                                                                      -              -
 Cumulative effect of change in accounting principle                                  (.01)          (.08)
                                                                                  --------       --------

                                                                                  $   (.24)      $    .02
                                                                                  ========       ========

      Options to purchase 2,819,000 and 6,406,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2001 and 2000, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

<

>
                          THERMO ELECTRON CORPORATION

4.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings per share for the first quarter of 2000 excludes the effect of assuming the conversion of the Company's 4 1/4% subordinated convertible debentures, convertible at $37.80 per share, because the effect would be antidilutive. During 2000, convertible obligations of certain of the Company's formerly public subsidiaries became convertible into Company common stock. The computation of diluted earnings per share for the first quarter of 2001 excludes the effect of assuming the conversion of the following of the Company's subordinated convertible debentures because the effect would be antidilutive:

                                                                 Conversion
                                      Principal      Interest     Price per
                                         Amount          Rate         Share
                                -------------------------------------------
                                (In thousands)

                                       $561,563        4 1/4%       $ 37.80
                                        247,000            4%         41.94
                                        172,500        4 1/2%         40.54
                                        109,641        4 5/8%         40.30
                                         96,310        4 3/8%        131.71
                                         78,048        3 1/4%         49.06
                                         35,029        4 7/8%         38.28
                                         15,859        2 7/8%         33.17

5.    Business Segment Information

                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                 March 31,       April 1,
(In thousands)                                                                        2001           2000
---------------------------------------------------------------------------------------------------------

Revenues:
   Life Sciences                                                                  $209,147       $190,839
   Optical Technologies                                                            139,964        106,178
   Measurement and Control                                                         228,260        284,175
   Intersegment (a)                                                                 (4,282)        (4,588)
                                                                                  --------       --------

                                                                                  $573,089       $576,604
                                                                                  ========       ========

Income from Continuing Operations Before Provision for Income Taxes, Minority
 Interest, Extraordinary Item, and Cumulative Effect of Change in Accounting
 Principle:
   Life Sciences (b)                                                              $ 24,707       $ 28,206
   Optical Technologies (c)                                                         11,327          8,593
   Measurement and Control (d)                                                      16,065         34,377
                                                                                  --------       --------

     Total segment income (e)                                                       52,099         71,176
   Corporate and Other (f)                                                         (16,005)       (34,873)
                                                                                  --------       --------

                                                                                  $ 36,094       $ 36,303
                                                                                  ========       ========


<

>
                          THERMO ELECTRON CORPORATION

5.    Business Segment Information (continued)

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 31,       April 1,
(In thousands)                                                                        2001           2000
---------------------------------------------------------------------------------------------------------

Depreciation:
   Life Sciences                                                                  $  4,006       $  3,944
   Optical Technologies                                                              4,319          3,561
   Measurement and Control                                                           3,526          5,228
   Corporate                                                                           344            316
                                                                                  --------       --------

                                                                                  $ 12,195       $ 13,049
                                                                                  ========       ========

Amortization:
   Life Sciences                                                                  $  5,696       $  4,113
   Optical Technologies                                                              1,899          1,320
   Measurement and Control                                                           4,152          4,528
   Corporate                                                                             -            250
                                                                                  --------       --------

                                                                                  $ 11,747       $ 10,211
                                                                                  ========       ========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other unusual costs of $3.3 million in the first quarter of 2001.
(c) Includes restructuring and other unusual costs of $0.5 million in the first quarter of 2001.
(d) Includes restructuring and other unusual costs of $5.6 million in the first quarter of 2001 and restructuring and other unusual income, net, of $12.3 million in the first quarter of 2000.
(e) Segment income is operating income before corporate general and administrative expenses, other income and expense, minority interest expense, income taxes, and extraordinary item.
(f) Includes corporate general and administrative expenses and other income and expense.  Includes corporate restructuring and other unusual costs, net, of $1.5 million and $4.9 million in the first quarter of 2001 and 2000, respectively. Other expense, net, in the first quarter of 2001 includes a charge of $2.0 million for impairment of an available-for-sale investment. Other expense, net, in the first quarter of 2000 includes a charge of $13.4 million related to the
    Company's investment in FLIR Systems, Inc., which is accounted for under the equity method, and other unusual income of $1.7 million related to a subsidiary's early adoption of SFAS No. 133.

6.    Accrued Acquisition Expenses

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

<

>

                           THERMO ELECTRON CORPORATION

6.    Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses for acquisitions completed before and during 1999 is as follows:

                                                1999 Acquisitions
                                     ---------------------------------------
                                                  Abandonment
                                                    of Excess                      Pre-1999
(In thousands)                       Severance     Facilities          Other   Acquisitions          Total
----------------------------------------------------------------------------------------------------------

Balance at December 30, 2000           $ 1,846        $   510        $   513        $ 7,167        $10,036
 Payments                                 (187)          (101)           (38)           (65)          (391)
 Currency translation                      (25)           (13)           (19)          (260)          (317)
                                       -------        -------        -------        -------        -------

Balance at March 31, 2001              $ 1,634        $   396        $   456        $ 6,842        $ 9,328
                                       =======        =======        =======        =======        =======

      The remaining accrued acquisition expenses for pre-1999 acquisitions primarily represent lease obligations for four operating facilities in England with leases expiring through 2014.

      The principal accrued acquisition expenses for 1999 acquisitions were for severance for approximately 175 employees across all functions and for abandoned facilities, primarily at Spectra-Physics AB. The abandoned facilities at Spectra-Physics include operating facilities in Sweden, Germany, and France with obligations primarily through 2001. The amounts captioned as "other" primarily represent relocation, contract termination, and other exit costs. The Company expects to pay amounts accrued for acquisition expenses primarily through 2001. The Company finalized its restructuring plans for Spectra-Physics and other 1999 acquisitions in 1999 and 2000.

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 2000 is as follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities          Total
----------------------------------------------------------------------------------------------------------

Balance at December 30, 2000                                             $  2          $ 32           $ 34
 Payments                                                                   -           (18)           (18)
 Currency translation                                                       -            (1)            (1)
                                                                         ----           ---           ----

Balance at March 31, 2001                                                $  2          $ 13           $ 15
                                                                         ====          ====           ====

7.    Restructuring and Other Unusual Costs (Income), Net

      As a result of a review of existing businesses following the appointment of a new president and chief operating officer in July 2000, the Company commenced a restructuring of a number of business units to reduce costs and shed unproductive assets. The restructuring primarily consists of headcount reductions, discontinuing certain mature or unprofitable product lines, and consolidation of facilities to streamline operations and reduce costs. The Company expects to incur an additional $0.2 million of restructuring costs in the second quarter of 2001 and thereafter for charges that can not be recorded until incurred. The Company expects that the restructuring actions undertaken in 2000 will be substantially completed by the second quarter of 2001.

<

>
                          THERMO ELECTRON CORPORATION

7.    Restructuring and Other Unusual Costs (Income), Net (continued)

      The Company recorded restructuring and other unusual charges, net, of $12.9 million during the first quarter of 2001, as detailed by segment below:

                                                                  Measurement
                                             Life       Optical           and
(In thousands)                           Sciences  Technologies       Control      Corporate         Total
----------------------------------------------------------------------------------------------------------

Restructuring and Other Unusual
 Costs, Net                               $ 3,309       $   451       $ 5,595        $ 1,527       $10,882
Loss on Investments                             -             -         1,983              -         1,983
                                          -------       -------       -------        -------       -------

                                          $ 3,309       $   451       $ 7,578        $ 1,527       $12,865
                                          =======       =======       =======        =======       =======

      The components of restructuring and unusual costs by segment are as follows:

Life Sciences
-------------

      The Life Sciences segment recorded $3.3 million of restructuring and unusual costs, net, in the first quarter of 2001. The restructuring and unusual costs consist of a charge of $3.4 million to write off in-process research and development costs at an acquired business. This amount was determined through established valuation techniques and was charged to expense upon acquisition because technological feasibility had not been established and no future alternative uses existed. This segment also recorded the reversal of $0.1 million of previously established reserves due to the settlement of certain severance matters for less than had been accrued.

Optical Technologies
--------------------

      The Optical Technologies segment recorded $0.5 million of restructuring and unusual costs in the first quarter of 2001. The costs are primarily associated with a postponed financing at Spectra-Physics Lasers, Inc. (SPLI).

Measurement and Control
-----------------------

      The Measurement and Control segment recorded $5.6 million of restructuring and unusual costs in the first quarter of 2001. The segment recorded charges of $4.8 million for a writedown of goodwill to reduce the carrying value of a business unit that is held for sale to estimated disposal value; $1.0 million for impairment of a note receivable that was a pre-acquisition asset of a business acquired in 1999; and $0.3 million of cash costs, primarily representing severance for 16 employees across all functions at the segment's business that manufactures and sells quality control systems. The segment also recorded a gain of $0.5 million on the sale of a product line. The business unit that is held for sale manufactures scanning probe microscopes and is a noncore business that the Company expects to sell in the second quarter of 2001. The Company expects to invest the proceeds from divested businesses in opportunities with potential for higher growth.

      The Measurement and Control segment also recorded $2.0 million of other nonoperating charges in the first quarter of 2001 to write down an available-for-sale investment that was a pre-acquisition asset of a business acquired in 1999, due to an impairment that the Company deemed other than temporary based upon recent market prices.

<

>
                          THERMO ELECTRON CORPORATION

7.    Restructuring and Other Unusual Costs (Income), Net (continued)

Corporate
---------

      The Company recorded $1.5 million of restructuring and unusual costs at its corporate office in the first quarter of 2001. This amount includes $0.7 million of investment banking, consulting, and legal fees associated with the Company's reorganization plan and $0.8 million of employee retention costs that are being accrued ratably over the period through which the employees must work to qualify for a payment.

General
-------

      The following table summarizes the severance actions of the Company in 2000 and 2001.

                                                                                                Number of
                                                                                                Employees
---------------------------------------------------------------------------------------------------------

Terminations Announced in 2000                                                                        249
Terminations Occurring in 2000                                                                       (168)
Adjustment to Plan                                                                                     (1)
                                                                                                     ----

Remaining Terminations at December 30, 2000                                                            80

Additional Terminations Announced in 2001                                                              16
Terminations Occurring in 2001                                                                        (34)
Adjustment to Plan                                                                                     (1)
                                                                                                     ----

Remaining Terminations at March 31, 2001                                                               61
                                                                                                     ====

      The following tables summarize the cash components of the Company's restructuring plans. The noncash components and other amounts reported as restructuring and other unusual costs (income), net, in the accompanying 2001 statement of operations have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

                                                                 Abandonment
                                                     Employee      of Excess
(In thousands)                       Severance  Retention (a)     Facilities         Other          Total
---------------------------------------------------------------------------------------------------------

1998 Restructuring Plans
 Balance at December 30, 2000          $    97        $     -        $     -       $   520        $   617
   Payments                                (90)             -              -             -            (90)
   Currency translation                     (7)             -              -           (19)           (26)
                                       -------        -------        -------       -------        -------

 Balance at March 31, 2001             $     -        $     -        $     -       $   501        $   501
                                       =======        =======        =======       =======        =======

1999 Restructuring Plans
 Balance at December 30, 2000          $   886        $     -        $     -       $     -        $   886
   Payments                                (94)             -              -             -            (94)
                                       -------        -------        -------       -------        -------

 Balance at March 31, 2001             $   792        $     -        $     -       $     -        $   792
                                       =======        =======        =======       =======        =======


<

>


                           THERMO ELECTRON CORPORATION

7.    Restructuring and Other Unusual Costs (Income), Net (continued)

                                                                 Abandonment
                                                     Employee      of Excess
(In thousands)                       Severance  Retention (a)     Facilities         Other          Total
---------------------------------------------------------------------------------------------------------

2000 Restructuring Plans
 Balance at December 30, 2000          $ 3,824        $ 3,283        $ 2,820       $ 9,594        $19,521
   Costs incurred in 2001 (b)              238            792             21           754          1,805
   Reserves reversed                      (105)             -              -             -           (105)
   Payments                               (722)           (32)          (218)         (933)        (1,905)
   Currency translation                    (49)             -            (51)          (54)          (154)
                                       -------        -------        -------       -------        -------

 Balance at March 31, 2001             $ 3,186        $ 4,043        $ 2,572       $ 9,361        $19,162
                                       =======        =======        =======       =======        =======

(a) Employee retention costs are accrued ratably over the period through which employees must work to qualify for a payment. The awards were based on specified percentages of employees' salaries and were generally awarded to help ensure continued employment at least through completion of the
    Company's reorganization plan.
(b) Excludes noncash charges, net, of $3.4 million, $0.5 million, and $5.3 million in the Life Sciences,
    Optical Technologies, and Measurement and Control segments, respectively.

      The Company expects to pay accrued restructuring costs as follows: severance, primarily in 2001; employee retention obligations, primarily in 2001 and January 2002; abandoned-facility payments, over lease terms expiring through 2003; and other costs, which primarily represent investment banking fees associated with the Company's reorganization, in 2001.

8.    Discontinued Operations

      In February 2001, the Company entered a definitive agreement to sell its power generation business. In accordance with the provisions of Accounting Principles Board (APB) Opinion No. 30 concerning reporting the effects of disposal of a segment of a business, the Company has classified the results of this business as discontinued in the accompanying 2000 statement of operations. In addition, the net assets of this business together with businesses previously announced as discontinued in early 2000 were classified as net assets of discontinued operations in the accompanying balance sheet. Current net assets of discontinued operations primarily consist of cash, inventories, and accounts receivable, net of certain liabilities, primarily accrued expenses and accounts payable. Long-term net assets of discontinued operations primarily consist of shares of common stock of Thoratec Corporation (see below), machinery and equipment, and goodwill. In addition, long-term net assets of discontinued operations reflect subordinated convertible debentures of Thermo Fibertek Inc.



<

>


                           THERMO ELECTRON CORPORATION

8.    Discontinued Operations (continued)

      Summary operating results of the power generation business were as follows:

                                                                                                   Three
                                                                                                  Months
                                                                                                   Ended
                                                                                                April 1,
(In thousands)                                                                                      2000
--------------------------------------------------------------------------------------------------------

Revenues                                                                                         $25,950
Costs and Expenses                                                                                23,043
                                                                                                 -------

Income from Discontinued Operations Before Provision for Income Taxes
 and Minority Interest                                                                             2,907
Provision for Income Taxes                                                                         1,058
Minority Interest                                                                                    388
                                                                                                 -------

Income from Discontinued Operations                                                              $ 1,461
                                                                                                 =======

      During the first quarter of 2001, the Company's discontinued operations had revenues and operating income of $221.2 million and $10.5 million, respectively. During the first quarter of 2000, the Company's discontinued operations, excluding the power generation business, had revenues and an operating loss of $397.8 million and $15.1 million, respectively.

      In February 2001, the Company sold Thermo Cardiosystems Inc. to Thoratec in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions limit the Company's ability to sell these shares, although the restrictions fully lapse in August 2002. Subsequent to receipt of the Thoratec common stock, the market value of the shares declined significantly at the same time as a downturn in major equity markets. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for the decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. Further changes in the market value of Thoratec common stock will materially affect the ultimate proceeds from the disposal of discontinued operations. Excluding potential changes in the market value of Thoratec common stock, the Company is not currently aware of any known trends, events, or other uncertainties involving discontinued operations that it expects will cause the ultimate loss on disposal of discontinued operations to differ materially from the amounts recorded to date. Any difference from the amounts recorded would be reported as an adjustment to the loss on disposal of discontinued operations. The Company expects to realize a gain on the sale of the power generation business that will be recorded at the time the transaction closes. While there can be no assurance as to the timing of the sale of any particular business, the Company expects to substantially complete the sale of its remaining discontinued businesses by the middle of 2001. The Company expects to complete the previously announced spinoff of Thermo Fibertek in the summer of 2001 and the spinoff of Viasys Healthcare Inc., the medical products business, during the second half of 2001.

9.    Derivative Instruments and Hedging

      Effective in the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is

<

>


                           THERMO ELECTRON CORPORATION

9.    Derivative Instruments and Hedging (continued)

recognized in earnings. The Company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value. Adoption of SFAS No. 133 in the first quarter of 2001 resulted in a charge representing the cumulative effect of the change in accounting principle on periods prior to 2001 that increased net loss by $1.0 million.

      Forward currency exchange contracts are used by the Company primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from sales that are denominated in currencies other than the functional currencies of the respective operations. The Company enters into these currency exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, the hedges are not speculative in nature. As part of the Company's overall strategy to manage the level of exposure to the risk of currency exchange fluctuations, certain operating units hedge a portion of their currency exposures anticipated over the ensuing twelve month period, using exchange contracts that have maturities of twelve months or less. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

      The Company records its forward currency exchange contracts at fair value in its consolidated balance sheet as other current assets or other accrued expenses and, for cash flow hedges, the related gains or losses on these contracts are deferred as a component of other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. At March 31, 2001, the Company had deferred gains relating to foreign currency contracts of approximately $2.3 million (net of income taxes), substantially all of which is expected to be recognized as income over the next twelve months. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposure being hedged.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Securities and Exchange Commission.

Results of Operations

First Quarter 2001 Compared With First Quarter 2000
---------------------------------------------------

Continuing Operations

      Sales in the first quarter of 2001 were $573.1 million, a decrease of $3.5 million from the first quarter of 2000. Excluding the effect of acquisitions, divestitures, and foreign currency translation, revenues increased $73.6 million, or 14%. Foreign currency translation had an unfavorable effect on revenues as discussed below by segment, due to the strengthening of the U.S. dollar relative to other currencies of countries in which the Company operates.

<

>
                          THERMO ELECTRON CORPORATION

First Quarter 2001 Compared With First Quarter 2000 (continued)
---------------------------------------------------

      Operating income was $39.8 million in 2001, compared with $57.9 million in 2000. Segment income decreased to $52.1 million in 2001 from $71.2 million in 2000. (Segment income is operating income excluding corporate general and administrative expenses and corporate restructuring and other unusual items, net.) Operating and segment income in the first quarter of 2001 were affected by charges associated with the planned disposition of a business, the write off of in-process research and development costs at an acquired business, and certain other restructuring and unusual costs, net (Note 7). Operating and segment income in the first quarter of 2000 were affected by gains on the sale of businesses, net, and restructuring and other unusual costs. Excluding these unusual items, which totaled $9.4 million of expense in 2001 and $12.3 million of income in 2000, segment income increased to $61.5 million in 2001 from $58.9 million in 2000. The unusual items in both periods are discussed below.

      Segment income excluding unusual items increased due to revenue growth at certain businesses discussed below, offset in part by a reduction in segment income of $3.0 million from businesses divested. The increase was also offset by $1.5 million of incremental amortization expense, which resulted primarily from the purchase of the minority interests of formerly public subsidiaries, offset in part by lower amortization expense following certain divestitures.

Life Sciences
-------------

      Sales in the Life Sciences segment increased $18.3 million to $209.1 million in the first quarter of 2001. Sales increased $4.0 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $8.1 million in 2001. Excluding the effect of acquisitions and currency translation, revenues increased $22.5 million, or 12%. Sales of mass spectrometers increased $8.6 million, primarily due to strong sales of ion trap instruments used in proteomics research. Sales of microplate and liquid handling products increased $6.5 million due to strong demand from pharmaceutical customers and expanded distribution channels. Sales of sample-preparation equipment increased $6.1 million due to the introduction of new products for the drug discovery market and for bovine testing due to heightened concern of disease, as well as improved distribution channels in Asia. In addition, revenues from clinical diagnostic products increased, primarily due to higher sales of rapid diagnostic tests.

      Segment income margin decreased to 11.8% in the first quarter of 2001 from 14.8% in the first quarter of 2000. The segment's margin decreased primarily due to an unusual charge recorded in 2001, discussed below. Excluding unusual costs, net, of $3.3 million in 2001, segment income margin was 13.4% in 2001 and 14.8% in 2000. The decrease in segment income margin was primarily due to an increase in amortization of goodwill as a result of the purchase of the minority interests of formerly public subsidiaries. Excluding the additional amortization expense and the unusual charge, segment income margin was 14.0% in 2001. Lower profitability due to research and development expenditures on proteomics initiatives was offset in part by the effect of higher revenues at the businesses discussed above. In the first quarter of 2001, the segment recorded a charge of $3.4 million for the writeoff of in-process research and development at an acquired business. The Company does not expect that the effort required to complete the products in development at the acquired business will materially affect the segment's future results of operations. In addition, the segment reversed $0.1 million of previously established restructuring reserves that were no longer required (Note 7).

Optical Technologies
--------------------

      Sales in the Optical Technologies segment increased $33.8 million to $140.0 million in the first quarter of 2001. The unfavorable effects of currency translation resulted in a decrease in revenues of $4.4 million in 2001. Excluding the effect of currency translation, revenues increased $38.2 million, or 36%. The increase in revenues was due in part to $17.1 million of increased demand for semiconductor-based lasers used in industrial, research and development, and life sciences applications. Demand from the semiconductor industry contributed to sales increases of $8.8 million of

<

>
                          THERMO ELECTRON CORPORATION

First Quarter 2001 Compared With First Quarter 2000 (continued)
---------------------------------------------------

molecular beam epitaxy systems and components. Demand from this industry also contributed to sales increases of $6.6 million of temperature-control systems and material science instrumentation. In addition, higher revenues from photonics products resulted from strong demand for gratings and other optical components used in systems for lithography and telecommunication devices. The growth and profitability of this segment is, in part, dependent on the cyclical nature of the semiconductor and telecommunication industries, which have been in a period of strong growth but which have experienced slowing trends in late 2000 and early 2001. The Company expects this segment's growth rate in the remainder of 2001 will be lower than that achieved in 2000 and the first quarter of 2001.

      Segment income margin was 8.1% in the first quarter of 2001 and 2000. Excluding unusual costs of $0.5 million in 2001, segment income margin was 8.4% in 2001. The increase in segment income margin excluding unusual costs was primarily due to increased sales, offset by the unfavorable effect of growth in revenues at Spectra-Physics Lasers, Inc. (SPLI), which has lower margins due to heavy investment in new products. In addition, the segment recorded $0.5 million of higher goodwill amortization following the purchase of the minority interests of formerly public subsidiaries. The unusual costs in 2001 primarily represent the writeoff of costs associated with a postponed financing at SPLI (Note 7).

Measurement and Control
-----------------------

      Sales in the Measurement and Control segment decreased $55.9 million to $228.3 million in the first quarter of 2001. Sales decreased $60.5 million due to divestitures, net of an acquisition. The segment's 2000 divestitures that affected comparability primarily included Spectra Precision, Nicolet Imaging Systems, and Sierra Research and Technology, Inc. The unfavorable effects of currency translation resulted in a decrease in revenues of $8.0 million in 2001. Excluding the effect of divestitures, an acquisition, and currency translation, revenues increased $12.6 million, or 6%. Revenues from the sale of instruments for the oil and gas market increased $7.3 million, primarily due to strong demand from the natural gas industry, which is benefiting from higher gas prices. As discussed below, in April 2001, the segment sold businesses that contributed $4.4 million of the revenue growth in the first quarter of 2001 from the oil and gas industry. Revenues from the sale of environmental monitoring equipment increased $4.1 million due in part to demand from the construction industry and upgrades of power plants in response to regional energy shortages. Revenues from the sale of spectroscopy instruments increased $3.8 million due to higher demand. These increases were offset in part by lower sales of quality control systems to U.S. steel producers due to a cyclical downturn in this market. In addition, continuing lower sales of weighing and inspection equipment resulted from reduced demand in the global packaged food industry. This industry is in a period of consolidation and the Company believes that a decrease in customers' capital spending has resulted from uncertainty in the marketplace.

      This segment is holding several units for sale, including a manufacturer of scanning probe microscopes and a unit that manufactures data acquisition systems, digital oscilloscopes, and recorders. In April 2001, the segment sold businesses that provide the oil and gas industry with wellhead safety and control products. The businesses held for sale or that were sold in April 2001 are cyclical and/or noncore units, and the segment expects the divestitures to be completed in 2001. These businesses had aggregate revenues and segment income before restructuring and unusual costs of $28.4 million and $3.4 million, respectively, in the first quarter of 2001, and $102.3 million and $0.9 million, respectively, in the full year 2000.

      Segment income margin decreased to 7.0% in 2001 from 12.1% in 2000, primarily due to restructuring and unusual charges, net, in 2001 and unusual income, net, in 2000. Segment income margin, excluding restructuring and unusual costs, net, of $5.6 million in 2001 and unusual income, net, of $12.3 million in 2000, increased to 9.5% in 2001 from 7.8% in 2000. The increase in segment income margin resulted primarily from higher revenues at certain of the businesses discussed above together with cost reduction measures initiated in the fall of 2000 and, to a lesser extent, the inclusion in 2000 of lower-margin results from businesses subsequently divested. These improvements

<

>
                          THERMO ELECTRON CORPORATION

First Quarter 2001 Compared With First Quarter 2000 (continued)
---------------------------------------------------

were offset in part by lower profitability at the business units discussed above that had declining revenues. The restructuring and unusual costs, net, in 2001 include a charge of $4.8 million to reduce the carrying value of a business that manufactures scanning probe microscopes to estimated disposal value. The segment expects to sell this business in the second quarter of 2001. In addition, the segment recorded charges of $1.0 million for impairment of a note receivable; $0.3 million, primarily for severance costs; and a gain of $0.5 million on the sale of a product line (Note 7). Unusual income, net, of $12.3 million in 2000 includes a gain of $12.2 million on the sale of two businesses.

Other Expense, Net
------------------

      The Company reported other expense, net, of $3.7 million and $21.6 million in the first quarter of 2001 and 2000, respectively (Note 3). Other expense, net, includes interest income, interest expense, equity in earnings (losses) of unconsolidated subsidiaries, gain (loss) on investments, net, and other items, net. Interest income increased to $18.5 million in 2001 from $9.7 million in 2000, primarily due to proceeds from the sale of businesses, including discontinued operations, offset in part by cash used for the purchase of the minority interests of formerly public subsidiaries. The Company expects that a trend of lower market interest rates in 2001 will adversely affect the yield it achieves from investments. Interest expense decreased to $20.2 million in 2001 from $22.9 million in 2000, as a result of the maturity and repurchase of Company and subsidiary debentures in 2000.

      The Company had income from equity in earnings of unconsolidated subsidiaries of $0.2 million in 2001 and incurred a net loss of $13.3 million in 2000, including $13.4 million related to its investment in FLIR Systems, Inc. During 2001, the Company had a loss on investments, net, of $2.2 million, compared with gains of $3.5 million in 2000. The loss in 2001 includes $2.0 million to write down an available-for-sale investment due to impairment that the Company deemed other than temporary. In 2000, other expense, net, also includes $1.6 million of net currency gains, including $1.7 million resulting from hedging activities at SPLI, which elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Provision for Income Taxes
--------------------------

      The Company's effective tax rate was 39.5% and 44.3% in the first quarter of 2001 and 2000, respectively. Excluding the tax effect of restructuring and unusual costs or income, the effective tax rate was 39.5% and 39.8% in 2001 and 2000, respectively. The effective tax rate exceeded the statutory federal income tax rate in both periods due to the impact of state income taxes and nondeductible expenses, including amortization of goodwill.

Minority Interest Expense
-------------------------

      The Company recorded minority interest expense of $5.7 million in the first quarter of 2000, representing minority shareholders' allocable share of subsidiary earnings. Minority interest expense decreased due to the purchase of the minority interest in all of the Company's formerly public subsidiaries in continuing operations except SPLI.

Income from Continuing Operations
---------------------------------

      Income from continuing operations was $21.8 million in 2001, compared with $14.5 million in 2000. Results were affected by unusual items, discussed above. Excluding unusual items in both periods, income from continuing operations increased to $29.5 million in the first quarter of 2001 from $18.5 million in the first quarter of 2000 due to the improvements discussed above.

<

>
                          THERMO ELECTRON CORPORATION

First Quarter 2001 Compared With First Quarter 2000 (continued)
---------------------------------------------------

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------

      The Company adopted SFAS No. 133, as amended, in the first quarter of 2001 and recorded a charge representing the cumulative effect of the change in accounting principle of $1.0 million, net of an income tax benefit of $0.7 million. In addition, in accordance with the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," the Company adopted the pronouncement as of January 2, 2000, and recorded a charge in the first quarter of 2000 representing the cumulative effect of the change in accounting principle of $12.9 million, net of an income tax benefit of $8.5 million and minority interest of $0.5 million.

Litigation and Related Contingency
----------------------------------

      The Company's Thermo Finnigan subsidiary is involved in an ongoing patent dispute with Bruker Daltonics, Inc. and Agilent, Inc. In the first quarter of 2001, a court in Germany ruled that Thermo Finnigan's GCQ and LCQ series of ion trap mass spectrometers infringe a Bruker German patent. The Company is appealing this decision and is continuing to assert its own claims against Bruker and Agilent.

Discontinued Operations

      In February 2001, the Company sold Thermo Cardiosystems to Thoratec Corporation in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions limit the Company's ability to sell these shares, although the restrictions fully lapse in August 2002. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for the decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. Further changes in the market value of Thoratec common stock will materially affect the ultimate proceeds from the disposal of discontinued operations. Excluding potential changes in the market value of Thoratec common stock, the Company is not currently aware of any known trends, events, or other uncertainties involving discontinued operations that it expects will cause the ultimate loss on disposal of discontinued operations to differ materially from the amounts recorded to date. Any difference from the amounts recorded would be reported as an adjustment to the loss on disposal of discontinued operations. The Company's discontinued power generation business had income of $1.5 million in the first quarter of 2000, net of taxes and minority interest.

Liquidity and Capital Resources

      Consolidated working capital was $1.59 billion at March 31, 2001, compared with $1.74 billion at December 30, 2000. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1.09 billion at March 31, 2001, compared with $1.03 billion at December 30, 2000. In addition, the Company had $16.0 million of long-term available-for-sale investments at March 31, 2001, compared with $17.1 million at December 30, 2000.

      Cash provided by operating activities was $31.2 million during the first quarter of 2001, including $34.5 million from continuing operations. Cash of $20.0 million was used to fund an increase in inventories, which was approximately evenly distributed among the Company's three segments. Cash of $12.4 million was used to fund an increase in other current assets, primarily due to the timing of prepaid expenses. In connection with certain restructuring actions undertaken by the Company's continuing operations, the Company had accrued $20.5 million for restructuring and unusual costs at March 31, 2001. The Company expects to pay $17.9 million of this amount for severance, employee retention, and other costs primarily through January 2002. The remaining balance of $2.6 million will be paid through the expiration of lease obligations in 2003. In addition, at March 31, 2001, the Company had accrued $9.3 million for acquisition expenses. Accrued acquisition expenses includes $1.6 million of severance obligations, which the Company expects to pay primarily through 2001. The balance, which primarily represents abandoned-facility payments, will be paid over the remaining terms of the leases through 2014.

<

>
                          THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

      During the first quarter of 2001, the primary investing activities of the Company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant, and equipment and acquisitions. The Company's continuing operations expended $21.5 million for purchases of property, plant, and equipment and $12.7 million, net of cash acquired, for acquisitions during the first quarter of 2001. During the first quarter of 2001, investing activities of the Company's discontinued operations provided $131.0 million of cash, primarily representing proceeds, net of cash divested, of $62.0 million from the sale of businesses and $63.9 million of proceeds from the maturity of available-for-sale investments.

      The Company's financing activities used $17.3 million of cash during the first quarter of 2001, including $3.8 million for continuing operations. During the first quarter of 2001, the Company's continuing operations expended $12.5 million for the repayment of long-term obligations and received net proceeds of $21.3 million from the exercise of employee stock options. In March 2001, the Company's Board of Directors authorized the repurchase through March 20, 2002, of up to $100 million of its own securities in the open market, or in negotiated transactions. As of March 31, 2001, the Company had expended $14.7 million to repurchase its own common stock and debentures. The financing activities of the Company's discontinued operations primarily were repayment of debt.

      The Company has no material commitments for purchases of property, plant, and equipment and expects that for 2001, such expenditures will approximate $100 million.

      The Company believes that its existing resources are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2000, except that as of February 2001, the Company owns 19.3 million shares of Thoratec Corporation common stock (Note 8). A 10% decline in the market value of Thoratec common stock would result in an increase in the loss on disposal of discontinued operations of $9 million.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      None.

(b)   Reports on Form 8-K

      None.



<

>
                          THERMO ELECTRON CORPORATION

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 2001.

                               THERMO ELECTRON CORPORATION



                               /s/ Theo Melas-Kyriazi
                               -------------------------------------------------
                               Theo Melas-Kyriazi
                               Vice President and Chief Financial Officer



                               /s/ Peter E. Hornstra
                               -------------------------------------------------
                               Peter E. Hornstra
                               Corporate Controller and Chief Accounting Officer