Form 10-Q
period 2001-06-30
THERMO ELECTRON CORP
filed 2001-08-09
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                          Outstanding at July 27, 2001
     -----------------------------             ----------------------------
     Common Stock, $1.00 par value                      181,676,323

PART I - Financial Information

Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                                   June 30,   December 30,
(In thousands)                                                                         2001           2000
----------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                       $  506,351     $  505,524
 Short-term available-for-sale investments, at quoted market
   value (amortized cost of $754,886 and $510,312)                                  776,198        521,329
 Accounts receivable, less allowances of $27,008 and $30,593                        405,530        431,476
 Unbilled contract costs and fees                                                    22,075         18,520
 Inventories:
   Raw materials and supplies                                                       164,927        169,885
   Work in process                                                                   69,854         65,625
   Finished goods (includes $16,626 and $33,605 at customer locations)              155,171        158,642
 Deferred tax asset                                                                 149,917        148,051
 Advance receivable from affiliates                                                  16,178              -
 Other current assets                                                                54,504         75,007
 Net assets of discontinued operations (Notes 8 and 11)                             107,903        371,470
                                                                                 ----------     ----------

                                                                                  2,428,608      2,465,529
                                                                                 ----------     ----------

Property, Plant, and Equipment, at Cost                                             494,574        484,555
 Less:  Accumulated depreciation and amortization                                   207,426        198,677
                                                                                 ----------     ----------

                                                                                    287,148        285,878
                                                                                 ----------     ----------

Long-term Available-for-sale Investments, at Quoted Market Value
 (amortized cost of $6,585 and $9,883)                                               11,472         17,110
                                                                                 ----------     ----------

Other Assets                                                                        220,627        183,974
                                                                                 ----------     ----------

Goodwill                                                                          1,346,931      1,378,663
                                                                                 ----------     ----------

Long-term Net Assets of Discontinued Operations (Notes 8 and 11)                    402,137        531,823
                                                                                 ----------     ----------

                                                                                 $4,696,923     $4,862,977
                                                                                 ==========     ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                   June 30,   December 30,
(In thousands except share amounts)                                                    2001           2000
----------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations          $   84,569     $  103,356
 Advance payable to affiliates                                                            -         16,088
 Accounts payable                                                                   117,834        139,662
 Accrued payroll and employee benefits                                               70,825         78,483
 Accrued income taxes                                                                95,279         95,344
 Deferred revenue                                                                    51,402         50,341
 Accrued installation and warranty costs                                             34,952         37,058
 Other accrued expenses (Notes 6 and 7)                                             207,751        208,219
                                                                                 ----------     ----------

                                                                                    662,612        728,551
                                                                                 ----------     ----------

Deferred Income Taxes and Other Deferred Items                                       63,082         47,230
                                                                                 ----------     ----------

Long-term Obligations:
 Senior convertible obligations                                                     171,021        172,500
 Senior notes                                                                       147,000        150,000
 Subordinated convertible obligations                                             1,161,998      1,177,565
 Other                                                                               14,045         28,418
                                                                                 ----------     ----------

                                                                                  1,494,064      1,528,483
                                                                                 ----------     ----------

Minority Interest                                                                    22,414         24,737
                                                                                 ----------     ----------

Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized;
   198,653,715 and 195,877,421 shares issued                                        198,654        195,877
 Capital in excess of par value                                                   1,722,964      1,681,452
 Retained earnings                                                                  985,665      1,005,857
 Treasury stock at cost, 17,024,931 and 13,708,863 shares                          (321,727)      (246,228)
 Deferred compensation                                                               (4,623)        (6,640)
 Accumulated other comprehensive items (Notes 2 and 9)                             (126,182)       (96,342)
                                                                                 ----------     ----------

                                                                                  2,454,751      2,533,976
                                                                                 ----------     ----------

                                                                                 $4,696,923     $4,862,977
                                                                                 ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                 -----------------------
                                                                                 June 30,        July 1,
(In thousands except per share amounts)                                              2001           2000
----------------------------------------------------------------------------------------------------------

Revenues                                                                         $542,472       $579,950
                                                                                 --------       --------

Costs and Operating Expenses:
 Cost of revenues                                                                 304,410        313,701
 Selling, general, and administrative expenses                                    155,498        166,971
 Research and development expenses                                                 44,706         46,102
 Restructuring and other unusual costs (income), net (Note 7)                      23,693         (1,594)
                                                                                 --------       --------

                                                                                  528,307        525,180
                                                                                 --------       --------

Operating Income                                                                   14,165         54,770
Other Expense, Net (Note 3)                                                          (148)       (10,750)
                                                                                 --------       --------

Income from Continuing Operations Before Provision for Income Taxes and
 Minority Interest                                                                 14,017         44,020
Provision for Income Taxes                                                         (5,411)       (17,840)
Minority Interest (Expense) Income                                                    817         (4,482)
                                                                                 --------       --------

Income from Continuing Operations                                                   9,423         21,698
Income from Discontinued Operations (net of income taxes and minority
 interest of $2,751; Note 8)                                                            -          2,557
Gain on Disposal of Discontinued Operations (net of income
 taxes of $17,259; Note 8)                                                         15,560              -
                                                                                 --------       --------

Net Income                                                                       $ 24,983       $ 24,255
                                                                                 ========       ========

Earnings per Share from Continuing Operations (Note 4):
   Basic                                                                         $    .05       $    .14
                                                                                 ========       ========

   Diluted                                                                       $    .05       $    .13
                                                                                 ========       ========

Earnings per Share (Note 4):
   Basic                                                                         $    .14       $    .16
                                                                                 ========       ========

   Diluted                                                                       $    .14       $    .15
                                                                                 ========       ========

Weighted Average Shares (Note 4):
   Basic                                                                          181,628        156,018
                                                                                 ========       ========

   Diluted                                                                        185,056        157,767
                                                                                 ========       ========


The accompanying notes are an integral part of these consolidated financial statements.


<

>
                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                               -------------------------
                                                                                 June 30,        July 1,
(In thousands except per share amounts)                                              2001           2000
--------------------------------------------------------------------------------------------------------

Revenues                                                                       $1,115,561     $1,156,554
                                                                               ----------     ----------

Costs and Operating Expenses:
 Cost of revenues                                                                 622,245        621,710
 Selling, general, and administrative expenses                                    315,665        336,654
 Research and development expenses                                                 89,071         94,546
 Restructuring and other unusual costs (income), net (Note 7)                      34,575         (8,982)
                                                                               ----------     ----------

                                                                                1,061,556      1,043,928
                                                                               ----------     ----------

Operating Income                                                                   54,005        112,626
Other Expense, Net (Note 3)                                                        (3,894)       (32,303)
                                                                               ----------     ----------

Income from Continuing Operations Before Provision for Income Taxes,
 Minority Interest, Extraordinary Item, and Cumulative Effect of Change
 in Accounting Principle                                                           50,111         80,323
Provision for Income Taxes                                                        (19,668)       (33,925)
Minority Interest (Expense) Income                                                    799        (10,221)
                                                                               ----------     ----------

Income from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle                               31,242         36,177
Income from Discontinued Operations (net of income taxes and minority
 interest of $4,197; Note 8)                                                            -          4,018
Provision for Loss on Disposal of Discontinued Operations, Net (net of
 income tax benefit of $22,741; Note 8)                                           (50,440)             -
                                                                               ----------     ----------

Income (Loss) Before Extraordinary Item and Cumulative Effect of
 Change in Accounting Principle                                                   (19,198)        40,195
Extraordinary Item (net of income taxes of $333)                                        -            532
                                                                               ----------     ----------

Income (Loss) Before Cumulative Effect of Change in Accounting Principle          (19,198)        40,727
Cumulative Effect of Change in Accounting Principle (net of income
 tax benefit and minority interest of $663 and $8,986; Note 9)                       (994)       (12,918)
                                                                               ----------     ----------

Net Income (Loss)                                                              $  (20,192)    $   27,809
                                                                               ==========     ==========

Earnings per Share from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle (Note 4):
   Basic                                                                       $      .17     $      .23
                                                                               ==========     ==========

   Diluted                                                                     $      .17     $      .22
                                                                               ==========     ==========

Earnings (Loss) per Share (Note 4):
   Basic                                                                       $     (.11)    $      .18
                                                                               ==========     ==========

   Diluted                                                                     $     (.11)    $      .17
                                                                               ==========     ==========

Weighted Average Shares (Note 4):
   Basic                                                                          182,242        156,416
                                                                               ==========     ==========

   Diluted                                                                        186,117        157,616
                                                                               ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.


<

>
                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                ------------------------
                                                                                 June 30,        July 1,
(In thousands)                                                                       2001           2000
--------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                              $ (20,192)     $  27,809
 Income from discontinued operations (Note 8)                                           -         (4,018)
 Provision for loss on disposal of discontinued operations, net (Note 8)           50,440              -
                                                                                ---------      ---------

 Income from continuing operations                                                 30,248         23,791

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                 48,536         47,955
     Noncash restructuring and other unusual costs, net (Note 7)                   15,106          1,242
     Provision for losses on accounts receivable                                    1,591          2,510
     Minority interest (income) expense                                              (799)        10,221
     Equity in (earnings) losses of unconsolidated subsidiaries (Note 7)           (1,260)        15,062
     Cumulative effect of change in accounting principle, net of
       income taxes and minority interest (Note 9)                                    994         12,918
     Change in deferred income taxes                                                  (82)        (3,897)
     (Gain) loss on sale of businesses                                                 19        (12,480)
     (Gain) loss on investments, net                                                  807         (6,372)
     Extraordinary item, net of income taxes                                            -           (532)
     Other noncash items, net                                                      17,343          3,705
     Changes in current accounts, excluding the effects of
       acquisitions and dispositions:
        Accounts receivable                                                        (1,869)        13,997
        Inventories                                                               (25,986)       (56,492)
        Other current assets                                                      (17,186)        (2,546)
        Accounts payable                                                          (14,206)          (967)
        Other current liabilities                                                   9,532        (74,163)
                                                                                ---------      ---------

          Net cash provided by (used in) continuing operations                     62,788        (26,048)
          Net cash provided by discontinued operations                             38,136         78,534
                                                                                ---------      ---------

          Net cash provided by operating activities                               100,924         52,486
                                                                                ---------      ---------

Investing Activities:
 Acquisitions, net of cash acquired                                               (14,129)       (10,117)
 Acquisition of minority interests of subsidiaries                                      -       (295,714)
 Proceeds from sale of businesses, net of cash divested                            16,789         44,917
 Purchases of available-for-sale investments                                     (688,522)      (171,035)
 Proceeds from sale of available-for-sale investments                             270,152         95,892
 Proceeds from maturities of available-for-sale investments                       176,358        332,084
 Purchases of property, plant, and equipment                                      (46,657)       (28,973)
 Proceeds from sale of property, plant, and equipment                              10,284          6,959
 Advance (to) from affiliates                                                     (32,266)        38,407


<

>
                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                ------------------------
                                                                                 June 30,        July 1,
(In thousands)                                                                       2001           2000
--------------------------------------------------------------------------------------------------------

Investing Activities (continued):
 Increase in other assets                                                       $  (2,668)     $  (1,732)
 Other                                                                              1,804          9,141
                                                                                ---------      ---------

          Net cash provided by (used in) continuing operations                   (308,855)        19,829
          Net cash provided by discontinued operations                            379,528         81,283
                                                                                ---------      ---------

          Net cash provided by investing activities                                70,673        101,112
                                                                                ---------      ---------

Financing Activities:
 Repayment of long-term obligations                                               (23,397)      (139,675)
 Net proceeds from issuance of long-term obligations                                  153          6,975
 Net proceeds from issuance of Company and subsidiary common stock                 34,225         12,205
 Purchases and redemption of Company and subsidiary common stock
   and subordinated convertible debentures                                        (97,810)       (43,787)
 Increase (decrease) in short-term notes payable                                   (5,284)         7,733
 Other                                                                                258          1,545
                                                                                ---------      ---------

          Net cash used in continuing operations                                  (91,855)      (155,004)
          Net cash provided by (used in) discontinued operations                  (39,297)         6,088
                                                                                ---------      ---------

          Net cash used in financing activities                                  (131,152)      (148,916)
                                                                                ---------      ---------

Exchange Rate Effect on Cash of Continuing Operations                              (4,067)       (15,013)
Exchange Rate Effect on Cash of Discontinued Operations                              (363)         2,009
                                                                                ---------      ---------

Increase (Decrease) in Cash and Cash Equivalents                                   36,015         (8,322)
Cash and Cash Equivalents at Beginning of Period                                  636,252        357,215
                                                                                ---------      ---------

                                                                                  672,267        348,893

Cash and Cash Equivalents of Discontinued Operations at End of period            (165,916)       (93,710)
                                                                                ---------      ---------

Cash and Cash Equivalents at End of Period                                      $ 506,351      $ 255,183
                                                                                =========      =========

Noncash Activities:
 Fair value of assets of acquired companies                                     $  18,161      $  13,512
 Cash paid for acquired companies                                                 (14,834)       (10,381)
                                                                                ---------      ---------

   Liabilities assumed of acquired companies                                    $   3,327      $   3,131
                                                                                =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 2001, the results of operations for the three- and six-month periods ended June 30, 2001, and July 1, 2000, and the cash flows for the six-month periods ended June 30, 2001, and July 1, 2000. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect the Company's power generation business as discontinued operations (Note 8). Historical results have also been restated to reflect the Company's adoption of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The consolidated balance sheet presented as of December 30, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the SEC.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items" that represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments, and, in 2001, unrealized net of tax gains and losses on derivative instruments (Note 9). During the second quarter of 2001 and 2000, the Company had comprehensive income of $14.6 million and $6.5 million, respectively. During the first six months of 2001 and 2000, the Company had a comprehensive loss of $50.3 million and comprehensive income of $8.2 million, respectively.

3.    Other Expense, Net

      The components of other expense, net, in the accompanying statement of operations are as follows:

                                                       Three Months Ended             Six Months Ended
                                                    -----------------------       -----------------------
                                                    June 30,        July 1,       June 30,        July 1,
(In thousands)                                          2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------

Interest Income                                     $ 16,397       $  7,926       $ 34,858       $ 17,604
Interest Expense                                     (19,154)       (21,728)       (39,384)       (44,652)
Equity in Earnings (Losses) of Unconsolidated
 Subsidiaries                                          1,051         (1,726)         1,260        (15,062)
Gain (Loss) on Investments, Net (Note 7)               1,345          2,907           (807)         6,372
Other Items, Net                                         213          1,871            179          3,435
                                                    --------       --------       --------       --------

                                                    $   (148)      $(10,750)      $ (3,894)      $(32,303)
                                                    ========       ========       ========       ========


<

>
                           THERMO ELECTRON CORPORATION

4.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                       Three Months Ended               Six Months Ended
                                                   ------------------------       ----------------------
                                                    June 30,        July 1,       June 30,        July 1,
(In thousands except per share amounts)                 2001           2000           2001          2000
---------------------------------------------- -------------- -------------- -------------- -------------

Basic
Income from Continuing Operations Before
 Extraordinary Item and Cumulative Effect
 of Change in Accounting Principle                  $  9,423       $ 21,698       $ 31,242       $ 36,177
Income from Discontinued Operations                        -          2,557              -          4,018
Gain (Loss) on Disposal of Discontinued
 Operations, Net                                      15,560              -        (50,440)             -
Extraordinary Item                                         -              -              -            532
Cumulative Effect of Change in Accounting
 Principle                                                 -              -           (994)       (12,918)
                                                    --------       --------       --------       --------

Net Income (Loss)                                   $ 24,983       $ 24,255       $(20,192)      $ 27,809
                                                    --------       --------       --------       --------

Weighted Average Shares                              181,628        156,018        182,242        156,416
                                                    --------       --------       --------       --------

Basic Earnings (Loss) per Share:
 Continuing operations before extraordinary
   item and cumulative effect of change in
   accounting principle                             $    .05       $    .14       $    .17       $    .23
 Discontinued operations                                 .09            .02           (.28)           .03
 Extraordinary item                                        -              -              -              -
 Cumulative effect of change in accounting
   principle                                               -              -           (.01)          (.08)
                                                    --------       --------       --------       --------

                                                    $    .14       $    .16       $   (.11)      $    .18
                                                    ========       ========       ========       ========


<

>
                           THERMO ELECTRON CORPORATION

4.    Earnings (Loss) per Share (continued)

                                                      Three Months Ended             Six Months Ended
                                                   -----------------------       -----------------------
                                                   June 30,        July 1,       June 30,        July 1,
(In thousands except per share amounts)                2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------

Diluted
Income from Continuing Operations Before
 Extraordinary Item and Cumulative Effect
 of Change in Accounting Principle                 $  9,423       $ 21,698       $ 31,242       $ 36,177
Income from Discontinued Operations                       -          2,557              -          4,018
Gain (Loss) on Disposal of Discontinued
 Operations, Net                                     15,560              -        (50,440)             -
Extraordinary Item                                        -              -              -            532
Cumulative Effect of Change in Accounting
 Principle                                                -              -           (994)       (12,918)
                                                   --------       --------       --------       --------

Net Income (Loss)                                    24,983         24,255        (20,192)        27,809

Effect of:
 Majority-owned subsidiaries' dilutive
   securities - continuing operations                     -           (460)             -         (1,331)
 Majority-owned subsidiaries' dilutive
   securities - discontinued operations                   -            (20)             -            (27)
                                                   --------       --------       --------       --------

Income (Loss) Available to Common
 Shareholders, as Adjusted                         $ 24,983       $ 23,775       $(20,192)      $ 26,451
                                                   --------       --------       --------       --------

Weighted Average Shares                             181,628        156,018        182,242        156,416
Effect of:
 Stock options                                        2,996          1,749          3,415          1,200
 Convertible debentures                                 432              -            460              -
                                                   --------       --------       --------       --------

Weighted Average Shares, as Adjusted                185,056        157,767        186,117        157,616
                                                   --------       --------       --------       --------

Diluted Earnings (Loss) per Share:
 Continuing operations before
   extraordinary item and cumulative
   effect of change in accounting
   principle                                       $    .05       $    .13       $    .17       $    .22
 Discontinued operations                                .08            .02           (.27)           .03
 Extraordinary item                                       -              -              -              -
 Cumulative effect of change in accounting
   principle                                              -              -           (.01)          (.08)
                                                   --------       --------       --------       --------

                                                   $    .14       $    .15       $   (.11)      $    .17
                                                   ========       ========       ========       ========

      Options to purchase 4,890,000 and 5,642,000 shares of common stock for the second quarter of 2001 and 2000, respectively, and 3,855,000 and 6,024,000 shares of common stock for the first six months of 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

<

>
                           THERMO ELECTRON CORPORATION

4.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings per share for the 2000 periods excludes the effect of assuming the conversion of the Company's 4 1/4% subordinated convertible debentures, convertible at $37.80 per share, because the effect would be antidilutive. During 2000, convertible obligations of certain of the Company's formerly public subsidiaries became convertible into Company common stock. The computation of diluted earnings per share for the 2001 periods excludes the effect of assuming the conversion of the following of the Company's subordinated convertible debentures because the effect would be antidilutive:

                                                  Conversion
                                                   Price per
                                                   Share at
                       Principal      Interest      June 30,
                          Amount          Rate          2001
                   -----------------------------------------
                   (In thousands)

                        $560,063        4 1/4%       $ 37.80
                         247,000            4%         41.94
                         171,021        4 1/2%         40.54
                         100,715        4 5/8%         40.30
                          93,945        4 3/8%        131.71
                          78,048        3 1/4%         49.06
                          35,029        4 7/8%         38.28
                          15,778        2 7/8%         33.17

      As a result of the spinoff to shareholders discussed in Note 11, in July 2001 the conversion price of each of the Company's convertible debentures was reduced to 95.3% of the conversion price at June 30, 2001.

5.    Business Segment Information

                                                      Three Months Ended              Six Months Ended
                                                  -------------------------     -------------------------
                                                    June 30,        July 1,       June 30,        July 1,
(In thousands)                                          2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------

Revenues:
   Life Sciences                                  $  202,583     $  190,490     $  411,730     $  381,329
   Optical Technologies                              129,133        108,696        269,097        214,874
   Measurement and Control                           215,293        285,091        443,553        569,266
   Intersegment (a)                                   (4,537)        (4,327)        (8,819)        (8,915)
                                                  ----------     ----------     ----------     ----------

                                                  $  542,472     $  579,950     $1,115,561     $1,156,554
                                                  ==========     ==========     ==========     ==========

Income from Continuing Operations Before
 Provision for Income Taxes, Minority Interest,
 Extraordinary Item, and Cumulative Effect of
 Change in Accounting Principle:
   Life Sciences (b)                              $   17,176     $   24,292     $   41,883     $   52,498
   Optical Technologies (c)                             (153)         7,534         11,174         16,127
   Measurement and Control (d)                         9,911         29,549         25,976         63,926
                                                  ----------     ----------     ----------     ----------

     Total segment income (e)                         26,934         61,375         79,033        132,551
   Corporate and Other (f)                           (12,917)       (17,355)       (28,922)       (52,228)
                                                  ----------     ----------     ----------     ----------

                                                  $   14,017     $   44,020     $   50,111     $   80,323
                                                  ==========     ==========     ==========     ==========


<

>
                           THERMO ELECTRON CORPORATION

5.    Business Segment Information (continued)

                                                     Three Months Ended              Six Months Ended
                                                  -------------------------     -------------------------
                                                    June 30,        July 1,       June 30,        July 1,
(In thousands)                                          2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------

Depreciation:
   Life Sciences                                  $    4,110     $    3,945     $    8,116     $    7,889
   Optical Technologies                                4,535          3,528          8,854          7,089
   Measurement and Control                             3,522          6,264          7,048         11,492
   Corporate                                             551            307            895            623
                                                  ----------     ----------     ----------     ----------

                                                  $   12,718     $   14,044     $   24,913     $   27,093
                                                  ==========     ==========     ==========     ==========

Amortization:
   Life Sciences                                  $    5,764     $    4,332     $   11,460     $    8,445
   Optical Technologies                                1,902          1,345          3,801          2,665
   Measurement and Control                             4,210          4,723          8,362          9,251
   Corporate                                               -            251              -            501
                                                  ----------     ----------     ----------     ----------

                                                  $   11,876     $   10,651     $   23,623     $   20,862
                                                  ==========     ==========     ==========     ==========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other unusual costs of $7.8 million and $11.1 million in the second quarter and first six months of 2001, respectively.
(c) Includes restructuring and other unusual costs, net, of $10.9 million, $0.1 million, $11.4 million, and $0.1 million in the second quarter of 2001 and 2000 and first six months of 2001 and 2000, respectively.
(d) Includes restructuring and other unusual costs of $14.9 million and $20.5 million in the second quarter and first six months of 2001, respectively, and restructuring and other unusual income, net, of $0.6 million and $12.8 million in the second quarter and first six months of 2000, respectively.
(e) Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, income taxes, and extraordinary item.
(f) Includes corporate, general, and administrative expenses and other income and expense. Includes corporate restructuring and other unusual costs, net, of $3.3 million, $4.9 million, and $3.8 million in the second quarter of 2001 and the first six months of 2001 and 2000, respectively, and restructuring and other unusual income, net, of $1.1 million in the second quarter of 2000. Other expense, net, in the first six months of 2001 includes a charge of $2.0 million for impairment of an available-for-sale investment. Other expense, net, in the second quarter and first six months of 2000 includes a charge of $1.8 million and $15.2 million, respectively, related to the Company's investment in FLIR Systems, Inc., which is accounted for under the equity method, and other unusual income of $1.8 million and $3.5 million, respectively, related to a subsidiary's early adoption of
    SFAS No. 133.

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


                           THERMO ELECTRON CORPORATION

6.    Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses for acquisitions completed before and during 1999 is as follows:

                                                1999 Acquisitions
                                     ---------------------------------------
                                                  Abandonment
                                                    of Excess                      Pre-1999
(In thousands)                       Severance     Facilities          Other   Acquisitions          Total
----------------------------------------------------------------------------------------------------------

Balance at December 30, 2000           $ 1,846        $   510        $   513        $ 7,167        $10,036
 Payments                                 (227)          (136)          (108)          (530)        (1,001)
 Currency translation                      (44)           (19)           (33)          (362)          (458)
                                       -------        -------        -------        -------        -------

Balance at June 30, 2001               $ 1,575        $   355        $   372        $ 6,275        $ 8,577
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

      The Company has not established material reserves for restructuring businesses acquired in 2000 or the first six months of 2001.

7.    Restructuring and Other Unusual Costs (Income), Net

      In response to a downturn in telecommunications, semiconductor, and other markets served by the Company's businesses, the Company initiated restructuring actions in the second quarter of 2001 in a number of business units to reduce costs and shed unproductive assets. The restructuring and related actions primarily consist of headcount reductions, discontinuing certain mature or unprofitable product lines, providing a reserve for excess telecommunication inventories at Spectra-Physics, Inc. (formerly Spectra-Physics Lasers, Inc.), and consolidation of facilities to streamline operations and reduce costs. The
Company expects to incur an additional $3.4 million of restructuring costs in the remainder of 2001 for charges that can not be recorded until incurred. The
Company expects that the restructuring actions undertaken in 2001 will be substantially completed by the end of 2001.

      The Company recorded restructuring and other unusual charges, net, of $37.0 million during the second quarter of 2001, as detailed by segment below:

                                                                  Measurement
                                                        Optical           and
(In thousands)                     Life Sciences   Technologies       Control     Corporate          Total
----------------------------------------------------------------------------------------------------------

Cost of Revenues                         $ 1,838        $ 6,963       $ 4,476       $     -        $13,277
Restructuring and Other Unusual
 Costs, Net                                5,992          3,948        10,405         3,348         23,693
                                         -------        -------       -------       -------        -------

                                         $ 7,830        $10,911       $14,881       $ 3,348        $36,970
                                         =======        =======       =======       =======        =======


<

>
                           THERMO ELECTRON CORPORATION

7.    Restructuring and Other Unusual Costs (Income), Net (continued)

      The Company recorded restructuring and other unusual charges, net, of $49.8 million during the first six months of 2001, as detailed by segment below:

                                                                  Measurement
                                                        Optical           and
(In thousands)                     Life Sciences   Technologies       Control     Corporate          Total
----------------------------------------------------------------------------------------------------------

Cost of Revenues                         $ 1,838        $ 6,963       $ 4,476       $     -        $13,277
Restructuring and Other Unusual
 Costs, Net                                9,301          4,399        16,000         4,875         34,575
Loss on Investments                            -              -         1,983             -          1,983
                                         -------        -------       -------       -------        -------

                                         $11,139        $11,362       $22,459       $ 4,875        $49,835
                                         =======        =======       =======       =======        =======

      The components of restructuring and unusual costs by segment are as follows:

Life Sciences

      The Life Sciences segment recorded $7.8 million of restructuring and other unusual costs in the second quarter of 2001. The segment recorded $1.8 million of charges to cost of revenues, primarily for discontinued product lines, and $6.0 million of other costs. The other restructuring and unusual costs include $3.8 million of cash costs including $3.1 million for severance for 90 employees across all functions, $0.6 million of ongoing lease costs through 2007 for facilities described below, and $0.1 million of other costs. The charge also includes $2.2 million of asset writedowns. The asset writedowns principally include $1.8 million of goodwill and other intangibles for a small business unit that was closed and $0.4 million of assets at facilities being closed. The facility consolidations include closure of sales and service offices in Florida and the United Kingdom and the transfer of their activities to other offices, consolidation of two German factories into one facility, and relocation of a factory to other facilities within Finland. Of the employees to be terminated, 66 had been severed as of June 30, 2001.

      In the first quarter of 2001, this segment recorded $3.3 million of restructuring and other unusual costs, net. The restructuring and unusual costs consisted of a charge of $3.4 million to write off in-process research and development costs at an acquired business. This amount was determined through established valuation techniques and was charged to expense upon acquisition because technological feasibility had not been established and no future alternative uses existed. This segment also recorded the reversal of $0.1 million of previously established reserves due to the settlement of certain severance matters for less than had been accrued.

Optical Technologies

      The Optical Technologies segment recorded $10.9 million of restructuring and other unusual costs, net, in the second quarter of 2001. The segment recorded $7.0 million of charges to cost of revenues, primarily for excess telecommunication inventories at Spectra-Physics and discontinued product lines, and $3.9 million of other costs, net. The excess telecommunication inventories resulted from a severe slowdown in this market and the writedown reduced the carrying value of the inventories to net realizable value. The other restructuring and unusual costs include $3.6 million of cash costs, including $1.5 million for severance for 311 employees, primarily in manufacturing positions; $0.3 million of ongoing lease costs through 2004 for facilities described below; and $1.8 million of other exit costs. The other exit costs primarily represent cancellation fees for fixed asset purchases and termination of distributor agreements. The segment also recorded $0.6 million of asset writedowns, principally at facilities being closed, and a gain on the sale of a facility of $0.3 million. The facility consolidations include closure of sales offices in New Jersey, France, and Germany and the transfer of their activities to other offices, and the consolidation of distribution facilities within Europe. Of the employees to be terminated, 167 had been severed as of June 30, 2001.

      In the first quarter of 2001, this segment recorded $0.5 million of restructuring and unusual costs. The costs are primarily associated with a postponed financing at Spectra-Physics.

<

>
                           THERMO ELECTRON CORPORATION

7.    Restructuring and Other Unusual Costs (Income), Net (continued)

Measurement and Control

      The Measurement and Control segment recorded $14.9 million of restructuring and other unusual costs in the second quarter of 2001. The segment recorded $4.5 million of charges to cost of revenues, primarily for discontinued product lines, and $10.4 million of other costs. The other restructuring and unusual costs include $7.4 million of cash costs, including $5.3 million for severance for 166 employees across all functions; $1.7 million of ongoing lease costs through 2004 for facilities described below; and $0.4 million of other costs. The charge also includes $2.5 million of asset writedowns and $0.5 million related to a post-closing adjustment on two businesses sold in 2000. The asset writedowns principally include $1.6 million of goodwill for an adjustment to a writedown recorded in the first quarter of 2001 for the planned disposal of ThermoMicroscopes and $0.9 million of assets at facilities being closed. ThermoMicroscopes manufactures scanning probe microscopes and is a noncore business that was sold in July 2001. The facility consolidations include closure of a sales office in Sweden and the transfer of its activities to another office, consolidation of two sales offices in the United Kingdom into one office, and consolidation of manufacturing facilities within the United States and the United Kingdom. Of the employees to be terminated, 39 had been severed as of June 30, 2001.

      In the first quarter of 2001, the Measurement and Control segment recorded $5.6 million of restructuring and unusual costs, net. The segment recorded charges of $4.8 million for a writedown of goodwill to reduce the carrying value of ThermoMicroscopes to estimated disposal value; $1.0 million for impairment of a note receivable that was a pre-acquisition asset of a business acquired in 1999; and $0.3 million of cash costs, primarily representing severance for 16 employees terminated in the first quarter of 2001 across all functions at the segment's business that manufactures and sells quality control systems. The segment also recorded a gain of $0.5 million on the sale of a product line.

      This segment also recorded $2.0 million of other nonoperating charges in the first quarter of 2001 to write down an available-for-sale investment that was a pre-acquisition asset of a business acquired in 1999, due to an impairment that the Company deemed other than temporary based upon recent market prices.

Corporate

      The Company recorded $3.3 million of restructuring and unusual costs at its corporate office in the second quarter of 2001. This amount includes $3.1 million of cash costs, including $1.4 million for severance for 5 employees, all of whom were terminated as of June 30, 2001; $0.9 million of investment banking, consulting, and legal fees associated with the Company's reorganization plan; and $0.8 million of employee retention costs that are being accrued ratably over the period through which the employees must work to qualify for a payment. The charge also includes $0.2 million of noncash severance costs.

      In the first quarter of 2001, the Company recorded $1.5 million of restructuring and unusual costs at its corporate office. This amount included $0.7 million of investment banking, consulting, and legal fees associated with the Company's reorganization plan and $0.8 million of employee retention costs.

<

>


                           THERMO ELECTRON CORPORATION

7.    Restructuring and Other Unusual Costs (Income), Net (continued)

General

      The following table summarizes the severance actions of the Company in 2000 and 2001.

                                                                                                Number of
2000 Restructuring Plans                                                                        Employees
---------------------------------------------------------------------------------------------------------

Terminations Announced in 2000                                                                        249
Terminations Occurring in 2000                                                                       (168)
Adjustment to Plan                                                                                     (1)
                                                                                                     ----

Remaining Terminations at December 30, 2000                                                            80

Additional Terminations Announced in 2001                                                              16
Terminations Occurring in 2001                                                                        (63)
Adjustment to Plan                                                                                     (1)
                                                                                                     ----

Remaining Terminations at June 30, 2001                                                                32
                                                                                                     ====


2001 Restructuring Plans
---------------------------------------------------------------------------------------------------------

Terminations Announced in 2001                                                                        572
Terminations Occurring in 2001                                                                       (277)
                                                                                                     ----

Remaining Terminations at June 30, 2001                                                               295
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

                                                                 Abandonment
                                                     Employee      of Excess
(In thousands)                       Severance  Retention (a)     Facilities         Other          Total
---------------------------------------------------------------------------------------------------------

1998 Restructuring Plans
 Balance at December 30, 2000         $     97       $      -       $      -      $    520       $    617
   Payments                                (90)             -              -             -            (90)
   Currency translation                     (7)             -              -           (26)           (33)
                                      --------       --------       --------      --------       --------

 Balance at June 30, 2001             $      -       $      -       $      -      $    494       $    494
                                      ========       ========       ========      ========       ========

1999 Restructuring Plans
 Balance at December 30, 2000         $    886       $      -       $      -      $      -       $    886
   Payments                               (168)             -              -             -           (168)
                                      --------       --------       --------      --------       --------

 Balance at June 30, 2001             $    718       $      -       $      -      $      -       $    718
                                      ========       ========       ========      ========       ========


<

>


                           THERMO ELECTRON CORPORATION


7.    Restructuring and Other Unusual Costs (Income), Net (continued)

                                                                 Abandonment
                                                     Employee      of Excess
(In thousands)                       Severance  Retention (a)     Facilities         Other          Total
---------------------------------------------------------------------------------------------------------

2000 Restructuring Plans
 Balance at December 30, 2000         $  3,824       $  3,283       $  2,820      $  9,594       $ 19,521
   Costs incurred in 2001 (b)              241          1,576             21         1,689          3,527
   Reserves reversed                      (105)             -            (21)            -           (126)
   Payments                             (1,152)          (104)          (453)       (8,637)       (10,346)
   Currency translation                    (77)             -            (70)          (81)          (228)
                                      --------       --------       --------      --------       --------

 Balance at June 30, 2001             $  2,731       $  4,755       $  2,297      $  2,565       $ 12,348
                                      ========       ========       ========      ========       ========

2001 Restructuring Plans
   Costs incurred in 2001 (c)         $ 11,301       $    144       $  2,633      $  2,124       $ 16,202
   Payments                             (2,075)             -            (53)         (163)        (2,291)
   Currency translation                     26              -              4             6             36
                                      --------       --------       --------      --------       --------

 Balance at June 30, 2001             $  9,252       $    144       $  2,584      $  1,967       $ 13,947
                                      ========       ========       ========      ========       ========

(a) Employee retention costs are accrued ratably over the period through which employees must work to qualify for a payment. The awards were based on specified percentages of employees' salaries and were generally awarded to help ensure continued employment at least through completion of the Company's reorganization plan.
(b) Excludes noncash charges, net, of $3.4 million, $0.5 million, and $5.3 million in the Life Sciences,
    Optical Technologies, and Measurement and Control segments, respectively.
(c) Excludes noncash charges, net, of $2.2 million, $0.3 million, $3.1 million, and $0.2 million in the
    Life Sciences, Optical Technologies, and Measurement and Control segments, and at the corporate office, respectively.

      The Company expects to pay accrued restructuring costs as follows: severance, primarily in 2001; employee retention obligations, primarily in 2001 and January 2002; abandoned-facility payments, over lease terms expiring through 2007; and other costs in 2001.

8.    Discontinued Operations

      In February 2001, the Company entered into a definitive agreement to sell its power generation business. In June 2001, the Company sold a substantial portion of this business for $238 million in cash. The Company realized a gain on disposition of $15.6 million, net of tax. In accordance with the provisions of Accounting Principles Board (APB) Opinion No. 30 concerning reporting the effects of disposal of a segment of a business, the Company has classified the results of this business as discontinued in the accompanying 2000 statement of operations. In addition, the net assets of this business together with businesses previously announced as discontinued in early 2000 were classified as net assets of discontinued operations in the accompanying balance sheet. Current net assets of discontinued operations primarily consist of cash, inventories, and accounts receivable, net of certain liabilities, primarily accrued expenses and accounts payable. Long-term net assets of discontinued operations primarily consist of shares of common stock of Thoratec Corporation (see below), machinery and equipment, and goodwill. In addition, long-term net assets of discontinued operations reflect subordinated convertible debentures of Kadant Inc. (formerly Thermo Fibertek Inc.; Note 11).

<

>


                           THERMO ELECTRON CORPORATION

8.    Discontinued Operations (continued)

      Summary operating results of the power generation business were as follows:

                                                                                    Three            Six
                                                                                   Months         Months
                                                                                    Ended          Ended
                                                                                  July 1,        July 1,
(In thousands)                                                                       2000           2000
--------------------------------------------------------------------------------------------------------

Revenues                                                                          $26,366        $52,316
Costs and Expenses                                                                 21,058         44,101
                                                                                  -------        -------

Income from Discontinued Operations Before Provision for Income Taxes
 and Minority Interest                                                              5,308          8,215
Provision for Income Taxes                                                          2,128          3,186
Minority Interest                                                                     623          1,011
                                                                                  -------        -------

Income from Discontinued Operations                                               $ 2,557        $ 4,018
                                                                                  =======        =======

      During the second quarter and first six months of 2001, the Company's discontinued operations had revenues of $216.3 million and $438.1 million, respectively, and operating income of $24.6 million and $34.8 million, respectively. During the second quarter and first six months of 2000, the Company's discontinued operations other than the power generation business, detailed above, had revenues of $403.9 million and $801.7 million, respectively, and operating income of $21.2 million and $37.0 million, respectively.

      In February 2001, the Company sold Thermo Cardiosystems Inc. to Thoratec in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions limit the Company's ability to sell these shares, although the restrictions fully lapse in August 2002. Subsequent to receipt of the Thoratec common stock, the market value of the shares declined significantly at the same time as a downturn in major equity markets. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for the decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. Further changes in the market value of Thoratec common stock may materially affect the ultimate proceeds from the disposal of discontinued operations. Excluding potential changes in the market value of Thoratec common stock, the Company is not currently aware of any known trends, events, or other uncertainties involving discontinued operations that it expects will cause the ultimate loss on disposal of discontinued operations to differ materially from the amounts recorded to date. Any difference from the amounts recorded would be reported as an adjustment to the ultimate loss on disposal of discontinued operations. In July 2001, the Company completed the sale of 3.4 million shares of Thoratec for proceeds of $50.5 million.

      A substantial majority of the businesses announced for sale have been sold as of June 30, 2001. Three small operating units remained for sale at June 30, 2001, in addition to a component of the power generation business that was sold in July 2001. The Company completed the spinoff of Kadant on August 8, 2001 (Note 11) and expects to complete the previously announced spinoff of Viasys Healthcare Inc., the medical products business, during the fourth quarter of 2001.

9.    Derivative Instruments and Hedging

      Effective in the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge,

<

>


                           THERMO ELECTRON CORPORATION

9.    Derivative Instruments and Hedging (continued)

depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value. Adoption of SFAS No. 133 in the first quarter of 2001 resulted in a charge representing the cumulative effect of the change in accounting principle on periods prior to 2001 that increased net loss by $1.0 million.

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

      The Company records its forward currency exchange contracts at fair value in its consolidated balance sheet as other current assets or other accrued expenses and, for cash flow hedges, the related gains or losses on these contracts are deferred as a component of other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. At June 30, 2001, the Company had deferred gains relating to foreign currency contracts of approximately $2.2 million (net of income taxes), substantially all of which is expected to be recognized as income over the next twelve months. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposure being hedged.

10.   Recent Accounting Pronouncement

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company will adopt the requirements of SFAS No. 142 effective December 30, 2001, unless earlier required. SFAS No. 142 requires companies to test all goodwill for impairment and to cease amortization of this asset. The provisions of SFAS No. 142 apply to all goodwill regardless of when it was acquired. The Company is evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on its financial statements. Amortization of goodwill for the three- and six-month periods ended June 30, 2001, was $10.1 million and $20.1 million, respectively.

11.   Subsequent Event

      On July 9, 2001, the Company's Board of Directors approved the spinoff of the Company's 91%-owned Kadant subsidiary as a dividend to the Company's shareholders. On August 8, 2001, the Company distributed all of its shares of Kadant to the Company's shareholders of record as of July 30, 2001. Immediately after the distribution, the Company no longer owned shares of Kadant. The Company had received a ruling from the Internal Revenue Service that the dividend of Kadant shares qualifies in large part as a tax-free distribution for U.S. federal income tax purposes, subject to limited exceptions. Approximately 8% of the shares distributed to each shareholder are taxable because the Company purchased them during the past five years. Cash distributed in lieu of fractional shares is also taxable.

      The stock dividend will result in a reduction of net assets of discontinued operations and retained earnings of approximately $200 million. The intrinsic value of the options issued under the Company's employee stock plans was maintained in accordance with the methodology set forth in FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation."

<

>
                           THERMO ELECTRON CORPORATION

11.   Subsequent Event (continued)

      In connection with the spinoff, the Company and Kadant entered into a plan and agreement of distribution. The agreement provides for, among other things, the Company to continue to guarantee Kadant's subordinated convertible debentures due 2004 and Thermo Fibergen's obligations to redeem its outstanding shares that are not held by Kadant. These obligations totaled $170 million at June 30, 2001. The agreement also provides for restrictions relating to Kadant's ability to use cash or incur debt during the time that the Company guarantees these obligations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Securities and Exchange Commission (SEC).

Results of Operations

Second Quarter 2001 Compared With Second Quarter 2000

Continuing Operations

      Sales in the second quarter of 2001 were $542.5 million, a decrease of $37.5 million from the second quarter of 2000. Excluding the effect of acquisitions, divestitures, and foreign currency translation, revenues increased $48.3 million, or 10%. Foreign currency translation had an unfavorable effect on revenues as discussed below by segment, due to the strengthening of the U.S. dollar relative to other currencies of countries in which the Company operates.

      Operating income was $14.2 million in 2001, compared with $54.8 million in 2000. Segment income decreased to $26.9 million in 2001 from $61.3 million in 2000. (Segment income is operating income excluding corporate general and administrative expenses and corporate restructuring and other unusual items, net.) Operating and segment income in the second quarter of 2001 were affected by charges associated with a restructuring plan initiated during the quarter and certain other unusual charges (Note 7). Operating and segment income in the second quarter of 2000 were affected by a gain from termination of a lease, offset in part by restructuring and other unusual costs. Excluding these unusual items, which totaled $33.6 million of expense in 2001 and $0.5 million of income in 2000, segment income was $60.6 million in 2001 and $60.8 million in 2000. Segment income excluding unusual items was flat due to revenue and profitability growth at certain businesses discussed below, offset in part by a reduction in segment income of $12.1 million from businesses divested. The Company also recorded $1.2 million of incremental amortization expense in the second quarter of 2001, which resulted primarily from the purchase of the minority interests of formerly public subsidiaries, offset in part by lower amortization expense following certain divestitures.

      The Company undertook restructuring actions in the second quarter of 2001 to reduce costs in businesses affected by a severe slowdown in the telecommunications and semiconductor industries as well as other market sectors hurt by a slowing economy, including the U.S. steel industry. In addition to the actions to reduce costs, the Company recorded a provision for inventories to discontinue certain mature or unprofitable product lines and inventories made redundant by combining businesses and for excess telecommunication inventories at Spectra-Physics, Inc. The unusual items in both periods are discussed below and in more detail in Note 7. The Company expects that the restructuring actions will result in annual cost reductions of $25 million generally beginning in the fourth quarter of 2001 and in 2002, including $4 million in the Life Sciences segment, $12 million in the Optical Technologies segment, $7 million in the Measurement and Control segment, and $2 million at the Company's corporate office.

<

>
                           THERMO ELECTRON CORPORATION

Second Quarter 2001 Compared With Second Quarter 2000 (continued)
-----------------------------------------------------

Life Sciences

      Sales in the Life Sciences segment increased $12.1 million to $202.6 million in the second quarter of 2001. Sales increased $4.0 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $7.9 million in 2001. Excluding the effect of acquisitions and currency translation, revenues increased $16.0 million, or 8%. Approximately half of the increase in revenues was due to higher sales of mass spectrometers, primarily due to strong sales of ion trap instruments used in proteomics and drug discovery research. Sales of sample-preparation equipment and microplate and liquid handling products increased $5.6 million due to strong demand from pharmaceutical customers and, to a lesser extent, sales initiatives in China. In addition, revenues increased due to higher demand for clinical diagnostic products.

      Segment income margin decreased to 8.5% in the second quarter of 2001 from 12.8% in the second quarter of 2000. The segment's margin decreased primarily due to restructuring and unusual charges recorded in 2001, discussed below. Excluding restructuring and unusual costs of $7.8 million in 2001, segment income margin was 12.3% in 2001 and 12.8% in 2000. The decrease in segment income margin was primarily due to an increase in goodwill amortization as a result of the purchase in 2000 of the minority interests of formerly public subsidiaries. Excluding the additional amortization expense and the restructuring and unusual charges, segment income margin was 13.1% in 2001. Higher profitability from an increase in revenues was offset in part by research and development expenditures on proteomics initiatives. In the second quarter of 2001, the segment recorded charges of $7.8 million, including cash costs of $3.8 million for severance and abandoned facilities, $2.2 million of asset writedowns, and $1.8 million of provisions for inventories (Note 7).

Optical Technologies

      Sales in the Optical Technologies segment increased $20.4 million to $129.1 million in the second quarter of 2001. Sales increased $1.2 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $2.6 million in 2001. Excluding the effect of acquisitions and currency translation, revenues increased $21.9 million, or 20%. The increase in revenues was due in part to $11.6 million of increased demand for semiconductor-based lasers used in industrial, research and development, and life sciences applications. The balance of the increase in revenues resulted primarily from higher shipments of molecular beam epitaxy systems and components to the semiconductor industry. The growth and profitability of this segment is, in part, dependent on the semiconductor and telecommunication industries, which tend to be cyclical. These industries were in a period of strong growth in 2000 but have experienced severe slowdowns in 2001. These slowdowns will unfavorably affect the segment's comparative results in the third quarter of 2001 when the Company expects the segment's internal revenue growth will be nominal. Since year-end 2000, the segment's backlog has decreased 12% to $223.0 million.

      Segment income margin was approximately breakeven in the second quarter of 2001, compared with 6.9% in the second quarter of 2000. Excluding restructuring and unusual costs, net, of $10.9 million in 2001 and $0.1 million in 2000, segment income margin was 8.3% in 2001 and 7.0% in 2000. The increase in segment income margin was primarily due to increased sales, offset by the unfavorable effect of growth in revenues at Spectra-Physics, which had breakeven operating margins excluding restructuring and unusual charges. In addition, the segment recorded $0.6 million of higher goodwill amortization following the purchase of the minority interests of formerly public subsidiaries. In the second quarter of 2001, the segment recorded charges of $10.9 million, including $7.0 million of provisions for inventories; cash costs of $3.6 million for severance, abandoned facilities, and other exit costs; $0.6 million of asset writedowns; and income of $0.3 million from the sale of a facility (Note 7). Restructuring costs in 2000 represent abandoned-facility costs.

<

>
                           THERMO ELECTRON CORPORATION

Second Quarter 2001 Compared With Second Quarter 2000 (continued)
-----------------------------------------------------

Measurement and Control

      Sales in the Measurement and Control segment decreased $69.8 million to $215.3 million in the second quarter of 2001. Sales decreased $73.4 million due to divestitures, net of an acquisition. The segment's divestitures that affected the comparison primarily included the Spectra Precision businesses in July 2000, and the CAC and the Mid South businesses in April 2001. The unfavorable effects of currency translation resulted in a decrease in revenues of $7.1 million in 2001. Excluding the effect of divestitures, an acquisition, and currency translation, revenues increased $10.7 million, or 5%. Revenues from the sale of spectroscopy instruments increased $5.2 million due to higher shipments following the release of new products. Revenues from the sale of environmental-monitoring equipment increased $3.0 million due in part to demand from the construction industry and upgrades of power plants in response to regional energy shortages. Sales of process optimization equipment increased $1.8 million due to sales growth in Europe and Australia, offset in part by lower demand from U.S. steel manufacturers due to slowdowns in that market. A downturn in certain markets served by the segment will unfavorably affect the segment's comparative results in the third quarter of 2001 when the Company expects the segment's internal revenue growth will be nominal. Excluding divestitures, the segment's backlog has decreased 17% since year-end 2000 to $146.8 million.

      In July 2001, the segment sold its ThermoMicroscopes unit, a manufacturer of scanning probe microscopes. In April 2001, the segment sold its CAC and the Mid South businesses, which provide the oil and gas industry with wellhead safety and control products. The businesses were sold for net proceeds of $38 million and were cyclical and/or noncore units. The businesses had aggregate revenues and segment income before restructuring and unusual costs of $21.0 million and $3.2 million, respectively, in the first six months of 2001, and aggregate revenues and segment loss before restructuring and unusual costs of $54.8 million and $2.8 million, respectively, in the full year 2000.

      Segment income margin decreased to 4.6% in the second quarter of 2001 from 10.4% in the second quarter of 2000, primarily due to restructuring and unusual costs, in 2001. Segment income margin, excluding restructuring and unusual costs of $14.9 million in 2001 and restructuring and unusual income, net, of $0.6 million in 2000, increased to 11.5% in 2001 from 10.2% in 2000. The increase in segment income margin resulted primarily from higher revenues at certain of the businesses discussed above together with cost reduction measures initiated in the fall of 2000. In the second quarter of 2001, the segment recorded charges of $14.9 million, including cash costs of $7.4 million for severance, abandoned facilities, and other exit costs; $4.5 million of provisions for inventories; $1.6 million as a revision to the estimated loss recorded in the first quarter of 2001 for the disposal of ThermoMicroscopes; $0.9 million of asset writedowns; and $0.5 million for a post-closing adjustment on two businesses sold in 2000 (Note 7). Restructuring and unusual income, net, of $0.6 million in 2000 primarily represents a gain on the termination of a lease agreement.

Other Expense, Net

      The Company reported other expense, net, of $0.1 million and $10.8 million in the second quarter of 2001 and 2000, respectively (Note 3). Other expense, net, includes interest income, interest expense, equity in earnings (losses) of unconsolidated subsidiaries, gain (loss) on investments, net, and other items, net. Interest income increased to $16.4 million in 2001 from $7.9 million in 2000, primarily due to proceeds from the sale of businesses, including discontinued operations, offset in part by cash used in 2000 for the purchase of the minority interests of formerly public subsidiaries. The Company expects that a trend of lower market interest rates in 2001 will continue to adversely affect the yield it earns from investments. Interest expense decreased to $19.2 million in 2001 from $21.7 million in 2000, as a result of the maturity and repurchase of debentures.

<

>
                           THERMO ELECTRON CORPORATION

Second Quarter 2001 Compared With Second Quarter 2000 (continued)
-----------------------------------------------------

      The Company had income from equity in earnings of unconsolidated subsidiaries of $1.1 million in 2001, compared with a loss of $1.7 million in 2000. Equity in earnings of unconsolidated subsidiaries primarily relates to an investment in FLIR Systems, Inc. FLIR undertook significant restructuring actions in 2000. During 2001, the Company had a gain on investments, net, of $1.3 million, compared with gains of $2.9 million in 2000. In 2000, other expense, net, also includes $1.9 million of net currency gains, including $1.7 million resulting from hedging activities at Spectra-Physics, which elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Provision for Income Taxes

      The Company's effective tax rate was 38.6% and 40.5% in the second quarter of 2001 and 2000, respectively. The effective tax rate exceeded the statutory federal income tax rate in both periods due to the impact of state income taxes and nondeductible expenses, including amortization of goodwill. The effective tax rate decreased due to an ongoing reorganization of the Company's operations in several tax jurisdictions to achieve a more efficient tax structure.

Minority Interest (Expense) Income

      The Company recorded minority interest income of $0.8 million in the second quarter of 2001, representing minority shareholders' allocable share of a loss at Spectra-Physics. The Company recorded minority interest expense of $4.5 million in the second quarter of 2000, representing minority shareholders' allocable share of subsidiary earnings. Minority interest expense decreased due to the purchase in 2000 of the minority interest in all of the Company's formerly public subsidiaries in continuing operations except Spectra-Physics.

Income from Continuing Operations

      Income from continuing operations was $9.4 million in the second quarter of 2001, compared with $21.7 million in the second quarter of 2000. Results were affected by unusual items, discussed above. Excluding unusual items in both periods, income from continuing operations increased to $31.4 million in 2001 from $21.1 million in 2000 due to the improvements discussed above.

Litigation and Related Contingency

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

Discontinued Operations

      The Company sold a substantial portion of its discontinued power generation business in June 2001 for $238 million and realized a net of tax gain of $15.6 million on the disposition. The power generation business had income of $2.6 million in the second quarter of 2000, net of taxes and minority interest.

<

>
                           THERMO ELECTRON CORPORATION

First Six Months 2001 Compared With First Six Months 2000

Continuing Operations

      Sales in the first six months of 2001 were $1.116 billion, a decrease of $41.0 million from the first six months of 2000. Excluding the effect of acquisitions, divestitures, and foreign currency translation, revenues increased $121.9 million, or 12%. Foreign currency translation had an unfavorable effect on revenues as discussed below by segment, due to the strengthening of the U.S. dollar relative to other currencies of countries in which the Company operates.

      Operating income was $54.0 million in 2001, compared with $112.6 million in 2000. Segment income decreased to $79.0 million in 2001 from $132.6 million in 2000. Operating and segment income in 2001 were affected by restructuring and other unusual costs (Note 7). Operating and segment income in 2000 were affected by gains on the sale of businesses, net, and restructuring and other unusual costs. Excluding these unusual items, which totaled $43.0 million of expense in 2001 and $12.8 million of income in 2000, segment income increased to $122.0 million in 2001 from $119.8 million in 2000. The unusual items in both periods are discussed below. Segment income excluding unusual items increased due to revenue and profitability growth at certain businesses discussed below, offset in part by a reduction in segment income of $8.9 million from businesses divested. The Company also recorded $2.8 million of incremental amortization expense in 2001, which resulted primarily from the purchase of the minority interests of formerly public subsidiaries, offset in part by lower amortization expense following certain divestitures.

Life Sciences

      Sales in the Life Sciences segment increased $30.4 million to $411.7 million in the first six months of 2001. Sales increased $8.0 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $16.0 million in 2001. Excluding the effect of acquisitions and currency translation, revenues increased $38.5 million, or 10%. Sales of sample-preparation equipment and microplate and liquid handling products increased $17.5 million due to strong demand from the drug discovery market and expanded distribution channels. Sales of mass spectrometers increased $16.5 million, primarily due to strong sales of ion trap instruments used in proteomics and drug discovery research. In addition, the segment had higher revenues from clinical diagnostic products, including rapid diagnostic tests.

      Segment income margin decreased to 10.2% in the first six months of 2001 from 13.8% in the first six months of 2000. The segment's margin decreased primarily due to restructuring and unusual charges recorded in 2001, discussed below. Excluding restructuring and unusual costs, net, of $11.1 million in 2001, segment income margin was 12.9% in 2001 and 13.8% in 2000. The decrease in segment income margin was primarily due to an increase in goodwill amortization as a result of the purchase of the minority interests of formerly public subsidiaries. Excluding the additional amortization expense and the restructuring and unusual charges, segment income margin was 13.6% in 2001. Lower profitability due to research and development expenditures on proteomics initiatives was offset in part by the effect of higher revenues at the businesses discussed above. In the first six months of 2001, the segment recorded charges of $11.1 million, including cash costs of $3.8 million for severance and abandoned facilities, $2.2 million of asset writedowns, and $1.8 million of provisions for inventories. The segment also recorded a charge of $3.4 million for the writeoff of in-process research and development at an acquired business. The Company does not expect that the effort required to complete the products in development at the acquired business will materially affect the segment's future results of operations. In addition, the segment reversed $0.1 million of previously established restructuring reserves that were no longer required (Note 7).

<

>
                           THERMO ELECTRON CORPORATION

First Six Months 2001 Compared With First Six Months 2000 (continued)
---------------------------------------------------------

Optical Technologies

      Sales in the Optical Technologies segment increased $54.2 million to $269.1 million in the first six months of 2001. Sales increased $1.3 million from acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $7.1 million in 2001. Excluding the effect of acquisitions and currency translation, revenues increased $60.0 million, or 28%. The increase in revenues was due in part to $28.7 million of increased demand for semiconductor-based lasers used in industrial, research and development, and life sciences applications. Higher shipments of molecular beam epitaxy systems and components to the semiconductor industry contributed to sales increases of $17.5 million. The balance of the increase in revenues was approximately evenly divided among temperature-control systems and material science instrumentation used in semiconductor applications and photonics products including gratings and other optical components used in systems for lithography and telecommunication devices.

      Segment income margin was 4.2% in the first six months of 2001 and 7.5% in the first six months of 2000. Excluding restructuring and unusual costs of $11.4 million in 2001 and $0.1 million in 2000, segment income margin was 8.4% in 2001 and 7.5% in 2000. The increase in segment income margin excluding unusual costs was primarily due to increased sales, offset by the unfavorable effect of growth in revenues at Spectra-Physics, which had breakeven operating margins excluding restructuring and unusual costs. In addition, the segment recorded $1.1 million of higher goodwill amortization following the purchase of the minority interests of formerly public subsidiaries. In the first six months of 2001, the segment recorded net charges of $11.4 million, including $7.0 million of provisions for inventories; cash costs of $3.6 million for severance, abandoned facilities, and other exit costs; $1.1 million of asset writedowns; and income of $0.3 million from the sale of a facility (Note 7). Restructuring costs in 2000 represent abandoned-facility costs.

Measurement and Control

      Sales in the Measurement and Control segment decreased $125.7 million to $443.6 million in the first six months of 2001. Sales decreased $133.9 million due to divestitures, net of an acquisition. The segment's 2000 divestitures that affected the comparison primarily included Spectra Precision, Nicolet Imaging Systems, Sierra Research and Technology, Inc., CAC, and the Mid South businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $15.1 million in 2001. Excluding the effect of divestitures, an acquisition, and currency translation, revenues increased $23.3 million, or 5%. Revenues from the sale of spectroscopy instruments increased $9.0 million due to higher shipments following the release of new products. Revenues from the sale of instruments for the oil and gas market increased $7.3 million, primarily due to strong demand from the natural gas industry, which benefited from higher gas consumption. In April 2001, the segment sold businesses that contributed $4.4 million of the revenue growth in the first six months of 2001 from the oil and gas industry. Revenues from the sale of environmental monitoring equipment increased $7.1 million due in part to demand from the construction industry and upgrades of power plants in response to regional energy shortages. In addition, sales from other industrial products increased $2.4 million due to higher demand. These increases were offset in part by lower sales of quality control systems to U.S. steel producers due to a cyclical downturn in this market. In addition, continuing lower sales of weighing and inspection equipment resulted from reduced demand in the global packaged food industry.

      Segment income margin decreased to 5.9% in the first six months of 2001 from 11.2% in the first six months of 2000, primarily due to restructuring and unusual charges, net, in 2001 and unusual income, net, in 2000. Segment income margin, excluding restructuring and unusual costs, net, of $20.5 million in 2001 and unusual income, net, of $12.8 million in 2000, increased to 10.5% in 2001 from 9.0% in 2000. The increase in segment income margin resulted primarily from higher revenues at certain of the businesses discussed above together with cost reduction measures initiated in the fall of 2000 and, to a lesser extent, the inclusion in 2000 of lower-margin results from businesses subsequently divested. These improvements were offset in part by lower profitability at the business units

<

>
                           THERMO ELECTRON CORPORATION

First Six Months 2001 Compared With First Six Months 2000 (continued)
---------------------------------------------------------

discussed above that had declining revenues. In the first six months of 2001, the segment recorded charges of $20.5 million, including cash costs of $7.6 million for severance, abandoned facilities, and other exit costs; $6.4 million to reduce the carrying value of ThermoMicroscopes to disposal value; $4.5 million of provisions for inventories; $1.9 million of asset writedowns; and $0.1 million, net, of loss on the sale of businesses (Note 7). ThermoMicroscopes was sold in July 2001. Unusual income, net, of $12.8 million in 2000 includes a gain of $12.4 million on the sale of two businesses.

Other Expense, Net

      The Company reported other expense, net, of $3.9 million and $32.3 million in the first six months of 2001 and 2000, respectively (Note 3). Interest income increased to $34.9 million in 2001 from $17.6 million in 2000, primarily due to proceeds from the sale of businesses, including discontinued operations, offset in part by cash used in 2000 for the purchase of the minority interests of formerly public subsidiaries. Interest expense decreased to $39.4 million in 2001 from $44.7 million in 2000, as a result of the maturity and repurchase of debentures.

      The Company had income from equity in earnings of unconsolidated subsidiaries of $1.3 million in 2001 and incurred a net loss of $15.1 million in 2000, including $15.2 million related to its investment in FLIR. FLIR undertook significant restructuring actions in 2000. During 2001, the Company had a loss on investments, net, of $0.8 million, compared with gains of $6.4 million in 2000. The loss in 2001 includes $2.0 million to write down an available-for-sale investment due to impairment that the Company deemed other than temporary. In 2000, other expense, net, also includes $3.4 million of net currency gains, including $3.5 million resulting from hedging activities at Spectra-Physics, which elected early adoption of SFAS No. 133.

Provision for Income Taxes

      The Company's effective tax rate was 39.2% and 42.2% in the first six months of 2001 and 2000, respectively. Excluding the tax effect of restructuring and unusual costs or income, the effective tax rate was 39.0% and 39.9% in 2001 and 2000, respectively. The effective tax rate exceeded the statutory federal income tax rate in both periods due to the impact of state income taxes and nondeductible expenses, including amortization of goodwill.

Minority Interest (Expense) Income

      The Company recorded minority interest income of $0.8 million in the first six months of 2001 and minority interest expense of $10.2 million in the first six months of 2000, representing minority shareholders' allocable share of subsidiary losses or earnings. Minority interest expense decreased due to the purchase in 2000 of the minority interest in all of the Company's formerly public subsidiaries in continuing operations except Spectra-Physics.

Income from Continuing Operations

      Income from continuing operations was $31.2 million in the first six months of 2001, compared with $36.2 million in the first six months of 2000. Results were affected by unusual items, discussed above. Excluding unusual items in both periods, income from continuing operations increased to $60.9 million in 2001 from $39.5 million in 2000 due to the improvements discussed above.

<

>
                           THERMO ELECTRON CORPORATION

First Six Months 2001 Compared With First Six Months 2000 (continued)
---------------------------------------------------------

Cumulative Effect of Change in Accounting Principle

      The Company adopted SFAS No. 133, as amended, in the first quarter of 2001 and recorded a charge representing the cumulative effect of the change in accounting principle of $1.0 million, net of an income tax benefit of $0.7 million. In addition, in accordance with the requirements of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," the Company adopted the pronouncement as of January 2, 2000, and recorded a charge in the first quarter of 2000 representing the cumulative effect of the change in accounting principle of $12.9 million, net of an income tax benefit of $8.5 million and minority interest of $0.5 million.

Discontinued Operations

      In February 2001, the Company sold Thermo Cardiosystems to Thoratec Corporation in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions limit the Company's ability to sell these shares, although the restrictions fully lapse in August 2002. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for the decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. Further changes in the market value of Thoratec common stock may materially affect the ultimate proceeds from the disposal of discontinued operations. Excluding potential changes in the market value of Thoratec common stock, the Company is not currently aware of any known trends, events, or other uncertainties involving discontinued operations that it expects will cause the ultimate loss on disposal of discontinued operations to differ materially from the amounts recorded to date. Any difference from the amounts recorded would be reported as an adjustment to the ultimate loss on disposal of discontinued operations. In July 2001, the Company completed the sale of 3.4 million shares of Thoratec for proceeds of $50.5 million. The Company sold a substantial portion of its discontinued power generation business in June 2001 for $238 million and realized a net of tax gain of $15.6 million on the disposition. The power generation business had income of $4.0 million in the first six months of 2000, net of taxes and minority interest.

Liquidity and Capital Resources

      Consolidated working capital was $1.77 billion at June 30, 2001, compared with $1.74 billion at December 30, 2000. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1.28 billion at June 30, 2001, compared with $1.03 billion at December 30, 2000. In addition, the Company had $11.5 million of long-term available-for-sale investments at June 30, 2001, compared with $17.1 million at December 30, 2000.

      Cash provided by operating activities was $100.9 million during the first six months of 2001, including $62.8 million from continuing operations. Cash of $26.0 million was used to fund an increase in inventories. Approximately half of the increase in inventories was at the Measurement and Control segment due to new product introductions in certain units and lower than anticipated shipments in other units. In connection with certain restructuring actions undertaken by the Company's continuing operations, the Company had accrued $27.5 million for restructuring and unusual costs at June 30, 2001. The Company expects to pay $22.6 million of this amount for severance, employee retention, and other costs primarily through January 2002. The remaining balance of $4.9 million will be paid through the expiration of lease obligations in 2007. In addition, at June 30, 2001, the Company had accrued $8.7 million for acquisition expenses. Accrued acquisition expenses includes $1.6 million of severance obligations, which the Company expects to pay primarily through 2001. The balance, which primarily represents abandoned-facility payments, will be paid over the remaining terms of the leases through 2014.

<

>
                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

      During the first six months of 2001, the primary investing activities of the Company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant, and equipment and acquisitions. The Company's continuing operations expended $36.4 million, net of dispositions, for purchases of property, plant, and equipment and $14.1 million, net of cash acquired, for acquisitions during the first six months of 2001. During the first six months of 2001, investing activities of the Company's discontinued operations provided $379.5 million of cash, primarily representing proceeds, net of cash divested, of $331.8 million from the sale of businesses.

      The Company's financing activities used $131.2 million of cash during the first six months of 2001, including $91.9 million for continuing operations. During the first six months of 2001, the Company's continuing operations expended $23.4 million for the repayment of long-term obligations and received net proceeds of $34.2 million from the exercise of employee stock options. During the first six months of 2001, the Company expended $97.8 million to repurchase its securities and securities of its subsidiaries. As of June 30, 2001, the Company had $15 million remaining under Board of Directors' authorizations to repurchase its own securities. In July 2001, the Company's Board of Directors authorized the repurchase of an additional $100 million of its own securities through July 25, 2002. Such purchases may be made in the open market, or in negotiated transactions. The financing activities of the Company's discontinued operations were primarily the repayment of debt.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2000, except that the Company owns 15.9 million shares of Thoratec Corporation common stock from the sale of Thermo Cardiosystems (Note 8). During the first quarter of 2001, the Company recorded a writedown of its carrying value of the Thoratec shares due to a decline in Thoratec's market value. Thoratec's market value per share increased significantly in the second quarter. As a result of the increase in market value of Thoratec shares, a 10% decline in the market value of Thoratec shares at June 30, 2001, will not result in an additional loss from discontinued operations. The ultimate proceeds from the disposition of discontinued operations, however, may be materially affected by changes in the market value of Thoratec common stock. A 10% decline in the market value of Thoratec common stock at June 30, 2001, would result in a reduction in the after-tax proceeds from the disposal of discontinued operations of $15 million.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      On May 16, 2001, at the Annual Meeting of Shareholders, the shareholders elected three incumbent directors to a three-year term expiring in 2003. The directors elected at the meeting were: Marijn E. Dekkers, Robert A. McCabe, and Robert W. O'Leary. Mr. Dekkers received 164,796,805 shares voted in favor of his election and 2,554,145 shares voted against. Mr. McCabe received 164,763,249 shares voted in favor of his election and 2,587,701 shares voted against. Mr. O'Leary received 152,872,248 shares voted in favor of his election and 14,478,702 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

      At the Annual Meeting, the shareholders also approved the Company's 2001 equity incentive plan and the reservation of 5,000,000 shares for issuance under the plan, as follows: 156,059,026 shares were voted in favor of the proposal, 10,398,848 shares were voted against, 893,076 shares abstained, and no broker nonvotes were recorded on the proposal. The shareholders also approved the Company's 2000 employees' stock purchase plan, as follows: 161,896,861 shares were voted in favor of the proposal, 4,751,032 shares were voted against, 703,057 shares abstained, and no broker nonvotes were recorded on the proposal.

<

>
                           THERMO ELECTRON CORPORATION

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On May 15, 2001, the Company filed a Current Report on Form 8-K with respect to the Company's financial results for the quarter ended March 31, 2001.


<

>
                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 2001.

                               THERMO ELECTRON CORPORATION



                               /s/ Theo Melas-Kyriazi
                               -------------------------------------------------
                               Theo Melas-Kyriazi
                               Vice President and Chief Financial Officer



                               /s/ Peter E. Hornstra
                               -------------------------------------------------
                               Peter E. Hornstra
                               Corporate Controller and Chief Accounting Officer


<

>
                           THERMO ELECTRON CORPORATION

                                  Exhibit Index


Exhibit
Number        Description of Exhibit
--------------------------------------------------------------------------------

 10.1         Thermo Electron Corporation 2001 Equity Incentive Plan.

 10.2 Plan and Agreement of Distribution dated August 3, 2001, between Thermo Electron Corporation and Kadant Inc. (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated August 6, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.3 Tax Matters Agreement effective as of August 8, 2001, by and among Thermo Electron Corporation and Kadant Inc. (filed as
              Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated August 6, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.4 Transition Services Agreement dated August 3, 2001, between Thermo Electron Corporation and Kadant Inc. (filed as Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated August 6, 2001 [File No. 1-8002] and incorporated in this document by reference).