Form 10-Q
period 2001-09-29
THERMO ELECTRON CORP
filed 2001-11-09
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended September 29, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                      Outstanding at October 26, 2001
     Common Stock, $1.00 par value                   177,790,684

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                              September 29,   December 30,
(In thousands)                                                                         2001           2000
----------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                       $  340,188     $  505,524
 Short-term available-for-sale investments, at quoted market
   value (amortized cost of $861,165 and $510,312)                                  893,037        521,329
 Accounts receivable, less allowances of $28,090 and $30,593                        412,346        431,476
 Unbilled contract costs and fees                                                    24,523         18,520
 Inventories:
   Raw materials and supplies                                                       159,751        169,885
   Work in process                                                                   69,311         65,625
   Finished goods (includes $18,515 and $33,605 at customer locations)              162,368        158,642
 Deferred tax asset                                                                 156,236        148,051
 Advance receivable from affiliate                                                   34,111              -
 Other current assets                                                                41,705         75,007
 Net assets of discontinued operations (Note 8)                                      28,312        371,470
                                                                                 ----------     ----------

                                                                                  2,321,888      2,465,529
                                                                                 ----------     ----------

Property, Plant, and Equipment, at Cost                                             503,542        484,555
 Less:  Accumulated depreciation and amortization                                   210,096        198,677
                                                                                 ----------     ----------

                                                                                    293,446        285,878
                                                                                 ----------     ----------

Long-term Available-for-sale Investments, at Quoted Market Value
 (amortized cost of $6,086 and $9,883)                                               10,903         17,110
                                                                                 ----------     ----------

Other Assets                                                                        219,465        183,974
                                                                                 ----------     ----------

Goodwill                                                                          1,332,771      1,378,663
                                                                                 ----------     ----------

Long-term Net Assets of Discontinued Operations (Note 8)                            197,396        531,823
                                                                                 ----------     ----------

                                                                                 $4,375,869     $4,862,977
                                                                                 ==========     ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                              September 29,   December 30,
(In thousands except share amounts)                                                    2001           2000
----------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations          $   96,050     $  103,356
 Advance payable to affiliates                                                            -         16,088
 Accounts payable                                                                   115,610        139,662
 Accrued payroll and employee benefits                                               76,137         78,483
 Accrued income taxes                                                               109,889         95,344
 Deferred revenue                                                                    48,433         50,341
 Accrued installation and warranty costs                                             33,660         37,058
 Other accrued expenses (Notes 6 and 7)                                             218,891        208,219
                                                                                 ----------     ----------

                                                                                    698,670        728,551
                                                                                 ----------     ----------

Deferred Income Taxes and Other Deferred Items                                       48,213         47,230
                                                                                 ----------     ----------

Long-term Obligations:
 Senior convertible obligations                                                     165,535        172,500
 Senior notes                                                                       134,150        150,000
 Subordinated convertible obligations                                             1,048,519      1,177,565
 Other                                                                                9,072         28,418
                                                                                 ----------     ----------

                                                                                  1,357,276      1,528,483
                                                                                 ----------     ----------

Minority Interest                                                                    24,751         24,737
                                                                                 ----------     ----------

Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized;
   198,930,918 and 195,877,421 shares issued                                        198,931        195,877
 Capital in excess of par value                                                   1,732,508      1,681,452
 Retained earnings (Note 8)                                                         814,548      1,005,857
 Treasury stock at cost, 21,263,983 and 13,708,863 shares                          (408,409)      (246,228)
 Deferred compensation                                                               (4,090)        (6,640)
 Accumulated other comprehensive items (Notes 2 and 9)                              (86,529)       (96,342)
                                                                                 ----------     ----------

                                                                                  2,246,959      2,533,976
                                                                                 ----------     ----------

                                                                                 $4,375,869     $4,862,977
                                                                                 ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                            ----------------------------
                                                                            September 29,  September 30,
(In thousands except per share amounts)                                              2001           2000
--------------------------------------------------------------------------------------------------------

Revenues                                                                         $512,941       $546,949
                                                                                 --------       --------

Costs and Operating Expenses:
 Cost of revenues                                                                 284,455        320,601
 Selling, general, and administrative expenses                                    148,318        152,987
 Research and development expenses                                                 41,962         40,611
 Restructuring and other unusual costs (income), net (Note 7)                       9,571        (76,781)
                                                                                 --------       --------

                                                                                  484,306        437,418
                                                                                 --------       --------

Operating Income                                                                   28,635        109,531
Other Income (Expense), Net (Note 3)                                               11,605        (36,377)
                                                                                 --------       --------

Income from Continuing Operations Before Provision for Income Taxes,
 Minority Interest, and Extraordinary Item                                         40,240         73,154
Provision for Income Taxes                                                        (15,090)       (66,043)
Minority Interest Income                                                              527            170
                                                                                 --------       --------

Income from Continuing Operations Before Extraordinary Item                        25,677          7,281
Income from Discontinued Operations (net of income tax provision and
 minority interest of $4,090; Note 8)                                                   -          4,998
                                                                                 --------       --------

Income Before Extraordinary Item                                                   25,677         12,279
Extraordinary Item (net of income tax provision of $362; Note 11)                     602              -
                                                                                 --------       --------

Net Income                                                                       $ 26,279       $ 12,279
                                                                                 ========       ========

Earnings per Share from Continuing Operations Before Extraordinary Item
 (Note 4):
   Basic                                                                         $    .14       $    .04
                                                                                 ========       ========

   Diluted                                                                       $    .14       $    .04
                                                                                 ========       ========

Earnings per Share (Note 4):
   Basic                                                                         $    .15       $    .07
                                                                                 ========       ========

   Diluted                                                                       $    .14       $    .07
                                                                                 ========       ========

Weighted Average Shares (Note 4):
   Basic                                                                          180,280        175,978
                                                                                 ========       ========

   Diluted                                                                        182,823        180,440
                                                                                 ========       ========


The accompanying notes are an integral part of these consolidated financial statements.


<

>
                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                            ----------------------------
                                                                            September 29,  September 30,
(In thousands except per share amounts)                                              2001           2000
--------------------------------------------------------------------------------------------------------

Revenues                                                                       $1,628,502     $1,703,503
                                                                               ----------     ----------

Costs and Operating Expenses:
 Cost of revenues                                                                 906,700        942,311
 Selling, general, and administrative expenses                                    463,983        489,641
 Research and development expenses                                                131,033        135,157
 Restructuring and other unusual costs (income), net (Note 7)                      44,146        (85,763)
                                                                               ----------     ----------

                                                                                1,545,862      1,481,346
                                                                               ----------     ----------

Operating Income                                                                   82,640        222,157
Other Income (Expense), Net (Note 3)                                                7,711        (68,680)
                                                                               ----------     ----------

Income from Continuing Operations Before Provision for Income Taxes,
 Minority Interest, Extraordinary Item, and Cumulative Effect of Change
 in Accounting Principle                                                           90,351        153,477
Provision for Income Taxes                                                        (34,758)       (99,968)
Minority Interest Income (Expense)                                                  1,326        (10,051)
                                                                               ----------     ----------

Income from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle                               56,919         43,458
Income from Discontinued Operations (net of income tax provision and
 minority interest of $8,287; Note 8)                                                   -          9,016
Provision for Loss on Disposal of Discontinued Operations, Net (net of
 income tax benefit of $22,741; Note 8)                                           (50,440)             -
                                                                               ----------     ----------

Income Before Extraordinary Item and Cumulative Effect of Change in
 Accounting Principle                                                               6,479         52,474
Extraordinary Item (net of income tax provision of $362 and $333; (Note 11)           602            532
                                                                               ----------     ----------

Income Before Cumulative Effect of Change in Accounting Principle                   7,081         53,006
Cumulative Effect of Change in Accounting Principle (net of income
 tax benefit and minority interest of $663 and $8,986; Note 9)                       (994)       (12,918)
                                                                               ----------     ----------

Net Income                                                                     $    6,087     $   40,088
                                                                               ==========     ==========

Earnings per Share from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle (Note 4):
   Basic                                                                       $      .31     $      .27
                                                                               ==========     ==========

   Diluted                                                                     $      .31     $      .25
                                                                               ==========     ==========

Earnings per Share (Note 4):
   Basic                                                                       $      .03     $      .25
                                                                               ==========     ==========

   Diluted                                                                     $      .03     $      .23
                                                                               ==========     ==========

Weighted Average Shares (Note 4):
   Basic                                                                          181,588        162,937
                                                                               ==========     ==========

   Diluted                                                                        185,019        165,224
                                                                               ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.


<

>
                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                            ----------------------------
                                                                            September 29,  September 30,
(In thousands)                                                                       2001           2000
--------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                     $   6,087      $  40,088
 Income from discontinued operations (Note 8)                                           -         (9,016)
 Provision for loss on disposal of discontinued operations (Note 8)                50,440              -
                                                                                ---------      ---------

 Income from continuing operations                                                 56,527         31,072

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                 74,080         74,593
     Noncash restructuring and other unusual costs, net (Note 7)                    8,421         21,934
     Provision for losses on accounts receivable                                    3,028          4,609
     Minority interest (income) expense                                            (1,326)        10,051
     Equity in (earnings) losses of unconsolidated subsidiaries (Note 7)           (2,911)        41,089
     Cumulative effect of change in accounting principle, net of
       income tax benefit and minority interest (Note 9)                              994         12,918
     Change in deferred income taxes                                               (7,235)         2,994
     (Gain) loss on sale of businesses                                             11,443       (127,533)
     Gain on investments, net                                                      (8,518)        (6,601)
     Extraordinary item, net of income taxes (Note 11)                               (602)          (532)
     Other noncash items, net                                                      19,773         26,083
     Other unusual income                                                            (511)        (4,372)
     Changes in current accounts, excluding the effects of acquisitions and dispositions:
        Accounts receivable                                                        (8,728)        (7,912)
        Inventories                                                               (27,321)       (71,314)
        Other current assets                                                      (19,873)        (7,487)
        Accounts payable                                                          (17,007)         6,500
        Other current liabilities                                                  24,458        (21,319)
                                                                                ---------      ---------

          Net cash provided by (used in) continuing operations                    104,692        (15,227)
          Net cash provided by discontinued operations                             21,422        130,022
                                                                                ---------      ---------

          Net cash provided by operating activities                               126,114        114,795
                                                                                ---------      ---------

Investing Activities:
 Acquisitions, net of cash acquired                                               (14,129)       (15,769)
 Acquisition of minority interests of subsidiaries                                      -       (303,390)
 Proceeds from sale of businesses, net of cash divested                            46,767        253,184
 Purchases of available-for-sale investments                                     (835,451)      (331,641)
 Proceeds from sale of available-for-sale investments                             270,696        113,220
 Proceeds from maturities of available-for-sale investments                       217,618        344,109
 Purchases of property, plant, and equipment                                      (66,002)       (49,387)
 Proceeds from sale of property, plant, and equipment                              10,976         20,809
 Advance to affiliates                                                            (50,199)       (96,571)


<

>
                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                            ----------------------------
                                                                            September 29,  September 30,
(In thousands)                                                                       2001           2000
--------------------------------------------------------------------------------------------------------

Investing Activities (continued):
 Increase in other assets                                                       $  (4,312)     $  (2,146)
 Other                                                                              7,974         14,507
                                                                                ---------      ---------

          Net cash used in continuing operations                                 (416,062)       (53,075)
          Net cash provided by discontinued operations                            477,368        269,836
                                                                                ---------      ---------

          Net cash provided by investing activities                                61,306        216,761
                                                                                ---------      ---------

Financing Activities:
 Repayment of long-term obligations                                               (40,186)      (165,956)
 Net proceeds from issuance of long-term obligations                                  253          7,071
 Net proceeds from issuance of Company and subsidiary common stock                 46,427         24,987
 Purchases and redemption of Company and subsidiary common stock
   and subordinated convertible debentures                                       (307,530)       (43,787)
 Increase in short-term notes payable                                              18,308          8,554
 Other                                                                             (2,319)        (2,153)
                                                                                ---------      ---------

          Net cash used in continuing operations                                 (285,047)      (171,284)
          Net cash provided by (used in) discontinued operations                 (191,073)         5,890
                                                                                ---------      ---------

          Net cash used in financing activities                                  (476,120)      (165,394)
                                                                                ---------      ---------

Exchange Rate Effect on Cash of Continuing Operations                               1,331         (9,141)
Exchange Rate Effect on Cash of Discontinued Operations                             4,953         (8,114)
                                                                                ---------      ---------

Increase (Decrease) in Cash and Cash Equivalents                                 (282,416)       148,907
Cash and Cash Equivalents at Beginning of Period                                  636,252        357,215
                                                                                ---------      ---------

                                                                                  353,836        506,122

Cash and Cash Equivalents of Discontinued Operations at End of Period             (13,648)      (194,587)
                                                                                ---------      ---------

Cash and Cash Equivalents at End of Period                                      $ 340,188      $ 311,535
                                                                                =========      =========

Noncash Activities:
 Fair value of assets of acquired companies                                     $  18,161      $  24,996
 Cash paid for acquired companies                                                 (14,834)       (17,272)
                                                                                ---------      ---------

   Liabilities assumed of acquired companies                                    $   3,327      $   7,724
                                                                                =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 29, 2001, the results of operations for the three- and nine-month periods ended September 29, 2001, and September 30, 2000, and the cash flows for the nine-month periods ended September 29, 2001, and September 30, 2000. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments, and, in 2001, unrealized net of tax gains and losses on derivative instruments (Note 9). During the third quarter of 2001 and 2000, the Company had comprehensive income of $66.3 million and a comprehensive loss of $16.2 million, respectively. During the first nine months of 2001 and 2000, the Company had comprehensive income of $16.0 million and a comprehensive loss of $8.0 million, respectively.

3.    Other Income (Expense), Net

      The components of other income (expense), net, in the accompanying statement of income are as follows:

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 29,  September 30,  September 29,  September 30,
(In thousands)                                          2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------

Interest Income                                     $ 19,331       $  9,970       $ 54,189       $ 27,574
Interest Expense                                     (18,353)       (20,493)       (57,737)       (65,145)
Equity in Earnings (Losses) of Unconsolidated
 Subsidiaries                                          1,651        (26,027)         2,911        (41,089)
Gain on Investments, Net (Note 7)                      9,325            229          8,518          6,601
Other Items, Net                                        (349)           (56)          (170)         3,379
                                                    --------       --------       --------       --------

                                                    $ 11,605       $(36,377)      $  7,711       $(68,680)
                                                    ========       ========       ========       ========


<

>
                           THERMO ELECTRON CORPORATION

4.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 29,  September 30,  September 29,  September 30,
(In thousands except per share amounts)                 2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------

Basic
Income from Continuing Operations Before
 Extraordinary Item and Cumulative Effect
 of Change in Accounting Principle                  $ 25,677       $  7,281       $ 56,919       $ 43,458
Income from Discontinued Operations                        -          4,998              -          9,016
Loss on Disposal of Discontinued Operations, Net           -              -        (50,440)             -
Extraordinary Item                                       602              -            602            532
Cumulative Effect of Change in Accounting
 Principle                                                 -              -           (994)       (12,918)
                                                    --------       --------       --------       --------

Net Income                                          $ 26,279       $ 12,279       $  6,087       $ 40,088
                                                    --------       --------       --------       --------

Weighted Average Shares                              180,280        175,978        181,588        162,937
                                                    --------       --------       --------       --------

Basic Earnings per Share:
 Continuing operations before extraordinary
   item and cumulative effect of change in
   accounting principle                             $    .14       $    .04       $    .31       $    .27
 Discontinued operations                                   -            .03           (.28)           .06
 Extraordinary item                                        -              -              -              -
 Cumulative effect of change in accounting
   principle                                               -              -           (.01)          (.08)
                                                    --------       --------       --------       --------

                                                    $    .15       $    .07       $    .03       $    .25
                                                    ========       ========       ========       ========


<

>
                           THERMO ELECTRON CORPORATION

4.    Earnings per Share (continued)

                                                   Three Months Ended             Nine Months Ended
                                              ----------------------------  -----------------------------
                                              September 29,  September 30,  September 29,   September 30,
(In thousands except per share amounts)                2001           2000           2001            2000
---------------------------------------------------------------------------------------------------------

Diluted
Income from Continuing Operations Before
 Extraordinary Item and Cumulative Effect
 of Change in Accounting Principle                 $ 25,677       $  7,281       $ 56,919       $  43,458
Income from Discontinued Operations                       -          4,998              -           9,016
Loss on Disposal of Discontinued Operations,
 Net                                                      -              -        (50,440)              -
Extraordinary Item                                      602              -            602             532
Cumulative Effect of Change in Accounting
 Principle                                                -              -           (994)        (12,918)
                                                   --------       --------       --------       ---------

Net Income                                           26,279         12,279          6,087          40,088

Effect of:
 Majority-owned subsidiaries' dilutive
   securities - continuing operations                     -              -              -          (1,331)
 Majority-owned subsidiaries' dilutive
   securities - discontinued operations                   -            (86)             -            (113)
                                                   --------       --------       --------       ---------

Income Available to Common
 Shareholders, as Adjusted                         $ 26,279       $ 12,193       $  6,087       $  38,644
                                                   --------       --------       --------       ---------

Weighted Average Shares                             180,280        175,978        181,588         162,937
Effect of:
 Stock options                                        2,098          3,997          2,976           2,132
 Convertible debentures                                 445            465            455             155
                                                   --------       --------       --------       ---------

Weighted Average Shares, as Adjusted                182,823        180,440        185,019         165,224
                                                   --------       --------       --------       ---------

Diluted Earnings per Share:
 Continuing operations before
   extraordinary item and cumulative
   effect of change in accounting
   principle                                       $    .14       $    .04       $    .31       $     .25
 Discontinued operations                                  -            .03          (.27)             .05
 Extraordinary item                                       -              -              -               -
 Cumulative effect of change in accounting
   principle                                              -              -          (.01)           (.08)
                                                   --------       --------       -------        --------

                                                   $    .14       $    .07       $    .03       $     .23
                                                   ========       ========       ========       =========

      Options to purchase 6,825,000 and 3,800,000 shares of common stock for the third quarter of 2001 and 2000, respectively, and 4,845,000 and 5,283,000 shares of common stock for the first nine months of 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

<

>
                           THERMO ELECTRON CORPORATION

4.    Earnings per Share (continued)

      The computation of diluted earnings per share for all periods excludes the effect of assuming the conversion of the following of the Company's subordinated convertible debentures because the effect would be antidilutive:

                                                                  Conversion
                                                                   Price per
                                                                    Share at
                                      Principal      Interest  September 29,
                                         Amount          Rate           2001
                                 -------------------------------------------
                                 (In thousands)

                                       $478,695        4 1/4%        $ 36.02
                                        239,934            4%          39.97
                                        165,535        4 1/2%          38.63
                                         79,092        4 5/8%          38.41
                                         90,523        4 3/8%         125.51
                                         78,048        3 1/4%          46.75
                                         35,029        4 7/8%          36.48
                                         15,778        2 7/8%          31.61

      As a result of the spinoff to shareholders discussed in Note 8, in July 2001 the conversion price of each of the Company's convertible debentures was reduced to 95.3% of the conversion price prior to the spinoff.

5.    Business Segment Information

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 29,  September 30,  September 29,  September 30,
(In thousands)                                          2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------

Revenues:
   Life Sciences                                  $  200,619     $  189,911     $  612,349     $  571,240
   Optical Technologies                              119,373        129,605        398,298        352,528
   Measurement and Control                           196,050        232,017        629,775        793,234
   Intersegment (a)                                   (3,101)        (4,584)       (11,920)       (13,499)
                                                  ----------     ----------     ----------     ----------

                                                  $  512,941     $  546,949     $1,628,502     $1,703,503
                                                  ==========     ==========     ==========     ==========

Income from Continuing Operations Before
 Provision for Income Taxes, Minority Interest,
 Extraordinary Item, and Cumulative Effect of
 Change in Accounting Principle:
   Life Sciences (b)                              $   24,080     $    8,434     $   65,963     $   60,932
   Optical Technologies (c)                             (188)         3,697         12,239         20,572
   Measurement and Control (d)                        16,207        110,126         40,930        173,303
                                                  ----------     ----------     ----------     ----------

     Total segment income (e)                         40,099        122,257        119,132        254,807
   Corporate and Other (f)                               141        (49,103)       (28,781)      (101,330)
                                                  ----------     ----------     ----------     ----------

                                                  $   40,240     $   73,154     $   90,351     $  153,477
                                                  ==========     ==========     ==========     ==========


<

>
                           THERMO ELECTRON CORPORATION

5.    Business Segment Information (continued)

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 29,  September 30,  September 29,  September 30,
(In thousands)                                          2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------

Depreciation:
   Life Sciences                                  $    4,257     $    4,518     $   12,373     $   12,407
   Optical Technologies                                4,799          3,848         13,781         11,180
   Measurement and Control                             4,044          5,872         10,964         17,121
   Corporate                                             602            289          1,497            912
                                                  ----------     ----------     ----------     ----------

                                                  $   13,702     $   14,527     $   38,615     $   41,620
                                                  ==========     ==========     ==========     ==========

Amortization:
   Life Sciences                                  $    5,776     $    5,490     $   17,236     $   13,935
   Optical Technologies                                1,923          1,782          5,723          4,448
   Measurement and Control                             4,143          4,839         12,506         14,089
   Corporate                                               -              -              -            501
                                                  ----------     ----------     ----------     ----------

                                                  $   11,842     $   12,111     $   35,465     $   32,973
                                                  ==========     ==========     ==========     ==========

      During the third quarter of 2001, the Company transferred management responsibility for its Thermo KeyTek business to the Optical Technologies segment from the Measurement and Control segment. Prior period segment information has been restated to reflect this change.

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other unusual costs of $0.3 million and $11.5 million in the third quarter and first nine months of 2001, respectively, and $16.2 million in the third quarter and first nine months of 2000, respectively.
(c) Includes restructuring and other unusual costs, net, of $2.3 million and $13.7 million in the third quarter and first nine months of 2001, respectively, and $6.3 million in the third quarter and first nine months of 2000, respectively.
(d) Includes restructuring and other unusual costs of $4.8 million and $25.2 million in the third quarter and first nine months of 2001, respectively, and restructuring and other unusual income, net, of $85.4 million and $98.2 million in the third quarter and first nine months of 2000, respectively.
(e) Segment income is income before corporate general and administrative expenses, other income and expense, minority interest expense, income taxes, and extraordinary item.
(f) Includes corporate, general, and administrative expenses and other income and expense. Includes corporate restructuring and other unusual costs, net, of $2.2 million, $5.4 million, $7.1 million, and $9.2 million in the third quarter of 2001 and 2000 and first nine months of 2001 and 2000, respectively. Other income, net, in the third quarter of 2001 includes a gain of $8.6 million on sale of shares of FLIR Systems, Inc. Other income, net, in the first nine months of 2001 includes the gain from the sale of FLIR shares and a charge of $2.0 million for impairment of an available-for-sale investment. Other expense, net, in the third quarter and first nine months of 2000 includes a charge of $26.1 million and $41.4 million, respectively, related to the Company's investment in FLIR, which is accounted for under the equity method, and other unusual income of $0.6 million and $4.0 million, respectively, related to a subsidiary's early adoption of SFAS No. 133.

<

>


                           THERMO ELECTRON CORPORATION

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

      A summary of the changes in accrued acquisition expenses for acquisitions completed before and during 1999 is as follows:

                                                1999 Acquisitions
                                     ---------------------------------------
                                                  Abandonment
                                                    of Excess                      Pre-1999
(In thousands)                       Severance     Facilities          Other   Acquisitions          Total
----------------------------------------------------------------------------------------------------------

Balance at December 30, 2000           $ 1,846        $   510        $   513        $ 7,167        $10,036
 Payments                                 (461)          (150)          (134)          (602)        (1,347)
 Currency translation                      (12)            (3)            (4)           (71)           (90)
                                       -------        -------        -------        -------        -------

Balance at September 29, 2001          $ 1,373        $   357        $   375        $ 6,494        $ 8,599
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

      The Company has not established material reserves for restructuring businesses acquired in 2000 or the first nine months of 2001.

7.    Restructuring and Other Unusual Costs (Income), Net

      In response to a downturn in telecommunications, semiconductor, and other markets served by the Company's businesses, the Company initiated restructuring actions in the second quarter of 2001 in a number of business units to reduce costs and shed unproductive assets. The restructuring and related actions primarily consist of headcount reductions, discontinuing certain mature or unprofitable product lines, providing a reserve for excess telecommunication inventories at Spectra-Physics, Inc. (formerly Spectra-Physics Lasers, Inc.), and consolidation of facilities to streamline operations and reduce costs. The
Company expects to incur an additional $1.6 million of restructuring costs in the remainder of 2001 for charges that can not be recorded until incurred. The
Company expects that the restructuring actions initiated in the second quarter of 2001 will be substantially completed by the end of 2001. The Company is evaluating additional restructuring actions that it may undertake in the fourth quarter of 2001, including its plan to eliminate up to 500 positions. The
Company has not finalized its plans nor quantified the expected cost of any such actions.

<

>
                           THERMO ELECTRON CORPORATION

7.    Restructuring and Other Unusual Costs (Income), Net (continued)

      The Company recorded restructuring and other unusual charges, net, of $9.6 million during the third quarter of 2001, as detailed by segment below:

                                                              Measurement
                                                  Optical             and
(In thousands)            Life Sciences  Technologies (a)         Control       Corporate           Total
---------------------------------------------------------------------------------------------------------

Restructuring and Other
 Unusual Costs, Net             $   329           $ 2,274         $ 4,789         $ 2,179         $ 9,571
                                =======           =======         =======         =======         =======

      The Company recorded restructuring and other unusual charges, net, of $59.4 million during the first nine months of 2001, as detailed by segment below:

                                                              Measurement
                                                  Optical             and
(In thousands)            Life Sciences  Technologies (a)         Control       Corporate           Total
---------------------------------------------------------------------------------------------------------

Cost of Revenues                $ 1,838           $ 6,963         $ 4,476         $     -         $13,277
Restructuring and Other
 Unusual Costs, Net               9,630             6,723          20,739           7,054          44,146
Loss on Investments                   -                 -           1,983               -           1,983
                                -------           -------         -------         -------         -------

                                $11,468           $13,686         $27,198         $ 7,054         $59,406
                                =======           =======         =======         =======         =======

(a) During the third quarter of 2001, the Optical Technologies segment sold 350,000 shares of FLIR and recorded a gain of $8.6 million, including $4.5 million representing a recovery of amounts previously written down in 1999 and 2000. The gain was recorded in other income (expense), net, in the accompanying 2001 statement of income.

      The components of restructuring and unusual costs by segment are as follows:

Life Sciences
-------------

      The Life Sciences segment recorded $0.3 million of restructuring and other unusual costs, net, in the third quarter of 2001. The restructuring and other unusual costs consisted of cash costs, primarily severance charges in addition to those recorded in the second quarter of 2001.

      In the second quarter of 2001, this segment recorded $7.8 million of restructuring and other unusual costs. The segment recorded $1.8 million of charges to cost of revenues, primarily for discontinued product lines, and $6.0 million of other costs. The other restructuring and unusual costs include $3.8 million of cash costs including $3.1 million for severance for 88 employees across all functions, $0.6 million of ongoing lease costs through 2007 for facilities described below, and $0.1 million of other costs. The charge also includes $2.2 million of asset writedowns. The asset writedowns principally include $1.8 million of goodwill and other intangibles for a small business unit that was closed and $0.4 million of assets at facilities being closed. The facility consolidations include closure of sales and service offices in Florida and the United Kingdom and the transfer of their activities to other offices, consolidation of two German factories into one facility, and relocation of a factory to other facilities within Finland. Of the employees to be terminated, 76 had been severed as of September 29, 2001.

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

Optical Technologies
--------------------

      The Optical Technologies segment recorded $2.3 million of restructuring and other unusual costs in the third quarter of 2001. The restructuring and other unusual costs include $1.8 million of cash costs, including $1.6 million for severance for 100 employees, primarily in manufacturing positions, and $0.2 million of other cash costs. The segment also recorded a $0.4 million loss on the sale of a small business unit, and a $0.1 million asset writedown associated with abandoned property.

      In the second quarter of 2001, this segment recorded $11.0 million of restructuring and other unusual costs, net. The segment recorded $7.0 million of charges to cost of revenues, primarily for excess telecommunication inventories at Spectra-Physics and discontinued product lines, and $4.0 million of other costs, net. The excess telecommunication inventories resulted from a severe slowdown in this market and the writedown reduced the carrying value of the inventories to net realizable value. The other restructuring and unusual costs include $3.7 million of cash costs, including $1.6 million for severance for 313 employees, primarily in manufacturing positions; $0.3 million of ongoing lease costs through 2004 for facilities described below; and $1.8 million of other exit costs. The other exit costs primarily represent cancellation fees for fixed asset purchases and termination of distributor agreements. The segment also recorded $0.6 million of asset writedowns, principally at facilities being closed, and a gain on the sale of a facility of $0.3 million. The facility consolidations include closure of sales offices in New Jersey, France, and Germany and the transfer of their activities to other offices, and the consolidation of distribution facilities within Europe. Of the employees announced for termination in the second and third quarters of 2001, 326 had been severed as of September 29, 2001.

      In the first quarter of 2001, this segment recorded $0.5 million of restructuring and unusual costs. The costs are primarily associated with an abandoned financing at Spectra-Physics.

Measurement and Control
-----------------------

      The Measurement and Control segment recorded $4.8 million of restructuring and other unusual costs, net, in the third quarter of 2001. The restructuring and other unusual costs, net, include a $4.7 million net loss on the sale of businesses, principally the segment's Pharos Marine unit, a marine navigation equipment business. The segment also recorded $0.1 million of cash costs, primarily for abandoned facilities.

      In the second quarter of 2001, the segment recorded $14.8 million of restructuring and other unusual costs. The segment recorded $4.5 million of charges to cost of revenues, primarily for discontinued product lines, and $10.4 million of other costs. The other restructuring and unusual costs include $7.3 million of cash costs, including $5.2 million for severance for 169 employees across all functions; $1.7 million of ongoing lease costs through 2004 for facilities described below; and $0.4 million of other costs. The charge also includes $2.5 million of asset writedowns and $0.5 million related to a post-closing adjustment on two businesses sold in 2000. The asset writedowns principally include $1.6 million of goodwill for an adjustment to a writedown recorded in the first quarter of 2001 for the planned disposal of ThermoMicroscopes and $0.9 million of assets at facilities being closed. ThermoMicroscopes manufactures scanning probe microscopes and is a noncore business that was sold in July 2001. The facility consolidations include closure of a sales office in Sweden and the transfer of its activities to another office, consolidation of two sales offices in the United Kingdom into one office, and consolidation of manufacturing facilities within the United States and the United Kingdom. Of the employees to be terminated, 89 had been severed as of September 29, 2001.

<

>


                           THERMO ELECTRON CORPORATION

7.    Restructuring and Other Unusual Costs (Income), Net (continued)

      In the first quarter of 2001, this segment recorded $5.6 million of restructuring and unusual costs, net. The segment recorded charges of $4.8 million for a writedown of goodwill to reduce the carrying value of ThermoMicroscopes to estimated disposal value; $1.0 million for impairment of a note receivable that was a pre-acquisition asset of a business acquired in 1999; and $0.3 million of cash costs, primarily representing severance for 16 employees terminated in the first quarter of 2001 across all functions at the segment's business that manufactures and sells quality control systems. The segment also recorded a gain of $0.5 million on the sale of a product line.

      This segment also recorded $2.0 million of other nonoperating charges in the first quarter of 2001 to write down an available-for-sale investment that was a pre-acquisition asset of a business acquired in 1999, due to an impairment that the Company deemed other than temporary based upon recent market prices.

Corporate
---------

      The Company recorded $2.2 million of restructuring and unusual costs at its corporate office in the third quarter of 2001, all of which were cash costs. This amount included $1.4 million of investment banking, consulting, and legal fees associated with the Company's reorganization plan; and $0.8 million of employee retention costs that are being accrued ratably over the period through which the employees must work to qualify for a payment.

      In the second quarter of 2001, the Company recorded $3.3 million of restructuring and unusual costs at its corporate office. This amount included $3.1 million of cash costs, including $1.4 million for severance for 5 employees, all of whom were terminated as of June 30, 2001; $0.9 million of investment banking, consulting, and legal fees associated with the Company's reorganization plan; and $0.8 million of employee retention costs. The charge also includes $0.2 million of noncash severance costs.

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

                                                                                                Number of
2000 Restructuring Plans                                                                        Employees
---------------------------------------------------------------------------------------------------------

Terminations Announced in 2000                                                                        249
Terminations Occurring in 2000                                                                       (168)
Adjustment to Plan                                                                                     (1)
                                                                                                    -----

Remaining Terminations at December 30, 2000                                                            80

Additional Terminations Announced in 2001                                                              16
Terminations Occurring in 2001                                                                        (90)
Adjustment to Plan                                                                                     (1)
                                                                                                    -----

Remaining Terminations at September 29, 2001                                                            5
                                                                                                    =====

2001 Restructuring Plans
---------------------------------------------------------------------------------------------------------

Terminations Announced in 2001                                                                        675
Terminations Occurring in 2001                                                                       (496)
                                                                                                    -----

Remaining Terminations at September 29, 2001                                                          179
                                                                                                    =====


<

>


                           THERMO ELECTRON CORPORATION

7.    Restructuring and Other Unusual Costs (Income), Net (continued)

      The following tables summarize the cash components of the Company's restructuring plans. The noncash components and other amounts reported as restructuring and other unusual costs (income), net, in the accompanying 2001 statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

                                                                 Abandonment
                                                     Employee      of Excess
(In thousands)                       Severance  Retention (a)     Facilities         Other          Total
---------------------------------------------------------------------------------------------------------

1998 Restructuring Plans
 Balance at December 30, 2000         $     97       $      -       $      -      $    520       $    617
   Payments                                (90)             -              -             -            (90)
   Currency translation                     (7)             -              -            (4)           (11)
                                      --------       --------       --------      --------       --------

 Balance at September 29, 2001        $      -       $      -       $      -      $    516       $    516
                                      ========       ========       ========      ========       ========

1999 Restructuring Plans
 Balance at December 30, 2000         $    886       $      -       $      -      $      -       $    886
   Payments                               (241)             -              -             -           (241)
                                      --------       --------       --------      --------       --------

 Balance at September 29, 2001        $    645       $      -       $      -      $      -       $    645
                                      ========       ========       ========      ========       ========

2000 Restructuring Plans
 Balance at December 30, 2000         $  3,824       $  3,283       $  2,820      $  9,594       $ 19,521
   Costs incurred in 2001                  241          2,383             21         3,060          5,705
   Reserves reversed                      (105)             -            (21)            -           (126)
   Payments                             (2,209)          (224)          (742)      (12,330)       (15,505)
   Currency translation                     44              -              3           (72)           (25)
                                      --------       --------       --------      --------       --------

 Balance at September 29, 2001        $  1,795       $  5,442       $  2,081      $    252       $  9,570
                                      ========       ========       ========      ========       ========

2001 Restructuring Plans
   Costs incurred in 2001 (b)         $ 13,216       $    163       $  2,744      $  2,316       $ 18,439
   Payments                             (6,948)           (29)          (331)         (855)        (8,163)
   Currency translation                    276             14             49            13            352
                                      --------       --------       --------      --------       --------

 Balance at September 29, 2001        $  6,544       $    148       $  2,462      $  1,474       $ 10,628
                                      ========       ========       ========      ========       ========

(a) Employee retention costs are accrued ratably over the period through which employees must work to qualify for a payment. The awards were based on specified percentages of employees' salaries and were generally awarded to help ensure continued employment at least through completion of the Company's reorganization plan.
(b) Excludes noncash charges, net, of $5.6 million, $1.2 million, $13.1 million, and $0.2 million in the Life Sciences, Optical Technologies, and Measurement and Control segments, and at the corporate office, respectively.

      The Company expects to pay accrued restructuring costs as follows: severance, primarily in 2001; employee retention obligations, primarily in 2001 and January 2002; abandoned-facility payments, over lease terms expiring through 2007; and other costs through 2002.

<

>


                           THERMO ELECTRON CORPORATION

8.    Discontinued Operations

Power Generation and Other Discontinued Businesses

      In February 2001, the Company entered into a definitive agreement to sell its power generation business. In June and July 2001, the Company sold the chief components of this business for proceeds of $249 million, net of cash divested. The Company realized a gain on disposition of $15.6 million, net of tax. In accordance with the provisions of Accounting Principles Board (APB) Opinion No. 30 concerning reporting the effects of disposal of a segment of a business, the Company has classified the results of this business as discontinued in the accompanying 2000 statement of income. In addition, the net assets of this business together with businesses previously announced as discontinued in early 2000 are classified as net assets of discontinued operations in the accompanying balance sheet. Current net assets of discontinued operations primarily consist of cash, inventories, and accounts receivable, net of certain liabilities, primarily accrued expenses and accounts payable. Long-term net assets of discontinued operations primarily consist of shares of common stock of Thoratec Corporation (see below), machinery and equipment, and goodwill.

      Summary operating results of the power generation business were as follows:

                                                                                    Three           Nine
                                                                                   Months         Months
                                                                                    Ended          Ended
                                                                            September 30,  September 30,
(In thousands)                                                                       2000           2000
--------------------------------------------------------------------------------------------------------

Revenues                                                                          $34,340        $86,656
Costs and Expenses                                                                 25,252         69,353
                                                                                  -------        -------

Income from Discontinued Operations Before Provision for Income Taxes
 and Minority Interest                                                              9,088         17,303
Provision for Income Taxes                                                         (3,545)        (6,731)
Minority Interest Expense                                                            (545)        (1,556)
                                                                                  -------        -------

Income from Discontinued Operations                                               $ 4,998        $ 9,016
                                                                                  =======        =======

      During the third quarter and first nine months of 2001, the Company's discontinued operations had revenues of $132.0 million and $570.1 million, respectively, and operating income of $10.7 million and $45.5 million, respectively. During the third quarter and first nine months of 2000, the Company's discontinued operations, other than the power generation business detailed above, had revenues of $360.4 million and $1,162.1 million, respectively, and an operating loss of $5.4 million and operating income of $31.6 million, respectively. A substantial majority of the businesses announced for sale have been sold as of September 29, 2001. Three small operating units remained for sale at that date.

Spinoffs

      On July 9, 2001, the Company's Board of Directors approved the spinoff of the Company's 91%-owned Kadant Inc. subsidiary as a dividend to the Company's shareholders. On August 8, 2001, the Company distributed all of its shares of Kadant to the Company's shareholders of record as of July 30, 2001. Immediately after the distribution, the Company no longer owned shares of Kadant. The Company received a ruling from the Internal Revenue Service (IRS) that the dividend of Kadant shares qualifies in large part as a tax-free distribution for U.S. federal income tax purposes. Approximately 8% of the shares distributed to each shareholder are taxable because the Company purchased them during the past five years. Cash distributed in lieu of fractional shares is also taxable. The stock dividend resulted in a reduction of net assets of discontinued operations and retained earnings of $197 million.

<

>
                           THERMO ELECTRON CORPORATION

8.    Discontinued Operations (continued)

      In connection with the spinoff, the Company and Kadant entered into a plan and agreement of distribution. The agreement provides for, among other things, the Company to continue to guarantee Kadant's $153.0 million principal amount subordinated convertible debentures due 2004. The agreement also provides for restrictions relating to Kadant's ability to use cash or incur debt during the time that the Company guarantees these obligations.

      On October 11, 2001, the Company's Board of Directors approved the spinoff of the Company's wholly owned Viasys Healthcare Inc. subsidiary as a dividend to the Company's shareholders. On November 15, 2001, the Company will distribute all of its shares of Viasys Healthcare to the Company's shareholders of record as of November 7, 2001. Immediately after the planned distribution, the Company will no longer own shares of Viasys Healthcare. The Company received a ruling from the IRS that the dividend of Viasys Healthcare shares will qualify as a tax-free distribution for U.S. federal income tax purposes, except that the cash received in lieu of fractional shares will be taxable. The stock dividend will result in a reduction of net assets of discontinued operations and retained earnings of approximately $300 million.

      The intrinsic value of the options issued under the Company's employee stock plans prior to the spinoffs is being maintained following the spinoffs in accordance with the methodology set forth in Financial Accounting Standards Board (FASB) Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation."

Thermo Cardiosystems

      In February 2001, the Company sold Thermo Cardiosystems Inc. to Thoratec in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions limit the Company's ability to sell these shares, although the restrictions fully lapse in August 2002. Subsequent to receipt of the Thoratec common stock, the market value of the shares declined significantly at the same time as a downturn in major equity markets. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for the decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. Further changes in the market value of Thoratec common stock may materially affect the ultimate proceeds from the disposal of discontinued operations. Excluding potential changes in the market value of Thoratec common stock, the Company is not currently aware of any known trends, events, or other uncertainties involving discontinued operations that it expects will cause the ultimate loss on disposal of discontinued operations to differ materially from the amounts recorded to date. Any difference from the amounts recorded would be reported as an adjustment to the ultimate loss on disposal of discontinued operations. In the third quarter of 2001, the Company completed the sale of 4.7 million shares of Thoratec for proceeds of $75.5 million, of which $5.9 million was received in early October 2001.

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

<

>

                           THERMO ELECTRON CORPORATION

9.    Derivative Instruments and Hedging (continued)

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

      The Company records its forward currency exchange contracts at fair value in its consolidated balance sheet as other current assets or other accrued expenses and, for cash flow hedges, the related gains or losses on these contracts are deferred as a component of other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. At September 29, 2001, the Company had deferred gains, net of income taxes, relating to foreign currency contracts of approximately $0.3 million, substantially all of which is expected to be recognized as income over the next twelve months. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposure being hedged.

10.   Recent Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Adoption of the standard is required no later than the first quarter of 2002. The Company is evaluating the timing and impact of adoption of this standard and has not yet determined the effect of adoption on its financial statements.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company will adopt the requirements of SFAS No. 142 effective December 30, 2001, unless earlier required. SFAS No. 142 requires companies to test all goodwill for impairment and to cease amortization of this asset. The provisions of SFAS No. 142 apply to all goodwill regardless of when it was acquired. The Company is evaluating the impact of adoption of this standard and has not yet determined the full effect of adoption on its financial statements. Amortization of goodwill for the three- and nine-month periods ended September 29, 2001, was $10.1 million and $30.3 million, respectively.

11.   Extraordinary Item

      During the third quarter of 2001, the Company repurchased $131.8 million principal amount of its subordinated convertible debentures for $130.8 million in cash, resulting in an extraordinary gain of $0.6 million, net of taxes of $0.4 million.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the

<

>
                           THERMO ELECTRON CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Company's views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Securities and Exchange Commission (SEC).

Results of Operations

Third Quarter 2001 Compared With Third Quarter 2000
---------------------------------------------------

Continuing Operations

      Sales in the third quarter of 2001 were $512.9 million, a decrease of $34.0 million from the third quarter of 2000. Excluding the effect of acquisitions, divestitures, and currency translation, revenues decreased $5.7 million, or 1%. Currency translation had an unfavorable effect on revenues as discussed below by segment, due to the strengthening of the U.S. dollar relative to other currencies of countries in which the Company operates.

      Operating income was $28.6 million in 2001, compared with $109.5 million in 2000. Segment income decreased to $40.1 million in 2001 from $122.3 million in 2000. (Segment income is operating income excluding corporate general and administrative expenses and corporate restructuring and other unusual items, net.) Operating and segment income in the third quarter of 2001 were affected by charges associated with a restructuring plan initiated during the second quarter and certain other unusual charges (Note 7). Operating and segment income in the third quarter of 2000 were affected by a gain from the sale of a business, offset in part by restructuring and other unusual costs as well as a $1.7 million operating loss for the business that was sold. Excluding these unusual items, which totaled $7.4 million of expense in 2001 and $61.2 million of income in 2000, segment income was $47.5 million in 2001 and $61.1 million in 2000. The unusual items in both periods are discussed below. Segment income excluding unusual items decreased due to lower revenue and profitability at certain businesses discussed below. During the third quarter of 2001, the Company transferred management responsibility for its Thermo KeyTek business to the Optical Technologies segment from the Measurement and Control segment. Prior period segment results have been restated to reflect this change.

Life Sciences
-------------

      Sales in the Life Sciences segment increased $10.7 million to $200.6 million in the third quarter of 2001. Sales increased $3.2 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $3.2 million in 2001. Excluding the effect of acquisitions and currency translation, revenues increased $10.7 million, or 6%. Growth in each of the segment's major business units contributed to the sales increase, particularly demand for clinical diagnostic products and mass spectrometry equipment, including ion trap instruments and triple quadrupole mass spectrometers used in proteomics and drug discovery research.

      Segment income margin increased to 12.0% in the third quarter of 2001 from 4.4% in the third quarter of 2000. The segment's margin increased primarily due to restructuring and unusual charges recorded in 2000, discussed below. Excluding restructuring and unusual costs of $0.3 million in 2001 and $16.2 million in 2000, segment income margin was 12.2% in 2001 and 12.9% in 2000. Lower profitability due to research and development expenditures on proteomics initiatives was offset in part by the effect of higher revenues at the businesses discussed above. In the third quarter of 2001, the segment recorded cash costs of $0.3 million, primarily for severance (Note 7). Restructuring costs in 2000 represent $8.4 million of provision for inventories and warranties, $1.4 million of asset writedowns, $5.1 million of cash costs for severance and abandoned facilities, and $1.3 million of other cash costs.

<

>
                           THERMO ELECTRON CORPORATION

Third Quarter 2001 Compared With Third Quarter 2000 (continued)
---------------------------------------------------

Optical Technologies
--------------------

      Sales in the Optical Technologies segment decreased $10.2 million to $119.4 million in the third quarter of 2001. The unfavorable effects of currency translation resulted in a decrease in revenues of $0.9 million in 2001. Sales increased $0.6 million due to acquisitions, net of a divestiture. Excluding the effect of acquisitions, a divestiture, and currency translation, revenues decreased $9.9 million, or 8%. The decrease in revenues was due in part to $8.3 million of lower sales of temperature control products due to a severe slowdown in the semiconductor industry. This market, together with the telecommunications sector, are cyclical industries that have experienced downturns in 2001. These downturns also led to lower sales of other equipment and components sold to these industries, offset in part by $3.9 million of higher demand for semiconductor-based lasers used in industrial, research and development, and life sciences applications. The Company expects that the slowdowns in semiconductor and telecommunication markets will continue to unfavorably affect the segment's comparative results in the fourth quarter of 2001. Excluding divestitures, the segment's backlog has decreased 18% since year-end 2000 to $212.4 million.

      Segment income margin was negative 0.2% in the third quarter of 2001, compared with 2.9% in the third quarter of 2000. Excluding restructuring and unusual costs, net, of $2.3 million in 2001 and $6.3 million in 2000, segment income margin was 1.7% in 2001 and 7.7% in 2000. The decrease in segment income margin was due to a lower contribution towards fixed costs resulting from a decline in revenues and $3.0 million of higher operating losses at Spectra-Physics, Inc. The increase in losses at Spectra-Physics was due to telecom product introductions and associated start-up costs. In the third quarter of 2001, the segment recorded charges of $2.3 million, including $1.8 million of cash costs, primarily for severance, $0.4 million of loss on the sale of a small business unit, and $0.1 million of asset writedowns associated with abandoned property (Note 7). Restructuring costs in 2000 represent $2.9 million in provisions for inventories and warranties, a $1.5 million writeoff of in-process research and development at an acquired business, $1.2 million of other cash costs, a $0.6 million writedown of goodwill on a business held for sale, and $0.1 million of asset writedowns.

Measurement and Control
-----------------------

      Sales in the Measurement and Control segment decreased $36.0 million to $196.1 million in the third quarter of 2001. Sales decreased $25.4 million due to divestitures. The segment's divestitures that affected the comparison primarily included the Spectra Precision businesses in July 2000 and several businesses sold in 2001, discussed below. The unfavorable effects of currency translation resulted in a decrease in revenues of $2.6 million in 2001. Excluding the effect of divestitures and currency translation, revenues decreased $8.0 million, or 4%. The decrease was primarily due to lower sales of process instruments, including reduced shipments to U.S. steel manufacturers as a result of a slowdown in that industry and lower sales of weighing and inspection equipment due to competitive pressures. This decrease in revenues was offset in part by $1.9 million of higher sales of environmental-monitoring equipment due in part to demand from the construction industry and upgrades of power plants. A downturn in certain markets served by the segment will continue to unfavorably affect the segment's comparative results in the fourth quarter of 2001. Excluding divestitures, the segment's backlog has decreased 16% since year-end 2000 to $141.0 million.

      In August 2001, the segment sold its Pharos Marine unit, which manufactures and sells marine navigation equipment and systems. In July 2001, the segment sold its ThermoMicroscopes unit, a manufacturer of scanning probe microscopes. In April 2001, the segment sold its CAC and Mid South businesses, which provide the oil and gas industry with wellhead safety and control products. The businesses were sold for net proceeds of $46 million and were cyclical and/or noncore units. The businesses had aggregate revenues and segment income before restructuring and unusual costs of $31.3 million and $3.4 million, respectively, in the first nine months of 2001, and aggregate revenues and segment loss before restructuring costs and unusual income, net, of $70.6 million and $2.1 million, respectively, in the full year 2000.


<

>
                           THERMO ELECTRON CORPORATION

Third Quarter 2001 Compared With Third Quarter 2000 (continued)
---------------------------------------------------

      Segment income margin decreased to 8.3% in the third quarter of 2001 from 47.5% in the third quarter of 2000, primarily due to restructuring and unusual income, net, in 2000. Segment income margin, excluding restructuring and unusual costs of $4.8 million in 2001 and restructuring and unusual income, net, of $85.4 million and a $1.7 million operating loss in the period of sale of a divested business in 2000, decreased to 10.7% in 2001 from 11.7% in 2000. The decrease in segment income margin resulted primarily from lower revenues at certain of the businesses discussed above and lower contribution towards fixed costs, offset in part by cost reduction measures initiated in the fall of 2000 and in the second quarter of 2001. In the third quarter of 2001, the segment recorded charges of $4.8 million, net, including a $4.7 million loss, net, on the sale of businesses, principally the segment's Pharos Marine unit. In addition, the segment recorded cash costs of $0.1 million, primarily for abandoned facilities (Note 7). Restructuring and unusual income, net, of $85.4 million in 2000 represents a gain on the sale of a business of $115.4 million, offset by $8.0 million of provision for inventories, $14.2 million of asset writedowns, $2.4 million for the writedown of goodwill, and $5.4 million of cash costs, primarily for severance and abandoned facilities.

Other Income (Expense), Net
---------------------------

      The Company reported other income, net, of $11.6 million in the third quarter of 2001 and other expense, net, of $36.4 million in the third quarter of 2000 (Note 3). Other income and expense, net, includes interest income, interest expense, equity in earnings (losses) of unconsolidated subsidiaries, gain on investments, net, and other items, net. Interest income increased to $19.3 million in 2001 from $10.0 million in 2000, primarily due to investment of the proceeds from the sale of businesses, including discontinued operations, offset in part by cash used for the repurchase of Company common stock and debentures and lower market interest rates. The Company expects that a trend of lower market interest rates in 2001 will continue to adversely affect the yield it earns from investments. Interest expense decreased to $18.4 million in 2001 from $20.5 million in 2000, as a result of the maturity and repurchase of debentures.

      The Company recorded income from equity in earnings of unconsolidated subsidiaries of $1.7 million in 2001, compared with a loss of $26.0 million in 2000. Equity in earnings of unconsolidated subsidiaries primarily relates to an investment in FLIR Systems, Inc., which undertook significant restructuring actions in 2000. During 2001, the Company had a gain on sale of investments, net, of $9.3 million, compared with gains of $0.2 million in 2000. The 2001 gain includes $8.6 million from the sale of 350,000 shares of FLIR. Of the total gain from the sale of FLIR, $4.5 million represents a recovery of previous writedowns on the FLIR shares that were sold during the period. The Company had $0.3 million and $0.1 million of net currency losses in 2001 and 2000, respectively.

Provision for Income Taxes
--------------------------

      The Company's effective tax rate was 37.5% and 90.3% in the third quarter of 2001 and 2000, respectively. The effective tax rate in 2000 includes the effect of the sale of the Spectra Precision businesses, which had a lower tax basis than book basis, resulting in a significant tax gain on the sale. Excluding the tax effect of restructuring and unusual costs or income, the effective tax rate was 37.5% and 38.9% in 2001 and 2000, respectively. The effective tax rate exceeded the statutory federal income tax rate in both periods due to the impact of state income taxes and nondeductible expenses, including amortization of goodwill.

Minority Interest Income
------------------------

      The Company recorded minority interest income of $0.5 million and $0.2 million in the third quarter of 2001 and 2000, respectively, representing minority shareholders' allocable share of losses at Spectra-Physics.

<

>
                           THERMO ELECTRON CORPORATION

Third Quarter 2001 Compared With Third Quarter 2000 (continued)
---------------------------------------------------

Income from Continuing Operations
---------------------------------

      Income from continuing operations before extraordinary item was $25.7 million in the third quarter of 2001, compared with $7.3 million in the third quarter of 2000. Results in both periods were affected by unusual items, discussed above. Excluding the unusual items in both periods, income from continuing operations before extraordinary item increased to $28.8 million in 2001 from $26.2 million in 2000 due to the reasons discussed above.

Extraordinary Item
------------------

      The Company repurchased debentures during the third quarter of 2001, resulting in an extraordinary gain of $0.6 million, net of tax (Note 11).

Litigation and Related Contingency
----------------------------------

      The Company's Thermo Finnigan subsidiary was involved in a patent dispute with Bruker Daltonics, Inc. and Agilent, Inc. This matter was settled during the third quarter of 2001 with no payments by any of the parties.

Discontinued Operations

      The Company's power generation business had income of $5.0 million in the third quarter of 2000, net of taxes and minority interest. The chief components of this business were sold in June and July 2001 (Note 8).

First Nine Months 2001 Compared With First Nine Months 2000
-----------------------------------------------------------

Continuing Operations

      Sales in the first nine months of 2001 were $1.629 billion, a decrease of $75.0 million from the first nine months of 2000. Excluding the effect of acquisitions, divestitures, and foreign currency translation, revenues increased $116.2 million, or 8%. Foreign currency translation had an unfavorable effect on revenues as discussed below by segment, due to the strengthening of the U.S. dollar relative to other currencies of countries in which the Company operates.

      Operating income was $82.6 million in 2001, compared with $222.2 million in 2000. Segment income decreased to $119.1 million in 2001 from $254.8 million in 2000. Operating and segment income in 2001 were affected by restructuring and other unusual costs (Note 7). Operating and segment income in 2000 were affected by a gain from the sale of a business, offset in part by restructuring and other unusual costs as well as a $1.7 million operating loss in the third quarter at a business that was sold. Excluding these unusual items, which totaled $50.4 million of expense in 2001 and $74.0 million of income in 2000, segment income was $169.5 million in 2001 and $180.8 million in 2000. The unusual items in both periods are discussed below. Segment income excluding unusual items decreased due to a reduction in segment income of $13.1 million from businesses divested. The Company also recorded $2.3 million of incremental amortization expense in 2001, which resulted primarily from the purchase of the minority interests of formerly public subsidiaries, offset in part by lower amortization expense following certain divestitures. These decreases in segment income were offset in part by profitability growth at certain businesses discussed below.

      The Company undertook restructuring actions in the second quarter of 2001 to reduce costs in businesses affected by a severe slowdown in the telecommunications and semiconductor industries as well as other market sectors hurt by a slowing economy, including the U.S. steel industry. In addition to the actions to reduce costs, the Company recorded a provision for inventories to discontinue certain mature or unprofitable product lines and inventories made redundant by combining businesses and for excess telecommunication inventories at Spectra-Physics. The unusual

<

>
                           THERMO ELECTRON CORPORATION

First Nine Months 2001 Compared With First Nine Months 2000 (continued)
-----------------------------------------------------------

items in both periods are discussed below and in more detail in Note 7. The Company expects that the restructuring actions will result in annual cost reductions of $25 million generally beginning in the fourth quarter of 2001 and in 2002, including $4 million in the Life Sciences segment, $12 million in the Optical Technologies segment, $7 million in the Measurement and Control segment, and $2 million at the Company's corporate office. The Company is evaluating additional restructuring actions that it may undertake in the fourth quarter of 2001, including its plan to eliminate up to 500 positions. The Company has not finalized its plans nor quantified the expected cost of any such actions.

Life Sciences
-------------

      Sales in the Life Sciences segment increased $41.1 million to $612.3 million in the first nine months of 2001. Sales increased $11.2 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $19.2 million in 2001. Excluding the effect of acquisitions and currency translation, revenues increased $49.1 million, or 9%. Each of the segment's major business units contributed to the sales increase with three quarters of the growth split approximately evenly among sales of biosciences equipment and mass spectrometry products. The increase in sales of biosciences equipment included sample-preparation equipment and microplate and liquid handling products due to strong demand from the drug discovery market and expanded distribution channels. Higher sales of mass spectrometers resulted primarily from strong sales of ion trap instruments used in proteomics and drug discovery research. In addition, the segment had higher revenues from clinical diagnostic products, including rapid diagnostic tests.

      Segment income margin increased to 10.8% in the first nine months of 2001 from 10.7% in the first nine months of 2000. The segment's margin in both periods was affected by restructuring and unusual charges, discussed below. Excluding restructuring and unusual costs, net, of $11.5 million in 2001 and $16.2 million in 2000, segment income margin was 12.6% in 2001 and 13.5% in 2000. The decrease in segment income margin was primarily due to an increase in goodwill amortization as a result of the purchase of the minority interests of formerly public subsidiaries. Excluding the additional amortization expense and the restructuring and unusual charges, segment income margin was 13.2% in 2001. Lower profitability due to research and development expenditures on proteomics initiatives was offset in part by the effect of higher revenues at the businesses discussed above. In the first nine months of 2001, the segment recorded charges of $11.5 million, including cash costs of $4.0 million for severance and abandoned facilities, $2.2 million of asset writedowns, and $1.8 million of provision for inventories. The segment also recorded a charge of $3.4 million for the writeoff of in-process research and development at an acquired business. The Company does not expect that the effort required to complete the products in development at the acquired business will materially affect the segment's future results of operations (Note 7). Restructuring costs in 2000 represent $8.4 million of provision for inventories and warranties, $1.4 million of asset writedowns, $5.1 million of cash costs for severance and abandoned facilities, and $1.3 million of other cash costs.

Optical Technologies
--------------------

      Sales in the Optical Technologies segment increased $45.8 million to $398.3 million in the first nine months of 2001. Sales increased $1.9 million from acquisitions, net of a divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $8.0 million in 2001. Excluding the effect of acquisitions, a divestiture, and currency translation, revenues increased $51.9 million, or 15%. The increase in revenues was due in part to $32.6 million of increased demand for semiconductor-based lasers used in industrial, research and development, and life sciences applications. The balance of the increase was due to higher sales in the first half of 2001 of molecular beam epitaxy systems and components to the semiconductor industry and, to a lesser extent, increased sales of photonics products including gratings and other optical components used in systems for lithography and telecommunication devices.

<

>
                           THERMO ELECTRON CORPORATION

First Nine Months 2001 Compared With First Nine Months 2000 (continued)
-----------------------------------------------------------

      Segment income margin was 3.1% in the first nine months of 2001 and 5.8% in the first nine months of 2000. Excluding restructuring and unusual costs of $13.7 million in 2001 and $6.3 million in 2000, segment income margin was 6.5% in 2001 and 7.6% in 2000. The decrease in segment income margin excluding unusual costs was primarily due to $3.3 million of operating losses at Spectra-Physics from its telecom product introductions and associated start-up costs. In addition, the segment recorded $1.0 million of higher goodwill amortization in 2001 following the purchase of the minority interests of formerly public subsidiaries. In the first nine months of 2001, the segment recorded net charges of $13.7 million, including $7.0 million of provisions for inventories, $5.5 million of cash costs for severance, abandoned facilities, and other costs, $1.1 million of asset writedowns, and a loss of $0.1 million, net, from the sale of assets (Note 7). Restructuring costs in 2000 represent $2.9 million in provisions for inventories and warranties, a $1.5 million writeoff of in-process research and development at an acquired business, $1.2 million of other cash costs, a $0.6 million writedown of goodwill on a business held for sale, and $0.1 million of asset writedowns.

Measurement and Control
-----------------------

      Sales in the Measurement and Control segment decreased $163.5 million to $629.8 million in the first nine months of 2001. Sales decreased $159.3 million due to divestitures, net of an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $17.8 million in 2001. Excluding the effect of divestitures, an acquisition, and currency translation, revenues increased $13.6 million, or 2%. Revenues from the sale of environmental monitoring equipment increased $9.5 million due in part to demand from the construction industry and upgrades of power plants. In addition, revenues from the sale of spectroscopy instruments increased due to higher shipments following the release of new products. These increases were offset in part by $7.3 million of lower sales of process instruments. The lower sales of process instruments primarily included weighing and inspection equipment due to competitive pressures and equipment sold to the U.S. steel industry due to a downturn in that market. In April 2001, the segment sold businesses that contributed $4.4 million of the sector's internal revenue growth in the first nine months of 2001.

      Segment income margin decreased to 6.5% in the first nine months of 2001 from 21.8% in the first nine months of 2000, primarily due to restructuring and unusual charges, net, in 2001 and unusual income, net, in 2000. Segment income margin, excluding restructuring and unusual costs, net, of $25.2 million in 2001 and unusual income, net, of $98.2 million in 2000, and a $1.7 million third quarter operating loss in 2000 for a business divested in that period, increased to 10.5% in 2001 from 9.7% in 2000. The increase in segment income margin resulted primarily from higher revenues at certain of the businesses discussed above together with cost reduction measures initiated in 2000 and 2001. These improvements were offset in part by lower profitability at the business units discussed above that had declining revenues. In the first nine months of 2001, the segment recorded charges of $25.2 million, including $11.0 million, net, for the loss on sale of businesses or writedowns of businesses subsequently sold; cash costs of $7.8 million for severance, abandoned facilities, and other exit costs; $4.5 million of provisions for inventories; and $1.9 million of asset writedowns (Note 7). The businesses for which the segment recorded a loss on or prior to sale were ThermoMicroscopes and Pharos Marine. Unusual income, net, of $98.2 million in 2000 includes a gain of $127.9 million on the sale of businesses, offset in part by restructuring and other unusual charges taken in the third quarter.

Other Income (Expense), Net
---------------------------

      The Company reported other income, net, of $7.7 million and other expense, net, of $68.7 million in the first nine months of 2001 and 2000, respectively (Note 3). Interest income increased to $54.2 million in 2001 from $27.6 million in 2000, primarily due to proceeds from the sale of businesses, including discontinued operations, offset in part by cash used in 2000 for the purchase of the minority interests of formerly public subsidiaries and in 2001 for repurchases of the Company's debt and equity securities. Interest expense decreased to $57.7 million in 2001 from $65.1 million in 2000, as a result of the maturity and repurchase of debentures.

<

>
                           THERMO ELECTRON CORPORATION

First Nine Months 2001 Compared With First Nine Months 2000 (continued)
-----------------------------------------------------------

      The Company recorded income from equity in earnings of unconsolidated subsidiaries of $2.9 million in 2001 and incurred a net loss of $41.1 million in 2000, primarily related to its investment in FLIR, which undertook significant restructuring actions in 2000. The Company had gains on investments, net, of $8.5 million and $6.6 million in 2000. The gain in 2001 includes $8.6 million from the sale of 350,000 shares of FLIR. Of the total gain from the sale of FLIR, $4.5 million represents a recovery of previous writedowns of FLIR. The gain in 2001 was reduced by a charge of $2.0 million to write down an available-for-sale investment due to impairment that the Company deemed other than temporary. In 2000, other expense, net, also includes $3.4 million of net currency gains, primarily resulting from hedging activities at Spectra-Physics, which elected early adoption of Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Provision for Income Taxes
--------------------------

      The Company's effective tax rate was 38.5% and 65.1% in the first nine months of 2001 and 2000, respectively. Excluding the tax effect of restructuring and unusual costs or income, the effective tax rate was 38.6% and 39.5% in 2001 and 2000, respectively. The effective tax rate exceeded the statutory federal income tax rate in both periods due to the impact of state income taxes and nondeductible expenses, including amortization of goodwill.

Minority Interest Income (Expense)
----------------------------------

      The Company recorded minority interest income of $1.3 million in the first nine months of 2001 and minority interest expense of $10.1 million in the first nine months of 2000, representing minority shareholders' allocable share of subsidiary losses or earnings. Minority interest expense decreased due to the purchase in 2000 of the minority interest in all of the Company's formerly public subsidiaries in continuing operations except Spectra-Physics. In 2001, Spectra-Physics incurred a loss and minority interest income represents the minority shareholders' share of the loss.

Income from Continuing Operations
---------------------------------

      Income from continuing operations before extraordinary item and cumulative change in accounting principle was $56.9 million in the first nine months of 2001, compared with $43.5 million in the first nine months of 2000. Results were affected by unusual items, discussed above. Excluding unusual items in both periods, income from continuing operations before extraordinary item and cumulative change in accounting principle increased to $89.7 million in 2001 from $65.8 million in 2000 due to the improvements discussed above.

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

Discontinued Operations
-----------------------

      In February 2001, the Company sold Thermo Cardiosystems to Thoratec Corporation in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions limit the Company's ability to sell these shares, although the restrictions fully lapse in August 2002. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for the decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. Further changes in the market value of Thoratec common stock may materially affect the ultimate

<

>
                           THERMO ELECTRON CORPORATION

First Nine Months 2001 Compared With First Nine Months 2000 (continued)
-----------------------------------------------------------

proceeds from the disposal of discontinued operations. Excluding potential changes in the market value of Thoratec common stock, the Company is not currently aware of any known trends, events, or other uncertainties involving discontinued operations that it expects will cause the ultimate loss on disposal of discontinued operations to differ materially from the amounts recorded to date. Any difference from the amounts recorded would be reported as an adjustment to the ultimate loss on disposal of discontinued operations. In the third quarter of 2001, the Company completed the sale of 4.7 million shares of Thoratec for proceeds of $75.5 million, of which $5.9 million was received in early October 2001. The Company sold the chief components of its discontinued power generation business in June and July 2001 for proceeds of $249 million, net of cash divested, and realized a net of tax gain of $15.6 million on the disposition. The power generation business had income of $9.0 million in the first nine months of 2000, net of taxes and minority interest.

Liquidity and Capital Resources

      Consolidated working capital was $1.62 billion at September 29, 2001, compared with $1.74 billion at December 30, 2000. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1.23 billion at September 29, 2001, compared with $1.03 billion at December 30, 2000. In addition, the Company had $10.9 million of long-term available-for-sale investments at September 29, 2001, compared with $17.1 million at December 30, 2000.

      Cash provided by operating activities was $126.1 million during the first nine months of 2001, including $104.7 million from continuing operations. Cash of $27.3 million was used to fund an increase in inventories. Approximately half of the increase in inventories was at the Measurement and Control segment due to new product introductions in certain units and lower than anticipated shipments in other units. An increase in other current liabilities provided $24.5 million of cash, including $15.4 million of accrued income taxes and $10.1 million of accrued interest, due to the timing of payments. In connection with certain restructuring actions undertaken by the Company's continuing operations, the Company had accrued $21.4 million for restructuring and unusual costs at September 29, 2001. The Company expects to pay $16.9 million of this amount for severance, employee retention, and other costs primarily through January 2002. The remaining balance of $4.5 million will be paid through the expiration of lease obligations in 2007. In addition, at September 29, 2001, the Company had accrued $8.7 million for acquisition expenses. Accrued acquisition expenses includes $1.4 million of severance obligations, which the Company expects to pay primarily through 2001. The balance, which primarily represents abandoned-facility payments, will be paid over the remaining terms of the leases through 2014.

      During the first nine months of 2001, the primary investing activities of the Company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant, and equipment, the sale of businesses, and acquisitions. The Company's continuing operations expended $55.0 million, net of dispositions, for purchases of property, plant, and equipment and $14.1 million, net of cash acquired, for acquisitions. In addition, in the first nine months of 2001, the Company's continuing operations sold businesses for aggregate proceeds, net of cash divested, of $46.8 million. During the first nine months of 2001, investing activities of the Company's discontinued operations provided $477.4 million of cash, primarily representing proceeds, net of cash divested, of $347.0 million from the sale of businesses and proceeds of $69.6 million from the sale of Thoratec common stock.

      The Company's financing activities used $476.1 million of cash during the first nine months of 2001, including $285.0 million for continuing operations. During the first nine months of 2001, the Company's continuing operations expended $40.2 million for the repayment of long-term obligations and received net proceeds of $46.4 million from the exercise of employee stock options. During the first nine months of 2001, the Company expended $307.5 million to repurchase its securities. As of September 29, 2001, the Company had $2 million remaining under Board of Directors' authorizations to repurchase its own securities. In October and November 2001, the Company's Board of Directors authorized the repurchase of two additional $100 million tranches of its own securities through October 10,

<

>
                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

2002 and November 6, 2002. Such purchases may be made in the open market, or in negotiated transactions. During the first nine months of 2001, the financing activities of the Company's discontinued operations used $191.1 million of cash, including cash at the Company's Kadant subsidiary, which was spun off in August 2001 (Note 8), and the repayment of debt.

      The Company has no material commitments for purchases of property, plant, and equipment and expects that for 2001, such expenditures will approximate $85
- 90 million.

      The Company believes that its existing resources are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2000, except that the Company owns 14.6 million shares of Thoratec common stock from the sale of Thermo Cardiosystems (Note 8). During the first quarter of 2001, the Company recorded a writedown of its carrying value of the Thoratec shares due to a decline in Thoratec's market value. Thoratec's market value per share increased significantly in the second quarter. As a result of the increase in market value of Thoratec shares, a 10% decline in the market value of Thoratec shares at September 29, 2001, will not result in an additional loss from discontinued operations. The ultimate proceeds from the disposition of discontinued operations, however, may be materially affected by changes in the market value of Thoratec common stock. A 10% decline in the market value of Thoratec common stock at September 29, 2001, would result in a reduction in the after-tax proceeds from the disposal of discontinued operations of $15 million.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On July 12, 2001, the Company filed a Current Report on Form 8-K with respect to the Board of Director's approval of the distribution of all the shares of common stock of Kadant Inc. held by the Company to holders of record of the Company's common stock as of July 30, 2001.

      On August 6, 2001, the Company filed a Current Report on Form 8-K with respect to the Information Statement detailing the distribution of the shares of common stock of Kadant Inc. held by the Company.

      On August 6, 2001, the Company filed a Current Report on Form 8-K with respect to the Company's financial results for the quarter ended June 30, 2001.

      On August 9, 2001, the Company filed a Current Report on Form 8-K with respect to the distribution on August 8, 2001, of 0.0612 of a share of common stock of Kadant Inc. as a dividend on each share of the Company's common stock outstanding as of July 30, 2001.



<

>
                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November 2001.

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


<

>
                          THERMO ELECTRON CORPORATION

                                 Exhibit Index


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

 10.1 Executive Severance Agreement dated as of September 21, 2001, by and between the Registrant and Brian D. Holt.

 10.2 Executive Severance Agreement dated as of October 30, 2001, by and between the Registrant and Colin Maddix.