Form 10-K
period 2001-12-29
THERMO ELECTRON CORP
filed 2002-03-15
CIK 97745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 29, 2001

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

Title of each class                    Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, $1.00 par value                            New York Stock Exchange
Preferred Stock Purchase Rights                          New York Stock Exchange
3 1/4% Subordinated Convertible Debentures due 2007      American Stock Exchange
4% Subordinated Convertible Debentures due 2005          American Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 25, 2002, was approximately $3,946,627,000.

As of January 25, 2002, the Registrant had 175,210,210 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Electron's Annual Report to Shareholders for the year ended December 29, 2001, are incorporated by reference into Parts I and II, and sections of the company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002, are incorporated by reference into Part
III. Copies of these documents can be obtained at no cost by calling the company's Investor Relations department at 781-622-1111.

                                     PART I

Item 1.  Business
         --------

(a)   General Development of Business
      -------------------------------

      Thermo Electron Corporation (also referred to in this document as "Thermo Electron," "we," the "company," or the "registrant") is a global leader in the development, manufacture, and sale of technology-based instrument systems, components, and solutions used in virtually every industry to monitor, collect, and analyze data to provide knowledge for the user. For example, our powerful analysis technologies help biotech researchers sift through data to make the discoveries that will fight disease or prolong life; allow telecommunications equipment manufacturers to fabricate components required to increase the speed and quality of communications; and monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently and safely.

      In the late 1980s, Thermo Electron adopted a strategy of spinning out certain businesses into separate public subsidiaries in which we kept a majority ownership. By 1997, we had spun out 22 public entities serving many diverse markets. To simplify our structure, we commenced in 1999 a major reorganization that ultimately consisted of taking private all of our public subsidiaries, selling noncore businesses with aggregate revenues in excess of $1.5 billion, and spinning off our paper-recycling and medical products businesses. This reorganization was substantially completed in February 2002, with the spin-in of Spectra-Physics, Inc., our last publicly traded subsidiary.

      The businesses spun off and sold as part of our reorganization have been accounted for as discontinued operations (see "Description of Business - Principal Products and Services"). Except where indicated, the information presented in this Form 10-K pertains to our continuing operations.

      Our strategy going forward is to focus on integrating our operations to improve productivity and enable us to better serve our customers with improved products, technologies, and complete integrated systems and services. We also intend to emphasize internal growth by investing proceeds from the sale of noncore businesses to pursue developments in the markets that we serve that have potential for high-growth. In addition, we plan to augment that growth with strategic acquisitions that expand the reach of our technology by either rounding out our product lines or bringing them to new markets.

      Thermo Electron is a Delaware corporation and was incorporated in 1956. The company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.

Forward-looking Statements

      We may make forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, throughout this Annual Report on Form 10-K. Any statements in this document that are not statements of historical fact may be considered forward-looking. As you read this document, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and other similar expressions are intended to identify forward-looking statements. A number of important factors could cause the company's results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in our 2001* Annual Report to Shareholders, which statements are incorporated in this document by reference.

(b)   Financial Information About Segments
      ------------------------------------

      Financial information about the company's segments (also called "sectors") is summarized in Note 3 to Consolidated Financial Statements in our 2001 Annual Report to Shareholders, which is incorporated in this document by reference.


--------------------
* References to 2001, 2000, and 1999 herein are for the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively.


<

>



(c)   Description of Business
      -----------------------

      (i)  Principal Products and Services
           -------------------------------

      We report our business in three principal sectors (segments):
Life Sciences, Optical Technologies, and Measurement and Control.

Life Sciences

      We address the biotechnology and pharmaceutical markets, as well as the clinical laboratory and healthcare industries, through our Life Sciences sector. This sector is organized into four divisions: bioscience technologies, analytical instruments, informatics, and clinical diagnostics.

      Bioscience technologies encompasses a broad range of instruments and consumables, such as microplate-based handling and reading equipment, optical biosensors, polymerase chain reaction (PCR) thermal cyclers for deoxyribonucleic acid (DNA) amplification, magnetic particle-based molecular separation instruments, and single nucleotide polymorphism (SNP) scoring systems. Consumables include reagents, microtiter plates, liquid-handling pipettes, and pipette tips. Biosciences instruments are used primarily by pharmaceutical companies for drug discovery and development, testing, and quality control, and by biotechnology companies and universities for research leading to knowledge about diseases and possible treatments. These products are typically used on the "front end" of multi-instrument systems, as the instruments prepare and handle samples prior to being loaded into other, advanced instruments.

      This division also includes a range of scientific equipment used for the preparation and preservation of chemical and biological samples, principally in research settings for pharmaceutical, academic, and government customers. Products include cell culture incubators, ultralow-temperature freezers, high-speed centrifuges, centrifugal vacuum concentrators, biological safety cabinets, cryopreservation storage tanks, and laboratory freeze dryers. We also design, manufacture, and market electrochemistry products, including pH and ion-selective electrolyte (ISE) and other technologies for quality assurance and regulatory compliance, primarily in the environmental, food and beverage, chemical, pharmaceutical, and biomedical research industries. These products determine the quality of various substances, from food and pharmaceuticals to water and wastewater, by measuring their pH, specific ion concentration, dissolved oxygen, and conductivity.

      Analytical instruments includes our offerings of mass spectrometers, liquid and gas chromatographs, and multi-meters instrument combinations of these products, along with consumable products such as the vials, syringes, and columns necessary for chromatography. These systems are used by the pharmaceutical industry for drug development, testing, and quality control, and by the biotechnology industry for research leading to knowledge about disease and possible treatments. A significant and growing application for these instruments is proteomics, the study of proteins. Most drugs - about 90 percent
- interact with proteins, so multi-instrument systems that can rapidly identify and quantify proteins are of increasing value to pharmaceutical and biotechnology customers. We continue to introduce new systems that offer a total solution for high-throughput analysis, such as our Surveyor high performance liquid chromatograph, LCQ Deca mass spectrometer, TurboSEQUEST(R) software, and TSQ(R) Quantum - the first high-resolution, ultracompact benchtop triple quadrupole mass spectrometer.

      Informatics laboratory information management systems facilitate the monitoring and analysis of samples by storing and organizing the massive amounts of analytical data gathered in laboratories, industrial settings, and clinical-testing sites. We are a leading supplier of laboratory information management systems, and provide chromatography data systems (CDS) to analyze chromatographic data obtained via gas or liquid chromatography and capillary electrophoresis.

<

>


      Clinical diagnostics equipment and supplies are used by healthcare laboratories in doctors' offices and hospitals to detect and diagnose disease. Products in this group include sample-preparation instruments and materials to highlight abnormal cells, blood gas and ISE consumables, chemistry reagents, clinical-biochemistry instruments and automation equipment, and rapid diagnostic tests for use in physicians' offices. Our rapid diagnostic products currently test for influenza A and B, Streptococcus A and B, pregnancy, Rotavirus, mononucleosis, Chlamydia, and Clostridium difficile toxin A.

Optical Technologies

      We are a leader in optical and semiconductor equipment systems and technologies that control and apply light throughout the electromagnetic spectrum for many different uses. Products within the Optical Technologies sector are used in multiple markets - particularly the scientific instrument, microelectronics, biomedical, and telecommunications industries - to research, fabricate, and analyze advanced materials. These products are grouped into three divisions: photonics, semiconductor, and temperature control.

      Photonics businesses manufacture optical and optoelectronics components and systems that are used in a variety of industries, including scientific and medical instruments, telecommunications, and semiconductor applications. For example, our diffraction gratings are used in the line-narrowing packages of excimer lasers used for photolithography systems in semiconductor manufacturing, and in the fabrication of "grisms" (grating and prism) for the multiplexing and demultiplexing of wavelengths in optical telecommunications.

      This division also includes Spectra-Physics, a leader in the design, development, manufacture, and distribution of semiconductor-based lasers and laser optics for a broad range of applications, including active and passive components for telecommunications. Passive components are used to mix, filter, and adjust the optical signals transmitted through a fiber-optic network, while active components generate and amplify optical signals, or light. Spectra-Physics has also developed high-power semiconductor-based laser products for a variety of other commercial markets, including computer and microelectronics manufacturing, industrial manufacturing, medical image recording, and research and development.

      Semiconductor products are used in the manufacture of capital equipment that produces and tests semiconductor chips. In particular, we are the leading supplier of molecular beam epitaxy (MBE) systems for the manufacture of gallium arsenide and other compound semiconductor devices. The largest application of these systems is for microwave devices used in cellular telephones and other high-speed wireless communications devices. In 1999, we introduced the V150 MBE, a successor to our V100 MBE system. The V150 MBE helps customers keep pace with the rapidly growing demand for high-speed telecommunications devices by significantly increasing semiconductor production capacity. In 2000, we introduced the Theta Probe, a next-generation semiconductor metrology tool, to analyze defects in ultra-thin surface layers of a chip.

      Temperature control systems are necessary for laser, semiconductor, analytical, laboratory, industrial, and research and development applications. We are the leading manufacturer of precision temperature-control products for these applications, and also supply instruments that analyze materials for viscosity, surface tension, and thermal properties. Customers include the food and beverage industries as well as manufacturers of paints and ink products, which use high-precision viscometers to maintain the quality and consistency of their products.


<

>


Measurement and Control

      We provide a range of real-time, on-line sensors, monitors, and control systems through our Measurement and Control sector. These products help manufacturers improve and refine their processes to increase productivity and quality. These improvements also help our customers meet government standards for product and worker safety. This sector is organized into three divisions: spectroscopy, process instruments, and environmental instruments.

      Spectroscopy instrumentation uses various optical techniques to determine, in a nondestructive manner, the elemental and molecular composition of a wide range of complex liquids and solids. Customers include pharmaceutical, specialty chemical, steel, and basic material producers, who use these instruments either in a laboratory or integrated directly into the production line.

      Process instruments includes a comprehensive family of online weighing and inspection equipment for consumer products, packaged goods, and bulk materials. Products for the packaged and consumer goods market ensure that each package contains the proper quantity of a specific item. We use a variety of technologies, including X-ray imaging and ultratrace chemical detection, to inspect food, beverage, and pharmaceutical packages to see that they are free of physical contaminants and contain no missing or broken parts. In bulk materials, our product line includes solids-flow-monitoring and level measurement for a wide variety of process industries including food, chemicals, plastics, and pharmaceuticals.

      Also included in this division are online process optimization systems that use proprietary, ultrahigh-speed, noninvasive measurement technologies to analyze the physical and chemical properties of streams of raw materials, such as coal, cement, minerals, and pharmaceuticals, in real time. This technology allows the entire stream of material to be analyzed and eliminates the need for off-line sampling, which can add production time and cost. We also provide process optimization systems that measure the total thickness, basis weight, and coating thickness of web-type finished materials, such as metal strip, plastics, foil, rubber, glass, and paper.

      In addition, we provide sophisticated systems for the field-measurement and sensor sector of the process-control market to improve efficiency, provide process and quality control, maintain regulatory compliance, and increase worker safety. These systems provide real-time data collection, analysis, and local control functions using a variety of technologies, including radiation, radar, ultrasonic, and vibrational measurement principles, as well as flow-monitoring meters, gas chromatography, mass spectrography, and X-ray fluorescence. Industries served include oil and gas, chemical, semiconductor, pharmaceutical, electric utility, minerals and mining, water and wastewater treatment, and pulp and paper.

      Environmental instruments and systems monitor pollutants generated by industrial and mobile sources. These include continuous gaseous and aerosol monitors, and water-quality instruments for assessing ambient air quality, emissions, and effluents from stationary sources. Compounds measured include common air pollutants, aerosols, and organic halogens and carbon. We also provide a comprehensive line of gas detectors for controlling and detecting the presence of combustible and toxic gases for worker and plant safety. These products range from simple handheld, general-purpose portable equipment to more sophisticated fixed systems. In addition, we supply a range of products for monitoring and detecting radiation at power plants, including portable radiation and contamination monitors, as well as electronic dosimetry and hand probes for protecting power plant personnel. These devices are also being used in border crossings and other public venues for public-safety purposes.

Sector Changes
--------------
      During the first quarter of 2002, we fine-tuned the make-up of our three sectors. The Spectroscopy division, formerly part of our Measurement and Control sector, became part of the re-named Life and Laboratory Sciences sector, and our Temperature Control division moved from Optical Technologies to Measurement and Control. We also transferred our business that markets electrochemistry products from the Life and Laboratory Sciences sector into the Measurement and Control sector. We believe this structure enables us to better develop and provide integrated end-to-end solutions based on our customers' needs. These changes will be reflected in our financial reports beginning in the first quarter of 2002.

<

>


Discontinued Operations
-----------------------

      As a result of our January 2000 reorganization plan, a number of businesses have been accounted for as discontinued operations. Businesses in this category included Kadant Inc., a supplier of systems to the paper-making and recycling industry, as well as fiber-based consumer products, and Viasys Healthcare Inc., a manufacturer of a range of medical products for diagnosis and monitoring. Kadant was spun off to shareholders in August 2001 and Viasys was spun off in November 2001. These businesses, together with a number of operating units sold, constituted the company's former Energy and Environment, Biomedical and Emerging Technologies, and Recycling and Resource Recovery segments. At March 15, 2002, two operating units with aggregate revenue of approximately $90 million remained for sale in discontinued operations.

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

      During 2001, 2000, and 1999, we spent $171.6 million, $176.8 million, and $171.1 million, respectively, on research and development.

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

      (v)  Seasonal Influences
           -------------------

      Revenues in the fourth calendar quarter are historically stronger than in the other quarters due to capital spending patterns of industrial and academic customers.

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



<

>



      (viii)  Backlog
              -------

      Our backlog of firm orders at year-end 2001 and 2000 was as follows:

(In thousands)                                                                             2001       2000
----------------------------------------------------------------------------------------------------------

Life Sciences                                                                          $128,652   $118,284
Optical Technologies                                                                    171,572    257,485
Measurement and Control                                                                 133,485    184,621
Other                                                                                     1,328          -
Intersegment                                                                             (2,413)    (4,000)
                                                                                       --------   --------

                                                                                       $432,624   $556,390
                                                                                       ========   ========

      The decrease in backlog in the Optical Technologies and Measurement and Control sectors arose principally due to a slowdown in markets served by these businesses. For further discussion see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The Measurement and Control sector's backlog was $168 million at the end of 2000, excluding businesses subsequently divested. We believe that virtually all of our backlog at the end of 2001 will be filled during 2002.

      (ix) Government Contracts
           --------------------

      Not applicable.

      (x)  Competition
           -----------

      The markets for our products are highly competitive. In general, our success in these markets depends on four factors:

      - technical advances that result in new products and improved price/ performance ratios,
      - our reputation among customers as a quality provider of products and services,
      - active research and application-development programs, and
      - relative prices of our products and services.

      In many markets, we compete with large analytical instrument companies such as Agilent Technologies Inc.; PerkinElmer, Inc.; Varian Associates, Inc.; Waters Corporation; and Hitachi, Ltd. In other markets, we compete with numerous smaller, more specialized firms.

Life Sciences

      Bioscience Technologies. Our principal competitors for laboratory equipment are Kendro Laboratory Products, which is owned by SPX Corporation; New Brunswick Scientific; Jouan S.A.; NuAire Inc.; Sanyo Electric Co. Ltd.; Labconco Corporation; Corning-Costar Corporation; Fisher Scientific International Inc.; Mettler-Toledo International Inc.; Danaher Corporation; Eppendorf AG; Beckman Coulter, Inc.; Metrohm Ltd.; Radiometer; Kyoto; ManTech; and Denver Instruments. We compete primarily on the basis of technical performance, customer service and support, and price.

      In biosciences instruments and consumables, we compete with PerkinElmer; Molecular Devices Corporation; Beckman Coulter; Bio-Rad Laboratories, Inc.; Agilent; MJ Research Technology; Qiagen Corporation; Biacore International, Inc.; Nalge Nunc Inc.; Corning-Costar; Rainin Instruments; Greiner GmbH; and Eppendorf AG. In this market, we compete primarily on the basis of technical performance, user convenience, and price.

<

>


      Analytical instruments. Our principal competitors in this market include Agilent, Waters, Shimadzu Corporation, PerkinElmer, Bruker, and Applied Biosystems, and we compete primarily on the basis of technical performance, customer service and support, and price.

      Informatics. Our competitors include PerkinElmer, PE Biosystems, Beckman Coulter, Agilent, LabVantage Solutions, LIMS U.S., Scientific Software Inc., and Waters. We compete primarily on the basis of technical performance and price.

      Clinical diagnostics. In this market, our principal competitors are Leica Microsystems; Sakura Finetek U.S.A., Inc.; Ventana Corporation; Cytyc Corporation; Wescor Inc.; and Mopec Inc., and we compete primarily on the basis of product quality, price, and customer service.

      In the clinical chemistry reagent market, our competitors include Abbott Laboratories; BioChem Pharma; Chiron Corporation; and Sigma Diagnostics, a division of Sigma-Aldrich Co. Competition in this market is primarily based on product quality and price.

      Competitors in the market for rapid diagnostic test kits include Abbott Laboratories; Becton, Dickinson and Company; Roche-Boeringher Manheim; and Quidel Corporation. We compete primarily on the basis of innovative technology as well as price.

Optical Technologies

      Photonics. We compete primarily on the basis of technical performance, reliability, and price. Principal competitors include Optical Coating Laboratory, Inc.; Newport Corporation; Hamamatsu Photonics K.K.; Barr Associates, Inc; and JY Horiba. At Spectra-Physics we compete primarily on the basis of product quality, technical performance, customer service, and innovative technology. Principal competitors include SDL, Inc.; Coherent, Inc.; Siemens; Thompson-CSF; Lightwave Electronics Inc.; Continuum (a division of
Hoya); and JDS/Uniphase Corporation.

      Semiconductor. We compete primarily with Riber Instruments S.A., Oxford Instruments plc., Physical Electronics Inc., Veeco Instruments Inc., Aixtron AG, EDAX Inc., Kratos Analytical (a subsidiary of Shimadzu), Omicron GmbH, and Oryx Inc. In this market, we compete primarily on the basis of product quality, technical performance, innovative technology, and price.

      Temperature Control. Our temperature control products compete with those of Lauda (Dr. Wobser GmbH & Co. KG); Julabo Labortechnik GmbH; Affinity, Inc.; and Lytron, Inc., primarily on the basis of technical performance, price, and customer service. In the market for mid-level products that operate on a personal-computer platform, our principal competitors are TA Instruments, Inc., a subsidiary of Waters, and Rheometrics Scientific Inc. and we compete primarily on the basis of product quality, technical performance, and price.

Measurement and Control

      Spectroscopy. In the spectroscopy market, our principal competitors are PerkinElmer, Varian, Agilent, and Bio-Rad, and we compete primarily on the basis of product quality, technical performance, innovative technology, and price.

      Process Instruments. Major competitors in the packaged-goods and bulk-materials markets are Ishida Scales Mfg. Co., Ltd.; Mettler-Toledo; Industrial Dynamics Corporation; Carl Schenck AG; and Milltronics Corporation. We compete primarily on the basis of customer service, product quality, and price.

<

>



      Our major competitors for online analysis systems are Scantech Limited; Integrated Measurement Systems, Inc.; Toshiba Corporation; Yokogawa Electric Corporation; and Infrared Engineering Limited. We compete primarily on the basis of technical performance, customer service, and price.

      In the field measurement instruments and sensors market we compete primarily on the basis of product quality, price, and customer service. We compete with a few large competitors in each product area and with many companies within specific industries. Our major competitors include Fisher-Rosemount, a division of Emerson Electric Co., Inc.; Asea Brown Boveri (Holding) Ltd.; and Yokogawa.

      We have a relatively small presence within the large and varied process-control marketplace, which is extremely fragmented and consists of several large companies, including Fisher-Rosemount, Elsag Bailey, and Honeywell Process Control, as well as numerous smaller companies. We compete in this market primarily on the basis of technical performance, customer service, and price.

      Environmental Instruments. Our principal competitors include Monitor Labs Incorporated; Advanced Pollution Instruments; Rupprecht & Pataschnick Co., Inc.; and Mine Safety Appliances Co. We compete in this market primarily on the basis of technical performance, price, and customer service.

      (xii)   Environmental Protection Regulations
              ------------------------------------

      Complying with federal, state, and local environmental protection regulations should not significantly affect our capital spending, our earnings, or our competitive position.

      (xiii)  Number of Employees
              -------------------

      As of December 29, 2001, we employed approximately 12,000 persons as part of our continuing operations.

(d)   Financial Information About Geographic Areas
      --------------------------------------------

      Financial information about geographic areas is summarized in Note 3 to Consolidated Financial Statements in our 2001 Annual Report to Shareholders, which information is incorporated in this document by reference.

(e)   Executive Officers of the Registrant
      ------------------------------------

                                   Present Title (Fiscal Year First Became
      Name                   Age   Executive Officer)
      --------------------------------------------------------------------------

      Richard F. Syron        58   Chief Executive Officer and Chairman of the
                                   Board (1999)
      Marijn E. Dekkers       44   President and Chief Operating Officer (2000)
      Guy Broadbent           38   Vice President; President, Optical
                                   Technologies (2001)
      Marc N. Casper          33   Vice President; President, Life Sciences
                                   (2001)
      Barry S. Howe           46   Vice President; President, Measurement and
                                   Control (2001)
      Theo Melas-Kyriazi      42   Vice President and Chief Financial Officer
                                   (1998)
      Seth H. Hoogasian       47   Vice President, General Counsel, and
                                   Secretary (2001)
      Peter E. Hornstra       42   Corporate Controller and Chief Accounting
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

<

>


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

      Mr. Casper was appointed Vice President of Thermo Electron and President, Life Sciences in December 2001. From July 2000 to July 2001, Mr. Casper was president and chief executive officer of Kendro Laboratory Products, a life sciences company that provides sample-preparation and processing equipment. From May 1999 to June 2000, Mr. Casper was president for the Americas at Dade Behring Inc., a manufacturer of products for the clinical-diagnosis market. From January 1997 to May 1999, Mr. Casper was executive vice president for Europe, Asia, and Intercontinental at Dade Behring Inc. From June 1995 to December 1996, Mr. Casper worked at Bain Capital as a member of the portfolio management group.

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

      Mr. Melas-Kyriazi was appointed Chief Financial Officer in January 1999. He joined the company in 1986 as Assistant Treasurer and served as Treasurer from 1988 until 1994. He was named President and Chief Executive Officer of the company's ThermoSpectra subsidiary in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998.

      Mr. Hoogasian was appointed General Counsel in 1992, Vice President in 1996, and Secretary in 2001.

      Mr. Hornstra was appointed Chief Accounting Officer in January 2001 and Corporate Controller in 1996. From 1995 until 1996 Mr. Hornstra was Assistant Corporate Controller.

Item 2.  Properties
         ----------

      The location and general character of our principal properties by sector as of December 29, 2001, are as follows:

Life Sciences

      We own approximately 1,079,000 square feet of office, engineering, laboratory, and production space, principally in Ohio, California, Massachusetts, Pennsylvania, Texas, Italy, and Germany. We lease approximately 1,115,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts, Texas, New York, Virginia, Finland, England, and France, under various leases that expire between 2002 and 2015.

Optical Technologies

      We own approximately 664,000 square feet of office, engineering, laboratory, and production space, principally in New Hampshire, California, Wisconsin, Arizona, Colorado, and Germany. We lease approximately 655,000 square feet of office, engineering, laboratory, and production space, principally in California, Massachusetts, and England, under various leases that expire between 2002 and 2016.


<

>



Measurement and Control

      We own approximately 765,000 square feet of office, engineering, laboratory, and production space, principally in Wisconsin, Minnesota, New York, New Mexico, Germany, and Switzerland. We lease approximately 1,458,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts, Texas, California, Maryland, England, the Netherlands, Canada, and Australia, under various leases that expire between 2002 and 2030.

Corporate Headquarters

      We own approximately 81,000 square feet of office space in Massachusetts and lease approximately 18,000 square feet of office space in Massachusetts under a lease that expires in 2004.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

      Information concerning the market and market price for our common stock, and our dividend policy, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in our 2001 Annual Report to Shareholders, which information is incorporated in this document by reference.

Item 6.  Selected Financial Data
         -----------------------

      This data is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in our 2001 Annual Report to Shareholders, which data is incorporated in this document by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

      This information is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Annual Report to Shareholders, which information is incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

      These disclosures are included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Annual Report to Shareholders, which disclosures are incorporated in this document by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

      This data is included in our 2001 Annual Report to Shareholders, which data is incorporated in this document by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
         -----------------------------------------------------------------------

      Not Applicable.

<

>


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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

      This information is listed under the captions "Relationship with Affiliates" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.


<

>


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

        List of Financial Statements and Schedules Referenced in this Item 14
        ---------------------------------------------------------------------

        Information incorporated by reference from Exhibit 13 filed herewith:

            Consolidated Statement of Operations
            Consolidated Balance Sheet
            Consolidated Statement of Cash Flows
            Consolidated Statement of Comprehensive Loss and Shareholders'
              Investment
            Notes to Consolidated Financial Statements
            Report of Independent Public Accountants

        Financial Schedule included herewith:

            Schedule II:  Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)     Reports on Form 8-K
        -------------------

        On October 12, 2001, the company filed a Current Report on Form 8-K with respect to the Board of Director's approval of the distribution of all of the shares of common stock of Viasys Healthcare Inc. held by the company to holders of record of Thermo Electron's common stock as of November 7, 2001.

        On November 2, 2001, the company filed a Current Report on Form 8-K with respect to the Information Statement detailing the distribution of the shares of common stock of Viasys Healthcare Inc. held by Thermo Electron.

        On November 2, 2001, the company filed a Current Report on Form 8-K with respect to the company's financial results for the quarter ended September 29, 2001.

        On November 16, 2001, the company filed a Current Report on Form 8-K with respect to the distribution on November 15, 2001, of 0.1461 of a share of common stock of Viasys Healthcare Inc. as a dividend on each share of the company's common stock outstanding as of November 7, 2001.

(c)     Exhibits
        --------

        See the Exhibit Index on page 17.


<

>


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2002                              THERMO ELECTRON CORPORATION

                                                   By: /s/ Richard F. Syron
                                                       -------------------------
                                                       Richard F. Syron
                                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 15, 2002.

Signature                        Title
--------------------------------------------------------------------------------

By:  /s/ Richard F. Syron        Chairman of the Board, Chief Executive Officer,
     Richard F. Syron            and Director (Principal Executive Officer)

By:  /s/ Theo Melas-Kyriazi      Vice President and Chief Financial Officer
     Theo Melas-Kyriazi

By:  /s/ Peter E. Hornstra       Corporate Controller and Chief Accounting
     Peter E. Hornstra           Officer

By:  /s/ Peter O. Crisp          Director
     Peter O. Crisp

By:  /s/ Marijn E. Dekkers       President, Chief Operating Officer, and
     Marijn E. Dekkers           Director

By:  /s/ Frank Jungers           Director
     Frank Jungers

By:  /s/ John L. LaMattina       Director
     John L. LaMattina

By:  /s/ Jim P. Manzi            Director
     Jim P. Manzi

By:  /s/ Robert A. McCabe        Director
     Robert A. McCabe

By:  /s/ Hutham S. Olayan        Director
     Hutham S. Olayan

By:  /s/ Robert W. O'Leary       Director
     Robert W. O'Leary

By:  /s/ Michael E. Porter       Director
     Michael E. Porter

By:  /s/ Elaine S. Ullian        Director
     Elaine S. Ullian


<

>

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Shareholders and Board of Directors of Thermo Electron Corporation:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thermo Electron Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 2002 (except with respect to the matters discussed in Note 19, as to which the date is February 25, 2002). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                            Arthur Andersen LLP


Boston, Massachusetts
February 7, 2002

<

>


SCHEDULE II

                                       Thermo Electron Corporation

                                    Valuation and Qualifying Accounts
                                              (In thousands)



                                    Balance at   Provision                Accounts                 Balance
                                     Beginning  Charged to    Accounts     Written                  at End
Description                            of Year     Expense   Recovered         Off   Other (a)     of Year
----------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts

Year Ended December 29, 2001          $ 30,593    $  6,316    $     23    $ (8,147)   $ (2,260)   $ 26,525

Year Ended December 30, 2000          $ 33,650    $  9,264    $    450    $ (7,211)   $ (5,560)   $ 30,593

Year Ended January 1, 2000            $ 26,938    $  8,614    $    253    $ (8,908)   $  6,753    $ 33,650




                                            Balance at   Established    Activity                   Balance
                                             Beginning    as Cost of  Charged to                    at End
Description                                    of Year  Acquisitions     Reserve    Other (c)      of Year
----------------------------------------------------------------------------------------------------------

Accrued Acquisition Expenses (b)

Year Ended December 29, 2001                  $ 10,070      $    144    $ (1,920)    $ (1,190)    $  7,104

Year Ended December 30, 2000                  $ 19,445      $    352    $ (6,445)    $ (3,282)    $ 10,070

Year Ended January 1, 2000                    $ 16,284      $ 17,252    $ (11,539)   $ (2,552)    $ 19,445



                                            Balance at     Provision    Activity                   Balance
                                             Beginning    Charged to  Charged to                    at End
Description                                    of Year   Expense (e)     Reserve    Other (f)      of Year
----------------------------------------------------------------------------------------------------------

Accrued Restructuring Costs (d)

Year Ended December 29, 2001                  $ 21,024      $ 76,314    $(35,747)    $   (906)    $ 60,685

Year Ended December 30, 2000                  $  5,425      $ 35,785    $(20,216)    $     30     $ 21,024

Year Ended January 1, 2000                    $ 11,320      $  5,931    $(11,177)    $   (649)    $  5,425

(a) Includes allowance of businesses, acquired and sold during the year as described in Note 2 to
    Consolidated Financial Statements in our 2001 Annual Report to Shareholders and the effect of currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in our 2001 Annual Report to Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of goodwill or other intangible assets resulting from finalization of restructuring plans, the effect of currency translation and, in 2001 and 2000, the reserves of businesses sold.
(d) The nature of activity in this account is described in Note 15 to Consolidated Financial Statements in our 2001 Annual Report to Shareholders.
(e) In 2001, excludes $51.1 million of noncash costs, net, primarily for asset writedowns, and excludes a
    $5.9 million loss on litigation. In 2000, excludes $104.6 million of noncash income, net, primarily from the sale of businesses, offset by provisions for asset writedowns, and excludes $0.8 million of cash costs related to two lawsuits. In 1999, includes the reversal of $2.3 million of previously recorded restructuring costs, and excludes provisions of $31.4 million primarily for asset writedowns.
(f) Represents the effect of currency translation.

<

>


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

   3.2 By-laws of the Registrant, as amended and effective as of February 7, 2002.

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

   4.2         Rights Agreement dated as of October 29, 2001, between the
               Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the
               Summary of Rights to Purchase Preferred Stock.

   4.3 Amendment No. 1 to Rights Agreement dated as of February 7, 2002, between the Registrant and American Stock Transfer & Trust
               Company.

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

  10.3 Executive Severance Agreement dated as of January 27, 2000, between the Registrant and Theo Melas-Kyriazi.

  10.4 Revolving Credit Facility Letters from Barclays Bank PLC in favor of the Registrant and its subsidiaries (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended
               January 3, 1998 [File No. 1-8002] and incorporated in this document by reference).

  10.5 Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-8002] and incorporated in this document by reference).

  10.6 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-8002] and incorporated in this document by reference).


<

>
                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  10.7 Thermo Electron Corporation Directors Stock Option Plan, as amended and restated as of February 7, 2002.

  10.8         Incentive Stock Option Plan of the Registrant (filed as Exhibit
               4(d) to the Registrant's Registration Statement on Form S-8 [Reg.
               No. 33-8993] and incorporated in this document by reference).

  10.9         Amended and Restated Nonqualified Stock Option Plan of the
               Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-8002] and incorporated in this document by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994.)

  10.10 Thermo Electron Corporation Equity Incentive Plan, as amended and restated as of February 7, 2002.

  10.11 Thermo Electron Corporation 2001 Equity Incentive Plan, as amended and restated as of February 7, 2002.

  10.12 Thermo Electron Corporation Employees Equity Incentive Plan, as amended and restated as of February 7, 2002.

  10.13        Thermo Electron Corporation Deferred Compensation Plan, effective
               November 1, 2001.

  10.14        Amended and Restated Thermo Electron Corporation - Thermo
               TerraTech Inc. Nonqualified Stock Option Plan (filed as Exhibit
               10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On September 22, 2000, Thermo
               TerraTech merged with Thermo Electron and all outstanding options granted under this plan were assumed by Thermo Electron.)

  10.15        Amended and Restated Thermo Electron Corporation - Thermo Power
               Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On October 28, 1999, Thermo Power merged with Thermo Electron and all outstanding options granted under this plan were assumed by Thermo Electron.)

  10.16        Amended and Restated Thermo Electron Corporation - Thermo Ecotek
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On August 10, 2000, Thermo Ecotek merged with Thermo Electron and all outstanding options granted under this plan were assumed by Thermo Electron.)

  10.17        Amended and Restated Thermo Electron Corporation - ThermoTrex
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On August 14, 2000, ThermoTrex merged with Thermo Electron and all outstanding options granted under this plan were assumed by Thermo Electron.)

<

>
                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  10.18        Amended and Restated Thermo Electron Corporation - Thermo
               BioAnalysis Corporation Nonqualified Stock Option Plan (filed as
               Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 19, 2000, Thermo BioAnalysis merged with Thermo Instrument Systems Inc. and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

  10.19        Amended and Restated Thermo Electron Corporation - ThermoLase
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.18 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On August 14, 2000, ThermoLase merged with Thermo Electron and all outstanding options granted under this plan were assumed by Thermo Electron.)

  10.20        Amended and Restated Thermo Electron Corporation - ThermoQuest
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 11, 2000, ThermoQuest merged with Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

  10.21        Amended and Restated Thermo Electron Corporation - Thermo Optek
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 11, 2000, Thermo Optek merged with Thermo Instrument and on June 30, 2000, Thermo
               Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo
               Electron.)

  10.22        Amended and Restated Thermo Electron Corporation - Thermo Sentron
               Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 4, 2000, Thermo Sentron merged with Thermedics Inc. and on June 30, 2000, Thermedics merged with
               Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

  10.23        Amended and Restated Thermo Electron Corporation - Trex Medical
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On November 29, 2000, Trex Medical merged with Thermo Electron and all outstanding options granted under this plan were assumed by Thermo Electron.)

  10.24        Amended and Restated Thermo Electron Corporation - Thermedics
               Detection Inc. Nonqualified Stock Option Plan (filed as Exhibit
               10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 12, 2000, Thermedics
               Detection merged with Thermedics and on June 30, 2000, Thermedics merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

<

>
                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  10.25        Amended and Restated Thermo Electron Corporation - Thermo Vision
               Corporation Nonqualified Stock Option Plan (filed as Exhibit
               10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On January 6, 2000, Thermo Vision merged with Thermo Instrument and on June 30, 2000, Thermo
               Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo
               Electron.)

  10.26        Amended and Restated Thermo Electron Corporation - ONIX Systems
               Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 12, 2000, ONIX merged with Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

  10.27        Amended and Restated Thermo Electron Corporation - The Randers
               Killam Group Inc. Nonqualified Stock Option Plan (filed as
               Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 15, 2000, Randers Killam merged with Thermo TerraTech and on September 22,
               2000, Thermo TerraTech merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

  10.28        Amended and Restated Thermo Electron Corporation - Trex
               Communications Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On November 8, 1999, Trex Communications merged with ThermoTrex and on August
               14, 2000, ThermoTrex merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

  10.29        1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as
               Exhibit 10.6 of Amendment No. 1 to Spectra-Physics Lasers, Inc.'s
               Registration Statement on Form S-1 [File No. 333-38329] and incorporated in this document by reference). (On February 25, 2002, Spectra-Physics merged with Thermo Electron and all outstanding options granted under this plan were assumed by Thermo Electron.)

  10.30        2000 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as
               Exhibit 10.1 to Spectra-Physics Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-23461] and incorporated in this document by reference). (On February 25, 2002, Spectra-Physics merged with Thermo Electron and all outstanding options granted under this plan were assumed by Thermo Electron.)

  10.31        Description of Amendments to Certain Stock Option Plans made in
               February 2002.

  10.32 Form of Indemnification Agreement between the Registrant and the directors and officers of its majority-owned subsidiaries (filed as Exhibit 10.1 to the Registrant's Registration Statement on
               Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

<

>
                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  10.33 Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit
               10.2 to the Registrant's Registration Statement on Form S-4 [Reg.
               No. 333-90661] and incorporated in this document by reference).

  10.34 Executive Severance Agreement dated as of January 27, 2000, between the Registrant and Seth H. Hoogasian.

  10.35 Employment and Consulting Agreement dated as of March 31, 2000, between the Registrant and George N. Hatsopoulos (filed as
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 [File No. 1-8002] and incorporated in this document by reference).

  10.36 Transaction Bonus Letter Agreement dated May 18, 2000, between the Registrant and Brian D. Holt.

  10.37        Letter agreement dated July 10, 2000, between the Registrant and
               Earl R. Lewis pertaining to his resignation (filed as Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 [File No. 1-8002] and incorporated in this document by reference).

  10.38 Executive Severance Agreement dated as of January 27, 2000, by and between the Registrant and Brian D. Holt (filed as Exhibit
               10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 [File No. 1-8002] and incorporated in this document by reference).

  10.39        Employment Agreement between the Registrant and Marijn Dekkers
               (filed as Exhibit 10.1 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2000 [File No.
               1-8002] and incorporated in this document by reference).

  10.40        Amended and Restated Employment Agreement dated as of July 11,
               2000, between the Registrant and Mr. Richard F. Syron (filed as
               Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [File No. 1-8002] and incorporated in this document by reference).

  10.41 Executive Severance Agreement dated January 25, 2001, by and between the Registrant and Mr. John T. Keiser (filed as Exhibit
               10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [File No. 1-8002] and incorporated in this document by reference).

  10.42        Employment Offer Letter dated October 3, 2000, between the
               Registrant and Mr. Guy Broadbent (filed as Exhibit 10.40 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 30, 2000 [File No. 1-8002] and incorporated in this document by reference).

  10.43 Amendment to Amended and Restated Employment Agreement dated as of March 14, 2001, between the Registrant and Mr. Richard F.
               Syron (filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [File
               No. 1-8002] and incorporated in this document by reference).

  10.44        Retention Agreement dated January 31, 2000, between the
               Registrant and Mr. Peter E. Hornstra (filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [File No. 1-8002] and incorporated in this document by reference).

<

>
                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  10.45 Plan and Agreement of Distribution dated August 3, 2001, between the Registrant and Kadant Inc. (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 6, 2001
               [File No. 1-8002] and incorporated in this document by reference).

  10.46        Tax Matters Agreement effective as of August 8, 2001, between the
               Registrant and Kadant Inc. (filed as Exhibit 99.4 to the
               Registrant's Current Report on Form 8-K dated August 6, 2001
               [File No. 1-8002] and incorporated in this document by reference).

  10.47        Transition Services Agreement dated August 3, 2001, between the
               Registrant and Kadant Inc. (filed as Exhibit 99.5 to the
               Registrant's Current Report on Form 8-K dated August 6, 2001
               [File No. 1-8002] and incorporated in this document by reference).

  10.48        Amendment to the Plan and Agreement of Distribution dated
               December 27, 2001, between the Registrant and Kadant Inc.

  10.49 Executive Severance Agreement dated as of September 21, 2001, by and between the Registrant and Brian D. Holt (filed as Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

  10.50 Executive Severance Agreement dated as of October 30, 2001, by and between the Registrant and Colin Maddix (filed as Exhibit
               10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

  10.51 Plan and Agreement of Distribution dated November 15, 2001, between the Registrant and Viasys Healthcare Inc. (filed as
               Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated
               November 15, 2001 [File No. 1-8002] and incorporated in this document by reference).

  10.52        Tax Matters Agreement dated November 15, 2001, between the
               Registrant and Viasys Healthcare Inc. (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated November 15,
               2001 [File No. 1-8002] and incorporated in this document by reference).

  10.53 Transition Services Agreement dated November 15, 2001, between the Registrant and Viasys Healthcare Inc. (filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated November 15,
               2001 [File No. 1-8002] and incorporated in this document by reference).

  10.54        Employment Agreement dated as of November 29, 2001, between the
               Registrant and Marc N. Casper.

  10.55        Letter Agreement dated as of November 27, 2001, among SPX
               Corporation, Kendro Laboratory Products, L.P., the Registrant, and Marc N. Casper.

  13           Annual Report to Shareholders for the year ended December 29,
               2001 (only those portions incorporated in this document by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.


