Form 10-Q
period 2002-03-30
THERMO ELECTRON CORP
filed 2002-05-09
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended March 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                        Outstanding at April 26, 2002
     -----------------------------            -----------------------------
     Common Stock, $1.00 par value                     172,347,069

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                  March 30,   December 29,
(In thousands)                                                                         2002           2001
----------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                       $  314,995     $  297,557
 Short-term available-for-sale investments, at quoted market
   value (amortized cost of $703,035 and $697,757; Notes 11 and 14)                 844,230        744,321
 Accounts receivable, less allowances of $25,377 and $26,525                        397,605        410,960
 Unbilled contract costs and fees                                                    21,951         24,071
 Inventories:
   Raw materials and supplies                                                       145,368        137,622
   Work in process                                                                   60,597         60,220
   Finished goods (includes $17,815 and $14,918 at customer locations)              136,508        139,199
 Deferred tax asset                                                                  53,798         82,766
 Other current assets                                                                75,085         68,494
                                                                                 ----------     ----------

                                                                                  2,050,137      1,965,210
                                                                                 ----------     ----------

Property, Plant, and Equipment, at Cost                                             484,292        482,386
 Less:  Accumulated depreciation and amortization                                   215,867        211,674
                                                                                 ----------     ----------

                                                                                    268,425        270,712
                                                                                 ----------     ----------

Long-term Available-for-sale Investments, at Quoted Market Value
 (amortized cost of $5,688 and $5,729)                                                9,575          9,360
                                                                                 ----------     ----------

Other Assets                                                                        197,864        231,395
                                                                                 ----------     ----------

Goodwill (Notes 8 and 12)                                                         1,355,644      1,348,393
                                                                                 ----------     ----------

                                                                                 $3,881,645     $3,825,070
                                                                                 ==========     ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                  March 30,   December 29,
(In thousands except share amounts)                                                    2002           2001
----------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term
   obligations (Notes 5 and 11)                                                  $  429,872     $  528,988
 Accounts payable                                                                   104,137        111,950
 Accrued payroll and employee benefits                                               73,680         79,403
 Accrued income taxes                                                               102,311         30,797
 Deferred revenue                                                                    53,096         48,166
 Accrued restructuring costs (Note 13)                                               49,808         60,685
 Other accrued expenses (Note 2)                                                    182,789        216,634
 Net liabilities of discontinued operations (Note 14)                               116,129         65,416
                                                                                 ----------     ----------

                                                                                  1,111,822      1,142,039

Deferred Income Taxes and Other Deferred Items                                       47,036         40,486
                                                                                 ----------     ----------

Long-term Obligations:
 Senior convertible obligations                                                     140,099        145,414
 Senior notes (Note 10)                                                             124,858        128,725
 Subordinated convertible obligations                                               444,420        445,377
 Other                                                                                7,526          7,986
                                                                                 ----------     ----------

                                                                                    716,903        727,502
                                                                                 ----------     ----------

Minority Interest (Note 12)                                                              90          6,901
                                                                                 ----------     ----------

Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized;
   none issued
 Common stock, $1 par value, 350,000,000 shares authorized;
   200,579,256 and 199,816,264 shares issued                                        200,579        199,816
 Capital in excess of par value                                                   1,768,417      1,758,567
 Retained earnings                                                                  624,725        509,681
 Treasury stock at cost, 27,276,216 and 23,458,555 shares                          (541,233)      (457,475)
 Deferred compensation                                                               (2,382)        (3,157)
 Accumulated other comprehensive items (Notes 7 and 10)                             (44,312)       (99,290)
                                                                                 ----------     ----------

                                                                                  2,005,794      1,908,142
                                                                                 ----------     ----------

                                                                                 $3,881,645     $3,825,070
                                                                                 ==========     ==========





The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                ------------------------
                                                                                March 30,      March 31,
(In thousands except per share amounts)                                              2002           2001
--------------------------------------------------------------------------------------------------------

Revenues                                                                         $491,326       $573,089
                                                                                 --------       --------

Costs and Operating Expenses:
 Cost of revenues                                                                 267,670        317,835
 Selling, general, and administrative expenses                                    138,913        160,167
 Research and development expenses                                                 39,626         44,365
 Restructuring and other unusual costs, net (Note 13)                               8,383         10,882
                                                                                 --------       --------

                                                                                  454,592        533,249
                                                                                 --------       --------

Operating Income                                                                   36,734         39,840
Other Income (Expense), Net (Notes 4, 10, and 13)                                  61,008         (3,746)
                                                                                 --------       --------

Income from Continuing Operations Before Provision for Income
 Taxes, Minority Interest, Extraordinary Item, and Cumulative
 Effect of Change in Accounting Principle                                          97,742         36,094
Provision for Income Taxes                                                        (33,692)       (14,257)
Minority Interest Income (Expense)                                                    331            (18)
                                                                                 --------       --------

Income from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle                               64,381         21,819
Gain (Loss) on Disposal of Discontinued Operations, Net (net of income
 tax provision (benefit) of $5,593 and $(40,000); Note 14)                         51,370        (66,000)
                                                                                 --------       --------

Income (Loss) Before Extraordinary Item and Cumulative Effect of
 Change in Accounting Principle                                                   115,751        (44,181)
Extraordinary Item (net of income tax benefit of $380; Note 5)                       (707)             -
                                                                                 --------       --------

Income (Loss) Before Cumulative Effect of Change in Accounting Principle          115,044        (44,181)
Cumulative Effect of Change in Accounting Principle (net of
 income tax benefit and minority interest of $663)                                      -           (994)
                                                                                 --------       --------

Net Income (Loss)                                                                $115,044       $(45,175)
                                                                                 ========       ========

Earnings per Share from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle (Note 6):
   Basic                                                                         $    .37       $    .12
                                                                                 ========       ========

   Diluted                                                                       $    .34       $    .12
                                                                                 ========       ========

Earnings (Loss) per Share (Note 6):
   Basic                                                                         $    .66       $   (.25)
                                                                                 ========       ========

   Diluted                                                                       $    .59       $   (.24)
                                                                                 ========       ========

Weighted Average Shares (Note 6):
   Basic                                                                          174,250        182,856
                                                                                 ========       ========

   Diluted                                                                        204,189        187,177
                                                                                 ========       ========

The accompanying notes are an integral part of these consolidated financial statements.


<

>
                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                ------------------------
                                                                                March 30,      March 31,
(In thousands)                                                                       2002           2001
--------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                              $ 115,044      $ (45,175)
 (Gain) loss on disposal of discontinued operations, net (Note 14)                (51,370)        66,000
                                                                                ---------      ---------

 Income from continuing operations                                                 63,674         20,825

 Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization (Note 8)                                        14,536         23,942
     Noncash restructuring and other unusual costs, net (Note 13)                     991          9,556
     Provision for losses on accounts receivable                                      818          1,345
     Minority interest (income) expense                                              (331)            18
     Equity in earnings of unconsolidated subsidiaries (Note 4)                    (2,169)          (209)
     Cumulative effect of change in accounting principle, net of
       income tax benefit and minority interest                                         -            994
     Change in deferred income taxes                                               (5,605)        (1,587)
     Gain on sale of businesses                                                    (2,270)          (491)
     (Gain) loss on investments, net (Note 4)                                     (57,953)         2,152
     Extraordinary item, net of income taxes (Note 5)                                 707              -
     Other noncash items, net                                                       1,868          2,157
     Changes in current accounts, excluding the effects of
       acquisitions and dispositions:
        Accounts receivable                                                         9,667        (10,206)
        Inventories                                                                (7,100)       (19,973)
        Other current assets                                                       (5,066)       (12,441)
        Accounts payable                                                           (6,833)        (2,371)
        Other current liabilities                                                 (15,169)        20,807
                                                                                ---------      ---------

          Net cash provided by (used in) continuing operations                    (10,235)        34,518
          Net cash used in discontinued operations                                 (7,877)        (3,275)
                                                                                ---------      ---------

          Net cash provided by (used in) operating activities                     (18,112)        31,243
                                                                                ---------      ---------

Investing Activities:
 Purchases of available-for-sale investments                                            -       (359,556)
 Proceeds from sale of available-for-sale investments                              39,237         29,566
 Proceeds from maturities of available-for-sale investments                        18,882         91,933
 Proceeds from sale of other investments (Note 4)                                  80,595              -
 Purchases of property, plant, and equipment                                      (13,466)       (21,490)
 Proceeds from sale of property, plant, and equipment                               1,051          4,647
 Acquisition of minority interest of subsidiary (Note 12)                         (21,283)             -
 Acquisitions, net of cash acquired                                                     -        (12,652)
 Proceeds from sale of businesses, net of cash divested                             3,185            390
 Advance to affiliates                                                                  -        (31,351)


<

>
                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                ------------------------
                                                                                March 30,      March 31,
(In thousands)                                                                       2002           2001
--------------------------------------------------------------------------------------------------------

Investing Activities (continued):
 Increase in other assets                                                       $  (5,662)     $  (3,153)
 Other                                                                                346            870
                                                                                ---------      ---------

          Net cash provided by (used in) continuing operations                    102,885       (300,796)
          Net cash provided by discontinued operations                            107,540        131,042
                                                                                ---------      ---------

          Net cash provided by (used in) investing activities                     210,425       (169,754)
                                                                                ---------      ---------

Financing Activities:
 Redemption and repayment of long-term obligations (Note 5)                      (457,009)       (12,467)
 Net proceeds from issuance of Company and subsidiary common stock                 10,693         21,314
 Purchases of Company common stock and subordinated convertible
   debentures (Note 5)                                                           (100,036)       (14,668)
 Increase in short-term notes payable (Note 11)                                   369,162          2,158
 Other                                                                                293           (102)
                                                                                ---------      ---------

          Net cash used in continuing operations                                 (176,897)        (3,765)
          Net cash used in discontinued operations                                 (1,789)       (13,529)
                                                                                ---------      ---------

          Net cash used in financing activities                                  (178,686)       (17,294)
                                                                                ---------      ---------

Exchange Rate Effect on Cash of Continuing Operations                                (746)        (1,719)
Exchange Rate Effect on Cash of Discontinued Operations                               (60)         8,899
                                                                                ---------      ---------

Increase (Decrease) in Cash and Cash Equivalents                                   12,821       (148,625)
Cash and Cash Equivalents at Beginning of Period                                  305,200        636,252
                                                                                ---------      ---------

                                                                                  318,021        487,627

Cash and Cash Equivalents of Discontinued Operations at End of Period              (3,026)      (163,225)
                                                                                ---------      ---------

Cash and Cash Equivalents at End of Period                                      $ 314,995      $ 324,402
                                                                                =========      =========

Noncash Activities:
 Fair value of assets of acquired companies                                     $       -      $  16,144
 Cash paid for acquired companies                                                       -        (13,357)
                                                                                ---------      ---------

   Liabilities assumed of acquired companies                                    $       -      $   2,787
                                                                                =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 30, 2002, and the results of operations and cash flows for the three-month periods ended March 30, 2002, and March 31, 2001. Prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of December 29, 2001, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29,
2001, filed with the Securities and Exchange Commission.

2.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

      A summary of the changes in accrued acquisition expenses for acquisitions completed before and during 1999 is as follows:

                                                1999 Acquisitions
                                     ---------------------------------------
                                                  Abandonment
                                                    of Excess                      Pre-1999
(In thousands)                       Severance     Facilities          Other   Acquisitions          Total
----------------------------------------------------------------------------------------------------------

Balance at December 29, 2001            $  626         $   10         $  131         $6,216         $6,983
 Payments                                    -              -              -            (48)           (48)
 Currency translation                       (2)             -             (1)          (108)          (111)
                                        ------         ------         ------         ------         ------

Balance at March 30, 2002               $  624         $   10         $  130         $6,060         $6,824
                                        ======         ======         ======         ======         ======

      The remaining accrued acquisition expenses for pre-1999 acquisitions represent lease obligations for four operating facilities in England with leases expiring through 2014.

      The principal accrued acquisition expenses for 1999 acquisitions were for severance for approximately 175 employees across all functions and for abandoned facilities, primarily at Spectra-Physics AB. The amounts captioned as "other" primarily represent relocation, contract termination, and other exit costs. The
Company expects to pay amounts accrued for acquisition expenses primarily through 2002. The Company finalized its restructuring plans for Spectra-Physics and other 1999 acquisitions in 1999 and 2000.

      The Company did not establish material reserves for restructuring businesses acquired in 2000 or 2001.


<

>
                           THERMO ELECTRON CORPORATION

3.    Business Segment Information

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 31,      March 30,
(In thousands)                                                                        2002           2001
---------------------------------------------------------------------------------------------------------

Revenues:
   Life and Laboratory Sciences                                                   $267,349       $273,002
   Measurement and Control                                                         145,745        191,314
   Optical Technologies                                                             79,951        109,723
   Other                                                                               910          1,852
   Intersegment (a)                                                                 (2,629)        (2,802)
                                                                                  --------       --------

                                                                                  $491,326       $573,089
                                                                                  ========       ========

Income from Continuing Operations Before Provision for Income Taxes, Minority
 Interest, Extraordinary Item, and Cumulative Effect of Change in Accounting
 Principle:
   Life and Laboratory Sciences (b)                                               $ 44,486       $ 34,375
   Measurement and Control (c)                                                      14,667          9,748
   Optical Technologies (d)                                                        (10,196)         7,895
   Other                                                                              (398)            81
                                                                                  --------       --------

     Total Segment Operating Income (e)                                             48,559         52,099
   Corporate/Other (f)                                                              49,183        (16,005)
                                                                                  --------       --------

                                                                                  $ 97,742       $ 36,094
                                                                                  ========       ========

Depreciation:
   Life and Laboratory Sciences                                                   $  5,223       $  5,064
   Measurement and Control                                                           2,726          3,220
   Optical Technologies                                                              4,307          3,560
   Corporate/Other                                                                     713            351
                                                                                  --------       --------

                                                                                  $ 12,969       $ 12,195
                                                                                  ========       ========

Amortization (Note 8):
   Life and Laboratory Sciences                                                   $    969       $  6,887
   Measurement and Control                                                             281          3,355
   Optical Technologies                                                                317          1,485
   Corporate/Other                                                                       -             20
                                                                                  --------       --------

                                                                                  $  1,567       $ 11,747
                                                                                  ========       ========

      During the first quarter of 2002, the Company transferred management responsibility for several businesses between segments as follows: (1) the spectroscopy businesses were moved to the renamed Life and Laboratory Sciences segment from the Measurement and Control segment; (2) the temperature-control businesses were moved to the Measurement and Control segment from the Optical
Technologies segment; and (3) the electrochemistry products business was moved to the Measurement and Control segment from the Life and Laboratory Sciences segment. Prior-period segment information has been restated to reflect these changes.

<

>
                           THERMO ELECTRON CORPORATION

3.    Business Segment Information (continued)

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other unusual income, net, of $0.3 million and restructuring and other unusual costs, net, of $2.8 million in the first quarter of 2002 and 2001, respectively.
(c) Includes restructuring and other unusual income, net, of $0.2 million and restructuring and other unusual costs, net, of $6.1 million in the first quarter of 2002 and 2001, respectively.
(d) Includes restructuring and other unusual costs of $8.3 million and $0.5 million in the first quarter of 2002 and 2001, respectively.
(e) Segment operating income is income before corporate general and administrative expenses, other income and expense, minority interest income
    (expense), income taxes, extraordinary item, and cumulative effect of change in accounting principle.
(f) Includes corporate, general, and administrative expenses and other income and expense. Includes corporate restructuring and other unusual costs of $0.7 million and $1.5 million in the first quarter of 2002 and 2001, respectively. Other income, net, in the first quarter of 2002 includes a gain of $56.3 million on sales of shares of FLIR Systems, Inc. Other expense, net, in the first quarter of 2001 includes a charge of $2.0 million for impairment of an available-for-sale investment.

4.    Other Income (Expense), Net

      The components of other income (expense), net, in the accompanying statement of operations are as follows:

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 30,      March 31,
(In thousands)                                                                        2002           2001
---------------------------------------------------------------------------------------------------------

Interest Income                                                                   $ 14,358       $ 17,674
Interest Expense (Note 10)                                                         (13,479)       (19,443)
Equity in Earnings of Unconsolidated Subsidiaries                                    2,169            209
Gain (Loss) on Investments, Net                                                     57,953         (2,152)
Other Items, Net                                                                         7            (34)
                                                                                  --------       --------

                                                                                  $ 61,008       $ (3,746)
                                                                                  ========       ========

      The Company sold 1.3 million shares of FLIR Systems, Inc. common stock during the first quarter of 2002 and realized a gain of $56.3 million, including
$14.4 million from the recovery of amounts written down in prior years. The
Company reports its pro-rata share of FLIR's results on a one-quarter lag. In
December 2001, following a sale of shares, the Company's ownership of FLIR fell below 20%. In the first quarter of 2002, the Company recorded its share of FLIR's fourth quarter 2001 earnings through the date the Company's ownership fell below 20%. The Company's share of such earnings totaled $2.1 million. As of March 30, 2002, the Company accounts for its investment in FLIR as an available-for-sale security and will no longer record its share of FLIR's earnings. As an available-for-sale security, the investment in FLIR is recorded at quoted market value in current assets and unrealized gains or losses are recorded as a part of accumulated other comprehensive items in the accompanying
2002 balance sheet.

5.    Redemption and Repurchase of Subordinated Convertible Debentures and
      Extraordinary Item

      In March 2002, the Company redeemed all of its outstanding 4 1/4% and 4
5/8% subordinated convertible debentures due 2003 with the objective of minimizing interest costs. The principal amounts redeemed for the 4 1/4% and 4
5/8% debentures were $398.4 million and $57.9 million, respectively. The redemption price was 100% of the principal amount of the debentures, plus accrued interest. During the first quarter of 2002, the Company repurchased
$18.1 million principal amount of its other subordinated convertible debentures for $17.9 million in cash. These transactions resulted in a net extraordinary charge of $0.7 million, net of taxes of $0.4 million.

<

>


                           THERMO ELECTRON CORPORATION

6.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 30,      March 31,
(In thousands except per share amounts)                                               2002           2001
---------------------------------------------------------------------------------------------------------

Income from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle                              $ 64,381       $ 21,819
Gain (Loss) on Disposal of Discontinued Operations, Net                             51,370        (66,000)
Extraordinary Item                                                                    (707)             -
Cumulative Effect of Change in Accounting Principle                                      -           (994)
                                                                                  --------       --------

Net Income (Loss) for Basic Earnings (Loss) per Share                              115,044        (45,175)
Effect of Convertible Debentures                                                     5,908              -
                                                                                  --------       --------

Income (Loss) Available to Common Shareholders, as Adjusted
 for Diluted Earnings (Loss) per Share                                            $120,952       $(45,175)
                                                                                  --------       --------

Basic Weighted Average Shares                                                      174,250        182,856

Effect of:
 Stock options                                                                       2,974          3,833
 Convertible debentures                                                             26,965            488
                                                                                  --------       --------

Diluted Weighted Average Shares                                                    204,189        187,177
                                                                                  --------       --------

Basic Earnings (Loss) per Share:
 Continuing operations before extraordinary item and cumulative
   effect of change in accounting principle                                       $    .37       $    .12
 Discontinued operations                                                               .29           (.36)
 Extraordinary item                                                                      -              -
 Cumulative effect of change in accounting principle                                     -           (.01)
                                                                                  --------       --------

                                                                                  $    .66       $   (.25)
                                                                                  ========       ========

Diluted Earnings (Loss) per Share:
 Continuing operations before extraordinary item and cumulative
   effect of change in accounting principle                                       $    .34       $    .12
 Discontinued operations                                                               .25           (.35)
 Extraordinary item                                                                      -              -
 Cumulative effect of change in accounting principle                                     -           (.01)
                                                                                  --------       --------

                                                                                  $    .59       $   (.24)
                                                                                  ========       ========

      Options to purchase 7,575,000 and 2,819,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2002 and 2001, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.


<

>
                           THERMO ELECTRON CORPORATION

6.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings per share for the first quarter of 2002 excludes the effect of assuming the conversion of the Company's 4 3/8% subordinated convertible debentures, with a principal balance of $74,618,000 as of March 30, 2002, and convertible at $111.83 per share, because the effect would be antidilutive. The computation of diluted earnings per share for the first quarter of 2001 excludes the effect of assuming the conversion of the Company's subordinated convertible debentures, except for the Company's 0% subordinated convertible debentures, with a principal balance of $31,565,000 as of March 31, 2001, and convertible at $61.67 per share, because the effect would be antidilutive.

7.    Comprehensive Income

      Comprehensive income combines net income and other comprehensive items, which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments and hedging instruments (Note 10). During the first quarter of 2002 and 2001, the Company had comprehensive income of $59.4 million and a comprehensive loss of $64.9 million, respectively. Comprehensive income in 2002 excludes the effect on unrealized gains of reclassifying equity interests in FLIR and Thoratec Corporation to available-for-sale investments
(Notes 4 and 14).

8.    Recent Accounting Pronouncements and Pro Forma Results

      In June 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other
Intangible Assets." The Company adopted the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to cease amortization of all goodwill. SFAS No. 142 also requires companies to annually test goodwill for impairment and to perform an initial test in the year of adoption. The Company has completed this initial test and determined that no impairment of goodwill existed at the adoption date. Goodwill amortization for the three-month period ended March 31, 2001, was $10.0 million. Pro forma results for the first quarter of 2001, as if the standard had been adopted at the beginning of 2001, are as follows:

                                                                                       Three Months Ended
(In thousands except per share amounts)                                                   March 31, 2001
---------------------------------------------------------------------------------------------------------

Income from Continuing Operations Before Extraordinary Item and Cumulative
 Effect of Change in Accounting Principle:
   As reported                                                                               $ 21,819
   Pro forma                                                                                   30,788

Basic Earnings per Share from Continuing Operations Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle:
   As reported                                                                                    .12
   Pro forma                                                                                      .17

Diluted Earnings per Share from Continuing Operations Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle:
   As reported                                                                                    .12
   Pro forma                                                                                      .16


<

>


                           THERMO ELECTRON CORPORATION

8.    Recent Accounting Pronouncements and Pro Forma Results (continued)

                                                                                       Three Months Ended
(In thousands except per share amounts)                                                  March 31, 2001
---------------------------------------------------------------------------------------------------------

Net Loss:
   As reported                                                                               $(45,175)
   Pro forma                                                                                  (36,206)

Basic Loss per Share:
   As reported                                                                                   (.25)
   Pro forma                                                                                     (.20)

Diluted Loss per Share:
   As reported                                                                                   (.24)
   Pro forma                                                                                     (.19)

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-lived Assets." The Company adopted the standard during the first quarter of 2002. Adoption of the standard did not materially affect the Company's financial statements.

9.    Note Receivable

      In July 2000, the Company completed the sale of its wholly owned Spectra
Precision businesses to Trimble Navigation Limited for $208.1 million in net cash proceeds and $80.0 million in seller debt financing at an initial interest rate of 10%. The note from the buyer called for repayment in two equal, annual installments beginning in July 2001, but permitted extension of maturity under certain conditions. Trimble elected to defer the note payment due in July 2001, and in March 2002, the Company and Trimble negotiated a change in terms. Under the revised terms, Trimble paid $12 million of principal, together with $10 million of accrued interest. Maturity for the remaining balance was extended to July 2004, and the amended note carries an interest rate of 10.41% and has provisions that require earlier repayment under certain conditions. In addition, the Company obtained warrants to purchase 376,233 shares of Trimble at $15.11 per share of which 200,000 shares are exercisable immediately through 2007 and the balance of which becomes exercisable for five-year terms at various times if the note remains outstanding to its maturity. Spectra Precision, formerly part of the Measurement and Control segment, was acquired as part of Spectra-Physics
AB and provides the construction, surveying, and heavy machine industries with precision-positioning equipment.

10.   Derivative Instruments and Hedging

      Forward currency exchange contracts are used by the Company primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair-value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from sales that are denominated in currencies other than the functional currencies of the respective operations. The Company enters into these currency exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, the hedges are not speculative in nature. As part of the Company's overall strategy to manage the level of exposure to the risk of currency exchange fluctuations, certain operating units hedge a portion of their currency exposures anticipated over the ensuing twelve month period, using exchange contracts that have maturities of twelve months or less. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

<

>
                           THERMO ELECTRON CORPORATION

10.   Derivative Instruments and Hedging (continued)

      The Company records its forward currency exchange contracts at fair value in its consolidated balance sheet as other current assets or other accrued expenses and, for cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. At March 30, 2002, the Company had deferred gains, net of income taxes, relating to forward currency exchange contracts of approximately
$1.1 million, substantially all of which is expected to be recognized as income over the next twelve months. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposure being hedged.

      During the first quarter of 2002, the Company entered into interest rate swap arrangements for its $128.7 million principal amount 7.625% senior notes, due in 2008, with the objective of minimizing interest costs. The arrangements provide that the Company will receive a fixed interest rate of 7.625% and will pay a variable rate of 90-day LIBOR plus 2.19% (4.34% as of March 30, 2002). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value. Changes in the fair value of these swaps and the changes in the fair value of the debt that result from changes in LIBOR are recorded in interest expense in the accompanying statement of operations. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

11.   Securities Lending Agreement

      Simultaneous with the March 2002 debt redemption discussed in Note 5, the Company entered into a securities lending agreement with a third party under which the Company may borrow funds for short-term needs. Borrowings are collateralized by available-for-sale investments. As of March 30, 2002, the Company had outstanding borrowings of $370.0 million under this arrangement with maturities between April and September 2002. The proceeds of the borrowings were used to partially fund the debt redemption discussed in Note 5. The borrowings carried a weighted average interest rate of 2.2% at March 30, 2002. The Company has pledged $388.5 million of available-for-sale securities in the accompanying balance sheet as collateral for such borrowings.

12.   Purchase of Minority Interest in Spectra-Physics

      Following the completion of a cash tender offer in December 2001 for all of the shares of Spectra-Physics it did not previously own, the Company completed a short-form merger with Spectra-Physics in February 2002. After the merger, Spectra-Physics was no longer publicly traded and became a wholly owned subsidiary of the Company. The Company expended $21.3 million of cash during the first quarter of 2002 to complete the purchase of the minority interest and recorded an increase in goodwill of $15.6 million. Options to purchase shares of Spectra-Physics were exchanged for options to purchase 2,241,598 shares of Thermo Electron common stock. The exchange of options was accounted for in accordance with the methodology set forth in FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (Note 13).

13.   Restructuring and Other Unusual Costs, Net

      In response to a downturn in telecommunications, semiconductor, and other markets served by the Company's businesses and in an effort to further integrate business units, the Company initiated restructuring actions in the second quarter of 2001 in a number of business units to reduce costs and shed unproductive assets. Further actions were initiated in the fourth quarter of 2001 and the first quarter of 2002. The restructuring and related actions primarily consisted of headcount reductions, writedowns of telecommunication equipment and excess telecommunication inventories at Spectra-Physics, discontinuing a number of mature or unprofitable product lines, and consolidation of

<

>
                           THERMO ELECTRON CORPORATION

13.   Restructuring and Other Unusual Costs, Net (continued)

facilities to streamline operations and reduce costs. The Company expects to incur an additional $6 million of restructuring costs in the second quarter of 2002 and thereafter for charges associated with these actions that cannot be recorded until incurred. The Company expects that the restructuring actions undertaken in 2001 and the first quarter of 2002 will be substantially completed by the third quarter of 2002.

      The Company recorded net charges (income) by segment as follows:

                                Life and
                              Laboratory     Measurement          Optical
(In thousands)                  Sciences     and Control     Technologies       Corporate            Total
----------------------------------------------------------------------------------------------------------

Restructuring and Other
 Unusual Costs (Income), Net      $ (317)         $ (248)          $8,258          $  690           $8,383
                                  ======          ======           ======          ======           ======

      The components of restructuring and unusual costs (income) by segment are as follows:

Life and Laboratory Sciences
----------------------------

      The Life and Laboratory Sciences segment recorded $0.3 million of restructuring and other unusual income, net, in the first quarter of 2002. The restructuring and other unusual income consisted of a gain on the sale of a product line of $1.5 million. This gain was offset by cash costs of $1.2 million associated with the restructuring actions initiated in 2001, including $0.6 million of employee-retention costs; $0.4 million of severance for eight employees, primarily with administrative and sales functions; and $0.2 million of other cash costs, primarily relocation costs.

Measurement and Control
-----------------------

      The Measurement and Control segment recorded $0.2 million of restructuring and other unusual income, net, in the first quarter of 2002. The restructuring and other unusual income included gains of $1.5 million from the favorable resolution of a dispute on a business sold in 2000 and the sale of a small business unit in 2002. These gains were offset by $1.1 million of cash costs associated with the restructuring actions initiated in 2001, including $0.5 million of severance; $0.1 million of employee retention; and $0.5 million of other cash costs, primarily relocation and contract-termination costs. The charge also included $0.2 million of asset writedowns, primarily for asset impairment of a building held for sale.

Optical Technologies
--------------------

      The Optical Technologies segment recorded $8.3 million of restructuring and other unusual costs in the first quarter of 2002. These costs included $6.8 million of cash costs at Spectra-Physics, including $4.5 million of lease costs, primarily for abandoned equipment; $2.1 million of severance for 76 employees across all functions; $0.1 million of employee retention costs; and $0.1 million of other cash costs. The charge also included $0.7 million of asset writeoffs for abandoned manufacturing equipment and $0.8 million resulting from the exchange of options to purchase shares of Spectra-Physics for options to purchase shares of Thermo Electron following the spin-in of this business in February 2002 (Note 12).

Corporate
---------

      The Company recorded $0.7 million of restructuring and unusual costs at its corporate office in the first quarter of 2002, all of which were cash costs.
This amount included $0.6 million of third-party advisory fees associated with the Company's reorganization plan; and $0.1 million of severance for three employees.

<

>


                           THERMO ELECTRON CORPORATION

13.   Restructuring and Other Unusual Costs, Net (continued)

General
-------

      The following table summarizes the severance actions of the Company in 2001 and 2002.

                                                                                               Number of
2000 Restructuring Plans                                                                       Employees
--------------------------------------------------------------------------------------------------------

Remaining Terminations at December 30, 2000                                                           80

Additional Terminations Announced in 2001                                                             16
Terminations Occurring in 2001                                                                       (91)
Adjustment to Plan                                                                                    (1)
                                                                                                  ------

Remaining Terminations at December 29, 2001                                                            4

Terminations Occurring in 2002                                                                        (2)
                                                                                                  ------

Remaining Terminations at March 30, 2002                                                               2
                                                                                                  ======


2001 Restructuring Plans
--------------------------------------------------------------------------------------------------------

Terminations Announced in 2001                                                                     1,606
Terminations Occurring in 2001                                                                    (1,001)
                                                                                                  ------

Remaining Terminations at December 29, 2001                                                          605

Additional Terminations Announced in 2002                                                             88
Terminations Occurring in 2002                                                                      (253)
                                                                                                  ------

Remaining Terminations at March 30, 2002                                                             440
                                                                                                  ======



<

>
                           THERMO ELECTRON CORPORATION

13.   Restructuring and Other Unusual Costs, Net (continued)

      The following table summarizes the cash components of the Company's restructuring plans. The noncash components and other amounts reported as restructuring and other unusual costs, net, in the accompanying 2002 statement of operations have been summarized in the notes to the table.

                                                                 Abandonment
                                                     Employee      of Excess
(In thousands)                       Severance  Retention (a)     Facilities         Other          Total
---------------------------------------------------------------------------------------------------------

1998 Restructuring Plans
 Balance at December 29, 2001         $      -       $      -       $      -      $    506       $    506
   Currency translation                      -              -              -            (9)            (9)
                                      --------       --------       --------      --------       --------

 Balance at March 30, 2002            $      -       $      -       $      -      $    497       $    497
                                      ========       ========       ========      ========       ========

1999 Restructuring Plans
 Balance at December 29, 2001         $    571       $      -       $      -      $      -       $    571
   Payments                                (83)             -              -             -            (83)
                                      --------       --------       --------      --------       --------

 Balance at March 30, 2002            $    488       $      -       $      -      $      -       $    488
                                      ========       ========       ========      ========       ========

2000 Restructuring Plans
 Balance at December 29, 2001         $  1,588       $  6,287       $  1,866      $  1,200       $ 10,941
   Costs incurred in 2002                    -              -              -           548            548
   Payments                               (690)        (5,941)          (126)       (1,554)        (8,311)
   Currency translation                     (6)            (1)           (19)           (1)           (27)
                                      --------       --------       --------      --------       --------

 Balance at March 30, 2002            $    892       $    345       $  1,721      $    193       $  3,151
                                      ========       ========       ========      ========       ========

2001 Restructuring Plans
 Balance at December 29, 2001         $ 26,092       $    143       $ 19,765       $ 2,667       $ 48,667
   Costs incurred in 2002 (b)            3,081            771          4,547           713          9,112
   Payments                             (9,451)          (372)        (1,097)       (1,002)       (11,922)
   Currency translation                   (117)             -            (64)           (4)          (185)
                                      --------       --------       --------      --------       --------

 Balance at March 30, 2002            $ 19,605       $    542       $ 23,151      $  2,374       $ 45,672
                                      ========       ========       ========      ========       ========

(a) Employee retention costs are accrued ratably over the period through which employees must work to qualify for a payment. The 2000 awards were based on specified percentages of employees' salaries and were generally awarded to help ensure continued employment at least through completion of the Company's reorganization plan.
(b) Excludes net gains of $1.5 million and $1.3 million in the Life and Laboratory Sciences and Measurement and Control segments, respectively, and noncash charges of $1.5 million in the Optical Technologies segment.

      The Company expects to pay accrued restructuring costs as follows:
severance, employee-retention obligations, and other costs, which primarily represent cancellation/termination fees, primarily in 2002; and abandoned-facility payments, over lease terms expiring through 2012.

<

>

                           THERMO ELECTRON CORPORATION

14.   Discontinued Operations

      Net liabilities of discontinued operations principally represent remaining obligations of the discontinued businesses, including severance, lease, litigation, and tax obligations, offset by the net assets of two remaining operating units held for sale. These businesses have aggregate annual revenues of approximately $90 million.

      During the first quarter of 2002, the Company's discontinued operations had revenues and operating income of $20.3 million and $1.8 million, respectively. During the first quarter of 2001, the Company's discontinued operations had revenues and operating income of $221.2 million and $10.5 million, respectively.

Thermo Cardiosystems

      In February 2001, the Company sold Thermo Cardiosystems Inc. to Thoratec in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions limit the Company's ability to sell these shares, although the restrictions fully lapse in August 2002. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations.
In February 2002, the Company sold 6.9 million shares of Thoratec for net proceeds of $105 million, and realized an after-tax gain of $38.4 million as a gain on disposal of discontinued operations. Following the sale of shares in 2001 and 2002, the Company owns less than 20% of Thoratec's outstanding shares and began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002. As such, the investment is recorded at quoted market value in current assets and unrealized gains or losses are recorded as a part of accumulated other comprehensive items in the accompanying 2002 balance sheet. As of March 30, 2002, the Company held 7.7 million shares of Thoratec, substantially all of which were restricted from trading until August 2002.

Power Generation Business

      In March 2002, the Company sold the last remaining component of its former power generation business and realized an after-tax gain from the disposition totaling $13.0 million, principally for previously unrecognized tax benefits that were realized upon the sale.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations
--------------------------------------------------------------------------------

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in this report on Form 10-Q.

<

>


                           THERMO ELECTRON CORPORATION

Results of Operations

First Quarter 2002 Compared With First Quarter 2001
---------------------------------------------------

Continuing Operations

      Sales in the first quarter of 2002 were $491.3 million, a decrease of $81.8 million from the first quarter of 2001. Excluding the effect of acquisitions, divestitures, and currency translation, revenues decreased $49.6 million, or 9%. Currency translation had an unfavorable effect on revenues as discussed below by segment, due to the strengthening of the U.S. dollar relative to other currencies of countries in which the Company operates.

      Operating income was $36.7 million in the first quarter of 2002, compared with $39.8 million in the first quarter of 2001. Segment operating income decreased to $48.6 million in 2002 from $52.1 million in 2001. (Segment operating income is operating income excluding costs incurred at the Company's corporate office.) Operating and segment operating income in the first quarter of 2002 were affected by charges associated with a restructuring plan initiated during the fourth quarter of 2001 and the first quarter of 2002 and certain other unusual costs (Note 13). Operating and segment operating income in the first quarter of 2001 were affected by charges associated with the planned disposition of a business, the writeoff of in-process research and development costs at an acquired business, and certain other restructuring and unusual costs, net. The unusual items in both periods are discussed by segment below.
Excluding these unusual costs, which totaled $7.7 million in 2002 and $9.4 million in 2001, segment operating income was $56.3 million in 2002 and $61.5 million in 2001. The 2001 period included $10.0 million of goodwill amortization. Amortization of goodwill ceased following the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other
Intangible Assets," effective in 2002 (Note 8). Segment operating income excluding unusual items decreased due to lower revenues and profitability at certain businesses discussed below, offset in part by the inclusion of goodwill amortization in 2001.

      During the first quarter of 2002, the Company transferred management responsibility for several businesses as follows: (1) the spectroscopy businesses were moved to the renamed Life and Laboratory Sciences segment from the Measurement and Control segment; (2) the temperature-control businesses were moved to the Measurement and Control segment from the Optical Technologies segment; and (3) the electrochemistry products business was moved to the Measurement and Control segment from the Life and Laboratory Sciences segment.
Prior period segment results have been restated to reflect these changes.

      In its Form 10-K for the year ended December 29, 2001, the Company identified its most critical accounting policies and estimates upon which its financial results depend as those relating to loss provisions on accounts receivable and inventories, intangible assets and goodwill, warranty liabilities, income taxes, litigation, restructuring charges, and discontinued operations. These remain the Company's most critical accounting policies and estimates for the quarter ended March 30, 2002.

Life and Laboratory Sciences
----------------------------

      Sales in the Life and Laboratory Sciences segment decreased $5.7 million to $267.3 million in the first quarter of 2002. The unfavorable effects of currency translation resulted in a decrease in revenues of $6.3 million in 2002.
Sales decreased $0.1 million due to a divestiture, net of an acquisition.
Excluding the effect of currency translation, a divestiture, and an acquisition, revenues increased $0.7 million. Continued strong demand for histology and cytology products and mass spectrometry equipment, including ion trap instruments and triple quadrupole mass spectrometers used in proteomics and drug discovery research, was substantially offset by lower sales of spectroscopy instruments and microplate-instrumentation products.

      Operating income margin increased to 16.6% in the first quarter of 2002 from 12.6% in the first quarter of 2001. The segment's margin increased primarily due to ceasing goodwill amortization due to the adoption of SFAS No.
142 in 2002 and the inclusion of unusual costs in the 2001 period. Excluding restructuring and unusual income, net, of $0.3 million in 2002, restructuring and unusual costs, net, of $2.8 million in 2001, and goodwill amortization of
$5.8

<

>
                           THERMO ELECTRON CORPORATION

First Quarter 2002 Compared With First Quarter 2001 (continued)
---------------------------------------------------

million in 2001, operating income margin was 16.5% in 2002 and 15.8% in 2001.
Cost reduction and productivity measures undertaken in 2001 contributed to the improved margin. In the first quarter of 2002, the segment recorded restructuring and unusual cash costs of $1.2 million, primarily for employee retention and severance at businesses being consolidated (Note 13). In addition, the segment sold a product line and realized a gain of $1.5 million.
Restructuring and unusual costs in 2001 represent a charge of $3.4 million for the writeoff of in-process research and development at an acquired business, offset by a $0.5 million gain on the sale of a product line and the reversal of $0.1 million of previously established restructuring reserves that were no longer required.

Measurement and Control
-----------------------

      Sales in the Measurement and Control segment decreased $45.6 million to $145.7 million in the first quarter of 2002. Sales decreased $21.5 million due to divestitures, net of an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $2.1 million in 2002.
Excluding the effect of divestitures, an acquisition, and currency translation, revenues decreased $22.0 million, or 13%. The decrease was due to a decline in revenues in each of the segment's principal businesses due to economic conditions facing customers, particularly in the semiconductor, energy, and steel industries. A downturn in markets served by the segment will unfavorably affect the segment's revenue and profitability comparisons with corresponding periods in the prior year for at least the near-term. The segment's backlog has decreased 6% since year-end 2001 to $87.6 million at March 30, 2002.

      The principal divestitures referenced above included the following businesses. In August 2001, the segment sold its Pharos Marine unit, which manufactures and sells marine-navigation equipment and systems. In July 2001, the segment sold its ThermoMicroscopes unit, a manufacturer of scanning probe microscopes. In April 2001, the segment sold its CAC and Mid South businesses, which provide the oil and gas industry with wellhead safety and control products.

      Operating income margin increased to 10.1% in the first quarter of 2002 from 5.1% in the first quarter of 2001, primarily due to restructuring and unusual costs in 2001 and ceasing amortization of goodwill due to the adoption of SFAS No. 142 in 2002. Operating income margin, excluding restructuring and unusual income, net, of $0.2 million in 2002, restructuring and unusual costs, net, of $6.1 million in 2001, and goodwill amortization of $3.0 million in 2001, increased to 9.9% in 2002 from 9.8% in 2001. The increase in operating income margin resulted primarily from the effects of cost reduction and productivity measures undertaken in 2001, offset in part by the effect of lower revenues. In the first quarter of 2002, the segment recorded restructuring and unusual income, net, of $0.2 million, including gains totaling $1.5 million from the favorable resolution of a dispute on a business sold in 2000 and the sale of a small business, offset in part by $1.1 million of cash costs associated with the restructuring actions initiated in 2001 and a charge of $0.2 million, primarily for asset impairment of a building held for sale (Note 13). Restructuring and unusual costs, net, in 2001 include charges of $4.8 million to reduce the carrying value of ThermoMicroscopes to estimated disposal value; $1.0 million for impairment of a note receivable; and $0.3 million, primarily for severance costs.

Optical Technologies
--------------------

      Sales in the Optical Technologies segment decreased $29.8 million to $80.0 million in the first quarter of 2002. The unfavorable effects of currency translation resulted in a decrease in revenues of $1.0 million in 2002. Sales decreased $0.2 million due to a divestiture. Excluding the effect of currency translation and a divestiture, revenues decreased $28.5 million, or 26%. The decrease was due to a severe slowdown in the semiconductor and telecommunication industries that has adversely affected a number of the segment's businesses.
These industries are highly cyclical and have experienced downturns that began in 2001. The Company expects that the slowdowns in semiconductor and telecommunication markets will continue to result in unfavorable revenue and profitability comparisons with corresponding periods in the prior year for at least the near-term.

<

>

                           THERMO ELECTRON CORPORATION

First Quarter 2002 Compared With First Quarter 2001 (continued)
---------------------------------------------------

      Operating income margin was negative 12.8% in the first quarter of 2002, compared with positive 7.2% in the first quarter of 2001. Excluding restructuring and unusual costs, net, of $8.3 million in 2002 and $0.5 million in 2001, and goodwill amortization of $1.1 million in 2001, operating income margin was negative 2.4% in 2002 and positive 8.6% in 2001. The decrease in operating income margin was due to lower revenues at each of the segment's principal businesses and in particular at Spectra-Physics, where the decline in revenues led to an operating loss of $6.6 million. The Company initiated additional restructuring actions at Spectra-Physics in the first quarter of 2002, following those announced in the fourth quarter of 2001. These actions are discussed below and in Note 13.

      In the first quarter of 2002, the segment recorded restructuring and unusual charges of $8.3 million, including $6.8 million of cash costs at Spectra-Physics, principally for abandoned-equipment leases and severance (Note
13). In addition, this segment wrote off abandoned assets totaling $0.7 million and recorded a charge of $0.8 million resulting from the exchange of options to purchase shares of Spectra-Physics for options to purchase shares of Thermo
Electron following the spin-in of this business in February 2002 (Note 12). The unusual costs in 2001 primarily represent the writeoff of costs associated with a canceled financing at Spectra-Physics.

Other Income (Expense), Net
---------------------------

      The Company reported other income, net, of $61.0 million in the first quarter of 2002 and other expense, net, of $3.7 million in the first quarter of 2001 (Note 4). Other income (expense), net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries, gain (loss) on investments, net, and other items, net. Interest income decreased to $14.4 million in 2002 from $17.7 million in 2001, primarily due to lower invested cash balances following the repurchase of Company securities and the spin-in of Spectra-Physics. The Company expects that a trend of lower market interest rates in 2002 will continue to adversely affect the yield it earns as maturing investments are reinvested at lower market rates. Interest expense decreased to $13.5 million in 2002 from $19.4 million in 2001, as a result of the maturity and repurchase of debentures.

      During 2002, the Company had a gain on sale of investments, net, of $58.0 million, compared with a loss on investments, net, of $2.2 million in 2001. The
2002 gain includes $56.3 million from the sale of 1,250,000 shares of FLIR
Systems, Inc. Of the total gain from the sale of FLIR shares, $14.4 million represents a recovery of previous writedowns on the shares that were sold during the period. Of the loss on investments recorded in 2001, $2.0 million arose as a result of impairment of an available-for-sale security that the company deemed other than temporary. The security was a preacquisition asset of an acquired business. The Company recorded income from equity in earnings of unconsolidated subsidiaries of $2.2 million in 2002 and $0.2 million in 2001. Equity in earnings of unconsolidated subsidiaries primarily relates to the investment in FLIR. Following a reduction in the Company's percentage ownership of FLIR to less than 20%, the Company will no longer report its pro-rata share of FLIR's earnings but instead will account for its remaining investment as an available-for-sale security (Note 4).

Provision for Income Taxes
--------------------------

      The Company's effective tax rate was 34.5% and 39.5% in the first quarter of 2002 and 2001, respectively. Excluding restructuring and unusual costs or income, the effective tax rate was 33.0% and 39.5% in 2002 and 2001, respectively. The effective tax rate decreased in 2002, primarily due to the absence of nondeductible goodwill amortization following the adoption of SFAS
No. 142 (Note 8) and, to a lesser extent, a reorganization in Europe that resulted in a more tax-efficient corporate structure. The effective tax rate exceeded the statutory federal income tax rate in 2001 due to the impact of state income taxes and nondeductible expenses, which included goodwill amortization.

<

>
                           THERMO ELECTRON CORPORATION

First Quarter 2002 Compared With First Quarter 2001 (continued)
---------------------------------------------------

Minority Interest Income
------------------------

      The Company recorded minority interest income of $0.3 million in the first quarter of 2002, representing minority shareholders' allocable share of losses at Spectra-Physics through the date that this subsidiary was spun-in in February
2002 (Note 12). Following the spin-in, the Company does not have material minority interests in any subsidiaries.

Income from Continuing Operations
---------------------------------

      Income from continuing operations before extraordinary item was $64.4 million in the first quarter of 2002, compared with $21.8 million in the first quarter of 2001. Results in both periods were affected by unusual items, discussed above. Excluding the unusual items in both periods, income from continuing operations before extraordinary item increased to $33.7 million in 2002 from $29.5 million in 2001 due to the absence of goodwill amortization in 2002, offset in part by the reasons discussed above.

Extraordinary Item
------------------

      The Company repurchased and redeemed debentures during the first quarter of 2002, resulting in an extraordinary charge of $0.7 million, net of tax (Note
5).

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------

      The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in the first quarter of 2001 and recorded an after-tax charge of $1.0 million representing the cumulative effect of the change in accounting principle.

Discontinued Operations

      In February 2001, the Company sold Thermo Cardiosystems Inc. to Thoratec
Corporation in exchange for 19.3 million shares of Thoratec common stock.
Certain restrictions limit the Company's ability to sell these shares, although the restrictions fully lapse in August 2002. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations.
During the first quarter of 2002, the Company sold 6.9 million shares of Thoratec for net proceeds of $105 million and realized an after-tax gain of $38.4 million as a gain on disposal of discontinued operations. Following the sale of shares in 2001 and 2002, the Company owns less than 20% of Thoratec's outstanding shares and accounts for its remaining investment in Thoratec as an available-for-sale security with unrealized gains or losses recorded in equity
(Note 14).

      During the first quarter of 2002, the Company sold the last remaining component of its former power generation business and realized an after-tax gain from the disposition totaling $13.0 million, principally for previously unrecognized tax benefits that were realized upon the sale.

Liquidity and Capital Resources

      Consolidated working capital was $938.3 million at March 30, 2002, compared with $823.2 million at December 29, 2001. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $1.16 billion at March 30, 2002, compared with $1.04 billion at December 29,
2001. In addition, the Company had $9.6 million of long-term available-for-sale investments at March 30, 2002, compared with $9.4 million at December 29, 2001.

<

>
                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

      Operating activities used cash of $18.1 million during the first three months of 2002, including $10.2 million for continuing operations. A decrease in other current liabilities used $15.2 million of cash, including $9.8 million of payments for restructuring actions and $6.9 million of accrued interest, principally due to the debt redemption discussed in Note 5.

      In connection with certain restructuring actions undertaken by the Company's continuing operations, the Company had accrued $49.8 million for restructuring costs at March 30, 2002. The Company expects to pay approximately
$33 million of this amount for severance, employee retention, lease obligations, and other costs primarily through 2002. The balance will be paid through the expiration of additional lease obligations through 2012. In addition, at March
30, 2002, the Company had accrued $6.9 million for acquisition expenses. Accrued acquisition expenses included $0.6 million of severance obligations, which the Company expects to pay primarily through 2002. The balance, which primarily represents abandoned-facility payments, will be paid over the remaining terms of the leases through 2014.

      During the first three months of 2002, the primary investing activities of the Company's continuing operations, excluding available-for-sale investment activities, included the sale of other investments, the purchase of shares of a majority-owned subsidiary, and the purchase of property, plant, and equipment.
The Company's continuing operations received proceeds of $80.6 million from the sale of other investments, principally shares of FLIR (Note 4). In addition, the Company's continuing operations expended $21.3 million to purchase the remaining minority-owned shares of its Spectra-Physics subsidiary (Note 12) and $12.4 million for purchases of property, plant, and equipment, net of dispositions.
During the first three months of 2002, investing activities of the Company's discontinued operations provided $107.5 million of cash, primarily representing proceeds of $105 million from the sale of Thoratec common stock (Note 14).

      The Company's financing activities used $178.7 million of cash during the first three months of 2002, including $176.9 million for continuing operations.
During the first three months of 2002, the Company's continuing operations expended $456.3 million to redeem all of its outstanding 4 1/4% and 4 5/8% subordinated convertible debentures due 2003. The redemption price was 100% of the principal amount of the debentures, plus accrued interest. The Company increased short-term notes payable by $369.2 million to partially fund the debt redemption (Note 11). The Company's continuing operations received net proceeds of $10.7 million from the exercise of employee stock options. During the first three months of 2002, the Company expended $100.0 million to repurchase its securities. As of March 30, 2002, the Company had $96 million remaining under Board of Directors' authorizations to repurchase its own securities. Such purchases may be made in the open market, or in negotiated transactions.

      The Company has no material commitments for purchases of property, plant, and equipment and expects that for 2002, such expenditures will approximate $60
- $70 million.

      The Company believes that its existing resources are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The Company's exposure to market risk from changes in interest rates, currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2001, except that a 10% decrease in market interest rates at the end of the first quarter of 2002 would result in a negative impact to the Company of $1 million on the net fair value of its interest-sensitive financial instruments; a 10% decrease in market equity prices at the end of the first quarter of 2002 would result in a negative impact to the Company of $18 million on the net fair value of its price-sensitive equity financial instruments; and a 100 basis point increase in 90-day LIBOR at the end of the first quarter of 2002 would increase the Company's annual pre-tax interest expense by $3 million.

<

>
                           THERMO ELECTRON CORPORATION

Forward-looking Statements

      In connection with the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995, Thermo Electron wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, Thermo Electron's actual results and could cause its actual results in 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Thermo Electron.

      Thermo Electron faces a number of challenges in integrating its instrument businesses. Thermo Electron has historically operated its instrument businesses largely as autonomous, unaffiliated operations. As part of its reorganization, Thermo Electron has begun to manage these operations in a more coordinated manner. The following factors may make it difficult to successfully integrate and consolidate Thermo Electron's instrument operations:

      - Thermo Electron's success in integrating these businesses will depend on its ability to coordinate geographically separate organizations and integrate personnel with different business backgrounds and corporate cultures.

      - Thermo Electron's ability to combine these businesses will require coordination of previously autonomous administrative, sales and marketing, distribution, and accounting and finance functions, and expansion and integration of information and management systems.

      - The integration process could become disruptive to Thermo Electron's instrument businesses.

      Moreover, Thermo Electron may not be able to realize all of the cost savings and other benefits that it expects to result from the integration process, even if the process is completed.

      It may be difficult for Thermo Electron to expand because some of the markets for its products are not growing. Some of the markets in which Thermo
Electron competes have been flat or declining over the past several years. To address this issue, Thermo Electron is pursuing a number of strategies to improve its internal growth, including:

      - finding new markets for its products, including, most significantly, in the areas of proteomics and photonics;

      - developing new applications for its technologies;

      - combining sales and marketing operations in appropriate markets to compete more effectively;

      - actively funding research and development; and

      - strengthening its presence in selected geographic markets.

      Thermo Electron may not be able to successfully implement these strategies, and these strategies may not result in growth of Thermo Electron's business.

      As a result of the spin-off of Kadant, Thermo Electron remains as the guarantor of indebtedness issued by Kadant even though Thermo Electron no longer controls Kadant's business or operations. Thermo Electron has guaranteed the payment of principal and interest on $153 million principal amount of debentures issued by Kadant. These debentures mature in July 2004. Thermo Electron remains liable as a guarantor for this obligation following the spinoff, although it no longer controls the business or operations of Kadant.

      Thermo Electron has significant international operations, which entail the risk that exchange rate fluctuations may negatively affect demand for its products and its profitability. International revenues account for a substantial portion of Thermo Electron's revenues, and Thermo Electron intends to continue expanding its presence in

<

>
                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

international markets. In 2001, Thermo Electron's international revenues from continuing operations, including export revenues from the United States, accounted for approximately 50% of its total revenues. International revenues are subject to the risk that changes in exchange rates may adversely affect product demand and the profitability in U.S. dollars of products and services provided by Thermo Electron in international markets, where payment for Thermo
Electron's products and services is made in the local currency. For example, in fiscal 2001, the unfavorable effects of currency translation decreased revenues of Thermo Electron's continuing operations by $46.5 million.

      Thermo Electron has acquired several companies and businesses; as a result it has recorded significant goodwill on its balance sheet, which it must continually evaluate for potential impairment. Thermo Electron has acquired significant intangible assets, including approximately $1.3 billion of goodwill that it has recorded on its balance sheet as of December 29, 2001. Thermo
Electron assesses the future useful life of the goodwill it has on its books whenever events or changes in circumstances indicate that the current useful life has diminished. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Thermo Electron's ability to realize the value of the goodwill that it has recorded as a result of its acquisition of the minority interests in its formerly publicly-traded subsidiaries will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well Thermo Electron has integrated these businesses.

      Thermo Electron must develop new products, adapt to rapid and significant technological change, and respond to introductions of new products in order to remain competitive. Thermo Electron's growth strategy includes significant investment in and expenditures for product development, including most significantly in the areas of proteomics and photonics. Thermo Electron intends to increase spending in the area of research and development. Thermo Electron sells its products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions, and enhancements and evolving industry standards. Without the timely introduction of new products, services, and enhancements, Thermo
Electron's products and services will likely become technologically obsolete over time, in which case its revenue and operating results would suffer.

      Thermo Electron's customers use many of its products to develop, test, and manufacture their own products. As a result, Thermo Electron must anticipate industry trends and develop products in advance of the commercialization of its customers' products. If it fails to adequately predict its customers' needs and future activities, Thermo Electron may invest heavily in research and development of products and services that do not lead to significant revenue.

      Many of its products and products under development are technologically innovative and require significant planning, design, development, and testing at the technological, product, and manufacturing-process levels. These activities require Thermo Electron to make significant investments.

      Products in Thermo Electron's markets undergo rapid and significant technological change because of quickly changing industry standards and the introduction of new products and technologies that make existing products and technologies uncompetitive or obsolete. Thermo Electron's competitors may adapt more quickly to new technologies and changes in customers' requirements than Thermo Electron can. The products Thermo Electron is currently developing, or those it will develop in the future, may not be technologically feasible or accepted by the marketplace, and its products or technologies could become uncompetitive or obsolete.

      Thermo Electron sells its products and services to a number of companies that operate in cyclical industries, which could adversely affect its results of operations when those industries experience a downturn. The growth and profitability of Thermo Electron's Optical Technologies segment depends in part on sales to the semiconductor and telecommunications industries, which are subject to cyclical downturns. These industries are experiencing slowing trends.
A prolonged slowdown in these industries would adversely affect sales by the Optical Technologies segment, which in turn could adversely affect Thermo
Electron's revenues and results of operations.

<

>
                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

      Changes in governmental regulations may reduce demand for Thermo
Electron's products or increase its expenses. Thermo Electron competes in many markets in which it and its customers must comply with federal, state, local, and international regulations, such as environmental, health and safety, and food and drug regulations. Thermo Electron develops, configures, and markets its products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for Thermo Electron's products. For example, many of Thermo Electron's instruments are marketed to the pharmaceutical industry for use in discovering and developing drugs. Changes in the U.S. Food and Drug Administration's regulation of the drug discovery and development process could have an adverse effect on the demand for these products.

      Demand for some of Thermo Electron's products depends on capital spending policies of its customers and on government funding policies. Thermo Electron's customers include manufacturers of semiconductors and products incorporating semiconductors, pharmaceutical and chemical companies, laboratories, universities, healthcare providers, government agencies, and public and private research institutions. Many factors, including public policy spending priorities, available resources, and economic cycles, have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products. For example, sales of weighing and inspection equipment have decreased as a result of lower demand from the global packaged food industry, which is undergoing a period of consolidation.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      None.

(b)   Reports on Form 8-K

      None.


<

>
                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May 2002.

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
