Form 10-Q
period 2002-06-29
THERMO ELECTRON CORP
filed 2002-08-13
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended June 29, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                            Outstanding at July 26, 2002
   -----------------------------                ----------------------------
   Common Stock, $1.00 par value                         166,494,684

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                                                       June 29,     December 29,
(In thousands)                                                                                             2002             2001
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  234,910       $  297,557
 Short-term available-for-sale investments, at quoted market value (amortized
    cost of $654,079 and $697,757; Notes 4, 11, and 14)                                                 741,522          744,321
 Accounts receivable, less allowances of $26,042 and $26,525                                            411,146          410,960
 Unbilled contract costs and fees                                                                        20,824           24,071
 Inventories:
    Raw materials and supplies                                                                          157,865          149,817
    Work in process                                                                                      60,067           56,417
    Finished goods (includes $14,491 and $14,918 at customer locations)                                 142,275          130,807
 Deferred tax asset                                                                                      85,055           82,766
 Other current assets                                                                                    46,081           68,494
                                                                                                     ----------       ----------

                                                                                                      1,899,745        1,965,210
                                                                                                     ----------       ----------

Property, Plant, and Equipment, at Cost                                                                 492,350          482,386
 Less:  Accumulated depreciation and amortization                                                       221,548          211,674
                                                                                                     ----------       ----------

                                                                                                        270,802          270,712
                                                                                                     ----------       ----------

Long-term Available-for-sale Investments, at Quoted Market Value (amortized cost
 of $5,729)                                                                                                   -            9,360
                                                                                                     ----------       ----------

Other Assets                                                                                            219,352          231,395
                                                                                                     ----------       ----------

Goodwill (Notes 2, 8, and 12)                                                                         1,406,776        1,348,393
                                                                                                     ----------       ----------

                                                                                                     $3,796,675       $3,825,070
                                                                                                     ==========       ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                       June 29,     December 29,
(In thousands except share amounts)                                                                        2002             2001
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations
    (Notes 5 and 11)                                                                                 $  451,748       $  528,988
 Accounts payable                                                                                       100,315          111,950
 Accrued payroll and employee benefits                                                                   80,371           92,262
 Accrued income taxes                                                                                    73,151           30,797
 Deferred revenue                                                                                        53,021           48,166
 Accrued restructuring costs (Note 13)                                                                   43,698           60,685
 Other accrued expenses (Note 2)                                                                        195,154          203,775
 Net liabilities of discontinued operations (Note 14)                                                    81,257           65,416
                                                                                                     ----------       ----------

                                                                                                      1,078,715        1,142,039
                                                                                                     ----------       ----------

Long-term Deferred Income Taxes and Other Deferred Items                                                 48,176           40,486
                                                                                                     ----------       ----------

Long-term Obligations:
 Senior convertible obligations                                                                         121,062          145,414
 Senior notes (Note 10)                                                                                 131,114          128,725
 Subordinated convertible obligations                                                                   397,139          445,377
 Other                                                                                                    6,828            7,986
                                                                                                     ----------       ----------

                                                                                                        656,143          727,502
                                                                                                     ----------       ----------

Minority Interest (Note 12)                                                                                   -            6,901
                                                                                                     ----------       ----------

Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 179,003,871 and
    199,816,264 shares issued (Note 16)                                                                 179,004          199,816
 Capital in excess of par value                                                                       1,358,475        1,758,567
 Retained earnings                                                                                      693,242          509,681
 Treasury stock at cost, 10,441,652 and 23,458,555 shares (Note 16)                                    (198,131)        (457,475)
 Deferred compensation                                                                                   (2,021)          (3,157)
 Accumulated other comprehensive items (Notes 7 and 10)                                                 (16,928)         (99,290)
                                                                                                     ----------       ----------

                                                                                                      2,013,641        1,908,142
                                                                                                     ----------       ----------

                                                                                                     $3,796,675       $3,825,070
                                                                                                     ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                    ---------------------------
                                                                                                    June 29,           June 30,
(In thousands except per share amounts)                                                                 2002               2001
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $509,113           $542,472
                                                                                                    --------           --------

Costs and Operating Expenses:
 Cost of revenues (Note 13)                                                                          279,325            304,410
 Selling, general, and administrative expenses                                                       139,371            155,498
 Research and development expenses                                                                    39,754             44,706
 Restructuring and other unusual costs, net (Note 13)                                                 15,487             23,693
                                                                                                    --------           --------

                                                                                                     473,937            528,307
                                                                                                    --------           --------

Operating Income                                                                                      35,176             14,165
Other Income (Expense), Net (Notes 4, 10, and 13)                                                     38,289               (148)
                                                                                                    --------           --------

Income from Continuing Operations Before Provision for Income Taxes, Minority
 Interest, and Extraordinary Item                                                                     73,465             14,017
Provision for Income Taxes                                                                           (23,975)            (5,411)
Minority Interest Income                                                                                   -                817
                                                                                                    --------           --------

Income from Continuing Operations Before Extraordinary Item                                           49,490              9,423
Gain on Disposal of Discontinued Operations, Net (represents tax benefit in 2002; net
 of income tax provision of $17,259 in 2001; Note 14)                                                 19,000             15,560
                                                                                                    --------           --------

Income Before Extraordinary Item                                                                      68,490             24,983
Extraordinary Item (net of income tax provision of $14; Note 5)                                           27                  -
                                                                                                    --------           --------

Net Income                                                                                          $ 68,517           $ 24,983
                                                                                                    ========           ========

Earnings per Share from Continuing Operations Before Extraordinary Item (Note 6):
 Basic                                                                                              $    .29           $    .05
                                                                                                    ========           ========

 Diluted                                                                                            $    .28           $    .05
                                                                                                    ========           ========

Earnings per Share (Note 6):
 Basic                                                                                              $    .40           $    .14
                                                                                                    ========           ========

 Diluted                                                                                            $    .38           $    .14
                                                                                                    ========           ========

Weighted Average Shares (Note 6):
 Basic                                                                                               171,122            181,628
                                                                                                    ========           ========

 Diluted                                                                                             186,740            185,056
                                                                                                    ========           ========



The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                                  -----------------------------
                                                                                                    June 29,           June 30,
(In thousands except per share amounts)                                                                 2002               2001
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $1,000,439         $1,115,561
                                                                                                  ----------         ----------

Costs and Operating Expenses:
 Cost of revenues                                                                                    546,995            622,245
 Selling, general, and administrative expenses                                                       278,284            315,665
 Research and development expenses                                                                    79,380             89,071
 Restructuring and other unusual costs, net (Note 13)                                                 23,870             34,575
                                                                                                  ----------         ----------

                                                                                                     928,529          1,061,556
                                                                                                  ----------         ----------

Operating Income                                                                                      71,910             54,005
Other Income (Expense), Net (Notes 4, 10, and 13)                                                     99,297             (3,894)
                                                                                                  ----------         ----------

Income from Continuing Operations Before Provision for Income Taxes, Minority
 Interest, Extraordinary Item, and Cumulative Effect of Change in Accounting
 Principle                                                                                           171,207             50,111
Provision for Income Taxes                                                                           (57,667)           (19,668)
Minority Interest Income                                                                                 331                799
                                                                                                  ----------         ----------

Income from Continuing Operations Before Extraordinary Item and Cumulative Effect of
 Change in Accounting Principle                                                                      113,871             31,242
Gain (Loss) on Disposal of Discontinued Operations, Net (includes tax benefit of
 $13,408 in 2002; net of tax benefit of $22,741 in 2001; Note 14)                                     70,370            (50,440)
                                                                                                  ----------         ----------

Income (Loss) Before Extraordinary Item and Cumulative Effect of Change in
 Accounting Principle                                                                                184,241            (19,198)
Extraordinary Item (net of income tax benefit of $366; Note 5)                                          (680)                 -
                                                                                                  ----------         ----------

Income (Loss) Before Cumulative Effect of Change in Accounting Principle                             183,561            (19,198)
Cumulative Effect of Change in Accounting Principle (net of income tax benefit
 and minority interest of $663)                                                                            -               (994)
                                                                                                  ----------         ----------

Net Income (Loss)                                                                                 $  183,561         $  (20,192)
                                                                                                  ==========         ==========

Earnings per Share from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle (Note 6):
    Basic                                                                                         $      .66         $      .17
                                                                                                  ==========         ==========

    Diluted                                                                                       $      .63         $      .17
                                                                                                  ==========         ==========

Earnings (Loss) per Share (Note 6):
    Basic                                                                                         $     1.06         $     (.11)
                                                                                                  ==========         ==========

    Diluted                                                                                       $      .98         $     (.11)
                                                                                                  ==========         ==========

Weighted Average Shares (Note 6):
    Basic                                                                                            172,686            182,242
                                                                                                  ==========         ==========

    Diluted                                                                                          195,464            186,117
                                                                                                  ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.


<

>
                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                   ----------------------------
                                                                                                    June 29,           June 30,
(In thousands)                                                                                          2002               2001
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                                                 $ 183,561          $ (20,192)
 (Gain) loss on disposal of discontinued operations, net (Note 14)                                   (70,370)            50,440
                                                                                                   ---------          ---------

 Income from continuing operations                                                                   113,191             30,248

 Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization (Note 8)                                                          28,372             48,536
      Noncash restructuring and other unusual costs, net (Note 13)                                     9,653             28,383
      Provision for losses on accounts receivable                                                      1,447              1,591
      Minority interest income                                                                          (331)              (799)
      Equity in earnings of unconsolidated subsidiaries (Note 4)                                      (2,169)            (1,260)
      Cumulative effect of change in accounting principle, net of income tax
        benefit and minority interest                                                                      -                994
      Change in deferred income taxes                                                                (12,430)               (82)
      Gain on sale of businesses                                                                      (2,629)                19
      (Gain) loss on investments, net (Note 4)                                                       (93,986)               807
      Extraordinary item, net of income taxes (Note 5)                                                   680                  -
      Other noncash items, net                                                                         3,058              4,066
      Changes in current accounts, excluding the effects of acquisitions and dispositions:
          Accounts receivable                                                                         18,177             (1,869)
          Inventories                                                                                 (3,414)           (25,986)
          Other current assets                                                                        (2,062)           (17,186)
          Accounts payable                                                                           (16,504)           (14,206)
          Other current liabilities                                                                  (39,478)             9,532
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                                 1,575             62,788
            Net cash provided by (used in) discontinued operations                                   (50,667)            38,136
                                                                                                   ---------          ---------

            Net cash provided by (used in) operating activities                                      (49,092)           100,924
                                                                                                   ---------          ---------

Investing Activities:
 Purchases of available-for-sale investments                                                               -           (469,132)
 Proceeds from sale of available-for-sale investments (Note 4)                                        80,627             50,762
 Proceeds from maturities of available-for-sale investments                                           68,172            176,358
 Proceeds from sale of other investments (Note 4)                                                     65,167                  -
 Purchases of property, plant, and equipment                                                         (26,601)           (46,657)
 Proceeds from sale of property, plant, and equipment                                                  6,673             10,284
 Acquisition of minority interest of subsidiary (Note 12)                                            (22,022)                 -
 Acquisitions, net of cash acquired (Note 2)                                                         (46,193)           (14,129)
 Collection of note receivables                                                                       48,630                  -
 Proceeds from sale of businesses, net of cash divested                                                4,674             16,789
 Advance to affiliates                                                                                     -            (32,266)


<

>
                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                   ----------------------------
                                                                                                    June 29,           June 30,
(In thousands)                                                                                          2002               2001
-------------------------------------------------------------------------------------------------------------------------------

Investing Activities (continued):
 Increase in other assets                                                                          $  (6,981)         $  (2,668)
 Other                                                                                                 1,919              1,804
                                                                                                   ---------          ---------

            Net cash provided by (used in) continuing operations                                     174,065           (308,855)
            Net cash provided by discontinued operations                                             106,397            379,528
                                                                                                   ---------          ---------

            Net cash provided by investing activities                                                280,462             70,673
                                                                                                   ---------          ---------

Financing Activities:
 Redemption and repayment of long-term obligations (Note 5)                                         (459,398)           (23,397)
 Net proceeds from issuance of Company and subsidiary common stock                                    12,542             34,225
 Purchases of Company common stock and subordinated convertible debentures (Note 5)                 (208,507)           (97,810)
 Increase (decrease) in short-term notes payable (Note 11)                                           345,937             (5,284)
 Other                                                                                                 2,958                411
                                                                                                   ---------          ---------

            Net cash used in continuing operations                                                  (306,468)           (91,855)
            Net cash provided by (used in) discontinued operations                                        86            (39,297)
                                                                                                   ---------          ---------

            Net cash used in financing activities                                                   (306,382)          (131,152)
                                                                                                   ---------          ---------

Exchange Rate Effect on Cash of Continuing Operations                                                  8,324             (4,067)
Exchange Rate Effect on Cash of Discontinued Operations                                                 (179)              (363)
                                                                                                   ---------          ---------

Increase (Decrease) in Cash and Cash Equivalents                                                     (66,867)            36,015
Cash and Cash Equivalents at Beginning of Period                                                     305,200            636,252
                                                                                                   ---------          ---------

                                                                                                     238,333            672,267

Cash and Cash Equivalents of Discontinued Operations at End of Period                                 (3,423)          (165,916)
                                                                                                   ---------          ---------

Cash and Cash Equivalents at End of Period                                                         $ 234,910          $ 506,351
                                                                                                   =========          =========

Noncash Activities:
 Fair value of assets of acquired businesses                                                       $  56,636          $  18,161
 Cash paid for acquired businesses                                                                   (46,335)           (14,834)
                                                                                                   ---------          ---------

    Liabilities assumed of acquired businesses                                                     $  10,301          $   3,327
                                                                                                   =========          =========



The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.     General

       The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 2002, the results of operations for the three- and six-month periods ended June 29, 2002, and June 30, 2001, and the cash flows for the six-month periods ended June 29, 2002, and June 30, 2001. Prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

       The consolidated balance sheet presented as of December 29, 2001, has been derived from the audited consolidated financial statements as of that date.
The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, filed with the Securities and Exchange Commission (SEC).

2.     Acquisitions

       In April 2002, the Company's Life and Laboratory Sciences segment acquired 11,265,873 shares (or approximately 97%) of CRS Robotics Corporation
(CRS), a Toronto Stock Exchange-listed company, for 5.75 Canadian dollars per share (approximately $3.68 per share) in completion of the Company's cash tender offer to acquire all of the outstanding shares of CRS. In May 2002, the segment completed the acquisition of the remaining CRS shares outstanding and subsequently renamed the business Thermo CRS. The aggregate purchase price was approximately $42 million, including related expenses. Thermo CRS is a global supplier of lab automation robotics, software, and equipment to the drug-discovery market. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $23.7 million has been allocated as goodwill. In addition, during the second quarter of 2002, the Company acquired a product line of microbeam X-ray fluorescence (XRF) metrology tools for approximately $4 million in cash. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.
The Company has gathered no information that indicates the final purchase price allocation will differ materially from the preliminary estimates. The results of operations of the acquisitions are included in the Company's consolidated financial statements from the respective dates of acquisition. Pro forma results are not presented as the acquisitions did not materially affect the Company's results of operations.

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

<

>
                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       A summary of the changes in accrued acquisition expenses for acquisitions completed during 2002 is as follows:

                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

 Reserves established                                                $  739           $  509           $   21            $1,269
 Payments                                                              (241)               -                -              (241)
 Currency translation                                                    36               57                2                95
                                                                     ------           ------           ------            ------

Balance at June 29, 2002                                             $  534           $  566           $   23            $1,123
                                                                     ======           ======           ======            ======

       The principal accrued acquisition expenses for 2002 acquisitions were for severance for approximately 40 acquired employees, primarily in manufacturing and research and development, and for closure of a Thermo CRS manufacturing facility in Austria, with a lease expiring in 2005. The operations of this facility will be consolidated into existing facilities in Canada.

       A summary of the changes in accrued acquisition expenses for acquisitions completed before and during 1999 is as follows:

                                                            1999 Acquisitions
                                               ---------------------------------------------
                                                               Abandonment
                                                                 of Excess                            Pre-1999
(In thousands)                                 Severance        Facilities             Other      Acquisitions            Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 29, 2001                      $  626            $   10            $  131            $6,216           $6,983
 Payments                                            (21)              (11)              (74)             (290)            (396)
 Decrease recorded as a reduction in
    other intangible assets                         (300)                -                 -                 -             (300)
 Decrease recorded as a reduction in
    goodwill                                         (29)                -               (74)                -             (103)
 Currency translation                                 41                 1                17               346              405
                                                  ------            ------            ------            ------           ------

Balance at June 29, 2002                          $  317            $    -            $    -            $6,272           $6,589
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


<

>
                           THERMO ELECTRON CORPORATION

3.     Business Segment Information

                                                                   Three Months Ended                     Six Months Ended
                                                              -----------------------------        -----------------------------
                                                                June 29,           June 30,          June 29,           June 30,
(In thousands)                                                      2002               2001              2002               2001
--------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Life and Laboratory Sciences                              $  275,007         $  270,669        $  543,095         $  545,523
    Measurement and Control                                      147,654            171,432           293,399            362,746
    Optical Technologies                                          88,596            103,906           168,547            213,629
    Intersegment (a)                                              (2,144)            (3,535)           (4,602)            (6,337)
                                                              ----------         ----------        ----------         ----------

                                                              $  509,113         $  542,472        $1,000,439         $1,115,561
                                                              ==========         ==========        ==========         ==========

Income from Continuing Operations Before Provision for
  Income Taxes, Minority Interest, Extraordinary Item, and
  Cumulative Effect of Change in Accounting Principle:
    Life and Laboratory Sciences (b)                          $   41,865         $   24,442        $   85,953         $   58,898
    Measurement and Control (c)                                   14,211              3,426            28,878             13,174
    Optical Technologies (d)                                      (9,271)              (934)          (19,467)             6,961
                                                              ----------         ----------        ----------         ----------

      Total Segment Operating Income (e)                          46,805             26,934            95,364             79,033
    Corporate/Other (f)                                           26,660            (12,917)           75,843            (28,922)
                                                              ----------         ----------        ----------         ----------

                                                              $   73,465         $   14,017        $  171,207         $   50,111
                                                              ==========         ==========        ==========         ==========

Depreciation:
    Life and Laboratory Sciences                              $    5,223         $    5,348        $   10,462         $   10,419
    Measurement and Control                                        2,580              3,007             5,306              6,227
    Optical Technologies                                           3,577              3,812             7,884              7,372
    Corporate                                                        727                551             1,424                895
                                                              ----------         ----------        ----------         ----------

                                                              $   12,107         $   12,718        $   25,076         $   24,913
                                                              ==========         ==========        ==========         ==========

Amortization (Note 8):
    Life and Laboratory Sciences                              $    1,101         $    6,961        $    2,070         $   13,868
    Measurement and Control                                          277              3,429               558              6,784
    Optical Technologies                                             351              1,486               668              2,971
                                                              ----------         ----------        ----------         ----------

                                                              $    1,729         $   11,876        $    3,296         $   23,623
                                                              ==========         ==========        ==========         ==========

       During the first six months of 2002, the Company transferred management responsibility for several businesses between segments as follows: (1) the spectroscopy businesses were moved to the renamed Life and Laboratory Sciences segment from the Measurement and Control segment; (2) the temperature-control businesses were moved to the Measurement and Control segment from the Optical
Technologies segment; (3) the electrochemistry products business was moved to the Measurement and Control segment from the Life and Laboratory Sciences segment; and (4) the Thermo Projects unit was moved from a separate segment
(previously included as "Other") to the Life and Laboratory Sciences segment.
Prior-period segment information has been restated to reflect these changes.

<

>
                           THERMO ELECTRON CORPORATION

3.     Business Segment Information (continued)

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other unusual costs, net, of $3.6 million, $10.3 million, $3.3 million, and $13.1 million in the second quarter of 2002 and 2001 and first six months of 2002 and 2001, respectively.
(c) Includes restructuring and other unusual costs, net, of $1.1 million, $14.9 million, $0.9 million, and $20.9 million in the second quarter of 2002 and 2001 and first six months of 2002 and 2001, respectively.
(d) Includes restructuring and other unusual costs, net, of $11.4 million, $8.5 million, $19.7 million, and $8.9 million in the second quarter of 2002 and 2001 and first six months of 2002 and 2001, respectively.
(e) Segment operating income is income before corporate general and administrative expenses, other income and expense, minority interest income, income taxes, extraordinary item, and cumulative effect of change in accounting principle.
(f) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other unusual costs of $0.9 million, $3.3 million, $1.6 million, and $4.9 million in the second quarter of 2002 and 2001 and first six months of 2002 and 2001, respectively. Other income, net, in the second quarter and first six months of 2002 includes gains of $31.6 million and $87.9 million, respectively, on sales of shares of FLIR Systems, Inc. Other expense, net, in the first six months of 2001 includes a charge of $2.0 million for impairment of an available-for-sale investment.

4.     Other Income (Expense), Net

       The components of other income (expense), net, in the accompanying statement of operations are as follows:


                                                                                Three Months Ended           Six Months Ended
                                                                              ----------------------      ----------------------
                                                                              June 29,      June 30,      June 29,      June 30,
(In thousands)                                                                    2002          2001          2002         2001
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                               $ 12,621      $ 15,776      $ 26,979      $ 33,450
Interest Expense (Note 10)                                                     (10,216)      (18,533)      (23,695)      (37,976)
Equity in Earnings of Unconsolidated Subsidiaries                                    -         1,051         2,169         1,260
Gain (Loss) on Investments, Net                                                 36,033         1,345        93,986          (807)
Other Items, Net                                                                  (149)          213          (142)          179
                                                                              --------      --------      --------      --------

                                                                              $ 38,289      $   (148)     $ 99,297      $ (3,894)
                                                                              ========      ========      ========      ========

       The Company sold 756,000 and 2,006,000 shares of FLIR Systems, Inc.
common stock during the second quarter and first six months of 2002, respectively, and realized gains of $31.6 million and $87.9 million, including
$8.8 million and $23.2 million from the recovery of amounts written down in prior years. The Company historically reported its pro-rata share of FLIR's results on a one-quarter lag. In December 2001, following a sale of shares, the Company's ownership of FLIR fell below 20%. In the first quarter of 2002, the Company recorded its share of FLIR's fourth quarter 2001 earnings through the date on which the Company's ownership fell below 20%. The Company's share of such earnings totaled $2.1 million. As of March 30, 2002, the Company accounts for its investment in FLIR as an available-for-sale security and no longer records its share of FLIR's earnings. As an available-for-sale security, the investment in FLIR is recorded at quoted market value in current assets and unrealized gains or losses are recorded as a part of accumulated other comprehensive items in the accompanying 2002 balance sheet.

<

>


                           THERMO ELECTRON CORPORATION

5.     Redemption and Repurchase of Subordinated Convertible Debentures and
       Extraordinary Item

       In March 2002, the Company redeemed all of its outstanding 4 1/4% and 4
5/8% subordinated convertible debentures due 2003 with the objective of minimizing interest costs. The principal amounts redeemed for the 4 1/4% and 4
5/8% debentures were $398.4 million and $57.9 million, respectively. The redemption price was 100% of the principal amount of the debentures, plus accrued interest. During the first six months of 2002, the Company repurchased
$41.6 million principal amount of its other subordinated convertible debentures for $41.2 million in cash. These transactions resulted in net extraordinary charges of $0.7 million for the first six months of 2002, net of taxes of $0.4 million.

6.     Earnings (Loss) per Share

       Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                Three Months Ended           Six Months Ended
                                                                              ----------------------      ----------------------
                                                                              June 29,      June 30,      June 29,      June 30,
(In thousands except per share amounts)                                           2002          2001          2002          2001
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle                          $ 49,490      $  9,423      $113,871      $ 31,242
Gain (Loss) on Disposal of Discontinued Operations, Net                         19,000        15,560        70,370       (50,440)
Extraordinary Item                                                                  27             -          (680)            -
Cumulative Effect of Change in Accounting Principle                                  -             -             -          (994)
                                                                              --------      --------      --------      --------

Net Income (Loss) for Basic Earnings (Loss) per Share                           68,517        24,983       183,561       (20,192)
Effect of Convertible Debentures                                                 3,011             -         8,919             -
                                                                              --------      --------      --------      --------

Income (Loss) Available to Common Shareholders, as Adjusted for
 Diluted Earnings (Loss) per Share                                            $ 71,528      $ 24,983      $192,480      $(20,192)
                                                                              --------      --------      --------      --------

Basic Weighted Average Shares                                                  171,122       181,628       172,686       182,242

Effect of:
 Stock options                                                                   2,054         2,996         2,514         3,415
 Convertible debentures                                                         13,564           432        20,264           460
                                                                              --------      --------      --------      --------

Diluted Weighted Average Shares                                                186,740       185,056       195,464       186,117
                                                                              --------      --------      --------      --------


<

>
                           THERMO ELECTRON CORPORATION

6.     Earnings (Loss) per Share (continued)

                                                                                Three Months Ended           Six Months Ended
                                                                              ----------------------      ----------------------
                                                                              June 29,      June 30,      June 29,      June 30,
(In thousands except per share amounts)                                           2002          2001          2002          2001
--------------------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) per Share:
 Continuing operations before extraordinary item and cumulative
    effect of change in accounting principle                                  $    .29      $    .05      $    .66      $    .17
 Discontinued operations                                                           .11           .09           .41         (.28)
 Extraordinary item                                                                  -             -             -             -
 Cumulative effect of change in accounting principle                                 -             -             -         (.01)
                                                                              --------      --------      --------      --------

                                                                              $    .40      $    .14      $   1.06      $   (.11)
                                                                              ========      ========      ========      ========

Diluted Earnings (Loss) per Share:
 Continuing operations before extraordinary item and cumulative
    effect of change in accounting principle                                  $    .28      $    .05      $    .63      $    .17
 Discontinued operations                                                           .10           .08           .36          (.27)
 Extraordinary item                                                                  -             -             -             -
 Cumulative effect of change in accounting principle                                 -             -             -          (.01)
                                                                              --------      --------      --------      -------

                                                                              $    .38      $    .14      $    .98      $   (.11)
                                                                              ========      ========      ========      ========

       Options to purchase 10,898,000 and 4,890,000 shares of common stock for the second quarter of 2002 and 2001, respectively, and 9,237,000 and 3,855,000 shares of common stock for the first six months of 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       The computation of diluted earnings per share for the second quarter and first six months of 2002 excludes the effect of assuming the conversion of the Company's 4 3/8% subordinated convertible debentures, with a principal balance of $74,618,000 as of June 29, 2002, and convertible at $111.83 per share, because the effect would be antidilutive. The computation of diluted earnings per share for the second quarter and first six months of 2001 excludes the effect of assuming the conversion of the Company's subordinated convertible debentures, except for the Company's 0% subordinated convertible debentures, because the effect would be antidilutive.

7.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items, which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including currency-translation adjustments and unrealized net of tax gains and losses on available-for-sale investments and hedging instruments (Note 10). During the second quarter of 2002 and 2001, the Company had comprehensive income of $95.9 million and $14.6 million, respectively. During the first six months of 2002 and 2001, the Company had comprehensive income of $155.3 million and a comprehensive loss of $50.3 million, respectively. Comprehensive income in the first six months of 2002 excludes the effect on unrealized gains of $111 million that existed at the date the Company reclassified equity interests in FLIR and Thoratec Corporation to available-for-sale investments (Notes 4 and 14).

<

>


                           THERMO ELECTRON CORPORATION

8.     Recent Accounting Pronouncements and Pro Forma Results

       In June 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other
Intangible Assets." The Company adopted the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to cease amortization of all goodwill. SFAS No. 142 also requires companies to annually test goodwill for impairment and to perform an initial test in the year of adoption. The Company has completed this initial test and determined that no impairment of goodwill existed at the adoption date. Goodwill amortization for the second quarter and first six months of 2001, was $10.1 million and $20.1 million, respectively. Pro forma results for the second quarter and first six months of 2001, as if the standard had been adopted at the beginning of 2001, are as follows:

                                                                                                          Three              Six
                                                                                                         Months           Months
                                                                                                          Ended            Ended
                                                                                                       June 30,         June 30,
(In thousands except per share amounts)                                                                    2001             2001
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations Before Extraordinary Item and Cumulative
 Effect of Change in Accounting Principle:
    As reported                                                                                        $  9,423         $ 31,242
    Pro forma                                                                                            18,768           49,556

Basic Earnings per Share from Continuing Operations Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle:
    As reported                                                                                             .05              .17
    Pro forma                                                                                               .10              .27

Diluted Earnings per Share from Continuing Operations Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle:
    As reported                                                                                             .05              .17
    Pro forma                                                                                               .10              .27

Net Income (Loss):
    As reported                                                                                        $ 24,983         $(20,192)
    Pro forma                                                                                            34,328           (1,878)

Basic Income (Loss) per Share:
    As reported                                                                                             .14             (.11)
    Pro forma                                                                                               .19             (.01)

Diluted Income (Loss) per Share:
    As reported                                                                                             .14             (.11)
    Pro forma                                                                                               .19             (.01)

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-lived Assets." The standard provides guidance on measuring impairment of long-lived assets and applying discontinued operations accounting upon adoption. The Company adopted the standard during the first quarter of 2002. Adoption of the standard did not materially affect the Company's financial statements.




<

>
                           THERMO ELECTRON CORPORATION

8.     Recent Accounting Pronouncements and Pro Forma Results (continued)

       In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such but instead will be reported as other nonoperating income or expenses.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities," which supersedes EITF 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 will continue to apply with regard to the Company's previously announced restructuring plans.

9.     Note Receivable

       In July 2000, the Company completed the sale of its wholly owned Spectra
Precision businesses to Trimble Navigation Limited for $208.1 million in net cash proceeds and $80.0 million in seller debt financing at an initial interest rate of 10%. The note from the buyer called for repayment in two equal, annual installments beginning in July 2001, but permitted extension of maturity under certain conditions. Trimble elected to defer the note payment due in July 2001, and in March 2002, the Company and Trimble negotiated a change in terms. Under the revised terms, Trimble paid $12 million of principal, together with $10 million of accrued interest. Maturity for the remaining balance was extended to July 2004, and the amended note carries an interest rate of 10.41% and has provisions that require earlier repayment under certain conditions. In addition, the Company obtained warrants to purchase up to 376,233 shares of Trimble at $15.11 per share, of which 200,000 shares are exercisable immediately through 2007 and the balance of which becomes exercisable for five-year terms at various times for as long as the note remains outstanding. Spectra Precision, formerly part of the Measurement and Control segment, was acquired as part of Spectra-Physics AB and provides the construction, surveying, and heavy-machine industries with precision-positioning equipment.

10.    Derivative Instruments and Hedging

       The Company uses forward currency exchange contracts primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair-value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from sales that are denominated in currencies other than the functional currencies of the respective operations. The Company enters into these currency exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, the hedges are not speculative in nature. As part of the Company's overall strategy to manage the level of exposure to the risk of currency exchange fluctuations, some operating units hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using exchange contracts that have maturities of 12 months or less. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

       The Company records its forward currency exchange contracts at fair value in its consolidated balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. At June 29, 2002, the Company had deferred losses, net of income taxes, relating to forward currency exchange contracts of approximately
$2.4 million, substantially all of which is expected to be recognized as expense over the next 12 months. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposure being hedged.

<

>
                           THERMO ELECTRON CORPORATION

10.    Derivative Instruments and Hedging (continued)

       During the first quarter of 2002, the Company entered into interest rate swap arrangements for its $128.7 million principal amount 7.625% senior notes, due in 2008, with the objective of minimizing interest costs. The arrangements provide that the Company will receive a fixed interest rate of 7.625% and will pay a variable rate of 90-day LIBOR plus 2.19% (4.09% as of June 29, 2002). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value. Changes in the fair value of these swaps and the changes in the fair value of the debt that result from changes in LIBOR are recorded in interest expense in the accompanying statement of operations. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

11.    Securities-Lending Agreements

       In connection with the March 2002 debt redemption discussed in Note 5, the Company entered into securities-lending agreements with third parties under which the Company may borrow funds for short-term needs. Borrowings are collateralized by available-for-sale investments. As of June 29, 2002, the Company had outstanding borrowings of $337.4 million under these arrangements with maturities between July and October 2002. The proceeds of the borrowings were used to partially fund the debt redemption discussed in Note 5. The borrowings carried a weighted average interest rate of 2.2% at June 29, 2002.
The Company has pledged $354.3 million of available-for-sale securities in the accompanying 2002 balance sheet as collateral for such borrowings.

12.    Purchase of Minority Interest in Spectra-Physics

       Following the completion of a cash tender offer in December 2001 for all of the shares of Spectra-Physics it did not previously own, the Company completed a short-form merger with Spectra-Physics in February 2002. After the merger, Spectra-Physics was no longer publicly traded and became a wholly owned subsidiary of the Company. The Company expended $22.0 million of cash to complete the purchase of the minority interest and recorded an increase in goodwill of $15.6 million. Options to purchase shares of Spectra-Physics were exchanged for options to purchase 2,241,598 shares of Thermo Electron common stock. The exchange of options was accounted for in accordance with the methodology set forth in FASB Interpretation No. 44, "Accounting for Certain
Transactions Involving Stock Compensation" (Note 13).

13.    Restructuring and Other Unusual Costs, Net

       In response to a downturn in telecommunications, semiconductor, and other markets served by the Company's businesses and in an effort to further integrate business units, the Company initiated restructuring actions in the second quarter of 2001 in a number of business units to reduce costs and shed unproductive assets. Further actions were initiated in the fourth quarter of 2001 and in the first half of 2002. The restructuring and related actions primarily consisted of headcount reductions, writedowns of telecommunication equipment and excess telecommunication inventories at Spectra-Physics, discontinuance of a number of mature or unprofitable product lines, and consolidation of facilities to streamline operations and reduce costs. The
Company expects to incur an additional $3 million of restructuring costs in the third quarter of 2002 and thereafter for charges associated with these actions that cannot be recorded until incurred. The Company expects that the restructuring actions undertaken in 2001 and 2002 will be substantially completed by the end of 2002.

<

>
                           THERMO ELECTRON CORPORATION

13.    Restructuring and Other Unusual Costs, Net (continued)

       During the second quarter of 2002, the Company recorded net restructuring and other charges by segment as follows:

                                         Life and
                                       Laboratory         Measurement             Optical
(In thousands)                           Sciences         and Control        Technologies           Corporate               Total
---------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                          $   569             $     -             $   982             $     -             $ 1,551
Restructuring and Other Unusual
 Costs, Net                                 3,027               1,115              10,445                 900              15,487
                                          -------             -------             -------             -------             -------

                                          $ 3,596             $ 1,115             $11,427             $   900             $17,038
                                          =======             =======             =======             =======             =======

       During the first six months of 2002, the Company recorded net restructuring and other charges by segment as follows:

                                        Life and
                                       Laboratory         Measurement             Optical
(In thousands)                           Sciences         and Control        Technologies           Corporate               Total
---------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                          $   569             $     -             $   982             $     -             $ 1,551
Restructuring and Other Unusual
 Costs, Net                                 2,710                 867              18,703               1,590              23,870
                                          -------             -------             -------             -------             -------

                                          $ 3,279             $   867             $19,685             $ 1,590             $25,421
                                          =======             =======             =======             =======             =======

       The components of net restructuring and other charges by segment are as follows:

Life and Laboratory Sciences

       The Life and Laboratory Sciences segment recorded $3.6 million of net restructuring and other charges in the second quarter of 2002. The segment recorded $0.6 million of charges to cost of revenues, which consisted of $0.4 million for a discontinued product line and $0.2 million for the sale of inventory revalued at the date of acquisition. The segment also recorded $3.0 million of restructuring and other unusual costs, including $2.4 million of cash costs principally associated with facility consolidations. The cash costs included $0.7 million of severance for 12 employees across all functions; $0.7 million of pension costs for terminated employees that was accrued as a pension liability; $0.4 million of employee-retention costs; $0.1 million of abandoned-facility lease costs; and $0.5 million of other cash costs, primarily relocation expenses. In addition, the segment sold two small operating units and a building for a net loss of $0.5 million and had other asset writedowns of $0.1 million.

       In the first quarter of 2002, this segment recorded $0.3 million of other unusual income, net. The unusual income included a gain on the sale of a product line of $1.5 million. This gain was offset by cash costs of $1.2 million associated with the restructuring actions initiated in 2001, including $0.6 million of employee-retention costs; $0.4 million of severance for eight employees, primarily in administrative and sales functions; and $0.2 million of other cash costs, primarily relocation costs.

Measurement and Control

       The Measurement and Control segment recorded $1.1 million of net restructuring and other charges in the second quarter of 2002. These charges included $2.2 million of cash costs principally associated with facility consolidations, including $0.7 million of relocation costs; $0.7 million of employee-retention costs; $0.6 million of severance; and $0.2 million of abandoned-facility lease costs. These costs were offset in part by $1.1 million of net gains on the sale of a small business unit and a building.

<

>


                           THERMO ELECTRON CORPORATION

13.    Restructuring and Other Unusual Costs, Net (continued)

       In the first quarter of 2002, this segment recorded $0.2 million of other unusual income, net. The unusual income included gains of $1.5 million from the favorable resolution of a dispute on a business sold in 2000 and the sale of a small business unit in 2002. These gains were offset by $1.1 million of cash costs associated with the restructuring actions initiated in 2001, including
$0.5 million of severance; $0.1 million of employee-retention costs; and $0.5 million of other cash costs, primarily relocation and contract-termination costs. The charge also included $0.2 million of asset writedowns, primarily for asset impairment of a building held for sale.

Optical Technologies

       The Optical Technologies segment recorded $11.4 million of net restructuring and other charges in the second quarter of 2002. The segment recorded $1.0 million of charges to cost of revenues, including $0.7 million for a discontinued product line and the balance for the sale of inventory revalued at the date of acquisition. The segment also recorded $10.4 million of restructuring and other unusual costs, including $5.5 million of asset writedowns and $4.9 million of cash costs. The cash costs included $3.2 million of severance for 117 employees across all functions; $1.0 million for abandoned-equipment leases; and $0.7 million for the settlement of litigation
(Note 15). The asset writedowns included $5.3 million of abandoned telecommunications equipment and $0.2 million of goodwill on a small business held for sale. Following actions in the first and second quarter of 2002, the Company has suspended initiatives for products that address telecom markets based on the continuing economic downturn in these markets.

       In the first quarter of 2002, this segment recorded $8.3 million of restructuring and other charges. These charges included $6.8 million of cash costs at Spectra-Physics, including $4.5 million of lease costs, primarily for abandoned equipment; $2.1 million of severance for 76 employees across all functions; $0.1 million of employee-retention costs; and $0.1 million of other cash costs. The charges also included $0.7 million of asset writeoffs for abandoned manufacturing equipment and $0.8 million resulting from the exchange of options to purchase shares of Spectra-Physics for options to purchase shares of Thermo Electron following the acquisition of the minority interest in this business in February 2002 (Note 12).

Corporate

       The Company recorded $0.9 million of restructuring and other charges at its corporate office in the second quarter of 2002, primarily for third-party advisory fees associated with the Company's reorganization plan. While the Company no longer has any public subsidiaries, it has numerous subsidiaries through which the formerly public subsidiaries conducted business. The third-party advisory fees are being incurred to simplify this legal structure.

       In the first quarter of 2002, the Company recorded $0.7 million of restructuring and other charges at its corporate office, all of which were cash costs. This amount included $0.6 million of third-party advisory fees associated with the Company's reorganization plan; and $0.1 million of severance for three employees.

<

>
                           THERMO ELECTRON CORPORATION

13.    Restructuring and Other Unusual Costs, Net (continued)

General

       The following table summarizes the Company's severance actions in 2001 and 2002.

                                                                                                                      Number of
2000 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 30, 2000                                                                                  80

Additional Terminations Announced in 2001                                                                                    16
Terminations Occurring in 2001                                                                                              (91)
Adjustment to Plan                                                                                                           (1)
                                                                                                                         ------

Remaining Terminations at December 29, 2001                                                                                   4

Terminations Occurring in 2002                                                                                               (4)
                                                                                                                         ------

Remaining Terminations at June 29, 2002                                                                                       -
                                                                                                                         ======

2001 Restructuring Plans
-------------------------------------------------------------------------------------------------------------------------------

Terminations Announced in 2001                                                                                            1,714
Terminations Occurring in 2001                                                                                           (1,001)
                                                                                                                         ------

Remaining Terminations at December 29, 2001                                                                                 713

Additional Terminations Announced in 2002                                                                                   221
Terminations Occurring in 2002                                                                                             (679)
                                                                                                                         ------

Remaining Terminations at June 29, 2002                                                                                     255
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

                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

1998 Restructuring Plans
 Balance at December 29, 2001                   $      -          $      -          $      -          $    506          $    506
    Transfer to accrued pension costs (b)              -                 -                 -              (534)             (534)
    Currency translation                               -                 -                 -                28                28
                                                --------          --------          --------          --------          --------

 Balance at June 29, 2002                       $      -          $      -          $      -          $      -          $      -
                                                ========          ========          ========          ========          ========

1999 Restructuring Plans
 Balance at December 29, 2001                   $    571          $      -          $      -          $      -          $    571
    Payments                                        (157)                -                 -                 -              (157)
                                                --------          --------          --------          --------          --------

 Balance at June 29, 2002                       $    414          $      -          $      -          $      -          $    414
                                                ========          ========          ========          ========          ========

2000 Restructuring Plans
 Balance at December 29, 2001                   $  1,588          $  6,287          $  1,866          $  1,200          $ 10,941
    Costs incurred in 2002                             -                 -                 -             1,406             1,406
    Payments                                        (999)           (6,015)             (337)           (2,409)           (9,760)
    Currency translation                             104                 -                71                 2               177
                                                --------          --------          --------          --------          --------

 Balance at June 29, 2002                       $    693          $    272          $  1,600          $    199          $  2,764
                                                ========          ========          ========          ========          ========

2001 Restructuring Plans
 Balance at December 29, 2001                   $ 26,092          $    143          $ 19,765          $  2,667          $ 48,667
    Costs incurred in 2002 (c)                     8,158             1,780             4,895             3,093            17,926
    Reserves reversed                               (489)               (4)             (102)              (78)             (673)
    Payments                                     (19,291)           (1,630)           (3,162)           (3,239)          (27,322)
    Currency translation                           1,406                28               423                65             1,922
                                                --------          --------          --------          --------          --------

 Balance at June 29, 2002                       $ 15,876          $    317          $ 21,819          $  2,508          $ 40,520
                                                ========          ========          ========          ========          ========

(a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment. The 2000 awards were based on specified percentages of employees' salaries and were generally awarded to help ensure continued employment at least through completion of the Company's reorganization plan.
(b) Balance of accrued restructuring costs from 1998 plans related to pension liability associated with employees terminated in 1998, which was transferred to accrued pension costs in 2002.
(c) Excludes net gains of $0.9 million and $2.4 million in the Life and Laboratory Sciences and Measurement and Control segments, respectively;
     noncash charges of $7.0 million in the Optical Technologies segment; a cash charge of $0.7 million recorded in accrued pension costs in the Life and Laboratory Sciences segment; and loss on litigation of $0.7 million in the Optical Technologies segment.

       The Company expects to pay accrued restructuring costs as follows:
severance, employee-retention obligations, and other costs, which primarily represent cancellation/termination fees, primarily in 2002; and abandoned-facility payments, over lease terms expiring through 2012.

<

>


                           THERMO ELECTRON CORPORATION

14.    Discontinued Operations

       Net liabilities of discontinued operations in the accompanying 2002 balance sheet principally represents remaining obligations of the discontinued businesses, including severance, lease, litigation, and other obligations, offset by the net assets of two remaining operating units held for sale. These two businesses have aggregate annual revenues of approximately $90 million.

       During the second quarter and first six months of 2002, the Company's discontinued operations had revenues of $24.1 million and $44.4 million, respectively, and operating income, of $2.4 million and $4.2 million, respectively. During the second quarter and first six months of 2001, the Company's discontinued operations had revenues of $216.3 million and $438.1 million, respectively, and operating income of $24.6 million and $34.8 million, respectively.

Thermo Cardiosystems

       The Company announced in January 2000 that Thermo Cardiosystems Inc. and all of the Company's noninstrument businesses other than Thermo Ecotek were to be sold or spun-off. These divestitures totaled approximately 40 businesses with revenues of $1.8 billion. (The Company later sold Thermo Ecotek as well).
Accordingly, the Company treated the divestiture of these businesses together with Thermo Cardiosystems as discontinued operations in its financial statements.

       In February 2001, the Company sold Thermo Cardiosystems to Thoratec in exchange for 19.3 million shares of Thoratec common stock, a 34% interest, which had a market value of $11.56 per share on the date of the transaction. Certain restrictions limited the timing of the Company's ability to sell these shares, although the restrictions fully lapse in August 2002. The Company continued to account for the sale of Thermo Cardiosystems and the ownership of the Thoratec shares as discontinued operations. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations and thereafter carried the shares at a new cost basis of $6.50 per share. In
February 2002, the Company sold 6.9 million shares of Thoratec for net proceeds of $105 million, and realized an after-tax gain of $38.4 million as a gain on disposal of discontinued operations. Following the sale of shares in 2002, the Company owned less than 20% of Thoratec's outstanding shares and, pursuant to SFAS No. 115, began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002. As such, the investment is recorded at quoted market value in current assets and unrealized gains or losses are recorded as a part of accumulated other comprehensive items in the accompanying 2002 balance sheet. As of June 29, 2002, the Company held
7.7 million shares of Thoratec with a market value of $69 million, substantially all of which were restricted from trading until August 2002.

       The SEC has announced that it is reviewing the 10-K filings of Fortune
500 and other large companies. In July 2002, as part of such a review, the Company received a "comment" letter from the staff of the SEC concerning the Company's 2001 Form 10-K. In its comment letter, the SEC staff inquired about the accounting for the investment in Thoratec, the related writedown of that investment recorded in March 2001 following a significant decline in its market value, and the treatment of Thermo Cardiosystems as a discontinued operation.
The Company is in the process of responding to these questions from the SEC staff.

       The SEC staff has asked the Company to explain its treatment of Thermo
Cardiosystems and the investment in Thoratec as a discontinued operation, given the receipt of a greater than 20% interest in Thoratec as consideration for the sale of Thermo Cardiosystems. Obtaining an equity interest of greater than 20% as consideration for the sale of a business raises a question as to the continuing involvement of the Company in the business. If continuing involvement were significant it would be appropriate to account for the investment in continuing operations. The Company retained Thermo Cardiosystems in discontinued operations because management believed the Company had no significant continuing involvement. This belief was based upon, among other things, the fact that it planned to dispose of the Thoratec shares as restrictions governing their resale lapsed. The Company did sell shares of Thoratec to a level below a 20% equity interest in February 2002, when it reduced its ownership to 14% of Thoratec's outstanding shares. The Company viewed the plan to sell the Thoratec shares as a continuation of the plan to divest of Thermo Cardiosystems and accounted for Thermo Cardiosystems and the investment in Thoratec in discontinued operations until the first quarter of 2002, when the Company's ownership level fell to below 20% of Thoratec's outstanding shares and it began accounting for these shares as an available-for-sale security in continuing operations.

<

>

                           THERMO ELECTRON CORPORATION

14.    Discontinued Operations (continued)

       Exclusion of Thermo Cardiosystems from discontinued operations and re-inclusion of it into continuing operations effective in 1999 would have resulted in the Company recording a larger provision for loss on disposal of discontinued operations in 1999. In addition, under this treatment, the writedown of the Thoratec investment may not have been required in 2001 and gains from sale of Thoratec shares in 2001 and 2002 would have been reported in continuing operations instead of discontinued operations. The Company would also have recorded its proportional share of Thoratec income and losses under the equity method of accounting. The Company is continuing to discuss this matter with the SEC staff. While uncertainty exists concerning the ultimate outcome of this matter, had the Company treated Thermo Cardiosystems and the investment in Thoratec as continuing operations, the Company estimates the approximate effect through June 29, 2002, would have been as follows:

                                                                                                                 Six Months Ended
                                                       1999                  2000                 2001             June 29, 2002
                                               -------------------   -------------------  -------------------   -------------------
                                                     As  Estimated         As  Estimated        As  Estimated         As  Estimated
(In millions except per share amounts)         Reported     Effect   Reported     Effect  Reported     Effect   Reported     Effect
-----------------------------------------------------------------------------------------------------------------------------------


Revenues                                         $2,295     $2,374     $2,281     $2,364    $2,188     $2,194     $1,000     $1,000

Income from Continuing Operations Before
 Extraordinary Item and Cumulative Effect
 of Change in Accounting Principle               $   37     $   41     $   62     $   66    $   50     $  131     $  114     $  141

Net Income (Loss)                                $ (175)    $ (291)    $  (36)    $  (32)   $   (1)    $  118     $  184     $  173

Diluted Earnings per Share from Continuing
 Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting
 Principle                                       $  .22     $  .24     $  .36     $  .38    $  .27     $  .71     $  .63     $  .77

Diluted Earnings (Loss) per Share                $(1.12)    $(1.86)    $ (.22)    $ (.20)   $    -     $  .64     $  .98     $  .93

       The Company estimates the approximate cumulative effect on income from continuing operations and net income through June 29, 2002, aggregates an increase of $116 million and a decrease of $4 million, respectively. In addition, unrealized gains on available-for-sale investments of $55.9 million, net of tax, at June 29, 2002, would decrease to $42.8 million.

       The components of the approximate cumulative effect on net income through June 29, 2002, are as follows:

                                                                                                         Six Months
                                                                                                              Ended
                                                                                                           June 29,
(In millions)                                                          1999         2000          2001         2002        Total
--------------------------------------------------------------------------------------------------------------------------------

Thermo Cardiosystems Operating Results (a)                            $   -        $   4         $   -        $   -        $   4
Removal of Expected Thermo Cardiosystems Gain from
 Discontinued Operations (b)                                           (116)           -             -            -         (116)
Record Gain on Sale of Thermo Cardiosystems in Continuing
 Operations (c)                                                           -            -            64            -           64
Record Gain on Sale of Thoratec Shares in Continuing
 Operations (d)                                                           -            -            20           27           47
Removal of Gain on Sale of Thoratec Shares from Discontinued
 Operations (d)                                                           -            -             -          (38)         (38)
Removal of Writedown of Thoratec Shares from Discontinued
 Operations (e)                                                           -            -            66            -           66
Pro-rata Share of Thoratec Loss (f)                                       -            -            (3)           -           (3)
Revision to Estimated Proceeds from Discontinued Operations (g)           -            -           (28)           -          (28)
                                                                      -----        -----         -----        -----        -----

Net Cumulative Effect on Net Income                                   $(116)       $   4         $ 119        $ (11)       $  (4)
                                                                      =====        =====         =====        =====        =====


<

>
                           THERMO ELECTRON CORPORATION

14.    Discontinued Operations (continued)

(a) Assumes Thermo Cardiosystems' results are reported in continuing operations through the date of sale in February 2001.
(b) Assumes expected gain on Thermo Cardiosystems is not recorded as an offset to expected losses from the sale of other businesses in discontinued operations.
(c)  Assumes gain on sale of Thermo Cardiosystems is recorded pursuant to EITF
     01-2.
(d) Assumes gains from sales of Thoratec shares are recorded in continuing operations.
(e) Assumes writedown of Thoratec shares prescribed by APB No. 30 is not required under APB No. 18.
(f) Assumes equity in earnings/losses of Thoratec is reported in continuing operations.
(g) Assumes revision to estimated proceeds from the sale of other businesses in discontinued operations is not offset by gains from the sale of Thoratec shares.

Power-Generation Business

       In March 2002, the Company sold the last remaining component of its former power-generation business and realized a gain from the disposition totaling $13.0 million, principally for previously unrecognized tax benefits that were realized upon the sale.

Other

       As a result of new tax regulations concerning deductible losses from divested businesses, the Company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $19.0 million in the second quarter of 2002.

15.      Litigation

Continuing Operations

       During the second quarter of 2002, the Company settled a patent-infringement matter that Rockwell International Corp. had brought against Spectra-Physics and its Opto Power subsidiary. Under the settlement, the Company paid Rockwell $4.0 million. The settlement was charged against a reserve established for this matter except for $0.7 million that was included in restructuring and other unusual costs in the second quarter of 2002 (Note 13).

Discontinued Operations

       During the second quarter of 2002, the Company settled a patent-infringement matter that Fischer Imaging Corporation had brought against the Company's former Trex Medical subsidiary. The Company sold Trex Medical in
2000 but retained this obligation as a term of the sale. Under the settlement, the Company paid Fischer $25 million and agreed to pay an additional $7.2 million over eight years. The portion of the settlement that was paid was charged against a reserve established for this matter. The balance of the amount to be paid will also be charged against the reserve as paid.

16.    Common Stock

       During the second quarter of 2002, the Company restored 22,000,000 shares of common stock to authorized but unissued status, which had been held in treasury stock.

<

>


                           THERMO ELECTRON CORPORATION

17.    Subsequent Events

Acquisition

       In July 2002, the Measurement and Control segment acquired the radiation-monitoring products business (RMP) of Saint-Gobain for $30 million in cash. RMP is a major supplier of radiation safety, security, and industrial equipment to the U.S. market, and the leader in personal radiation monitoring in the United Kingdom.

Divestitures

       In July 2002, the Measurement and Control segment completed the sale of its Thermo Nobel and Thermo BLH subsidiaries for $18.5 million in cash. These businesses are engaged in the production and sale of weighing systems, instruments, and components and were deemed noncore businesses and placed for sale in 2001.

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

Results of Operations

       During the first six months of 2002, the Company transferred management responsibility for several businesses as follows: (1) the spectroscopy businesses were moved to the renamed Life and Laboratory Sciences segment from the Measurement and Control segment; (2) the temperature-control businesses were moved to the Measurement and Control segment from the Optical Technologies segment; (3) the electrochemistry products business was moved to the Measurement and Control segment from the Life and Laboratory Sciences segment; and (4) the Company's Thermo Projects unit was moved from a separate segment (previously included as "Other") to the Life and Laboratory Sciences segment. Prior-period segment results have been restated to reflect these changes.

Second Quarter 2002 Compared With Second Quarter 2001

Continuing Operations

       Sales in the second quarter of 2002 were $509.1 million, a decrease of $33.4 million from the second quarter of 2001. Excluding the effect of acquisitions, divestitures, and currency translation, revenues decreased $33.5 million, or 6%. Currency translation had a favorable effect on revenues as discussed below by segment, due to the weakening of the U.S. dollar relative to currencies in certain of the countries in which the Company operates.

       Operating income was $35.2 million in the second quarter of 2002, compared with $14.2 million in the second quarter of 2001. Segment operating income increased to $46.8 million in 2002 from $26.9 million in 2001. (Segment operating income is operating income excluding costs incurred at the Company's corporate office.) Operating and segment operating income in the second quarter of 2002 were affected by charges associated with a restructuring plan

<

>
                           THERMO ELECTRON CORPORATION

Second Quarter 2002 Compared With Second Quarter 2001 (continued)
-----------------------------------------------------

initiated during the fourth quarter of 2001, other restructuring actions initiated in 2002, and certain other unusual income/costs, net (Note 13).
Operating and segment operating income in the second quarter of 2001 were affected by charges associated with a restructuring plan initiated during the quarter and certain other unusual charges. The unusual items in both periods are discussed by segment below. Excluding these unusual costs, which totaled $16.1 million in 2002 and $33.6 million in 2001, segment operating income was $62.9 million in 2002 and $60.5 million in 2001. The 2001 period included $10.1 million of goodwill amortization. Amortization of goodwill ceased following the adoption of Statement of Financial Accounting Standards (SFAS) No. 142,
"Goodwill and Other Intangible Assets," effective in 2002 (Note 8). Excluding goodwill amortization and unusual items, segment operating income totaled $70.6 million in 2001. Segment operating income excluding goodwill amortization and unusual items decreased due to lower revenues and profitability at certain businesses discussed below.

       The Company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements. a)
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. If the financial condition of the Company's customers were to deteriorate, reducing their ability to make payments, additional allowances would be required. b) The
Company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value based on recent usage and expected demand. If ultimate usage varies significantly from expected usage, additional writedowns may be required. c) The Company assesses the realizability of its notes receivable based on judgments concerning the borrower's ability to make the required payments and the value of collateral, if any. If the financial condition of the borrower or the value of the collateral were to deteriorate, charges to reduce the carrying value of notes receivable may be necessary. d)
The Company periodically evaluates goodwill for impairment under the guidelines of SFAS No. 142. Should the fair value of the Company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary. e) The Company periodically reviews other intangible assets for impairment based on estimated future cash flows associated with the assets. Should future cash flows decline significantly from estimated amounts, charges for impairment of other intangible assets may be necessary. f) At the time the Company recognizes revenue it provides for the estimated cost of product warranties based primarily on historical experience. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary. g) The Company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. Should the Company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances may be necessary. h) The Company estimates losses on contingencies and litigation and provides a reserve for these losses. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required. i) The Company recorded restructuring charges for asset impairment in 2001 based on estimated future cash flows associated with the equipment and for the cost of vacating facilities based on expected sub-rental income. Should actual cash flows associated with impaired equipment and sub-rental income from vacated facilities vary from estimated amounts, additional charges may be required. j) The Company estimates the expected proceeds from the sale of its discontinued businesses and recorded losses in 1999-2001 to reduce the carrying value of these businesses to estimated realizable value. Should the actual proceeds vary from estimates, actual results could differ from expected amounts.

Life and Laboratory Sciences

       Sales in the Life and Laboratory Sciences segment increased $4.3 million to $275.0 million in the second quarter of 2002. The favorable effects of currency translation resulted in an increase in revenues of $5.3 million in 2002. Sales increased $0.9 million due to an acquisition, net of divestitures.
Excluding the effect of currency translation, divestitures, and an acquisition, revenues decreased $1.8 million, or 1%. Weakened demand for spectroscopy instruments and sample-preparation products was substantially offset by strong sales of mass spectrometry equipment as well as increased sales of histology and cytology products.

<

>
                           THERMO ELECTRON CORPORATION

Second Quarter 2002 Compared With Second Quarter 2001 (continued)
-----------------------------------------------------

       Operating income margin increased to 15.2% in the second quarter of 2002 from 9.0% in the second quarter of 2001. The segment's margin increased primarily due to ceasing goodwill amortization due to the adoption of SFAS No.
142 in 2002 and the inclusion of unusual costs in the 2001 period. Excluding restructuring and unusual costs, net, of $3.6 million in 2002 and $10.3 million in 2001, and goodwill amortization of $5.9 million in 2001, operating income margin was 16.5% in 2002 and 15.0% in 2001. Cost reduction and productivity measures undertaken in 2001 and 2002 contributed to the improved margin. In the second quarter of 2002, the segment recorded restructuring and unusual cash costs of $2.4 million, primarily for employee retention and severance at businesses being consolidated. In addition, the segment sold two small operating units and a building for a net loss of $0.5 million and had other asset writedowns of $0.1 million. Also in 2002, the segment recorded charges to cost of revenues of $0.6 million, principally for a discontinued product line (Note
13). Restructuring and unusual costs in 2001 represent cash costs of $4.7 million, primarily for severance and abandoned facilities; $3.4 million of charges to cost of revenues, principally for discontinued product lines; and $2.2 million of asset writedowns.

Measurement and Control

       Sales in the Measurement and Control segment decreased $23.8 million to $147.7 million in the second quarter of 2002. Sales decreased $8.6 million due to divestitures. The favorable effects of currency translation resulted in an increase in revenues of $2.4 million in 2002. Excluding the effect of divestitures and currency translation, revenues decreased $17.5 million, or 11%.
The decrease was due to a decline in revenues in each of the segment's principal businesses due to economic conditions facing customers, particularly in the semiconductor, energy, and steel industries. The Company expects that a continued downturn in markets served by the segment will unfavorably affect the segment's revenue comparisons with corresponding prior-year periods for at least the near-term.

       The principal divestitures by the segment referenced above included the August 2001 sale of its Pharos Marine unit, which manufactures and sells marine-navigation equipment and systems and the July 2001 sale of its ThermoMicroscopes unit, a manufacturer of scanning probe microscopes.

       Operating income margin increased to 9.6% in the second quarter of 2002 from 2.0% in the second quarter of 2001, primarily due to restructuring and unusual costs in 2001 and ceasing amortization of goodwill due to the adoption of SFAS No. 142 in 2002. Operating income margin, excluding restructuring and unusual costs, net, of $1.1 million in 2002 and $14.9 million in 2001, and goodwill amortization of $3.1 million in 2001, decreased to 10.4% in 2002 from 12.5% in 2001. The decrease in operating income margin resulted primarily from lower revenues, offset in part by the effects of cost reduction and productivity measures undertaken in 2001. In the second quarter of 2002, the segment recorded restructuring and unusual costs, net, of $1.1 million, including cash costs of $2.2 million, principally for severance, employee retention, relocation, and other costs of facility consolidations. These costs were offset in part by $1.1 million of net gains on the sale of a small business unit and a building (Note
13). Restructuring and unusual costs, net, in 2001 included cash costs of $8.0 million, primarily for severance and abandoned facilities; $3.3 million of charges to cost of revenues principally for discontinued product lines; $1.6 million as a revision to the estimated loss recorded in the first quarter of 2001 for the disposal of ThermoMicroscopes; $1.5 million of asset writedowns;
and $0.5 million for a post-closing adjustment on two businesses sold in 2000.

Optical Technologies

       Sales in the Optical Technologies segment decreased $15.3 million to $88.6 million in the second quarter of 2002. The unfavorable effects of currency translation resulted in a decrease in revenues of $0.4 million in 2002. Sales increased $0.6 million due to the acquisition of a product line, net of a divestiture. Excluding the effect of currency translation, an acquisition, and a divestiture, revenues decreased $15.5 million, or 15%. The decrease was due to the severe slowdown in the semiconductor and telecommunication industries that has adversely affected a number of the segment's businesses. These industries are highly cyclical and have experienced downturns that began in 2001. The

<

>

                           THERMO ELECTRON CORPORATION

Second Quarter 2002 Compared With Second Quarter 2001 (continued)
-----------------------------------------------------

Company expects that the slowdowns in semiconductor and telecommunication markets will continue to result in unfavorable revenue and profitability comparisons with corresponding prior-year periods for at least the near-term. A prolonged downturn could adversely affect the realizability of the segment's inventories, which would result in charges for impairment.

       The segment's backlog decreased 8% during the first six months of 2002 to $143.0 million from year-end 2001. Having completed the acquisition of the minority interest in Spectra-Physics (Note 12), the Company expects in the third quarter of 2002 to conform Spectra-Physics' policy concerning the determination of backlog from its current and historical practice of including orders expected to ship within 12 months to the prevailing practice at the Company's other businesses of including in backlog orders expected to ship within six months.
The Company expects that the conforming adjustment will reduce the segment's backlog by approximately $37-$42 million as of June 29, 2002, and by a comparable amount at December 29, 2001.

       Operating income margin was negative 10.5% in the second quarter of 2002, compared with negative 0.9% in the second quarter of 2001. Excluding restructuring and unusual costs, net, of $11.4 million in 2002 and $8.5 million in 2001, and goodwill amortization of $1.1 million in 2001, operating income margin was 2.4% in 2002 and 8.4% in 2001. The decrease in operating income margin was due to lower revenues at each of the segment's principal businesses.

       In the second quarter of 2002, the segment recorded restructuring and unusual charges of $11.4 million, including $4.9 million of cash costs principally for severance and abandoned-equipment leases as well as $0.7 million for the settlement of litigation (Note 15). In addition, this segment wrote off assets totaling $5.5 million, including $5.3 million of abandoned telecommunications equipment and $0.2 million of goodwill on a small business held for sale. The segment also recorded $1.0 million of charges to cost of revenues, principally for a discontinued product line (Note 13). Restructuring and unusual costs, net, in 2001 include $6.6 million of charges to cost of revenues for inventories; $2.2 million of cash costs for severance, abandoned facilities, and other exit costs; and income of $0.3 million from the sale of a facility.

Other Income (Expense), Net

       The Company reported other income, net, of $38.3 million in the second quarter of 2002 and other expense, net, of $0.1 million in the second quarter of 2001 (Note 4). Other income (expense), net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries in 2001, gain (loss) on investments, net, and other items, net. Interest income decreased to $12.6 million in 2002 from $15.8 million in 2001, primarily due to lower invested cash balances following the repurchase of Company securities and the acquisition of the minority interest in Spectra-Physics. The Company expects that a trend of lower market interest rates in 2002 will continue to adversely affect the yield it earns as maturing investments are reinvested at lower market rates. Interest expense decreased to $10.2 million in 2002 from $18.5 million in 2001, as a result of the redemption, maturity, and repurchase of debentures, offset in part by interest on borrowings under securities-lending arrangements (Note 11).

       During 2002 and 2001, the Company had gains on sale of investments, net, of $36.0 million and $1.3 million, respectively. The 2002 gain includes $31.6 million from the sale of 756,000 shares of FLIR Systems, Inc. Of the total gain from the sale of FLIR shares, $8.8 million represents a recovery of previous writedowns on the shares that were sold during the period. The Company recorded income from equity in earnings of unconsolidated subsidiaries of $1.1 million in 2001, which primarily relates to the investment in FLIR. Following a reduction in the Company's percentage ownership of FLIR to less than 20%, the Company no longer reports its pro-rata share of FLIR's earnings but instead accounts for its remaining investment as an available-for-sale security (Note 4).

<

>
                           THERMO ELECTRON CORPORATION

Second Quarter 2002 Compared With Second Quarter 2001 (continued)
-----------------------------------------------------

Provision for Income Taxes

       The Company's effective tax rate was 32.6% and 38.6% in the second quarter of 2002 and 2001, respectively. Excluding restructuring and unusual costs or income, the effective tax rate was 31.8% and 38.6% in 2002 and 2001, respectively. The effective tax rate decreased in 2002, primarily due to the absence of nondeductible goodwill amortization following the adoption of SFAS
No. 142 and, to a lesser extent, a reorganization in Europe that resulted in a more tax-efficient corporate structure. The effective tax rate exceeded the statutory federal income tax rate in 2001 due to the impact of state income taxes and nondeductible expenses, which included goodwill amortization.
Excluding restructuring and unusual costs or income, and the amortization of goodwill, the effective tax rate was 33.5% in the second quarter of 2001.

Minority Interest Income

       The Company recorded minority interest income of $0.8 million in the second quarter of 2001, representing minority shareholders' allocable share of a loss at Spectra-Physics. Following the acquisition of the minority interest in Spectra-Physics in February 2002 (Note 12), the Company has no minority interest income or expense.

Income from Continuing Operations

       Income from continuing operations before extraordinary item was $49.5 million in the second quarter of 2002, compared with $9.4 million in the second quarter of 2001. Results in both periods were affected by unusual items, discussed above. Excluding the unusual items in both periods, income from continuing operations before extraordinary item increased to $40.2 million in 2002 from $31.4 million in 2001 due to the absence of goodwill amortization in 2002, offset in part by the reasons discussed above.

Discontinued Operations

       As a result of new tax regulations concerning deductible losses from divested businesses, the Company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $19.0 million in the second quarter of 2002.

       The Company sold a substantial portion of its discontinued power-generation business during the second quarter of 2001 for $238 million and realized a net of tax gain of $15.6 million on the disposition.

First Six Months 2002 Compared With First Six Months 2001

Continuing Operations

       Sales in the first six months of 2002 were $1.000 billion, a decrease of $115.1 million from the first six months of 2001. Excluding the effect of acquisitions, divestitures, and currency translation, revenues decreased $83.1 million, or 8%. Currency translation had a net unfavorable effect on revenues in the six-month period as discussed below by segment, due to the strengthening of the U.S. dollar relative to other currencies of countries in which the Company operates.

       Operating income was $71.9 million in the first six months of 2002, compared with $54.0 million in the first six months of 2001. Segment operating income increased to $95.4 million in 2002 from $79.0 million in 2001. Operating and segment operating income in the first six months of 2002 were affected by charges associated with a restructuring plan initiated during the fourth quarter of 2001, other restructuring actions initiated in 2002, and certain other unusual income/costs, net (Note 13). Operating and segment operating income in the first six months of 2001 were affected by

<

>


                           THERMO ELECTRON CORPORATION

First Six Months 2002 Compared With First Six Months 2001 (continued)
---------------------------------------------------------

charges associated with a restructuring plan initiated during the second quarter and certain other unusual charges, net. The unusual items in both periods are discussed by segment below. Excluding these unusual costs, which totaled $23.9 million in 2002 and $43.0 million in 2001, segment operating income was $119.2 million in 2002 and $122.0 million in 2001. The 2001 period included $20.1 million of goodwill amortization. Amortization of goodwill ceased following the adoption of SFAS No. 142, effective in 2002 (Note 8). Excluding goodwill amortization and unusual items, segment operating income totaled $142.1 million in 2001. Segment operating income excluding goodwill amortization and unusual items decreased in 2002 due to lower revenues and profitability at certain businesses discussed below.

Life and Laboratory Sciences

       Sales in the Life and Laboratory Sciences segment decreased $2.4 million to $543.1 million in the first six months of 2002. The unfavorable effects of currency translation resulted in a decrease in revenues of $1.0 million in 2002.
Sales decreased $0.2 million due to divestitures, net of acquisitions. Excluding the effect of currency translation, divestitures, and acquisitions, revenues decreased $1.3 million. Weakened demand for spectroscopy instruments and sample-preparation products was substantially offset by strong sales of mass spectrometry equipment as well as increased sales of histology and cytology products.

       Operating income margin increased to 15.8% in the first six months of 2002 from 10.8% in the first six months of 2001. The segment's margin increased primarily due to ceasing goodwill amortization due to the adoption of SFAS No.
142 in 2002 and the inclusion of unusual costs in the 2001 period. Excluding restructuring and unusual costs, net, of $3.3 million in 2002 and $13.1 million in 2001, and goodwill amortization of $11.8 million in 2001, operating income margin was 16.4% in 2002 and 15.4% in 2001. Cost reduction and productivity measures undertaken in 2001 and 2002 contributed to the improved margin. In the first six months of 2002, the segment recorded restructuring and unusual cash costs of $3.6 million, primarily for employee retention and severance at businesses being consolidated, and charges to cost of revenues of $0.6 million, principally for a discontinued product line. In addition, the segment wrote down
$0.1 million of fixed assets and realized a net gain of $1.0 million on the sale of a product line, two small business units, and a building (Note 13).
Restructuring and unusual costs, net, in 2001 included cash costs of $4.6 million, primarily for severance and abandoned facilities; $3.4 million of charges to cost of revenues, principally for discontinued product lines; a charge of $3.4 million for the writeoff of in-process research and development at an acquired business; $2.2 million of asset writedowns; and a $0.5 million gain on the sale of product line.

Measurement and Control

       Sales in the Measurement and Control segment decreased $69.3 million to $293.4 million in the first six months of 2002. Sales decreased $30.1 million due to divestitures, net of an acquisition. The favorable effects of currency translation resulted in an increase in revenues of $0.2 million in 2002.
Excluding the effect of divestitures, an acquisition, and currency translation, revenues decreased $39.5 million, or 12%. The decrease was due to a decline in revenues in each of the segment's principal businesses due to economic conditions facing customers, particularly in the semiconductor, energy, and steel industries.

       The principal divestitures referenced above included the businesses discussed in the results of the second quarter and the April 2001 sale of the CAC and Mid South businesses, which provide the oil and gas industry with wellhead safety and control products.

       Operating income margin increased to 9.8% in the first six months of 2002 from 3.6% in the first six months of 2001, primarily due to restructuring and unusual costs in 2001 and ceasing amortization of goodwill due to the adoption of SFAS No. 142 in 2002. Operating income margin, excluding restructuring and unusual costs, net, of $0.9 million in 2002 and $20.9 million in 2001, and goodwill amortization of $6.1 million in 2001, decreased to 10.1% in 2002 from 11.1% in 2001. The decrease in operating income margin resulted primarily from the decrease in revenues,

<

>


                           THERMO ELECTRON CORPORATION

First Six Months 2002 Compared With First Six Months 2001 (continued)
---------------------------------------------------------

offset in part by the effects of cost reduction and productivity measures undertaken in 2001 and 2002. In the first six months of 2002, the segment recorded restructuring and unusual costs, net, of $0.9 million, including $3.3 million of cash costs associated with the restructuring actions initiated in 2001 and gains totaling $2.6 million from the favorable resolution of a dispute on a business sold in 2000 and the sale of two small business units and a building, offset in part by and a charge of $0.2 million, primarily for asset impairment of a building held for sale (Note 13). Restructuring and unusual costs, net, in 2001 include $8.2 million of cash costs, primarily for severance and abandoned facilities; charges of $6.4 million to reduce the carrying value of ThermoMicroscopes to disposal value; $3.3 million of charges to cost of revenues, principally for discontinued product lines; $1.5 million of asset writedowns; $1.0 million for impairment of a note receivable; and $0.5 million for a post-closing adjustment on two businesses sold in 2000.

Optical Technologies

       Sales in the Optical Technologies segment decreased $45.1 million to $168.5 million in the first six months of 2002. The unfavorable effects of currency translation resulted in a decrease in revenues of $1.4 million in 2002.
Sales increased $0.4 million due to the acquisition of a product line, net of a divestiture. Excluding the effect of currency translation, an acquisition, and a divestiture, revenues decreased $44.1 million, or 21%. The decrease was due to a severe slowdown in the semiconductor and telecommunication industries that has adversely affected a number of the segment's businesses. These industries are highly cyclical and have experienced downturns that began in 2001.

       Operating income margin was negative 11.5% in the first six months of 2002, compared with positive 3.3% in the first six months of 2001. Excluding restructuring and unusual costs, net, of $19.7 million in 2002 and $8.9 million in 2001, and goodwill amortization of $2.3 million in 2001, operating income margin was 0.1% in 2002 and 8.5% in 2001. The decrease in operating income margin was due to lower revenues at each of the segment's principal businesses and in particular at Spectra-Physics, where the decline in revenues led to operating losses. The Company initiated additional restructuring actions at Spectra-Physics in 2002, following those announced in the fourth quarter of 2001. These actions are discussed below and in Note 13.

       In the first six months of 2002, the segment recorded restructuring and unusual charges of $19.7 million, including $11.7 million of cash costs principally for abandoned-equipment leases and severance associated with suspended telecom initiatives (Note 13). The cash costs include $0.7 million for the settlement of litigation (Note 15). In addition, this segment wrote off assets totaling $6.2 million, including $6.0 million of abandoned fixed assets and $0.2 million of goodwill at a business held for sale. The segment also recorded a charge of $0.8 million resulting from the exchange of options to purchase shares of Spectra-Physics for options to purchase shares of Thermo
Electron following the acquisition of the minority interest in this business in February 2002 (Note 12). During the first six months of 2002, the segment recorded $1.0 million of charges to cost of revenues, principally for discontinued product lines. Restructuring and unusual costs, net, in 2001 included $6.6 million of charges to cost of revenues for provisions for inventories; $2.2 million of cash costs for severance, abandoned facilities, and other exit costs; a $0.4 million charge to write off costs associated with a cancelled financing at Spectra-Physics, and $0.3 million of income from the sale of a facility.

Other Income (Expense), Net

       The Company reported other income, net, of $99.3 million in the first six months of 2002 and other expense, net, of $3.9 million in the first six months of 2001 (Note 4). Interest income decreased to $27.0 million in 2002 from $33.5 million in 2001, primarily due to lower invested cash balances following the repurchase of Company securities and the acquisition of the minority interest in Spectra-Physics. Interest expense decreased to $23.7 million in 2002 from $38.0 million in 2001, as a result of the redemption, maturity, and repurchase of debentures as well as entering into an interest rate swap arrangement (Note 10), offset in part by interest on borrowings under securities-lending arrangements
(Note 11).

<

>
                           THERMO ELECTRON CORPORATION

First Six Months 2002 Compared With First Six Months 2001 (continued)
---------------------------------------------------------

       During 2002, the Company had gains on sale of investments, net, of $94.0 million, compared with a loss on investments, net, of $0.8 million in 2001. The
2002 gain includes $87.9 million from the sale of 2,006,000 shares of FLIR. Of the total gain from the sale of FLIR shares, $23.2 million represents a recovery of previous writedowns on the shares that were sold during the period. Of the loss on investments recorded in 2001, $2.0 million arose as a result of impairment of an available-for-sale security that the Company deemed other than temporary. The security was a preacquisition asset of an acquired business. The
Company recorded income from equity in earnings of unconsolidated subsidiaries of $2.2 million in 2002 and $1.3 million in 2001, which primarily related to the investment in FLIR through the first quarter of 2002.

Provision for Income Taxes

       The Company's effective tax rate was 33.7% and 39.2% in the first six months of 2002 and 2001, respectively. Excluding restructuring and unusual costs or income, the effective tax rate was 32.4% and 39.0% in 2002 and 2001, respectively. The effective tax rate decreased in 2002, primarily due to the absence of nondeductible goodwill amortization following the adoption of SFAS
No. 142 and, to a lesser extent, a reorganization in Europe that resulted in a more tax-efficient corporate structure. The effective tax rate exceeded the statutory federal income tax rate in 2001 due to the impact of state income taxes and nondeductible expenses, which included goodwill amortization.
Excluding restructuring and unusual costs or income, and the amortization of goodwill, the effective tax rate was 34.0% in the first six months of 2001.

Minority Interest Income

       The Company recorded minority interest income of $0.3 million and $0.8 million in the first six months of 2002 and 2001, respectively, representing minority shareholders' allocable share of losses at Spectra-Physics through the date on which the Company acquired the minority interest in this subsidiary in February 2002 (Note 12).

Income from Continuing Operations

       Income from continuing operations before extraordinary item was $113.9 million in the first six months of 2002, compared with $31.2 million in the first six months of 2001. Results in both periods were affected by unusual items, discussed above. Excluding the unusual items in both periods, income from continuing operations before extraordinary item increased to $73.9 million in 2002 from $60.9 million in 2001 due to the absence of goodwill amortization in 2002, offset in part by the reasons discussed above.

Extraordinary Item

       The Company repurchased and redeemed debentures during the first six months of 2002, resulting in an extraordinary charge of $0.7 million, net of tax
(Note 5).

Cumulative Effect of Change in Accounting Principle

       The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in the first quarter of 2001 and recorded an after-tax charge of $1.0 million representing the cumulative effect of the change in accounting principle.

<

>
                           THERMO ELECTRON CORPORATION

First Six Months 2002 Compared With First Six Months 2001 (continued)
---------------------------------------------------------

Discontinued Operations

       During the first quarter of 2002, the Company sold the last remaining component of its former power-generation business and realized a gain from the disposition totaling $13.0 million, principally for previously unrecognized tax benefits that were realized upon the sale. As a result of new tax regulations concerning deductible losses from divested businesses, the Company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $19.0 million in the second quarter of 2002.

       In February 2001, the Company sold Thermo Cardiosystems Inc. to Thoratec
Corporation in exchange for 19.3 million shares of Thoratec common stock.
Certain restrictions limit the timing of the Company's ability to sell these shares, although the restrictions fully lapse in August 2002. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. During the first quarter of 2002, the Company sold 6.9 million shares of Thoratec for net proceeds of $105 million, and realized an after-tax gain of $38.4 million as a gain on disposal of discontinued operations. Following the sale of shares in 2002, the Company owned less than 20% of Thoratec's outstanding shares and began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002 with unrealized gains or losses recorded as part of accumulated other comprehensive items in the accompanying 2002 balance sheet (Note 14).

       The Company sold a substantial portion of its discontinued power-generation business in June 2001 for $238 million and realized a net of tax gain of $15.6 million on the disposition.

Liquidity and Capital Resources

       Consolidated working capital was $821.0 million at June 29, 2002, compared with $823.2 million at December 29, 2001. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $976.4 million at June 29, 2002, compared with $1.042 billion at December 29,
2001. In addition, the Company had $9.4 million of long-term available-for-sale investments at December 29, 2001.

       Operating activities used cash of $49.1 million during the first six months of 2002. The use of $50.7 million of cash by discontinued operations was offset in part by cash of $1.6 million provided by continuing operations. A decrease in other current liabilities used $39.5 million of cash from continuing operations, including $17.0 million for restructuring actions, $11.9 million of accrued payroll and employee benefits due to timing of payments, and $8.1 million of accrued interest, principally due to the debt redemption discussed in
Note 5. The Company's cash flow from continuing operations in the first six months of 2002 was reduced by income tax payments of approximately $34 million related to gains from the sale of investments. The principal cash outflows from discontinued operations were the payment of liabilities including the settlement of litigation (Note 15).

       In connection with certain restructuring actions undertaken by the Company's continuing operations, the Company had accrued $43.7 million for restructuring costs at June 29, 2002. The Company expects to pay approximately
$20 million of this amount for severance, employee retention, lease obligations, and other costs primarily through 2002. The balance will be paid through the expiration of additional lease obligations through 2012. In addition, at June
29, 2002, the Company had accrued $7.8 million for acquisition expenses. Accrued acquisition expenses included $0.9 million of severance obligations, which the Company expects to pay primarily through 2002. The balance primarily represents abandoned-facility payments and will be paid over the remaining terms of the leases through 2014.



<

>
                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

       During the first six months of 2002, the primary investing activities of the Company's continuing operations, excluding available-for-sale investment activities, included the sale of other investments, acquisitions, the collection of notes receivable, the purchase of shares of a majority-owned subsidiary, and the purchase of property, plant, and equipment. The Company's continuing operations received proceeds of $65.2 million from the sale of other investments, principally shares of FLIR (Note 4). In addition, the Company's continuing operations expended $46.2 million for acquisitions (Note 2), $22.0 million to purchase the remaining minority-owned shares of its Spectra-Physics subsidiary (Note 12), and $19.9 million for purchases of property, plant, and equipment, net of dispositions. The Company's continuing operations collected
$48.6 million from notes receivable, principally the repayment of Viasys
Healthcare Inc.'s $33.4 million principal amount note in May 2002 and repayments from Trimble Navigation Limited in March 2002 (Note 9). In July 2002, the
Company acquired the radiation-monitoring products business of Saint-Gobain for $30 million in cash and sold its Thermo BLH and Thermo Nobel businesses for $18.5 million in cash (Note 17). During the first six months of 2002, investing activities of the Company's discontinued operations provided $106.4 million of cash, primarily representing proceeds of $105 million from the sale of Thoratec common stock (Note 14).

       The Company's financing activities used $306.4 million of cash during the first six months of 2002, including $306.5 million for continuing operations.
During the first six months of 2002, the Company's continuing operations expended $456.3 million to redeem all of its outstanding 4 1/4% and 4 5/8% subordinated convertible debentures due 2003. The redemption price was 100% of the principal amount of the debentures, plus accrued interest. The Company increased short-term notes payable by $345.9 million, primarily to partially fund the debt redemption (Note 11). The Company's continuing operations received net proceeds of $12.5 million from the exercise of employee stock options.
During the first six months of 2002, the Company expended $208.5 million to repurchase its securities. As of June 29, 2002, the Company had approximately
$80 million remaining under Board of Directors' authorizations to repurchase its own securities.

       The Company has no material commitments for purchases of property, plant, and equipment and expects that for all of 2002, such expenditures will approximate $50 - $60 million.

       As of June 29, 2002, the Company's net debt (debt, net of cash and available-for-sale investments) totaled $131 million. The Company's net debt/liquidity position in the future will be primarily affected by the level of cash flow from operations and the amount of cash expended on acquisitions and repurchases of the Company's securities. The Company believes that its existing resources together with cash it expects to generate from operations are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

       The Company's exposure to market risk from changes in interest rates, currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2001, except that a 10% decrease in market interest rates at June 29, 2002, would result in a negative impact to the Company of $1 million on the net fair value of its interest-sensitive financial instruments; a 10% decrease in market equity prices at June 29, 2002, would result in a negative impact to the Company of $12 million on the net fair value of its price-sensitive equity financial instruments; and a 100-basis point increase in 90-day LIBOR at June 29, 2002, would increase the Company's annual pre-tax interest expense by $3 million.

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

       Thermo Electron must develop new products, adapt to rapid and significant technological change, and respond to introductions of new products in order to remain competitive. Thermo Electron's growth strategy includes significant investment in and expenditures for product development, including in the area of proteomics. Thermo Electron sells its products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions, and enhancements and evolving industry standards. Without the timely introduction of new products, services, and enhancements, Thermo Electron's products and services will likely become technologically obsolete over time, in which case its revenue and operating results would suffer.

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

       Thermo Electron sells its products and services to a number of companies that operate in cyclical industries, which could adversely affect its results of operations when those industries experience a downturn. The growth and profitability of certain of Thermo Electron's businesses depend in part on sales to industries that are subject to cyclical downturns and are experiencing slowing trends. For example, Thermo Electron's Optical Technologies segment depends in part on sales to the semiconductor industry and the growth and profitability of Thermo Electron's Measurement and Control segment depends in part on sales to the steel and cement industries. A prolonged slowdown in these industries would adversely affect sales by these segments, which in turn could adversely affect Thermo Electron's revenues and results of operations.

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

<

>
                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

       Demand for some of Thermo Electron's products depends on capital spending policies of its customers and on government funding policies. Thermo Electron's customers include manufacturers of semiconductors and products incorporating semiconductors, pharmaceutical and chemical companies, laboratories, universities, healthcare providers, government agencies, and public and private research institutions. Many factors, including public policy spending priorities, available resources, and economic cycles, have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products. For example, as a result of the continuing recession, a customer of Thermo Electron's Optical
Technologies segment has reduced its capital expenditure budget and cancelled
$1.0 million in laser orders.

       Thermo Electron faces a number of challenges in integrating its businesses. Thermo Electron has historically operated its businesses largely as autonomous, unaffiliated operations. As part of its reorganization, Thermo
Electron has begun to manage these operations in a more coordinated manner. The following factors may make it difficult to successfully integrate and consolidate Thermo Electron's operations:

       - Thermo Electron's success in integrating these businesses depends on its ability to coordinate geographically separate organizations and integrate personnel with different business backgrounds and corporate cultures.

       - Thermo Electron's ability to combine these businesses requires coordination of previously autonomous administrative, sales and marketing, distribution, and accounting and finance functions, and expansion and integration of information and management systems.

       - The integration process could be disruptive to Thermo Electron's businesses.

       Moreover, Thermo Electron may not be able to realize all of the cost savings and other benefits that it expects to result from the integration process.

       It may be difficult for Thermo Electron to expand because some of the markets for its products are not growing. Some of the markets in which Thermo
Electron competes have been flat or declining over the past several years. To address this issue, Thermo Electron is pursuing a number of strategies to improve its internal growth, including:

       - finding new markets for its products, including in the area of proteomics;

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

       As a result of the spin-off of Kadant, Thermo Electron remains as the guarantor of indebtedness issued by Kadant even though Thermo Electron no longer controls Kadant's business or operations. Thermo Electron has guaranteed the payment of principal and interest on $153 million principal amount of debentures issued by Kadant, the outstanding principal balance of which was $88.3 million as of June 29, 2002. These debentures mature in July 2004. Thermo Electron remains liable as a guarantor for this obligation following the spin-off, although it no longer controls the business or operations of Kadant.

<

>
                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

       Thermo Electron has significant international operations, which entail the risk that exchange rate fluctuations may negatively affect demand for its products and its profitability. International revenues account for a substantial portion of Thermo Electron's revenues, and Thermo Electron intends to continue expanding its presence in international markets. In 2001, Thermo Electron's international revenues from continuing operations, including export revenues from the United States, accounted for approximately 50% of its total revenues.
International revenues are subject to the risk that changes in exchange rates may adversely affect product demand and the profitability in U.S. dollars of products and services provided by Thermo Electron in international markets, where payment for Thermo Electron's products and services is made in the local currency. For example, in fiscal 2001, the unfavorable effects of currency translation decreased revenues of Thermo Electron's continuing operations by $46.5 million.

       Thermo Electron has acquired several companies and businesses; as a result it has recorded significant goodwill on its balance sheet, which it must continually evaluate for potential impairment. Thermo Electron has acquired significant intangible assets, including approximately $1.4 billion of goodwill that it has recorded on its balance sheet as of June 29, 2002. Thermo Electron assesses the future useful life of the goodwill it has on its books whenever events or changes in circumstances indicate that the current useful life has diminished. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Thermo Electron's ability to realize the value of the goodwill that it has recorded as a result of its acquisition of the minority interests in its formerly publicly-traded subsidiaries will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well Thermo
Electron has integrated these businesses.

Item 4 - Submission of Matters to a Vote of Security Holders

       On May 15, 2002, at the Annual Meeting of Stockholders, the stockholders elected three incumbent directors to a three-year term expiring in 2005. The directors elected at the meeting were: John L. LaMattina, Michael E. Porter, and Richard F. Syron. Dr. LaMattina received 147,400,870 shares voted in favor of his election and 1,987,215 shares were withheld. Dr. Porter received
147,414,420 shares voted in favor of his election and 1,973,665 shares were withheld. Mr. Syron received 147,398,847 shares voted in favor of his election and 1,989,238 shares were withheld. No abstentions or broker "non-votes" were recorded on the election of directors.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

       See Exhibit Index on page immediately preceding exhibits.

(b)    Reports on Form 8-K

       On June 4, 2002, the Company filed a Current Report on Form 8-K with respect to the change in certifying accountant for the Company's 401(k) plan.

       On June 21, 2002, the Company filed a Current Report on Form 8-K with respect to the change in certifying accountant for the Company.


<

>
                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 2002.

                       THERMO ELECTRON CORPORATION



                       /s/ Theo Melas-Kyriazi
                       ---------------------------------------------------------
                       Theo Melas-Kyriazi
                       Vice President and Chief Financial Officer



                       /s/ Peter E. Hornstra
                       ---------------------------------------------------------
                       Peter E. Hornstra
                       Corporate Controller and Chief Accounting Officer




<

>
                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number      Description
--------------------------------------------------------------------------------

 10.1 Master Securities Loan Agreement between Thermo Electron Corporation and JPMorgan Chase Bank.

 10.2 Master Securities Loan Agreement between Thermo Electron Corporation and ABN AMRO Inc.

 99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

<

>