Form 10-Q/A
period 2002-06-29
THERMO ELECTRON CORP
filed 2002-08-14
CIK 97745

UNITED STATES

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

This Amendment No. 1 on Form 10-Q/A is being filed to amend and restate Note 14 to the financial statements.

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

       The SEC has announced that it is reviewing the 10-K filings of Fortune
500 and other large companies. In July 2002, as part of such a review, the Company received a "comment" letter from the staff of the SEC concerning the Company's 2001 Form 10-K. In its comment letter, the SEC staff inquired about the accounting for the investment in Thoratec, the related writedown of that investment recorded in March 2001 following a significant decline in its market value, and the treatment of Thermo Cardiosystems as a discontinued operation.
The Company responded to the SEC staff's questions and on August 14, 2002, the SEC staff notified the Company that it completed its review without requiring any change to the Company's previously reported results.

Power-Generation Business

       In March 2002, the Company sold the last remaining component of its former power-generation business and realized a gain from the disposition totaling $13.0 million, principally for previously unrecognized tax benefits that were realized upon the sale.

<

>

                          THERMO ELECTRON CORPORATION

14.    Discontinued Operations (continued)

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

<

>

                           THERMO ELECTRON CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations
--------------------------------------------------------------------------------

       Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in this report on Form 10-Q/A.

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

       Operating income was $71.9 million in the first six months of 2002, compared with $54.0 million in the first six months of 2001. Segment operating income increased to $95.4 million in 2002 from $79.0 million in 2001. Operating and segment operating income in the first six months of 2002 were affected by charges associated with a restructuring plan initiated during the fourth quarter of 2001, other restructuring actions initiated in 2002, and certain other unusual income/costs, net (Note 13). Operating and segment operating income in the first six months of 2001 were affected by charges associated with a restructuring plan initiated during the second quarter and certain other unusual charges, net. The unusual items in both periods are discussed by segment below.
Excluding these unusual costs, which totaled $23.9 million in 2002 and $43.0 million in 2001, segment operating income was $119.2 million in 2002 and $122.0 million in 2001. The 2001 period included $20.1 million of goodwill amortization. Amortization of goodwill ceased following the adoption of SFAS No.
142, effective in 2002 (Note 8). Excluding goodwill amortization and unusual items, segment operating income totaled $142.1 million in 2001. Segment operating income excluding goodwill amortization and unusual items decreased in 2002 due to lower revenues and profitability at certain businesses discussed below.


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

       Operating income margin increased to 9.8% in the first six months of 2002 from 3.6% in the first six months of 2001, primarily due to restructuring and unusual costs in 2001 and ceasing amortization of goodwill due to the adoption of SFAS No. 142 in 2002. Operating income margin, excluding restructuring and unusual costs, net, of $0.9 million in 2002 and $20.9 million in 2001, and goodwill amortization of $6.1 million in 2001, decreased to 10.1% in 2002 from 11.1% in 2001. The decrease in operating income margin resulted primarily from the decrease in revenues, offset in part by the effects of cost reduction and productivity measures undertaken in 2001 and 2002. In the first six months of 2002, the segment recorded restructuring and unusual costs, net, of $0.9 million, including $3.3 million of cash costs associated with the restructuring actions initiated in 2001 and gains totaling $2.6 million from the favorable resolution of a dispute on a business sold in 2000 and the sale of two small business units and a building, offset in part by and a charge of $0.2 million, primarily for asset impairment of a building held for sale (Note 13).
Restructuring and unusual costs, net, in 2001 include $8.2 million of cash costs, primarily for severance and abandoned facilities; charges of $6.4 million to reduce the carrying value of ThermoMicroscopes to disposal value; $3.3 million of charges to cost of revenues, principally for discontinued product lines; $1.5 million of asset writedowns; $1.0 million for impairment of a note receivable; and $0.5 million for a post-closing adjustment on two businesses sold in 2000.


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


<

>

                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

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

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

<

>

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



<

>

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2002.

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

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number      Description
--------------------------------------------------------------------------------

 10.1* Master Securities Loan Agreement between Thermo Electron Corporation and JPMorgan Chase Bank.

 10.2* Master Securities Loan Agreement between Thermo Electron Corporation and ABN AMRO Inc.

 99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*Previously filed on Form 10-Q for the quarter ended June 29, 2002, filed
 August 13, 2002.



<

>