Form 10-Q
period 2002-09-28
THERMO ELECTRON CORP
filed 2002-11-08
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended September 28, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                     Outstanding at October 25, 2002
     -----------------------------         -------------------------------
     Common Stock, $1.00 par value                   163,518,507

PART I - Financial Information

Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                  September 28,     December 29,
(In thousands)                                                                                             2002             2001
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  233,604       $  297,557
 Short-term available-for-sale investments, at quoted market value (amortized
    cost of $564,213 and $697,757; Notes 4, 11, and 14)                                                 622,653          744,321
 Accounts receivable, less allowances of $26,123 and $26,525                                            413,726          410,960
 Unbilled contract costs and fees                                                                        16,595           24,071
 Inventories:
    Raw materials and supplies                                                                          151,540          149,817
    Work in process                                                                                      55,025           56,417
    Finished goods (includes $16,293 and $14,918 at customer locations)                                 146,853          130,807
 Deferred tax asset                                                                                      90,106           82,766
 Other current assets                                                                                    53,580           68,494
                                                                                                     ----------       ----------

                                                                                                      1,783,682        1,965,210
                                                                                                     ----------       ----------

Property, Plant, and Equipment, at Cost                                                                 499,566          482,386
 Less:  Accumulated depreciation and amortization                                                       227,917          211,674
                                                                                                     ----------       ----------

                                                                                                        271,649          270,712
                                                                                                     ----------       ----------

Long-term Available-for-sale Investments, at Quoted Market Value (amortized cost
 of $5,729)                                                                                                   -            9,360
                                                                                                     ----------       ----------

Other Assets (Notes 9 and 10)                                                                           201,556          231,395
                                                                                                     ----------       ----------

Goodwill (Notes 2, 8, and 12)                                                                         1,416,979        1,348,393
                                                                                                     ----------       ----------

                                                                                                     $3,673,866       $3,825,070
                                                                                                     ==========       ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                  September 28,     December 29,
(In thousands except share amounts)                                                                        2002             2001
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations
    (Notes 5, 11, and 17)                                                                            $  513,975       $  528,988
 Accounts payable                                                                                       101,565          111,950
 Accrued payroll and employee benefits                                                                   84,260           92,262
 Accrued income taxes                                                                                    77,492           30,797
 Deferred revenue                                                                                        57,675           48,166
 Accrued restructuring costs (Note 13)                                                                   44,161           60,685
 Other accrued expenses (Note 2)                                                                        178,519          203,775
 Net liabilities of discontinued operations (Note 14)                                                    78,146           65,416
                                                                                                     ----------       ----------

                                                                                                      1,135,793        1,142,039
                                                                                                     ----------       ----------

Long-term Deferred Income Taxes and Other Deferred Items                                                 45,722           40,486
                                                                                                     ----------       ----------

Long-term Obligations (Note 17):
 Senior convertible obligations                                                                               -          145,414
 Senior notes (Note 10)                                                                                 142,030          128,725
 Subordinated convertible obligations                                                                   381,079          445,377
 Other                                                                                                    6,272            7,986
                                                                                                     ----------       ----------

                                                                                                        529,381          727,502
                                                                                                     ----------       ----------

Minority Interest (Note 12)                                                                                   -            6,901
                                                                                                     ----------       ----------

Shareholders' Investment:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 179,229,410 and
    199,816,264 shares issued (Note 16)                                                                 179,229          199,816
 Capital in excess of par value                                                                       1,360,919        1,758,567
 Retained earnings                                                                                      732,259          509,681
 Treasury stock at cost, 15,094,603 and 23,458,555 shares (Note 16)                                    (273,998)        (457,475)
 Deferred compensation                                                                                   (1,566)          (3,157)
 Accumulated other comprehensive items (Notes 7 and 10)                                                 (33,873)         (99,290)
                                                                                                     ----------       ----------

                                                                                                      1,962,970        1,908,142
                                                                                                     ----------       ----------

                                                                                                     $3,673,866       $3,825,070
                                                                                                     ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                      Three Months Ended
                                                                                               --------------------------------
                                                                                               September 28,      September 29,
(In thousands except per share amounts)                                                                 2002               2001
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $517,171           $512,941
                                                                                                    --------           --------

Costs and Operating Expenses:
 Cost of revenues (Note 13)                                                                          288,514            284,455
 Selling, general, and administrative expenses                                                       139,326            148,318
 Research and development expenses                                                                    37,553             41,962
 Restructuring and other unusual costs, net (Note 13)                                                  6,907              9,571
                                                                                                    --------           --------

                                                                                                     472,300            484,306
                                                                                                    --------           --------

Operating Income                                                                                      44,871             28,635
Other Income, Net (Notes 4 and 10)                                                                    11,738             11,605
                                                                                                    --------           --------

Income Before Provision for Income Taxes, Minority Interest, and Extraordinary Item                   56,609             40,240
Provision for Income Taxes                                                                           (17,626)           (15,090)
Minority Interest Income                                                                                   -                527
                                                                                                    --------           --------

Income Before Extraordinary Item                                                                      38,983             25,677
Extraordinary Item (net of income tax provision of $18 and $362; Notes 5 and 8)                           34                602
                                                                                                    --------           --------

Net Income                                                                                          $ 39,017           $ 26,279
                                                                                                    ========           ========

Earnings per Share Before Extraordinary Item (Note 6):
 Basic                                                                                              $    .24           $    .14
                                                                                                    ========           ========

 Diluted                                                                                            $    .23           $    .14
                                                                                                    ========           ========

Earnings per Share (Note 6):
 Basic                                                                                              $    .24           $    .15
                                                                                                    ========           ========

 Diluted                                                                                            $    .23           $    .14
                                                                                                    ========           ========

Weighted Average Shares (Note 6):
 Basic                                                                                               165,701            180,280
                                                                                                    ========           ========

 Diluted                                                                                             176,342            182,823
                                                                                                    ========           ========


The accompanying notes are an integral part of these consolidated financial statements.


<

>
                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                               --------------------------------
                                                                                               September 28,      September 29,
(In thousands except per share amounts)                                                                 2002               2001
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $1,517,610         $1,628,502
                                                                                                  ----------         ----------

Costs and Operating Expenses:
 Cost of revenues (Note 13)                                                                          835,509            906,700
 Selling, general, and administrative expenses                                                       417,610            463,983
 Research and development expenses                                                                   116,933            131,033
 Restructuring and other unusual costs, net (Note 13)                                                 30,777             44,146
                                                                                                  ----------         ----------

                                                                                                   1,400,829          1,545,862
                                                                                                  ----------         ----------

Operating Income                                                                                     116,781             82,640
Other Income, Net (Notes 4 and 10)                                                                   111,035              7,711
                                                                                                  ----------         ----------

Income from Continuing Operations Before Provision for Income Taxes, Minority
 Interest, Extraordinary Item, and Cumulative Effect of Change in Accounting
 Principle                                                                                           227,816             90,351
Provision for Income Taxes                                                                           (75,293)           (34,758)
Minority Interest Income                                                                                 331              1,326
                                                                                                  ----------         ----------

Income from Continuing Operations Before Extraordinary Item and Cumulative Effect of
 Change in Accounting Principle                                                                      152,854             56,919
Gain (Loss) on Disposal of Discontinued Operations, Net (includes tax benefit of
 $13,408 in 2002; net of tax benefit of $22,741 in 2001; Note 14)                                     70,370            (50,440)
                                                                                                  ----------         ----------

Income Before Extraordinary Item and Cumulative Effect of Change in Accounting
 Principle                                                                                           223,224              6,479
Extraordinary Item (net of income tax benefit of $348 and income tax provision
 of $362; Notes 5 and 8)                                                                                (646)               602
                                                                                                  ----------         ----------

Income Before Cumulative Effect of Change in Accounting Principle                                    222,578              7,081
Cumulative Effect of Change in Accounting Principle (net of income tax benefit
 and minority interest of $663)                                                                            -               (994)
                                                                                                  ----------         ----------

Net Income                                                                                        $  222,578         $    6,087
                                                                                                  ==========         ==========

Earnings per Share from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle (Note 6):
    Basic                                                                                         $      .90         $      .31
                                                                                                  ==========         ==========

    Diluted                                                                                       $      .86         $      .31
                                                                                                  ==========         ==========

Earnings per Share (Note 6):
    Basic                                                                                         $     1.31         $      .03
                                                                                                  ==========         ==========

    Diluted                                                                                       $     1.23         $      .03
                                                                                                  ==========         ==========

Weighted Average Shares (Note 6):
    Basic                                                                                            170,358            181,588
                                                                                                  ==========         ==========

    Diluted                                                                                          190,399            185,019
                                                                                                  ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.


<

>
                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                               --------------------------------
                                                                                               September 28,      September 29,
(In thousands)                                                                                          2002               2001
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                        $ 222,578          $   6,087
 (Gain) loss on disposal of discontinued operations, net (Note 14)                                   (70,370)            50,440
                                                                                                   ---------          ---------

 Income from continuing operations                                                                   152,208             56,527

 Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization (Note 8)                                                          42,199             74,080
      Noncash restructuring and other unusual costs, net (Note 13)                                    10,070             21,698
      Provision for losses on accounts receivable                                                      2,015              3,028
      Minority interest income                                                                          (331)            (1,326)
      Equity in earnings of unconsolidated subsidiaries (Note 4)                                      (2,169)            (2,911)
      Cumulative effect of change in accounting principle, net of income tax
        benefit and minority interest                                                                      -                994
      Change in deferred income taxes                                                                 (6,183)            (7,235)
      (Gain) loss on sale of businesses                                                               (8,544)            11,443
      Gain on investments, net (Note 4)                                                             (103,381)            (8,518)
      Extraordinary item, net of income taxes (Note 5)                                                   646               (602)
      Other noncash items, net                                                                         4,611              6,496
      Other unusual income                                                                              (782)              (511)
      Changes in current accounts, excluding the effects of acquisitions and dispositions:
          Accounts receivable                                                                         15,612             (8,728)
          Inventories                                                                                  4,962            (27,321)
          Other current assets                                                                        (4,900)           (19,873)
          Accounts payable                                                                           (15,465)           (17,007)
          Other current liabilities                                                                  (38,251)            24,458
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                                52,317            104,692
            Net cash provided by (used in) discontinued operations                                   (53,594)            21,422
                                                                                                   ---------          ---------

            Net cash provided by (used in) operating activities                                       (1,277)           126,114
                                                                                                   ---------          ---------

Investing Activities:
 Purchases of available-for-sale investments                                                               -           (616,061)
 Proceeds from sale of available-for-sale investments (Note 4)                                        96,247             51,306
 Proceeds from maturities of available-for-sale investments                                          151,812            217,618
 Proceeds from sale of other investments (Note 4)                                                     65,251                  -
 Purchases of property, plant, and equipment                                                         (36,183)           (66,002)
 Proceeds from sale of property, plant, and equipment                                                  8,779             10,976
 Acquisition of minority interest of subsidiary (Note 12)                                            (22,076)                 -
 Acquisitions, net of cash acquired (Note 2)                                                         (78,259)           (14,129)
 Collection of note receivables                                                                       73,980                  -


<

>
                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                               --------------------------------
                                                                                               September 28,      September 29,
(In thousands)                                                                                          2002               2001
-------------------------------------------------------------------------------------------------------------------------------

Investing Activities (continued):
 Proceeds from sale of businesses, net of cash divested (Note 2)                                   $  24,405          $  46,767
 Advance to affiliates                                                                                     -            (50,199)
 Increase in other assets                                                                             (7,707)            (4,312)
 Other                                                                                                 2,792              7,974
                                                                                                   ---------          ---------

            Net cash provided by (used in) continuing operations                                     279,041           (416,062)
            Net cash provided by discontinued operations                                             106,031            477,368
                                                                                                   ---------          ---------

            Net cash provided by investing activities                                                385,072             61,306
                                                                                                   ---------          ---------

Financing Activities:
 Redemption and repayment of long-term obligations (Note 5)                                         (462,101)           (40,186)
 Net proceeds from issuance of Company and subsidiary common stock                                    15,032             46,427
 Purchases of Company common stock and subordinated convertible debentures (Note 5)                 (292,688)          (307,530)
 Increase in short-term notes payable (Note 11)                                                      276,479             18,308
 Other                                                                                                 2,967             (2,066)
                                                                                                   ---------          ---------

            Net cash used in continuing operations                                                  (460,311)          (285,047)
            Net cash provided by (used in) discontinued operations                                       371           (191,073)
                                                                                                   ---------          ---------

            Net cash used in financing activities                                                   (459,940)          (476,120)
                                                                                                   ---------          ---------

Exchange Rate Effect on Cash of Continuing Operations                                                  8,650              1,331
Exchange Rate Effect on Cash of Discontinued Operations                                                  328              4,953
                                                                                                   ---------          ---------

Decrease in Cash and Cash Equivalents                                                                (67,167)          (282,416)
Cash and Cash Equivalents at Beginning of Period                                                     305,200            636,252
                                                                                                   ---------          ---------

                                                                                                     238,033            353,836

Cash and Cash Equivalents of Discontinued Operations at End of Period                                 (4,429)           (13,648)
                                                                                                   ---------          ---------

Cash and Cash Equivalents at End of Period                                                         $ 233,604          $ 340,188
                                                                                                   =========          =========

Noncash Investing Activities:
 Fair value of assets of acquired businesses                                                       $  94,668          $  18,161
 Cash paid for acquired businesses                                                                   (78,401)           (14,834)
                                                                                                   ---------          ---------

    Liabilities assumed of acquired businesses                                                     $  16,267          $   3,327
                                                                                                   =========          =========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.     General

       The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the Company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 2002, the results of operations for the three- and nine-month periods ended September 28, 2002, and September 29, 2001, and the cash flows for the nine-month periods ended September 28, 2002, and September 29, 2001.
Prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.     Acquisitions and Dispositions

Acquisitions

       In July 2002, the Measurement and Control segment acquired the radiation-monitoring products business (RMP) of Saint-Gobain Corporation. The aggregate purchase price was approximately $31 million in cash, net of cash acquired. The purchase price exceeded the fair value of the acquired net assets and, accordingly, approximately $12 million has been allocated as goodwill. RMP is a major supplier of radiation safety, security, and industrial equipment to the U.S. market, and the leader in personal radiation monitoring in the United
Kingdom.

       In April 2002, the Life and Laboratory Sciences segment acquired
11,265,873 shares (or approximately 97%) of CRS Robotics Corporation (CRS), a
Toronto Stock Exchange-listed company, for 5.75 Canadian dollars per share
(approximately $3.68 per share) as a result of the Company's cash tender offer to acquire all of the outstanding shares of CRS. In May 2002, the segment completed the acquisition of the remaining CRS shares outstanding and subsequently renamed the business Thermo CRS. The aggregate purchase price was approximately $43 million in cash, net of cash acquired. The purchase price exceeded the fair value of the acquired net assets and, accordingly, approximately $25 million has been allocated as goodwill. Thermo CRS is a global supplier of lab automation robotics, software, and equipment to the drug-discovery market. In addition, in May 2002, the Optical Technologies segment acquired a product line of microbeam X-ray fluorescence (XRF) metrology tools for approximately $4 million in cash.

       Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final purchase price allocation will differ materially from the preliminary estimates except that, in the fourth quarter of 2002, the Company expects the final purchase price allocation for RMP to result in a reallocation between goodwill and other identifiable intangible assets following completion of a valuation. The results of operations of the acquisitions are included in the Company's consolidated financial statements from the respective dates of acquisition. Pro forma results are not presented as the acquisitions did not materially affect the Company's results of operations.

<

>
                           THERMO ELECTRON CORPORATION

2.     Acquisitions and Dispositions (continued)

       The Company has undertaken restructuring activities at acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3,
"Recognition of Liabilities in Connection with a Purchase Business Combination," primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

       A summary of the changes in accrued acquisition expenses for acquisitions completed during 2002 is as follows:

                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

 Reserves established                                                $1,619           $  509           $  515            $2,643
 Payments                                                              (335)               -              (28)             (363)
 Currency translation                                                    27               50                7                84
                                                                     ------           ------           ------            ------

Balance at September 28, 2002                                        $1,311           $  559           $  494            $2,364
                                                                     ======           ======           ======            ======

       The principal accrued acquisition expenses for 2002 acquisitions were for severance for approximately 98 employees at the acquired businesses, primarily in manufacturing, research and development, and sales and service; closure of a Thermo CRS manufacturing facility in Austria, with a lease expiring in 2005, that will be consolidated into other existing facilities; and relocation of RMP employees from the seller's operations in Ohio and the United Kingdom to the Company's facilities. Excluding the lease obligation, the Company expects to pay amounts accrued for acquisition expenses through mid-2003.

       A summary of the changes in accrued acquisition expenses for acquisitions completed before and during 1999 is as follows:

                                                            1999 Acquisitions
                                              ----------------------------------------------
                                                               Abandonment
                                                                 of Excess                            Pre-1999
(In thousands)                                 Severance        Facilities             Other      Acquisitions             Total
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 29, 2001                      $  626            $   10            $  131            $6,216            $6,983
 Payments                                           (204)              (11)              (74)             (305)             (594)
 Decrease recorded as a reduction in
    other intangible assets                         (300)                -                 -                 -              (300)
 Decrease recorded as a reduction in
    goodwill                                         (29)                -               (74)                -              (103)
 Currency translation                                 37                 1                17               493               548
                                                  ------            ------            ------            ------            ------

Balance at September 28, 2002                     $  130            $    -            $    -            $6,404            $6,534
                                                  ======            ======            ======            ======            ======

       The remaining accrued acquisition expenses for pre-1999 acquisitions represent lease obligations for four abandoned operating facilities in England with leases expiring through 2014.

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

<

>
                           THERMO ELECTRON CORPORATION

2.     Acquisitions and Dispositions (continued)

Dispositions

       In July 2002, the Measurement and Control segment sold its Thermo BLH and
Thermo Nobel subsidiaries for net proceeds of $17.7 million in cash. These businesses are engaged in the production and sale of strain-gauges and were deemed noncore businesses and placed for sale in 2001. In the first nine months of 2002, the Company also sold several small, noncore businesses and product lines for net proceeds of $6.7 million in cash. As a result of all 2002 dispositions, the Company recorded $8.5 million of net pretax gains, which are included in restructuring and other unusual costs, net, in the accompanying statement of income.

3.     Business Segment Information

                                                                  Three Months Ended                    Nine Months Ended
                                                           --------------------------------     --------------------------------
                                                           September 28,      September 29,     September 28,      September 29,
(In thousands)                                                      2002               2001              2002               2001
--------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Life and Laboratory Sciences                              $  282,239         $  263,415        $  825,334         $  808,938
    Measurement and Control                                      150,127            158,070           443,526            520,816
    Optical Technologies                                          87,372             93,469           255,919            307,098
    Intersegment (a)                                              (2,567)            (2,013)           (7,169)            (8,350)
                                                              ----------         ----------        ----------         ----------

                                                              $  517,171         $  512,941        $1,517,610         $1,628,502
                                                              ==========         ==========        ==========         ==========

Income from Continuing Operations Before
 Provision for Income Taxes, Minority Interest,
 Extraordinary Item, and Cumulative Effect of
 Change in Accounting Principle:
    Life and Laboratory Sciences (b)                          $   43,859         $   32,853        $  129,812         $   91,751
    Measurement and Control (c)                                   10,539              8,950            39,417             22,124
    Optical Technologies (d)                                       1,674             (1,704)          (17,793)             5,257
                                                              ----------         ----------        ----------         ----------

      Total Segment Operating Income (e)                          56,072             40,099           151,436            119,132
    Corporate/Other (f)                                              537                141            76,380            (28,781)
                                                              ----------         ----------        ----------         ----------

                                                              $   56,609         $   40,240        $  227,816         $   90,351
                                                              ==========         ==========        ==========         ==========

Depreciation:
    Life and Laboratory Sciences                              $    4,992         $    5,342        $   15,454         $   15,761
    Measurement and Control                                        2,489              3,700             7,795              9,927
    Optical Technologies                                           3,404              4,058            11,288             11,430
    Corporate                                                        730                602             2,154              1,497
                                                              ----------         ----------        ----------         ----------

                                                              $   11,615         $   13,702        $   36,691         $   38,615
                                                              ==========         ==========        ==========         ==========

Amortization (Note 8):
    Life and Laboratory Sciences                              $    1,571         $    6,980        $    3,641         $   20,847
    Measurement and Control                                          282              3,357               840             10,141
    Optical Technologies                                             359              1,506             1,027              4,477
                                                              ----------         ----------        ----------         ----------

                                                              $    2,212         $   11,843        $    5,508         $   35,465
                                                              ==========         ==========        ==========         ==========


<

>
                           THERMO ELECTRON CORPORATION

3.     Business Segment Information (continued)

       During the first nine months of 2002, the Company transferred management responsibility for several businesses between segments as follows: (1) the spectroscopy businesses were moved to the renamed Life and Laboratory Sciences segment from the Measurement and Control segment; (2) the temperature-control businesses were moved to the Measurement and Control segment from the Optical
Technologies segment; (3) the electrochemistry products business was moved to the Measurement and Control segment from the Life and Laboratory Sciences segment; and (4) the Thermo Projects unit was moved from a separate segment
(previously included as "Other") to the Life and Laboratory Sciences segment.
Prior-period segment information has been restated to reflect these changes.

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other unusual costs, net, of $3.0 million, $6.3 million, and $12.9 million in the third quarter of 2002 and first nine months of 2002 and 2001, respectively, and restructuring and other unusual income, net, of $0.2 million in the third quarter of 2001.
(c) Includes restructuring and other unusual costs, net, of $5.0 million, $5.9 million, $5.9 million, and $26.9 million in the third quarter of 2002 and 2001 and first nine months of 2002 and 2001, respectively.
(d) Includes restructuring and other unusual costs, net, of $1.6 million, $19.7 million, and $10.6 million in the third quarter of 2001 and first nine months of 2002 and 2001, respectively.
(e) Segment operating income is operating income excluding costs incurred at the Company's corporate office.
(f) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other unusual costs of $0.6 million, $2.2 million, $2.1 million, and $7.1 million in the third quarter of 2002 and 2001 and first nine months of 2002 and 2001, respectively.
     Other income, net, includes gains on the sale of shares of FLIR Systems, Inc. of $6.6 million and $94.5 million in the third quarter and first nine months of 2002, respectively, and $8.6 million in the third quarter and first nine months of 2001, and includes a charge of $2.0 million for impairment of an available-for-sale investment in the first nine months of 2001.

4.     Other Income, Net

       The components of other income, net, in the accompanying statement of income are as follows:

                                                                Three Months Ended                     Nine Months Ended
                                                         --------------------------------       --------------------------------
                                                         September 28,      September 29,       September 28,      September 29,
(In thousands)                                                    2002               2001                2002               2001
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                               $ 11,210           $ 18,733            $ 38,189           $ 52,183
Interest Expense (Note 10)                                      (8,864)           (17,755)            (32,559)           (55,731)
Equity in Earnings of Unconsolidated Subsidiaries                    -              1,651               2,169              2,911
Gain on Investments, Net                                         9,395              9,325             103,381              8,518
Other Items, Net                                                    (3)              (349)               (145)              (170)
                                                              --------           --------            --------           --------

                                                              $ 11,738           $ 11,605            $111,035           $  7,711
                                                              ========           ========            ========           ========

       The Company sold 194,000 and 2,200,000 shares of FLIR Systems, Inc.
common stock during the third quarter and first nine months of 2002, respectively, and 350,000 shares during the third quarter and first nine months of 2001. The Company realized gains of $6.6 million and $94.5 million during the third quarter and first nine months of 2002, respectively, and $8.6 million during the third quarter and first nine months of 2001. These gains included
$2.3 million and $25.5 million in the third quarter and first nine months of 2002, respectively, and $4.5 million in the third quarter and first nine months of 2001 from the recovery of amounts written down in prior years. The Company

<

>


                           THERMO ELECTRON CORPORATION

4.     Other Income, Net (continued)

historically reported its pro-rata share of FLIR's results on a one-quarter lag.
In December 2001, following a sale of shares, the Company's ownership of FLIR fell below 20%. In the first quarter of 2002, the Company recorded $2.1 million of income as its share of FLIR's fourth quarter 2001 earnings through the date on which the Company's ownership fell below 20%. Effective March 30, 2002, the Company accounts for its investment in FLIR as an available-for-sale security and no longer records its share of FLIR's earnings. As an available-for-sale security, the investment in FLIR is recorded at quoted market value in current assets and unrealized gains or losses are recorded as a part of accumulated other comprehensive items in the accompanying 2002 balance sheet.

5.     Redemption and Repurchase of Subordinated Convertible Debentures and
       Extraordinary Item

       In March 2002, the Company redeemed all of its outstanding 4 1/4% and 4
5/8% subordinated convertible debentures due 2003 with the objective of reducing interest costs. The principal amounts redeemed for the 4 1/4% and 4 5/8% debentures were $398.4 million and $57.9 million, respectively. The redemption price was 100% of the principal amount of the debentures plus accrued interest.
During the first nine months of 2002, the Company also repurchased $44.3 million principal amount of its subordinated convertible debentures for $43.9 million in cash. The redemptions and repurchases resulted in a net extraordinary charge of $0.6 million, net of taxes of $0.3 million. The Company redeemed additional debentures in October 2002 (Note 17). Effective in 2003, gains or losses resulting from the repurchase or redemption of the Company's debentures will be reported as other nonoperating income or expense and prior periods will be restated to conform to this presentation (Note 8).

6.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                 Three Months Ended                      Nine Months Ended
                                                          --------------------------------       --------------------------------
                                                          September 28,      September 29,       September 28,      September 29,
(In thousands except per share amounts)                            2002               2001                2002               2001
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations Before
 Extraordinary Item and Cumulative Effect of
 Change in Accounting Principle                                $ 38,983           $ 25,677            $152,854           $ 56,919
Gain (Loss) on Disposal of Discontinued Operations, Net               -                  -              70,370            (50,440)
Extraordinary Item                                                   34                602                (646)               602
Cumulative Effect of Change in Accounting Principle                   -                  -                   -               (994)
                                                               --------           --------            --------           --------

Net Income for Basic Earnings per Share                          39,017             26,279             222,578              6,087
Effect of Convertible Debentures                                  1,938                  -              11,832                  -
                                                               --------           --------            --------           --------

Income Available to Common Shareholders, as
 Adjusted for Diluted Earnings per Share                       $ 40,955           $ 26,279            $234,410           $  6,087
                                                               --------           --------            --------           --------

Basic Weighted Average Shares                                   165,701            180,280             170,358            181,588

Effect of:
 Stock options                                                    1,396              2,098               2,141              2,976
 Convertible debentures                                           9,245                445              17,900                455
                                                               --------           --------            --------           --------

Diluted Weighted Average Shares                                 176,342            182,823             190,399            185,019
                                                               --------           --------            --------           --------


<

>
                           THERMO ELECTRON CORPORATION

6.     Earnings per Share (continued)

                                                                 Three Months Ended                     Nine Months Ended
                                                          --------------------------------       --------------------------------
                                                          September 28,      September 29,       September 28,      September 29,
(In thousands except per share amounts)                            2002               2001                2002               2001
---------------------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share:
 Continuing operations before extraordinary item
    and cumulative effect of change in accounting
    principle                                                  $    .24           $    .14            $    .90           $    .31
 Discontinued operations                                              -                  -                 .41               (.28)
 Extraordinary item                                                   -                  -                   -                  -
 Cumulative effect of change in accounting
    principle                                                         -                  -                   -               (.01)
                                                               --------           --------            --------           --------

                                                               $    .24           $    .15            $   1.31           $    .03
                                                               ========           ========            ========           ========

Diluted Earnings per Share:
 Continuing operations before extraordinary item
    and cumulative effect of change in accounting
    principle                                                  $    .23           $    .14            $    .86           $    .31
 Discontinued operations                                              -                  -                 .37               (.27)
 Extraordinary item                                                   -                  -                   -                  -
 Cumulative effect of change in accounting principle                  -                  -                   -               (.01)
                                                               --------           --------            --------           --------

                                                               $    .23           $    .14            $   1.23           $    .03
                                                               ========           ========            ========           ========

       Options to purchase 12,111,000 and 6,825,000 shares of common stock for the third quarter of 2002 and 2001, respectively, and 10,195,000 and 4,845,000 shares of common stock for the first nine months of 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       The computation of diluted earnings per share excludes the effect of assuming the conversion of the following convertible debentures because the effect would be antidilutive: in the third quarter of 2002, the Company's 4 3/8% and 4 7/8% subordinated convertible debentures and 4 1/2% senior convertible debentures with principal balances, as of September 28, 2002, of $71.9 million, $13.3 million, and $121.1 million, respectively, and convertible at $111.83, $32.50, and $34.42 per share, respectively; in the first nine months of 2002, the Company's 4 3/8% subordinated convertible debentures; and in the third quarter and first nine months of 2001, all convertible debentures are excluded except the Company's 0% subordinated convertible debentures.

7.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items.
Other comprehensive items represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including currency-translation adjustments and unrealized net of tax gains and losses on available-for-sale investments and hedging instruments (Note 10).
During the third quarter of 2002 and 2001, the Company had comprehensive income of $22.1 million and $66.3 million, respectively. During the first nine months of 2002 and 2001, the Company had comprehensive income of $177.3 million and $16.0 million, respectively. Comprehensive income in the first nine months of 2002 excludes the effect of unrealized gains of $111 million that existed at the date the Company reclassified equity interests in FLIR and Thoratec Corporation to available-for-sale investments (Notes 4 and 14).

<

>


                           THERMO ELECTRON CORPORATION

8.     Recent Accounting Pronouncements and Pro Forma Results

       In June 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other
Intangible Assets." The Company adopted the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to cease amortization of all goodwill, and also requires companies to annually test goodwill for impairment and to perform an initial test in the year of adoption.
The Company completed this initial test and determined that no impairment of goodwill existed at the adoption date. Goodwill amortization for the third quarter and first nine months of 2001, was $10.1 million and $30.3 million, respectively. Pro forma results for the third quarter and first nine months of 2001, as if the standard had been adopted at the beginning of 2001, are as follows:

                                                                                                          Three             Nine
                                                                                                         Months           Months
                                                                                                          Ended            Ended
                                                                                                  September 29,    September 29,
(In thousands except per share amounts)                                                                    2001             2001
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations Before Extraordinary Item and Cumulative Effect of Change
 in Accounting Principle:
    As reported                                                                                         $25,677          $56,919
    Pro forma                                                                                            35,045           84,601

Basic Earnings per Share from Continuing Operations Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle:
    As reported                                                                                             .14              .31
    Pro forma                                                                                               .19              .47

Diluted Earnings per Share from Continuing Operations Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle:
    As reported                                                                                             .14              .31
    Pro forma                                                                                               .19              .46

Net Income:
    As reported                                                                                         $26,279          $ 6,087
    Pro forma                                                                                            35,647           33,769

Basic Earnings per Share:
    As reported                                                                                             .15              .03
    Pro forma                                                                                               .20              .19

Diluted Earnings per Share:
    As reported                                                                                             .14              .03
    Pro forma                                                                                               .19              .18

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

       In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." Adoption of the standard is generally required in 2003. Under the standard, all of the transactions currently classified by the Company as extraordinary items will no longer be treated as such, but instead will be reported as other nonoperating income or expense. Prior periods will be restated to conform to this presentation.



<

>
                           THERMO ELECTRON CORPORATION

8.     Recent Accounting Pronouncements and Pro Forma Results (continued)

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities," which supersedes EITF 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities and generally will lengthen the timeframe for reporting of expenses relating to restructuring activities beyond the period in which a plan is initiated. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 28, 2002. The provisions of EITF
94-3 will continue to apply with regard to the Company's previously announced restructuring plans.

9.     Note Receivable

       In July 2000, the Company completed the sale of its wholly owned Spectra
Precision businesses to Trimble Navigation Limited for $208.1 million in net cash proceeds and $80.0 million in seller debt financing at an initial interest rate of 10%. The note from the buyer called for repayment in two equal, annual installments beginning in July 2001, but permitted extension of maturity under certain conditions. Trimble elected to defer the note payment due in July 2001, and the Company and Trimble negotiated a change in terms in March 2002. Under the revised terms, Trimble paid $12 million of principal, together with $10 million of accrued interest. Maturity for the remaining balance was extended to July 2004, and the amended note carries an interest rate of 10.41% and has provisions that require earlier repayment under certain conditions. Interest on the note is added to the note's principal balance if payment of the interest would cause Trimble to violate covenants under its primary bank agreements. As of September 28, 2002, the principal balance of the note had increased to $69.1 million as a result of this provision. The note is included in other assets in the accompanying balance sheet. In addition, the Company obtained warrants to purchase up to 376,233 shares of Trimble, of which 200,000 shares were exercisable immediately at $15.11 per share through 2007, and the balance of which becomes exercisable for five-year terms at various times and prices depending on the outstanding balance of the note. At September 28, 2002, warrants to purchase an additional 17,364 shares had become exercisable at $14.46 per share. Spectra Precision, formerly part of the Measurement and Control segment, was acquired as part of Spectra-Physics AB and provides the construction, surveying, and heavy-machine industries with precision-positioning equipment.

10.    Derivative Instruments and Hedging

       The Company uses forward currency-exchange contracts primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair-value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from sales that are denominated in currencies other than the functional currencies of the respective operations. The Company enters into these currency-exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, the hedges are not speculative in nature. As part of the Company's overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some operating units hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using exchange contracts that have maturities of 12 months or less. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

       The Company records its forward currency-exchange contracts at fair value in its consolidated balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency-exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposure being hedged. At September 28, 2002, the Company had deferred losses, net of income taxes, related to forward currency-exchange contracts of approximately $1.3 million, substantially all of which is expected to be recognized as expense over the next 12 months as an approximate equivalent offset to gains on the exposures being hedged.

<

>
                           THERMO ELECTRON CORPORATION

10.    Derivative Instruments and Hedging (continued)

       During the first quarter of 2002, the Company entered into interest-rate swap arrangements for its $128.7 million principal amount 7.625% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the Company will receive a fixed interest rate of 7.625%, and will pay a variable rate of 90-day LIBOR plus 2.19% (3.93% as of September 28, 2002).
The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt of $13.3 million at September 28, 2002. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

11.    Securities-Lending Agreements

       In connection with the March 2002 debt redemption discussed in Note 5, the Company entered into securities-lending agreements with third parties under which the Company may borrow funds for short-term needs. Borrowings are collateralized by available-for-sale investments. As of September 28, 2002, the Company had outstanding borrowings of $269.0 million under these arrangements with maturities between October 2002 and June 2003 and a weighted average interest rate of 1.9%. The proceeds of the borrowings were used to partially fund the debt redemption discussed in Note 5. The Company has pledged $282.4 million of available-for-sale securities in the accompanying 2002 balance sheet as collateral for such borrowings.

12.    Purchase of Minority Interest in Spectra-Physics

       Following the completion of a cash tender offer in December 2001 for all of the shares of Spectra-Physics it did not previously own, the Company completed a short-form merger with Spectra-Physics in February 2002. After the merger, Spectra-Physics was no longer publicly traded and became a wholly owned subsidiary of the Company. The Company expended $22.1 million of cash to complete the purchase of the minority interest and recorded an increase in goodwill of $15.6 million. Options to purchase shares of Spectra-Physics were exchanged for options to purchase 2,241,598 shares of Thermo Electron common stock. The exchange of options was accounted for in accordance with the methodology set forth in FASB Interpretation No. 44, "Accounting for Certain
Transactions Involving Stock Compensation" (Note 13).

13.    Restructuring and Other Unusual Costs, Net

       In response to a downturn in telecommunications, semiconductor, and other markets served by the Company's businesses and in an effort to further integrate business units and reduce the number of real estate locations, the Company initiated restructuring actions in the second quarter of 2001 in a number of business units to reduce costs and shed unproductive assets. In response to a continued downturn in markets served by the Company, further actions were initiated in the fourth quarter of 2001 and in the first nine months of 2002.
The restructuring and related actions primarily consisted of headcount reductions, writedowns of production equipment for telecommunications products and excess telecommunication inventories at Spectra-Physics, discontinuation of a number of mature or unprofitable product lines, and consolidation of facilities to streamline operations and reduce costs. The Company expects to incur an additional $3 million of restructuring costs in the fourth quarter of 2002 and in 2003 for charges associated with these actions that cannot be recorded until incurred, such as relocation and moving costs. In addition, efforts to reduce the Company's cost structure continue and the Company expects to record approximately $20 million of additional restructuring costs in the fourth quarter of 2002 pertaining to facility consolidations and workforce reductions. The Company expects that the restructuring actions undertaken in 2001 and early 2002 will be substantially completed by the end of 2002, and that the actions undertaken in the third and fourth quarters of 2002 will be completed by mid-2003. The Company expects to identify additional sites to consolidate in 2003 and will record charges in connection with any such actions.

<

>


                           THERMO ELECTRON CORPORATION

13.    Restructuring and Other Unusual Costs, Net (continued)

       During the third quarter of 2002, the Company recorded net restructuring and other charges (income) by segment as follows:

                                         Life and
                                       Laboratory         Measurement             Optical
(In thousands)                           Sciences         and Control        Technologies           Corporate               Total
---------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                          $   143             $ 1,330             $   253             $     -             $ 1,726
Restructuring and Other Unusual Costs
 (Income), Net                              2,903               3,711                (260)                553               6,907
                                          -------             -------             -------             -------             -------

                                          $ 3,046             $ 5,041             $    (7)            $   553             $ 8,633
                                          =======             =======             =======             =======             =======

       During the first nine months of 2002, the Company recorded net restructuring and other charges by segment as follows:

                                         Life and
                                       Laboratory         Measurement             Optical
(In thousands)                           Sciences         and Control        Technologies           Corporate               Total
---------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                          $   712             $ 1,330             $ 1,235             $     -             $ 3,277
Restructuring and Other Unusual
 Costs, Net                                 5,613               4,578              18,443               2,143              30,777
                                          -------             -------             -------             -------             -------

                                          $ 6,325             $ 5,908             $19,678             $ 2,143             $34,054
                                          =======             =======             =======             =======             =======

       The components of net restructuring and other charges (income) by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $3.0 million of net restructuring and other charges in the third quarter of 2002. The segment recorded $0.1 million of charges to cost of revenues for the sale of inventory revalued at the date of acquisition. The segment also recorded $2.9 million of restructuring and other unusual costs, net, including $2.6 million of cash costs principally associated with facility consolidations. The cash costs included
$1.5 million of severance for 100 employees across all functions; $0.3 million of net abandoned-facility lease costs for facilities described below; $0.1 million of employee-retention costs; and $0.7 million of other cash costs, primarily relocation expenses. The abandoned-facility costs included $1.6 million of additional expense related to a facility in Finland that was abandoned in 2001, at which time the segment recorded estimated abandonment cost. The segment has been unable to sublease the space and has reserved the remaining obligation through the expiration of the lease in 2005. Certain other office and manufacturing space in Massachusetts that was abandoned and reserved for in 2001 will become occupied by the Company's Measurement and Control segment, and consequently, the remaining reserve for abandonment of $1.5 million has been reversed. In addition to these adjustments, the Life and Laboratory
Sciences segment recorded $0.2 million of costs for the abandonment of a facility in Texas. In addition, the segment had asset writedowns of $0.3 million associated with the facility consolidations.

       In the second quarter of 2002, this segment recorded $3.6 million of net restructuring and other charges. The segment recorded $0.6 million of charges to cost of revenues, which consisted of $0.4 million for a discontinued product line and $0.2 million for the sale of inventory revalued at the date of acquisition. The segment also recorded $3.0 million of restructuring and other unusual costs, including $2.4 million of cash costs principally associated with facility consolidations. The cash costs included $0.7 million of severance for 12 employees across all functions;

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

       In the first quarter of 2002, this segment recorded $0.3 million of other unusual income, net. The unusual income included a gain on the sale of a product line of $1.5 million. This gain was offset by cash costs of $1.2 million associated with the restructuring actions initiated in 2001, including $0.6 million of employee-retention costs; $0.4 million of severance for eight employees, primarily in administrative and sales functions; and $0.2 million of other cash costs, primarily relocation expenses.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $5.0 million of net restructuring and other charges in the third quarter of 2002. The segment recorded $1.3 million of charges to cost of revenues for the sale of inventory revalued at the date of acquisition. The segment also recorded $3.7 million of restructuring and other unusual costs, net, including $9.9 million of cash costs principally associated with facility consolidations. The cash costs included
$5.6 million of severance for 230 employees across all functions; $3.3 million of abandoned-facility lease costs for facilities described below; $0.2 million of employee-retention costs; and $0.8 million of other cash costs, primarily relocation expenses. The charges for severance and abandoned facilities are net of reversals of $1.5 million and $0.6 million, respectively, that the segment had provided in 2001. Of the amounts reversed, $1.6 million had been initially provided in 2001 to downsize the segment's operations in Maryland. During the third quarter of 2002, following a change in that operation's management, the 2001 plan to restructure the Maryland operations was substantially revised to include closure of the plant. The amounts provided in 2001 were reversed and all of the actions contemplated in the 2001 plan are components of the expanded 2002 plan, recorded in the third quarter of 2002. The remainder of the 2001 plan reserves that were reversed were not required primarily due to employee attrition and favorable settlement of lease obligations. The facility consolidations in the 2002 plan include closure of five manufacturing facilities in the United States and the transfer of their activities to other locations. In addition, the segment recorded $6.2 million of net gains, primarily on the sales of businesses, principally its Thermo BLH and Thermo Nobel subsidiaries (Note
2).

       In the second quarter of 2002, this segment recorded $1.1 million of net restructuring and other charges. These charges included $2.2 million of cash costs principally associated with facility consolidations, including $0.7 million of relocation costs; $0.7 million of employee-retention costs; $0.6 million of severance; and $0.2 million of abandoned-facility lease costs. These costs were offset in part by $1.1 million of net gains on the sale of a small business unit and a building.

       In the first quarter of 2002, this segment recorded $0.2 million of other unusual income, net. The unusual income included gains of $1.5 million from the favorable resolution of a dispute on a business sold in 2000, and the sale of a small business unit in 2002. These gains were offset by $1.1 million of cash costs associated with the restructuring actions initiated in 2001, including
$0.5 million of severance; $0.1 million of employee-retention costs; and $0.5 million of other cash costs, primarily relocation and contract-termination costs. The gain was also offset by $0.2 million of asset writedowns, primarily for asset impairment of a building held for sale.

Optical Technologies
--------------------

       The Optical Technologies segment recorded a nominal amount of other unusual income, net, in the third quarter of 2002. The segment recorded $0.3 million of charges to cost of revenues for the sale of inventory revalued at the date of acquisition. The segment also recorded $0.3 million of unusual income, including $0.5 million of proceeds from the disposal of assets that were previously written down and the reversal of $0.5 million of severance reserves previously established in 2001, due to employee attrition, offset by $0.6 million of cash costs, primarily for severance for 78 employees across all functions, and a $0.1 million loss on the sale of a small business unit.

<

>
                           THERMO ELECTRON CORPORATION

13.    Restructuring and Other Unusual Costs, Net (continued)

       In the second quarter of 2002, this segment recorded $11.4 million of net restructuring and other charges. The segment recorded $1.0 million of charges to cost of revenues, including $0.7 million for a discontinued product line and the balance for the sale of inventory revalued at the date of acquisition. The segment also recorded $10.4 million of restructuring and other unusual costs, including $5.5 million of asset writedowns and $4.9 million of cash costs. The cash costs included $3.2 million of severance for 117 employees across all functions; $1.0 million for abandoned-equipment leases; and $0.7 million for the settlement of litigation (Note 15). The asset writedowns included $5.3 million of abandoned telecommunications equipment and $0.2 million of goodwill on a small business that was subsequently sold. Following actions in the first and second quarter of 2002, the Company has suspended initiatives for products that address telecom markets based on the continuing economic downturn in these markets.

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

Corporate
---------

       The Company recorded $0.6 million of restructuring and other charges at its corporate office in the third quarter of 2002, all of which were cash costs, primarily for third-party advisory fees. While the Company no longer has any public subsidiaries, it has numerous non-U.S. subsidiaries through which the formerly public subsidiaries conducted business. The third-party advisory fees are being incurred to simplify this legal structure.

       In the second quarter of 2002, the Company recorded $0.9 million of restructuring and other charges at its corporate office, all of which were cash costs, primarily for third-party advisory fees discussed above.

       In the first quarter of 2002, the Company recorded $0.7 million of restructuring and other charges at its corporate office, all of which were cash costs. This amount included $0.6 million of third-party advisory fees discussed above and $0.1 million of severance for three employees.

<

>


                           THERMO ELECTRON CORPORATION

13.    Restructuring and Other Unusual Costs, Net (continued)

General
-------

       The following table summarizes the Company's severance actions in 2001 and 2002.

                                                                                                                      Number of
2000 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 30, 2000                                                                                  80

Additional Terminations Announced in 2001                                                                                    16
Terminations Occurring in 2001                                                                                              (91)
Adjustment to Plan                                                                                                           (1)
                                                                                                                         ------

Remaining Terminations at December 29, 2001                                                                                   4

Terminations Occurring in 2002                                                                                               (4)
                                                                                                                         ------

Remaining Terminations at September 28, 2002                                                                                  -
                                                                                                                         ======

2001 Restructuring Plans
-------------------------------------------------------------------------------------------------------------------------------

Terminations Announced in 2001                                                                                            1,714
Terminations Occurring in 2001                                                                                           (1,001)
                                                                                                                         ------

Remaining Terminations at December 29, 2001                                                                                 713

Additional Terminations Announced in 2002                                                                                   224
Terminations Occurring in 2002                                                                                             (813)
Adjustment to Plan                                                                                                          (41)
                                                                                                                         ------

Remaining Terminations at September 28, 2002                                                                                 83
                                                                                                                         ======

2002 Restructuring Plans
-------------------------------------------------------------------------------------------------------------------------------

Terminations Announced in 2002                                                                                              406
Terminations Occurring in 2002                                                                                             (181)
                                                                                                                         ------

Remaining Terminations at September 28, 2002                                                                                225
                                                                                                                         ======


<

>
                           THERMO ELECTRON CORPORATION

13.    Restructuring and Other Unusual Costs, Net (continued)

       The following table summarizes the cash components of the Company's restructuring plans. The noncash components and other amounts reported as restructuring and other unusual costs, net, in the accompanying 2002 statement of income have been summarized in the notes to the table.

                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

1998 Restructuring Plans
 Balance at December 29, 2001                   $      -          $      -          $      -          $    506          $    506
    Transfer to accrued pension costs (b)              -                 -                 -              (534)             (534)
    Currency translation                               -                 -                 -                28                28
                                                --------          --------          --------          --------          --------

 Balance at September 28, 2002                  $      -          $      -          $      -          $      -          $      -
                                                ========          ========          ========          ========          ========

1999 Restructuring Plans
 Balance at December 29, 2001                   $    571          $      -          $      -          $      -          $    571
    Payments                                        (232)                -                 -                 -              (232)
                                                --------          --------          --------          --------          --------

 Balance at September 28, 2002                  $    339          $      -          $      -          $      -          $    339
                                                ========          ========          ========          ========          ========

2000 Restructuring Plans
 Balance at December 29, 2001                   $  1,588          $  6,287          $  1,866          $  1,200          $ 10,941
    Reserves reversed                                (27)                -              (192)              (20)             (239)
    Payments                                      (1,164)           (6,015)             (881)           (1,003)           (9,063)
    Currency translation                              92                 -                95                 3               190
                                                --------          --------          --------          --------          --------

 Balance at September 28, 2002                  $    489          $    272          $    888          $    180          $  1,829
                                                ========          ========          ========          ========          ========

2001 Restructuring Plans
 Balance at December 29, 2001                   $ 26,092          $    143          $ 19,765          $  2,667          $ 48,667
    Costs incurred in 2002 (c)                     8,824             1,955             6,999             3,616            21,394
    Reserves reversed (d)                         (2,796)              (82)           (2,175)             (224)           (5,277)
    Payments                                     (24,041)           (1,701)           (5,610)           (4,289)          (35,641)
    Currency translation                           1,428                16               461                84             1,989
                                                --------          --------          --------          --------          --------

 Balance at September 28, 2002                  $  9,507          $    331          $ 19,440          $  1,854          $ 31,132
                                                ========          ========          ========          ========          ========

2002 Restructuring Plans
    Costs incurred in 2002 (e)                  $  8,811          $    205          $  3,766          $  3,169          $ 15,951
    Payments                                      (1,847)                -              (180)           (3,055)           (5,082)
    Currency translation                              (5)                -                (1)               (2)               (8)
                                                --------          --------          --------          --------          --------

 Balance at September 28, 2002                  $  6,959          $    205          $  3,585          $    112          $ 10,861
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

<

>
                           THERMO ELECTRON CORPORATION

13.    Restructuring and Other Unusual Costs, Net (continued)

(b) Balance of accrued restructuring costs from 1998 plans related to pension liability associated with employees terminated in 1998, which was transferred to accrued pension costs in 2002.
(c) Excludes net gains from sale of businesses and other assets of $0.9 million and $2.4 million in the Life and Laboratory Sciences and Measurement and Control segments, respectively; noncash charges of $7.0 million in the Optical Technologies segment; a cash charge of $0.7 million recorded in accrued pension costs in the Life and Laboratory Sciences segment; and loss on litigation of $0.7 million in the Optical Technologies segment.
(d) Represents reductions in cost of plans as described in the discussion of restructuring actions by segment.
(e)  Excludes noncash charges of $0.4 million in the Life and Laboratory
     Sciences segment and net gains from sale of businesses and other assets of $6.2 million and $0.5 million in the Measurement and Control and Optical
     Technologies segments, respectively.

       The Company expects to pay accrued restructuring costs as follows:
severance, employee-retention obligations, and other costs, which primarily represent cancellation/termination fees, primarily through 2003; and abandoned-facility payments, over lease terms expiring through 2012.

14.    Discontinued Operations

       The Company announced in January 2000 that all of its noninstrument businesses other than Thermo Ecotek, the Company's power-generation business, were to be sold or spun-off. These divestitures totaled approximately 40 businesses with revenues of $1.8 billion. The Company later sold Thermo Ecotek as well. Accordingly, the Company treated the divestiture of these businesses as discontinued operations in its financial statements.

       Net liabilities of discontinued operations in the accompanying 2002 balance sheet principally represents remaining obligations of the discontinued businesses, including severance, lease, litigation, and other obligations, offset by the net assets of two remaining operating units held for sale. These two businesses have aggregate annual revenues of approximately $90 million.

       During the third quarter and first nine months of 2002, the Company's discontinued operations had revenues of $18.1 million and $62.5 million, respectively, and operating income of $0.8 million and $5.0 million, respectively. During the third quarter and first nine months of 2001, the Company's discontinued operations had revenues of $132.0 million and $570.1 million, respectively, and operating income of $10.7 million and $45.5 million, respectively.

Thermo Cardiosystems

       In February 2001, the Company sold Thermo Cardiosystems to Thoratec in exchange for 19.3 million shares of Thoratec common stock, a 34% interest, which had a market value of $11.56 per share on the date of the transaction. Certain restrictions, which lapsed in August 2002, limited the timing of the Company's ability to sell these shares. The Company accounted for the sale of Thermo
Cardiosystems and the ownership of the Thoratec shares as discontinued operations. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations, and thereafter, carried the shares at a new cost basis of $6.50 per share. In February 2002, the Company sold 6.9 million shares of Thoratec for net proceeds of $105 million, and realized an after-tax gain of $38.4 million as a gain on disposal of discontinued operations. Following the sale of shares in 2002, the Company owned less than 20% of Thoratec's outstanding shares and, pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002. As such, the investment is recorded at quoted market value in current assets, and unrealized gains or losses are recorded as a part of accumulated other comprehensive items in the accompanying
2002 balance sheet. As of September 28, 2002, the Company held 7.7 million shares of Thoratec with a market value of $60 million.

<

>


                           THERMO ELECTRON CORPORATION

14.    Discontinued Operations (continued)

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

Discontinued Operations

       During the second quarter of 2002, the Company settled a patent-infringement matter that Fischer Imaging Corporation had brought against the Company's former Trex Medical subsidiary. The Company sold Trex Medical in
2000, but retained this obligation as a term of the sale. Under the settlement, the Company paid Fischer $25 million and agreed to pay an additional $7.2 million over eight years. The portion of the settlement that was paid was charged against a reserve established for this matter. The balance of the amount to be paid will also be charged against the reserve as paid.

16.    Common Stock

       During the second quarter of 2002, the Company restored 22,000,000 shares of common stock to authorized but unissued status, which had been held in treasury stock.

17.    Subsequent Event

       In October 2002, the Company redeemed all of its outstanding 4 1/2% senior convertible debentures due 2003 and 4 7/8% subordinated convertible debentures due 2004 with the objective of reducing interest costs. The principal amounts redeemed for the 4 1/2% and 4 7/8% debentures were $121.1 million and $13.3 million, respectively. The redemption price was 100% of the principal amount of the debentures, plus accrued interest. Accordingly, the obligations have been presented as current liabilities in the accompanying 2002 balance sheet. Borrowings under the Company's securities-lending agreements (Note 11) were used to partially fund the debt redemption.

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

       The Company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

       a) The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. If the financial condition of the Company's customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.
       b) The Company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value based on recent usage and expected demand. If ultimate usage varies significantly from expected usage, additional writedowns may be required.
       c) The Company assesses the realizability of its notes receivable based on judgments concerning the borrower's ability to make the required payments and the value of collateral, if any. If the financial condition of the borrower or the value of the collateral were to deteriorate, charges to reduce the carrying value of notes receivable may be necessary.
       d) The Company periodically evaluates goodwill for impairment under the guidelines of SFAS No. 142. Should the fair value of the Company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary.
       e) The Company periodically reviews other intangible assets for impairment based on estimated future cash flows associated with the assets. Should future cash flows decline significantly from estimated amounts, charges for impairment of other intangible assets may be necessary.
       f) At the time the Company recognizes revenue it provides for the estimated cost of product warranties based primarily on historical experience. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.
       g) The Company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. Should the Company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances may be necessary.
       h) The Company estimates losses on contingencies and litigation and provides a reserve for these losses. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.
       i) The Company recorded restructuring charges for asset impairment in 2001 and 2002 based on estimated future cash flows associated with the equipment and for the cost of vacating facilities based on expected sub-rental income. Should actual cash flows associated with impaired equipment and sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.
       j) The Company estimates the expected proceeds from the sale of its discontinued businesses, and recorded losses in 1999-2001 to reduce the carrying value of these businesses to estimated realizable value.
           Should the actual proceeds, which would include post-closing purchase price adjustments, vary from estimates, actual results could differ from expected amounts.

<

>
                           THERMO ELECTRON CORPORATION

Results of Operations

       During the first nine months of 2002, the Company transferred management responsibility for several businesses as follows: (1) the spectroscopy businesses were moved to the renamed Life and Laboratory Sciences segment from the Measurement and Control segment; (2) the temperature-control businesses were moved to the Measurement and Control segment from the Optical Technologies segment; (3) the electrochemistry products business was moved to the Measurement and Control segment from the Life and Laboratory Sciences segment; and (4) the Company's Thermo Projects unit was moved from a separate segment (previously included as "Other") to the Life and Laboratory Sciences segment. Prior-period segment results have been restated to reflect these changes.

Third Quarter 2002 Compared With Third Quarter 2001
---------------------------------------------------

Continuing Operations

       Sales in the third quarter of 2002 were $517.2 million, an increase of $4.2 million from the third quarter of 2001. Excluding the effect of acquisitions, divestitures, and currency translation, revenues decreased $9.0 million, or 2%. Currency translation had a net favorable effect on revenues as discussed below by segment, due to the weakening of the U.S. dollar relative to currencies in countries in which the Company operates.

       Operating income was $44.9 million in the third quarter of 2002, compared with $28.6 million in the third quarter of 2001. Segment operating income increased to $56.1 million in 2002 from $40.1 million in 2001. (Segment operating income is operating income excluding costs incurred at the Company's corporate office.) Operating and segment operating income in the third quarter of 2002 were reduced by additional charges associated with a restructuring plan initiated during the fourth quarter of 2001, other restructuring actions initiated in 2002, and certain other unusual costs, net (Note 13). Operating and segment operating income in the third quarter of 2001 were reduced by charges associated with a restructuring plan initiated during the second quarter of 2001 and certain other unusual charges. The unusual items in both periods are discussed by segment below. Excluding these unusual costs, which totaled $8.1 million in 2002 and $7.4 million in 2001, segment operating income was $64.2 million in 2002 and $47.5 million in 2001. The 2001 period included $10.1 million of goodwill amortization. Amortization of goodwill ceased following the adoption of Statement of Financial Accounting Standards (SFAS) No. 142,
"Goodwill and Other Intangible Assets," effective in 2002 (Note 8). Excluding goodwill amortization and unusual items, segment operating income totaled $57.6 million in 2001. Segment operating income, excluding goodwill amortization and unusual items, increased primarily due to a lower cost base following restructuring actions in 2001 and 2002.

       In response to a downturn in telecommunications, semiconductor, and other markets served by the Company's businesses and in an effort to further integrate business units and reduce the number of real estate locations, the Company initiated restructuring actions in the second quarter of 2001 in a number of business units to reduce costs and shed unproductive assets. In response to a continued downturn in markets served by the Company, further actions were initiated in the fourth quarter of 2001 and in the first nine months of 2002.
The restructuring and related actions primarily consisted of headcount reductions, writedowns of production equipment for telecommunications products and excess telecommunication inventories at Spectra-Physics, discontinuation of a number of mature or unprofitable product lines, and consolidation of facilities to streamline operations and reduce costs. The Company expects to incur an additional $3 million of restructuring costs in the fourth quarter of 2002 and in 2003 for charges associated with these actions that cannot be recorded until incurred, such as relocation and moving costs. In addition, efforts to reduce the Company's cost structure continue and the Company expects to record approximately $20 million of additional restructuring costs in the fourth quarter of 2002 pertaining to facility consolidations and workforce reductions. The Company expects that the restructuring actions undertaken in 2001 and early 2002 will be substantially completed by the end of 2002, and that the actions undertaken in the third and fourth quarters of 2002 will be completed by mid-2003. The Company expects to identify additional sites to consolidate in 2003 and will record charges in connection with any such actions.



<

>
                           THERMO ELECTRON CORPORATION

Third Quarter 2002 Compared With Third Quarter 2001 (continued)
---------------------------------------------------

Life and Laboratory Sciences
----------------------------

       Sales in the Life and Laboratory Sciences segment increased $18.8 million to $282.2 million in the third quarter of 2002. The favorable effects of currency translation resulted in an increase in revenues of $8.5 million in 2002. Sales increased $1.4 million due to an acquisition, net of divestitures.
Excluding the effect of currency translation, an acquisition, and divestitures, revenues increased $8.9 million, or 3%. The segment has experienced continued sales growth of high-end technology mass spectrometry equipment and slightly lower sales of other products where downturns in customers' markets have slowed spending. Many pharmaceutical customers, for example, have slowed capital spending and are delaying purchases except for equipment where technology advances may provide competitive advantage.

       Operating income margin increased to 15.5% in the third quarter of 2002 from 12.5% in the third quarter of 2001. The segment's margin increased primarily due to the discontinuation of goodwill amortization as a result of the adoption of SFAS No. 142 in 2002, offset in part by the inclusion of unusual costs in the 2002 period. Excluding restructuring and unusual costs, net, of $3.0 million in 2002, restructuring and unusual income, net, of $0.2 million in 2001, and goodwill amortization of $6.0 million in 2001, operating income margin was 16.6% in 2002 and 14.7% in 2001. The increase in operating income margin resulted primarily from higher revenues and cost reduction and productivity measures undertaken in 2001 and 2002.

       In the third quarter of 2002, the segment recorded restructuring and unusual cash costs, net, of $2.6 million, primarily for severance and relocation expenses at businesses being consolidated. In addition, the segment recorded asset writedowns of $0.3 million associated with facility consolidations and charges to cost of revenues of $0.1 million for the sale of inventory revalued at the date of acquisition (Note 13). Restructuring and unusual income, net, in 2001 represents a gain of $0.5 million on the sale of a small business unit, offset by cash costs of $0.3 million, primarily for severance.

Measurement and Control
-----------------------

       Sales in the Measurement and Control segment decreased $7.9 million to $150.1 million in the third quarter of 2002. The favorable effects of currency translation resulted in an increase in revenues of $3.7 million in 2002. Sales increased $0.2 million due to an acquisition, net of divestitures (Note 2).
Excluding the effect of an acquisition, divestitures, and currency translation, revenues decreased $11.8 million, or 8%. The decrease was due to a decline in revenues in each of the segment's principal businesses primarily from economic conditions facing customers, particularly in the semiconductor, energy, and steel industries. The Company expects that a continued downturn in markets served by the segment will unfavorably affect the segment's revenue comparisons with corresponding prior-year periods for at least the near-term. Recent order growth of explosives- and radiation-detection products will offset in part the revenue decline in the segment's other businesses. The magnitude of the mitigating effect of these recent orders in future quarters will depend on when the corresponding sales occur.

       Operating income margin increased to 7.0% in the third quarter of 2002 from 5.7% in the third quarter of 2001, primarily due to restructuring and unusual costs in 2001 and the discontinuation of goodwill amortization as a result of the adoption of SFAS No. 142 in 2002. Operating income margin, excluding restructuring and unusual costs, net, of $5.0 million in 2002 and $5.9 million in 2001, and goodwill amortization of $3.0 million in 2001, decreased to 10.4% in 2002 from 11.3% in 2001. The decrease in operating income margin resulted primarily from lower revenues, offset in part by the effects of cost reduction and productivity measures undertaken in 2001.

       In the third quarter of 2002, the segment recorded restructuring and unusual costs, net, of $5.0 million, including cash costs of $9.9 million, principally for severance and abandoned facilities. In addition, the segment recorded $6.2 million of net gains, primarily on the sales of businesses, principally the July 2002 sale of Thermo BLH and Thermo Nobel (Note 2). In 2002, the segment recorded charges to cost of revenues of $1.3 million for the sale of inventory revalued at the date of acquisition (Note 13). Restructuring and unusual costs, net, in 2001 included a $5.2 million loss on the sale of the segment's Pharos Marine unit, and cash costs of $0.7 million, primarily for severance.


<

>


                           THERMO ELECTRON CORPORATION

Third Quarter 2002 Compared With Third Quarter 2001 (continued)
---------------------------------------------------

Optical Technologies
--------------------

       Sales in the Optical Technologies segment decreased $6.1 million to $87.4 million in the third quarter of 2002. The unfavorable effects of currency translation resulted in a decrease in revenues of $0.6 million in 2002. Sales increased $0.1 million due to the acquisition of a product line, net of divestitures. Excluding the effect of currency translation, an acquisition, and divestitures, revenues decreased $5.6 million, or 6%. The decrease was due to the severe slowdown in the semiconductor and other industrial markets that has adversely affected customers in a number of the segment's businesses. These industries are highly cyclical and have experienced downturns that began in 2001. The Company expects that the slowdowns in semiconductor and other industrial markets will continue to result in unfavorable revenue and profitability comparisons with corresponding prior-year periods for at least the near-term. A prolonged downturn could adversely affect the realizability of the segment's inventories, which would result in charges for impairment.

       In the third quarter of 2002, the Company conformed Spectra-Physics' backlog policy to the prevailing practice at the Company's other businesses of including in backlog only product orders that are expected to ship within six months. Spectra-Physics' historical practice had been to include orders expected to ship within 12 months. This change resulted in a reduction of backlog of $39.3 million. Excluding the effect of this change, the segment's backlog decreased 27% during the first nine months of 2002, and totaled $84.4 million as of September 28, 2002.

       Operating income margin was 1.9% in the third quarter of 2002, compared with negative 1.8% in the third quarter of 2001. Excluding nominal restructuring and unusual income, net, in 2002, restructuring and unusual costs, net, of $1.6 million in 2001, and goodwill amortization of $1.1 million in 2001, operating income margin was 1.9% in 2002 and 1.1% in 2001. The increase in operating income margin was due to cost reduction and productivity measures undertaken in 2001 and 2002 and the suspension of telecommunications activities in the second quarter of 2002, offset in part by the impact of lower revenues and an operating loss at Spectra-Physics.

       In the third quarter of 2002, the segment recorded $0.3 million of unusual income, net, including $0.5 million of proceeds from the disposal of assets that were previously written down and the reversal of $0.5 million of severance reserves previously established in 2001, offset by $0.6 million of cash costs, primarily for severance, and a $0.1 million loss on the sale of a small business unit. In addition, the segment recorded charges to cost of revenues of $0.3 million for the sale of inventory revalued at the date of acquisition. Restructuring and unusual costs, net, in 2001 included $1.1 million of cash costs, primarily for severance; $0.4 million of loss on the sale of a small business unit; and $0.1 million of asset writedowns.

Other Income, Net
-----------------

       The Company reported other income, net, of $11.7 million and $11.6 million in the third quarter of 2002 and 2001, respectively (Note 4). Other income, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries in 2001, gain on investments, net, and other items, net. Interest income decreased to $11.2 million in 2002 from $18.7 million in 2001, primarily due to lower invested cash balances following the repurchase of Company securities, acquisitions (Notes 2 and 12), and, to a lesser extent, lower prevailing interest rates. The Company expects that a trend of lower market interest rates in 2002 will continue to adversely affect the yield it earns as maturing investments are reinvested at lower market rates. Following a redemption of convertible debentures in October 2002 (Note 17), $74 million of repurchases of the Company's common stock in the third quarter of 2002, and ongoing repurchases of common stock in the fourth quarter of 2002, lower invested cash will also contribute to an expected reduction in interest income.
Interest expense decreased to $8.9 million in 2002 from $17.8 million in 2001, as a result of the redemption, maturity, and repurchase of debentures, as well as entering into an interest-rate swap arrangement (Note 10), offset in part by interest on borrowings under securities-lending arrangements (Note 11). Interest expense will decrease following the October 2002 redemption discussed above.


<

>
                           THERMO ELECTRON CORPORATION

Third Quarter 2002 Compared With Third Quarter 2001 (continued)
---------------------------------------------------

       During 2002 and 2001, the Company had gains on investments, net, of $9.4 million and $9.3 million, respectively. The gains included $6.6 million and $8.6 million in 2002 and 2001, respectively, from the sale of 194,000 and 350,000 shares, respectively, of FLIR Systems, Inc. Of the total gain from the sale of FLIR shares, $2.3 million and $4.5 million in 2002 and 2001, respectively, represent a recovery of previous writedowns on the shares that were sold during these periods. The Company recorded income from equity in earnings of unconsolidated subsidiaries of $1.7 million in 2001, which primarily relates to the investment in FLIR. Following a reduction in the Company's percentage ownership of FLIR to less than 20%, the Company no longer reports its pro-rata share of FLIR's earnings but instead accounts for its remaining investment as an available-for-sale security (Note 4).

Provision for Income Taxes
--------------------------

       The Company's effective tax rate was 31.1% and 37.5% in the third quarter of 2002 and 2001, respectively. Excluding restructuring and unusual costs or income, the effective tax rate was 30.5% and 37.5% in 2002 and 2001, respectively. The effective tax rate decreased in 2002, primarily due to the absence of nondeductible goodwill amortization following the adoption of SFAS
No. 142 and, to a lesser extent, a reorganization of the Company's subsidiaries in several European countries that resulted in a more tax-efficient corporate structure. The effective tax rate exceeded the statutory federal income tax rate in 2001 due to the impact of state income taxes and nondeductible expenses, which included goodwill amortization. Excluding restructuring and unusual costs or income, and the amortization of goodwill, the effective tax rate was 31.6% in the third quarter of 2001.

Minority Interest Income
------------------------

       Minority interest income of $0.5 million in the third quarter of 2001, represents minority shareholders' allocable share of a loss at Spectra-Physics.
Following the acquisition of the minority interest in Spectra-Physics in February 2002 (Note 12), the Company has no minority interest income or expense.

First Nine Months 2002 Compared With First Nine Months 2001
-----------------------------------------------------------

Continuing Operations

       Sales in the first nine months of 2002 were $1.518 billion, a decrease of $110.9 million from the first nine months of 2001. Excluding the effect of acquisitions, divestitures, and currency translation, revenues decreased $92.1 million, or 6%. Currency translation had a favorable effect on revenues as discussed below by segment, due to the weakening of the U.S. dollar relative to currencies of countries in which the Company operates.

       Operating income was $116.8 million in the first nine months of 2002, compared with $82.6 million in the first nine months of 2001. Segment operating income increased to $151.4 million in 2002 from $119.1 million in 2001.
Operating and segment operating income in the first nine months of 2002 were reduced by additional charges associated with a restructuring plan initiated during the fourth quarter of 2001, other restructuring actions initiated in 2002, and certain other unusual costs, net (Note 13). Operating and segment operating income in the first nine months of 2001 were reduced by charges associated with a restructuring plan initiated during the second quarter of 2001 and certain other unusual charges, net. The unusual items in both periods are discussed by segment below. Excluding these unusual costs, which totaled $31.9 million in 2002 and $50.4 million in 2001, segment operating income was $183.3 million in 2002 and $169.5 million in 2001. The 2001 period included $30.3 million of goodwill amortization. Amortization of goodwill ceased following the adoption of SFAS No. 142, effective in 2002 (Note 8). Excluding goodwill amortization and unusual items, segment operating income totaled $199.8 million in 2001. Segment operating income excluding goodwill amortization and unusual items decreased in 2002 due to lower revenues and the resulting reduced profitability at a number of businesses, discussed below.


<

>
                           THERMO ELECTRON CORPORATION

First Nine Months 2002 Compared With First Nine Months 2001 (continued)
-----------------------------------------------------------

Life and Laboratory Sciences
----------------------------

       Sales in the Life and Laboratory Sciences segment increased $16.4 million to $825.3 million in the first nine months of 2002. The favorable effects of currency translation resulted in an increase in revenues of $7.5 million in 2002. Sales increased $1.3 million due to acquisitions, net of divestitures.
Excluding the effect of currency translation, acquisitions, and divestitures, revenues increased $7.6 million, or 1%. Increased demand for mass spectrometry equipment and histology and cytology products was offset in part by weakened demand for spectroscopy instruments and sample-preparation products, primarily due to lower capital spending as discussed in the results for the third quarter.

       Operating income margin increased to 15.7% in the first nine months of 2002 from 11.3% in the first nine months of 2001. The segment's margin increased primarily due to the discontinuation of goodwill amortization as a result of the adoption of SFAS No. 142 in 2002 and higher unusual costs in the 2001 period, compared with the 2002 period. Excluding restructuring and unusual costs, net, of $6.3 million in 2002, and $12.9 million in 2001, and goodwill amortization of $17.7 million in 2001, operating income margin was 16.5% in 2002 and 15.1% in 2001. The increase in operating income margin resulted primarily from cost reduction and productivity measures undertaken in 2001 and 2002 and, to a lesser extent, higher revenues.

       In the first nine months of 2002, the segment recorded restructuring and unusual cash costs, net, of $6.1 million, primarily for severance and employee retention at businesses being consolidated, and charges to cost of revenues of $0.7 million for a discontinued product line and the sale of inventory revalued at the date of acquisition. In addition, the segment wrote down $0.4 million of fixed assets and realized a net gain of $0.9 million on the sale of a product line, two small business units, and a building (Note 13). Restructuring and unusual costs, net, in 2001 included cash costs of $4.8 million, primarily for severance and abandoned facilities; $3.4 million of charges to cost of revenues, principally for discontinued product lines; a charge of $3.4 million for the writeoff of in-process research and development at an acquired business; $2.3 million of asset writedowns; and $1.0 million of gains on the sale of a small business unit and a product line.

Measurement and Control
-----------------------

       Sales in the Measurement and Control segment decreased $77.3 million to $443.5 million in the first nine months of 2002. Sales decreased $29.9 million due to divestitures, net of acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $3.9 million in 2002.
Excluding the effect of divestitures, acquisitions, and currency translation, revenues decreased $51.3 million, or 11%. The decrease was due to a decline in revenues in each of the segment's principal businesses due to economic conditions facing customers, particularly in the semiconductor, energy, and steel industries.

       The principal divestitures by the segment included the July 2002 sale of Thermo BLH and Thermo Nobel, which manufacture and sell strain-gauges and were placed for sale in 2001 (Note 2); the August 2001 sale of its Pharos Marine unit, which manufactures and sells marine-navigation equipment; the April 2001 sale of the CAC and Mid South businesses, which provide the oil and gas industry with wellhead safety and control products; and the July 2001 sale of its ThermoMicroscopes unit, a manufacturer of scanning probe microscopes.

       Operating income margin increased to 8.9% in the first nine months of 2002 from 4.2% in the first nine months of 2001, primarily due to significant restructuring and unusual costs in 2001, and the discontinuation of goodwill amortization as a result of the adoption of SFAS No. 142 in 2002. Operating income margin, excluding restructuring and unusual costs, net, of $5.9 million in 2002 and $26.9 million in 2001, and goodwill amortization of $9.1 million in 2001, decreased to 10.2% in 2002 from 11.2% in 2001. The decrease in operating income margin resulted primarily from the decrease in revenues, offset in part by the effects of cost reduction and productivity measures undertaken in 2001 and 2002.


<

>
                           THERMO ELECTRON CORPORATION

First Nine Months 2002 Compared With First Nine Months 2001 (continued)
-----------------------------------------------------------

       In the first nine months of 2002, the segment recorded restructuring and unusual charges, net, of $5.9 million, including $13.1 million of cash costs, principally for severance and abandoned facilities. In addition, the segment recorded net gains of $8.5 million from the sale of businesses, including Thermo
BLH and Thermo Nobel, the resolution of disputes on businesses previously sold, and the sale of a building. In 2002, the segment recorded charges to cost of revenues of $1.3 million for the sale of inventory revalued at the date of acquisition (Note 13). Restructuring and unusual costs, net, in 2001 included
$11.5 million, net, for the loss on sale of businesses or writedowns of businesses subsequently sold; $9.0 million of cash costs, primarily for severance and abandoned facilities; $3.3 million of charges to cost of revenues, principally for discontinued product lines; $1.5 million of asset writedowns;
$1.0 million for impairment of a note receivable; $0.5 million for a post-closing adjustment on two businesses sold in 2000; and $0.1 million of other costs.

Optical Technologies
--------------------

       Sales in the Optical Technologies segment decreased $51.2 million to $255.9 million in the first nine months of 2002. The unfavorable effects of currency translation resulted in a decrease in revenues of $2.1 million in 2002.
Sales increased $0.5 million due to the acquisition of a product line, net of divestitures. Excluding the effect of currency translation, an acquisition, and divestitures, revenues decreased $49.6 million, or 16%. The decrease was due to a severe slowdown in the semiconductor and other industrial markets that has adversely affected all of the segment's principal businesses. The semiconductor industry is highly cyclical and is experiencing a downturn that began in 2001.

       Operating income margin was negative 7.0% in the first nine months of 2002, compared with positive 1.7% in the first nine months of 2001. Excluding restructuring and unusual costs, net, of $19.7 million in 2002 and $10.6 million in 2001, and goodwill amortization of $3.4 million in 2001, operating income margin was 0.7% in 2002 and 6.3% in 2001. The decrease in operating income margin was due to lower revenues at each of the segment's principal businesses and in particular at the lasers business (Spectra-Physics), where the decline in revenues led to operating losses. The Company initiated additional restructuring actions in this business in 2002, following those announced in the fourth quarter of 2001. These actions are discussed below and in Note 13.

       In the first nine months of 2002, the segment recorded restructuring and unusual charges, net, of $19.7 million, including $11.9 million of cash costs, principally for severance and abandoned-equipment leases associated with suspended telecom initiatives. The cash costs included $0.7 million for the settlement of litigation (Note 15). In addition, this segment wrote off assets totaling $5.7 million, including $5.5 million of abandoned fixed assets and $0.2 million of goodwill at a business that was subsequently sold. The segment also recorded a charge of $0.8 million resulting from the exchange of options to purchase shares of Spectra-Physics for options to purchase shares of Thermo
Electron following the acquisition of the minority interest in this business in February 2002 (Note 12). In 2002, the segment also recorded a $0.1 million loss on the sale of a small business unit and $1.2 million of charges to cost of revenues, principally for discontinued product lines and inventory revalued at the date of acquisition (Note 13). Restructuring and unusual costs, net, in 2001 included $6.6 million of charges to cost of revenues for provisions for inventories; $3.4 million of cash costs for severance, abandoned facilities, and other exit costs; a $0.4 million charge to write off costs associated with a cancelled financing at Spectra-Physics; $0.1 million of net loss on the sale of a small business unit and a facility; and $0.1 million of asset writedowns.

Other Income, Net
-----------------

       The Company reported other income, net, of $111.0 million and $7.7 million in the first nine months of 2002 and 2001, respectively (Note 4).
Interest income decreased to $38.2 million in 2002 from $52.2 million in 2001, primarily due to lower invested cash balances following the repurchase of Company securities, acquisitions (Notes 2 and 12), and, to a lesser extent, lower prevailing interest rates. Interest expense decreased to $32.6 million in 2002 from $55.7 million in 2001 as a result of the redemption, maturity, and repurchase of debentures, as well as entering into an interest-rate swap arrangement (Note 10), offset in part by interest on borrowings under securities-lending arrangements (Note 11).


<

>


                           THERMO ELECTRON CORPORATION

First Nine Months 2002 Compared With First Nine Months 2001 (continued)
-----------------------------------------------------------

       During 2002 and 2001, the Company had gains on investments, net, of $103.4 million and $8.5 million, respectively. The gains included $94.5 million and $8.6 million in 2002 and 2001, respectively, from the sale of 2,200,000 and 350,000 shares, respectively, of FLIR. Of the total gain from the sale of FLIR shares, $25.5 million and $4.5 million in 2002 and 2001, respectively, represent a recovery of previous writedowns on the shares that were sold during these periods. The gains in 2001 were reduced by a charge of $2.0 million as a result of impairment of an available-for-sale security that the Company deemed other than temporary. The security was a preacquisition asset of an acquired business.
The Company recorded income from equity in earnings of unconsolidated subsidiaries of $2.2 million in 2002 and $2.9 million in 2001, which primarily related to the investment in FLIR through the first quarter of 2002 (Note 4).

Provision for Income Taxes
--------------------------

       The Company's effective tax rate was 33.0% and 38.5% in the first nine months of 2002 and 2001, respectively. Excluding restructuring and unusual costs or income, the effective tax rate was 31.7% and 38.6% in 2002 and 2001, respectively. The effective tax rate decreased in 2002, primarily due to the absence of nondeductible goodwill amortization following the adoption of SFAS
No. 142 and, to a lesser extent, a reorganization of the Company's subsidiaries in several European countries that resulted in a more tax-efficient corporate structure. The effective tax rate exceeded the statutory federal income tax rate in 2001 due to the impact of state income taxes and nondeductible expenses, which included goodwill amortization. Excluding restructuring and unusual costs or income, and the amortization of goodwill, the effective tax rate was 33.3% in the first nine months of 2001.

Minority Interest Income
------------------------

       Minority interest income of $0.3 million and $1.3 million in the first nine months of 2002 and 2001, respectively, represents minority shareholders' allocable share of losses at Spectra-Physics through the date on which the Company acquired the minority interest in this subsidiary in February 2002 (Note
12).

Income from Continuing Operations
---------------------------------

       Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle was $152.9 million in the first nine months of 2002, compared with $56.9 million in the first nine months of 2001. Results in both periods were affected by unusual items, discussed above. Excluding the unusual items in both periods, income from continuing operations before extraordinary item and cumulative effect of change in accounting principle increased to $114.6 million in 2002 from $87.1 million in 2001 due to the absence of goodwill amortization in 2002, offset in part by the reasons discussed above.

Extraordinary Item
------------------

       The Company repurchased and redeemed debentures during the first nine months of 2002 and 2001, resulting in an extraordinary charge of $0.6 million, net of tax, in 2002, and an extraordinary gain of $0.6 million, net of tax, in 2001 (Note 5).

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------

       The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in the first quarter of 2001, and recorded an after-tax charge of $1.0 million representing the cumulative effect of the change in accounting principle.

<

>
                           THERMO ELECTRON CORPORATION

First Nine Months 2002 Compared With First Nine Months 2001 (continued)
-----------------------------------------------------------

Discontinued Operations

       During the first quarter of 2002, the Company sold the last remaining component of its former power-generation business and realized a gain from the disposition totaling $13.0 million, principally for previously unrecognized tax benefits that were realized upon the sale. In addition, as a result of new tax regulations concerning deductible losses from divested businesses, the Company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $19.0 million in the second quarter of 2002.

       In February 2001, the Company sold Thermo Cardiosystems Inc. to Thoratec
Corporation in exchange for 19.3 million shares of Thoratec common stock.
Certain restrictions, which lapsed in August 2002, limited the timing of the Company's ability to sell these shares. The Company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. During the first quarter of 2002, the Company sold 6.9 million shares of Thoratec for net proceeds of $105 million, and realized an after-tax gain of $38.4 million as a gain on disposal of discontinued operations. Following the sale of shares in 2002, the Company owned less than 20% of Thoratec's outstanding shares and began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002 with unrealized gains or losses recorded as part of accumulated other comprehensive items in the accompanying 2002 balance sheet (Note 14).

       In June 2001, the Company sold a substantial portion of its discontinued power-generation business for $238 million and realized a net of tax gain of $15.6 million on the disposition.

Liquidity and Capital Resources

       Consolidated working capital was $647.9 million at September 28, 2002, compared with $823.2 million at December 29, 2001. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $856.3 million at September 28, 2002, compared with $1.042 billion at December
29, 2001. In addition, the Company had $9.4 million of long-term available-for-sale investments at December 29, 2001.

       Operating activities used cash of $1.3 million during the first nine months of 2002. The use of $53.6 million of cash by discontinued operations was substantially offset by cash of $52.3 million provided by continuing operations.
Payments for restructuring actions of the Company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $50.0 million in the first nine months of 2002.
Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $20.3 million, including $11.4 million of accrued payroll and employee benefits due to timing of payments, and $8.8 million of accrued interest, principally due to the debt redemption discussed in Note 5.
The Company's cash flow from continuing operations in the first nine months of 2002 was reduced by income tax payments of approximately $34 million related to gains on investments. The principal cash outflows from discontinued operations were the payment of liabilities, primarily for the settlement of litigation, including a patent-infringement matter (Note 15).

       In connection with restructuring actions undertaken by the Company's continuing operations, the Company had accrued $44.2 million for restructuring costs at September 28, 2002. The Company expects to pay approximately $20.3 million of this amount for severance, employee retention, and other costs primarily through 2003. The balance of $23.9 million will be paid for lease obligations over the remaining terms of the leases, with approximately 60% to be paid through 2003 and the remainder through 2012. In addition, at September 28, 2002, the Company had accrued $8.9 million for acquisition expenses. Accrued acquisition expenses included $1.9 million of severance and relocation obligations, which the Company expects to pay primarily through mid-2003. The balance primarily represents abandoned-facility payments and will be paid over the remaining terms of the leases through 2014.

<

>
                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

       During the first nine months of 2002, the primary investing activities of the Company's continuing operations, excluding available-for-sale investment activities, included the sale of other investments, acquisitions and divestitures, the collection of notes receivable, the purchase of shares of a majority-owned subsidiary, and the purchase of property, plant, and equipment.
The Company's continuing operations received proceeds of $65.3 million from the sale of other investments, principally shares of FLIR (Note 4), and proceeds of $24.4 million from the sale of businesses net of cash divested (Note 2). In addition, the Company's continuing operations expended $78.3 million for acquisitions (Note 2), $22.1 million to purchase the remaining minority-owned shares of its Spectra-Physics subsidiary (Note 12), and $27.4 million for purchases of property, plant, and equipment, net of dispositions. The Company's continuing operations collected $74.0 million from notes receivable, which included the repayment of Viasys Healthcare Inc.'s $33.4 million principal amount note in May 2002, the August 2002 repayment of a $25.0 million principal amount note receivable related to the sale of a business in 2000, and partial repayment from Trimble Navigation Limited in March 2002 (Note 9). During the first nine months of 2002, investing activities of the Company's discontinued operations provided $106.0 million of cash, primarily representing proceeds of $105 million from the sale of Thoratec common stock (Note 14).

       The Company's financing activities used $459.9 million of cash during the first nine months of 2002, including $460.3 million for continuing operations.
During the first nine months of 2002, the Company's continuing operations expended $456.3 million to redeem the principal amount of its outstanding 4 1/4% and 4 5/8% subordinated convertible debentures due 2003 and increased short-term notes payable by $276.5 million to partially fund the debt redemption (Note 11).
The Company's continuing operations received net proceeds of $15.0 million from the exercise of employee stock options. During the first nine months of 2002, the Company expended $292.7 million to repurchase its securities. As of September 28, 2002, the Company had approximately $101 million remaining under Board of Directors' authorizations to repurchase its own securities.

       In October 2002, the Company redeemed all of its outstanding 4 1/2% senior convertible debentures due 2003 and 4 7/8% subordinated convertible debentures due 2004, with the objective of reducing interest costs. The principal amounts redeemed for the 4 1/2% and 4 7/8% debentures were $121.1 million and $13.3 million, respectively. The redemption price was 100% of the principal amount of the debentures, plus accrued interest (Note 17).

       The Company has no material commitments for purchases of property, plant, and equipment and expects that for all of 2002, such expenditures will approximate $50 - $55 million.

       As of September 28, 2002, the Company's net debt (debt, net of cash and available-for-sale investments) totaled $187 million. The Company's net debt/liquidity position in the future will be primarily affected by the level of cash flow from operations and the amount of cash expended on acquisitions and repurchases of the Company's securities. The Company believes that its existing resources together with cash it expects to generate from operations are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The Company's exposure to market risk from changes in interest rates, currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2001, except that a 10% decrease in market interest rates at September 28, 2002, would result in a negative impact to the Company of $2 million on the net fair value of its interest-sensitive financial instruments; a 10% decrease in market equity prices at September 28, 2002, would result in a negative impact to the Company of $11 million on the net fair value of its price-sensitive equity financial instruments; and a 100-basis point increase in 90-day LIBOR at September 28, 2002, would increase the Company's annual pre-tax interest expense by $2 million.

<

>
                           THERMO ELECTRON CORPORATION

Item 4 - Controls and Procedures
--------------------------------

       The Company's management, including its Chief Executive Officer and Chief
Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures within ninety days of the filing of this report pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange
Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Company's management, including its Chief Executive Officer and Chief Financial Officer, completed its evaluation.

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

       Demand for some of Thermo Electron's products depends on capital spending policies of its customers and on government funding policies. Thermo Electron's customers include manufacturers of semiconductors and products incorporating semiconductors, pharmaceutical and chemical companies, laboratories, universities, healthcare providers, government agencies, and public and private research institutions. Many factors, including public policy spending priorities, available resources, and product and economic cycles, have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products.

       Thermo Electron faces a number of challenges in integrating and consolidating its businesses. Thermo Electron has historically operated its businesses largely as autonomous, unaffiliated operations. Thermo Electron is consolidating its operations and managing them in a more coordinated manner. The following factors may make it difficult to successfully integrate and consolidate Thermo Electron's operations:

       - Thermo Electron's success in integrating these businesses depends on its ability to coordinate or consolidate geographically separate organizations and integrate personnel with different business backgrounds and corporate cultures.

       - Thermo Electron's ability to combine these businesses requires coordination of previously autonomous administrative, sales and marketing, distribution, and accounting and finance functions, and expansion and integration of information and management systems.

       - The integration and consolidation process could be disruptive to Thermo
Electron's businesses.

       Moreover, Thermo Electron may not be able to realize all of the cost savings and other benefits that it expects to result from the integration and consolidation process.

       It may be difficult for Thermo Electron to implement its strategies for improving internal growth. Some of the markets in which Thermo Electron competes have been flat or declining over the past several years. To address this issue, Thermo Electron is pursuing a number of strategies to improve its internal growth, including:

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

<

>
                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

       As a result of the spin-off of Kadant, Thermo Electron remains as the guarantor of indebtedness issued by Kadant even though Thermo Electron no longer controls Kadant's business or operations. Thermo Electron has guaranteed the payment of principal and interest on debentures issued by Kadant, the outstanding principal balance of which was $86.2 million as of September 28, 2002. These debentures mature in July 2004. Thermo Electron remains liable as a guarantor for this obligation following the spin-off.

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

       Thermo Electron has acquired several companies and businesses; as a result it has recorded significant goodwill on its balance sheet, which it must continually evaluate for potential impairment. Thermo Electron has acquired significant intangible assets, including approximately $1.4 billion of goodwill that it has recorded on its balance sheet as of September 28, 2002. Thermo
Electron assesses the realizability of the goodwill it has on its books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Thermo Electron's ability to realize the value of the goodwill that it has recorded as a result of its acquisition of the minority interests in its formerly publicly-traded subsidiaries will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well Thermo Electron has integrated these businesses.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on page immediately preceding exhibits.

(b)    Report on Form 8-K

       On September 4, 2002, the Company filed a Current Report on Form 8-K with respect to the submission of sworn statements to the SEC pursuant to SEC Order
No. 4-460.



<

>
                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 2002.

                               THERMO ELECTRON CORPORATION



                               /s/ Theo Melas-Kyriazi
                               -------------------------------------------------
                               Theo Melas-Kyriazi
                               Vice President and Chief Financial Officer



                               /s/ Peter E. Hornstra
                               -------------------------------------------------
                               Peter E. Hornstra
                               Corporate Controller and Chief Accounting Officer

<

>
                           THERMO ELECTRON CORPORATION

                                 CERTIFICATIONS


I, Richard F. Syron, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Thermo Electron
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002

                                                         /s/ Richard F. Syron
                                                         -----------------------
                                                         Richard F. Syron
                                                         Chief Executive Officer

<

>
                           THERMO ELECTRON CORPORATION

I, Theo Melas-Kyriazi, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Thermo Electron
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002


                                                         /s/ Theo Melas-Kyriazi
                                                         -----------------------
                                                         Theo Melas-Kyriazi
                                                         Chief Financial Officer

<

>
                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number            Description
--------------------------------------------------------------------------------

 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





<

>