Form 10-K
period 2002-12-28
THERMO ELECTRON CORP
filed 2003-03-07
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended December 28, 2002

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [   ]

As of June 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2,774,137,000. The stock price used in this computation was the last sales price on that date.

As of January 24, 2003, the Registrant had 163,187,218 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Electron Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.



                           THERMO ELECTRON CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                TABLE OF CONTENTS
                                                                                                                           Page
                                                                                                                           ----
                                     PART I

Item 1.      Business                                                                                                        3

Item 2.      Properties                                                                                                     12

Item 3.      Legal Proceedings                                                                                              12

Item 4.      Submission of Matters to a Vote of Security Holders                                                            12

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters                                      13

Item 6.      Selected Financial Data                                                                                        14

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                          15

             Forward-looking Statements                                                                                     28

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                                     32

Item 8.      Financial Statements and Supplementary Data                                                                    33

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                          33

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                                                             34

Item 11.     Executive Compensation                                                                                         34

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                 34

Item 13.     Certain Relationships and Related Transactions                                                                 34

Item 14.     Controls and Procedures                                                                                        34

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                               35


<

>


                                     PART I
Item 1.    Business

General Development of Business

       Thermo Electron Corporation (also referred to in this document as "Thermo Electron," "we," the "company," or the "registrant") is a world leader in high-tech instruments. The company helps life science, laboratory, and industrial customers advance scientific knowledge, enable drug discovery, improve manufacturing processes, and protect people and the environment with instruments, scientific equipment, and sample-in/knowledge-out solutions. The company's powerful technologies help researchers make discoveries that will fight disease or prolong life. They automatically monitor and control online production to ensure the quality and safety of raw materials as well as the end-products themselves. And they are critical components embedded as enabling technologies within scientific and industrial devices.

       In the late 1980s, Thermo Electron adopted a strategy of spinning out certain businesses into separate public subsidiaries in which we kept a majority ownership. By 1997, we had spun out 22 public entities serving many diverse markets. To simplify our structure, we announced in January 2000 a major reorganization that ultimately resulted in taking private all of our public subsidiaries, selling noncore businesses, and spinning off our paper recycling and medical products businesses. As part of the reorganization, we divested of businesses with aggregate annual revenues of approximately $2 billion. This reorganization was substantially completed in February 2002, when we took private Spectra-Physics, Inc., our last publicly traded subsidiary.

       The businesses spun off and sold as part of our reorganization have been accounted for as discontinued operations (see "Business Segments and Products"). The company's continuing operations solely include its instrument businesses. Except where indicated, the information presented in this report pertains to our continuing operations.

       Our strategy going forward is to focus on integrating our operations to improve productivity and enable us to better serve our customers with improved products, technologies, and complete integrated systems and services. We also intend to emphasize internal growth by pursuing developments in the markets that we serve that have potential for high growth. In addition, we plan to augment that growth with strategic acquisitions that expand the reach of our technology by either rounding out our product lines or bringing them to new markets.

       Thermo Electron is a Delaware corporation and was incorporated in 1956. The company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.

Forward-looking Statements

       Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company's estimates change, and readers should not rely on those forward-looking statements as representing the company's views as of any date subsequent to the date of the filing of this report.

       A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

<

>



Business Segments and Products

       We report our business in three principal segments (also called "sectors"): Life and Laboratory Sciences, Measurement and Control, and Optical Technologies.

       During 2002, the company transferred management responsibility for several businesses between sectors as follows: (1) the spectroscopy businesses were moved to the Life and Laboratory Sciences sector from the Measurement and Control sector; (2) the temperature-control businesses were moved to the Measurement and Control sector from the Optical Technologies sector; (3) the electrochemistry products business was moved to the Measurement and Control sector from the Life and Laboratory Sciences sector; and (4) the Thermo Projects unit was moved from a separate sector (previously included as "Other") to the Life and Laboratory Sciences sector. Prior-period sector information has been restated to reflect these changes.

Life and Laboratory Sciences

       We address the pharmaceutical, biotechnology, academic, and other research and industrial laboratory markets, as well as the clinical laboratory and healthcare industries, through our Life and Laboratory Sciences sector. During 2002, this sector was organized as five divisions: Bioscience Technologies, Analytical Instruments, Spectroscopy, Informatics and Services, and Clinical Diagnostics.

       Bioscience Technologies encompasses a broad range of instruments, consumables, and robotic systems such as microplate-based handling and reading equipment; polymerase chain reaction (PCR) thermal cyclers for deoxyribonucleic acid (DNA) amplification; magnetic particle-based molecular separation instruments; laboratory automation, software, and instruments; and single nucleotide polymorphism (SNP) scoring systems. Consumables include reagents, microtiter plates, liquid-handling pipettes, and pipette tips. Robotic systems include individual microplate movers and other instrumentation combined with sophisticated integration software to produce application-specific workstations. These products are used primarily by pharmaceutical companies for drug discovery and development, testing, and quality control, and by biotechnology companies and universities for life science research to help fight disease and prolong life. These products are typically used on the "front end" of multi-instrument systems, to prepare and handle samples prior to the samples being loaded into other, advanced instruments.

       This division also includes a range of scientific equipment used for the preparation and preservation of chemical and biological samples, principally in research settings for pharmaceutical, academic, and government customers. Products include cell culture incubators, ultralow-temperature freezers, high-speed centrifuges, centrifugal vacuum concentrators, biological safety cabinets, cryopreservation storage tanks, and laboratory freeze-dryers.

       Analytical Instruments includes our offerings of ion trap, quadrupole, and magnetic sector mass spectrometers (MS), liquid chromatographs (LC) and gas chromatographs (GC), and hyphenated multi-instrument combinations of these products. Our integrated solutions include state-of-the-art instrument systems, advanced software, and consumables such as the vials, syringes, and columns necessary for chromatography. Our systems are tailored to meet the rigorous demands of lab professionals in applications such as drug discovery and life science research, environmental analysis, and analytical quantitation.

       A significant and growing application for these instruments is proteomics, the study of proteins. Most drugs - about 90 percent - interact with proteins, so multi-instrument systems that can rapidly identify and quantify proteins are of increasing value to pharmaceutical and biotechnology customers. We continue to introduce new systems that offer a total solution for high-throughput analysis. For example, our ProteomeXTM multidimensional LC/MS system is a complete proteomics workstation that now enables routine identification and quantitation of the thousands of proteins in a complex sample. It offers sample preparation, analysis, and knowledge management in a fully integrated system.

       Spectroscopy instruments use various optical techniques to determine the elemental and molecular composition of a wide range of complex liquids and solids. We manufacture atomic absorption (AA), inductively coupled plasma (ICP), inductively coupled plasma-mass spectrometer (ICP-MS), Fourier transform infrared (FT-IR), near-infrared (NIR), Optical Emission, Raman, ultraviolet/visible (UV-Vis), fluorescence, X-ray diffractometry (XRD), and X-ray

<

>


fluorescence (XRF) instruments - as well microscopes, sampling accessories, software, and spectral reference databases. Customers include pharmaceutical, polymer, petrochemical, food, semiconductor, energy, steel, and basic material producers, who typically use these instruments for quality assurance and quality control applications primarily in a laboratory.

       Informatics and Services offers laboratory information management systems
(LIMS), chromatography data systems, analytical data archival, and instrument integration solutions to customers in regulated and nonregulated industries such as pharmaceuticals, biotechnology, petrochemicals, chemicals, and food and beverage. We also provide desktop spectroscopy software for data processing, data management, 3-D data viewing, spectral reference databases, and chemometrics. These systems are critical to regulatory compliance because they facilitate the monitoring and analysis of samples by storing and organizing the massive amounts of analytical data gathered in laboratories, industrial settings, and clinical-testing sites.

       We also provide a global services network of experienced consultants focused on the successful implementation of our customers' projects. Wide-ranging services include project planning, management of user workshops, defining business requirements, milestone delivery, systems integration, workflow modeling, and validation consultancy - in short, everything from installation to complete integration and automation of the laboratory.

       Clinical Diagnostics provides equipment and supplies used by healthcare laboratories in doctors' offices and hospitals to detect and diagnose disease. Products in this group include sample-preparation instruments and materials to highlight abnormal cells, blood gas and ion-selective electrolyte (ISE) consumables, chemistry reagents, clinical-biochemistry instruments and automation equipment, and rapid diagnostic tests for use in physicians' offices. Our rapid diagnostic products have extremely high sensitivity and specificity to test for infectious diseases, including Group A and B Streptococcus; Influenza A and B; Chlamydia; Respiratory Syncytial Virus (RSV), the most common cause of lower respiratory tract infections in children worldwide; and Clostridium difficile Toxin A. We also supply a complete line of equipment and consumables for anatomical pathology laboratories.

Measurement and Control

       We provide a range of real-time, online sensors, monitors, and control systems to customers in key industrial markets - from chemical, pharmaceutical, and food and beverage to minerals and mining, and steel - through our Measurement and Control sector. These products enable customers to control and optimize their manufacturing processes to increase quality, improve productivity, and ensure worker safety, environmental protection, and regulatory compliance. In addition, we offer a comprehensive range of fixed and portable chemical, radiation, and explosives-detection instruments to help ensure the safety of public places and people. During 2002, this sector was organized as three divisions: Process Instruments, Environmental Instruments, and Temperature Control.

       Process Instruments includes a comprehensive family of online weighing and inspection equipment for consumer products, packaged goods, and bulk materials. Products for the packaged and consumer goods market ensure that each package contains the proper quantity of a specific item. For example, we use a variety of technologies, including X-ray imaging and ultratrace chemical detection, to inspect food, beverage, and pharmaceutical packages to see that they are free of physical contaminants, have the appropriate quantity of material, or have no missing or broken parts. In bulk materials, our product line includes solids-flow-monitoring and level measurement for a wide variety of process industries including food, chemicals, plastics, and pharmaceuticals.

       Also included in this division are online process-optimization systems that use proprietary, ultrahigh-speed, noninvasive measurement technologies to analyze, in real time, the physical and chemical properties of streams of raw materials, such as coal, cement, minerals, and pharmaceuticals. This technology allows the entire stream of material to be analyzed and eliminates the need for off-line sampling, which can add production time, waste, and cost. We also manufacture systems that measure the total thickness, basis weight, and coating thickness of web-type finished materials, such as metal strip, plastics, foil, rubber, glass, and paper.

<

>


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

       Environmental Instruments serves four major markets: air quality, water analysis, radiation measurement and protection, and security. Air-quality instruments are used for environmental air monitoring, gas detection, and hazardous chemical detection. These include continuous gaseous and aerosol instruments for monitoring ambient air and emissions, measuring such compounds as common air pollutants, aerosols, organic halogens, and carbon. We also provide a comprehensive line of gas detectors for controlling and detecting the presence of combustible and toxic gases for worker and plant safety. These products range from simple handheld, general-purpose portable equipment to more sophisticated fixed systems.

       Used both in laboratory and process environments, our water-analysis products include pH and ISE and other technologies for quality assurance and regulatory compliance, primarily in the environmental, food and beverage, chemical, pharmaceutical, and biomedical-research industries. These products determine the quality of various substances, from food and pharmaceuticals to water and wastewater, by measuring their pH, specific ion concentration, dissolved oxygen, and conductivity.

       Radiation measurement and protection products monitor and detect radiation in nuclear, environmental, industrial, medical, and security applications. These products include portable and fixed radiation and contamination monitors, as well as personal dosimetry products used for protecting workers that are at risk of radiation exposure.

       Our security products include a comprehensive range of fixed and portable instruments used for chemical, radiation, and explosives-detection. These products are used in airports, embassies, cargo facilities, border crossings, and other high-threat facilities. They are also used by emergency response teams and are critical for the detection and prevention of terrorist acts, as well as for the emergency and forensic response to such events.

       Temperature Control systems are necessary for laser, semiconductor, analytical, medical, laboratory, industrial, and R&D applications, and we are a leading manufacturer of precision temperature-control products for these markets. Products include a complete line of heated/refrigerated circulating baths, immersion coolers, and recirculating chillers. In addition, we supply instruments that analyze materials for viscosity, surface tension, and thermal properties. Customers include the food and pharmaceutical industries as well as manufacturers of paints, inks, coatings, and adhesives, who depend on high-precision viscometers to maintain the quality and consistency of their products.

Optical Technologies

       We are a leader in lasers, photonics, and semiconductor equipment and test systems. Products within the Optical Technologies sector are used in multiple markets - particularly the scientific instrument, microelectronics, industrial processes, and biomedical industries. During 2002, these products were grouped into three divisions: Lasers, Photonics, and Semiconductor.

       Lasers encompasses Spectra-Physics, which is a global leader in the design, development, manufacture, and distribution of high-power semiconductor and solid-state lasers for industrial, scientific, electronics, and biomedical markets. For example, nitrogen lasers used as an ionization source in mass spectrometers enable scientists to study proteins, peptides, and other large molecules in biomedical research. High-power semiconductor lasers are used in such applications as direct-to-press printing, cosmetic and therapeutic medical procedures, and they are key in the drive to make next-generation semiconductor devices smaller, thinner, and faster. High-power solid-state lasers are used in PC board manufacturing, rapid prototyping, bioinstrumentation, metrology, and scientific research.

<

>


       Photonics includes optical and optoelectronics components and systems that make, move, and manipulate light. These products are used in a variety of applications and industries, including scientific and medical instruments and semiconductor manufacturing. For example, our diffraction gratings are used in the line-narrowing packages of excimer lasers used for photolithography systems in semiconductor manufacturing. Products also include Corion thin-film interference filters, Hilger scintillation and electro-optic crystals, Oriel optical components and instruments, and CIDTEC charged-injection device (CID) solid-state video cameras. The Book of Photon Tools offers catalog customers a full complement of laser and photonics products, as well as technical information.

       Semiconductor products include compositional metrology tools, used to analyze defects in ultrathin surface layers of a semiconductor chip and in R&D for next-generation semiconductor devices. We also manufacture capital equipment used to test and produce chips, including molecular beam epitaxy (MBE) systems for the production of compound semiconductors. The largest application of these systems is for microwave devices used in cellular telephones and other high-speed wireless communications devices.

       For financial information about segments, including domestic and international operations and export sales, see Note 3 to our Consolidated Financial Statements beginning on page F-1 of this report.

Sector Changes for 2003

       During the first quarter of 2003, we fine-tuned the make-up of our three sectors. We have moved the compositional-metrology business (formerly in Optical Technologies) and our elemental-analyzer business (formerly in Measurement and Control) into the Life and Laboratory Sciences sector. These two businesses are part of the newly created Scientific Instruments division, which also comprises the former Spectroscopy and Analytical Instruments divisions. The new division better aligns our businesses with the way customers work. Specifically, the Life and Laboratory Sciences sector is now organized to provide all our sample preparation, handling, and storage offerings through the Bioscience Technologies division, all our analytical solutions through the Scientific Instruments division, and our information-management offerings through the Informatics and Services division. We continue to provide a full range of products and services to the distinct clinical marketplace through the Clinical Diagnostics division.

       In addition, we have moved our ultrahigh-vacuum systems and semiconductor testing businesses, formerly part of the Optical Technologies sector, into the Measurement and Control sector's Temperature Control division. This brings together all of our technologies for maintaining and monitoring precise operating conditions in process environments. Our Optical Technologies sector now comprises all of our lasers and photonics offerings, which we united under the Spectra-Physics brand name.

       We believe this sector alignment will help us achieve greater efficiency in our operations, increase market awareness of our product offerings in the marketplace, and capture cross-selling opportunities that exist between the formerly separate organizations. In addition, we believe this structure will enable us to better develop and provide integrated end-to-end solutions based on our customers' needs. These changes will be reflected in our financial reports beginning in the first quarter of 2003.

Discontinued Operations

       As a result of our January 2000 reorganization plan, a number of businesses have been accounted for as discontinued operations. Businesses in this category included Kadant Inc., a supplier of systems to the papermaking and paper recycling industry, as well as fiber-based consumer products; and Viasys Healthcare Inc., a manufacturer of a range of medical products for diagnosis and monitoring. Kadant was spun off to shareholders in August 2001 and Viasys was spun off in November 2001. These businesses, together with a number of operating units that were sold, constituted the company's former Energy and Environment, Biomedical and Emerging Technologies, and Recycling and Resource Recovery segments. At March 7, 2003, one operating unit with revenues of $31 million in 2002 remained for sale in discontinued operations.

<

>



New Products and Research and Development

       Our business includes the development and introduction of new products and may include entry into new business sectors. We are not currently committed to any new products that require the investment of a material amount of our assets, nor do we have any definitive plans to enter new businesses that would require such an investment.

       During 2002, 2001, and 2000, we spent $155.1 million, $171.6 million, and $176.8 million, respectively, on research and development.

Raw Materials

       Our management team believes that we have a readily available supply of raw materials for all of our significant products from various sources. We do not anticipate any difficulties obtaining the raw materials essential to our business.

Patents, Licenses, and Trademarks

       Patents are important in each segment of our business; no particular patent, or related group of patents, is so important, however, that its loss would significantly affect our operations as a whole. Generally, we seek patent protection for inventions and developments made by our personnel and incorporated into our products or otherwise falling within our fields of interest. Patent rights resulting from work sponsored by outside parties do not always accrue exclusively to the company and may be limited by agreements or contracts.

       We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register our products. We also enter into license agreements with others to grant and/or receive rights to patents and know-how.

Seasonal Influences

       Revenues in the fourth calendar quarter are historically stronger than in the other quarters due to capital spending patterns of industrial customers.

Working Capital Requirements

       There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Dependency on a Single Customer

       There is no single customer the loss of which would have a material adverse effect on our business. No customer accounted for more than 10% of our total revenues in any of the past three years.

Backlog

       Our backlog of firm orders at year-end 2002 and 2001 was as follows:

                                                                                                              2002         2001
                                                                                                            --------     --------
                                                                                                              (In thousands)

       Life and Laboratory Sciences                                                                         $207,643     $185,097
       Measurement and Control                                                                               103,665       93,588
       Optical Technologies                                                                                   71,634      155,159
       Intersegment                                                                                           (2,347)      (1,220)
                                                                                                            --------     --------

                                                                                                            $380,595     $432,624
                                                                                                            ========     ========


<

>



       In the third quarter of 2002, following the company's acquisition of the remaining minority interest in Spectra-Physics, the company conformed the Lasers division's backlog policy to the prevailing practice at the company's other businesses of including in backlog only product orders that are expected to ship within six months. The Lasers division's historical practice had been to include orders expected to ship within 12 months. This change resulted in a reduction of backlog of $39.3 million. The remaining decrease in backlog in the Optical
Technologies sector was principally due to economic conditions facing customers in the semiconductor and other industrial markets. We believe that virtually all of our backlog at the end of 2002 will be filled during 2003.

Government Contracts

       Although the company transacts business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the company's financial results.

Competition

General

       The company encounters aggressive and able competition in virtually all of the markets we serve. Because of the diversity of our products and services, we face many different types of competitors and competition. Our competitors range from large organizations that produce a comprehensive array of products and services for a variety of markets to small organizations producing a limited number of products and services for specialized markets. In general, competitive climates in the markets we serve are characterized by changing technology that requires continuing research and development, as well as customer relationships.
Our success in these markets primarily depends on five factors:

       - technical performance and advances in technology that result in new products and improved price/performance ratios;
       - our reputation among customers as a quality provider of products and services;
       -  customer service and support;
       -  active research and application-development programs; and
       -  relative prices of our products and services.

Life and Laboratory Sciences

       Bioscience Technologies. In the markets served by this division, our principal competitors include Kendro Laboratory Products (a subsidiary of SPX
Corporation); PerkinElmer, Inc.; and Beckman Coulter, Inc.

       Analytical Instruments. In the markets served by this division, our principal competitors include Applied Biosystems Inc.; Agilent Technologies Inc.;
Waters Corporation; Shimadzu Corporation; PerkinElmer; and Bruker Daltonics Inc.

       Spectroscopy. In the markets served by this division, our principal competitors include PerkinElmer; Varian Inc.; Agilent; Shimadzu; and Bruker.

       Informatics and Services. In the markets served by this division, our principal competitors include PerkinElmer; Applied Biosystems; Beckman Coulter;
Agilent; and LabVantage Solutions.

       Clinical Diagnostics. In the markets served by this division, our principal competitors include Leica Microsystems; Sakura Finetechnical Co., Ltd.; Becton,
Dickinson and Company; and Roche-Boeringher Manheim.

<

>



Measurement and Control

       Process Instruments. In the markets served by this division, our principal competitors include Mettler-Toledo International Inc.; Yokogawa Electric Corporation;
Fisher-Rosemount (a division of Emerson Electric Co., Inc.); Asea Brown Boveri
(Holding) Ltd.; and Endress & Hauser.

       Environmental Instruments. In the markets served by this division, our principal competitors include Danaher Corporation; Mettler-Toledo; Canberra
Industries, Inc.; and Teledyne Advanced Pollution Instrumentation.

       Temperature Control. In the markets served by this division, our principal competitors include Affinity, Inc.; Polyscience, Inc.; and Lytron Inc.

Optical Technologies

       Lasers. In the markets served by this division, our principal competitors include Coherent, Inc.; Continuum (a division of Excel Technology, Inc.); and
JDS Uniphase Corporation.

       Photonics. In the markets served by this division, our principal competitors include Jobin Yvon Inc.; New Focus, Inc.; and OCLI (a subsidiary of
JDS Uniphase).

       Semiconductor. In the markets served by this division, our principal competitors include Oxford Instruments plc.; Veeco Instruments Inc.; EDAX Inc.;
and Kratos Analytical (a subsidiary of Shimadzu).

Environmental Protection Regulations

       Complying with federal, state, and local environmental protection regulations should not significantly affect our capital spending, earnings, or competitive position.

Number of Employees

       As of December 28, 2002, we had approximately 10,900 employees.

Financial Information About Geographic Areas

       Financial information about geographic areas is summarized in Note 3 to our Consolidated Financial Statements beginning on page F-1 of this report.

Available Information

       The company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission
(SEC) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW,
Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a Website that contains reports, proxy and information statements, and other information regarding issuers, including the company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on or through our own Website at www.thermo.com our Annual Report on Form 10-K, Quarterly
Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

<

>


Executive Officers of the Registrant

Name                         Age    Present Title (Fiscal Year First Became Executive Officer)
-------------------------    ---    --------------------------------------------------------------

Marijn E. Dekkers             45    President and Chief Executive Officer (2000)
Richard F. Syron              59    Executive Chairman and Chairman of the Board (1999)
Guy Broadbent                 39    Vice President; President, Optical Technologies (2001)
Marc N. Casper                34    Vice President; President, Life and Laboratory Sciences (2001)
Barry S. Howe                 47    Vice President; President, Measurement and Control (2001)
Theo Melas-Kyriazi            43    Vice President and Chief Financial Officer (1998)
Seth H. Hoogasian             48    Vice President, General Counsel, and Secretary (2001)
Peter E. Hornstra             43    Corporate Controller and Chief Accounting Officer (2001)

       Mr. Dekkers was appointed Chief Executive Officer in November 2002. He was President and Chief Operating Officer from July 2000 to November 2002. From
June 1999 to June 2000, Mr. Dekkers served as president of Honeywell
International's (formerly Allied Signal) electronic materials division, and from August 1997 to May 1999 he served as vice president and general manager of its fluorine products division.

       Mr. Syron was appointed Executive Chairman in November 2002. He joined the company in June 1999 as President and Chief Executive Officer and was appointed Chairman of the Board in January 2000. From April 1994 to May 1999,
Mr. Syron was the Chairman and Chief Executive Officer of the American Stock
Exchange Inc.

       Mr. Broadbent was appointed Vice President of Thermo Electron in January
2001 and President, Optical Technologies, in October 2000. From May 2000 to
October 2000, Mr. Broadbent was vice president and general manager of the amorphous metals division of Honeywell International, and from November 1998 to April 2000, he was business director for Honeywell International's specialty fluorine division. From June 1996 to October 1998, he was the marketing manager of new business development for the plastics division of General Electric
Company.

       Mr. Casper was appointed Vice President of Thermo Electron and President,
Life and Laboratory Sciences, in December 2001. From July 2000 to July 2001, Mr.
Casper was president and chief executive officer of Kendro Laboratory Products, a life sciences company that provides sample-preparation and processing equipment. From May 1999 to June 2000, Mr. Casper was president for the Americas at Dade Behring Inc., a manufacturer of clinical-diagnosis products. From
January 1997 to May 1999, Mr. Casper was executive vice president for Europe,
Asia, and Intercontinental at Dade Behring Inc.

       Mr. Howe was appointed Vice President of Thermo Electron in January 2001 and President, Measurement and Control, in October 2000. Since 1995, Mr. Howe has held various operating positions at Thermo Electron. These included
President, Optical Technologies, from February 2000 to October 2000; President and Chief Executive Officer of its Thermo Optek Corporation subsidiary from
March 1999 to February 2000; President and Chief Executive Officer of its
ThermoSpectra Corporation subsidiary from March 1998 to March 1999; and
President and Chief Executive Officer of its Thermo BioAnalysis Corporation subsidiary from February 1995 to March 1998.

       Mr. Melas-Kyriazi was appointed Chief Financial Officer in January 1999.
He joined the company in 1986 as Assistant Treasurer and served as Treasurer from 1988 to 1994. He was named President and Chief Executive Officer of the company's ThermoSpectra subsidiary in 1994, a position he held until becoming
Vice President of Corporate Strategy for Thermo Electron in 1998.

       Mr. Hoogasian was appointed General Counsel in 1992, Vice President in
1996, and Secretary in 2001.

       Mr. Hornstra was appointed Chief Accounting Officer in January 2001 and
Corporate Controller in 1996.

<

>


Item 2.    Properties

       The location and general character of our principal properties by sector as of December 28, 2002, are as follows:

Life and Laboratory Sciences

       We own approximately 1,540,000 square feet of office, engineering, laboratory, and production space, principally in Wisconsin, Ohio, California, Massachusetts, and New York within the U.S., and in Germany, Italy, and Switzerland. We lease approximately 1,336,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts, Texas, Colorado, and New York within the U.S., and in Finland, England, Japan, and France, under various leases that expire between 2003 and 2022.

Measurement and Control

       We own approximately 680,000 square feet of office, engineering, laboratory, and production space, principally in Minnesota, New Hampshire, and New Mexico within the U.S., and in Germany, and England. We lease approximately
1,169,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts, Texas, Ohio, California, and Maryland within the U.S., and in England, the Netherlands, and Australia, under various leases that expire between 2003 and 2013.

Optical Technologies

       We own approximately 230,000 square feet of office, engineering, laboratory, and production space, principally in Arizona, Wisconsin, and California. We lease approximately 531,000 square feet of office, engineering, laboratory, and production space, principally in California and Massachusetts within the U.S., and in England, under various leases that expire between 2003 and 2019.

Corporate Headquarters

       We own approximately 81,000 square feet of office space in Massachusetts and lease approximately 3,000 square feet of office space in Massachusetts under a lease that expires in 2004.

       We believe that all of these facilities are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in the next year or two, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.    Legal Proceedings

       We are a party to a number of claims and lawsuits relating to our business. Information regarding litigation is contained in Note 11 to our Consolidated Financial Statements beginning on page F-1 of this report, and is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during our 2002 fourth fiscal quarter.



<

>


                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

Market Price of Common Stock

       Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company's common stock for 2002 and 2001, as reported in the consolidated transaction reporting system.

                                                                                         2002                        2001
                                                                                 --------------------       ---------------------
                                                                                   High           Low         High            Low
                                                                                 ------        ------       ------         ------

       First Quarter                                                             $24.37        $19.30       $26.32         $17.12
       Second Quarter                                                             20.60         15.60        28.57          20.97
       Third Quarter                                                              17.80         14.50        22.02          17.38
       Fourth Quarter                                                             20.52         15.19        23.86          15.98

       In August and November 2001, the company spun off to shareholders its Kadant and Viasys Healthcare subsidiaries. Prices in the above table for periods prior to these spinoffs have not been adjusted to reflect the spinoffs.

Holders of Common Stock

       As of January 24, 2003, the company had 11,502 holders of record of its common stock. This does not include holdings in street or nominee names.

Dividend Policy

       The company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future because its policy has been to use earnings to finance expansion and growth. Payment of dividends will rest within the discretion of the company's Board of Directors and will depend upon, among other factors, the company's earnings, capital requirements, and financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

       The information with respect to securities authorized for issuance under equity compensation plans is listed under the caption "Equity Compensation Plan
Information" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this report by reference.



<

>



Item 6.    Selected Financial Data

                                                                 2002 (a)      2001 (b)      2000 (c)      1999 (d)      1998 (e)
                                                                 --------      --------      --------      --------      --------
                                                                              (In millions except per share amounts)

Statement of Operations Data
Revenues                                                         $2,086.4      $2,188.2      $2,280.5      $2,294.6      $1,880.9
Operating Income                                                    155.5          34.2         266.0         182.1         191.3
Income from Continuing Operations Before Extraordinary
 Item and Cumulative Effect of Change in Accounting
 Principle                                                          195.3          49.6          62.0          37.3          93.8
Income (Loss) Before Extraordinary Item and Cumulative
 Effect of Change in Accounting Principle                           310.7          (0.8)        (23.7)       (176.0)        181.5
Net Income (Loss)                                                   309.7          (0.8)        (36.1)       (174.6)        181.9
Earnings per Share from Continuing Operations Before
 Extraordinary Item and Cumulative Effect of Change in
 Accounting Principle:
    Basic                                                            1.16           .27           .37           .24           .58
    Diluted                                                          1.12           .27           .36           .22           .55
Earnings (Loss) per Share:
    Basic                                                            1.84             -          (.22)        (1.10)         1.12
    Diluted                                                          1.73             -          (.22)        (1.12)         1.08

Balance Sheet Data
Working Capital                                                  $  667.8      $  823.2      $1,737.0      $1,291.6      $2,130.1
Total Assets                                                      3,647.1       3,825.1       4,863.0       5,071.8       5,217.9
Long-term Obligations                                               451.3         727.5       1,528.5       1,566.0       1,786.4
Minority Interest                                                       -           6.9          24.7         348.4         378.9
Common Stock Subject to Redemption                                      -             -             -           7.7          40.5
Shareholders' Equity                                              2,033.3       1,908.1       2,534.0       2,013.5       2,256.1

       The company's fiscal year for 2002 and earlier ended on the Saturday closest to December 31. For 2003 and thereafter, the company's fiscal year end will be December 31. The consolidated financial statements for fiscal years 1998 through 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of the report previously issued by Arthur Andersen on the company's financial statements as of December 29, 2001, and December 30, 2000, and for each of the three years in the period ended December 29, 2001, is included elsewhere in this document. Such report has not been reissued by Arthur
Andersen.

(a)   Reflects a $61.3 million pretax charge for restructuring and other costs;
      $111.4 million of pretax gains from the sale of shares of FLIR Systems, Inc.; a net of tax gain of $115.4 million related to the company's discontinued operations; the repurchase and redemption of $924.9 million of the company's debt and equity securities; and the reclassification of the company's $71.9 million principal amount 4 3/8% subordinated convertible debentures from long-term obligations to current liabilities as a result of the company's decision to redeem them in April 2003. Also reflects the adoption of SFAS No. 142, under which amortization of goodwill ceased.
(b)   Reflects a $161.6 million pretax charge for restructuring and other costs;
      $35.1 million of pretax gains from the sale of shares of FLIR Systems, Inc.; a net of tax charge of $50.4 million related to the company's discontinued operations; a $1.0 million net of tax charge reflecting the cumulative effect of a change in accounting principle for the adoption of SFAS No. 133; and the reclassification of $468.1 million of subordinated convertible debentures from long-term obligations to current liabilities as a result of the company's decision to redeem them in March 2002. Also reflects the spinoff of the company's Kadant and Viasys Healthcare subsidiaries, and the repurchase of $511.4 million of the company's debt and equity securities.

<

>


(c) Reflects $3.4 million of pretax restructuring and other income, net; a net of tax charge of $100 million related to the company's discontinued operations; the issuance of company common stock valued at $448.7 million to acquire the minority interest of certain subsidiaries; and a $12.9 million net of tax charge reflecting the cumulative effect of a change in accounting principle for the adoption of SAB No. 101.
(d) Reflects a $65.2 million pretax charge for restructuring and other costs, a net of tax charge of $50 million related to the company's discontinued operations, and the February 1999 acquisition of Spectra-Physics AB.
(e)   Reflects a $32.5 million pretax charge for restructuring and other costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Reference is made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations to footnotes included in Notes to Consolidated Financial Statements, beginning on page F-11 of this report.

Overview

       The company develops and manufactures a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. In January 2000, the company announced a major reorganization plan under which it planned to sell or spin off many noncore businesses. In 2001, the company modified the plan and sold its power-generation business. As a result of these actions, the company's continuing operations solely include its instrument businesses. The results of the businesses that have been spun off, sold, or placed for sale have been presented as discontinued operations in the accompanying financial statements.
The company's continuing operations fall into three principal business segments:
Life and Laboratory Sciences, Measurement and Control, and Optical Technologies.

       The company's discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, the company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, income taxes, contingencies and litigation, restructuring, and discontinued operations. The company bases its estimates on historical experience, current market and economic conditions, and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

       (a) The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. If the financial condition of the company's customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

       (b) The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value based on recent usage and expected demand. If ultimate usage or demand varies significantly from expected usage or demand, additional writedowns may be required.

       (c) The company assesses the realizability of its notes receivable based on judgments concerning the borrower's ability to make the required payments. If the financial condition of the borrower were to deteriorate, charges to reduce the carrying value of notes receivable may be necessary.

<

>


       (d) The company periodically evaluates goodwill for impairment using market comparables for similar businesses and forecasts of discounted future cash flows. Should the fair value of the company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary.

       (e) The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should future cash flows decline significantly from estimated amounts, charges for impairment of other intangible assets may be necessary.

       (f) In instances where the company sells equipment with an obligation to install it at a customer site, the company assesses the complexity of the installation to determine the timing of revenue recognition. If the nature of the company's products and the related installation obligations changed so that installation were to become more complicated and lengthy, the company may be required to defer additional revenues upon shipment of its products until completion of installation.

       (g) At the time the company recognizes revenue it provides for the estimated cost of product warranties based primarily on historical experience. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

       (h) The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. Should the company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances may be necessary.

       (i) The company estimates losses on contingencies and litigation and provides a reserve for these losses. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

       (j) The company records restructuring charges for asset impairment based on estimated future cash flows associated with the equipment and for the cost of vacating facilities based on expected sub-rental income.
           Should actual cash flows associated with impaired equipment and sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

       (k) The company estimates the expected proceeds from the sale of its discontinued businesses and, when necessary, records losses to reduce the carrying value of these businesses to estimated realizable value.
           Should the actual proceeds, which would include post-closing purchase price adjustments, vary from estimates, actual results could differ from expected amounts.

Results of Operations

       The discussion of operating income and operating income margin throughout this Management's Discussion and Analysis of Financial Condition and Results of
Operations includes references to amounts determined in accordance with U.S.
generally accepted accounting principles (GAAP), as well as amounts that exclude restructuring costs, gains and losses on the sale of businesses, and certain other items that are discussed by segment below and in more detail in Note 15.
The company believes that this presentation, which is substantially consistent with how it measures its operating performance, provides information that investors may find useful as the items, while recurring in the years presented, vary significantly from period to period.

<

>


2002 Compared With 2001

Continuing Operations

       Sales in 2002 were $2.086 billion, a decrease of $101.9 million, or 5%, from 2001. Excluding the effect of acquisitions, divestitures, and currency translation, revenues decreased $101.3 million, or 5%. Currency translation had a favorable effect on revenues as discussed below by segment, due to the weakening of the U.S. dollar relative to currencies of countries in which the company operates.

       Operating income was $155.5 million in 2002, compared with $34.2 million in 2001. Segment operating income increased to $205.8 million in 2002 from $85.2 million in 2001. (Segment operating income is operating income excluding costs incurred at the company's corporate office.) Operating and segment operating income in 2002 were reduced by additional charges associated with a restructuring plans initiated during the fourth quarter of 2001, other restructuring actions initiated in 2002, and certain other costs, net (Note 15).
Operating and segment operating income in 2001 were reduced by charges associated with restructuring plans initiated during 2001 and certain other charges, net. The restructuring and other items in both periods are discussed by segment below and in more detail in Note 15. Excluding the restructuring and other costs, which totaled $58.7 million in 2002 and $147.3 million in 2001, segment operating income was $264.5 million in 2002 and $232.4 million in 2001.
The 2001 period included $40.2 million of goodwill amortization. Amortization of goodwill ceased following the adoption of Statement of Financial Accounting
Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective in
2002 (Note 1). Excluding goodwill amortization and restructuring and other items, segment operating income totaled $272.7 million in 2001. Segment operating income excluding goodwill amortization and restructuring and other items decreased in 2002 due to lower revenues and the resulting reduced profitability at a number of businesses, discussed below, offset in part by the impact of cost-reduction and productivity initiatives.

       In response to a continued downturn in semiconductor and other industrial markets served by the company, and in an effort to further integrate business units and reduce the number of real estate locations, the company continued restructuring initiatives in 2002 at a number of business units. The restructuring and related actions primarily consisted of headcount reductions, writedowns of production equipment and abandonment of leases for telecommunications products, and consolidation of facilities to streamline operations and reduce costs. These actions resulted in annual cost reductions beginning in late 2002 and continuing in early 2003 of approximately $43 million, including $7 million in the Life and Laboratory Sciences segment, $13 million in the Measurement and Control segment, and $23 million in the Optical
Technologies segment. The company expects to incur an additional $6 million of restructuring costs in 2003 for charges associated with these actions that cannot be recorded until incurred, such as relocation and moving costs. The company believes that restructuring actions undertaken in 2002 will be substantially completed by mid-2003. The company expects to identify additional sites to consolidate in 2003 and will record charges in connection with any such actions.

Life and Laboratory Sciences

       Sales in the Life and Laboratory Sciences segment increased $25.9 million to $1.140 billion in 2002. The favorable effects of currency translation resulted in an increase in revenues of $21.9 million in 2002. Sales decreased
$0.5 million due to divestitures, net of acquisitions. Excluding the effect of currency translation, divestitures, and acquisitions, revenues grew nominally, increasing $4.5 million, or 0.4%. Increased demand for high-end technology mass spectrometry equipment and histology and cytology products was offset in part by weakened demand for spectroscopy instruments and sample-preparation products that had mid-single digit percentage declines in sales, primarily due to lower capital spending. The company believes that many pharmaceutical customers, for example, are delaying purchases except for high-end equipment where recent technological advances may provide a competitive advantage.

       Operating income margin increased to 15.6% in 2002 from 9.5% in 2001.
(Operating income margin is segment operating income divided by segment revenues.) The segment's operating income margin increased primarily due to the discontinuation of goodwill amortization as a result of the adoption of SFAS No.
142 in 2002 and higher restructuring and other costs in 2001, compared with 2002. Excluding restructuring and other costs, net, of $18.3

<

>


million in 2002 and $45.6 million in 2001, and goodwill amortization of $23.6 million in 2001, operating income margin was 17.2% in 2002 and 15.7% in 2001.
The increase in operating income margin resulted primarily from cost reduction and productivity measures undertaken in 2001 and 2002 and, to a lesser extent, revenue growth of higher-margin products.

       In 2002, the segment recorded restructuring and other charges, net, of $18.3 million, including $11.4 million of cash costs, primarily for severance, abandoned facilities, and employee retention at businesses being consolidated, and charges to cost of revenues of $0.7 million for the sale of inventory revalued at the date of acquisition and the discontinuation of a product line.
In addition, the segment realized a net loss of $4.8 million on the sale of assets and small business units, principally its Dynex automated diagnostics product line, and wrote down $1.4 million of fixed assets at abandoned facilities (Note 15). Restructuring and other costs, net, in 2001 included cash costs of $27.3 million, primarily for severance and abandoned facilities; $8.3 million of asset writedowns; $6.9 million of charges to cost of revenues, principally for discontinued product lines; a charge of $3.4 million for the writeoff of in-process research and development at an acquired business; $0.7 million of noncash severance costs; and $1.0 million of gains on the sale of a small business unit and a product line (Note 15).

Measurement and Control

       Sales in the Measurement and Control segment decreased $61.9 million to $614.4 million in 2002. Sales decreased $29.4 million due to divestitures, net of acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $8.4 million in 2002. Excluding the effect of divestitures, acquisitions, and currency translation, revenues decreased $40.9 million, or 7%. The decrease was due to a decline in revenues in each of the segment's principal businesses, particularly the temperature control business, where over half of the decrease occurred. The overall revenue decline was due to economic conditions facing customers, particularly in the semiconductor, energy, and steel industries. The decrease in revenues was offset in part by an increase in sales of explosives-detection equipment in the fourth quarter of 2002 following a congressional mandate to begin screening all checked airline baggage in the United States by the end of 2002. The company expects that a continued downturn in markets served by the segment will unfavorably affect the segment's revenue comparisons with corresponding prior-year periods in the near term. A prolonged downturn could adversely affect the realizability of the segment's assets, which may result in charges for impairment.

       The principal divestitures by the segment included the July 2002 sale of Thermo BLH and Thermo Nobel, which manufacture and sell strain-gauges, and were placed for sale in 2001 (Note 2); the August 2001 sale of its Pharos Marine unit, which manufactures and sells marine-navigation equipment; the April 2001 sale of the CAC and Mid South businesses, which provide the oil and gas industry with wellhead safety and control products; and the July 2001 sale of its ThermoMicroscopes unit, a manufacturer of scanning probe microscopes. The principal acquisition by the segment included the July 2002 purchase of the radiation-monitoring products business of Saint-Gobain Corporation (Note 2).

       Operating income margin increased to 8.2% in 2002 from 2.5% in 2001, primarily due to significant restructuring and other costs in 2001, and the discontinuation of goodwill amortization as a result of the adoption of SFAS No.
142 in 2002. Operating income margin, excluding restructuring and other costs, net, of $13.3 million in 2002 and $44.6 million in 2001, and goodwill amortization of $12.1 million in 2001, decreased to 10.3% in 2002 from 10.9% in 2001. The decrease in operating income margin resulted primarily from the decrease in revenues, offset in part by the effects of cost reduction and productivity measures undertaken in 2001 and 2002.

       In 2002, the segment recorded restructuring and other charges, net, of $13.3 million, including $20.1 million of cash costs, principally for severance, abandoned facilities, and employee retention. In addition, the segment recorded
$8.7 million of net gains, primarily from the sale of businesses, principally its Thermo BLH and Thermo Nobel subsidiaries. In 2002, the segment recorded charges to cost of revenues of $1.4 million for the sale of inventory revalued at the date of acquisition and $0.5 million of asset writedowns (Note 15).
Restructuring and other costs, net,

<

>


in 2001 included $20.7 million of cash costs, primarily for severance, abandoned facilities, and other exit costs; $12.0 million, net, for the loss on sale of businesses or writedowns of businesses subsequently sold; $8.2 million of charges to cost of revenues, principally for discontinued product lines; $3.6 million of asset writedowns; $1.0 million for impairment of a note receivable;
and $0.2 million of other costs. These charges were offset in part by a gain of $1.1 million on the sale of a building (Note 15).

Optical Technologies

       Sales in the Optical Technologies segment decreased $66.7 million to $342.2 million in 2002. The unfavorable effects of currency translation resulted in a decrease in revenues of $1.6 million in 2002. Sales increased $0.6 million due to the acquisition of a product line, net of divestitures. Excluding the effect of currency translation, an acquisition, and divestitures, revenues decreased $65.7 million, or 16%. The decrease was due to a severe slowdown in the semiconductor and other industrial markets that has adversely affected all of the segment's principal businesses. The semiconductor industry is highly cyclical and is experiencing a downturn that began in 2001. The company expects that the slowdowns in semiconductor and other industrial markets will continue to result in unfavorable revenue comparisons with corresponding prior-year periods in the near term. A prolonged downturn could adversely affect the realizability of the segment's assets, which may result in charges for impairment.

       In the third quarter of 2002, following the company's acquisition of the remaining minority interest in Spectra-Physics, the company conformed the Lasers division's backlog policy to the prevailing practice at the company's other businesses of including in backlog only product orders that are expected to ship within six months. The Lasers division's historical practice had been to include orders expected to ship within 12 months. This change resulted in a reduction of backlog of $39.3 million. Excluding the effect of this change, the segment's backlog decreased 38% during 2002, and totaled $71.6 million as of December 28, 2002.

       Operating income margin was negative 6.5% in 2002, compared with negative 9.1% in 2001. Excluding restructuring and other costs, net, of $27.1 million in 2002 and $57.1 million in 2001, and goodwill amortization of $4.5 million in 2001, operating income margin was 1.5% in 2002 and 5.9% in 2001. The decrease in operating income margin was due to lower revenues at each of the segment's principal businesses, particularly the lasers business
(Spectra-Physics), where the decline in revenues led to operating losses although the business operated profitably in the fourth quarter of 2002, excluding restructuring charges. The company initiated additional restructuring actions in this business in 2002, following those announced in the fourth quarter of 2001. These actions are discussed below and in Note 15.

       In 2002, the segment recorded restructuring and other charges, net, of $27.1 million, including $10.7 million of cash costs, principally for severance and abandoned-equipment leases associated with suspended telecom initiatives.
The cash costs also included $0.7 million for the settlement of litigation (Note
11). In addition, this segment wrote off assets totaling $8.8 million, primarily for abandoned telecommunication and other manufacturing equipment. The segment also recorded a charge of $0.8 million resulting from the exchange of options to purchase shares of Spectra-Physics for options to purchase shares of Thermo
Electron following the acquisition of the minority interest in this business in February 2002 (Note 17). In 2002, the segment also recorded $7.0 million of charges to cost of revenues, principally for discontinued product lines. The charges described above were offset in part by a net gain of $0.2 million from the sale of a small business unit and land (Note 15). Restructuring and other costs, net, in 2001 included $24.0 million of asset writedowns, principally fixed assets associated with telecommunication initiatives; $22.1 million of cash costs for severance, lease obligations for abandoned equipment and facilities, litigation loss, and other exit costs; and $11.0 million of charges to cost of revenues for inventory writedowns (Note 15).

Other Income, Net

       The company reported other income, net, of $132.5 million and $36.5 million in 2002 and 2001, respectively (Note 4). Other income, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries, gain on investments, net, and other items, net. Interest income decreased to $47.9 million in 2002 from $68.5 million in 2001, primarily due to lower invested cash balances following the repurchase and redemption of

<

>


company securities, acquisitions, and, to a lesser extent, lower prevailing interest rates. The company expects that the lower market interest rates existing in 2003 will continue to adversely affect the yield it earns as maturing investments originally invested at higher rates are reinvested at current lower market rates. Following redemptions and repurchases of convertible obligations in 2002 (Note 10) and repurchases of the company's common stock, lower invested cash will also contribute to an expected reduction in interest income. Interest expense decreased to $40.9 million in 2002 from $71.8 million in 2001 as a result of the redemption, maturity, and repurchase of debentures, as well as entering into interest-rate swap arrangements, offset in part by interest on borrowings under securities-lending arrangements (Note 10).

       During 2002 and 2001, the company had gains on investments, net, of $123.1 million and $35.6 million, respectively. The gains included $111.4 million and $35.1 million in 2002 and 2001, respectively, from the sale of shares of FLIR Systems, Inc. The company obtained an equity interest in FLIR as part of the acquisition of Spectra-Physics AB in 1999. Of the total gain from the sale of FLIR shares, $39.5 million and $14.2 million in 2002 and 2001, respectively, represent a recovery of amounts written down in prior years.
Following a reduction in the company's percentage ownership of FLIR to less than 20%, the company no longer reports its pro-rata share of FLIR's earnings but instead accounts for its remaining investment as an available-for-sale security
(Note 4). Gains on investments in 2001 were reduced by a charge of $2.8 million to write down two available-for-sale securities due to impairment that the company deemed other than temporary. The company recorded income from equity in earnings of unconsolidated subsidiaries of $2.5 million in 2002 and $4.7 million in 2001, primarily related to the investment in FLIR through the first quarter of 2002. In 2001, other income, net, included $0.5 million of other expense, principally currency losses.

Provision for Income Taxes

       The company's effective tax rate was 32.3% and 38.1% in 2002 and 2001, respectively. Excluding restructuring and other costs, net, and gains from the sale of FLIR shares, the effective tax rate was 31.0% and 38.1% in 2002 and 2001, respectively. The effective tax rate decreased in 2002, primarily due to the absence of nondeductible goodwill amortization following the adoption of SFAS No. 142 and, to a lesser extent, a reorganization of the company's subsidiaries in several European countries that resulted in a more tax-efficient corporate structure. The effective tax rate exceeded the statutory federal income tax rate in 2001 due to the impact of state income taxes and nondeductible expenses, which included goodwill amortization. Excluding restructuring and other costs, net, and goodwill amortization, the effective tax rate was 33.1% in 2001.

Minority Interest Income

       Minority interest income of $0.3 million and $5.8 million in 2002 and 2001, respectively, represents minority shareholders' allocable share of losses at Spectra-Physics through the date on which the company acquired the minority interest in this subsidiary in February 2002 (Note 17).

Contingent Liabilities

       At year-end 2002, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in one or more of the matters described in Note 11 could materially affect the company's financial position as well as its results of operations and cash flows for a particular quarterly or annual period.

Income from Continuing Operations

       Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle was $195.3 million in 2002, compared with $49.6 million in 2001. Results in both periods were affected by restructuring, gains on the sale of FLIR shares, and other items, discussed above. Excluding restructuring, gains on the sale of shares of FLIR, and other items in both periods, income from continuing operations before extraordinary item and cumulative effect of change in accounting principle increased to $164.4 million in 2002 from $122.4 million in 2001 due to the absence of goodwill amortization in 2002, offset in part by the reasons discussed above.

<

>



Extraordinary Item

       The company repurchased and redeemed debentures during 2002 and 2001, resulting in an extraordinary charge of $1.0 million, net of a tax benefit of $0.5 million, in 2002, and an extraordinary gain of $1.1 million, net of a tax provision of $0.6 million, in 2001 (Note 10).

Cumulative Effect of Change in Accounting Principle

       The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in the first quarter of 2001, and recorded an after-tax charge of $1.0 million representing the cumulative effect of the change in accounting principle.

Recent Accounting Pronouncements

       Several recent accounting pronouncements may affect the company's financial statements in the future. These rule changes are summarized in Note 1.

Discontinued Operations

       During 2002, primarily as a result of new tax regulations concerning deductible losses from divested businesses, the company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $46.6 million. In addition, in 2002 the company sold its Trophy Radiologie business for $51 million in cash and principally as a result of this transaction recorded an after-tax gain of $17.4 million. Also, the company sold the last remaining component of its former power-generation business in 2002 and realized a gain from the disposition totaling $13.0 million, primarily for previously unrecognized tax benefits that were realized upon the sale.

       In February 2001, the company sold its interest in Thermo Cardiosystems
Inc. to Thoratec Corporation in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions, which lapsed in August 2002, limited the timing of the company's ability to sell these shares. The company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. Following a sale of shares in February 2002 for net proceeds of $104 million and an after-tax gain of $38.4 million, the company owned less than 20% of Thoratec's outstanding shares and began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002, with unrealized gains or losses recorded as part of accumulated other comprehensive items in the accompanying 2002 balance sheet (Note 17).

       In 2001, the company sold a substantial portion of its discontinued power-generation business for net proceeds of $249 million and realized an after-tax gain of $15.6 million on the disposition.

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

2001 Compared With 2000

Continuing Operations

       Sales in 2001 were $2.188 billion, a decrease of $92.3 million from 2000.
Excluding the effect of acquisitions, divestitures, and currency translation, revenues increased $113.5 million, or 5%. Currency translation had an unfavorable effect on revenues as discussed below by segment, due to the strengthening of the U.S. dollar relative to currencies of countries in which the company operates.

<

>


       Operating income was $34.2 million in 2001, compared with $266.0 million in 2000. Segment operating income decreased to $85.2 million in 2001 from $319.8 million in 2000. Operating and segment operating income in 2001 were affected by restructuring and other costs. Operating and segment operating income in 2000 were affected by gains from the sale of businesses, offset in part by restructuring and other costs as well as a $1.7 million operating loss in the third quarter at a business that was sold. The restructuring and other items in both periods are discussed by segment below and in more detail in Note 15.
Excluding the restructuring and other items, which totaled $147.3 million of expense in 2001 and $67.3 million of income in 2000, segment operating income was $232.4 million in 2001 and $252.5 million in 2000. Segment operating income, excluding restructuring and other items, decreased due to a reduction in segment operating income of $10.9 million from businesses divested. The company also recorded $2.3 million of incremental amortization expense in 2001, which resulted primarily from the purchase of the minority interests of formerly public subsidiaries in 2000, offset in part by lower amortization expense following a number of divestitures. In addition, certain businesses discussed below had lower profitability in 2001.

       The company undertook restructuring actions in 2001 to reduce costs in businesses affected by a severe slowdown in the telecommunications and semiconductor industries as well as other market sectors hurt by a slowing economy, including the U.S. steel and cement industries. The restructuring actions undertaken in 2001 were substantially completed by 2002. In addition to the actions to reduce costs, the company recorded an impairment charge for equipment used in telecommunication manufacturing at Spectra-Physics. The company also recorded provisions for inventories related to the discontinuation of certain mature or unprofitable product lines and inventories made redundant by combining businesses and for excess telecommunication inventories at Spectra-Physics. These actions resulted in annual cost reductions of approximately $63 million with approximately 40% beginning in the fourth quarter of 2001 and the balance by the third quarter of 2002, including $20 million in the Life and Laboratory Sciences segment, $22 million in the Measurement and Control segment, $18 million in the Optical Technologies segment, and $3 million at the company's corporate office.

Life and Laboratory Sciences

       Sales in the Life and Laboratory Sciences segment increased $67.7 million to $1.114 billion in 2001. Sales increased $17.9 million due to acquisitions.
The unfavorable effects of currency translation resulted in a decrease in revenues of $28.1 million in 2001. Excluding the effect of acquisitions and currency translation, revenues increased $77.9 million, or 7%. Approximately 40% of the increase was due to higher sales of mass spectrometry products used in proteomics and drug discovery research. Of the remaining increase, approximately two thirds was from increased sales of biosciences equipment, including sample-preparation equipment and microplate and liquid-handling products due to strong demand from the drug discovery market and expanded distribution channels.
In addition, the segment reported higher revenues from clinical diagnostic products, including rapid diagnostic tests, as well as increased sales of spectroscopy instruments due to new product introductions.

       Operating income margin decreased to 9.5% in 2001 from 11.4% in 2000. The segment's operating income margin in both periods was affected by restructuring and other charges, discussed below. Excluding restructuring and other costs, net, of $45.6 million in 2001 and $24.7 million in 2000, operating income margin was 13.6% in 2001 and 13.8% in 2000. The decrease in operating income margin was primarily due to an increase in goodwill amortization as a result of the purchase of the minority interests of formerly public subsidiaries. Excluding the additional amortization expense and the restructuring and other charges, operating income margin was 13.8% in 2001. Lower profitability due to research and development expenditures on proteomics initiatives was offset in part by the effect of higher revenues, discussed above.

       Restructuring and other costs, net, in 2001 included cash costs of $27.3 million, primarily for severance and abandoned facilities; $8.3 million of asset writedowns; $6.9 million of charges to cost of revenues, principally for discontinued product lines; a charge of $3.4 million for the writeoff of in-process research and development at an acquired business; $0.7 million of noncash severance costs; and $1.0 million of gains on the sale of a small business unit and a product line (Note 15). Restructuring costs in 2000 represent $13.7 million of charges to cost of revenues, principally for discontinued product lines; $7.0 million of cash costs, primarily for severance and abandoned facilities; and $4.0 million of asset writedowns (Note 15).

<

>



Measurement and Control

       Sales in the Measurement and Control segment decreased $204.0 million to $676.3 million in 2001. Sales decreased $176.7 million due to divestitures, net of acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $11.4 million in 2001. Excluding the effect of divestitures, acquisitions, and currency translation, revenues decreased $15.9 million, or 2%. The decrease in revenues was primarily due to an 11% decrease in sales of temperature-control products due to a severe market downturn in the semiconductor industry, and $12.7 million of lower sales of process instruments.
The lower sales of process instruments primarily included weighing and inspection equipment due to competitive pressures, and equipment sold to the U.S. steel and cement industries due to a downturn in those markets. The decrease in revenue was partially offset by an $8.8 million increase in sales of environmental-monitoring equipment due in part to increased sales of chemical and radiation monitors as well as demand from the construction industry and upgrades of power plants. In April 2001, the segment sold businesses that contributed $4.4 million of the segment's internal revenue growth in 2001. A downturn in some markets served by the segment resulted in a decline in revenues in the third and fourth quarters of 2001 compared with the same quarters of 2000.

       In 2001, the segment's principal divestitures included Pharos Marine, ThermoMicroscopes, and the CAC and Mid South businesses. In 2000, the segment's divestitures primarily included Spectra Precision, Nicolet Imaging Systems, and
Sierra Research and Technology, Inc. (Note 2).

       Operating income margin decreased to 2.5% in 2001 from 20.6% in 2000, primarily due to restructuring and other charges, net, in 2001 and other income, net, in 2000. Operating income margin, excluding restructuring and other costs, net, of $44.6 million in 2001 and other income, net, of $98.1 million in 2000, decreased to 9.1% in 2001 from 9.5% in 2000. The decrease in operating income margin resulted primarily from lower profitability at the business units discussed above that had declining revenues, offset in part by the higher revenues from sales of environmental-monitoring equipment discussed above together with cost reduction measures initiated in 2000 and 2001.

       Restructuring and other costs, net, in 2001 included $20.7 million of cash costs, primarily for severance, abandoned facilities, and other exit costs;
$12.0 million, net, for the loss on sale of businesses or writedowns of businesses subsequently sold; $8.2 million of charges to cost of revenues, principally for discontinued product lines; $3.6 million of asset writedowns;
$1.0 million for impairment of a note receivable; and $0.2 million of other costs. These charges were offset in part by a gain of $1.1 million on the sale of a building (Note 15). The businesses for which the segment recorded a loss on or prior to sale were ThermoMicroscopes and Pharos Marine. In 2000, restructuring and other income, net, totaled $98.1 million and included gains on the sale of businesses, net, of $126.7 million, and the related operating loss of $1.7 million of one of the divested businesses in the third quarter of 2000 prior to its sale; $18.7 million of asset writedowns to reduce the carrying value of businesses held for sale to estimated disposal value and for fixed assets unique to certain discontinued products; $6.1 million of cash costs, primarily for severance and facility costs; charges to cost of revenues of $2.7 million, primarily for discontinued product lines; and a gain of $0.6 million from the termination of a lease (Note 15).

Optical Technologies

       Sales in the Optical Technologies segment increased $45.0 million to $408.9 million in 2001. Sales decreased $0.4 million due to a divestiture, net of a small acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $7.0 million in 2001. Excluding the effect of a divestiture, an acquisition, and currency translation, revenues increased $52.4 million, or 14%. The increase in revenues was due in part to $37.5 million of increased demand for semiconductor-based lasers used in industrial, research and development, and life sciences applications. The balance of the increase was due to higher sales in the first half of 2001 of molecular beam epitaxy systems and components to the semiconductor industry and, to a lesser extent, increased sales of photonics products including gratings and other optical components used in systems for lithography and telecommunication devices. Poor economic conditions in the telecommunications markets resulted in a decline in segment revenues in the third and fourth quarters of 2001 compared with the same quarters of 2000.

<

>


       Operating income margin decreased to negative 9.1% in 2001 from 5.1% in 2000. Excluding restructuring and other costs of $57.1 million in 2001 and $6.0 million in 2000, operating income margin was 4.8% in 2001 and 6.8% in 2000. The decrease in operating income margin excluding restructuring and other costs was primarily due to $2.8 million of operating losses at Spectra-Physics from its telecom product introductions and associated startup costs, compared with profitable operations in 2000. The decrease in operating income margin was also due to $0.9 million of higher goodwill amortization in 2001 following the purchase of the minority interests of formerly public subsidiaries in 2000.

       Restructuring and other costs, net, in 2001 included $24.0 million of asset writedowns, principally fixed assets associated with telecommunication initiatives; $22.1 million of cash costs for severance, lease obligations for abandoned equipment and facilities, litigation loss, and other exit costs; and $11.0 million of charges to cost of revenues for inventory writedowns (Note 15).
Restructuring and other costs in 2000 represent $2.9 million of charges to cost of revenues principally for discontinued product lines, a $1.5 million writeoff of in-process research and development at an acquired business, $1.1 million of cash costs, and $0.5 million of asset writedowns, primarily goodwill on a business held for sale (Note 15).

Other Income (Expense), Net

       The company reported other income, net, of $36.5 million in 2001 and other expense, net, of $81.2 million in 2000 (Note 4). Interest income increased to $68.5 million in 2001 from $40.2 million in 2000, primarily due to proceeds from the sale of businesses, including discontinued operations, offset in part by cash used in 2000 and 2001 for the purchase of the minority interests of formerly public subsidiaries and in 2001 for repurchases of the company's debt and equity securities. Interest expense decreased to $71.8 million in 2001 from $83.1 million in 2000, as a result of the maturity and repurchase of debentures.

       The company recorded income from equity in earnings of unconsolidated subsidiaries of $4.7 million in 2001 and incurred a net equity loss of $47.3 million in 2000, primarily related to its investment in FLIR, which undertook significant restructuring actions in 2000. The company had gains on investments, net, of $35.6 million in 2001 and $6.8 million in 2000. The gain in 2001 includes $35.1 million from the sale of shares of FLIR. Of the total gain from the sale of FLIR, $14.2 million represents a recovery of previous writedowns of FLIR. The gain in 2001 was reduced by a charge of $2.8 million to write down two available-for-sale securities due to impairment that the company deemed other than temporary. In 2001, other income, net, includes $0.5 million of other expense, principally currency losses. In 2000, other expense, net, also includes
$2.3 million of net currency gains, primarily resulting from hedging activities at Spectra-Physics, which elected early adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Provision for Income Taxes

       The company's effective tax rate was 38.1% and 60.7% in 2001 and 2000, respectively. Excluding the tax effect of restructuring and other costs or income and gains from the sale of shares of FLIR, the effective tax rate was 38.1% and 39.4% in 2001 and 2000, respectively. The effective tax rate exceeded the statutory federal income tax rate in both periods due to the impact of state income taxes and nondeductible expenses, including amortization of goodwill.

Minority Interest Income (Expense)

       The company recorded minority interest income of $5.8 million in 2001 and minority interest expense of $10.6 million in 2000, representing minority shareholders' allocable share of subsidiary losses or earnings. Minority interest expense decreased due to the purchase in 2000 of the minority interest in all of the company's formerly public subsidiaries in continuing operations except Spectra-Physics (Note 17). In 2001, Spectra-Physics incurred a loss and minority interest income represents the minority shareholders' share of the loss.

<

>



Income from Continuing Operations

       Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle was $49.6 million in 2001, compared with $62.0 million in 2000. Results in both periods were affected by restructuring, gains on the sale of shares of FLIR, and other items, discussed above. Excluding the restructuring, gains on the sale of shares of FLIR, and other items in both periods, income from continuing operations before extraordinary item and cumulative effect of change in accounting principle increased to $122.4 million in 2001 from $100.0 million in 2000 due to the reasons discussed above.

Extraordinary Item

       The company repurchased debentures during 2001 and 2000, resulting in extraordinary gains of $1.1 million, net of taxes of $0.6 million, in 2001, and $0.5 million, net of taxes of $0.3 million, in 2000 (Note 10).

Cumulative Effect of Change in Accounting Principle

       The company adopted SFAS No. 133, as amended, in the first quarter of 2001 and recorded a charge representing the cumulative effect of the change in accounting principle of $1.0 million, net of an income tax benefit of $0.7 million (Note 1). In addition, in accordance with the requirements of SEC Staff
Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," the company adopted the pronouncement as of January 2, 2000, and recorded a charge in the first quarter of 2000 representing the cumulative effect of the change in accounting principle of $12.9 million, net of an income tax benefit of $8.5 million and minority interest of $0.5 million (Note 16).

Discontinued Operations

       The company recorded a provision of $66.0 million, net of taxes, in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. The Thoratec shares were obtained in February 2001 upon the sale of the company's interest in Thermo
Cardiosystems.

       In June 2001, the company sold a substantial portion of its discontinued power-generation business for net proceeds of $249 million and realized an after-tax gain of $15.6 million on the disposition.

       The company recorded a provision of $100 million, net of taxes, in 2000 as a revision to the estimate of loss on disposal of discontinued operations recorded in 1999. The increase in the loss resulted from lower after-tax proceeds from the sale of noncore businesses than had been anticipated at the time the businesses were discontinued. The company believes that deterioration in the financial markets in the latter part of 2000, including tighter financing terms and lower equity values, adversely affected the selling prices of the discontinued businesses.

Liquidity and Capital Resources

       Consolidated working capital was $667.8 million at December 28, 2002, compared with $823.2 million at December 29, 2001. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $875.5 million at December 28, 2002, compared with $1.042 billion at December
29, 2001. In addition, the company had $9.4 million of long-term available-for-sale investments at December 29, 2001.

2002

       Cash provided by operating activities was $102.9 million during 2002, including $112.4 million provided by continuing operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $44.2 million, net of taxes, in 2002. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $71.6 million, including $44.8 million of income tax payments and $10.8 million of accrued interest, principally due to the debt redemption discussed in Note
10. The income tax payments include approximately $39.0 million related to gains on investments. The use of cash of $9.5 million from discontinued operations was principally due to the payment of liabilities, primarily for the settlement of litigation, including a patent-infringement matter (Note 11), offset in part by cash from tax benefits associated with discontinued operations.

<

>


       In connection with restructuring actions undertaken by continuing operations, the company had accrued $41.6 million for restructuring costs at December 28, 2002. The company expects to pay $22.2 million of this amount for severance, employee retention, and other costs primarily through 2003. The balance of $19.4 million will be paid for lease obligations over the remaining terms of the leases, with approximately 71% to be paid through 2003 and the remainder through 2012. In addition, at December 28, 2002, the company had accrued $8.8 million for acquisition expenses. Accrued acquisition expenses included $1.8 million of severance and relocation obligations, which the company expects to pay primarily through the third quarter of 2003. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During 2002, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the sale of other investments, acquisitions and divestitures, the collection of notes receivable, the purchase of shares of a majority-owned subsidiary, and the purchase of property, plant, and equipment. The company's continuing operations received proceeds of $65.5 million from the sale of other investments, principally shares of FLIR (Note 4), and proceeds of $23.6 million from the sale of businesses, net of cash divested (Note 2). In addition, the company's continuing operations expended $78.7 million for acquisitions (Note 2), $23.2 million to purchase the remaining minority-owned shares of its Spectra-Physics subsidiary (Note 17), and $40.2 million for purchases of property, plant, and equipment, net of dispositions. The company's continuing operations collected
$76.4 million from notes receivable, which included the repayment of Viasys
Healthcare's $33.4 million principal amount note in May 2002, the August 2002 repayment of a $25.0 million principal amount note receivable related to the sale of a business in 2000, and partial repayment from Trimble Navigation
Limited in March 2002 (Note 2). During 2002, investing activities of the company's discontinued operations provided $151.0 million of cash, primarily representing proceeds of $104 million from the sale of Thoratec common stock
(Note 17) and the sale of Trophy Radiologie.

       The company's financing activities used $593.0 million of cash during 2002, including $592.7 million for continuing operations. During 2002, the company's continuing operations expended $590.7 million to redeem certain convertible debentures. The company increased short-term notes payable by $311.1 million to partially fund debt redemptions (Note 10). The company's continuing operations received net proceeds of $25.3 million from the exercise of employee stock options. During 2002, the company expended $334.2 million to repurchase its debt and equity securities, of which $285.6 million was expended to repurchase 15.4 million shares of the company's common stock. As of December 28, 2002, the company had approximately $62 million remaining under Board of Directors authorizations to repurchase its own securities. In February 2003, the company's Board of Directors authorized the repurchase of an additional $100 million tranche of its own debt and equity securities through February 26, 2004.
In December 2002, the company entered into arrangements under which the company may borrow up to $250 million for working capital needs and possible acquisitions (Note 10).

2001

       Cash provided by operating activities was $188.4 million in 2001, including $184.4 million from continuing operations. Accounts receivable used
$19.0 million of cash, principally as a result of strong fourth quarter revenue growth in 2001 over the fourth quarter of 2000 at the company's Life and Laboratory Sciences segment. Accounts payable decreased $19.1 million primarily due to a lower volume of purchasing activities resulting from slowdowns in several businesses. Other current liabilities increased by $50.5 million, including $39.7 million of restructuring reserves and $10.2 million of accrued interest, due to the timing of payments.

       During 2001, the company's investing activities expended $73.2 million, net of dispositions, for purchases of property, plant, and equipment; $69.5 million for the purchase of shares of a majority-owned subsidiary; and $14.1 million, net of cash acquired, for acquisitions. In addition, the company recorded proceeds from the sale of businesses, net of cash divested, of $46.8 million, and $43.3 million for the sale of other investments, principally shares of FLIR.

<

>


       The company's financing activities used $696.3 million of cash during 2001, including $503.0 million for continuing operations. The company's continuing operations expended $43.1 million for the repayment of long-term obligations and received net proceeds of $69.9 million from the exercise of employee stock options. In addition, the company expended $511.4 million to repurchase its debt and equity securities in 2001. During 2001, the company's discontinued operations used $193.3 million of cash, including cash at the company's Kadant subsidiary, which was spun off in August 2001, and for the repayment of debt.

2000

       Cash provided by operating activities was $199.9 million in 2000, including $57.8 million from continuing operations. Cash of $77.4 million was used to fund an increase in inventories in response to growth at certain of the company's business units. Of the total increase in inventories, $14.5 million resulted from the adoption of SAB No. 101. Accounts receivable used $27.4 million of cash due to increased revenues. The increase in receivables was reduced by $21.6 million due to the adoption of SAB No. 101. Other current liabilities increased by $48.0 million, including $15.5 million of restructuring reserves and $29.1 million of accrued income taxes.

       During 2000, the company's investing activities expended $307.2 million to acquire the minority interest of certain majority-owned subsidiaries; $74.0 million, net of dispositions, for purchases of property, plant, and equipment;
and $15.8 million, net of cash acquired, for acquisitions. In addition, the company recorded proceeds from the sale of businesses, net of cash divested, of $253.6 million. During 2000, investing activities of the company's discontinued operations provided $394.6 million, primarily representing proceeds from the sale of businesses.

       The company's financing activities used $137.6 million of cash during 2000, including $155.5 million for continuing operations. The company's continuing operations expended $161.2 million for the repayment of long-term obligations, $29.2 million to repurchase its debt and equity securities, and $14.6 million to purchase debentures of certain of the company's majority-owned subsidiaries.

Contractual Obligations and Other Commercial Commitments

       The table below summarizes, by period due or expiration of commitment, the company's contractual obligations and other commercial commitments as of December 28, 2002, which are principally for its continuing operations.

                                                               Payments Due by Period or Expiration of Commitment
                                                 -------------------------------------------------------------------------------
                                                 Less than                                                After
                                                    1 Year         1-3 Years        4-5 Years           5 Years            Total
                                                 ---------         ---------        ---------          --------         --------
                                                                                 (In thousands)
       Contractual Obligations and Other
        Commercial Commitments:
           Long-term obligations                  $117,144          $228,366         $ 78,471          $144,504         $568,485
           Operating leases                         40,312            89,356           20,017            83,072          232,757
                                                  --------          --------         --------          --------         --------

             Total contractual obligations         157,456           317,722           98,488           227,576          801,242
                                                  --------          --------         --------          --------         --------

       Other Commitments:
           Standby letters of credit                40,549             3,676              161               169           44,555
           Guarantees                               25,166             2,023                8                 4           27,201
                                                  --------          --------         --------          --------         --------

             Total other commitments                65,715             5,699              169               173           71,756
                                                  --------          --------         --------          --------         --------

                                                  $223,171          $323,421         $ 98,657          $227,749         $872,998
                                                  ========          ========         ========          ========         ========


<

>


       The company does not use special purpose entities or other off-balance-sheet financing techniques except for operating leases and other commitments disclosed in the previous table.

       The company has no material commitments for purchases of property, plant, and equipment and expects that for 2003, such expenditures will approximate $55 to $60 million.

       The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next
24 months.

Forward-looking Statements

       In connection with the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995, we caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2003 and beyond to differ materially from those expressed in any forward-looking statements made by us.

       We must develop new products, adapt to rapid and significant technological change, and respond to introductions of new products in order to remain competitive. Our growth strategy includes significant investment in and expenditures for product development, including in the area of proteomics. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions, and enhancements and evolving industry standards. Without the timely introduction of new products, services, and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenue and operating results would suffer.

       Our customers use many of our products to develop, test, and manufacture their own products. As a result, we must anticipate industry trends and develop products in advance of the commercialization of our customers' products. If we fail to adequately predict our customers' needs and future activities, we may invest heavily in research and development of products and services that do not lead to significant revenue.

       Many of our existing products and those under development are technologically innovative and require significant planning, design, development, and testing at the technological, product, and manufacturing-process levels. These activities require us to make significant investments.

       Products in our markets undergo rapid and significant technological change because of quickly changing industry standards and the introduction of new products and technologies that make existing products and technologies uncompetitive or obsolete. Our competitors may adapt more quickly to new technologies and changes in customers' requirements than we can. The products that we are currently developing, or those we will develop in the future, may not be technologically feasible or accepted by the marketplace, and our products or technologies could become uncompetitive or obsolete.

       We sell our products and services to a number of companies that operate in cyclical industries, which would adversely affect our results of operations when those industries experience a downturn. The growth and profitability of some of our businesses depend in part on sales to industries that are subject to cyclical downturns and are experiencing slowing trends. For example, our Optical
Technologies segment depends in part on sales to the semiconductor industry and our Measurement and Control segment depends in part on sales to the steel and cement industries. A continued slowdown in these industries would adversely affect sales by these segments, which in turn would adversely affect our revenues and results of operations.

<

>



       Our business is adversely impacted by the continuing general worldwide economic slowdown and related uncertainties affecting markets in which we operate. Continuing adverse economic conditions worldwide could adversely impact our business in 2003 and beyond, resulting in:

       -  reduced demand for some of our products;

       -  increased rate of order cancellations or delays;

       -  increased risk of excess and obsolete inventories;

       -  increased pressure on the prices for our products and services; and

       -  greater difficulty in collecting accounts receivable.

       For example, continued softness in the laboratory equipment, industrial manufacturing, and semiconductor markets could adversely affect our future operating results.

       Changes in governmental regulations may reduce demand for our products or increase our expenses. We compete in many markets in which we and our customers must comply with federal, state, local, and international regulations, such as environmental, health and safety, and food and drug regulations. We develop, configure, and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products. For example, many of our instruments are marketed to the pharmaceutical industry for use in discovering and developing drugs. Changes in the U.S. Food and Drug Administration's regulation of the drug discovery and development process could have an adverse effect on the demand for these products.

       Demand for most of our products depends on capital spending policies of our customers and on government funding policies. Our customers include manufacturers of semiconductors and products incorporating semiconductors, pharmaceutical and chemical companies, laboratories, universities, healthcare providers, government agencies, and public and private research institutions.
Many factors, including public policy spending priorities, available resources, and product and economic cycles, have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products.

       Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result. We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products.
Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies.
Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could materially adversely affect our business and results of operations.

       We also rely on trade secrets and proprietary know-how which we seek to protect our products, in part, by confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors.

<

>


       Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad.
In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

       We have retained contingent liabilities from businesses that we have sold. From 1997 through 2002, we divested over 60 businesses with aggregate annual revenues in excess of $2 billion. As part of these transactions, we retained responsibility for some of the contingent liabilities related to these businesses, such as lawsuits, product liability claims, and potential claims by buyers that representations and warranties we made about the businesses were inaccurate. The resolution of these contingencies has not had a material adverse effect on our results of operations or financial condition; however, we can not be certain that this favorable pattern will continue.

       We face a number of challenges in integrating and consolidating our businesses. We have historically operated our businesses largely as autonomous, unaffiliated operations. For the past few years, we have been consolidating our operations and managing them in a more coordinated manner. The following factors may make it difficult to successfully complete the integration and consolidation of our operations:

       - Our success in integrating our businesses depends on our ability to coordinate or consolidate geographically separate organizations and integrate personnel with different business backgrounds and corporate cultures.

       - Our ability to combine our businesses requires coordination of previously autonomous administrative, sales and marketing, distribution, and accounting and finance functions, and expansion and integration of information and management systems.

       - The integration and consolidation process could be disruptive to our businesses.

       Moreover, we may not be able to realize all of the cost savings and other benefits that we expect to result from the integration and consolidation process.

       Our results could be impacted if we are unable to realize potential future savings from new sourcing initiatives. As part of our corporate consolidation over the past two years, we have undertaken significant real estate consolidations and cost-savings initiatives relating to sourcing materials and services purchased by us throughout our businesses. While we anticipate continued significant savings from additional sourcing initiatives and further real estate consolidations, future savings opportunities may be fewer and smaller in size, and may be more difficult to achieve.

       Implementation of our new branding strategy may be difficult and could adversely affect our business. We historically operated our business largely as autonomous, unaffiliated companies and as a result each of our businesses independently created and developed its own brand names. We are implementing a new marketing and branding strategy which involves the transition from multiple, unrelated brands to two brands, Thermo Electron and Spectra-Physics. Several of our existing brands such as Finnigan, Nicolet, and Oriel command strong market recognition and customer loyalty. We believe the transition to the two new brands will enhance and strengthen our collective brand image and brand awareness across the entire company. Our success in transitioning our brands depends on many factors, including effective communication of the transition to our customers, acceptance and recognition by customers

<

>


of these new brands, and successful execution of the branding campaign by our marketing and sales teams. If we are not successful in implementing this strategy and transitioning our brands, we may experience erosion in our product recognition, brand image and customer loyalty, and a decrease in demand for our products.

       It may be difficult for us to implement our strategies for improving internal growth. Some of the markets in which we compete have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:

       - finding new markets for our products, including in the area of proteomics;

       -  developing new applications for our technologies;

       - combining sales and marketing operations in appropriate markets to compete more effectively;

       -  actively funding research and development;

       -  commencing key customer initiatives;

       -  strengthening our presence in selected geographic markets; and

       - developing commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our breadth in product offerings.

       We may not be able to successfully implement these strategies, and these strategies may not result in the growth of our business.

       We have significant international operations, which entail the risk that exchange rate fluctuations may negatively affect demand for our products and our profitability. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2002, our international revenues from continuing operations, including export revenues from the United States, accounted for approximately
52% of our total revenues. International revenues are subject to the risk that fluctuations in exchange rates may adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. For example, while in fiscal 2002, currency translation had a favorable effect on revenues of our continuing operations of $28.7 million, in fiscal 2001, the unfavorable effects of currency translation decreased revenues of our continuing operations by $46.5 million.

       We have acquired several companies and businesses; as a result we have recorded significant goodwill on our balance sheet, which we must continually evaluate for potential impairment. We have acquired significant intangible assets, including approximately $1.4 billion of goodwill that we have recorded on our balance sheet as of December 28, 2002. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses.

<

>


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

       The company is exposed to market risk from changes in interest rates, currency exchange rates, and equity prices, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities.
Additionally, the company uses short-term forward contracts to manage certain exposures to currencies. The company enters into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than its subsidiaries' local currencies. The company does not engage in extensive currency hedging activities; however, the purpose of the company's currency hedging activities is to protect the company's local currency cash flows related to these commitments from fluctuations in currency exchange rates.
The company's forward currency-exchange contracts principally hedge transactions denominated in U.S. dollars, Euros, British pounds sterling, Japanese yen, and Swiss francs. Income and losses arising from forward contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative currency agreements.

Interest Rates

       Certain of the company's short- and long-term available-for-sale investments and long-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase or issuance of the financial instrument. A 10% decrease in year-end 2002 and 2001 market interest rates would result in a negative impact to the company of $2 million and $9 million, respectively, on the net fair value of its interest-sensitive financial instruments.

       In addition, interest rate changes would result in a change in the company's interest expense due to variable-rate debt instruments. A 100-basis point increase in 90-day LIBOR at December 28, 2002, would increase the company's annual pre-tax interest expense by $4 million.

Currency Exchange Rates

       The company generally views its investment in international subsidiaries with a functional currency other than the company's reporting currency as long-term. The company's investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company's international subsidiaries are principally denominated in Euros, British pounds sterling, and Japanese yen. The effect of a change in currency exchange rates on the company's net investment in international subsidiaries is reflected in the "accumulated other comprehensive items" component of shareholders' equity. A 10% depreciation in year-end 2002 and 2001 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders' equity of $76 million and $72 million, respectively.

       The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2002 and 2001 currency exchange rates related to the company's contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $3.3 million and $5.1 million, respectively. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

       Certain of the company's cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2002 and 2001 currency exchange rates would result in a negative impact of $1.2 million and $1.7 million, respectively, on the company's net income.


<

>


Equity Prices

       The company's available-for-sale investment portfolio includes equity securities that are sensitive to fluctuations in price. In addition, the company's convertible obligations are sensitive to fluctuations in the price of the company's common stock. Changes in equity prices would result in changes in the fair value of the company's available-for-sale investments and convertible obligations due to the difference between the current market price and the market price at the date of purchase or issuance of the financial instrument. A
10% decrease in year-end 2002 market equity prices would result in a negative impact to the company of $9 million on the net fair value of its price-sensitive equity financial instruments, principally its available-for-sale investments. A
10% increase in the year-end 2001 market equity prices would result in a negative impact to the company of $7 million on the net fair value of its price-sensitive equity financial instruments, principally its convertible obligations.

Item 8.    Financial Statements and Supplementary Data

       This data is submitted as a separate section to this report. See Item 15
"Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures

       In June 2002, we changed our independent accountants as reported in our Current Report on Form 8-K dated June 21, 2002.

       Our consolidated financial statements for each of the two fiscal years ended December 29, 2001, and December 30, 2000, were audited by Arthur Andersen
LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of our securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen's audit report.

<

>


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

       The information with respect to Directors is listed under the caption
"Election of Directors" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this report by reference. Information relating to our executive officers is included in Item 1 of this report.

       We are also required, under Item 405 of Regulation S-K, to provide information concerning delinquent filers of reports under Section 16 of the Exchange Act, as amended. This information is listed under the heading "Section
16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock
Ownership" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this report by reference.

Item 11.   Executive Compensation

       This information is listed under the caption "Executive Compensation" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this report by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters

       The information with respect to security ownership of certain beneficial owners and management is listed under the caption "Stock Ownership" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. The information with respect to securities authorized for issuance under equity compensation plans is listed under the caption "Equity Compensation Plan Information" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this report by reference.

Item 13.   Certain Relationships and Related Transactions

       This information is listed under the captions "Relationship with Affiliates" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this report by reference.

Item 14.   Controls and Procedures

       The company's management, including its Chief Executive Officer and Chief
Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures within 90 days of the filing of this report pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that the company files or submits under the Exchange
Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the company's management, including its Chief
Executive Officer and Chief Financial Officer, completed its evaluation.

<

>


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

       (1) Consolidated Financial Statements (see Index on page F-1 of this report):

                Reports of Independent Accountants
                Consolidated Statement of Operations
                Consolidated Balance Sheet
                Consolidated Statement of Cash Flows
                Consolidated Statement of Comprehensive Income and Shareholders' Equity
                Notes to Consolidated Financial Statements

       (2) Consolidated Financial Statement Schedule (see Index on page F-1 of this report):

                Schedule II: Valuation and Qualifying Accounts
                Reports of Independent Accountants

                All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K

       On December 12, 2002, the company filed a Current Report on Form 8-K with respect to the election of Marijn Dekkers, the Registrant's president and chief operating officer, to the position of president and chief executive officer, and the election of Richard F. Syron, the Registrant's chairman and chief executive officer, to the position of full-time executive chairman.

(c)    Exhibits

       See the Exhibit Index on page 39.


<

>


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 7, 2003                   THERMO ELECTRON CORPORATION

                                       By: /s/ Marijn E. Dekkers
                                           -------------------------------------
                                           Marijn E. Dekkers
                                           President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 7, 2003.


Signature                              Title
---------                              -----

By:   /s/ Marijn E. Dekkers            President, Chief Executive Officer, and Director
      ------------------------------   (Principal Executive Officer)
      Marijn E. Dekkers


By:   /s/ Richard F. Syron             Chairman of the Board
      ------------------------------
      Richard F. Syron


By:   /s/ Theo Melas-Kyriazi           Vice President and Chief Financial Officer
      ------------------------------   (Principal Financial Officer)
      Theo Melas-Kyriazi


By:   /s/ Peter E. Hornstra            Corporate Controller and Chief Accounting Officer
      ------------------------------   (Principal Accounting Officer)
      Peter E. Hornstra


By:   /s/ Peter O. Crisp               Director
      ------------------------------
      Peter O. Crisp


By:   /s/ John L. LaMattina            Director
      ------------------------------
      John L. LaMattina


By:   /s/ Jim P. Manzi                 Director
      ------------------------------
      Jim P. Manzi


By:   /s/ Robert A. McCabe             Director
      ------------------------------
      Robert A. McCabe


By:   /s/ Robert W. O'Leary            Director
      ------------------------------
      Robert W. O'Leary


By:   /s/ Michael E. Porter            Director
      ------------------------------
      Michael E. Porter


By:   /s/ Elaine S. Ullian             Director
      ------------------------------
      Elaine S. Ullian


<

>


                           THERMO ELECTRON CORPORATION

                                 CERTIFICATIONS

I, Marijn E. Dekkers, certify that:

1.   I have reviewed this annual report on Form 10-K of Thermo Electron
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 7, 2003


                                           /s/ Marijn E. Dekkers
                                           -------------------------------------
                                           Marijn E. Dekkers
                                           President and Chief Executive Officer

<

>


                           THERMO ELECTRON CORPORATION

I, Theo Melas-Kyriazi, certify that:

1.   I have reviewed this annual report on Form 10-K of Thermo Electron
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 7, 2003


                                                        /s/ Theo Melas-Kyriazi
                                                        ------------------------
                                                        Theo Melas-Kyriazi
                                                        Chief Financial Officer

<

>


                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

  3.1             Amended and Restated Certificate of Incorporation of the
                  Registrant (filed as Exhibit 1 to the Registrant's Amendment
                  No. 3 to Registration Statement on Form 8-A/A [File No.
                  1-8002] and incorporated in this document by reference).

  3.2 By-laws of the Registrant, as amended and effective as of February 27, 2003.

                  The Registrant agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to other long-term debt of the Registrant or its consolidated subsidiaries.

  4.1             Rights Agreement dated as of October 29, 2001, between the
                  Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as
                  Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

  4.2             Amendment No. 1 to Rights Agreement dated as of February 7,
                  2002, between the Registrant and American Stock Transfer &
                  Trust Company (filed as Exhibit 4.3 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.1             Thermo Electron Corporation Executive Retention Plan/Form of
                  Executive Retention Agreement (filed as Exhibit 10.1 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998 [File No. 1-8002] and incorporated in this document by reference). (Each executive officer has a two-year agreement except Mr. Richard F. Syron and Mr. Marijn
                  Dekkers, each of whom has a three-year agreement, and Mr. Marc
                  N. Casper and Mr. Peter E. Hornstra, each of whom has a one-year agreement.)

 10.2 Revolving Credit Facility Letters from Barclays Bank PLC in favor of the Registrant and its subsidiaries (filed as Exhibit
                  10.8 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-8002] and incorporated in this document by reference).

 10.3 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended July 3,
                  1999 [File No. 1-8002] and incorporated in this document by reference).

 10.4 Thermo Electron Corporation Directors Stock Option Plan, as amended and restated as of February 7, 2002 (filed as Exhibit
                  10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.5             Incentive Stock Option Plan of the Registrant (filed as
                  Exhibit 4(d) to the Registrant's Registration Statement on
                  Form S-8 [Reg. No. 33-8993] and incorporated in this document by reference).

 10.6             Amended and Restated Nonqualified Stock Option Plan of the
                  Registrant (filed as Exhibit 10.3 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended July 3,
                  1999 [File No. 1-8002] and incorporated in this document by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994.)


<

>


                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.7 Thermo Electron Corporation Equity Incentive Plan, as amended and restated as of February 7, 2002 (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.8 Thermo Electron Corporation 2001 Equity Incentive Plan, as amended and restated as of February 7, 2002 (filed as Exhibit
                  10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.9 Thermo Electron Corporation Employees' Equity Incentive Plan, as amended and restated as of February 7, 2002 (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.10 Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.11            Thermo Electron Corporation 2000 Employees Equity Incentive
                  Plan.

                  Each of the plans listed in Exhibits 10.12 to 10.53 originally provided for the grant of options to acquire the shares of the Registrant's formerly majority-owned subsidiaries. In connection with the reorganization of the Registrant commenced in 1999, all of the Registrant's formerly majority-owned subsidiaries were taken private and as a result, these plans were frozen and all of the options originally granted under the plans ultimately became options to purchase shares of Common Stock of the Registrant.

 10.12            Amended and Restated Thermo Electron Corporation - Thermo
                  Information Solutions Inc. Nonqualified Stock Option Plan
                  (Thermo Information Solutions merged with Thermo Coleman
                  Corporation on September 17, 1999, and Thermo Coleman merged with Thermo Electron on October 15, 1999.)

 10.13            Amended and Restated Thermo Information Solutions Inc. Equity
                  Incentive Plan (Thermo Information Solutions merged with
                  Thermo Coleman Corporation on September 17, 1999, and Thermo
                  Coleman merged with Thermo Electron on October 15, 1999.)

 10.14            Amended and Restated Thermo Electron Corporation - Thermo
                  Power Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Thermo Power merged with Thermo Electron on October 28, 1999.)

 10.15            Amended and Restated Thermo Coleman Corporation Equity
                  Incentive Plan (Thermo Coleman merged with Thermo Electron on
                  October 15, 1999.)

 10.16 Nonqualified Stock Option Plan of Thermo Power Corporation, as amended (filed as Exhibit 10(i) to the Quarterly Report on Form 10-Q of Thermo Power for the quarter ended April 3, 1993
                  [File No. 1-10573] and incorporated herein by reference).
                  (Thermo Power merged with Thermo Electron on October 28,
                  1999.)

 10.17            Amended and Restated Thermo Electron Corporation - Trex
                  Communications Corporation Nonqualified Stock Option Plan
                  (filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
                  1-8002] and incorporated in this document by reference). (Trex
                  Communications merged with ThermoTrex on November 8, 1999, and
                  ThermoTrex merged with Thermo Electron on August 14, 2000.)


<

>


                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.18            Amended and Restated Trex Communications Corporation Equity
                  Incentive Plan (Trex Communications merged with ThermoTrex on
                  November 8, 1999, and ThermoTrex merged with Thermo Electron on August 14, 2000.)

 10.19            Amended and Restated Thermo Instrument Systems Inc. -
                  ThermoSpectra Corporation Nonqualified Stock Option Plan
                  (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of
                  Thermo Instrument for the quarter ended July 3, 1999 [File No.
                  1-9786] and incorporated herein by reference). (ThermoSpectra merged with Thermo Instrument on December 9, 1999, and Thermo
                  Instrument merged with Thermo Electron on June 30, 2000.)

 10.20            Equity Incentive Plan of ThermoSpectra Corporation (filed as
                  Exhibit 10.18 to ThermoSpectra's Registration Statement on
                  Form S-1 [Reg. No. 33-93778] and incorporated herein by reference). (ThermoSpectra merged with Thermo Instrument on December 9, 1999, and Thermo Instrument merged with Thermo
                  Electron on June 30, 2000.)

 10.21            Amended and Restated Thermo Instrument Systems - Thermo Vision
                  Corporation Nonqualified Stock Option Plan (filed as Exhibit
                  10.12 to the Quarterly Report on Form 10-Q of Thermo
                  Instrument for the quarter ended July 3, 1999 [File No.
                  1-9786] and incorporated in this document by reference).
                  (Thermo Vision merged with Thermo Instrument on January 6,
                  2000, and Thermo Instrument merged with Thermo Electron on
                  June 30, 2000.)

 10.22            Equity Incentive Plan of Thermo Vision Corporation (filed as
                  Exhibit 10.9 to the Annual Report on Form 10-K of Thermo
                  Vision for the fiscal year ended January 3, 1998 [File No.
                  1-13391] and incorporated herein by reference). (Thermo Vision merged with Thermo Instrument on January 6, 2000, and Thermo
                  Instrument merged with Thermo Electron on June 30, 2000.)

 10.23            Amended and Restated Thermo Electron Corporation - Thermo
                  Sentron Inc. Nonqualified Stock Option Plan (filed as Exhibit
                  10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Thermo Sentron merged with Thermedics Inc. on April 4, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

 10.24            Equity Incentive Plan of Thermo Sentron Inc. (filed as Exhibit
                  10.7 to Thermo Sentron's Registration Statement on Form S-1
                  [Reg. No. 333-806] and incorporated herein by reference).
                  (Thermo Sentron merged with Thermedics Inc. on April 4, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

 10.25            Amended and Restated Thermo Electron Corporation - Thermedics
                  Detection Inc. Nonqualified Stock Option Plan (filed as
                  Exhibit 10.24 to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Thermedics
                  Detection merged with Thermedics on April 12, 2000, and
                  Thermedics merged with Thermo Electron on June 30, 2000.)

 10.26            Equity Incentive Plan of Thermedics Detection Inc. (filed as
                  Exhibit 10.7 to Thermedics Detection's Registration Statement on Form S-1 [File No. 333-19199] and incorporated in this document by reference). (Thermedics Detection merged with Thermedics on April 12, 2000, and Thermedics merged with
                  Thermo Electron on June 30, 2000.)


<

>

                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.27            Amended and Restated Equity Incentive Plan of Thermedics Inc.
                  (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Thermedics for the quarter ended July 3, 1999 [File No.
                  1-9567] and incorporated herein by reference). (Thermedics merged with Thermo Electron on June 30, 2000.)

 10.28            Amended and Restated Thermo Electron Corporation - ONIX
                  Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
                  10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (ONIX merged with Thermo Instrument on April 12, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.29            Amended and Restated Thermo Instrument Systems Inc. - ONIX
                  Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
                  10.13 to the Quarterly Report on Form 10-Q of Thermo
                  Instrument for the quarter ended July 3, 1999 [File No.
                  1-9786] and incorporated herein by reference). (ONIX merged with Thermo Instrument on April 12, 2000, and Thermo
                  Instrument merged with Thermo Electron on June 30, 2000.)

 10.30            Amended and Restated Equity Incentive Plan of ONIX Systems
                  Inc. (filed as Exhibit 10.11 to the Annual Report on Form 10-K of ONIX for the fiscal year ended January 1, 2000 [File No.
                  1-13975] and incorporated herein by reference). (ONIX merged with Thermo Instrument on April 12, 2000, and Thermo
                  Instrument merged with Thermo Electron on June 30, 2000.)

 10.31            Amended and Restated Equity Incentive Plan of Thermo
                  BioAnalysis Corporation (filed as Exhibit 10.3 to the
                  Quarterly Report on Form 10-Q of Thermo BioAnalysis for the quarter ended July 3, 1999 [File No. 1-12179] and incorporated herein by reference). (Thermo BioAnalysis merged with Thermo
                  Instrument on April 19, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.32            Amended and Restated Thermo Instrument Systems Inc. - Metrika
                  Systems Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.11 to the Quarterly Report on Form 10-Q of Thermo
                  Instrument for the quarter ended July 3, 1999 [File No.
                  1-9786] and incorporated herein by reference). (Metrika merged with Thermo Instrument on May 3, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.33            Amended and Restated Equity Incentive Plan of Metrika Systems
                  Corporation (filed as Exhibit 10.3 to the Quarterly Report on
                  Form 10-Q of Metrika for the quarter ended July 3, 1999 [File
                  No. 1-13085] and incorporated herein by reference). (Metrika merged with Thermo Instrument on May 3, 2000, and Thermo
                  Instrument merged with Thermo Electron on June 30, 2000.)

 10.34            Amended and Restated Thermo Instrument Systems Inc. -
                  ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Thermo
                  Instrument for the quarter ended July 3, 1999 [File No.
                  1-9786] and incorporated herein by reference). (ThermoQuest merged with Thermo Instrument on May 11, 2000, and Thermo
                  Instrument merged with Thermo Electron on June 30, 2000.)

 10.35            Amended and Restated Equity Incentive Plan of ThermoQuest
                  Corporation (filed as Exhibit 10.2 to the Quarterly Report on
                  Form 10-Q of ThermoQuest for the quarter ended July 3, 1999
                  [File No. 1-14262] and incorporated herein by reference).
                  (ThermoQuest merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30,
                  2000.)


<

>


                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.36            Amended and Restated Equity Incentive Plan of Thermo Optek
                  Corporation (filed as Exhibit 10.2 to the Quarterly Report on
                  Form 10-Q of Thermo Optek for the quarter ended July 3, 1999
                  [File No. 1-11757] and incorporated herein by reference).
                  (Thermo Optek merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30,
                  2000.)

 10.37            Amended and Restated Thermo Electron Corporation - The Randers
                  Killam Group Inc. Nonqualified Stock Option Plan (filed as
                  Exhibit 10.28 to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Randers Killam merged with Thermo TerraTech on May 15, 2000, and Thermo
                  TerraTech merged with Thermo Electron on September 22, 2000.)

 10.38 Equity Incentive Plan of The Randers Killam Group Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of
                  Randers Killam for the quarter ended January 3, 1998 [File No.
                  0-18095] and incorporated herein by reference). (Randers
                  Killam merged with Thermo TerraTech on May 15, 2000, and
                  Thermo TerraTech merged with Thermo Electron on September 22,
                  2000.)

 10.39            Amended and Restated Equity Incentive Plan of Thermo
                  Instrument Systems Inc. (filed as Exhibit 10.6 to the
                  Quarterly Report on Form 10-Q of Thermo Instrument for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated herein by reference). (Thermo Instrument merged with Thermo
                  Electron on June 30, 2000.)

 10.40            Amended and Restated Thermo Instrument Systems Inc. - Thermo
                  BioAnalysis Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q of Thermo
                  Instrument for the quarter ended July 3, 1999 [File No.
                  1-9786] and incorporated herein by reference). (Thermo
                  Instrument merged with Thermo Electron on June 30, 2000.)

 10.41            Amended and Restated Thermo Instrument Systems Inc. - Thermo
                  Optek Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.10 to the Quarterly Report on Form 10-Q of Thermo
                  Instrument for the quarter ended July 3, 1999 [File No.
                  1-9786] and incorporated herein by reference). (Thermo
                  Instrument merged with Thermo Electron on June 30, 2000.)

 10.42            Amended and Restated Thermo Electron Corporation - Thermo
                  Ecotek Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.10 to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Thermo Ecotek merged with Thermo Electron on August 10, 2000.)

 10.43            Amended and Restated Nonqualified Stock Option Plan of Thermo
                  Ecotek Corporation (filed as Exhibit 10.6 to the Quarterly
                  Report on Form 10-Q of Thermo Ecotek for the quarter ended
                  July 3, 1999 [File No. 1-13572] and incorporated herein by reference). (Thermo Ecotek merged with Thermo Electron on August 10, 2000.)

 10.44            Amended and Restated Thermo Electron Corporation - ThermoTrex
                  Corporation Nonqualified Stock Option Plan (filed as Exhibit
                  10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (ThermoTrex merged with Thermo Electron on August 14, 2000.)


<

>


                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.45            Amended and Restated Nonqualified Stock Option Plan of
                  ThermoTrex Corporation (filed as Exhibit 10.2 to the Quarterly
                  Report on Form 10-Q of ThermoTrex for the quarter ended July
                  3, 1999 [File No. 1-10791] and incorporated herein by reference). (ThermoTrex merged with Thermo Electron on August
                  14, 2000.)

 10.46            Amended and Restated Thermo Electron Corporation - ThermoLase
                  Corporation Nonqualified Stock Option Plan (filed as Exhibit
                  10.18 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (ThermoLase merged with Thermo Electron on August 14, 2000.)

 10.47            Amended and Restated Nonqualified Stock Option Plan of
                  ThermoLase Corporation (filed as Exhibit 10.5 to the Quarterly
                  Report on Form 10-Q of ThermoLase for the quarter ended July
                  3, 1999 [File No. 1-13104] and incorporated herein by reference). (ThermoLase merged with Thermo Electron on August
                  14, 2000.)

 10.48            Amended and Restated Thermo Electron Corporation - Thermo
                  TerraTech Inc. Nonqualified Stock Option Plan (filed as
                  Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Thermo TerraTech merged with Thermo Electron on September 22, 2000.)

 10.49            Amended and Restated Nonqualified Stock Option Plan of Thermo
                  TerraTech Inc. (filed as Exhibit 10.34 to the Annual Report on
                  Form 10-K of Thermo TerraTech for the year ended April 1, 2000
                  [File No. 1-09549] and incorporated herein by reference).
                  (Thermo TerraTech merged with Thermo Electron on September 22,
                  2000.)

 10.50            Amended and Restated Thermo Electron Corporation - Trex
                  Medical Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.22 to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Trex Medical merged with Thermo Electron on November 29, 2000.)

 10.51            Amended and Restated Equity Incentive Plan of Trex Medical
                  Corporation (filed as Exhibit 10.2 to the Quarterly Report on
                  Form 10-Q of Trex Medical for the quarter ended July 3, 1999
                  [File No. 1-11827] and incorporated herein by reference).
                  (Trex Medical merged with Thermo Electron on November 29,
                  2000.)

 10.52            1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as
                  Exhibit 10.6 of Amendment No. 1 to Spectra-Physics'
                  Registration Statement on Form S-1 [File No. 333-38329] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)

 10.53            2000 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as
                  Exhibit 10.1 to Spectra-Physics' Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-23461] and incorporated in this document by reference).
                  (Spectra-Physics merged with Thermo Electron on February 25,
                  2002.)

 10.54 Description of Amendments to Certain Stock Option Plans made in February 2002 (filed as Exhibit 10.31 to the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  29, 2001 [File No. 1-8002] and incorporated in this document by reference).



<

>


                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.55 Form of Indemnification Agreement between the Registrant and the directors and officers of its majority-owned subsidiaries
                  (filed as Exhibit 10.1 to the Registrant's Registration
                  Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

 10.56 Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant's Registration Statement on
                  Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

 10.57            Amended and Restated Employment Agreement between the
                  Registrant and Mr. Marijn Dekkers (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 12,
                  2002 [File No. 1-8002] and incorporated in this document by reference).

 10.58            Amended and Restated Employment Agreement between the
                  Registrant and Mr. Richard F. Syron (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 12,
                  2002 [File No. 1-8002] and incorporated in this document by reference).

 10.59            Employment Offer Letter dated October 3, 2000, between the
                  Registrant and Mr. Guy Broadbent (filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [File No. 1-8002] and incorporated in this document by reference).

 10.60 Amendment to Amended and Restated Employment Agreement dated as of March 14, 2001, between the Registrant and Mr. Richard
                  F. Syron (filed as Exhibit 10.41 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 30, 2000 [File No. 1-8002] and incorporated in this document by reference).

 10.61 Plan and Agreement of Distribution dated August 3, 2001, between the Registrant and Kadant Inc. (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated August 6,
                  2001 [File No. 1-8002] and incorporated in this document by reference).

 10.62 Tax Matters Agreement effective as of August 8, 2001, between the Registrant and Kadant Inc. (filed as Exhibit 99.4 to the
                  Registrant's Current Report on Form 8-K dated August 6, 2001
                  [File No. 1-8002] and incorporated in this document by reference).

 10.63 Transition Services Agreement dated August 3, 2001, between the Registrant and Kadant Inc. (filed as Exhibit 99.5 to the
                  Registrant's Current Report on Form 8-K dated August 6, 2001
                  [File No. 1-8002] and incorporated in this document by reference).

 10.64            Amendment to the Plan and Agreement of Distribution dated
                  December 27, 2001, between the Registrant and Kadant Inc.
                  (filed as Exhibit 10.48 to the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 29, 2001 [File
                  No. 1-8002] and incorporated in this document by reference).

 10.65 Plan and Agreement of Distribution dated November 15, 2001, between the Registrant and Viasys Healthcare Inc. (filed as
                  Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated November 15, 2001 [File No. 1-8002] and incorporated in this document by reference).


<

>


                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.66            Tax Matters Agreement dated November 15, 2001, between the
                  Registrant and Viasys Healthcare Inc. (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated November
                  15, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.67 Transition Services Agreement dated November 15, 2001, between the Registrant and Viasys Healthcare Inc. (filed as Exhibit
                  99.4 to the Registrant's Current Report on Form 8-K dated
                  November 15, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.68 Employment Agreement dated as of November 29, 2001, between the Registrant and Mr. Marc N. Casper (filed as Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.69            Letter Agreement dated as of November 27, 2001, among SPX
                  Corporation, Kendro Laboratory Products, L.P., the Registrant, and Mr. Marc N. Casper (filed as Exhibit 10.55 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.70            Master Securities Loan Agreement between Thermo Electron
                  Corporation and JPMorgan Chase Bank (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.71            Master Securities Loan Agreement between Thermo Electron
                  Corporation and ABN AMRO Inc. (filed as Exhibit 10.2 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.72            364-Day Credit Agreement among the Registrant, the Several
                  Lenders thereto, Barclays Bank Plc, as Lead Arranger, Book
                  Runner and Administrative Agent, ABN AMRO Bank N.V., as Lead
                  Arranger and Syndication Agent, and Fleet National Bank and
                  JPMorgan Chase Bank, as co-documentation agents, dated as of December 20, 2002.

 10.73            Three-Year Credit Agreement among the Registrant, the Several
                  Lenders thereto, Barclays Bank Plc, as Lead Arranger, Book
                  Runner and Administrative Agent, ABN AMRO Bank N.V., as Lead
                  Arranger and Syndication Agent, and Fleet National Bank and
                  JPMorgan Chase Bank, as co-documentation agents, dated as of December 20, 2002.

 10.74            Executive Registry Program at the Massachusetts General
                  Hospital.

 16.1             Letter from Arthur Andersen LLP to the Securities and Exchange
                  Commission, dated June 25, 2002 (filed as Exhibit 16 to the
                  Registrant's Current Report on Form 8-K dated June 21, 2002
                  [File No. 1-8002] and incorporated in this document by reference).

 21               Subsidiaries of the Registrant.

 23.1             Consent of PricewaterhouseCoopers LLP.

 23.2 Limitation of Remedies Against Arthur Andersen LLP (Reference is made to Item 9 of this Report.)

 99.1             Certification of Marijn E. Dekkers, President and Chief
                  Executive Officer of the Registrant pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Certification of Theo Melas-Kyriazi, Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

<

>


                           THERMO ELECTRON CORPORATION

                           ANNUAL REPORT ON FORM 10-K
             INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

       The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

                                                                                                                         Page
                                                                                                                         ----

Report of Independent Accountants on financial statements at December 28, 2002, and for the year then ended              F-2

Report of Independent Accountants on financial statements at December 29, 2001, and for the two years then ended         F-3

Consolidated Statement of Operations for the years ended December 28, 2002, December 29, 2001, and December 30, 2000     F-4

Consolidated Balance Sheet as of December 28, 2002, and December 29, 2001                                                F-5

Consolidated Statement of Cash Flows for the years ended December 28, 2002, December 29, 2001, and December 30, 2000     F-7

Consolidated Statement of Comprehensive Income and Shareholders' Equity for the years ended December 28, 2002,
       December 29, 2001, and December 30, 2000                                                                          F-9

Notes to Consolidated Financial Statements                                                                               F-11


       The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a):
                                                                                                                         Page
                                                                                                                         ----

Schedule II - Valuation and Qualifying Accounts                                                                          F-61

Report of Independent Accountants at December 28, 2002, and for the year then ended                                      F-62

Report of Independent Accountants at December 29, 2001, and for the two years then ended                                 F-63











<

>


                           THERMO ELECTRON CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
Thermo Electron Corporation:

       In our opinion, the accompanying consolidated balance sheet as of December 28, 2002 and the related consolidated statement of operations, statement of cash flows, and statement of comprehensive income and shareholders' equity for the year then ended present fairly, in all material respects, the financial position of Thermo Electron Corporation and its subsidiaries as of December 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of the company as of December 29, 2001, and for each of the two years in the period ended December 29, 2001, prior to the revisions discussed in Notes
1 and 3, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 7, 2002, except with respect to the matters discussed in Note 19*, as to which the date is February
25, 2002.

       As disclosed in Note 1 to the consolidated financial statements, the company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards
No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001.

       As discussed above, the consolidated financial statements of Thermo
Electron Corporation as of December 29, 2001, and for each of the two years in the period ended December 29, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been restated to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets," which was adopted by the company on December 30, 2001. As described in Note 3, these financial statements have also been restated to reflect the change in the composition of the company's reportable segments. We audited the transitional disclosures for 2001 and 2000 described in Note 1. We also audited the adjustments described in Note 3 that were applied to restate the 2001 and 2000 consolidated financial statements. In our opinion, all such adjustments and transitional disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the company other than with respect to such adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.


PricewaterhouseCoopers LLP


Boston, Massachusetts
February 4, 2003 (except as to the
information in Note 19, for which
the date is February 28, 2003)


*The discussion of the subsequent events discussed in Note 19 in 2001, is now included in Note 10 and Note 17.


<

>


                           THERMO ELECTRON CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN
LLP AND HAS NOT BEEN REISSSUED BY ARTHUR ANDERSEN LLP.

AS DISCUSSED IN NOTE 1, THERMO ELECTRON CORPORATION HAS RESTATED ITS FINANCIAL
STATEMENTS FOR THE YEARS ENDED DECEMBER 29, 2001, AND DECEMBER 30, 2000, TO
INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL
ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," AND AS
DISCUSSED IN NOTE 3, THERMO ELECTRON HAS RESTATED ITS BUSINESS SEGMENT
INFORMATION TO REFLECT A TRANSFER OF MANAGEMENT RESPONSIBILITY FOR SEVERAL
BUSINESSES BETWEEN SEGMENTS. THE REVISIONS TO THE 2001 AND 2000 FINANCIAL
STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES AND THE CHANGE IN BUSINESS
SEGMENT INFORMATION WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN
THEIR REPORT APPEARING HEREIN.

To the Shareholders and Board of Directors of Thermo Electron Corporation:

       We have audited the accompanying consolidated balance sheets of Thermo
Electron Corporation (a Delaware corporation) and subsidiaries as of December
29, 2001, and December 30, 2000,* and the related consolidated statements of operations, cash flows, and comprehensive loss and shareholders' investment for each of the three years in the period ended December 29, 2001.* These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermo
Electron Corporation and subsidiaries as of December 29, 2001, and December 30,
2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001,* in conformity with accounting principles generally accepted in the United States.
       As explained in Note 1 to the consolidated financial statements, effective December 31, 2000, the company changed its method of accounting for derivative instruments and hedging activities through the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities," as amended. As explained in Notes 1 and 16 to the consolidated financial statements, effective January 2, 2000, the company changed its method of accounting for revenue recognition on certain product shipments through the adoption of Staff Accounting Bulletin No. 101 "Revenue
Recognition in Financial Statements."


                                                     Arthur Andersen LLP

Boston, Massachusetts
February 7, 2002 (except with respect
to the matters discussed in Note 19*, as to which the date is February 25, 2002)

*The company's consolidated balance sheet as of December 30, 2000, and the consolidated statements of operations, cash flows, and comprehensive loss and shareholders' investment for the year ended January 1, 2000, are not included in this Form 10-K. Additionally, the discussion of the subsequent events discussed in Note 19 in 2001, is now included in Note 10 and Note 17.

<

>


                           THERMO ELECTRON CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands except per share amounts)

                                                                                            2002            2001             2000
                                                                                         ----------      ----------      ----------

Revenues (Notes 3 and 16)                                                                $2,086,355      $2,188,210      $2,280,522
                                                                                         ----------      ----------      ----------

Costs and Operating Expenses:
 Cost of revenues (Note 15)                                                               1,158,979       1,229,588       1,258,686
 Selling, general, and administrative expenses                                              564,656         620,104         646,920
 Research and development expenses                                                          155,121         171,614         176,756
 Restructuring and other costs (income), net (Note 15)                                       52,146         132,702         (67,855)
                                                                                         ----------      ----------      ----------

                                                                                          1,930,902       2,154,008       2,014,507
                                                                                         ----------      ----------      ----------

Operating Income                                                                            155,453          34,202         266,015
Other Income (Expense), Net (Notes 4 and 15)                                                132,533          36,479         (81,184)
                                                                                         ----------      ----------      ----------

Income from Continuing Operations Before Provision for Income Taxes, Minority
 Interest, Extraordinary Item, and Cumulative Effect of Change in Accounting
 Principle                                                                                  287,986          70,681         184,831
Provision for Income Taxes (Note 6)                                                         (92,987)        (26,929)       (112,217)
Minority Interest Income (Expense)                                                              331           5,840         (10,567)
                                                                                         ----------      ----------      ----------

Income from Continuing Operations Before Extraordinary Item and Cumulative Effect of
 Change in Accounting Principle                                                             195,330          49,592          62,047
Income from Discontinued Operations (net of income tax provision and minority interest
 of $12,249; Note 17)                                                                             -               -          14,228
Gain (Loss) on Disposal of Discontinued Operations, Net (includes tax benefit of
 $21,008, $22,741, and $104,000; Note 17)                                                   115,370         (50,440)       (100,000)
                                                                                         ----------      ----------      ----------

Income (Loss) Before Extraordinary Item and Cumulative Effect of Change in Accounting
 Principle                                                                                  310,700            (848)        (23,725)
Extraordinary Item (net of income tax benefit of $522 and income tax provision of $637
 and $333; Note 10)                                                                            (970)          1,061             532
                                                                                         ----------      ----------      ----------

Income (Loss) Before Cumulative Effect of Change in Accounting Principle                    309,730             213         (23,193)
Cumulative Effect of Change in Accounting Principle (net of income tax benefit and
 minority interest of $663 and $8,986; Notes 1 and 16)                                            -            (994)        (12,918)
                                                                                         ----------      ----------      ----------

Net Income (Loss)                                                                        $  309,730      $     (781)     $  (36,111)
                                                                                         ==========      ==========      ==========

Earnings per Share from Continuing Operations Before Extraordinary
 Item and Cumulative Effect of Change in Accounting Principle (Note 7)
    Basic                                                                                $     1.16      $      .27      $      .37
                                                                                         ==========      ==========      ==========
    Diluted                                                                              $     1.12      $      .27      $      .36
                                                                                         ==========      ==========      ==========

Earnings (Loss) per Share (Note 7)
    Basic                                                                                $     1.84      $        -      $     (.22)
                                                                                         ==========      ==========      ==========
    Diluted                                                                              $     1.73      $        -      $     (.22)
                                                                                         ==========      ==========      ==========

Weighted Average Shares (Note 7)
    Basic                                                                                   168,572         180,560         167,462
                                                                                         ==========      ==========      ==========
    Diluted                                                                                 186,611         183,916         170,519
                                                                                         ==========      ==========      ==========

                       The accompanying notes are an integral part of these consolidated financial statements.

<

>


                           THERMO ELECTRON CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                                          2002            2001
                                                                                                       ----------      ----------

Assets
Current Assets:
 Cash and cash equivalents                                                                             $  339,038      $  297,557
 Short-term available-for-sale investments, at quoted market value (Notes 4, 9, and 15)                   536,430         744,321
 Accounts receivable, less allowances of $25,576 and $26,525                                              429,740         410,960
 Inventories (Note 15)                                                                                    332,804         337,041
 Deferred tax asset (Note 6)                                                                               79,057          82,766
 Other current assets                                                                                      54,490          92,565
                                                                                                       ----------      ----------

                                                                                                        1,771,559       1,965,210
                                                                                                       ----------      ----------

Property, Plant, and Equipment, at Cost, Net (Note 15)                                                    272,908         270,712
                                                                                                       ----------      ----------

Long-term Available-for-sale Investments, at Quoted Market Value (Notes 9 and 15)                               -           9,360
                                                                                                       ----------      ----------

Other Assets (Notes 2 and 15)                                                                             186,390         231,395
                                                                                                       ----------      ----------

Goodwill (Notes 2 and 15)                                                                               1,416,205       1,348,393
                                                                                                       ----------      ----------

                                                                                                       $3,647,062      $3,825,070
                                                                                                       ==========      ==========



<

>


                           THERMO ELECTRON CORPORATION

                    CONSOLIDATED BALANCE SHEET - (Continued)
                       (In thousands except share amounts)

                                                                                                          2002            2001
                                                                                                       ----------      ----------

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term obligations and current maturities of long-term obligations
    (Notes 10 and 19)                                                                                  $  484,480      $  528,988
 Accounts payable                                                                                         111,994         111,950
 Accrued payroll and employee benefits                                                                     97,856          92,262
 Accrued income taxes                                                                                      44,519          30,797
 Deferred revenue                                                                                          51,259          48,166
 Accrued restructuring costs (Note 15)                                                                     41,579          60,685
 Other accrued expenses (Note 2)                                                                          178,227         203,775
 Net liabilities of discontinued operations (Note 17)                                                      93,806          65,416
                                                                                                       ----------      ----------

                                                                                                        1,103,720       1,142,039
                                                                                                       ----------      ----------

Deferred Income Taxes (Note 6)                                                                             10,144           7,907
                                                                                                       ----------      ----------

Other Deferred Items (Note 5)                                                                              48,534          32,579
                                                                                                       ----------      ----------

Long-term Obligations (Notes 10 and 19):
 Senior convertible obligations                                                                                 -         145,414
 Senior notes                                                                                             141,032         128,725
 Subordinated convertible obligations                                                                     304,549         445,377
 Other                                                                                                      5,760           7,986
                                                                                                       ----------      ----------

                                                                                                          451,341         727,502
                                                                                                       ----------      ----------

Minority Interest (Note 17)                                                                                     -           6,901
                                                                                                       ----------      ----------

Commitments and Contingencies (Note 11)

Shareholders' Equity (Notes 5 and 12):
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 169,952,419 and
    199,816,264 shares issued                                                                             169,952         199,816
 Capital in excess of par value                                                                         1,212,145       1,758,567
 Retained earnings                                                                                        819,411         509,681
 Treasury stock at cost, 7,098,501 and 23,458,555 shares                                                 (129,675)       (457,475)
 Deferred compensation                                                                                     (4,852)         (3,157)
 Accumulated other comprehensive items (Note 8)                                                           (33,658)        (99,290)
                                                                                                       ----------      ----------

                                                                                                        2,033,323       1,908,142
                                                                                                       ----------      ----------

                                                                                                       $3,647,062      $3,825,070
                                                                                                       ==========      ==========


                     The accompanying notes are an integral part of these consolidated financial statements.

<

>


                           THERMO ELECTRON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                          2002            2001            2000
                                                                                       ---------       ---------       ---------

Operating Activities
 Net income (loss)                                                                     $ 309,730       $    (781)      $ (36,111)
 Adjustments to reconcile net income (loss) to income from continuing operations:
      Income from discontinued operations (Note 17)                                            -               -         (14,228)
      (Gain) loss on disposal of discontinued operations, net (Note 17)                 (115,370)         50,440         100,000
                                                                                       ---------       ---------       ---------

 Income from continuing operations                                                       194,360          49,659          49,661

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                       56,376          98,521          97,486
      Noncash restructuring and other costs, net (Note 15)                                11,750          41,144          22,865
      Provision for losses on accounts receivable                                          4,114           6,316           9,264
      Minority interest (income) expense                                                    (331)         (5,840)         10,567
      Equity in (earnings) loss of unconsolidated subsidiaries (Note 15)                  (2,533)         (4,699)         47,315
      Cumulative effect of change in accounting principle, net of income
        taxes and minority interest (Notes 1 and 16)                                           -             994          12,918
      Change in deferred income taxes                                                     23,770         (16,751)        (39,700)
      (Gain) loss on sale of businesses (Notes 2 and 15)                                  (2,484)         10,943        (126,330)
      Gain on investments, net (Notes 4, 9, and 15)                                     (123,134)        (35,579)         (6,849)
      Extraordinary item, net of income taxes (Note 10)                                      970          (1,061)           (532)
      Other noncash items, net                                                            15,547          34,264          29,213
      Other income                                                                        (1,381)           (511)         (4,372)
      Changes in current accounts, excluding the effects of
        acquisitions and dispositions:
          Accounts receivable                                                              4,535         (19,041)        (27,395)
          Inventories                                                                     21,470           7,724         (77,356)
          Other current assets                                                             9,888         (13,097)         (4,710)
          Accounts payable                                                                (8,000)        (19,082)         17,742
          Other current liabilities                                                      (92,563)         50,472          47,982
                                                                                       ---------       ---------       ---------

            Net cash provided by continuing operations                                   112,354         184,376          57,769
            Net cash provided by (used in) discontinued operations                        (9,462)          4,025         142,152
                                                                                       ---------       ---------       ---------

            Net cash provided by operating activities                                    102,892         188,401         199,921
                                                                                       ---------       ---------       ---------

Investing Activities
 Purchases of available-for-sale investments                                                 (83)       (680,337)       (473,576)
 Proceeds from sale of available-for-sale investments (Note 4)                           122,094         248,036         113,220
 Proceeds from maturities of available-for-sale investments                              217,011         250,345         403,134
 Proceeds from sale of other investments (Note 4)                                         65,540          43,255           6,367
 Purchases of property, plant, and equipment                                             (51,212)        (84,799)        (74,039)
 Proceeds from sale of property, plant, and equipment                                     11,016          11,638          21,828


<

>


                           THERMO ELECTRON CORPORATION

               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (In thousands)

                                                                                          2002            2001            2000
                                                                                       ---------       ---------       ---------

Investing Activities (continued)
 Acquisition of minority interests of subsidiaries (Note 17)                           $ (23,212)      $ (69,528)      $(307,166)
 Acquisitions, net of cash acquired (Note 2)                                             (78,683)        (14,130)        (15,808)
 Collection of notes receivable                                                           76,392               -               -
 Proceeds from sale of businesses, net of cash divested (Note 2)                          23,559          46,767         253,583
 Advance to affiliates                                                                         -         (16,088)        (96,434)
 Increase in other assets                                                                 (8,688)         (5,077)         (3,954)
 Other                                                                                     3,754          (1,580)          7,826
                                                                                       ---------       ---------       ---------

            Net cash provided by (used in) continuing operations                         357,488        (271,498)       (165,019)
            Net cash provided by discontinued operations                                 150,991         447,654         394,596
                                                                                       ---------       ---------       ---------

            Net cash provided by investing activities                                    508,479         176,156         229,577
                                                                                       ---------       ---------       ---------

Financing Activities
 Redemption and repayment of long-term obligations (Note 10)                            (598,050)        (43,129)       (161,191)
 Purchases of company and subsidiary common stock and subordinated
    convertible debentures (Note 10)                                                    (334,152)       (511,393)        (43,787)
 Net proceeds from issuance of company and subsidiary common stock
    (Notes 5 and 12)                                                                      25,335          69,873          58,466
 Increase (decrease) in short-term notes payable                                         311,134         (16,870)        (19,183)
 Proceeds from issuance of long-term obligations                                              31             249          14,577
 Other                                                                                     2,970          (1,760)         (4,377)
                                                                                       ---------       ---------       ---------

            Net cash used in continuing operations                                      (592,732)       (503,030)       (155,495)
            Net cash provided by (used in) discontinued operations                          (234)       (193,283)         17,914
                                                                                       ---------       ---------       ---------

            Net cash used in financing activities                                       (592,966)       (696,313)       (137,581)
                                                                                       ---------       ---------       ---------

Exchange Rate Effect on Cash of Continuing Operations                                     14,986          (3,760)         (2,883)
Exchange Rate Effect on Cash of Discontinued Operations                                      476           4,464          (9,997)
                                                                                       ---------       ---------       ---------

Increase (Decrease) in Cash and Cash Equivalents                                          33,867        (331,052)        279,037
Cash and Cash Equivalents at Beginning of Year                                           305,200         636,252         357,215
                                                                                       ---------       ---------       ---------

                                                                                         339,067         305,200         636,252
Cash and Cash Equivalents of Discontinued Operations at End of Year                          (29)         (7,643)       (130,728)
                                                                                       ---------       ---------       ---------

Cash and Cash Equivalents at End of Year                                               $ 339,038       $ 297,557       $ 505,524
                                                                                       =========       =========       =========

See Note 14 for supplemental cash flow information.





                     The accompanying notes are an integral part of these consolidated financial statements.


<

>


                           THERMO ELECTRON CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            AND SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                           2002           2001            2000
                                                                                        ----------     ----------      ----------

Comprehensive Income
Net Income (Loss)                                                                       $  309,730     $     (781)     $  (36,111)
                                                                                        ----------     ----------      ----------

Other Comprehensive Items (Note 8):
 Currency translation adjustment                                                            91,261        (24,606)        (44,975)
 Unrealized gains (losses) on available-for-sale investments, net of
    reclassification adjustment                                                            (65,894)        20,320           4,558
 Unrealized gains (losses) on hedging instruments, net of reclassification
    adjustment                                                                              (2,828)         1,338               -
 Minimum pension liability adjustment                                                      (18,949)             -               -
                                                                                        ----------     ----------      ----------

                                                                                             3,590         (2,948)        (40,417)
 Minority interest                                                                               -            (81)          5,188
                                                                                        ----------     ----------      ----------

                                                                                             3,590         (3,029)        (35,229)
                                                                                        ----------     ----------      ----------

                                                                                        $  313,320     $   (3,810)     $  (71,340)
                                                                                        ==========     ==========      ==========

Shareholders' Equity
Common Stock, $1 Par Value:
 Balance at beginning of year                                                           $  199,816     $  195,877      $  167,433
 Acquisition of minority interests of subsidiaries (Note 17)                                     -              -          22,553
 Issuance of stock under employees' and directors' stock plans                               2,136          3,939           5,891
 Restoration of stock to authorized but unissued status (Note 12)                          (32,000)             -               -
                                                                                        ----------     ----------      ----------

 Balance at end of year                                                                    169,952        199,816         195,877
                                                                                        ----------     ----------      ----------

Capital in Excess of Par Value:
 Balance at beginning of year                                                            1,758,567      1,681,452       1,052,837
 Acquisition of minority interests of subsidiaries (Note 17)                                     -              -         541,434
 Activity under employees' and directors' stock plans                                       31,669         56,542          84,840
 Tax benefit related to employees' and directors' stock plans                                6,696          9,461          18,000
 Effect of subsidiaries' equity transactions                                                   613         11,112         (15,659)
 Restoration of stock to authorized but unissued status (Note 12)                         (585,400)             -               -
                                                                                        ----------     ----------      ----------

 Balance at end of year                                                                  1,212,145      1,758,567       1,681,452
                                                                                        ----------     ----------      ----------

Retained Earnings:
 Balance at beginning of year                                                              509,681      1,005,857       1,041,968
 Distribution of Kadant and Viasys Healthcare subsidiaries to
    shareholders (Note 17)                                                                       -       (495,395)              -
 Net income (loss)                                                                         309,730           (781)        (36,111)
                                                                                        ----------     ----------      ----------

 Balance at end of year                                                                 $  819,411     $  509,681      $1,005,857
                                                                                        ----------     ----------      ----------


<

>


                           THERMO ELECTRON CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                     AND SHAREHOLDERS' EQUITY - (Continued)
                                 (In thousands)

                                                                                           2002           2001            2000
                                                                                        ----------     ----------      ----------

Treasury Stock:
 Balance at beginning of year                                                           $ (457,475)    $ (246,228)     $ (189,646)
 Purchases of company common stock                                                        (285,632)      (196,544)        (22,826)
 Activity under employees' and directors' stock plans                                       (3,968)       (12,305)        (26,590)
 Receipt of company common stock as repayment of notes receivable                                -         (2,398)         (6,155)
 Receipt of company common stock in connection with sale of business                             -              -          (1,011)
 Restoration of stock to authorized but unissued status (Note 12)                          617,400              -               -
                                                                                        ----------     ----------      ----------

 Balance at end of year                                                                   (129,675)      (457,475)       (246,228)
                                                                                        ----------     ----------      ----------

Deferred Compensation (Note 5):
 Balance at beginning of year                                                               (3,157)        (6,640)         (3,149)
 Awards under employees' stock plans                                                        (4,207)          (429)         (7,818)
 Amortization of deferred compensation                                                       2,272          3,700           3,725
 Forfeitures under employees' stock plans                                                      240            212             602
                                                                                        ----------     ----------      ----------

 Balance at end of year                                                                     (4,852)        (3,157)         (6,640)
                                                                                        ----------     ----------      ----------

Accumulated Other Comprehensive Items (Note 8):
 Balance at beginning of year                                                              (99,290)       (96,342)        (55,925)
 Other comprehensive items                                                                 (45,034)        (2,948)        (40,417)
 Reclassification of equity interests to available-for-sale investments
    (Notes 4 and 17)                                                                       110,666              -               -
                                                                                        ----------     ----------      ----------

 Balance at end of year                                                                    (33,658)       (99,290)        (96,342)
                                                                                        ----------     ----------      ----------

                                                                                        $2,033,323     $1,908,142      $2,533,976
                                                                                        ==========     ==========      ==========



                     The accompanying notes are an integral part of these consolidated financial statements.

<

>


                           THERMO ELECTRON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

       A world leader in high-tech instruments, Thermo Electron Corporation (the company) helps life science, laboratory, and industrial customers advance scientific knowledge, enable drug discovery, improve manufacturing processes, and protect people and the environment with instruments, scientific equipment, and sample-in/knowledge-out solutions. The company's powerful technologies help researchers make discoveries that will fight disease or prolong life. They automatically monitor and control online production to ensure the quality and safety of raw materials as well as the end-products themselves. And they are critical components embedded as enabling technologies within scientific and industrial devices.

Principles of Consolidation

       The accompanying financial statements include the accounts of the company and its majority- and wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Presentation

       During 2000 and 2001, the company completed the principal aspects of a major corporate reorganization. As part of this reorganization, the company spun off two businesses and sold a number of operating units. In addition, the company has taken private all of its majority-owned subsidiaries in its continuing operations, including Spectra-Physics, Inc., effective February 2002.
The results of operations of certain major lines of business that have been spun off, sold, or placed for sale have been classified as discontinued operations in the accompanying financial statements (Note 17).

Fiscal Year

       The company has adopted a fiscal year ending the Saturday nearest
December 31. References to 2002, 2001, and 2000 are for the fiscal years ended
December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

Revenue Recognition

       Prior to 2000, the company generally recognized revenues upon shipment of its products. During the fourth quarter of 2000, effective as of January 2, 2000, the company adopted Securities and Exchange Commission (SEC) Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial
Statements." Under SAB No. 101, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer use, revenues are recognized upon acceptance.
Revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation costs accrued (Note 16).

       The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due.
Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2002 balance sheet will be recognized within one year.

Warranty Obligations

       The company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the company's warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a

<

>


                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1.    Nature of Operations and Summary of Significant Accounting Policies
           (continued)

product failure, and supplier warranties on parts delivered to the company.
Should actual product failure rates, utilization levels, material usage, service delivery costs, or supplier warranties on parts differ from the company's estimates, revisions to the estimated warranty liability would be required. The changes in the carrying amount of product warranties for the year ended December
28, 2002, are as follows (in thousands):

       Balance at December 29, 2001                                                                                    $ 26,396
        Provision charged to income                                                                                      17,266
        Usage                                                                                                           (19,645)
        Other, net (a)                                                                                                    3,344
                                                                                                                       --------

       Balance at December 28, 2002                                                                                    $ 27,361
                                                                                                                       ========

       (a) Primarily represents the effects of currency translation.

Stock-based Compensation Plans and Pro Forma Stock-based Compensation Expense

       The company applies Accounting Principles Board Opinion (APB) No. 25,
"Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans (Note 5). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to shareholders' equity.

       In October 1995, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for
Stock-Based Compensation," which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted after 1994 under the company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain financial information of the company would have been as follows:

                                                                                              2002          2001           2000
                                                                                            --------      --------       --------
                                                                                                    (In thousands except
                                                                                                     per share amounts)
       Income from Continuing Operations Before Extraordinary Item and Cumulative
        Effect of Change in Accounting Principle:
           As reported                                                                      $195,330      $ 49,592       $ 62,047
           Add: Stock-based employee compensation expense included in reported
             results, net of tax                                                               3,117         2,294          2,272
           Deduct: Total stock-based employee compensation expense determined under
             the fair-value-based method for all awards, net of tax                          (27,749)      (26,090)       (20,855)
                                                                                            --------      --------       --------

           Pro forma                                                                        $170,698      $ 25,796       $ 43,464
                                                                                            ========      ========       ========

       Basic Earnings per Share from Continuing Operations Before Extraordinary
        Item and Cumulative Effect of Change in Accounting Principle:
           As reported                                                                      $   1.16      $    .27       $    .37
           Pro forma                                                                        $   1.01      $    .14       $    .26
       Diluted Earnings per Share from Continuing Operations Before
        Extraordinary Item and Cumulative Effect of Change in Accounting
        Principle:
           As reported                                                                      $   1.12      $    .27       $    .36
           Pro forma                                                                        $    .99      $    .14       $    .25


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

                                                                                              2002          2001            2000
                                                                                            --------      --------       --------
                                                                                                    (In thousands except
                                                                                                     per share amounts)
       Net Income (Loss):
           As reported                                                                      $309,730      $   (781)      $(36,111)
           Add: Stock-based employee compensation expense included in reported net
             income, net of tax                                                                3,117         2,294          2,272
           Deduct: Total stock-based employee compensation expense determined under
             the fair-value-based method for all awards, net of tax                          (27,749)      (26,090)       (20,855)
                                                                                            --------      --------       --------

           Pro forma                                                                        $285,098      $(24,577)      $(54,694)
                                                                                            ========      ========       ========

       Basic Earnings (Loss) per Share:
           As reported                                                                      $   1.84      $      -       $   (.22)
           Pro forma                                                                        $   1.69      $   (.14)      $   (.33)
       Diluted Earnings (Loss) per Share:
           As reported                                                                      $   1.73      $      -       $   (.22)
           Pro forma                                                                        $   1.60      $   (.13)      $   (.33)

       The weighted average fair value per share of options granted was $9.23, $9.85, and $6.58 in 2002, 2001, and 2000, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model assuming an expected dividend yield of zero and with the following weighted-average assumptions:

                                                                                              2002          2001           2000
                                                                                           ---------     ---------      ---------

       Volatility                                                                                42%           45%            35%
       Risk-free Interest Rate                                                                  4.2%          4.1%           4.9%
       Expected Life of Options                                                            6.0 years     5.0 years      3.9 years

       The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility.
Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Income Taxes

       In accordance with SFAS No. 109, "Accounting for Income Taxes," the company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

Earnings (Loss) per Share

       Basic earnings (loss) per share has been computed by dividing net income
(loss) by the weighted average number of shares outstanding during the year.
Except where the result would be antidilutive to income from continuing operations, diluted earnings (loss) per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects (Note 7).


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1.    Nature of Operations and Summary of Significant Accounting Policies
           (continued)

Cash and Cash Equivalents

       Cash equivalents consists principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Available-for-sale Investments

       The company's marketable debt and equity securities are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded in the "Accumulated other comprehensive items" component of shareholders' equity (Notes 8 and 9). Decreases in market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment and the company writes down the carrying amount of the investments to market value through other income
(expense), net, in the accompanying statement of operations.

Inventories

       Inventories are stated at the lower of cost (on a first-in, first-out or weighted average basis) or net realizable value and include materials, labor, and manufacturing overhead. The components of inventories are as follows:

                                                                                                            2002           2001
                                                                                                          --------       --------
                                                                                                            (In thousands)

       Raw Materials and Supplies                                                                         $134,039       $149,817
       Work in Progress                                                                                     50,894         56,417
       Finished Goods (includes $18,982 and $14,918 at customer locations)                                 147,871        130,807
                                                                                                          --------       --------

                                                                                                          $332,804       $337,041
                                                                                                          ========       ========

       The company periodically reviews its quantities of inventories on hand and compares these amounts to expected use of each particular product or product line. The company records as a charge to cost of revenues any amounts required to reduce the carrying value of inventories to net realizable value (Note 15).

Property, Plant, and Equipment

       The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 2 to 40 years; machinery and equipment, 1 to 15 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Property, plant, and equipment consists of the following:

                                                                                                            2002           2001
                                                                                                          --------       --------
                                                                                                            (In thousands)

       Land                                                                                               $ 34,221       $ 33,099
       Buildings and Improvements                                                                          156,812        142,697
       Machinery, Equipment, and Leasehold Improvements                                                    362,316        306,590
                                                                                                          --------       --------

                                                                                                           553,349        482,386
       Less: Accumulated Depreciation and Amortization                                                     280,441        211,674
                                                                                                          --------       --------

                                                                                                          $272,908       $270,712
                                                                                                          ========       ========

       Depreciation and amortization expense of property, plant, and equipment was $48.1 million, $51.4 million, and $52.9 million in 2002, 2001, and 2000, respectively.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Other Assets

       Other assets in the accompanying balance sheet includes intangible assets, notes receivable, deferred debt expense, other assets, and, in 2001, prepaid pension costs and an equity-method investment in FLIR Systems, Inc.
(Note 4). Intangible assets include the costs of acquired product technology, patents, trademarks, and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 2 to 20 years. The company has recorded no intangible assets with indefinite lives. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Acquired intangible assets are as follows:

                                                                                                   Accumulated
                                                                                     Gross        Amortization                Net
                                                                                  --------        ------------           --------
                                                                                                  (In thousands)

       December 28, 2002
        Product technology                                                        $ 58,250            $(17,877)          $ 40,373
        Patents                                                                     41,103             (20,409)            20,694
        Trademarks                                                                   4,489              (1,143)             3,346
        Other                                                                        4,663                (729)             3,934
                                                                                  --------            --------           --------

                                                                                  $108,505            $(40,158)          $ 68,347
                                                                                  ========            ========           ========

       December 29, 2001
        Product technology                                                        $ 25,227            $(13,333)          $ 11,894
        Patents                                                                     40,447             (16,685)            23,762
        Trademarks                                                                   2,421                (799)             1,622
        Other                                                                        4,477              (1,618)             2,859
                                                                                  --------            --------           --------

                                                                                  $ 72,572            $(32,435)          $ 40,137
                                                                                  ========            ========           ========

       The estimated future amortization expense of acquired intangible assets is as follows (in thousands):

       2003                                                                                                              $  9,573
       2004                                                                                                                 8,831
       2005                                                                                                                 7,036
       2006                                                                                                                 6,237
       2007                                                                                                                 5,853
       2008 and thereafter                                                                                                 30,817
                                                                                                                         --------

                                                                                                                         $ 68,347
                                                                                                                         ========

       Amortization of acquired intangible assets was $8.3 million, $6.9 million, and $6.7 million in 2002, 2001, and 2000, respectively.



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1.    Nature of Operations and Summary of Significant Accounting Policies
           (continued)

Goodwill

       Goodwill was amortized through December 29, 2001, using the straight-line method over periods ranging from 5 to 40 years. Accumulated amortization was $233.0 million at year-end 2001. In June 2001, the FASB issued SFAS No. 142,
"Goodwill and Other Intangible Assets." The company adopted SFAS No. 142 effective December 30, 2001. Under SFAS No. 142, amortization of goodwill ceased and the company assesses the realizability of this asset annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company's reporting units. The company estimates the fair value of its reporting units by using market comparables for similar businesses and forecasts of discounted future cash flows. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss (Note 15).

       The company performed an initial test for impairment upon adoption of SFAS No. 142 at December 29, 2001, and determined that goodwill was not impaired. The company completed an annual test for impairment at December 28, 2002, and determined that goodwill was not impaired.

       Pro forma results for 2001 and 2000, as if SFAS No. 142 had been adopted at the beginning of 2000, are as follows:

                                                                                                        2001              2000
                                                                                                      --------          --------
                                                                                                         (In thousands except
                                                                                                          per share amounts)

       Income from Continuing Operations Before Extraordinary Item and Cumulative
        Effect of Change in Accounting Principle:
           As reported                                                                                $ 49,592          $ 62,047
           Pro forma                                                                                    86,390            95,495
       Basic Earnings per Share from Continuing Operations Before Extraordinary
        Item and Cumulative Effect of Change in Accounting Principle:
           As reported                                                                                     .27               .37
           Pro forma                                                                                       .48               .57
       Diluted Earnings per Share from Continuing Operations Before
        Extraordinary Item and Cumulative Effect of Change in Accounting
        Principle:
           As reported                                                                                     .27               .36
           Pro forma                                                                                       .47               .55

       Net Income (Loss):
           As reported                                                                                $   (781)         $(36,111)
           Pro forma                                                                                    36,017            (2,663)
       Basic Earnings (Loss) per Share:
           As reported                                                                                       -              (.22)
           Pro forma                                                                                       .20              (.02)
       Diluted Earnings (Loss) per Share:
           As reported                                                                                       -              (.22)
           Pro forma                                                                                       .20              (.02)



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

       The changes in the carrying amount of goodwill for 2002 and 2001 by segment are as follows:

                                                                    Life and
                                                                  Laboratory      Measurement           Optical
                                                                    Sciences      and Control      Technologies            Total
                                                                  ----------      -----------      ------------       ----------
                                                                                         (In thousands)

       Balance at December 30, 2000                               $  808,908       $  430,531        $  139,225       $1,378,664
        Acquisitions                                                  10,915              474                 -           11,389
        Amortization                                                 (23,629)         (12,117)           (4,478)         (40,224)
        Write off due to sale or planned sale of businesses           (8,515)         (22,455)           (2,214)         (33,184)
        Acquisition of minority interest of subsidiary                     -                -            45,829           45,829
        Other (a)                                                     (1,975)            (146)                -           (2,121)
        Currency translation                                          (8,283)          (2,999)             (678)         (11,960)
                                                                  ----------       ----------        ----------       ----------

       Balance at December 29, 2001                                  777,421          393,288           177,684        1,348,393
        Acquisitions                                                  22,666            2,361                 -           25,027
        Write off due to sale of businesses                             (463)          (3,332)             (517)          (4,312)
        Acquisition of minority interest of subsidiary                     -                -            15,807           15,807
        Other (a)                                                        351           (2,239)           (3,036)          (4,924)
        Currency translation                                          25,791            8,032             2,391           36,214
                                                                  ----------       ----------        ----------       ----------

       Balance at December 28, 2002                               $  825,766       $  398,110        $  192,329       $1,416,205
                                                                  ==========       ==========        ==========       ==========

       (a) Principally represents use of previously reserved acquired net operating losses and reversal of acquisition reserves that were not required.

Currency Translation

       All assets and liabilities of the company's non-U.S. subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year in accordance with SFAS No. 52, "Foreign
Currency Translation." Resulting translation adjustments are reflected in the "Accumulated other comprehensive items" component of shareholders' equity.
Currency transaction gains and losses are included in the accompanying statement of operations and are not material for the three years presented.

Forward Contracts

       Effective in the first quarter of 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivatives, including forward currency-exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value or cash flows. Adoption of SFAS No. 133 in the first quarter of 2001 resulted in the deferral of a gain of $1.0 million, net of tax and minority interest, and a corresponding loss on periods prior to 2001, which was classified as "Cumulative effect of the change in accounting principle" in the accompanying 2001 statement of operations. This deferred gain

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1.    Nature of Operations and Summary of Significant Accounting Policies
           (continued)

related to forward currency-exchange contracts that were marked to market through earnings prior to the adoption of SFAS No. 133. The entire deferred gain recorded upon adoption was reclassified into earnings during 2001 as the underlying hedged transactions occurred.

       The company uses forward currency-exchange contracts primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair-value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from sales that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in U.S. dollars, Euros, British pounds sterling, Japanese yen, and Swiss francs. The company enters into these currency-exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business. Accordingly, the hedges are not speculative in nature. As part of the company's overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some operating units hedge a portion of their currency exposures anticipated over the ensuing
12-month period, using exchange contracts that have maturities of 12 months or less. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

       The company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency losses and gains on the underlying exposure being hedged. Cash flows resulting from currency-exchange contracts qualifying as cash-flow hedges are recorded in the accompanying statement of cash flows in the same category as the item being hedged. At December 28, 2002, the company had deferred losses, net of income taxes, relating to forward currency-exchange contracts of approximately $1.5 million, substantially all of which is expected to be recognized as expense over the next 12 months to approximately offset gains on the exposures being hedged. The ineffective portion of the gain or loss on derivative instruments is recorded in other income (expense), net, in the accompanying 2002 and 2001 statement of operations and is not material.

       See Note 15 for the effect in 2000 of a majority-owned subsidiary's early adoption of SFAS No. 133.

       Prior to adoption of SFAS No. 133, gains and losses arising from forward currency-exchange contracts were recognized as offsets to losses and gains resulting from the exposures being hedged.

Recent Accounting Pronouncements

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective in 2003. The company does not expect the adoption of this new standard to have a material impact on its financial statements.

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

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1.    Nature of Operations and Summary of Significant Accounting Policies
           (continued)

       In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." Adoption of the standard is generally required in 2003. Under the standard, gains and losses on early extinguishment of debt, currently classified by the company as extraordinary items, will no longer be treated as such but instead will be reported as other nonoperating income or expense. Prior periods will be restated to conform to this presentation.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities," which supersedes Emerging Issues
Task Force Issue (EITF) 94-3, "Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity (Including Certain
Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities and generally will lengthen the timeframe for reporting of expenses relating to restructuring activities beyond the period in which a plan is initiated. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after 2002. The provisions of EITF 94-3 will continue to apply with regard to the company's previously announced restructuring plans.

       In November 2002, the EITF reached a final consensus on EITF Issue No.
00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The provisions of EITF 00-21 are required to be adopted for revenue arrangements entered into by the company after June 28, 2003, although early adoption is permitted. EITF 00-21 addresses arrangements with customers that have multiple deliverables such as equipment and installation and provides guidance as to when recognition of revenue for each deliverable is appropriate. The company is evaluating the timing and impact of adoption of EITF 00-21.

       In November 2002, the FASB issued FASB Interpretation (FIN) No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. The company is complying with the disclosure requirements of FIN No. 45 and is evaluating the effect the other requirements may have on its financial statements.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure - an amendment of FASB
Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for
Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the company has elected to apply APB No. 25
"Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. The company is complying with the disclosure requirements of SFAS No.
148.

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable
Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN
No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1.    Nature of Operations and Summary of Significant Accounting Policies
           (continued)

equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties.
In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the company is required to apply FIN No. 46 on July 1, 2003. The company does not expect FIN
No. 46 will have a material effect on its financial statements.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in determining the loss on disposition of the company's discontinued operations including post-closing adjustments (Note 17), in estimating future cash flows to quantify impairment of assets, and in determining the ultimate loss from abandoning leases at facilities being exited (Note 15). Actual results could differ from those estimates.

Note 2.    Acquisitions and Dispositions

Acquisitions

       In July 2002, the Measurement and Control segment acquired the radiation-monitoring products business (RMP) of Saint-Gobain Corporation to further enhance its line of security products. The aggregate purchase price was $31.4 million in cash. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $2.4 million has been allocated as goodwill. RMP is a major supplier of radiation safety, security, and industrial equipment to the U.S. market, and the leader in personal radiation monitoring in the United Kingdom.

       In a transaction undertaken in April and May 2002, the Life and Laboratory Sciences segment acquired CRS Robotics Corporation (CRS), a Toronto
Stock Exchange-listed company, for 5.75 Canadian dollars per share
(approximately $3.68 per share). The segment subsequently renamed the business
Thermo CRS. The aggregate purchase price was $43.0 million in cash, net of cash acquired. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $21.9 million has been allocated as goodwill. Thermo CRS is a global supplier of lab automation robotics, software, and equipment to the drug-discovery market. The acquisition was made to further enhance the segment's product offering for laboratory automation equipment.

       In 2002, in addition to the acquisitions of RMP and CRS, the company made two other acquisitions for $4.3 million in cash.



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2.    Acquisitions and Dispositions (continued)

       The components of the purchase price allocation for 2002 acquisitions are as follows:

                                                                         CRS              RMP             Other            Total
                                                                    --------         --------          --------         --------
                                                                                           (In thousands)

       Purchase Price:
        Cash paid (a)                                               $ 43,187         $ 31,367          $  4,271         $ 78,825
        Cash acquired                                                   (142)               -                 -             (142)
                                                                    --------         --------          --------         --------

                                                                    $ 43,045         $ 31,367          $  4,271         $ 78,683
                                                                    ========         ========          ========         ========

       Allocation:
        Current assets                                              $  5,874         $ 15,620          $  3,137         $ 24,631
        Property, plant, and equipment                                   837            6,799                 -            7,636
        Acquired intangible assets                                    22,935           11,800             2,330           37,065
        Goodwill                                                      21,946            2,361               720           25,027
        Other assets                                                       -              380                 -              380
        Liabilities assumed and other                                 (8,547)          (5,593)           (1,916)         (16,056)
                                                                    --------         --------          --------         --------

                                                                    $ 43,045         $ 31,367          $  4,271         $ 78,683
                                                                    ========         ========          ========         ========

       (a) Includes acquisition expenses.

       Acquired intangible assets for 2002 acquisitions are as follows:

                                                                         CRS              RMP             Other            Total
                                                                    --------         --------          --------         --------
                                                                                           (In thousands)

       Product Technology                                           $ 20,367         $  8,451          $  2,330         $ 31,148
       Patents                                                             -              499                 -              499
       Trademarks                                                      1,183              864                 -            2,047
       Other                                                           1,385            1,986                 -            3,371
                                                                    --------         --------          --------         --------

                                                                    $ 22,935         $ 11,800          $  2,330         $ 37,065
                                                                    ========         ========          ========         ========

       The weighted-average amortization periods for intangible assets acquired in 2002 are: 11 years for product technology and patents; 6 years for trademarks; and 8 years for other intangible assets. The weighted-average amortization period for all intangible assets acquired in 2002 is 10 years.

       In 2001 and 2000, the company made several acquisitions for $14.1 million and $15.8 million in cash, net of cash acquired, respectively.

       These acquisitions have been accounted for using the purchase method of accounting, and the acquired companies' results have been included in the accompanying financial statements from their respective dates of acquisition.
The aggregate cost of the acquisitions in 2001 and 2000 exceeded the estimated fair value of the acquired net assets by $25.0 million, which was amortized principally over 40 years through 2001. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and, for acquisitions completed

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2.    Acquisitions and Dispositions (continued)

in 2002, is subject to adjustment upon finalization of the purchase price allocation. The company has gathered no information that indicates the final purchase price allocations will differ materially from the preliminary estimates. Pro forma results are not presented as the acquisitions did not materially affect the company's results of operations individually or in the aggregate.

       The company has undertaken restructuring activities at acquired businesses. These activities, which were accounted for in accordance with EITF
95-3, "Recognition of Liabilities in Connection with a Purchase Business
Combination," have primarily included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the company established reserves as detailed below, primarily for severance and excess facilities. In accordance with EITF 95-3, the company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

       A summary of the changes in accrued acquisition expenses for acquisitions completed during 2002 is as follows:

                                                                                  Abandonment
                                                                                    of Excess
                                                                 Severance         Facilities             Other            Total
                                                                 ---------        -----------            ------           ------
                                                                                              (In thousands)

        Reserves established                                        $1,727             $  509            $  487           $2,723
        Payments                                                      (477)                 -                 -             (477)
        Currency translation                                            69                 79                12              160
                                                                    ------             ------            ------          -------

       Balance at December 28, 2002                                 $1,319             $  588            $  499           $2,406
                                                                    ======             ======            ======           ======

       The principal accrued acquisition expenses for 2002 acquisitions were for severance for approximately 102 employees at the acquired businesses, primarily in manufacturing, research and development, and sales and service; closure of a Thermo CRS manufacturing facility in Austria, with a lease expiring in 2003, whose operations were consolidated into other existing facilities; and relocation of RMP employees from the seller's operations in Ohio and the United
Kingdom to the company's facilities. The company expects to pay amounts accrued for acquisition expenses primarily through the third quarter of 2003.



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2.    Acquisitions and Dispositions (continued)

       A summary of the changes in accrued acquisition expenses for acquisitions completed before 2000 is as follows:

                                                                                  Abandonment
                                                                                    of Excess
                                                                 Severance         Facilities             Other             Total
                                                                 ---------        -----------           -------           -------
                                                                                            (In thousands)

       Balance at January 1, 2000                                  $ 5,566            $11,215           $ 2,664           $19,445
        Reserves established                                            90                111                 -               201
        Payments                                                    (2,971)            (2,326)           (1,034)           (6,331)
        Decrease recorded as a reduction in goodwill                  (279)              (193)              (39)             (511)
        Reserves of businesses sold                                   (715)              (154)             (999)           (1,868)
        Currency translation                                           155               (976)              (79)             (900)
                                                                   -------            -------           -------           -------

       Balance at December 30, 2000                                  1,846              7,677               513            10,036
        Payments                                                      (467)            (1,038)             (358)           (1,863)
        Decrease recorded as a reduction in other
           intangible assets                                          (720)              (194)                -              (914)
        Currency translation                                           (33)              (219)              (24)             (276)
                                                                   -------            -------           -------           -------

       Balance at December 29, 2001                                    626              6,226               131             6,983
        Payments                                                      (353)              (452)              (73)             (878)
        Decrease recorded as a reduction in goodwill
           and other intangible assets                                (329)                 -               (73)             (402)
        Currency translation                                            56                648                15               719
                                                                   -------            -------           -------           -------

       Balance at December 28, 2002                                $     -            $ 6,422           $     -           $ 6,422
                                                                   =======            =======           =======           =======

       The principal acquisition expenses for pre-2000 acquisitions were for severance for approximately 776 employees across all functions and for abandoned facilities, primarily related to the company's acquisitions of Life Sciences
International PLC in 1997, the product-monitoring businesses of Graseby Limited in 1998, and Spectra-Physics AB in 1999. The abandoned facilities for the 1997 and 1998 acquisitions include two operating facilities in North America with leases that expired in 2001 and four operating facilities in England with leases expiring through 2014. The abandoned facilities at Spectra-Physics include operating facilities in Sweden, Germany, and France with obligations that principally expired in 2001. The amounts captioned as "other" primarily represent employee relocation, contract termination, and other exit costs. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves have been reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists.

       The company did not establish material reserves for restructuring businesses acquired in 2000 or 2001.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2.    Acquisitions and Dispositions (continued)

Dispositions

       In 2002 and 2001, the company's continuing operations sold several noncore businesses for net cash proceeds of $23.6 million and $46.8 million, respectively, and recorded $2.5 million of net pretax gains in 2002 and $10.9 million of pretax losses in 2001, which are included in restructuring and other costs (income), net, in the accompanying statement of operations.

       In July 2000, the company's Measurement and Control segment completed the sale of its wholly owned Spectra Precision businesses to Trimble Navigation
Limited for $208.1 million in net cash proceeds and $80.0 million in seller debt financing at an initial interest rate of 10%. The note from the buyer called for repayment in two equal, annual installments beginning in July 2001, but permitted extension of maturity under certain conditions. Trimble elected to defer the note payable due in July 2001, and the company and Trimble negotiated a change in terms in March 2002. Under the revised terms, Trimble paid $11 million of principal, together with $10 million of accrued interest. Maturity for the remaining balance was extended to July 2004, and the amended note carries an interest rate of 10.41% and has provisions that require earlier repayment under certain conditions. Interest on the note is added to the note's principal balance if payment of the interest would cause Trimble to violate covenants under its primary bank agreements. As of December 28, 2002, the principal balance of the note had increased to $69.1 million as a result of this provision. The note is included in other assets in the accompanying balance sheet. In addition, the company obtained warrants to purchase up to 376,233 shares of Trimble, of which 200,000 shares were exercisable immediately at $15.11 per share through 2007, and the balance of which becomes exercisable for five-year terms at various times and prices depending on the outstanding balance of the note. At December 28, 2002, warrants to purchase an additional 35,188 shares had become exercisable at prices ranging from $9.18 to $14.46 per share.
Spectra Precision, formerly part of the Measurement and Control segment, was acquired as part of Spectra-Physics AB in 1999 and provides the construction, surveying, and heavy-machine industries with precision-positioning equipment.

       In addition, in 2000, the company's continuing operations sold several other noncore businesses for net cash proceeds of $45.5 million. The company realized aggregate pretax gains of $126.3 million in 2000 from the sale of businesses, which are included in restructuring and other costs (income), net, in the accompanying statement of operations.

Note 3.    Business Segment and Geographical Information

       The company's businesses are managed in three segments:

       Life and Laboratory Sciences: serves the pharmaceutical, biotechnology, and other research and industrial laboratory markets, as well as scientists in government and academia, with tools that enable discovery, R&D, and quality assurance. The segment also serves the healthcare market with rapid point-of-care diagnostic tests, and with equipment, laboratory-automation systems, and consumables for clinical and anatomical pathology laboratories.

       Measurement and Control: enables customers in key industrial markets, including chemical, semiconductor, pharmaceutical, food and beverage, minerals and mining, and steel, to control and optimize their manufacturing processes.
The segment's analytical tools, online process instruments, and precision temperature-control systems increase quality, improve productivity, and ensure worker safety, environmental protection, and regulatory compliance. The segment also offers a comprehensive range of chemical, radiation, and explosives-detection instruments.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3.    Business Segment and Geographical Information (continued)

       Optical Technologies: provides high-power semiconductor and solid-state lasers, as well as other photonic components and devices used in applications ranging from industrial and microelectronic manufacturing and scientific research to medical diagnostics and analytical instrumentation. Under the Spectra-Physics brand, the segment offers a broad range of photonics products, an extensive catalog, and specialized services for the design, prototyping, and manufacturing of optical-based equipment.

       During 2002, the company transferred management responsibility for several businesses between segments as follows: (1) the spectroscopy businesses were moved to the Life and Laboratory Sciences segment from the Measurement and Control segment; (2) the temperature-control businesses were moved to the Measurement and Control segment from the Optical Technologies segment; (3) the electrochemistry products business was moved to the Measurement and Control segment from the Life and Laboratory Sciences segment; and (4) the Thermo
Projects unit was moved from a separate segment (previously included as "Other") to the Life and Laboratory Sciences segment. Prior-period segment information has been restated to reflect these changes.

                                                                                           2002           2001           2000
                                                                                        ----------     ----------     ----------
                                                                                                    (In thousands)

       Business Segment Information
       Revenues:
           Life and Laboratory Sciences                                                 $1,139,671     $1,113,780     $1,046,087
           Measurement and Control                                                         614,377        676,271        880,315
           Optical Technologies                                                            342,220        408,935        363,938
           Intersegment (a)                                                                 (9,913)       (10,776)        (9,818)
                                                                                        ----------     ----------     ----------

                                                                                        $2,086,355     $2,188,210     $2,280,522
                                                                                        ==========     ==========     ==========

       Income from Continuing Operations Before Provision for Income Taxes,
        Minority Interest, Extraordinary Item, and Cumulative Effect of Change
        in Accounting Principle:
           Life and Laboratory Sciences (b)                                             $  177,664     $  105,655     $  119,622
           Measurement and Control (c)                                                      50,288         16,879        181,493
           Optical Technologies (d)                                                        (22,139)       (37,366)        18,665
                                                                                        ----------     ----------     ----------

             Total Segment Operating Income (e)                                            205,813         85,168        319,780
           Corporate/Other (f)                                                              82,173        (14,487)      (134,949)
                                                                                        ----------     ----------     ----------

                                                                                        $  287,986     $   70,681     $  184,831
                                                                                        ==========     ==========     ==========

       Total Assets:
           Life and Laboratory Sciences                                                 $1,636,778     $1,454,028     $1,526,741
           Measurement and Control                                                         958,267      1,133,303      1,164,371
           Optical Technologies                                                            409,551        521,527        493,124
           Corporate (g)                                                                   642,466        716,212        775,448
           Net Assets of Discontinued Operations                                                 -              -        903,293
                                                                                        ----------     ----------     ----------

                                                                                        $3,647,062     $3,825,070     $4,862,977
                                                                                        ==========     ==========     ==========


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3.    Business Segment and Geographical Information (continued)

                                                                                           2002           2001           2000
                                                                                        ----------     ----------     ----------
                                                                                                    (In thousands)

       Depreciation:
           Life and Laboratory Sciences                                                 $   20,853     $   21,046     $   21,548
           Measurement and Control                                                          10,131         13,649         18,079
           Optical Technologies                                                             14,193         14,633         12,098
           Corporate                                                                         2,880          2,100          1,189
                                                                                        ----------     ----------     ----------

                                                                                        $   48,057     $   51,428     $   52,914
                                                                                        ==========     ==========     ==========

       Amortization:
           Life and Laboratory Sciences                                                 $    5,323     $   27,838     $   24,182
           Measurement and Control                                                           1,600         13,344         15,209
           Optical Technologies                                                              1,396          5,911          4,681
           Corporate                                                                             -              -            500
                                                                                        ----------     ----------     ----------

                                                                                        $    8,319     $   47,093     $   44,572
                                                                                        ==========     ==========     ==========

       Capital Expenditures:
           Life and Laboratory Sciences                                                 $   24,937     $   28,307     $   21,689
           Measurement and Control                                                          10,329         13,268         21,652
           Optical Technologies                                                             13,981         37,218         29,095
           Corporate                                                                         1,965          6,006          1,603
                                                                                        ----------     ----------     ----------

                                                                                        $   51,212     $   84,799     $   74,039
                                                                                        ==========     ==========     ==========

       Geographical Information
       Revenues (h):
           United States                                                                $1,379,673     $1,480,033     $1,574,737
           England                                                                         293,643        315,033        311,660
           Germany                                                                         244,396        184,175        198,416
           Other                                                                           567,649        520,133        540,445
           Transfers among geographical areas (a)                                         (399,006)      (311,164)      (344,736)
                                                                                        ----------     ----------     ----------

                                                                                        $2,086,355     $2,188,210     $2,280,522
                                                                                        ==========     ==========     ==========

       Long-lived Assets (i):
           United States                                                                $  168,044     $  199,111     $  222,169
           England                                                                          27,544         24,613         28,215
           Germany                                                                          27,319         21,358         21,963
           Other                                                                            57,785         46,840         38,930
                                                                                        ----------     ----------     ----------

                                                                                        $  280,692     $  291,922     $  311,277
                                                                                        ==========     ==========     ==========

       Export Sales Included in United States Revenues Above (j)                        $  376,142     $  386,799     $  436,378
                                                                                        ==========     ==========     ==========



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3.    Business Segment and Geographical Information (continued)

(a) Intersegment sales and transfers among geographical areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other costs, net, of $18.3 million, $45.6 million, and $24.7 million in 2002, 2001, and 2000, respectively.
(c) Includes restructuring and other costs of $13.3 million and $44.6 million in 2002 and 2001, respectively, and restructuring and other income, net, of $99.8 million in 2000.
(d) Includes restructuring and other costs, net, of $27.1 million, $57.1 million, and $6.0 million in 2002, 2001, and 2000, respectively.
(e) Segment operating income is operating income excluding costs incurred at the company's corporate office.
(f) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $2.6 million, $11.5 million, and $20.5 million at the company's corporate office in 2002, 2001, and 2000, respectively. Other income and expense includes $111.4 million and $35.1 million of income in 2002 and 2001, respectively, and $45.1 million of charges in 2000, primarily related to the company's investment in FLIR, and other expense of $2.8 million for impairment of investments in 2001.
(g) Primarily cash and cash equivalents, short- and long-term investments, and property and equipment at the company's corporate office.
(h)  Revenues are attributed to countries based on selling location.
(i) Includes property, plant, and equipment, net, and other long-term tangible assets.
(j)  In general, export revenues are denominated in U.S. dollars.

Note 4.    Other Income (Expense), Net

       The components of other income (expense), net, in the accompanying statement of operations are as follows:

                                                                                               2002          2001          2000
                                                                                             --------      --------      --------
                                                                                                       (In thousands)

       Interest Income                                                                       $ 47,874      $ 68,490      $ 40,151
       Interest Expense (Note 10)                                                             (40,916)      (71,769)      (83,142)
       Equity in Earnings (Loss) of Unconsolidated Subsidiaries (Note 15)                       2,533         4,699       (47,315)
       Gain on Investments, Net (Notes 9 and 15)                                              123,134        35,579         6,849
       Other Items, Net                                                                           (92)         (520)        2,273
                                                                                             --------      --------      --------

                                                                                             $132,533      $ 36,479      $(81,184)
                                                                                             ========      ========      ========

       The company acquired 4,162,000 shares of FLIR common stock in connection with a business acquired in 1999. FLIR designs, manufactures, and markets thermal imaging and broadcast camera systems that detect infrared radiation or heat emitted directly by all objects and materials. Through the first quarter of 2002, the company accounted for its investment in FLIR using the equity method with a one quarter lag to ensure the availability of FLIR's operating results in time to enable the company to include its pro-rata share of FLIR's results with its own. The investment in FLIR is included in other assets in the accompanying
2001 balance sheet. In December 2001, following a sale of shares, the company's ownership of FLIR fell below 20%. In the first quarter of 2002, the company recorded $2.1 million of income as its share of FLIR's fourth quarter 2001 earnings through the date on which the company's ownership fell below 20%.
Effective March 30, 2002, the company accounts for its investment in FLIR as an available-for-sale security and no longer records its share of FLIR's earnings.
As an available-for-sale security, the investment in FLIR is recorded at quoted market value in current assets and unrealized gains or losses are recorded as a part of accumulated other comprehensive items in the accompanying 2002 balance sheet.

<

>


                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.    Other Income (Expense), Net (continued)

       The company sold 2,669,700 and 1,150,000 shares of FLIR common stock during 2002 and 2001, respectively, and realized gains of $111.4 million and $35.1 million, respectively. These gains included $39.5 million and $14.2 million in 2002 and 2001, respectively, from the recovery of amounts written down in prior years. At December 28, 2002, the company owned 334,175 shares of FLIR with a market value of $15.8 million.

       During 2000, the company recorded a charge to reflect an impairment of its investment in FLIR that was deemed to be other than temporary (Note 15).

       Summary unaudited financial information for FLIR as of and for the 12 months ended September 30, 2001 and 2000, is as follows:

                                                                                                       2001                2000
                                                                                                     --------            --------
                                                                                                           (In thousands)

       Current Assets                                                                                $118,093            $114,494
       Noncurrent Assets                                                                               43,903              51,439
                                                                                                     --------            --------

       Total Assets                                                                                  $161,996            $165,933
                                                                                                     ========            ========

       Current Liabilities                                                                           $103,804            $132,917
       Noncurrent Liabilities                                                                           8,948               4,251
       Shareholders' Equity                                                                            49,244              28,765
                                                                                                     --------            --------

       Total Liabilities and Shareholders' Equity                                                    $161,996            $165,933
                                                                                                     ========            ========


                                                                                                       Twelve Months Ended
                                                                                                ---------------------------------
                                                                                                September 30,       September 30,
                                                                                                         2001                2000
                                                                                                -------------       -------------
                                                                                                         (In thousands)

       Revenues                                                                                      $206,573            $181,562
       Cost of Revenues                                                                                95,587             114,211
                                                                                                     --------            --------

       Gross Profit                                                                                  $110,986            $ 67,351
                                                                                                     ========            ========

       Net Earnings (Loss)                                                                           $ 18,247            $(59,992)
                                                                                                     ========            ========



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5.    Employee Benefit Plans

Stock-based Compensation Plans

Stock Option Plans
------------------

       The company has stock-based compensation plans for its key employees, directors, and others. These plans permit the grant of a variety of stock and stock-based awards as determined by the human resources committee of the company's Board of Directors (the Board Committee) or by the company's chief executive officer in limited circumstances, including restricted stock, stock options, stock bonus shares, or performance-based shares. Generally, options granted prior to July 2000 under these plans are exercisable immediately, but shares acquired upon exercise are subject to certain transfer restrictions and the right of the company to repurchase the shares at the exercise price upon certain events, primarily termination of employment. The restrictions and repurchase rights lapse over periods ranging from 0-10 years, depending on the term of the option, which may range from 3-12 years. Options granted in or after July 2000 under these plans generally vest over three to five years, assuming continued employment with certain exceptions. Upon a change in control of the company, all options, regardless of grant date, become immediately exercisable and shares acquired upon exercise cease to be subject to transfer restrictions and the company's repurchase rights. Nonqualified options are generally granted at fair market value, although options may be granted at a price at or above 85% of the fair market value on the date of grant. Incentive stock options must be granted at not less than the fair market value of the company's stock on the date of grant. Generally, stock options have been granted at fair market value.
The company also has a directors' stock option plan that provides for the annual grant of stock options of the company to outside directors pursuant to a formula approved by the company's shareholders. Options awarded under this plan are immediately exercisable and expire three to seven years after the date of grant.

       Following the completion of a cash tender offer in December 2001 for all the shares of Spectra-Physics it did not previously own, the company completed a short-form merger with Spectra-Physics in February 2002. Options to purchase shares of Spectra-Physics became options to purchase 2,242,000 shares of Thermo
Electron common stock, which was accounted for in accordance with the methodology set forth in FIN No. 44, "Accounting for Certain Transactions
Involving Stock Compensation" (Note 17).

       In August and November 2001, the company distributed all of its shares of two subsidiaries to the company's shareholders (Note 17). The intrinsic value of the options issued under the company's employee stock plans prior to the spinoffs was maintained following the spinoffs in accordance with the methodology set forth in FIN No. 44. The data in the accompanying tables has been adjusted to reflect the spinoffs. Options to purchase 908,000 shares of company common stock held by employees of these businesses were cancelled on the dates of the spinoffs. These employees received equivalent options in stock of their respective business.

       In 2002, 2001, and 2000, the company awarded to a number of key employees
323,000, 17,120, and 372,800 shares, respectively, of restricted company common stock or restricted units that convert into an equivalent number of shares of common stock assuming continued employment, with some exceptions. The awards had an aggregate value of $6.5 million, $0.4 million, and $7.8 million, respectively. The awards generally vest over three years, assuming continued employment, with some exceptions. Of the shares/units awarded in 2002, 112,000 units vested immediately. During 2000, restricted common stock of the company's formerly majority-owned subsidiaries was converted into 100,715 shares of restricted company common stock with the same terms. The company has recorded the fair value of the restricted stock as deferred compensation in the accompanying balance sheet and is amortizing the amount over the vesting periods.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5.    Employee Benefit Plans (continued)

       A summary of the company's stock option activity is as follows:

                                                                   2002                     2001                     2000
                                                           --------------------     --------------------     -------------------
                                                                       Weighted                 Weighted                Weighted
                                                           Number       Average     Number       Average     Number      Average
                                                               of      Exercise         of      Exercise         of     Exercise
                                                           Shares         Price     Shares         Price     Shares        Price
                                                           ------      --------     ------      --------     ------     --------
                                                                                 (Shares in thousands)

       Options Outstanding, Beginning of Year              19,663        $17.78     24,579        $16.62     15,849       $16.86
        Granted                                             5,322         19.69      3,086         22.00      2,595        18.49
        Assumed in mergers with subsidiaries (Note 17)      2,242         42.71          -             -     16,221        14.62
        Exercised                                          (2,049)        13.03     (4,258)        13.16     (5,915)       13.53
        Forfeited                                          (2,706)        26.46     (2,836)        19.27     (4,171)       15.25
        Canceled due to spinoffs                                -             -       (908)        17.53          -            -
                                                           ------                   ------                   ------

       Options Outstanding, End of Year                    22,472        $20.11     19,663        $17.78     24,579       $16.62
                                                           ======        ======     ======        ======     ======       ======

       Options Exercisable                                 11,391        $19.44     15,612        $16.83     23,120       $16.41
                                                           ======        ======     ======        ======     ======       ======

       Options Available for Grant                          3,667                    8,234                    3,826
                                                           ======                   ======                   ======

       A summary of the status of the company's stock options at December 28, 2002, is as follows:

                                                         Options Outstanding                             Options Exercisable
                                           ------------------------------------------------           --------------------------
                                                              Weighted             Weighted                             Weighted
                                           Number              Average              Average           Number             Average
       Range of                                of            Remaining             Exercise               of            Exercise
       Exercise Prices                     Shares     Contractual Life                Price           Shares               Price
       -----------------                   ------     ----------------             --------           ------            --------
                                                                          (Shares in thousands)

       $  3.49 - $ 11.20                    2,731            3.1 years               $ 9.17            1,986              $ 9.24
         11.21 -   16.99                    6,008            3.3 years                14.43            4,416               14.57
         17.00 -   20.85                    7,627            6.8 years                19.50            1,862               18.75
         20.86 -   30.50                    4,127            5.4 years                23.89            1,889               24.35
         30.51 -   38.22                    1,029            5.6 years                33.94              641               33.60
         38.23 -   69.10                      803            7.2 years                56.01              505               55.49
         69.11 - $196.48                      147            6.8 years                88.35               92               90.56
                                           ------                                                     ------

       $  3.49 - $196.48                   22,472            5.1 years               $20.11           11,391              $19.44
                                           ======                                                     ======



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5.    Employee Benefit Plans (continued)

Employee Stock Purchase Plan

       Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Under this program, shares of the company's common stock may be purchased at 85% of the lower of the fair market value at the beginning or end of the purchase period, and the shares purchased are subject to a one-year resale restriction. Shares are purchased through payroll deductions of up to 10% of each participating employee's gross wages.
Effective with the 2002 plan year, the company changed the fiscal year-end of its plan from October 31 to December 31. In February 2003, the company issued
147,000 shares of its common stock for the 2002 plan year. During 2001 and 2000, the company issued 184,000 shares and 693,000 shares, respectively, of its common stock under this plan.

401(k) Savings Plan and Other Defined Contribution Plans

       The company's 401(k) savings plan covers the majority of the company's eligible full-time U.S. employees. Contributions to the plan are made by both the employee and the company. Company contributions are based on the level of employee contributions.

       Certain of the company's subsidiaries offer retirement plans in lieu of participation in the company's principal 401(k) savings plan. Company contributions to these plans are based on formulas determined by the company.

       For these plans, the company contributed and charged to expense $20.0 million, $19.0 million, and $18.0 million in 2002, 2001, and 2000, respectively.

Defined Benefit Pension Plans

       Two of the company's German subsidiaries and one of its U.K. subsidiaries have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. One of the German subsidiaries' plans is unfunded, as permitted under the plan and applicable laws. Net periodic benefit costs for the plans in aggregate included the following components:

                                                                                                 2002          2001         2000
                                                                                               -------       -------      -------
                                                                                                         (In thousands)

       Service Cost                                                                            $ 1,778       $ 2,615      $ 2,238
       Interest Cost on Benefit Obligation                                                       4,245         3,941        3,834
       Expected Return on Plan Assets                                                           (4,567)       (4,951)      (5,793)
       Recognized Net Actuarial (Gain) Loss                                                        106           (19)        (180)
       Amortization of Unrecognized Gain                                                             -             -           (2)
       Amortization of Unrecognized Initial Obligation                                              37            35           36
                                                                                               -------       -------      -------

                                                                                               $ 1,599       $ 1,621      $   133
                                                                                               =======       =======      =======


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5.    Employee Benefit Plans (continued)

       The activity under the company's defined benefit plans is as follows:

                                                                                                            2002           2001
                                                                                                          --------       --------
                                                                                                              (In thousands)

       Change in Benefit Obligation:
        Benefit obligation, beginning of year                                                             $ 67,169       $ 73,772
        Service cost                                                                                         1,778          2,615
        Interest cost                                                                                        4,245          3,941
        Benefits paid                                                                                       (2,841)        (2,212)
        Actuarial (gain) loss                                                                                5,999         (8,358)
        Currency translation                                                                                 8,814         (2,589)
                                                                                                          --------       --------

        Benefit obligation, end of year                                                                     85,164         67,169
                                                                                                          --------       --------

       Change in Plan Assets:
        Fair value of plan assets, beginning of year                                                        62,555         76,579
        Company contributions                                                                                  634            580
        Benefits paid                                                                                       (2,841)        (2,212)
        Actual loss on plan assets                                                                         (10,275)       (10,064)
        Currency translation                                                                                 6,060         (2,328)
                                                                                                          --------       --------

        Fair value of plan assets, end of year                                                              56,133         62,555
                                                                                                          --------       --------

       Funded Status                                                                                       (29,031)        (4,614)
       Unrecognized Net Actuarial Loss                                                                      29,997          7,126
       Unrecognized Initial Obligation                                                                          40             67
                                                                                                          --------       --------

       Net Amount Recognized                                                                              $  1,006       $  2,579
                                                                                                          ========       ========

       Amounts Recognized in the Balance Sheet:
        Prepaid pension asset                                                                             $      -       $ 16,468
        Accrued pension liability                                                                          (26,104)       (13,956)
        Other assets                                                                                            40             67
        Accumulated other comprehensive items                                                               27,070              -
                                                                                                          --------       --------

       Net Amount Recognized                                                                              $  1,006       $  2,579
                                                                                                          ========       ========

       The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $85.2 million, $80.5 million, and $56.1 million, respectively, at year-end 2002, and $18.5 million, $17.6 million, and $5.6 million, respectively, at year-end 2001.

       The weighted average rates used to determine the net periodic benefit costs were as follows:

                                                                                               2002           2001           2000
                                                                                               ----           ----           ----

       Discount Rate                                                                           5.8%           6.1%           5.6%
       Rate of Increase in Salary Levels                                                       3.7%           4.4%           4.4%
       Expected Long-term Rate of Return on Assets                                             7.4%           7.0%           6.9%


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6.    Income Taxes

       The components of income from continuing operations before provision for income taxes, minority interest, extraordinary item, and cumulative effect of change in accounting principle are as follows:

                                                                                             2002           2001           2000
                                                                                           --------       --------       --------
                                                                                                     (In thousands)

       U.S.                                                                                $210,171       $  5,745       $ 91,342
       Non-U.S.                                                                              77,815         64,936         93,489
                                                                                           --------       --------       --------

                                                                                           $287,986       $ 70,681       $184,831
                                                                                           ========       ========       ========

       The components of the provision for income taxes of continuing operations are as follows:

                                                                                             2002           2001           2000
                                                                                           --------       --------       --------
                                                                                                     (In thousands)
       Currently Payable:
        Federal                                                                            $ 54,154       $ 11,117       $ 55,819
        Non-U.S.                                                                             24,115         23,572         53,586
        State                                                                                 1,837          3,318          8,311
                                                                                           --------       --------       --------

                                                                                             80,106         38,007        117,716
                                                                                           --------       --------       --------

       Net Deferred (Prepaid):
        Federal                                                                              11,086        (12,787)          (635)
        Non-U.S.                                                                              1,429          2,667         (4,535)
        State                                                                                   366           (958)          (329)
                                                                                           --------       --------       --------

                                                                                             12,881        (11,078)        (5,499)
                                                                                           --------       --------       --------

                                                                                           $ 92,987       $ 26,929       $112,217
                                                                                           ========       ========       ========

       The total provision for income taxes included in the accompanying statement of operations is as follows:

                                                                                             2002           2001           2000
                                                                                          ---------      ---------      ---------
                                                                                                     (In thousands)

       Continuing Operations                                                              $  92,987      $  26,929      $ 112,217
       Discontinued Operations                                                                    -              -         10,427
       Gain/Loss on Disposal of Discontinued Operations                                     (21,008)       (22,741)      (104,000)
       Extraordinary Item                                                                      (522)           637            333
       Cumulative Effect of Change in Accounting Principle                                        -           (663)        (8,543)
                                                                                          ---------      ---------      ---------

                                                                                          $  71,457      $   4,162      $  10,434
                                                                                          =========      =========      =========

       The company receives a tax deduction upon the exercise of nonqualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $6.7 million, $9.5 million, and $18.0 million of such benefits of the company that have been allocated to capital in excess of par value in 2002, 2001, and 2000, respectively. In addition, the provision for income taxes that is currently payable does not reflect $19.0 million of tax benefits used to reduce goodwill in 2000.


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6.    Income Taxes (continued)

       The provision for income taxes in the accompanying statement of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes, minority interest, extraordinary item, and cumulative effect of change in accounting principle due to the following:

                                                                                             2002           2001           2000
                                                                                           --------       --------       --------
                                                                                                      (In thousands)

       Provision for Income Taxes at Statutory Rate                                        $100,795       $ 24,738       $ 64,691
       Increases (Decreases) Resulting From:
        Federal tax credits                                                                  (3,016)        (2,955)        (4,113)
        Foreign sales corporation/extraterritorial income exclusion                          (2,357)        (2,401)        (7,325)
        Losses not benefited in the year they occurred                                       (3,192)        (4,687)         1,005
        Non-U.S. tax rate and tax law differential                                           (1,873)        (1,017)           301
        State income taxes, net of federal tax                                                1,432          1,535          5,188
        Nondeductible expenses                                                                  927            926          1,347
        Goodwill of businesses sold                                                             206              -         30,190
        Amortization and write off of goodwill                                                  151         13,095         11,330
        Writedown and equity in loss of unconsolidated subsidiary                                 -              -         12,062
        Other, net                                                                              (86)        (2,305)        (2,459)
                                                                                           --------       --------       --------

                                                                                           $ 92,987       $ 26,929       $112,217
                                                                                           ========       ========       ========

       Net deferred tax asset in the accompanying balance sheet consists of the following:

                                                                                                            2002            2001
                                                                                                          --------        --------
                                                                                                              (In thousands)

       Deferred Tax Asset (Liability):
        Net operating loss and credit carryforwards                                                       $ 66,859        $ 46,568
        Reserves and accruals                                                                               49,408          52,234
        Inventory basis difference                                                                          31,308          39,246
        Accrued compensation                                                                                19,506          10,952
        Depreciation and amortization                                                                       (5,252)         11,299
        Available-for-sale investments                                                                     (15,162)        (18,114)
        Other, net                                                                                             734          (2,750)
                                                                                                          --------        --------

                                                                                                           147,401         139,435
        Less: Valuation allowance                                                                           65,476          45,370
                                                                                                          --------        --------

                                                                                                          $ 81,925        $ 94,065
                                                                                                          ========        ========

       The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused.
Approximately $8 million of the valuation allowance in 2002 relates to unbenefited foreign tax credit carryforwards. The balance of the valuation allowance primarily relates to the uncertainty surrounding the realization of acquired tax loss and credit carryforwards. Any tax benefit resulting from the use of acquired loss carryforwards is used to reduce goodwill.


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6.    Income Taxes (continued)

       At year-end 2002, the company had federal, state, and non-U.S. net operating loss carryforwards of $3 million, $322 million, and $139 million, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2003 through 2021. Of the non-U.S. net operating loss carryforwards, $12 million expire in the years 2003 through 2015, and the remainder do not expire.

       A provision has not been made for U.S. or additional non-U.S. taxes on $576 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas.

Note 7.    Earnings (Loss) per Share

                                                                                            2002           2001            2000
                                                                                         ---------      ---------       ---------
                                                                                         (In thousands except per share amounts)

       Income from Continuing Operations Before Extraordinary Item and Cumulative
        Effect of Change in Accounting Principle                                         $ 195,330      $  49,592       $  62,047
       Income from Discontinued Operations                                                       -              -          14,228
       Gain (Loss) on Disposal of Discontinued Operations, Net                             115,370        (50,440)       (100,000)
       Extraordinary Item                                                                     (970)         1,061             532
       Cumulative Effect of Change in Accounting Principle                                       -           (994)        (12,918)
                                                                                         ---------      ---------       ---------

       Net Income (Loss) for Basic Earnings per Share                                      309,730           (781)        (36,111)
       Effect of:
        Convertible debentures                                                              13,986              -               -
        Majority-owned subsidiaries' dilutive securities - continuing operations                 -              -          (1,331)
        Majority-owned subsidiaries' dilutive securities - discontinued operations              -               -            (113)
                                                                                         ---------      ---------       ---------

       Income (Loss) Available to Common Shareholders, as Adjusted for Diluted
        Earnings per Share                                                               $ 323,716      $    (781)      $ (37,555)
                                                                                         ---------      ---------       ---------

       Basic Weighted Average Shares                                                       168,572        180,560         167,462
       Effect of:
        Convertible debentures                                                              15,952            463             238
        Stock options                                                                        2,068          2,893           2,819
        Contingently issuable shares                                                            19              -               -
                                                                                         ---------      ---------       ---------

       Diluted Weighted Average Shares                                                     186,611        183,916         170,519
                                                                                         ---------      ---------       ---------


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 7.    Earnings (Loss) per Share (continued)

                                                                                            2002           2001            2000
                                                                                         ---------      ---------       ---------
                                                                                          (In thousands except per share amounts)

       Basic Earnings (Loss) per Share:
        Continuing operations before extraordinary item and cumulative effect of
           change in accounting principle                                                $    1.16      $     .27       $     .37
        Discontinued operations                                                                .68           (.28)           (.51)
        Extraordinary item                                                                    (.01)           .01               -
        Cumulative effect of change in accounting principle                                      -           (.01)           (.08)
                                                                                         ---------      ---------       ---------

                                                                                         $    1.84      $       -       $    (.22)
                                                                                         =========      =========       =========

       Diluted Earnings (Loss) per Share:
        Continuing operations before extraordinary item and cumulative effect of
           change in accounting principle                                                $    1.12      $     .27       $     .36
        Discontinued operations                                                                .62           (.27)           (.50)
        Extraordinary item                                                                    (.01)           .01               -
        Cumulative effect of change in accounting principle                                      -           (.01)           (.08)
                                                                                         ---------      ---------       ---------

                                                                                         $    1.73      $       -       $    (.22)
                                                                                         =========      =========       =========

       Options to purchase 10,786,000, 4,755,000, and 4,726,000 shares of common stock were not included in the computation of diluted earnings (loss) per share for 2002, 2001, and 2000, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       The computation of diluted earnings per share for 2002 excludes the effect of assuming the conversion of the company's 4 3/8% subordinated convertible debentures with a principal balance of $71.9 million and convertible at $111.83 per share, because the effect would be antidilutive. The computation of diluted earnings (loss) per share for 2001 and 2000 excludes the effect of all convertible debentures except the company's noninterest-bearing subordinated convertible debentures because the effect would be antidilutive.

Note 8.    Comprehensive Income

       Comprehensive income combines net income (loss) and other comprehensive items. Other comprehensive items represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheet, including currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments and hedging instruments, and minimum pension liability adjustment.

       Accumulated other comprehensive items in the accompanying balance sheet consists of the following:

                                                                                                           2002            2001
                                                                                                        ---------       ---------
                                                                                                             (In thousands)

       Cumulative Translation Adjustment                                                                $ (41,448)      $(132,709)
       Net Unrealized Gains on Available-for-sale Investments                                              28,229          32,081
       Net Unrealized Gains (Losses) on Hedging Instruments                                                (1,490)          1,338
       Minimum Pension Liability Adjustment (net of tax benefit of $8,121)                                (18,949)              -
                                                                                                        ---------       ---------

                                                                                                        $ (33,658)      $ (99,290)
                                                                                                        =========       =========



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8.    Comprehensive Income (continued)

       Comprehensive income in 2002 excludes the effect of unrealized gains of $111 million that existed at the date the company reclassified equity interests in FLIR and Thoratec Corporation to available-for-sale investments (Notes 4 and 17).

       The change in unrealized gains (losses) on available-for-sale investments, a component of other comprehensive items in the accompanying statement of comprehensive income and shareholders' equity, includes the following:

                                                                                            2002           2001            2000
                                                                                          --------       --------        --------
                                                                                                      (In thousands)

       Unrealized Holding Gains (Losses) Arising During the Year (net of
        income tax provision (benefit) of $(22,067), $12,136, and $5,257)                 $(34,481)      $ 21,077        $  8,668
       Reclassification Adjustment for Gains Included in Net Income/ Loss
        (net of income tax provision of $15,746, $505, and $2,739)                         (31,413)          (757)         (4,110)
                                                                                          --------       --------        --------

       Net Unrealized Gains (Losses) (net of income tax provision (benefit)
        of $(37,813), $11,631, and $2,518)                                                $(65,894)      $ 20,320        $  4,558
                                                                                          ========       ========        ========

       The change in unrealized gains (losses) on hedging instruments, a component of other comprehensive items in the accompanying statement of comprehensive income and shareholders' equity, includes the following:

                                                                                                            2002            2001
                                                                                                          -------         -------
                                                                                                              (In thousands)

       Unrealized Holding Gains (Losses) Arising During the Year (net of
        income tax provision (benefit) of $(1,794) and $2,861)                                            $(2,852)        $ 4,330
       Reclassification Adjustment for (Gains) Losses Included in Net
        Income/Loss (net of income tax (provision) benefit of $15 and
        $(1,995))                                                                                              24          (2,992)
                                                                                                          -------         -------

       Net Unrealized Gains (Losses) (net of income tax provision (benefit)
        of $(1,779) and $866)                                                                             $(2,828)        $ 1,338
                                                                                                          =======         =======



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 9.    Available-for-sale Investments

       The aggregate market value, cost basis, and gross unrealized gains and losses of short- and long-term available-for-sale investments by major security type are as follows:

                                                                                                          Gross            Gross
                                                                       Market             Cost       Unrealized       Unrealized
                                                                        Value            Basis            Gains           Losses
                                                                     --------         --------       ----------       ----------
                                                                                            (In thousands)

       2002
       Corporate Bonds and Notes                                     $431,222         $424,681         $  6,731         $   (190)
       Other                                                          105,208           68,321           37,138             (251)
                                                                     --------         --------         --------         --------

                                                                     $536,430         $493,002         $ 43,869         $   (441)
                                                                     ========         ========         ========         ========

       2001
       Corporate Bonds and Notes                                     $682,520         $666,432         $ 16,372         $   (284)
       Other                                                           71,161           37,054           34,231             (124)
                                                                     --------         --------         --------         --------

                                                                     $753,681         $703,486         $ 50,603         $   (408)
                                                                     ========         ========         ========         ========

       Amortized cost for short-term available-for-sale investments was $493.0 million and $697.8 million in the accompanying 2002 and 2001 balance sheets, respectively. Amortized cost for long-term available-for-sale investments was $5.7 million in the accompanying 2001 balance sheet.

       Short-term available-for-sale investments in the accompanying 2002 balance sheet include equity securities of $105.2 million and debt securities of $350.7 million with contractual maturities of one year or less and $80.5 million with contractual maturities of more than one year through five years. Actual maturities may differ from contractual maturities as a result of the company's intent to sell these securities prior to maturity.

       The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of operations. The net gain on the sale of available-for-sale investments resulted from gross realized gains of $126.6 million, $5.0 million, and $9.3 million, and gross realized losses of $3.5 million, $3.7 million, and $2.5 million in 2002, 2001, and 2000, respectively.



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 10.   Long-term Obligations and Other Financing Arrangements

                                                                                                           2002           2001
                                                                                                        ----------     ----------
                                                                                                          (In thousands except
                                                                                                           per share amounts)

       7 5/8% Senior Notes, Due 2008                                                                    $  141,032     $  128,725
       4% Subordinated Convertible Debentures, Due 2005, Convertible at $35.77 per Share                   226,501        231,508
       3 1/4% Subordinated Convertible Debentures, Due 2007, Convertible at $41.84 per Share                78,048         78,048
       4 3/8% Subordinated Convertible Debentures, Due 2004, Convertible at $111.83 per Share
        (called for redemption in April 2003; Note 19)                                                      71,873         75,168
       Noninterest-bearing Subordinated Convertible Debentures, Due 2003, Convertible at $61.67
        per Share                                                                                           31,320         31,420
       2 7/8% Subordinated Convertible Debentures, Due 2003, Convertible at $28.16 per Share                11,536         11,583
       4 1/2% Senior Convertible Debentures, Due 2003, Convertible at $34.42 per Share (called
        for redemption in October 2002)                                                                          -        145,414
       4 1/4% Subordinated Convertible Debentures, Due 2003, Convertible at $32.09 per Share
        (called for redemption in March 2002)                                                                    -        398,498
       4 5/8% Subordinated Convertible Debentures, Due 2003, Convertible at $34.22 per Share
        (called for redemption in March 2002)                                                                    -         69,614
       4 7/8% Subordinated Convertible Debentures, Due 2004, Convertible at $32.50 per Share
        (called for redemption in October 2002)                                                                  -         17,650
       Other                                                                                                 8,175         10,303
                                                                                                        ----------     ----------

                                                                                                           568,485      1,197,931
       Less: Current Maturities                                                                            117,144        470,429
                                                                                                        ----------     ----------

                                                                                                        $  451,341     $  727,502
                                                                                                        ==========     ==========

       As a result of the spinoffs to shareholders discussed in Note 17, the conversion price of each of the company's convertible debentures was reduced in 2001 to approximately 85% of the conversion price at December 30, 2000, in accordance with the terms of the convertible debentures.

       Outstanding debentures issued by subsidiaries that were taken private in transactions in which the consideration paid to stockholders of the subsidiary was Thermo Electron common stock have become convertible into the company's common stock. Outstanding debentures issued by subsidiaries that were taken private in transactions in which the consideration paid to stockholders of the subsidiary was cash became convertible into an amount based on the same cash consideration payable in the merger transactions. The interest cost of this debt has been included as interest expense of continuing operations in the accompanying statement of operations. No allocation of interest expense for debt of the company's continuing operations has been made to discontinued operations.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 10.   Long-term Obligations and Other Financing Arrangements (continued)

       The annual requirements for long-term obligations are as follows (in thousands):

       2003                                                                                                              $117,144
       2004                                                                                                                 1,016
       2005                                                                                                               226,945
       2006                                                                                                                   405
       2007                                                                                                                78,471
       2008 and thereafter                                                                                                144,504
                                                                                                                         --------

                                                                                                                         $568,485
                                                                                                                         ========

       See Note 13 for fair value information pertaining to the company's long-term obligations.

       Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet includes $75.4 million and $58.5 million at year-end 2002 and 2001, respectively, of short-term bank borrowings and borrowings under lines of credit of certain of the company's subsidiaries. The weighted average interest rate for these borrowings was 2.3% and 3.1% at year-end 2002 and 2001, respectively. Unused lines of credit for non-U.S.
subsidiaries were $180 million as of year-end 2002. The unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.
In addition, the company has facilities of $250 million discussed below.

       In 2002, the company redeemed all of its outstanding 4 1/2% senior convertible debentures due 2003, 4 1/4% and 4 5/8% subordinated convertible debentures due 2003, and 4 7/8% subordinated convertible debentures due 2004 with the objective of reducing interest costs. The principal amounts redeemed for the 4 1/2%, 4 1/4%, 4 5/8%, and 4 7/8% debentures were $121.1 million,
$398.4 million, $57.9 million, and $13.3 million, respectively. The redemption price was 100% of the principal amount of the debentures plus accrued interest.
Redemptions and repurchases of subordinated convertible debentures resulted in an extraordinary charge of $1.0 million, net of a tax benefit of $0.5 million, in 2002, and extraordinary gains of $1.1 million and $0.5 million in 2001 and 2000, respectively. The gains are net of taxes of $0.6 million and $0.3 million in 2001 and 2000, respectively. Effective in 2003, gains or losses resulting from the repurchase or redemption of the company's debentures will be reported as other nonoperating income or expense, and prior periods will be restated to conform to this presentation (Note 1).

       In connection with the 2002 debt redemption discussed above, the company entered into securities-lending agreements with third parties under which the company may borrow funds for short-term needs. Borrowings are collateralized by available-for-sale investments. As of December 28, 2002, the company had outstanding borrowings of $292.0 million under these arrangements with maturities between January 2003 and June 2003 and a weighted average interest rate of 1.87%. The proceeds of the borrowings were used to partially fund the debt redemption discussed above. The company has pledged $306.6 million of available-for-sale securities in the accompanying 2002 balance sheet as collateral for such borrowings.

       In December 2002, the company entered into revolving credit agreements with a bank group that provide for up to $250 million of unsecured borrowings.
These arrangements consist of a 364-day revolving credit facility of $125 million that will expire in December 2003, and a three-year $125 million revolving credit facility that will expire in December 2005. The agreements call for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company's option. The rate at December 28, 2002, was 2.14% under the more favorable of the two rates. The company has agreed to certain financial covenants including interest coverage and debt-to-capital ratios. As of year-end 2002, no borrowings were outstanding. The company may use the credit facilities for working capital needs and possible acquisitions.


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 10.   Long-term Obligations and Other Financing Arrangements (continued)

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7.625% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7.625%, and will pay a variable rate of 90-day LIBOR plus 2.19% (3.58% as of December 28, 2002). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt of $12.3 million at December 28, 2002.
The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

Note 11.   Commitments and Contingencies

Operating Leases

       The company leases portions of its office and operating facilities under various operating lease arrangements. Income from continuing operations includes expense from operating leases of $36.0 million, $43.9 million, and $42.2 million in 2002, 2001, and 2000, respectively. Future minimum payments due under noncancelable operating leases at December 28, 2002, are $40.3 million in 2003, $36.2 million in 2004, $30.3 million in 2005, $22.9 million in 2006, $20.0 million in 2007, and $83.1 million in 2008 and thereafter. Total future minimum lease payments are $232.8 million.

Letters of Credit and Guarantees

       Outstanding letters of credit totaled $44.6 million at December 28, 2002, including $7.4 million for businesses that have been sold. The expiration of these credits ranges through 2012 for existing businesses and through 2003 for businesses that have been sold.

       Outstanding surety bonds totaled $26.0 million at December 28, 2002, including $23.1 million for businesses that have been sold or included within discontinued operations. The expiration of these bonds ranges through 2010 for existing businesses and primarily through 2006 for businesses that have been sold and for discontinued operations.

       The letters of credit and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit or bond if the applicable business unit does not perform as contractually required.

       The company has other outstanding guarantees totaling $1.2 million at December 28, 2002, that relate to the payment of customs and third-party indebtedness of an equity investee. These carry no expiration.

Indemnifications

       In conjunction with certain transactions, primarily divestitures, the company has agreed to indemnify the other parties with respect to certain liabilities related to the businesses that were sold or leased properties that were abandoned (e.g., retention of certain environmental, tax, employee, and product liabilities). The scope and duration of such indemnity obligations vary from transaction to transaction. Where appropriate, an obligation for such indemnifications is recorded as a liability. Generally, a maximum obligation cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically the company has not made significant payments for these indemnifications.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 11.   Commitments and Contingencies (continued)

       In connection with the company's efforts to reduce the number of facilities that it occupies, the company has vacated some of its leased facilities or sublet them to third parties. When the company sublets a facility to a third party, it remains the primary obligor under the master lease agreement with the owner of the facility. As a result, if a third party vacates the sublet facility, the company would be obligated to make lease or other payments under the master lease agreement. The company believes that the financial risk of default by sublessors is individually and in the aggregate not material to the company's financial position or results of operations.

       In connection with the sale of products in the ordinary course of business, the company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. The company has not been required to make material payments under such provisions.

Litigation and Related Contingencies

Continuing Operations
---------------------

       The company has been named a defendant, along with many other companies, in a patent-infringement lawsuit brought by the Lemelson Medical, Education &
Research Foundation, L.P. The suit asserts that products manufactured, used, or sold by the defendants infringe one or more patents related to methods of machine vision or computer-image analysis. The Lemelson action seeks damages, including enhanced damages for alleged willful infringement, attorney's fees, and injunctive relief.

       During 2002, the company settled a patent-infringement matter that Rockwell International Corp. had brought against Spectra-Physics and its Opto
Power subsidiary. Under the settlement, the company paid Rockwell $4.0 million.
The settlement was charged against a reserve established for this matter except for $0.7 million that was included in restructuring and other costs in the accompanying 2002 statement of operations (Note 15).

Discontinued Operations
-----------------------

       The company's Thermo Coleman Corporation subsidiary has been named as a defendant in a lawsuit initiated by two former employees. The suit alleges, among other things, that Thermo Coleman violated the Federal False Claims Act in connection with the performance of a government contract. The complaint seeks the award of treble damages in an unspecified amount, plus other penalties. The amount of billings under the contract activities in question were approximately
$7.6 million. Thermo Coleman sold its core business in 2000, but retained this litigation as a term of the sale.

       During 2002, the company settled a patent-infringement matter that Fischer Imaging Corporation had brought against the company's former Trex
Medical subsidiary. The company sold Trex Medical in 2000, but retained this obligation as a term of the sale. Under the settlement, the company paid Fischer
$25 million and agreed to pay an additional $7.2 million over eight years. The portion of the settlement that was paid was charged against a reserve established for this matter. The balance of the amount to be paid will also be charged against the reserve as paid.

       The company intends to vigorously defend the unresolved matters in continuing and discontinued operations described above. In the opinion of management, an unfavorable outcome in one or more of the unresolved matters described above could materially affect the company's financial position as well as its results of operations and cash flows for a particular quarterly or annual period.

       The company's continuing and discontinued operations are a defendant in a number of other pending legal proceedings incidental to present and former operations. The company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 12.   Common and Preferred Stock

       At December 28, 2002, the company had reserved 36,594,369 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company's convertible debentures.

       The company has 50,000 shares of authorized but unissued $100 par value preferred stock.

       In 2002, the company restored 32,000,000 shares of common stock to authorized but unissued status, which had been held in treasury stock.

       In 2000, the company issued 22.6 million shares of its common stock valued at $448.7 million to complete mergers with several of its formerly majority-owned subsidiaries (Note 17).

       During 1998 and 1999, in a series of transactions with an institutional counterparty, the company sold put options and purchased call options. No cash was exchanged as a result of these transactions. The company had the right to settle the put options by physical settlement of the options or by net share settlement using shares of the company's common stock. During 2000, the company purchased 1,183,500 shares of its common stock under the call options for $17.5 million. During 1999, the company purchased 1,536,000 shares of its common stock under the put options for $24.6 million. During 1999 and 2000, put options for 4,165,000 shares expired. No remaining obligation under the put options existed after 2000.

       The company has distributed rights under a shareholder rights plan adopted by the company's Board of Directors to holders of outstanding shares of the company's common stock. Each right entitles the holder to purchase one ten-thousandth of a share (a Unit) of Series B Junior Participating Preferred
Stock, $100 par value, at a purchase price of $250 per Unit, subject to adjustment. The rights will not be exercisable until the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock (the Stock Acquisition Date), or (ii) 10 business days following the commencement of a tender offer or exchange offer for 15% or more of the outstanding shares of common stock.

       In the event that a person becomes the beneficial owner of 15% or more of the outstanding shares of common stock, except pursuant to an offer for all outstanding shares of common stock approved by at least a majority of the members of the Board of Directors, each holder of a right (except for the Acquiring Person) will thereafter have the right to receive, upon exercise, that number of shares of common stock that equals the exercise price of the right divided by one-half of the current market price of the common stock. In the event that, at any time after any person has become an Acquiring Person, (i) the company is acquired in a merger or other business combination transaction in which the company is not the surviving corporation or its common stock is changed or exchanged (other than a merger that follows an offer approved by the Board of Directors), or (ii) 50% or more of the company's assets or earning power is sold or transferred, each holder of a right (except for the Acquiring
Person) shall thereafter have the right to receive, upon exercise, the number of shares of common stock of the acquiring company that equals the exercise price of the right divided by one half of the current market price of such common stock.

       At any time until 10 days following the Stock Acquisition Date, the company may redeem the rights in whole, but not in part, at a price of $.01 per right (payable in cash or stock). The rights expire on January 29, 2006, unless earlier redeemed or exchanged.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 13.   Fair Value of Financial Instruments

       The company's financial instruments consist mainly of cash and cash equivalents, available-for-sale investments, accounts receivable, a note receivable from Trimble (Note 2), short-term obligations and current maturities of long-term obligations, accounts payable, long-term obligations, and forward currency-exchange contracts. The carrying amounts of cash and cash equivalents, accounts receivable, short-term obligations and current maturities of long-term obligations (excluding convertible obligations), and accounts payable approximate fair value due to their short-term nature.

       Available-for-sale investments are carried at fair value in the accompanying balance sheet. The fair values were determined based on quoted market prices (Note 9).

       The carrying amount and fair value of the company's note receivable, long-term obligations, and forward currency-exchange contracts are as follows:

                                                                                    2002                           2001
                                                                          ------------------------       ------------------------
                                                                          Carrying            Fair       Carrying            Fair
                                                                            Amount           Value         Amount           Value
                                                                          --------        --------       --------        --------
                                                                                              (In thousands)

Note Receivable                                                           $ 69,136        $ 70,002       $ 80,000        $ 80,201
                                                                          ========        ========       ========        ========

Current Maturities of Convertible Obligations                             $114,729        $112,121       $468,112        $466,720
                                                                          ========        ========       ========        ========

Long-term Obligations:
 Convertible obligations                                                  $304,549        $292,138       $590,791        $562,264
 Other                                                                     146,792         146,792        136,711         140,006
                                                                          --------        --------       --------        --------

                                                                          $451,341        $438,930       $727,502        $702,270
                                                                          ========        ========       ========        ========

Forward Currency-exchange Contracts Receivable                            $  1,111        $  1,111       $  3,585        $  3,585

       The fair value of the note receivable was determined based on borrowing rates available to companies of comparable creditworthiness at the respective year ends.

       The fair value of long-term obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective year ends.

       The notional amounts of forward currency-exchange contracts outstanding totaled $89.2 million and $90.1 million at year-end 2002 and 2001, respectively.
The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 14.   Supplemental Cash Flow Information

                                                                                       2002              2001             2000
                                                                                     --------          --------         --------
                                                                                                   (In thousands)
       Cash Paid For
        Interest                                                                     $ 51,156          $ 61,797         $ 84,380
                                                                                     ========          ========         ========

        Income taxes                                                                 $ 64,309          $ 44,822         $ 93,136
                                                                                     ========          ========         ========

       Noncash Activities
        Fair value of assets of acquired companies                                   $ 94,881          $ 18,161         $ 25,114
        Cash paid for acquired companies                                              (78,825)          (14,834)         (17,311)
                                                                                     --------          --------         --------

             Liabilities assumed of acquired companies                               $ 16,056          $  3,327         $  7,803
                                                                                     ========          ========         ========

        Issuance of company common stock in exchange for minority
           interests of subsidiaries (Note 17)                                       $      -          $      -         $448,747
                                                                                     ========          ========         ========

        Receipt of note in connection with sale of business (Note 2)                 $      -          $      -         $ 80,000
                                                                                     ========          ========         ========

Note 15.   Restructuring and Other Costs (Income), Net

2002

       In response to a continued downturn in markets served by the company, restructuring actions were initiated in 2002 in a number of business units to reduce costs and shed unproductive assets. The restructuring and related actions primarily consisted of headcount reductions, writedowns of production equipment for telecommunications products at Spectra-Physics, discontinuation of three mature or unprofitable product lines, and consolidation of facilities to streamline operations and reduce costs. During 2002, the company recorded $61.3 million of restructuring and other charges primarily associated with these actions, including $9.1 million of charges to cost of revenues. These charges are detailed by segment below. The company expects to incur an additional $6 million of restructuring costs in 2003 for charges associated with these actions that cannot be recorded until incurred, such as relocation and moving costs. The company believes that restructuring actions undertaken in 2002 will be substantially completed by mid-2003. The company expects to identify additional sites to consolidate in 2003 and will record charges in connection with any such actions.

       The company recorded net restructuring and other charges by segment for 2002 as follows:

                                                  Life and
                                                Laboratory       Measurement          Optical
                                                  Sciences       and Control     Technologies         Corporate            Total
                                                ----------       -----------     ------------         ---------          -------
                                                                                  (In thousands)

       Cost of Revenues                            $   734           $ 1,384          $ 7,008           $     -          $ 9,126
       Restructuring and Other Costs, Net           17,572            11,910           20,102             2,562           52,146
                                                   -------           -------          -------           -------          -------

                                                   $18,306           $13,294          $27,110           $ 2,562          $61,272
                                                   =======           =======          =======           =======          =======


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15.   Restructuring and Other Costs (Income), Net (continued)

       The components of net restructuring and other charges by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $18.3 million of net restructuring and other charges in 2002. The segment recorded charges to cost of revenues of $0.7 million, which consisted of $0.5 million for the sale of inventory revalued at the date of acquisition and $0.2 million for a discontinued product line, and $17.6 million of other costs. These other costs consisted of $11.4 million of cash costs, including $5.2 million of severance for 236 employees across all functions; $2.0 million of ongoing lease costs through 2005 for abandoned facilities described below; $1.4 million of employee-retention costs; $0.7 million of pension costs for terminated employees that was accrued as a pension liability; $0.5 million for the termination of a distributor agreement; and $1.6 million of other cash costs, primarily relocation expenses. In addition, the segment realized a net loss of $4.8 million on the sale of assets and small business units, principally its Dynex automated diagnostics product line, and wrote down $1.4 million of fixed assets at abandoned facilities. The abandoned-facility costs included $1.6 million of additional expense related to a facility in Finland that was abandoned in 2001, at which time the segment recorded estimated abandonment cost. The segment has been unable to sublease the space and has reserved the remaining obligation through the expiration of the lease in 2005. Other facility consolidations in 2002 included closure of three sales and services offices in the Netherlands, the United Kingdom, and California, and a manufacturing facility in Texas. The activities of these facilities were transferred to other locations. In addition, certain other office and manufacturing space in Massachusetts that was abandoned and reserved for in 2001 has been occupied by the company's Measurement and Control segment, and consequently, the remaining reserve for abandonment of $1.5 million has been reversed.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $13.3 million of net restructuring and other charges in 2002. The segment recorded charges to cost of revenues of $1.4 million for the sale of inventory revalued at the date of acquisition, and $11.9 million of other costs. These other costs consisted of $20.1 million of cash costs, including $10.7 million of severance for 352 employees across all functions; $4.9 million of ongoing lease costs through 2007 for abandoned facilities described below; $2.0 million of employee-retention costs; and $2.5 million of other cash costs, primarily relocation expenses. The charge also included $0.5 million of asset writedowns, and was offset by $8.7 million of net gains, primarily on the sale of businesses, principally the segment's Thermo BLH and Thermo Nobel subsidiaries (Note 2). The charges for severance, abandoned facilities, and other items are net of reversals of $2.4 million, $2.3 million, and $0.4 million, respectively, that the segment had provided in 2000 and 2001. Of the total amount reversed, $2.1 million had been initially provided in 2001 to downsize the segment's operations in Maryland.
During 2002, following a change in that operation's management, the 2001 plan to restructure the Maryland operations was substantially revised to include closure of the plant. The amounts provided in 2001 were reversed and all of the actions contemplated in the 2001 plan are components of the expanded 2002 plan, recorded in 2002. The remainder of the 2000 and 2001 plan reserves that were reversed were not required primarily due to employee attrition and favorable settlement of lease obligations. The facility consolidations in the 2002 plan included closure of six manufacturing facilities in the United States and one sales and service facility in Australia, and the transfer of their activities to other locations.

Optical Technologies
--------------------

       The Optical Technologies segment recorded $27.1 million of net restructuring and other charges in 2002. The segment recorded charges to cost of revenues of $7.0 million, which consisted of $6.5 million for two discontinued product lines and $0.5 million for the sale of inventory revalued at the date of acquisition, and $20.1 million of other costs. These other costs consisted of $10.7 million of cash costs, including $6.4 million of severance for 315 employees across all functions; $1.6 million of ongoing lease costs, primarily for abandoned equipment; $0.5 million of employee-retention costs; $0.7 million for the settlement of litigation (Note 11); $1.1 million of cancellation fees for

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15.   Restructuring and Other Costs (Income), Net (continued)

fixed asset purchases; and $0.4 million of other cash costs, primarily relocation expenses. The charges for severance and abandoned facilities are net of reversals of $1.3 million and $3.3 million, respectively, that the segment had provided in 2001 and 2002. The severance reserves that were reversed were no longer required primarily due to employee attrition. The reversal of the abandoned facility reserves is primarily due to the favorable settlement of lease obligations. In addition, this segment wrote off assets totaling $8.8 million, primarily for abandoned telecommunication and other manufacturing equipment. The segment also recorded a charge of $0.8 million as a result of the options to purchase shares of Spectra-Physics becoming options to purchase shares of Thermo Electron, following the acquisition of the minority interest in this business in February 2002 (Note 17). These charges were offset in part by a $0.2 million net gain from the sale of a small business unit and land. Following these actions in 2002, the company suspended initiatives for products that address telecom markets based on the continuing economic downturn in these markets.

Corporate
---------

       The company recorded $2.6 million of restructuring and other charges at its corporate office in 2002, which were primarily cash costs, principally for third-party advisory fees. While the company no longer has any public subsidiaries, it has numerous non-U.S. subsidiaries through which the formerly public subsidiaries conducted business. The third-party advisory fees are being incurred to simplify this legal structure.

2001

       In response to a downturn in telecommunications, semiconductor, and other markets served by the company's businesses and in an effort to further integrate business units, the company initiated restructuring actions in the second quarter of 2001 in a number of business units to reduce costs and shed unproductive assets. Further actions were initiated in the fourth quarter of 2001. The restructuring and related actions primarily consisted of headcount reductions, writedowns of telecommunication equipment and excess telecommunication inventories at Spectra-Physics, discontinuation of a number of mature or unprofitable product lines, and consolidation of facilities to streamline operations and reduce costs. During 2001, the company recorded $158.8 million of restructuring and other charges primarily associated with these actions, including $26.1 million of charges to cost of revenues. In addition, the company recorded $2.8 million of other nonoperating charges during 2001.
These charges are detailed by segment below.

       The company recorded net restructuring and other charges by segment for 2001 as follows:

                                                  Life and
                                                Laboratory       Measurement          Optical
                                                  Sciences       and Control     Technologies         Corporate            Total
                                                ----------       -----------     ------------         ---------         --------
                                                                                  (In thousands)

       Cost of Revenues                           $  6,863          $  8,196         $ 11,036          $      -         $ 26,095
       Restructuring and Other Costs, Net           38,696            36,396           46,092            11,518          132,702
       Loss on Investments                               -             1,983              801                 -            2,784
                                                  --------          --------         --------          --------         --------

                                                  $ 45,559          $ 46,575         $ 57,929          $ 11,518         $161,581
                                                  ========          ========         ========          ========         ========



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15.   Restructuring and Other Costs (Income), Net (continued)

       The components of net restructuring and other charges by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $45.6 million of net restructuring and other charges in 2001. The segment recorded charges to cost of revenues of $6.9 million, primarily for discontinued product lines, and $38.7 million of other costs. These other costs consisted of $27.3 million of cash costs, including $17.1 million of severance for 570 employees across all functions; $8.7 million of ongoing lease costs through 2012 for facilities described below; and $1.5 million of other costs. The charge also included a $3.4 million writeoff of in-process research and development costs at an acquired business, $8.3 million of asset writedowns, and $0.7 million of noncash severance costs, offset by $1.0 million of gains for the sale of a small business unit and a product line. The writeoff of in-process research and development was determined through established valuation techniques and was charged to expense upon acquisition because technological feasibility had not been established and no future alternative uses existed. The asset writedowns principally included $5.1 million of goodwill for business units that were closed, $2.3 million of fixed assets at facilities being consolidated, and $0.9 million of other assets. The facility consolidations included closure of 17 sales and service offices, including 16 in Europe and one in the United States, and the closure of nine factories, including five in Europe and four in the United States. The activities of these facilities were transferred to other locations in those regions.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $44.6 million of net restructuring and other charges in 2001. The segment recorded charges to cost of revenues of $8.2 million, primarily for discontinued product lines, and $36.4 million of other costs, net. These other costs consisted of $20.7 million of cash costs, including $15.4 million of severance for 777 employees across all functions; $4.0 million of ongoing lease costs through 2009 for facilities described below; and $1.3 million of other cash costs. The charge also included losses of $12.0 million on the sale of businesses and writedowns of goodwill for businesses subsequently sold, $4.6 million of asset writedowns, and $0.2 million of other costs, offset in part by a gain of $1.1 million on the sale of a building. The principal businesses that were sold that resulted in losses were noncore businesses and included Pharos Marine, a marine navigation unit, in August 2001, and ThermoMicroscopes, a manufacturer of scanning probe microscopes, in July 2001. The asset writedowns included $3.6 million of fixed assets at facilities being closed and $1.0 million for impairment of a note receivable that was a preacquisition asset of a business acquired in 1999. The facility consolidations included closure of 12 sales and service offices, including 11 in Europe and one in the United States, and the closure of 14 factories, including eight in the United States, five in Europe, and one in Canada. The activities of these sales and service offices and factories were transferred to other facilities in those regions.

       This segment also recorded $2.0 million of other nonoperating charges in 2001 to write down to market value an available-for-sale investment that was a preacquisition asset of a business acquired in 1999, due to an impairment that the company deemed other than temporary.

Optical Technologies
--------------------

       The Optical Technologies segment recorded $57.1 million of net restructuring and other charges in 2001. The segment recorded charges to cost of revenues of $11.0 million, primarily for excess telecommunication inventories at Spectra-Physics and discontinued product lines, and $46.1 million of other costs. The excess telecommunication inventories resulted from a severe slowdown in this market and the writedown reduced the carrying value of these and other inventories to estimated net realizable value. The $46.1 million of other costs consisted of $22.1 million of cash

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15.   Restructuring and Other Costs (Income), Net (continued)

costs, including $5.6 million of severance for 346 employees, primarily in manufacturing positions; $7.0 million for leases on abandoned equipment; $5.9 million of loss on litigation; $1.2 million of ongoing lease costs through 2005 for facilities described below; and $2.4 million of other cash costs. The other cash costs primarily represented cancellation fees for fixed-asset purchases and termination of distributor agreements. The segment also recorded $24.0 million of asset writedowns including $21.3 million of fixed assets, principally equipment used in telecommunication manufacturing for which estimated future cash flows were not sufficient to recover the carrying value. The asset writedowns also included $2.3 million of goodwill to reduce the carrying value of two small business units held for sale to their estimated disposal value, and $0.4 million of costs associated with an abandoned financing at Spectra-Physics.
The facility consolidations included closure of three sales and service offices, including two in Europe and one in the United States; the closure of three factories in the United States; and the closure of two distribution facilities in Europe. The activities of these sites were transferred to other facilities in those regions.

       This segment also recorded $0.8 million of other nonoperating charges in 2001 to write down an investment to its market value due to an impairment that the company deemed other than temporary.

Corporate
---------

       The company recorded $11.5 million of restructuring and other charges at its corporate office in 2001. This amount included $11.3 million of cash costs, including $5.9 million of investment banking, consulting, and legal fees associated with the company's reorganization plan; $3.5 million of employee-retention costs that was accrued ratably through 2001, the period through which the employees had to work to qualify for a payment; and $1.9 million for severance for 21 employees. The charge also included $0.2 million of noncash severance costs.

2000

       As a result of a review of existing businesses following the appointment of a new president and chief operating officer in July 2000, the company commenced the restructuring of a number of business units to reduce costs and shed unproductive assets. The restructuring primarily consisted of headcount reductions, discontinuation of a number of mature or unprofitable product lines, and consolidation of facilities to streamline operations and reduce costs.
During 2000, the company recorded $81.4 million of restructuring and other charges primarily associated with these actions, including $19.3 million of charges to cost of revenues. These charges are detailed by segment below. In addition, the company recorded other income, net, of $130.0 million and nonoperating charges of $45.1 million during 2000, as detailed by segment below.

       The company recorded net restructuring and other charges (income) by segment for 2000 as follows:

                                                  Life and
                                                Laboratory       Measurement          Optical
                                                  Sciences       and Control     Technologies         Corporate            Total
                                                ----------       -----------     ------------         ---------        ---------
                                                                                 (In thousands)

       Cost of Revenues                          $  13,704         $   2,665        $   2,916         $       -        $  19,285
       Restructuring and Other Costs
        (Income), Net                               11,006          (102,475)           3,118            20,496          (67,855)
       Equity in Loss of Unconsolidated
        Subsidiaries                                     -                 -           47,421                 -           47,421
       Other Income, Net                                 -                 -           (2,281)                -           (2,281)
                                                 ---------         ---------        ---------         ---------        ---------

                                                 $  24,710         $ (99,810)       $  51,174         $  20,496        $  (3,430)
                                                 =========         =========        =========         =========        =========


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15.   Restructuring and Other Costs (Income), Net (continued)

       The components of net restructuring and other charges (income) by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $24.7 million of restructuring and other charges in 2000. The segment recorded charges to cost of revenues of $13.7 million, primarily for discontinued product lines, and $11.0 million of other costs. These other costs consisted of $7.0 million of cash costs, including $5.3 million of severance for 142 employees across all functions; $0.8 million for ongoing lease costs through 2003 for facilities described below; a $0.3 million provision for a lawsuit; and $0.6 million for other exit costs. The segment also recorded $4.0 million of asset writedowns in connection with the closure of a small business and the consolidation and abandonment of facilities. The asset writedowns included $2.3 million of goodwill and $1.7 million of fixed assets. The facility consolidations included closure of sales offices in Spain, Belgium, and Japan and the transfer of their activities to other offices, consolidation of two German units into one facility, and the closure of a manufacturing operation in the U.K.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $99.8 million of restructuring and other income, net, in 2000. The segment recorded charges to cost of revenues of $2.7 million, primarily for discontinued product lines, and recorded $102.5 million of other income, net. The segment had a net gain of $126.7 million on the sale of several businesses, primarily Spectra Precision
(Note 2), Nicolet Imaging Systems (NIS), and Sierra Research and Technology Inc.
(SRT). NIS and SRT manufacture products that include imaging systems used in assembling complex printed circuit boards and in airbag manufacturing. Spectra
Precision, NIS, and SRT had aggregate revenues and operating income of $125.7 million and $11.0 million, respectively, in 2000 through their respective disposal dates. The segment also recorded charges of $18.7 million for asset writedowns including $16.1 million of goodwill to reduce the carrying value of businesses held for sale to estimated disposal value, $2.4 million of fixed assets unique to certain discontinued products and $0.2 million of other assets, and recorded $6.1 million of cash costs. The cash costs included $1.6 million of severance for 64 employees across all functions; $2.8 million of lease costs through 2001; a $0.5 million provision for a lawsuit; and $1.2 million of other exit costs, primarily employee-retention and relocation costs incurred in 2000.
The lease costs included amounts for the closure of sales offices in Norway, New
Zealand, and Germany, and relocation of a business unit to other facilities within Colorado. The businesses held for sale primarily included CAC Inc. and the Mid South Companies, which provide the oil and gas industry with wellhead safety and control products; the Test and Measurement business, which manufactures and sells data acquisition systems, digital oscilloscopes, and recorders; and Pharos Marine. The segment also had other income of $0.6 million in 2000, primarily representing a gain on the termination of a lease.

Optical Technologies
--------------------

       The Optical Technologies segment recorded $6.0 million of restructuring and other costs in 2000. The segment recorded charges to cost of revenues of $2.9 million, primarily for discontinued product lines, and $3.1 million of other costs. These other costs consisted of a charge of $1.5 million for in-process research and development in connection with an acquisition; $0.5 million of asset writedowns; and $1.1 million of cash costs, including $0.4 million of severance for 22 employees across all functions, $0.3 million for ongoing lease costs, and $0.4 million of other exit costs. The asset writedowns primarily consisted of a writedown of goodwill in order to reduce the carrying value of a small business unit that was held for sale to estimated disposal value. The lease costs related to the closure of a facility in California with lease payments that ceased in 2000.


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15.   Restructuring and Other Costs (Income), Net (continued)

       The Optical Technologies segment recorded a charge of $23.7 million in 2000 to write down the carrying value of its equity-method investment in FLIR
(Note 4) based on a decline in the market value of FLIR shares that the company deemed other than temporary. The segment also recorded other noncash charges of $23.7 million in 2000, representing the company's pro rata share of FLIR's losses. Both of these charges were recorded to equity in earnings (loss) of unconsolidated subsidiaries, a component of other income (expense), net, in the accompanying statement of operations.

       Prior to its acquisition by the company, Spectra-Physics elected early adoption of SFAS No. 133. Under SFAS No. 133, Spectra-Physics is permitted under certain conditions to enter into currency-exchange contracts to hedge probable anticipated transactions without recording gains and losses on such contracts in income. The company did not adopt SFAS No. 133 until 2001, and through 2000 accounted for hedging transactions under SFAS No. 52. Under SFAS No. 52, such contracts were deemed to be speculative hedges and were marked to market with the resulting gain or loss reported as a component of the company's results of operations. During 2000, the company recorded income on currency-exchange contracts entered into by Spectra-Physics of $2.3 million, which is included in other income (expense), net, in the accompanying statement of operations.

Corporate

       The company recorded $20.5 million of restructuring and other charges, net, at its corporate office in 2000. This amount included $16.1 million of investment banking, consulting, and legal fees associated with the company's reorganization plan; $3.6 million of employee-retention costs that was accrued ratably over the period through which the employees had to work to qualify for a payment; $3.0 million of severance for 21 employees; and $1.6 million of noncash costs. The company also recorded other income of $3.8 million, representing a gain from the sale of an office building adjacent to the company's corporate office.

       The following table summarizes the severance actions of the company in 2000, 2001, and 2002.

                                                                                                                       Number of
                                                                                                                       Employees
                                                                                                                       ---------

       2000 Restructuring Plans
       Terminations Announced in 2000                                                                                        249
       Terminations Occurring in 2000                                                                                       (168)
       Adjustment to Plan                                                                                                     (1)
                                                                                                                            ----

       Remaining Terminations at December 30, 2000                                                                            80

       Additional Terminations Announced in 2001                                                                              16
       Terminations Occurring in 2001                                                                                        (91)
       Adjustment to Plan                                                                                                     (1)
                                                                                                                            ----

       Remaining Terminations at December 29, 2001                                                                             4
       Terminations Occurring in 2002                                                                                         (4)
                                                                                                                            ----

       Remaining Terminations at December 28, 2002                                                                             -
                                                                                                                            ====



<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15.   Restructuring and Other Costs (Income), Net (continued)

                                                                                                                       Number of
                                                                                                                       Employees
                                                                                                                       ---------

       2001 Restructuring Plans
       Terminations Announced in 2001                                                                                      1,714
       Terminations Occurring in 2001                                                                                     (1,001)
                                                                                                                          ------

       Remaining Terminations at December 29, 2001                                                                           713

       Additional Terminations Announced in 2002                                                                             247
       Terminations Occurring in 2002                                                                                       (877)
       Adjustment to Plan                                                                                                    (53)
                                                                                                                          ------

       Remaining Terminations at December 28, 2002                                                                            30
                                                                                                                          ======

       2002 Restructuring Plans
       Terminations Announced in 2002                                                                                        665
       Terminations Occurring in 2002                                                                                       (354)
                                                                                                                          ------

       Remaining Terminations at December 28, 2002                                                                           311
                                                                                                                          ======

       The following table summarizes the cash components of the company's restructuring plans. The noncash components and other amounts reported as restructuring and other costs (income), net, in the accompanying statement of operations have been summarized in the notes to the tables.

                                                                                  Abandonment
                                                                                    of Excess
                                                                 Severance         Facilities             Other             Total
                                                                ----------        -----------           -------           -------
                                                                                          (In thousands)

       Pre-2000 Restructuring Plans
        Balance at January 1, 2000                                 $ 4,636            $   225           $   564           $ 5,425
        Costs incurred in 2000                                           -                144                 -               144
        2000 usage                                                  (3,625)              (284)                -            (3,909)
        Reserves reversed                                               (6)               (84)                -               (90)
        Currency translation                                           (22)                (1)              (44)              (67)
                                                                   -------            -------           -------           -------

        Balance at December 30, 2000                                   983                  -               520             1,503
        2001 usage                                                    (405)                 -                 -              (405)
        Currency translation                                            (7)                 -               (14)              (21)
                                                                   -------            -------           -------           -------

        Balance at December 29, 2001                                   571                  -               506             1,077
        2002 usage                                                    (307)                 -                 -              (307)
        Transfer to accrued pension costs (a)                            -                  -              (534)             (534)
        Currency translation                                             -                  -                28                28
                                                                   -------            -------           -------           -------

        Balance at December 28, 2002                               $   264            $     -           $     -           $   264
                                                                   =======            =======           =======           =======


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15.   Restructuring and Other Costs (Income), Net (continued)

                                                                                  Abandonment
                                                                   Employee         of Excess
                                                Severance     Retention (b)        Facilities             Other             Total
                                                ---------     -------------       -----------          --------          --------
                                                                                  (In thousands)

       2000 Restructuring Plans
        Costs incurred in 2000 (c)               $ 10,469          $  4,116          $  3,818          $ 17,533          $ 35,936
        2000 usage                                 (6,488)             (830)           (1,031)           (7,958)          (16,307)
        Reserves reversed                            (205)                -                 -                 -              (205)
        Currency translation                           48                (3)               33                19                97
                                                 --------          --------          --------          --------          --------

        Balance at December 30, 2000                3,824             3,283             2,820             9,594            19,521
        Costs incurred in 2001                        328             3,472                21             5,963             9,784
        2001 usage                                 (2,415)             (468)             (909)          (14,277)          (18,069)
        Reserves reversed                            (105)                -               (21)                -              (126)
        Currency translation                          (44)                -               (45)              (80)             (169)
                                                 --------          --------          --------          --------          --------

        Balance at December 29, 2001                1,588             6,287             1,866             1,200            10,941
        Reserves reversed (d)                         (85)                -              (990)              (36)           (1,111)
        2002 usage                                 (1,214)           (6,054)             (925)           (1,088)           (9,281)
        Currency translation                          137                 -               114                 4               255
                                                 --------          --------          --------          --------          --------

        Balance at December 28, 2002             $    426          $    233          $     65          $     80          $    804
                                                 ========          ========          ========          ========          ========

       2001 Restructuring Plans
        Costs incurred in 2001 (e)               $ 40,076          $    297          $ 21,058          $  5,099          $ 66,530
        2001 usage                                (13,585)             (155)           (1,180)           (2,353)          (17,273)
        Reserves reversed                            (385)                -              (182)              (90)             (657)
        Currency translation                          (14)                1                69                11                67
                                                 --------          --------          --------          --------          --------

        Balance at December 29, 2001               26,092               143            19,765             2,667            48,667
        Costs incurred in 2002 (f)                  9,539             2,812             8,013             4,406            24,770
        Reserves reversed (d)                      (4,900)               (4)           (6,831)             (562)          (12,297)
        2002 usage                                (27,176)           (2,558)          (10,190)           (4,961)          (44,885)
        Currency translation                        2,050                24               744               115             2,933
                                                 --------          --------          --------          --------          --------

        Balance at December 28, 2002             $  5,605          $    417          $ 11,501          $  1,665          $ 19,188
                                                 ========          ========          ========          ========          ========

       2002 Restructuring Plans
        Costs incurred in 2002 (g)               $ 18,021          $  1,015          $  8,326          $  4,496          $ 31,858
        Reserves reversed (d)                         (77)                -                 -                 -               (77)
        2002 usage                                 (6,305)              (50)             (579)           (3,850)          (10,784)
        Currency translation                          229                 2                53                42               326
                                                 --------          --------          --------          --------          --------

        Balance at December 28, 2002             $ 11,868          $    967          $  7,800          $    688          $ 21,323
                                                 ========          ========          ========          ========          ========


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15.   Restructuring and Other Costs (Income), Net (continued)

(a) Balance of accrued restructuring costs from 1998 plans related to pension liability associated with employees terminated in 1998, which was transferred to accrued pension costs in 2002.
(b) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment. The 2000 awards were based on specified percentages of employees' salaries and were generally awarded to help ensure continued employment at least through completion of the company's reorganization plan.
(c) Excludes noncash charges, net, of $4.0 million and $2.0 million in the Life and Laboratory Sciences and Optical Technologies segments, respectively, and noncash income, net, of $108.6 million and $2.2 million in the Measurement and Control segment and at the company's corporate office, respectively. Also excludes $0.3 million and $0.5 million of cash costs in the Life and Laboratory Sciences and Measurement and Control segments, respectively, related to two lawsuits.
(d) Represents reductions in cost of plans as described in the discussion of restructuring actions by segment.
(e) Excludes noncash charges, net, of $11.4 million, $15.6 million, $24.0 million, and $0.2 million in the Life and Laboratory Sciences, Measurement and Control, and Optical Technologies segments, and at the company's corporate office, respectively, and loss on litigation of $5.9 million in the Optical Technologies sector.
(f) Excludes net gains from the sale of businesses and other assets of $0.9 million and $2.4 million in the Life and Laboratory Sciences and Measurement and Control segments, respectively; noncash charges of $7.0 million in the Optical Technologies segment; a cash charge of $0.7 million recorded in accrued pension costs in the Life and Laboratory Sciences segment; and loss on litigation of $0.7 million in the Optical Technologies segment.
(g) Excludes noncash charges of $7.1 million, $2.3 million, and $0.2 million in the Life and Laboratory Sciences and Optical Technologies segments and at the company's corporate office, respectively, and net gains from the sale of businesses and other assets of $5.8 million in the Measurement and Control segment.

       The company expects to pay accrued restructuring costs as follows:
severance, employee-retention obligations, and other costs, which primarily represent cancellation/termination fees, primarily through 2003; and abandoned-facility payments over lease terms expiring through 2012.

Note 16.   Adoption of SAB No. 101

       In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in
Financial Statements," which established criteria for recording revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In instances where these terms exist and the company is unable to demonstrate that the customer's acceptance criteria has been met prior to customer use or when the installation is essential to functionality or is not deemed inconsequential or perfunctory, SAB No. 101 requires that revenue recognition occur at completion of installation and/or upon customer acceptance. In accordance with the requirements of SAB No. 101, the company adopted the pronouncement as of January 2, 2000, and recorded the cumulative effect of the change in accounting principle on periods prior to 2000 in the restated results for the first quarter of 2000. The cumulative effect on net income totaled $12.9 million, net of an income tax benefit of $8.5 million and minority interest of $0.5 million. Revenues of $41.3 million in 2000 (as restated for the adoption of SAB No. 101) related to shipments that occurred in 1999 but for which installation and/or acceptance did not occur until 2000.
These revenues were recorded in 1999 prior to the adoption of SAB No. 101 and thus were a component in the determination of the cumulative effect of the change in accounting principle for periods prior to 2000.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 17.   Reorganization and Discontinued Operations

Reorganization

       During 2000 and 2001, the company completed the principal aspects of a major corporate reorganization. The reorganization split the company into three independent public entities and resulted in the divestiture of a number of businesses. The company spun off as a dividend to its shareholders Kadant Inc.
and Viasys Healthcare Inc. in August and November 2001, respectively. The company's continuing operations solely include its instruments businesses.

       During 2000, the company completed the acquisition of the minority interest in certain of its privately held subsidiaries and all of its formerly publicly held subsidiaries other than Spectra-Physics, Thermo Cardiosystems, Kadant, and Thermo Fibergen. In connection with these acquisitions, the company expended $368.6 million of cash and issued 22.6 million shares of its common stock valued at $448.7 million. In addition, the stock options of the subsidiaries were converted into stock options exercisable into 13.9 million shares of company common stock. The stock options had a fair value of $115.3 million. As a result of the completion of the cash tender offers and other repurchases, exchange offers, and stock option conversions, the company recorded an increase in goodwill of approximately $380 million in 2000.

       In 2001, the company increased its ownership in Spectra-Physics to 93.6% through a cash tender offer of $17.50 per share. In connection with this offer, and an earlier repurchase of Spectra-Physics shares in 2001, the company expended $69.5 million in 2001 and recorded an increase in goodwill of $45.8 million. In February 2002, the company acquired the shares of Spectra-Physics it did not previously own through a short-form merger at the same price as the tender offer and Spectra-Physics ceased to be publicly traded. The company expended $23.2 million of cash to complete the purchase of the minority interest and recorded an increase in goodwill of $15.8 million. Options to purchase shares of Spectra-Physics became options to purchase 2,242,000 shares of Thermo
Electron common stock, which was accounted for in accordance with the methodology set forth in FIN No. 44, "Accounting for Certain Transactions
Involving Stock Compensation" (Note 5).

       As a result of the completion of the exchange offers for its formerly majority-owned subsidiaries, Thermo Instrument Systems Inc., Thermedics Inc.,
Thermo Ecotek Corporation, ThermoLase Corporation, ThermoTrex Corporation, and
Thermo TerraTech Inc., $790.2 million principal amount of convertible obligations of these subsidiaries became obligations convertible into company common stock.

       Details of the transactions summarized above are as follows:

Acquisition of Minority Interests - Continuing Operations
---------------------------------------------------------

2000

       Thermo Instrument completed a merger with Thermo Vision Corporation pursuant to which Thermo Instrument acquired, for $7.00 per share in cash, all of the outstanding shares of common stock of Thermo Vision not already owned by Thermo Instrument or the company. The common stock of Thermo Vision ceased to be publicly traded.

       Thermo Instrument completed cash tender offers of $28.00 per share for Thermo BioAnalysis Corporation, $9.00 per share for Metrika Systems Corporation, and $9.00 per share for ONIX Systems Inc. in order to bring its and the company's collective ownership of these businesses to at least 90%.
Subsequently, Thermo Instrument completed the acquisition of the outstanding minority interest in each of these companies through short-form mergers at the same prices as the tender offers, and their common stock ceased to be publicly traded. Because Thermo Instrument owned more than 90% of the outstanding shares of Thermo Optek Corporation and ThermoQuest Corporation common stock, each of these companies were repurchased through short-form mergers at $15.00 and $17.00 per share, respectively, and their common stock ceased to be publicly traded.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 17.   Reorganization and Discontinued Operations (continued)

       Thermedics completed cash tender offers of $8.00 and $15.50 per share for Thermedics Detection Inc. and Thermo Sentron Inc., respectively, in order to bring its and the company's collective ownership of these businesses to at least
90%. Subsequently, Thermedics completed the acquisition of the outstanding minority interest in each of these companies through short-form mergers at the same prices as the tender offers, and their common stock ceased to be publicly traded.

       The company completed an exchange offer for Thermo Instrument in which shares of company common stock were offered to Thermo Instrument shareholders in exchange for their shares in order to bring the company's ownership in Thermo
Instrument to at least 90%. The exchange ratio for Thermo Instrument was 0.85 shares of company common stock for each share of Thermo Instrument common stock.
Subsequently, Thermo Instrument was spun into the company through a short-form merger at the same exchange ratio that was offered in the exchange offer, and its common stock ceased to be publicly traded. As a result of the completion of the merger with Thermo Instrument, the company issued 12.6 million shares of its common stock valued at $265.9 million.

Acquisition of Minority Interests - Discontinued Operations
-----------------------------------------------------------

2000

       The company completed a merger with Thermedics pursuant to which the company acquired all of Thermedics' outstanding shares of common stock not already owned by the company in exchange for company common stock at a ratio of
0.45 shares for each share of Thermedics common stock. The common stock of Thermedics ceased to be publicly traded.

       The company completed a merger with Thermo TerraTech pursuant to which the company acquired all of Thermo TerraTech's outstanding shares of common stock not already owned by the company in exchange for company common stock at a ratio of 0.3945 shares for each share of Thermo TerraTech common stock. The common stock of Thermo TerraTech ceased to be publicly traded.

       The company completed a merger with ThermoLase pursuant to which the company acquired all of ThermoLase's outstanding shares of common stock not already owned by ThermoTrex or the company in exchange for company common stock at a ratio of 0.132 shares for each share of ThermoLase common stock. The common stock of ThermoLase ceased to be publicly traded. In addition, under the agreement, units of ThermoLase were modified so that each unit consisted of a fractional share of company common stock. The units were redeemed in April 2001 for $7.5 million in cash.

       The company completed a merger with ThermoTrex pursuant to which the company acquired all of ThermoTrex's outstanding shares of common stock not already owned by the company in exchange for company common stock at a ratio of
0.5503 shares for each share of ThermoTrex common stock. The common stock of ThermoTrex ceased to be publicly traded.

       The company completed a cash tender offer of $2.15 per share for Trex
Medical to bring its ownership of this business to at least 90%. Subsequently, the company completed the acquisition of the outstanding minority interest in Trex Medical through a short-form merger at the same price as the tender offer, and the common stock of Trex Medical ceased to be publicly traded.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 17.   Reorganization and Discontinued Operations (continued)

       The company completed mergers with ThermoRetec Corporation and The
Randers Killam Group Inc. pursuant to which the company acquired, for $7.00 and $4.50 per share in cash, respectively, all of the outstanding shares of common stock of ThermoRetec and Randers Killam not already owned by Thermo TerraTech or the company. The common stock of each of ThermoRetec and Randers Killam ceased to be publicly traded.

       Because the company owned more than 90% of the outstanding shares of Thermo Ecotek, the company repurchased Thermo Ecotek through a short-form merger. Thermo Ecotek shareholders received 0.431 shares of company common stock for each share of Thermo Ecotek common stock. The common stock of Thermo Ecotek ceased to be publicly traded.

       As a result of the completion of the mergers with Thermedics, Thermo
TerraTech, ThermoLase, ThermoTrex, and Thermo Ecotek, the company issued 10.0 million shares of its common stock valued at $182.8 million.

Discontinued Operations

       In January 2000, the company announced its intention to sell several of its businesses. These businesses, together with the businesses spun off, constituted the company's former Biomedical and Emerging Technologies and Recycling and Resource Recovery segments, as well as the company's environmental businesses and its Thermo Power subsidiary. In addition, in June and July 2001, the company sold its power-generation business. In accordance with the provisions of APB No. 30 concerning reporting the effects of disposal of a segment of a business, the company classified the results of these businesses, as well as the results of the businesses spun off as dividends (collectively, "the discontinued businesses"), as discontinued operations in the accompanying statement of operations. In 2001, net liabilities of discontinued operations principally represents remaining obligations of the discontinued businesses including severance, lease, litigation, and tax obligations, net of the carrying value of the company's shares of Thoratec common stock, discussed below, and the net assets of three remaining operating units held for sale. In 2002, the Thoratec shares were reclassified to available-for-sale investments as discussed below and two of the three remaining operating units were sold.

       Summary operating results for 2000 of the power-generation business were as follows (in thousands):

                                                                                                                           2000
                                                                                                                         --------

       Revenues                                                                                                          $120,256
       Costs and Expenses                                                                                                  93,779
                                                                                                                         --------

       Income from Discontinued Operations Before Income Taxes and Minority Interest                                       26,477
       Income Tax Provision                                                                                               (10,427)
       Minority Interest Expense                                                                                           (1,822)
                                                                                                                         --------

       Income from Discontinued Operations                                                                               $ 14,228
                                                                                                                         ========

       During 2002, the company's discontinued operations had revenues and operating income of $82.7 million and $7.4 million, respectively. During 2001, the company's discontinued operations had revenues and operating income of $658.3 million and $50.4 million, respectively. During 2000, the company's discontinued operations (excluding the power-generation business) had revenues and an operating loss of $1.49 billion and $40.2 million, respectively. The company received proceeds from the sale of discontinued businesses of $42.7 million, $347.8 million, and $390.1 million in 2002, 2001, and 2000, respectively. In 2000, the company recorded a charge of $100 million, net of an

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 17.   Reorganization and Discontinued Operations (continued)

income tax benefit of $104 million, for changes in the actual and estimated proceeds of businesses discontinued in 2000. Of the businesses announced for sale, all but one with revenues of $31 million in 2002 have been sold as of December 28, 2002.

Spinoffs
--------

       On July 9, 2001, the company's Board of Directors approved the spinoff of the company's 91%-owned Kadant subsidiary as a dividend to the company's shareholders. On August 8, 2001, the company distributed all of its shares of Kadant to Thermo Electron shareholders of record as of July 30, 2001.
Immediately after the distribution, the company no longer owned shares of Kadant. The company received a ruling from the Internal Revenue Service (IRS) that the dividend of Kadant shares qualified in large part as a tax-free distribution for U.S. federal income tax purposes. Approximately 8% of the shares distributed to each shareholder were taxable because the company purchased them during the past five years. Cash distributed in lieu of fractional shares was also taxable. The stock dividend resulted in a reduction of net assets of discontinued operations and retained earnings of $197 million.

       In connection with the spinoff, the company and Kadant entered into a plan and agreement of distribution. The agreement provided for, among other things, the company to continue to guarantee Kadant's $153.0 million principal amount subordinated convertible debentures due 2004. The agreement required
Kadant to maintain certain financial ratios during the time that the company guaranteed these obligations. In December 2002, Kadant redeemed all of its outstanding subordinated convertible debentures.

       On October 11, 2001, the company's Board of Directors approved the spinoff of the company's wholly owned Viasys Healthcare subsidiary as a dividend to the company's shareholders. On November 15, 2001, the company distributed all of its shares of Viasys Healthcare to Thermo Electron shareholders of record as of November 7, 2001. Immediately after the planned distribution, the company no longer owned shares of Viasys Healthcare. The company received a ruling from the IRS that the dividend of Viasys Healthcare shares qualified as a tax-free distribution for U.S. federal income tax purposes, except that the cash received in lieu of fractional shares was taxable. The stock dividend resulted in a reduction of net assets of discontinued operations and retained earnings of $298 million.

       The ruling from the IRS required that the spinoffs raise additional equity capital in public offerings within one year of their spinoffs. Kadant completed an offering in 2002 and Viasys Healthcare obtained an extension from the IRS until November 2003 to conduct an offering.

Thermo Cardiosystems
--------------------

       In February 2001, the company sold its interest in Thermo Cardiosystems to Thoratec in exchange for 19.3 million shares of Thoratec common stock, which represented a 34% interest that had a market value of $11.56 per share on the date of the transaction. Certain restrictions, which lapsed in August 2002, limited the timing of the company's ability to sell these shares. The company accounted for the sale of Thermo Cardiosystems and the ownership of the Thoratec shares as discontinued operations. The company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations, and thereafter, carried the shares at a new cost basis of $6.50 per share. Following a sale of shares in February 2002 for net proceeds of $104 million and an after-tax gain of $38.4 million, the company owned less than 20% of Thoratec's outstanding shares. Accordingly, pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the company began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002. As such, the investment is recorded as quoted market value in current assets, and unrealized gains or losses are recorded as a part of accumulated other comprehensive items in the accompanying 2002 balance sheet.
As of December 28, 2002, the company held 7.7 million shares of Thoratec with a market value of $62 million.

<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 17.   Reorganization and Discontinued Operations (continued)

Power-Generation Business
-------------------------

       In March 2002, the company sold the last remaining component of its former power-generation business and realized a gain from the disposition totaling $13.0 million, principally for previously unrecognized tax benefits that were realized upon the sale.

       In June and July 2001, the company sold the chief components of the power-generation business for proceeds of $249 million, net of cash divested.
The company realized a gain on disposition of $15.6 million, net of tax.

Other
-----

       During 2002, primarily as a result of new tax regulations concerning deductible losses from divested businesses, the company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $46.6 million. Also in 2002, the company sold its Trophy Radiologie business for approximately $51 million in cash and, principally as a result of this transaction, recorded an after-tax gain of $17.4 million. This business is engaged in the production and sale of dental X-ray imaging systems and related software.

Note 18.   Unaudited Quarterly Information

                                                                                                    2002
                                                                           ------------------------------------------------------
                                                                           First (a)     Second (b)      Third (c)     Fourth (d)
                                                                           ---------     ----------      ---------     ----------
                                                                                   (In thousands except per share amounts)

Revenues                                                                    $491,326       $509,113       $517,171       $568,745
Gross Profit                                                                 223,656        229,788        228,657        245,275
Income from Continuing Operations Before Extraordinary Item                   64,381         49,490         38,983         42,476
Income Before Extraordinary Item                                             115,751         68,490         38,983         87,476
Net Income (e)                                                               115,044         68,517         39,017         87,152
Earnings per Share from Continuing Operations Before Extraordinary
 Item:
    Basic                                                                        .37            .29            .24            .26
    Diluted                                                                      .34            .28            .23            .25
Earnings per Share:
    Basic                                                                        .66            .40            .24            .53
    Diluted                                                                      .59            .38            .23            .51

Amounts reflect aggregate restructuring and other items, net, and nonoperating items, net, as follows:

(a) Costs of $8.4 million, gains of $56.3 million from the sale of shares of FLIR, and a net of tax gain of $51.4 million related to the company's discontinued operations.
(b) Costs of $17.0 million, gains of $31.6 million from the sale of shares of FLIR, and a tax benefit of $19.0 million related to the company's discontinued operations.
(c) Costs of $8.6 million and gains of $6.6 million from the sale of shares of FLIR.
(d) Costs of $27.2 million, gains of $16.9 million from the sale of shares of FLIR, and a net of tax gain of $45.0 million related to the company's discontinued operations.
(e) Extraordinary loss, net of tax, of $0.7 million and $0.3 million in the first and fourth quarters, respectively, and nominal extraordinary income, net of tax, in the second and third quarters.


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 18.   Unaudited Quarterly Information (continued)

                                                                                                    2001
                                                                           ------------------------------------------------------
                                                                           First (f)     Second (g)      Third (h)     Fourth (i)
                                                                           ---------     ----------      ---------     ----------
                                                                                    (In thousands except per share amounts)

Revenues                                                                    $573,089       $542,472       $512,941       $559,708
Gross Profit                                                                 255,254        238,062        228,486        236,820
Income (Loss) from Continuing Operations Before Extraordinary Item and
 Cumulative Effect of Change in Accounting Principle                          21,819          9,423         25,677         (7,327)
Income (Loss) Before Extraordinary Item and Cumulative Effect of
 Change in Accounting Principle                                              (44,181)        24,983         25,677         (7,327)
Net Income (Loss) (j)                                                        (45,175)        24,983         26,279         (6,868)
Earnings (Loss) per Share from Continuing Operations Before
 Extraordinary Item and Cumulative Effect of Change in Accounting
 Principle:
    Basic                                                                        .12            .05            .14           (.04)
    Diluted                                                                      .12            .05            .14           (.04)
Earnings (Loss) per Share:
    Basic                                                                       (.25)           .14            .15           (.04)
    Diluted                                                                     (.24)           .14            .14           (.04)

Amounts reflect aggregate restructuring and other items, net, and nonoperating items, net, as follows:

(f) Costs of $12.9 million, a net of tax charge of $66.0 million related to the company's discontinued operations, and a $1.0 million charge for the cumulative effect of change in accounting principle for the adoption of
    SFAS No. 133.
(g) Costs of $37.0 million and a net of tax gain of $15.6 million related to the company's discontinued operations.
(h) Costs of $9.6 million and gains of $8.6 million from the sale of shares of FLIR.
(i) Costs of $102.2 million and gains of $26.5 million from the sale of shares of FLIR.
(j) Extraordinary income, net of taxes, of $0.6 million and $0.5 million in the third and fourth quarters, respectively.

Note 19.   Subsequent Event

       In February 2003, the company announced that in April 2003, it will redeem all of its outstanding 4 3/8% subordinated convertible debentures due
2004. As of December 28, 2002, the principal amount outstanding for these debentures was $71.9 million. The redemption price is 100% of the principal amount of the debentures, plus accrued interest. Accordingly, the obligations have been presented as current liabilities in the accompanying 2002 balance sheet.

<

>


                           THERMO ELECTRON CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                              Balance at      Provision                    Accounts                       Balance
                                               Beginning     Charged to      Accounts       Written                        at End
                                                 of Year        Expense     Recovered           Off      Other (a)        of Year
                                              ----------     ----------     ---------      --------      ---------        -------

Allowance for Doubtful Accounts

Year Ended December 28, 2002                     $26,525        $ 4,114       $   165       $(7,444)       $ 2,216        $25,576

Year Ended December 29, 2001                     $30,593        $ 6,316       $    23       $(8,147)       $(2,260)       $26,525

Year Ended December 30, 2000                     $33,650        $ 9,264       $   450       $(7,211)       $(5,560)       $30,593

                                                       Balance at      Established       Activity                         Balance
                                                        Beginning       as Cost of     Charged to                          at End
                                                          of Year     Acquisitions        Reserve       Other (c)         of Year
                                                       ----------     ------------     ----------       ---------        --------

Accrued Acquisition Expenses (b)

Year Ended December 28, 2002                             $  7,104         $  2,723       $ (1,357)       $    358        $  8,828

Year Ended December 29, 2001                             $ 10,070         $    144       $ (1,920)       $ (1,190)       $  7,104

Year Ended December 30, 2000                             $ 19,445         $    352       $ (6,445)       $ (3,282)       $ 10,070


                                                       Balance at        Provision       Activity                         Balance
                                                        Beginning       Charged to     Charged to                          at End
                                                          of Year      Expense (e)        Reserve       Other (f)         of Year
                                                       ----------      -----------     ----------       ---------        --------

Accrued Restructuring Costs (d)

Year Ended December 28, 2002                             $ 60,685         $ 43,143       $(65,257)       $  3,008        $ 41,579

Year Ended December 29, 2001                             $ 21,024         $ 76,314       $(35,747)       $   (906)       $ 60,685

Year Ended December 30, 2000                             $  5,425         $ 35,785       $(20,216)       $     30        $ 21,024

(a) Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)  The nature of activity in this account is described in Note 2.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of goodwill or other intangible assets resulting from finalization of restructuring plans, the effect of currency translation and, in 2001 and 2000, the reserves of businesses sold.
(d)  The nature of activity in this account is described in Note 15.
(e) In 2002, excludes $7.5 million of noncash costs, net, primarily for asset writedowns, and excludes a cash charge of $0.7 million recorded in accrued pension costs, and loss on litigation of $0.7 million. In 2001, excludes
     $51.1 million of noncash costs, net, primarily for asset writedowns, and excludes a $5.9 million loss on litigation. In 2000, excludes $104.6 million of noncash income, net, primarily from the sale of businesses, offset by provisions for asset writedowns, and excludes $0.8 million of cash costs related to two lawsuits.
(f) Represents the effect of currency translation and, in 2002, a transfer to accrued pension costs of $0.5 million.

<

>


                           THERMO ELECTRON CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Thermo Electron Corporation:

       Our audit of the consolidated financial statements referred to in our report dated February 4, 2003 (except as to the information in Note 19, for which the date is February 28, 2003), appearing in this Annual Report on Form
10-K of Thermo Electron Corporation also included an audit of the financial statement schedule for the year ended December 28, 2002, listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule for the year ended December 28, 2002, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Thermo
Electron Corporation for the years ended December 29, 2001, and December 30,
2000, were audited by other independent accountants who have ceased operations.
Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated February 7, 2002.


PricewaterhouseCoopers LLP


Boston, Massachusetts
February 4, 2003

<

>
                           THERMO ELECTRON CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN
LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO
SUPPLEMENTAL SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
DECEMBER 29, 2001, AND DECEMBER 30, 2000.

To the Shareholders and Board of Directors of Thermo Electron Corporation:

       We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thermo
Electron Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 2002
(except with respect to the matters discussed in Note 19*, as to which the date is February 25, 2002). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13** is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                            Arthur Andersen LLP

Boston, Massachusetts
February 7, 2002


*The discussion of the subsequent events discussed in Note 19 in 2001, is now included in Note 10 and Note 17.

**The schedule is now listed in Item 15 on page 35.

<

>