Form 10-K/A
period 2002-12-28
THERMO ELECTRON CORP
filed 2003-03-27
CIK 97745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
              ----------------------------------------------------

                                   FORM 10-K/A
                                 Amendment No. 1

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

       Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
--------------------------------       -----------------------------------------
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

                                    PART III

       Item 13 of the Registrant's Form 10-K for the fiscal year ended December 28, 2002, is hereby amended and restated to read as follows:

Item 13.   Certain Relationships and Related Transactions

       Not applicable.


                                     PART IV

       The Exhibit Index on page 39 of the Registrant's Form 10-K for the fiscal year ended December 28, 2002, is hereby amended and restated to add Exhibits 10.75, 10.76, and 10.77, which are filed herewith.

Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.75 Restricted Stock Agreement dated February 26, 2003, between the Registrant and Marc N. Casper.

 10.76 Restricted Stock Agreement dated October 13, 2000, between the Registrant and Guy Broadbent.

 10.77            Description of Supplemental Long Term Disability Plan of the
                  Registrant.

<

>


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2003                      THERMO ELECTRON CORPORATION


                                      By:  /s/ Marijn E. Dekkers
                                           -------------------------------------
                                           Marijn E. Dekkers
                                           President and Chief Executive Officer






<

>


                           THERMO ELECTRON CORPORATION

                                 CERTIFICATIONS

I, Marijn E. Dekkers, certify that:

1. I have reviewed this annual report on Form 10-K/A of Thermo Electron Corporation;

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


Date:  March 27, 2003


                                           /s/ Marijn E. Dekkers
                                           -------------------------------------
                                           Marijn E. Dekkers
                                           President and Chief Executive Officer

<

>


                           THERMO ELECTRON CORPORATION


I, Theo Melas-Kyriazi, certify that:

1. I have reviewed this annual report on Form 10-K/A of Thermo Electron Corporation;

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


Date:  March 27, 2003


                                                         /s/ Theo Melas-Kyriazi
                                                         -----------------------
                                                         Theo Melas-Kyriazi
                                                         Chief Financial Officer

<

>