Form 10-Q
period 2003-03-29
THERMO ELECTRON CORP
filed 2003-05-08
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended March 29, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                       Outstanding at April 25, 2003
     -----------------------------           -----------------------------
     Common Stock, $1.00 par value                    161,749,688

PART I - Financial Information

Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                      March 29,     December 28,
(In thousands)                                                                                             2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  249,111       $  339,038
 Short-term available-for-sale investments, at quoted market value
   (amortized cost of $313,602 and $493,002)                                                            379,100          536,430
 Accounts receivable, less allowances of $25,711 and $25,576                                            412,411          429,740
 Inventories:
   Raw materials and supplies                                                                           143,704          134,039
   Work in process                                                                                       48,730           50,894
   Finished goods (includes $13,534 and $18,982 at customer locations)                                  149,812          147,871
 Deferred tax asset                                                                                      78,184           79,057
 Other current assets (Note 15)                                                                          94,717           54,490
                                                                                                     ----------       ----------

                                                                                                      1,555,769        1,771,559
                                                                                                     ----------       ----------

Property, Plant, and Equipment, at Cost                                                                 563,324          553,349
 Less: Accumulated depreciation and amortization                                                        290,298          280,441
                                                                                                     ----------       ----------

                                                                                                        273,026          272,908
                                                                                                     ----------       ----------

Other Assets (Note 10)                                                                                  158,853          186,390
                                                                                                     ----------       ----------

Goodwill                                                                                              1,418,926        1,416,205
                                                                                                     ----------       ----------

                                                                                                     $3,406,574       $3,647,062
                                                                                                     ==========       ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                      Liabilities and Shareholders' Equity

                                                                                                      March 29,     December 28,
(In thousands except share amounts)                                                                        2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations (Note 15)                    $  246,086       $  484,480
 Accounts payable                                                                                       105,510          111,994
 Accrued payroll and employee benefits                                                                   74,632           97,856
 Accrued income taxes                                                                                    60,222           44,519
 Deferred revenue                                                                                        70,033           58,490
 Accrued restructuring costs (Note 12)                                                                   31,806           41,579
 Other accrued expenses (Notes 2 and 11)                                                                165,058          170,996
 Net liabilities of discontinued operations                                                              77,958           93,806
                                                                                                     ----------       ----------

                                                                                                        831,305        1,103,720
                                                                                                     ----------       ----------

Long-term Deferred Income Taxes and Other Deferred Items                                                 61,357           58,678
                                                                                                     ----------       ----------

Long-term Obligations:
 Senior notes (Note 10)                                                                                 142,292          141,032
 Subordinated convertible obligations                                                                   288,414          304,549
 Other                                                                                                    5,157            5,760
                                                                                                     ----------       ----------

                                                                                                        435,863          451,341
                                                                                                     ----------       ----------

Shareholders' Equity:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued Common stock, $1 par value, 350,000,000 shares authorized; 170,898,573 and 169,952,419
   shares issued                                                                                        170,899          169,952
 Capital in excess of par value                                                                       1,223,144        1,212,145
 Retained earnings                                                                                      855,838          819,411
 Treasury stock at cost, 8,844,614 and 7,098,501 shares                                                (161,005)        (129,675)
 Deferred compensation                                                                                   (4,705)          (4,852)
 Accumulated other comprehensive items (Notes 7 and 10)                                                  (6,122)         (33,658)
                                                                                                     ----------       ----------

                                                                                                      2,078,049        2,033,323
                                                                                                     ----------       ----------

                                                                                                     $3,406,574       $3,647,062
                                                                                                     ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                   ----------------------------
                                                                                                   March 29,          March 30,
(In thousands except per share amounts)                                                                 2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Revenues (Note 4)                                                                                   $500,205           $491,326
                                                                                                    --------           --------

Costs and Operating Expenses:
 Cost of revenues                                                                                    276,367            267,670
 Selling, general, and administrative expenses                                                       139,119            138,913
 Research and development expenses                                                                    37,321             39,626
 Restructuring and other costs, net (Note 12)                                                          8,102              8,383
                                                                                                    --------           --------

                                                                                                     460,909            454,592
                                                                                                    --------           --------

Operating Income                                                                                      39,296             36,734
Other Income, Net (Note 5)                                                                             5,901             59,921
                                                                                                    --------           --------

Income from Continuing Operations Before Provision for Income Taxes and Minority
 Interest                                                                                             45,197             96,655
Provision for Income Taxes                                                                           (13,806)           (33,312)
Minority Interest Income                                                                                   -                331
                                                                                                    --------           --------

Income from Continuing Operations                                                                     31,391             63,674
Gain on Disposal of Discontinued Operations (net of income tax provision of
 $3,564 and $5,593; Note 13)                                                                           5,036             51,370
                                                                                                    --------           --------

Net Income                                                                                          $ 36,427           $115,044
                                                                                                    ========           ========

Earnings per Share from Continuing Operations (Note 6):
 Basic                                                                                              $    .19           $    .37
                                                                                                    ========           ========

 Diluted                                                                                            $    .19           $    .34
                                                                                                    ========           ========

Earnings per Share (Note 6):
 Basic                                                                                              $    .22           $    .66
                                                                                                    ========           ========

 Diluted                                                                                            $    .22           $    .59
                                                                                                    ========           ========

Weighted Average Shares (Note 6):
 Basic                                                                                               162,844            174,250
                                                                                                    ========           ========

 Diluted                                                                                             165,614            204,189
                                                                                                    ========           ========


The accompanying notes are an integral part of these consolidated financial statements.


<

>
                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                   ----------------------------
                                                                                                   March 29,          March 30,
(In thousands)                                                                                          2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                        $  36,427          $ 115,044
 Gain on disposal of discontinued operations (Note 13)                                                (5,036)           (51,370)
                                                                                                   ---------          ---------

 Income from continuing operations                                                                    31,391             63,674

 Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                   14,034             14,536
      Noncash restructuring and other costs, net (Note 12)                                             2,974                991
      Provision for losses on accounts receivable                                                        661                818
      Change in deferred income taxes                                                                  1,627             (5,605)
      Gain on sale of businesses                                                                        (262)            (2,270)
      Gain on investments, net (Note 5)                                                               (5,175)           (57,953)
      Equity in earnings of unconsolidated subsidiaries (Note 5)                                           -             (2,169)
      Minority interest income                                                                             -               (331)
      Other                                                                                            1,505              2,575
      Changes in current accounts, excluding the effects of acquisitions and dispositions:
          Accounts receivable                                                                         20,984              9,667
          Inventories                                                                                 (6,590)            (7,100)
          Other current assets                                                                        (8,756)            (5,066)
          Accounts payable                                                                            (7,381)            (6,833)
          Other current liabilities                                                                  (27,722)           (15,169)
                                                                                                   ---------          ---------

            Net cash provided by (used in) continuing operations                                      17,290            (10,235)
            Net cash used in discontinued operations                                                  (5,359)            (7,877)
                                                                                                   ---------          ---------

            Net cash provided by (used in) operating activities                                       11,931            (18,112)
                                                                                                   ---------          ---------

Investing Activities:
 Proceeds from maturities of available-for-sale investments                                          173,848             18,882
 Proceeds from sale of available-for-sale investments                                                 10,788             39,237
 Purchases of property, plant, and equipment                                                         (12,587)           (13,466)
 Proceeds from sale of property, plant, and equipment                                                  1,236              1,051
 Acquisition, net of cash acquired (Note 2)                                                           (2,620)                 -
 Proceeds from sale of businesses, net of cash divested                                                  384              3,185
 Proceeds from sale of other investments                                                                  39             80,595
 Acquisition of minority interest of subsidiary                                                            -            (21,283)
 Increase in other assets                                                                               (528)            (5,662)
 Other                                                                                                   503                346
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                               171,063            102,885
            Net cash provided by discontinued operations                                               1,871            107,540
                                                                                                   ---------          ---------

            Net cash provided by investing activities                                                172,934            210,425
                                                                                                   ---------          ---------


<

>
                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                   ----------------------------
                                                                                                   March 29,          March 30,
(In thousands)                                                                                          2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Redemption and repayment of long-term obligations                                                 $  (1,084)         $(457,009)
 Purchases of company common stock and subordinated convertible debentures                           (46,102)          (100,036)
 Net proceeds from issuance of company common stock                                                   10,540             10,693
 Increase (decrease) in short-term notes payable                                                    (237,336)           369,162
 Other                                                                                                     -                293
                                                                                                   ---------          ---------

            Net cash used in continuing operations                                                  (273,982)          (176,897)
            Net cash used in discontinued operations                                                  (3,707)            (1,789)
                                                                                                   ---------          ---------

            Net cash used in financing activities                                                   (277,689)          (178,686)
                                                                                                   ---------          ---------

Exchange Rate Effect on Cash of Continuing Operations                                                  2,950               (746)
Exchange Rate Effect on Cash of Discontinued Operations                                                  (82)               (60)
                                                                                                   ---------          ---------

Increase (Decrease) in Cash and Cash Equivalents                                                     (89,956)            12,821
Cash and Cash Equivalents at Beginning of Period                                                     339,067            305,200
                                                                                                   ---------          ---------

                                                                                                     249,111            318,021

Cash and Cash Equivalents of Discontinued Operations at End of Period                                      -             (3,026)
                                                                                                   ---------          ---------

Cash and Cash Equivalents at End of Period                                                         $ 249,111          $ 314,995
                                                                                                   =========          =========

Noncash Investing Activities:
 Fair value of assets of product line                                                              $   3,063          $       -
 Cash paid for product line                                                                           (2,769)                 -
                                                                                                   ---------          ---------

    Liabilities assumed of product line                                                            $     294          $       -
                                                                                                   =========          =========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1. General

       The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 2003, and the results of operations and cash flows for the three-month periods ended March 29, 2003, and March 30, 2002. Prior-period amounts have been reclassified to conform to the presentation in the current financial statements.
Interim results are not necessarily indicative of results for a full year.

       The consolidated balance sheet presented as of December 28, 2002, has been derived from the audited consolidated financial statements as of that date.
The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission. During the first quarter of 2003, the company changed its year end to December 31 from the Saturday closest to December 31. This change is effective in 2003 and thereafter.

2.     Acquisitions

       In January 2003, the Measurement and Control segment acquired a product line of emission monitoring products for $2.6 million in cash, net of cash acquired. The segment recorded $2.5 million of intangible assets consisting of product technology, which is being amortized over 10 years.

       The company has undertaken restructuring activities at acquired businesses. These activities, which were accounted for in accordance with Emerging Issues Task Force (EITF) No. 95-3, "Recognition of Liabilities in
Connection with a Purchase Business Combination," have primarily included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the company established reserves, primarily for severance and excess facilities. In accordance with EITF No. 95-3, the company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

       A summary of the changes in accrued acquisition expenses for acquisitions completed during 2002 is as follows:


                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities           Other             Total
------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2002                                         $1,319           $  588          $  499            $2,406
 Payments                                                              (559)             (97)              -              (656)
 Decrease recorded as a reduction in goodwill and other
   intangible assets                                                   (155)            (401)             (2)             (558)
 Currency translation                                                    (2)             (58)             (2)              (62)
                                                                     ------           ------          ------            ------

Balance at March 29, 2003                                            $  603           $   32          $  495            $1,130
                                                                     ======           ======          ======            ======

       The 2002 acquisitions primarily included Thermo CRS and the radiation-monitoring products business (RMP) of St. Gobain Corporation. The principal accrued acquisition expenses for 2002 acquisitions were for severance for approximately 102 employees at the acquired businesses, primarily in manufacturing, research and development, and

<

>
                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

sales and service; closure of a Thermo CRS manufacturing facility in Austria, with a lease that expired in 2003 and whose operations were consolidated into other existing facilities; and relocation of RMP employees from the seller's operations in Ohio and the United Kingdom to the company's facilities. The company expects to pay amounts accrued for acquisition expenses through the third quarter of 2003.

       A summary of the changes in accrued acquisition expenses for acquisitions completed before 2002 is as follows:


                                                                                                                    Abandonment
                                                                                                                      of Excess
(In thousands)                                                                                                       Facilities
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2002                                                                                             $6,422
 Payments                                                                                                                  (144)
 Currency translation                                                                                                       (93)
                                                                                                                         ------

Balance at March 29, 2003                                                                                                $6,185
                                                                                                                         ======

       The remaining accrued acquisition expenses for pre-2002 acquisitions represent lease obligations for four abandoned operating facilities in England with leases expiring through 2014.

3.     Business Segment Information


                                                                                                         Three Months Ended
                                                                                                    ----------------------------
                                                                                                    March 29,          March 30,
(In thousands)                                                                                           2003               2002
--------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Life and Laboratory Sciences                                                                     $299,465           $281,314
    Measurement and Control                                                                           153,920            151,689
    Optical Technologies                                                                               50,202             61,553
    Intersegment (a)                                                                                   (3,382)            (3,230)
                                                                                                     --------           --------

                                                                                                     $500,205           $491,326
                                                                                                     ========           ========

Income from Continuing Operations Before Provision for Income Taxes and
 Minority Interest:
    Life and Laboratory Sciences (b)                                                                 $ 39,022           $ 42,119
    Measurement and Control (c)                                                                        10,819             13,831
    Optical Technologies (d)                                                                           (3,677)           (11,898)
    Intersegment                                                                                          324               (109)
                                                                                                     --------           --------

      Total Segment Operating Income (e)                                                               46,488             43,943
    Corporate/Other (f)                                                                                (1,291)            52,712
                                                                                                     --------           --------

                                                                                                     $ 45,197           $ 96,655
                                                                                                     ========           ========


<

>


                           THERMO ELECTRON CORPORATION

3.     Business Segment Information (continued)

                                                                                                         Three Months Ended
                                                                                                    ----------------------------
                                                                                                    March 29,          March 30,
(In thousands)                                                                                           2003               2002
--------------------------------------------------------------------------------------------------------------------------------

Depreciation:
    Life and Laboratory Sciences                                                                     $  5,363           $  5,488
    Measurement and Control                                                                             2,579              2,922
    Optical Technologies                                                                                2,963              3,863
    Corporate                                                                                             737                696
                                                                                                     --------           --------

                                                                                                     $ 11,642           $ 12,969
                                                                                                     ========           ========

Amortization:
    Life and Laboratory Sciences                                                                     $  1,588           $  1,016
    Measurement and Control                                                                               523                284
    Optical Technologies                                                                                  281                267
                                                                                                     --------           --------

                                                                                                     $  2,392           $  1,567
                                                                                                     ========           ========

       During the first quarter of 2003, the company transferred management responsibility for several businesses between segments as follows: (1) the compositional-metrology business was moved to the Life and Laboratory Sciences segment from the Optical Technologies segment; (2) the ultra-high vacuum systems and semiconductor testing businesses were moved to the Measurement and Control segment from the Optical Technologies segment; and (3) Thermo Euroglas was moved to the Life and Laboratory Sciences segment from the Measurement and Control segment. In addition to these changes, during the first quarter of 2003, the company began allocating certain costs to the business segments previously classified as corporate expenses based on the estimated extent to which the segment benefited from the cost. Allocated costs principally include e-commerce, global sourcing, and marketing as well as some legal, human resources, and information systems costs. Prior-period segment information has been restated to reflect these changes.

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other costs, net, of $2.6 million in the first quarter of 2003 and restructuring and other income, net, of $0.3 million in the first quarter of 2002.
(c) Includes restructuring and other costs, net, of $3.6 million in the first quarter of 2003 and restructuring and other income, net, of $0.2 million in the first quarter of 2002.
(d) Includes restructuring and other costs, net, of $1.3 million and $8.3 million in the first quarter of 2003 and 2002, respectively.
(e) Segment operating income is operating income excluding costs incurred at the company's corporate office that are not allocated to the segments.
(f) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $0.6 million and $0.7 million in the first quarter of 2003 and 2002, respectively. Other income, net, includes gains on the sale of shares of FLIR Systems, Inc. of $3.7 million and $56.3 million in the first quarter of 2003 and 2002, respectively.

4.     Revenue Recognition

       In November 2002, the EITF reached a consensus on EITF No. 00-21,
"Accounting for Revenue Arrangements with Multiple Deliverables." The company elected to early adopt the provisions of EITF No. 00-21 and began applying the consensus prospectively in the first quarter of 2003. Under EITF No. 00-21, the company recognizes revenue and related costs for arrangements with customers that have multiple deliverables such as equipment and installation as each of these is delivered or completed based on their fair value. Previously, when installation was essential to

<

>

                           THERMO ELECTRON CORPORATION

4.     Revenue Recognition (continued)

functionality and not deemed inconsequential or perfunctory, all revenue was deferred until completion of installation. Revenues for products sold where installation was not essential to functionality and was deemed inconsequential or perfunctory were previously recognized upon shipment with estimated installation costs accrued. The adoption of EITF No. 00-21 increased revenues and diluted earnings per share by $7.6 million and $.01, respectively, during the first quarter of 2003.

5.     Other Income, Net

       The components of other income, net, in the accompanying statement of income are as follows:


                                                                                                         Three Months Ended
                                                                                                    ----------------------------
                                                                                                    March 29,          March 30,
(In thousands)                                                                                           2003               2002
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                                                      $  7,685           $ 14,358
Interest Expense (Note 10)                                                                             (6,904)           (13,479)
Gain on Investments, Net                                                                                5,175             57,953
Equity in Earnings of Unconsolidated Subsidiaries                                                           -              2,169
Other Items, Net                                                                                          (55)            (1,080)
                                                                                                     --------           --------

                                                                                                     $  5,901           $ 59,921
                                                                                                     ========           ========

       The company sold 100,000 and 1,250,000 shares of FLIR Systems, Inc.
common stock during the first quarter of 2003 and 2002, respectively, and realized gains of $3.7 million and $56.3 million, respectively. These gains included $1.2 million and $14.4 million in the first quarter of 2003 and 2002, respectively, from the recovery of amounts written down in prior years.

6.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                                                          Three Months Ended
                                                                                                     ----------------------------
                                                                                                     March 29,          March 30,
(In thousands except per share amounts)                                                                   2003               2002
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                                     $ 31,391           $ 63,674
Gain on Disposal of Discontinued Operations, Net                                                         5,036             51,370
                                                                                                      --------           --------

Net Income for Basic Earnings per Share                                                                 36,427            115,044
Effect of Convertible Debentures                                                                            52              5,908
                                                                                                      --------           --------

Income Available to Common Shareholders, as Adjusted for Diluted
 Earnings per Share                                                                                   $ 36,479           $120,952
                                                                                                      --------           --------

Basic Weighted Average Shares                                                                          162,844            174,250
Effect of:
 Stock options                                                                                           1,653              2,974
 Convertible debentures                                                                                    917             26,965
 Contingently issuable shares                                                                              200                  -
                                                                                                      --------           --------

Diluted Weighted Average Shares                                                                        165,614            204,189
                                                                                                      --------           --------


<

>


                           THERMO ELECTRON CORPORATION

6.     Earnings per Share (continued)

                                                                                                          Three Months Ended
                                                                                                     ----------------------------
                                                                                                     March 29,          March 30,
(In thousands except per share amounts)                                                                   2003               2002
---------------------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share:
 Continuing operations                                                                                $    .19           $    .37
 Discontinued operations                                                                                   .03                .29
                                                                                                      --------           --------

                                                                                                      $    .22           $    .66
                                                                                                      ========           ========

Diluted Earnings per Share:
 Continuing operations                                                                                $    .19           $    .34
 Discontinued operations                                                                                   .03                .25
                                                                                                      --------           --------

                                                                                                      $    .22           $    .59
                                                                                                      ========           ========

       Options to purchase 12,139,000 and 7,575,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2003 and 2002, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       The computation of diluted earnings per share excludes the effect of assuming the conversion of the following convertible debentures because the effect would be antidilutive: in the first quarter of 2003, the company's 3
1/4%, 4%, and 4 3/8% subordinated convertible debentures with principal balances as of March 29, 2003, of $78.0 million, $210.4 million, and $70.9 million, respectively, and convertible at $41.84, $35.77, and $111.83 per share, respectively; and in the first quarter of 2002, the company's 4 3/8% subordinated convertible debentures.

7.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items.
Other comprehensive items represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheet, including currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments and hedging instruments, and minimum pension liability adjustment. During the first quarter of 2003 and 2002, the company had comprehensive income of $67.4 million and $59.4 million, respectively.
Comprehensive income in the first quarter of 2002 excludes the effect of unrealized gains of $111 million that existed at the date the company reclassified equity interests in FLIR and Thoratec Corporation to available-for-sale investments.

8.     Stock-based Compensation Plans and Pro Forma Stock-based Compensation
       Expense

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

       In October 1995, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for
Stock-Based Compensation," which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted after 1994 under the company's stock-based compensation plans been determined based on the fair value at the

<

>
                           THERMO ELECTRON CORPORATION

8.     Stock-based Compensation Plans and Pro Forma Stock-based Compensation
       Expense (continued)

grant dates consistent with the method set forth under SFAS No. 123, the effect on certain financial information of the company would have been as follows:

                                                                                                            Three Months Ended
                                                                                                         ------------------------
                                                                                                         March 29,      March 30,
(In thousands except per share amounts)                                                                       2003           2002
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations:
 As reported                                                                                              $ 31,391       $ 63,674
 Add: Stock-based employee compensation expense included in reported
    results, net of tax                                                                                        484            386
 Deduct: Total stock-based employee compensation expense determined
    under the fair-value-based method for all awards, net of tax                                            (6,561)        (7,119)
                                                                                                          --------       --------

 Pro forma                                                                                                $ 25,314       $ 56,941
                                                                                                          ========       ========

Basic Earnings per Share from Continuing Operations:
 As reported                                                                                              $    .19       $    .37
 Pro forma                                                                                                $    .16       $    .33

Diluted Earnings per Share from Continuing Operations:
 As reported                                                                                              $    .19       $    .34
 Pro forma                                                                                                $    .15       $    .31

Net Income:
 As reported                                                                                              $ 36,427       $115,044
 Add: Stock-based employee compensation expense included in reported
    net income, net of tax                                                                                     484            386
 Deduct: Total stock-based employee compensation expense determined
    under the fair-value-based method for all awards, net of tax                                            (6,561)        (7,119)
                                                                                                          --------       --------

 Pro forma                                                                                                $ 30,350       $108,311
                                                                                                          ========       ========

Basic Earnings per Share:
 As reported                                                                                              $    .22       $    .66
 Pro forma                                                                                                $    .19       $    .62

Diluted Earnings per Share:
 As reported                                                                                              $    .22       $    .59
 Pro forma                                                                                                $    .18       $    .56

9.     Recent Accounting Pronouncements

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective in 2003. The adoption of this new standard did not have a material impact on the company's financial statements.

<

>


                           THERMO ELECTRON CORPORATION

9.     Recent Accounting Pronouncements (continued)

       In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." The company adopted this standard in the first quarter of 2003.
Under the standard, all of the transactions previously classified by the company as extraordinary items are no longer treated as such, but instead are reported in other income, net, in the accompanying statement of income. Prior periods were restated to conform to this presentation.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities," which supersedes EITF No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities and generally lengthens the timeframe for reporting of expenses relating to restructuring activities beyond the period in which a plan is initiated. The company adopted the provisions of this statement for exit or disposal activities that were initiated in the first quarter of 2003. The provisions of EITF No.
94-3 will continue to apply with regard to the company's restructuring plans that commenced prior to 2003.

       In November 2002, the FASB issued FASB Interpretation (FIN) No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002.
The company is complying with the disclosure requirements of FIN No. 45. The other requirements did not materially affect the company's financial statements.

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable
Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN
No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the company is required to apply FIN No. 46 on July 1, 2003. FIN No. 46 did not materially affect the company's financial statements.

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

<

>


                           THERMO ELECTRON CORPORATION

10.    Derivative Instruments and Hedging (continued)

       The company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency losses and gains on the underlying exposure being hedged. Cash flows resulting from currency-exchange contracts qualifying as cash-flow hedges are recorded in the accompanying statement of cash flows in the same category as the item being hedged. At March 29, 2003, the company had deferred losses, net of income taxes, relating to forward currency-exchange contracts of approximately $1.0 million, substantially all of which is expected to be recognized as expense over the next 12 months to approximately offset gains on the exposures being hedged. The ineffective portion of the gain or loss on derivative instruments is recorded in other income, net, in the accompanying statement of income and is not material.

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7.625% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7.625%, and will pay a variable rate of 90-day LIBOR plus 2.19% (3.46% as of March 29, 2003). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt of $13.6 million at March 29, 2003.
The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

11.    Warranty Obligations and Other Indemnifications

       Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of product warranties for the quarter ended March 29, 2003, are as follows:


(In thousands)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2002                                                                                            $27,361
 Provision charged to income                                                                                              5,949
 Usage                                                                                                                   (5,325)
 Adjustments to previously provided warranties, net                                                                        (496)
 Other, net (a)                                                                                                             205
                                                                                                                        -------

Balance at March 29, 2003                                                                                               $27,694
                                                                                                                        =======

(a) Primarily represents the effects of currency translation.

       The company's outstanding indemnification agreements, including letters of credits and guarantees, have not changed materially from year-end 2002.

12.    Restructuring and Other Costs, Net

       In response to a continued downturn in markets served by the company, restructuring actions were initiated in 2002 in a number of business units to reduce costs principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions are recorded when incurred. Further actions were initiated in the first quarter of 2003. The company expects to incur an additional $4 million of restructuring costs through the remainder of 2003 for charges associated with these actions that cannot be recorded until incurred. The company

<

>
                           THERMO ELECTRON CORPORATION

12.    Restructuring and Other Costs, Net (continued)

believes that restructuring actions undertaken in 2002 and 2003 will be substantially completed in 2003. The company expects to identify additional sites to consolidate during the remainder of 2003 and will record charges in connection with any such actions.

       During the first quarter of 2003, the company recorded net restructuring and other costs by segment as follows:


                                             Life and
                                           Laboratory        Measurement            Optical
(In thousands)                               Sciences        and Control       Technologies          Corporate              Total
---------------------------------------------------------------------------------------------------------------------------------

Restructuring and Other Costs, Net             $2,573            $ 3,630             $1,294             $  605             $8,102
                                               ======            =======             ======             ======             ======

       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $2.6 million of net restructuring and other charges in the first quarter of 2003. These charges included $2.7 million of cash costs principally associated with facility consolidations. The cash costs included $1.0 million of net abandoned-facility lease costs for facilities described below; $0.7 million of employee-retention costs at facilities being closed; $0.6 million of severance for 25 employees, primarily in administrative, sales, and service functions; and $0.4 million of other cash costs, primarily relocation expenses. The charges for abandoned facilities include costs of $1.2 million, net of reversals of $0.2 million, and primarily represent revised estimates of future lease costs for facilities in Europe that the segment provided for in 2001. The charges for severance are net of reversals of $0.3 million that the segment had provided in 2002, which are no longer required due to employee attrition. In addition, the segment recorded a charge of $0.4 million to write down the carrying value of a building held for sale to net realizable value, offset by $0.5 million of net gains, primarily from the sale of a product line.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $3.6 million of net restructuring and other charges in the first quarter of 2003. These charges included $2.0 million of cash costs principally associated with facility consolidations. The cash costs included $1.1 million of severance for 46 employees across all functions; $0.2 million of employee-retention costs at facilities being closed; $0.1 million of abandoned-facility lease costs; and $0.6 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $0.4 million that the segment had provided previously, which are no longer required due to employee attrition. In addition, the segment recorded a charge of $1.6 million, primarily for the writedown of goodwill in a business held for sale to reduce the carrying value to estimated disposal value.

Optical Technologies
--------------------

       The Optical Technologies segment recorded $1.3 million of net restructuring and other charges in the first quarter of 2003. These charges included $1.0 million for the writedown of a facility held for sale to estimated disposal value. In addition, the segment recorded $0.3 million of cash costs, including $0.1 million of severance for 21 employees, primarily in manufacturing functions; $0.1 million of employee-retention costs at facilities being closed;
and $0.1 million of other cash costs.

<

>
                           THERMO ELECTRON CORPORATION

12.    Restructuring and Other Costs, Net (continued)

Corporate
---------

       The company recorded $0.6 million of restructuring and other charges at its corporate office in the first quarter of 2003, all of which were cash costs, primarily for third-party advisory fees. While the company no longer has any public subsidiaries, it has numerous non-U.S. subsidiaries through which the formerly public subsidiaries conducted business. The third-party advisory fees are being incurred to simplify this legal structure.

General
-------

       The following table summarizes the company's severance actions in 2003.


                                                                                                                      Number of
2001 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 28, 2002                                                                                  30

Terminations Occurring in 2003                                                                                              (16)
Adjustment to Plan                                                                                                           (2)
                                                                                                                           ----

Remaining Terminations at March 29, 2003                                                                                     12
                                                                                                                           ====

2002 Restructuring Plans
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 28, 2002                                                                                 311

Terminations Occurring in 2003                                                                                             (200)
Adjustment to Plan                                                                                                          (11)
                                                                                                                           ----

Remaining Terminations at March 29, 2003                                                                                    100
                                                                                                                           ====

2003 Restructuring Plans
-------------------------------------------------------------------------------------------------------------------------------

Terminations Announced in 2003                                                                                               94
Terminations Occurring in 2003                                                                                              (51)
                                                                                                                           ----

Remaining Terminations at March 29, 2003                                                                                     43
                                                                                                                           ====


<

>


                           THERMO ELECTRON CORPORATION

12.    Restructuring and Other Costs, Net (continued)

       The following table summarizes the cash components of the company's restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2003 statement of income have been summarized in the notes to the table.


                                                                                 Abandonment
                                                                 Employee          of Excess
(In thousands)                                 Severance    Retention (a)         Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

Pre-2000 Restructuring Plans
 Balance at December 28, 2002                    $   264          $     -            $     -           $     -           $   264
    Payments                                         (82)               -                  -                 -               (82)
                                                 -------          -------            -------           -------           -------

 Balance at March 29, 2003                       $   182          $     -            $     -           $     -           $   182
                                                 =======          =======            =======           =======           =======

2000 Restructuring Plans
 Balance at December 28, 2002                    $   426          $   233            $    65           $    80           $   804
    Payments                                         (45)             (39)                 -                (4)              (88)
    Currency translation                              10                -                  -                 -                10
                                                 -------          -------            -------           -------           -------

 Balance at March 29, 2003                       $   391          $   194            $    65           $    76           $   726
                                                 =======          =======            =======           =======           =======

2001 Restructuring Plans
 Balance at December 28, 2002                    $ 5,605          $   417            $11,501           $ 1,665           $19,188
    Costs incurred in 2003                             5               58              1,103               141             1,307
    Reserves reversed (b)                           (350)             (90)              (189)              (63)             (692)
    Payments                                      (1,142)            (120)            (2,919)             (223)           (4,404)
    Currency translation                             123                -                 73                (1)              195
                                                 -------          -------            -------           -------           -------

 Balance at March 29, 2003                       $ 4,241          $   265            $ 9,569           $ 1,519           $15,594
                                                 =======          =======            =======           =======           =======

2002 Restructuring Plans
 Balance at December 28, 2002                    $11,868          $   967            $ 7,800           $   688           $21,323
    Costs incurred in 2003                           942              483                236               897             2,558
    Reserves reversed (b)                           (411)             (11)              (140)                -              (562)
    Payments                                      (6,311)            (772)            (1,000)           (1,108)           (9,191)
    Currency translation                             147                2                 46                22               217
                                                 -------          -------            -------           -------           -------

 Balance at March 29, 2003                       $ 6,235          $   669            $ 6,942           $   499           $14,345
                                                 =======          =======            =======           =======           =======

2003 Restructuring Plans
    Costs incurred in 2003 (c)                   $ 1,653          $   535            $    75           $   714           $ 2,977
    Payments                                        (799)            (535)               (75)             (609)           (2,018)
    Currency translation                               3                -                  -                (3)                -
                                                 -------          -------            -------           -------           -------

 Balance at March 29, 2003                       $   857          $     -            $     -           $   102           $   959
                                                 =======          =======            =======           =======           =======

(a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b) Represents reductions in cost of plans as described in the discussion of restructuring actions by segment.
(c) Excludes net gains of $0.1 million, primarily from the sale of a product line, in the Life and Laboratory Sciences segment and noncash charges of $1.6 million and $1.0 million in the Measurement and Control and Optical Technologies segments, respectively.

<

>


                           THERMO ELECTRON CORPORATION

12.    Restructuring and Other Costs, Net (continued)

       The company expects to pay accrued restructuring costs as follows:
severance, employee-retention obligations, and other costs, which primarily represent cancellation/termination fees, primarily through 2003; and abandoned-facility payments, over lease terms expiring through 2012.

13.    Discontinued Operations

       During the first quarter of 2003, the company recorded an after-tax gain on disposal of discontinued operations of $5.0 million, resulting primarily from the sale of the last remaining business in discontinued operations, Peter
Brotherhood Ltd., and a favorable post-closing adjustment resulting from the 2002 sale of its Trophy Radiologie business.

14.    Litigation

Continuing Operations

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

Discontinued Operations

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

       The company intends to vigorously defend the unresolved matters in continuing and discontinued operations described above. In the opinion of management, an unfavorable outcome in one or both of the unresolved matters described above could materially affect the company's financial position as well as its results of operations and cash flows for a particular quarterly or annual period.

       The company's continuing and discontinued operations are a defendant in a number of other pending legal proceedings incidental to present and former operations. The company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

15.    Subsequent Events

       In April 2003, the company redeemed all of its outstanding 4 3/8% subordinated convertible debentures due 2004 with the objective of reducing interest costs. The principal amount redeemed for these debentures was $70.9 million. The redemption price was 100% of the principal amount of the debentures, plus accrued interest. Accordingly, the obligations have been presented as current liabilities in the accompanying balance sheet.

<

>
                           THERMO ELECTRON CORPORATION

15.    Subsequent Events (continued)

       In April 2003, the company received cash of $36.7 million, including
$31.0 million of principal payments, plus interest, from Trimble Navigation
Limited as partial and early payment of Trimble's note to the company. The $31.0 million of principal that was paid was reclassified to current assets at March
29, 2003.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations
--------------------------------------------------------------------------------

       Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company's estimates change, and readers should not rely on those forward-looking statements as representing the company's views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in this report on Form 10-Q.

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

       (f) In instances where the company sells equipment with a related installation obligation, the company generally recognizes revenue related to the equipment when title passes. The company recognizes revenue related to the installation when it performs the installation. The allocation of revenue between the equipment and the installation is based on relative fair value at the time of sale.
           Should the fair value of either the equipment or the installation change, the company's revenue recognition would be affected.

       (g) In instances where the company sells equipment with customer-specified acceptance criteria, the company must assess whether it can demonstrate adherence to the acceptance criteria prior to the customer's acceptance testing to determine the timing of revenue recognition. If the nature of customer-specified acceptance criteria were to change or grow in complexity such that the company could not demonstrate adherence, the company would be required to defer additional revenues upon shipment of its products until completion of customer acceptance testing.

       (h) At the time the company recognizes revenue it provides for the estimated cost of product warranties based primarily on historical experience. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

       (i) The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. Should the company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances may be necessary.

       (j) The company estimates losses on contingencies and litigation and provides a reserve for these losses. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

       (k) The company records restructuring charges for asset impairment based on estimated future cash flows associated with the equipment and for the cost of vacating facilities based on expected sub-rental income.
           Should actual cash flows associated with impaired equipment and sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

       (l) The company estimates the expected proceeds from any businesses held for sale and, when necessary, records losses to reduce the carrying value of these businesses to estimated realizable value. Should the actual proceeds, which would include post-closing purchase price adjustments, vary from estimates, actual results could differ from expected amounts.

Results of Operations

       During the first quarter of 2003, the company transferred management responsibility for several businesses between segments as follows: (1) the compositional-metrology business was moved to the Life and Laboratory Sciences segment from the Optical Technologies segment; (2) the ultra-high vacuum systems and semiconductor testing businesses were moved to the Measurement and Control segment from the Optical Technologies segment; and (3) Thermo Euroglas was moved to the Life and Laboratory Sciences segment from the Measurement and Control segment. In addition to these changes, during the first quarter of 2003, the company began allocating certain costs to the business segments previously classified as corporate expenses based on the estimated extent to which the segment

<

>


                           THERMO ELECTRON CORPORATION

Results of Operations (continued)

benefited from the cost. Allocated costs principally include e-commerce, global sourcing, and marketing as well as some legal, human resources, and information systems costs. Prior-period segment information has been restated to reflect these changes.

       In November 2002, the EITF reached a consensus on EITF No. 00-21,
"Accounting for Revenue Arrangements with Multiple Deliverables." The company elected to early adopt the provisions of EITF No. 00-21 and began applying the consensus prospectively in the first quarter of 2003. Under EITF No. 00-21, the company recognizes revenue and related costs for arrangements with customers that have multiple deliverables such as equipment and installation as each of these is delivered or completed based on their fair value. Previously, when installation was essential to functionality and not deemed inconsequential or perfunctory, all revenue was deferred until completion of installation. Revenues for products sold where installation was not essential to functionality and was deemed inconsequential or perfunctory were previously recognized upon shipment with estimated installation costs accrued. The adoption of EITF No. 00-21 increased revenues and diluted earnings per share by $7.6 million and $.01, respectively, during the first quarter of 2003.

First Quarter 2003 Compared With First Quarter 2002
---------------------------------------------------

Continuing Operations

       Sales in the first quarter of 2003 were $500.2 million, an increase of $8.9 million, or 2%, from the first quarter of 2002. The favorable effects of currency translation resulted in an increase in revenues of $29.6 million in 2003. Sales increased $1.0 million due to acquisitions, net of divestitures.
Excluding the effect of currency translation, acquisitions, and divestitures
(detailed below by segment), revenues decreased $21.7 million, or 5% (6% excluding the effect of the adoption of EITF No. 00-21). Currency translation had a net favorable effect on revenues as discussed below by segment, due to the weakening of the U.S. dollar relative to currencies of countries in which the company operates.

       Operating income was $39.3 million in the first quarter of 2003, compared with $36.7 million in the first quarter of 2002. Segment operating income increased to $46.5 million in 2003 from $43.9 million in 2002. (Segment operating income is operating income excluding costs incurred at the company's corporate office that are not allocated to the segments as discussed above.)
Operating and segment operating income in the first quarter of 2003 were reduced by additional charges associated with restructuring plans initiated prior to 2003, other restructuring actions initiated in 2003, and certain other costs, net (Note 12). Operating and segment operating income in the first quarter of 2002 were reduced by charges associated with a restructuring plan initiated during the fourth quarter of 2001, other restructuring actions initiated in 2002, and certain other costs, net. The segment restructuring and other items totaled $7.5 million and $7.7 million in 2003 and 2002, respectively, and are discussed by segment below and in Note 12. Segment operating income increased primarily due to a lower cost base following restructuring actions in 2001 and 2002.

       In response to a continued downturn in markets served by the company, restructuring actions were initiated in 2002 in a number of business units to reduce costs principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions could not be recorded until incurred. Further actions were initiated in the first quarter of 2003. The company expects to incur an additional $4 million of restructuring costs through the remainder of 2003 for charges associated with these actions that cannot be recorded until incurred. The company believes that restructuring actions undertaken in 2002 and 2003 will be substantially completed in 2003. The company expects to identify additional sites to consolidate during the remainder of 2003 and will record charges in connection with any such actions.

<

>
                           THERMO ELECTRON CORPORATION

First Quarter 2003 Compared With First Quarter 2002 (continued)
---------------------------------------------------

Life and Laboratory Sciences
----------------------------

       Sales in the Life and Laboratory Sciences segment increased $18.2 million to $299.5 million in the first quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $21.9 million in 2003. Sales decreased $2.5 million due to product line divestitures, net of acquisitions. Excluding the effect of currency translation, divestitures, and acquisitions, revenues decreased $1.2 million, or 0.4% (2% excluding the effect of the adoption of EITF No. 00-21). A 3% decrease in sales of laboratory equipment such as concentrators, freezers, and incubators, due primarily to economic pressures facing customers, was offset in part by higher sales of mass spectrometry equipment as well as rapid diagnostic tests and pathology products.

       Operating income margin decreased to 13.0% in the first quarter of 2003 from 15.0% in the first quarter of 2002. (Operating income margin is segment operating income divided by segment revenues.) Operating income margin was affected by $2.6 million of restructuring and other costs, net, in 2003 and restructuring and other income, net, of $0.3 million in 2002. In addition to the increase in restructuring and other costs in 2003, the decrease in operating income margin resulted from higher marketing and selling expenses due to several key commercial initiatives and a lower operating margin in the Bioscience
Technologies division due to lower sales and $0.7 million of higher amortization expense. The increase in amortization expense followed the acquisition of CRS
Robotics in the second quarter of 2002. The segment's commercial initiatives include key customer account management, increased advertising for a branding transition, and establishment of divisional call centers.

       In the first quarter of 2003, the segment recorded restructuring and other costs, net, of $2.6 million, including $2.7 million of cash costs, primarily for abandoned facilities, employee retention, and severance at businesses being consolidated. In addition, the segment recorded a charge of $0.4 million to write down the carrying value of a building held for sale to net realizable value, offset by $0.5 million of net gains, primarily from the sale of a product line (Note 12). Restructuring and other income, net, in 2002 represents a gain of $1.5 million on the sale of a product line, offset by cash costs of $1.2 million, primarily for employee retention and severance at businesses being consolidated.

Measurement and Control
-----------------------

       Sales in the Measurement and Control segment increased $2.2 million to $153.9 million in the first quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $7.5 million in 2003. Sales increased $4.3 million due to acquisitions, net of divestitures. Excluding the effect of currency translation, acquisitions, and divestitures, revenues decreased $9.6 million, or 7%. The decrease was due to economic conditions facing customers, particularly in the process instruments business where most of the decrease occurred. The decrease in sales was offset in part by higher revenues from equipment used in homeland security. The company expects that a continued downturn in some markets served by the segment will unfavorably affect the segment's revenue comparisons with corresponding prior-year periods in the near term. A prolonged downturn could adversely affect the realizability of the segment's assets, which may result in charges for impairment.

       Operating income margin decreased to 7.0% in the first quarter of 2003 from 9.1% in the first quarter of 2002, due to restructuring and other costs, net, discussed below. Operating income margin was affected by restructuring and other costs, net, of $3.6 million in 2003 and restructuring and other income, net, of $0.2 million in 2002. The decrease in operating income margin resulted from the restructuring and other costs, net, offset in part by the effects of cost reduction and productivity measures undertaken in 2002, such as facility consolidations and headcount reductions.

       In the first quarter of 2003, the segment recorded restructuring and other costs, net, of $3.6 million, including cash costs of $2.0 million, principally for severance and relocation expenses at businesses being consolidated. In addition, the segment recorded a charge of $1.6 million, primarily for the writedown of goodwill in a business held for sale to reduce the carrying value to estimated disposal value (Note 12). Restructuring and other income, net, in 2002

<

>
                           THERMO ELECTRON CORPORATION

First Quarter 2003 Compared With First Quarter 2002 (continued)
---------------------------------------------------

included gains totaling $1.5 million from the favorable resolution of a dispute on a business sold in 2000 and the sale of a small business, offset in part by $1.1 million of cash costs associated with the restructuring actions initiated in 2001 and a charge of $0.2 million, primarily for asset impairment of a building held for sale.

Optical Technologies
--------------------

       Sales in the Optical Technologies segment decreased $11.4 million to $50.2 million in the first quarter of 2003. Sales decreased $0.7 million as a result of a divesture. Currency translation had a nominal impact on sales.
Excluding the effect of the divesture and currency translation, revenues decreased $10.7 million, or 18% (22% excluding the effect of the adoption of EITF No. 00-21). The decrease was due to the severe slowdown in the semiconductor and other industrial markets that has adversely affected customers in the segment's businesses. These industries are highly cyclical and have experienced downturns that began in 2001. The company expects that the slowdowns in semiconductor and other industrial markets will continue to result in unfavorable revenue comparisons with corresponding prior-year periods in the near term. A prolonged downturn could adversely affect the realizability of the segment's assets, which may result in charges for impairment.

       Operating income margin was negative 7.3% in the first quarter of 2003, compared with negative 19.3% in the first quarter of 2002. Operating income margin was affected by restructuring and other costs, net, of $1.3 million and $8.3 million in 2003 and 2002, respectively. The decrease in the segment's operating loss was due to lower restructuring and other costs, as well as cost reduction and productivity measures undertaken in 2002 and the suspension of telecommunications activities in the second quarter of 2002. These improvements were offset in part by the impact of lower revenues.

       In the first quarter of 2003, the segment recorded $1.3 million of restructuring and other costs, net, including a charge of $1.0 million for the writedown of a facility held for sale to estimated disposal value, and $0.3 million of cash costs at businesses being consolidated (Note 12). Restructuring and other costs, net, in 2002 included $6.8 million of cash costs, primarily for abandoned leases and severance; $0.7 million of writedowns of abandoned assets;
and a charge of $0.8 million resulting from the options to purchase shares of Spectra-Physics becoming options to purchase shares of Thermo Electron following the acquisition of the minority interest in this business in February 2002.

Other Income, Net
-----------------

       The company reported other income, net, of $5.9 million and $59.9 million in the first quarter of 2003 and 2002, respectively (Note 5). Other income, net, includes interest income, interest expense, gain on investments, net, equity in earnings of unconsolidated subsidiaries in 2002, and other items, net. Interest income decreased to $7.7 million in 2003 from $14.4 million in 2002, primarily due to lower invested cash balances following the repurchase and redemption of company securities, the payment of short-term notes payable, and, to a lesser extent, lower prevailing interest rates. The company expects that the lower market interest rates existing in 2003 will continue to adversely affect the yield it earns as maturing investments originally invested at higher rates and proceeds from the partial repayment of the company's note receivable from Trimble (Note 15) are reinvested at current lower market rates. Following a redemption of convertible debentures in April 2003 (Note 15), the repurchase of $46.1 million of the company's debt and equity securities in the first quarter of 2003, and ongoing repurchases of its securities in the second quarter of 2003, lower invested cash will also contribute to an expected reduction in interest income. Interest expense decreased to $6.9 million in 2003 from $13.5 million in 2002 as a result of the redemption, maturity, and repurchase of debentures, as well as entering into interest-rate swap arrangements, offset in part by interest on borrowings under securities-lending arrangements. Interest expense will decrease following the April 2003 redemption discussed above.

<

>
                           THERMO ELECTRON CORPORATION

First Quarter 2003 Compared With First Quarter 2002 (continued)
---------------------------------------------------

       During 2003 and 2002, the company had gains on investments, net, of $5.2 million and $58.0 million, respectively. The gains included $3.7 million and $56.3 million in 2003 and 2002, respectively, from the sale of shares of FLIR
Systems, Inc. Of the total gain from the sale of FLIR shares, $1.2 million and $14.4 million in 2003 and 2002, respectively, represent a recovery of amounts written down in prior years. The company recorded income from equity in earnings of unconsolidated subsidiaries of $2.2 million in 2002, primarily related to the investment in FLIR. Following the first quarter of 2002, the company discontinued reporting its share of FLIR's earnings. In addition, during the first quarter of 2002, the company repurchased and redeemed debentures, resulting in a charge of $1.1 million.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 30.5% and 34.5% in the first quarter of 2003 and 2002, respectively. The effective tax rate decreased in 2003, in part due to a reorganization of the company's subsidiaries in several European countries throughout 2002 that resulted in a more tax-efficient corporate structure and in approximately equal part due to a decrease in 2003 of gains from the sale of investment securities.

Minority Interest Income
------------------------

       Minority interest income of $0.3 million in the first quarter of 2002 represents minority shareholders' allocable share of losses at Spectra-Physics through the date on which the company acquired the minority interest in this subsidiary in February 2002.

Contingent Liabilities
----------------------

       The company is contingently liable with respect to certain lawsuits. An unfavorable outcome in one or both of the matters described in Note 14 could materially affect the company's financial position as well as its results of operations and cash flows for a particular quarterly or annual period.

Income from Continuing Operations
---------------------------------

       Income from continuing operations was $31.4 million in the first quarter of 2003, compared with $63.7 million in the first quarter of 2002. Results in both periods were affected by restructuring, gains on the sale of FLIR shares, and other items, discussed above.

Discontinued Operations

       During the first quarter of 2003, the company recorded an after-tax gain on disposal of discontinued operations of $5.0 million, resulting primarily from the sale of the last remaining business in discontinued operations, Peter
Brotherhood Ltd., and a favorable post-closing adjustment resulting from the 2002 sale of its Trophy Radiologie business.

       During the first quarter of 2002, the company's discontinued operations sold 6.9 million shares of Thoratec Corporation stock for net proceeds of $104 million and realized an after-tax gain of $38.4 million. Also in the first quarter of 2002, the company sold the last remaining component of its former power-generation business and realized a gain from the disposition totaling
$13.0 million, primarily for previously unrecognized tax benefits that were realized upon the sale.

<

>


                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources

First Quarter 2003
------------------

       Consolidated working capital was $724.5 million at March 29, 2003, compared with $667.8 million at December 28, 2002. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $628.2 million at March 29, 2003, compared with $875.5 million at December 28,
2002.

       Cash provided by operating activities was $11.9 million during the first quarter of 2003, including $17.3 million provided by continuing operations and $5.4 million used by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $10.3 million, net of taxes, in the first quarter of 2003. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $17.5 million, including $24.1 million of accrued payroll and employee benefits due to the timing of payments, offset in part by an increase in deferred revenue. The use of cash of $5.4 million from discontinued operations was principally due to the payment of liabilities, including settlement of litigation and lease payments on abandoned facilities.

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $31.8 million for restructuring costs at March 29, 2003. The company expects to pay approximately $15.2 million of this amount for severance, employee retention, and other costs primarily through 2003. The balance of $16.6 million will be paid for lease obligations over the remaining terms of the leases, with approximately 62% to be paid through 2003 and the remainder through 2012. In addition, at March 29, 2003, the company had accrued $7.4 million for acquisition expenses. Accrued acquisition expenses included $1.2 million of severance and relocation obligations, which the company expects to pay primarily through the third quarter of 2003. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During the first quarter of 2003, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant, equipment and an acquisition. The company's continuing operations expended $11.4 million for purchases of property, plant, and equipment, net of dispositions, and $2.6 million for a product line acquisition (Note 2). In April 2003, the company received cash of $36.7 million, including $31.0 million of principal payments, plus interest, from Trimble Navigation Limited as partial and early payment of Trimble's note to the company. The $31.0 million of principal that was paid was reclassified to current assets at March 29, 2003.

       The company's financing activities used $277.7 million of cash during the first quarter of 2003, including $274.0 million for continuing operations.
During the first quarter of 2003, the company's continuing operations expended
$237.3 million to reduce short-term notes payable. The company's continuing operations received net proceeds of $10.5 million from the exercise of employee stock options. During the first quarter of 2003, the company expended $46.1 million to repurchase its debt and equity securities, of which $30.4 million was used to repurchase 1.7 million shares of the company's common stock. As of March
29, 2003, the company had approximately $114.5 million remaining under Board of Directors' authorizations to repurchase its own securities. In April 2003, the company expended $70.9 million for the early redemption of all of its outstanding 4 3/8% subordinated convertible debentures due 2004. The principal amount of the debentures was classified as a current liability at December 28, 2002, and March 29, 2003, in anticipation of the early redemption.

       The company has no material commitments for purchases of property, plant, and equipment and expects that for all of 2003, such expenditures will approximate $55 - $60 million. The company's contractual obligations and other commercial commitments did not change materially between December 28, 2002 and March 29, 2003.

<

>
                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

       The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under credit facilities are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Quarter 2002
------------------

       Operating activities used cash of $18.1 million during the first quarter of 2002, including $10.2 million for continuing operations and $7.9 million for discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $13.0 million, net of taxes, in the first quarter of 2002. Aside from cash used for restructuring actions, a decrease in other current liabilities used $5.5 million of cash, including $6.9 million of accrued interest, principally due to a debt redemption, offset in part by an increase in deferred revenue. The use of cash of $7.9 million from discontinued operations was primarily due to the payment of liabilities, principally for the settlement of litigation.

       During the first quarter of 2002, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the sale of other investments, the purchase of shares of a majority-owned subsidiary, and the purchase of property, plant, and equipment.
The company's continuing operations received proceeds of $80.6 million from the sale of other investments, principally shares of FLIR. In addition, the company's continuing operations expended $21.3 million to purchase the remaining minority-owned shares of its Spectra-Physics subsidiary and $12.4 million for purchases of property, plant, and equipment, net of dispositions. During the first quarter of 2002, investing activities of the company's discontinued operations provided $107.5 million of cash, primarily representing proceeds of $104 million from the sale of Thoratec common stock.

       The company's financing activities used $178.7 million of cash during the first quarter of 2002, including $176.9 million for continuing operations.
During the first quarter of 2002, the company's continuing operations expended
$456.3 million to redeem all of its outstanding 4 1/4% and 4 5/8% subordinated convertible debentures due 2003. The redemption price was 100% of the principal amount of the debentures, plus accrued interest. The company increased short-term notes payable by $369.2 million to partially fund the debt redemption. During the first quarter of 2002, the company's continuing operations expended $100.0 million to repurchase its securities and received net proceeds of $10.7 million from the exercise of employee stock options.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The company's exposure to market risk from changes in interest rates, currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2002.

Item 4 - Controls and Procedures
--------------------------------

       The company's management, including its Chief Executive Officer and Chief
Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures within ninety days of the filing of this report pursuant to Exchange Act Rule 13a-14 and Rule 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the company's management, including its Chief Executive Officer and Chief
Financial Officer, completed its evaluation.

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

<

>
                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

       Implementation of our new branding strategy may be difficult and could adversely affect our business. We historically operated our business largely as autonomous, unaffiliated companies and as a result each of our businesses independently created and developed its own brand names. We are implementing a new marketing and branding strategy which involves the transition from multiple, unrelated brands to two brands, Thermo Electron and Spectra-Physics. Several of our existing brands such as Finnigan, Nicolet, and Oriel command strong market recognition and customer loyalty. We believe the transition to the two new brands will enhance and strengthen our collective brand image and brand awareness across the entire company. Our success in transitioning our brands depends on many factors, including effective communication of the transition to our customers, acceptance and recognition by customers of these new brands, and successful execution of the branding campaign by our marketing and sales teams.
If we are not successful in implementing this strategy and transitioning our brands, we may experience erosion in our product recognition, brand image and customer loyalty, and a decrease in demand for our products.

<

>
                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

       We have acquired several companies and businesses; as a result we have recorded significant goodwill on our balance sheet, which we must continually evaluate for potential impairment. We have acquired significant intangible assets, including approximately $1.4 billion of goodwill that we have recorded on our balance sheet as of March 29, 2003. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on page immediately preceding exhibits.

(b)    Report on Form 8-K

       On February 27, 2003, the company filed a Current Report on Form 8-K with respect to the company's financial results for the quarter ended December 28, 2002.

       On March 7, 2003, the company filed a Current Report on Form 8-K with respect to a change in the company's fiscal year from the Saturday nearest
December 31 to December 31 effective for the 2003 fiscal year and beyond.

<

>
                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May 2003.

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


Date:  May 8, 2003


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


Date:  May 8, 2003


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