Form 10-Q
period 2003-06-28
THERMO ELECTRON CORP
filed 2003-08-07
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 28, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                         Outstanding at July 25, 2003
     -----------------------------             ----------------------------
     Common Stock, $1.00 par value                      162,284,423

PART I - Financial Information

Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                       June 28,     December 28,
(In thousands)                                                                                             2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  264,442       $  339,038
 Short-term available-for-sale investments, at quoted market value (amortized
    cost of $208,616 and $493,002)                                                                      281,918          536,430
 Accounts receivable, less allowances of $26,703 and $25,576                                            405,598          429,740
 Inventories:
    Raw materials and supplies                                                                          142,365          134,039
    Work in process                                                                                      52,763           50,894
    Finished goods (includes $9,122 and $18,982 at customer locations)                                  148,148          147,871
 Deferred tax assets                                                                                     86,088           79,057
 Other current assets                                                                                    57,703           54,490
                                                                                                     ----------       ----------

                                                                                                      1,439,025        1,771,559
                                                                                                     ----------       ----------

Property, Plant, and Equipment, at Cost                                                                 571,513          553,349
 Less: Accumulated depreciation and amortization                                                        297,829          280,441
                                                                                                     ----------       ----------

                                                                                                        273,684          272,908
                                                                                                     ----------       ----------

Other Assets (Notes 10 and 11)                                                                          123,108          186,390
                                                                                                     ----------       ----------

Goodwill                                                                                              1,444,054        1,416,205
                                                                                                     ----------       ----------

                                                                                                     $3,279,871       $3,647,062
                                                                                                     ==========       ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                      Liabilities and Shareholders' Equity

                                                                                                       June 28,     December 28,
(In thousands except share amounts)                                                                        2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations (Note 18)                    $  228,786       $  484,480
 Accounts payable                                                                                        93,863          111,994
 Accrued payroll and employee benefits                                                                   80,708           97,856
 Accrued income taxes                                                                                    64,568           44,519
 Deferred revenue                                                                                        65,977           58,490
 Accrued restructuring costs (Note 14)                                                                   25,272           41,579
 Other accrued expenses (Notes 2 and 12)                                                                165,794          170,996
 Net liabilities of discontinued operations                                                              75,390           93,806
                                                                                                     ----------       ----------

                                                                                                        800,358        1,103,720
                                                                                                     ----------       ----------

Long-term Deferred Income Taxes and Other Long-term Liabilities                                          65,823           58,678
                                                                                                     ----------       ----------

Long-term Obligations:
 Senior notes (Note 11)                                                                                 143,995          141,032
 Subordinated convertible obligations                                                                    77,375          304,549
 Other                                                                                                    5,222            5,760
                                                                                                     ----------       ----------

                                                                                                        226,592          451,341
                                                                                                     ----------       ----------

Shareholders' Equity:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued Common stock, $1 par value, 350,000,000 shares authorized; 171,880,812 and 169,952,419
    shares issued                                                                                       171,881          169,952
 Capital in excess of par value                                                                       1,235,499        1,212,145
 Retained earnings                                                                                      908,977          819,411
 Treasury stock at cost, 9,666,873 and 7,098,501 shares                                                (175,962)        (129,675)
 Deferred compensation                                                                                   (4,065)          (4,852)
 Accumulated other comprehensive items (Notes 7 and 11)                                                  50,768          (33,658)
                                                                                                     ----------       ----------

                                                                                                      2,187,098        2,033,323
                                                                                                     ----------       ----------

                                                                                                     $3,279,871       $3,647,062
                                                                                                     ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                    ---------------------------
                                                                                                    June 28,           June 29,
(In thousands except per share amounts)                                                                 2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $516,405           $509,113
                                                                                                    --------           --------

Costs and Operating Expenses:
 Cost of revenues                                                                                    283,260            279,325
 Selling, general, and administrative expenses                                                       142,859            139,371
 Research and development expenses                                                                    37,132             39,754
 Restructuring and other costs, net (Note 14)                                                          4,872             15,487
                                                                                                    --------           --------

                                                                                                     468,123            473,937
                                                                                                    --------           --------

Operating Income                                                                                      48,282             35,176
Other Income, Net (Note 5)                                                                            12,195             38,330
                                                                                                    --------           --------

Income from Continuing Operations Before Provision for Income Taxes                                   60,477             73,506
Provision for Income Taxes (Note 15)                                                                  (7,338)           (23,989)
                                                                                                    --------           --------

Income from Continuing Operations                                                                     53,139             49,517
Gain on Disposal of Discontinued Operations (represents tax benefit in 2002)                               -             19,000
                                                                                                    --------           --------

Net Income                                                                                          $ 53,139           $ 68,517
                                                                                                    ========           ========

Earnings per Share from Continuing Operations (Note 6):
 Basic                                                                                              $    .33           $    .29
                                                                                                    ========           ========

 Diluted                                                                                            $    .32           $    .28
                                                                                                    ========           ========

Earnings per Share (Note 6):
 Basic                                                                                              $    .33           $    .40
                                                                                                    ========           ========

 Diluted                                                                                            $    .32           $    .38
                                                                                                    ========           ========

Weighted Average Shares (Note 6):
 Basic                                                                                               162,048            171,122
                                                                                                    ========           ========

 Diluted                                                                                             172,459            186,740
                                                                                                    ========           ========


The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                                  -----------------------------
                                                                                                    June 28,           June 29,
(In thousands except per share amounts)                                                                 2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Revenues (Note 4)                                                                                 $1,016,610         $1,000,439
                                                                                                  ----------         ----------

Costs and Operating Expenses:
 Cost of revenues                                                                                    559,627            546,995
 Selling, general, and administrative expenses                                                       281,978            278,284
 Research and development expenses                                                                    74,453             79,380
 Restructuring and other costs, net (Note 14)                                                         12,974             23,870
                                                                                                  ----------         ----------

                                                                                                     929,032            928,529
                                                                                                  ----------         ----------

Operating Income                                                                                      87,578             71,910
Other Income, Net (Note 5)                                                                            18,096             98,251
                                                                                                  ----------         ----------

Income from Continuing Operations Before Provision for Income Taxes and
 Minority Interest                                                                                   105,674            170,161
Provision for Income Taxes (Note 15)                                                                 (21,144)           (57,301)
Minority Interest Income                                                                                   -                331
                                                                                                  ----------         ----------

Income from Continuing Operations                                                                     84,530            113,191
Gain on Disposal of Discontinued Operations (net of income tax provision of
 $3,564 in 2003; includes tax benefit of $13,408 in 2002; Note 16)                                     5,036             70,370
                                                                                                  ----------         ----------

Net Income                                                                                        $   89,566         $  183,561
                                                                                                  ==========         ==========

Earnings per Share from Continuing Operations (Note 6):
 Basic                                                                                            $      .52         $      .66
                                                                                                  ==========         ==========

 Diluted                                                                                          $      .51         $      .62
                                                                                                  ==========         ==========

Earnings per Share (Note 6):
 Basic                                                                                            $      .55         $     1.06
                                                                                                  ==========         ==========

 Diluted                                                                                          $      .54         $      .98
                                                                                                  ==========         ==========

Weighted Average Shares (Note 6):
 Basic                                                                                               162,446            172,686
                                                                                                  ==========         ==========

 Diluted                                                                                             172,977            195,464
                                                                                                  ==========         ==========



The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                   ----------------------------
                                                                                                    June 28,           June 29,
(In thousands)                                                                                          2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                        $  89,566          $ 183,561
 Gain on disposal of discontinued operations (Note 16)                                                (5,036)           (70,370)
                                                                                                   ---------          ---------

 Income from continuing operations                                                                    84,530            113,191

 Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                   29,054             28,372
      Noncash restructuring and other costs, net (Note 14)                                             1,957              9,653
      Provision for losses on accounts receivable                                                      1,966              1,447
      Change in deferred income taxes                                                                 (6,397)           (12,430)
      Gain on sale of businesses                                                                        (342)            (2,629)
      Gain on investments, net (Note 5)                                                              (15,989)           (93,986)
      Equity in earnings of unconsolidated subsidiaries (Note 5)                                        (145)            (2,169)
      Minority interest income                                                                             -               (331)
      Other                                                                                            3,506              3,738
      Changes in current accounts, excluding the effects of acquisitions and dispositions:
          Accounts receivable                                                                         39,657             18,177
          Inventories                                                                                  4,833             (3,414)
          Other current assets                                                                        (2,388)            (2,062)
          Accounts payable                                                                           (22,144)           (16,504)
          Other current liabilities                                                                  (47,791)           (39,478)
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                                70,307              1,575
            Net cash used in discontinued operations                                                  (4,242)           (50,667)
                                                                                                   ---------          ---------

            Net cash provided by (used in) operating activities                                       66,065            (49,092)
                                                                                                   ---------          ---------

Investing Activities:
 Proceeds from maturities of available-for-sale investments                                          276,693             68,172
 Proceeds from sale of available-for-sale investments                                                 24,898             80,627
 Purchases of available-for-sale investments                                                            (171)                 -
 Purchases of property, plant, and equipment                                                         (22,239)           (26,601)
 Proceeds from sale of property, plant, and equipment                                                  6,289              6,673
 Acquisitions, net of cash acquired (Note 2)                                                          (3,120)           (46,193)
 Proceeds from sale of businesses, net of cash divested                                                  384              4,674
 Proceeds from sale of other investments                                                                 841             65,167
 Collection of note receivable                                                                        69,136             48,630
 Acquisition of minority interest of subsidiary                                                            -            (22,022)
 Increase in other assets                                                                             (1,792)            (6,981)
 Other                                                                                                 1,135              1,919
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                               352,054            174,065
            Net cash provided by discontinued operations                                               1,745            106,397
                                                                                                   ---------          ---------

            Net cash provided by investing activities                                                353,799            280,462
                                                                                                   ---------          ---------


<

>

                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                   ----------------------------
                                                                                                    June 28,           June 29,
(In thousands)                                                                                          2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Redemption and repayment of long-term obligations (Note 13)                                       $ (72,090)         $(459,398)
 Purchases of company common stock and subordinated convertible debentures                           (74,113)          (208,507)
 Net proceeds from issuance of company common stock                                                   22,337             12,542
 Increase (decrease) in short-term notes payable                                                    (381,832)           345,937
 Other                                                                                                    35              2,958
                                                                                                   ---------          ---------

            Net cash used in continuing operations                                                  (505,663)          (306,468)
            Net cash provided by (used in) discontinued operations                                    (3,708)                86
                                                                                                   ---------          ---------

            Net cash used in financing activities                                                   (509,371)          (306,382)
                                                                                                   ---------          ---------

Exchange Rate Effect on Cash of Continuing Operations                                                 14,902              8,324
Exchange Rate Effect on Cash of Discontinued Operations                                                  (20)              (179)
                                                                                                   ---------          ---------

Decrease in Cash and Cash Equivalents                                                                (74,625)           (66,867)
Cash and Cash Equivalents at Beginning of Period                                                     339,067            305,200
                                                                                                   ---------          ---------

                                                                                                     264,442            238,333

Cash and Cash Equivalents of Discontinued Operations at End of Period                                      -             (3,423)
                                                                                                   ---------          ---------

Cash and Cash Equivalents at End of Period                                                         $ 264,442          $ 234,910
                                                                                                   =========          =========

Noncash Investing Activities:
 Fair value of assets of acquired businesses and product lines                                     $   4,845          $  56,636
 Cash paid for acquired businesses and product lines                                                  (3,269)           (46,335)
                                                                                                   ---------          ---------

    Liabilities assumed of acquired businesses and product lines                                   $   1,576          $  10,301
                                                                                                   =========          =========



The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.     General

       The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 2003, the results of operations for the three- and six-month periods ended June 28, 2003, and June 29, 2002, and the cash flows for the six-month periods ended June 28, 2003, and June 29, 2002. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

       The consolidated balance sheet presented as of December 28, 2002, has been derived from the audited consolidated financial statements as of that date.
The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission (SEC). During the first quarter of 2003, the company changed its year end to December 31 from the Saturday closest to December 31.
This change is effective in 2003 and thereafter.

2.     Acquisitions

       In January 2003, the Measurement and Control segment acquired a product line of emission monitoring instruments for $2.6 million in cash, net of cash acquired. In June 2003, the segment acquired a product line of online rheology instruments for $0.5 million in cash. The segment recorded $2.6 million of intangible assets related to these acquisitions consisting of product technology, which is being amortized over 10 years. Intangible assets are included in other assets in the accompanying balance sheet.

       The company has undertaken restructuring activities at acquired businesses. These activities, which were accounted for in accordance with Emerging Issues Task Force Issue (EITF) No. 95-3, "Recognition of Liabilities in
Connection with a Purchase Business Combination," have primarily included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the company established reserves, primarily for severance and excess facilities. In accordance with EITF No. 95-3, the company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

       A summary of the changes in accrued acquisition expenses for acquisitions completed during 2002 is as follows:

                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2002                                         $1,319           $  588           $  499            $2,406
 Payments                                                              (580)            (121)             (15)             (716)
 Decrease recorded as a reduction in goodwill and other
    intangible assets                                                  (155)            (401)               -              (556)
 Currency translation                                                    37              (47)              13                 3
                                                                     ------           ------           ------            ------

Balance at June 28, 2003                                             $  621           $   19           $  497            $1,137
                                                                     ======           ======           ======            ======



<

>

                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       The 2002 acquisitions primarily included Thermo CRS and the radiation-monitoring products business (RMP) of St. Gobain Corporation. The principal accrued acquisition expenses for 2002 acquisitions were for severance for approximately 102 employees at the acquired businesses, primarily in manufacturing, research and development, and sales and service; closure of a Thermo CRS manufacturing facility in Austria, with a lease that expired in 2003 and whose operations were consolidated into other existing facilities; and relocation of RMP employees from the seller's operations in Ohio and the United
Kingdom to the company's facilities. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. The company expects to pay amounts accrued for acquisition expenses primarily through 2003.

       A summary of the changes in accrued acquisition expenses for acquisitions completed before 2002 is as follows:

                                                                                                                    Abandonment
                                                                                                                      of Excess
(In thousands)                                                                                                       Facilities
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2002                                                                                             $6,422
 Payments                                                                                                                  (364)
 Currency translation                                                                                                       317
                                                                                                                         ------

Balance at June 28, 2003                                                                                                 $6,375
                                                                                                                         ======

       The remaining accrued acquisition expenses for pre-2002 acquisitions represent lease obligations for four abandoned operating facilities in the United Kingdom with leases expiring through 2014.

3.     Business Segment Information

                                                                    Three Months Ended                     Six Months Ended
                                                               -----------------------------        -----------------------------
                                                                 June 28,           June 29,          June 28,           June 29,
(In thousands)                                                       2003               2002              2003               2002
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Life and Laboratory Sciences                               $  313,791         $  290,191        $  613,256         $  571,505
    Measurement and Control                                       152,394            153,514           306,314            305,203
    Optical Technologies                                           52,598             68,177           102,800            129,730
    Intersegment (a)                                               (2,378)            (2,769)           (5,760)            (5,999)
                                                               ----------         ----------        ----------         ----------

                                                               $  516,405         $  509,113        $1,016,610         $1,000,439
                                                               ==========         ==========        ==========         ==========

Income from Continuing Operations Before Provision
 for Income Taxes and Minority Interest:
    Life and Laboratory Sciences (b)                           $   43,886         $   40,420        $   82,908         $   82,539
    Measurement and Control (c)                                    13,375             13,472            24,194             27,303
    Optical Technologies (d)                                       (1,831)           (11,605)           (5,508)           (23,503)
    Intersegment                                                        -                511               324                402
                                                               ----------         ----------        ----------         ----------

      Total Segment Operating Income (e)                           55,430             42,798           101,918             86,741
    Corporate/Other (f)                                             5,047             30,708             3,756             83,420
                                                               ----------         ----------        ----------         ----------

                                                               $   60,477         $   73,506        $  105,674         $  170,161
                                                               ==========         ==========        ==========         ==========


<

>


                           THERMO ELECTRON CORPORATION

3.     Business Segment Information (continued)

                                                                    Three Months Ended                     Six Months Ended
                                                               -----------------------------        -----------------------------
                                                                 June 28,           June 29,          June 28,           June 29,
(In thousands)                                                       2003               2002              2003               2002
---------------------------------------------------------------------------------------------------------------------------------

Depreciation:
    Life and Laboratory Sciences                               $    6,223         $    5,465        $   11,586         $   10,953
    Measurement and Control                                         2,719              2,871             5,298              5,793
    Optical Technologies                                            2,741              3,044             5,704              6,907
    Corporate                                                         797                727             1,534              1,423
                                                               ----------         ----------        ----------         ----------

                                                               $   12,480         $   12,107        $   24,122         $   25,076
                                                               ==========         ==========        ==========         ==========

Amortization:
    Life and Laboratory Sciences                               $    1,657         $    1,181        $    3,245         $    2,197
    Measurement and Control                                           676                280             1,199                564
    Optical Technologies                                              207                268               488                535
                                                               ----------         ----------        ----------         ----------

                                                               $    2,540         $    1,729        $    4,932         $    3,296
                                                               ==========         ==========        ==========         ==========

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

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other costs, net, of $3.9 million, $4.0 million, $6.5 million, and $3.6 million in the second quarter of 2003 and 2002 and the first six months of 2003 and 2002, respectively.
(c) Includes restructuring and other income, net, of $0.2 million in the second quarter of 2003, and restructuring and other costs, net, of $1.1 million, $3.5 million, and $0.9 million in the second quarter of 2002 and the first six months of 2003 and 2002, respectively.
(d) Includes restructuring and other costs, net, of $0.4 million, $11.0 million, $1.7 million, and $19.3 million in the second quarter of 2003 and 2002 and the first six months of 2003 and 2002, respectively.
(e) Segment operating income is operating income excluding costs incurred at the company's corporate office that are not allocated to the segments.
(f) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $0.8 million, $0.9 million, $1.4 million, and $1.6 million in the second quarter of 2003 and 2002 and the first six months of 2003 and 2002, respectively. Other income, net, includes gains on the sale of shares of FLIR Systems, Inc. of $10.0 million, $31.6 million, $13.7 million, and $87.9 million in the second quarter of 2003 and 2002 and the first six months of 2003 and 2002, respectively.

<

>

                           THERMO ELECTRON CORPORATION

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

5.     Other Income, Net

       The components of other income, net, in the accompanying statement of income are as follows:

                                                                  Three Months Ended                       Six Months Ended
                                                              ---------------------------            ---------------------------
                                                              June 28,           June 29,            June 28,           June 29,
(In thousands)                                                    2003               2002                2003               2002
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                               $  7,077           $ 12,621            $ 14,762           $ 26,979
Interest Expense (Note 11)                                      (5,433)           (10,216)            (12,337)           (23,695)
Gain on Investments, Net                                        10,814             36,033              15,989             93,986
Equity in Earnings of Unconsolidated Subsidiaries                  145                  -                 145              2,169
Other Items, Net                                                  (408)              (108)               (463)            (1,188)
                                                              --------           --------            --------           --------

                                                              $ 12,195           $ 38,330            $ 18,096           $ 98,251
                                                              ========           ========            ========           ========

       The company sold 234,175, 756,000, 334,175, and 2,006,000 shares of FLIR
Systems, Inc. common stock during the second quarter of 2003 and 2002 and the first six months of 2003 and 2002, respectively, and realized gains of $10.0 million, $31.6 million, $13.7 million, and $87.9 million, respectively. These gains included $2.7 million, $8.8 million, $3.9 million, and $23.2 million in the second quarter of 2003 and 2002 and the first six months of 2003 and 2002, respectively, from the recovery of amounts written down in prior years. At June
28, 2003, the company no longer owns shares of FLIR.

<

>


                           THERMO ELECTRON CORPORATION

6.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                  Three Months Ended                       Six Months Ended
                                                              ---------------------------            ---------------------------
                                                              June 28,           June 29,            June 28,           June 29,
(In thousands except per share amounts)                           2003               2002                2003               2002
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                             $ 53,139           $ 49,517            $ 84,530           $113,191
Gain on Disposal of Discontinued Operations, Net                     -             19,000               5,036             70,370
                                                              --------           --------            --------           --------

Net Income for Basic Earnings per Share                         53,139             68,517              89,566            183,561
Effect of Convertible Debentures                                 1,745              3,011               3,546              8,919
                                                              --------           --------            --------           --------

Income Available to Common Shareholders, as
 Adjusted for Diluted Earnings per Share                      $ 54,884           $ 71,528            $ 93,112           $192,480
                                                              --------           --------            --------           --------

Basic Weighted Average Shares                                  162,048            171,122             162,446            172,686
Effect of:
 Stock options                                                   1,876              2,054               1,764              2,514
 Convertible debentures                                          8,335             13,564               8,567             20,264
 Contingently issuable shares                                      200                  -                 200                  -
                                                              --------           --------            --------           --------

Diluted Weighted Average Shares                                172,459            186,740             172,977            195,464
                                                              --------           --------            --------           --------

Basic Earnings per Share:
 Continuing operations                                        $    .33           $    .29            $    .52           $    .66
 Discontinued operations                                             -                .11                 .03                .41
                                                              --------           --------            --------           --------

                                                              $    .33           $    .40            $    .55           $   1.06
                                                              ========           ========            ========           ========

Diluted Earnings per Share:
 Continuing operations                                        $    .32           $    .28            $    .51           $    .62
 Discontinued operations                                             -                .10                 .03                .36
                                                              --------           --------            --------           --------

                                                              $    .32           $    .38            $    .54           $    .98
                                                              ========           ========            ========           ========

       Options to purchase 7,480,000, 10,898,000, 9,810,000, and 9,237,000 shares of common stock for the second quarter of 2003 and 2002 and the first six months of 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       The computation of diluted earnings per share for the reported periods excludes the effect of assuming the conversion of the company's 4 3/8% subordinated convertible debentures, convertible at $111.83 per share, because the effect would be antidilutive. These debentures were redeemed in April 2003
(Note 13).

<

>

                           THERMO ELECTRON CORPORATION

7.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items.
Other comprehensive items represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments, and minimum pension liability adjustment. During the second quarter of 2003 and 2002, the company had comprehensive income of $118.0 million and $121.7 million, respectively.
During the first six months of 2003 and 2002, the company had comprehensive income of $185.4 million and $181.1 million, respectively. Comprehensive income in the first six months of 2002 excludes the effect of unrealized gains of $111 million that existed at the date the company reclassified equity interests in FLIR and Thoratec Corporation to available-for-sale investments. The change in accumulated other comprehensive items between December 28, 2002 and June 28, 2003 was principally due to a change in cumulative translation adjustment due to the weakening of the U.S. dollar relative to the currencies of the company's non-U.S. subsidiaries.

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

                                                                       Three Months Ended                   Six Months Ended
                                                                    -------------------------          -------------------------
                                                                    June 28,         June 29,           June 28,        June 29,
(In thousands except per share amounts)                                 2003             2002              2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations:
 As reported                                                        $ 53,139         $ 49,517          $ 84,530         $113,191
 Add: Stock-based employee compensation expense included
    in reported results, net of tax                                      469              364               953              750
 Deduct: Total stock-based employee compensation expense
    determined under the fair-value-based method for all
    awards, net of tax                                                (6,534)          (6,255)          (13,253)         (13,251)
                                                                    --------         --------          --------         --------

 Pro forma                                                          $ 47,074         $ 43,626          $ 72,230         $100,690
                                                                    ========         ========          ========         ========



<

>


                           THERMO ELECTRON CORPORATION

8.     Stock-based Compensation Plans and Pro Forma Stock-based Compensation
       Expense (continued)

                                                                       Three Months Ended                   Six Months Ended
                                                                    -------------------------          -------------------------
                                                                    June 28,         June 29,          June 28,         June 29,
(In thousands except per share amounts)                                 2003             2002              2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share from Continuing
 Operations:
    As reported                                                     $    .33         $    .29          $    .52         $    .66
    Pro forma                                                       $    .29         $    .25          $    .44         $    .58

Diluted Earnings per Share from Continuing
 Operations:
    As reported                                                     $    .32         $    .28          $    .51         $    .62
    Pro forma                                                       $    .28         $    .25          $    .44         $    .56

Net Income:
 As reported                                                        $ 53,139         $ 68,517          $ 89,566         $183,561
 Add: Stock-based employee compensation expense included in
    reported net income, net of tax                                      469              364               953              750
 Deduct: Total stock-based employee compensation expense
    determined under the fair-value-based method for all
    awards, net of tax                                                (6,534)          (6,255)          (13,253)         (13,251)
                                                                    --------         --------          --------         --------

 Pro forma                                                          $ 47,074         $ 62,626          $ 77,266         $171,060
                                                                    ========         ========          ========         ========

Basic Earnings per Share:
 As reported                                                        $    .33         $    .40          $    .55         $   1.06
 Pro forma                                                          $    .29         $    .37          $    .48         $    .99

Diluted Earnings per Share:
 As reported                                                        $    .32         $    .38          $    .54         $    .98
 Pro forma                                                          $    .28         $    .35          $    .47         $    .92

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

<

>


                           THERMO ELECTRON CORPORATION

9.     Recent Accounting Pronouncements (continued)

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities," which supersedes EITF No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities and generally lengthens the timeframe for reporting of expenses relating to restructuring activities beyond the period in which a plan is initiated. The company adopted the provisions of this statement for exit or disposal activities that were initiated in 2003. The provisions of EITF No. 94-3 continue to apply with regard to the company's restructuring plans that commenced prior to 2003.

       In November 2002, the FASB issued FASB Interpretation (FIN) No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 became applicable for guarantees issued or modified after December 31, 2002. The company is complying with the requirements of FIN No. 45, the adoption of which did not materially affect the company's financial statements.

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable
Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN
No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the company is required to apply FIN No. 46 on June 29, 2003. FIN No. 46 did not materially affect the company's financial statements.

10.    Note Receivable

       In April 2003, the company received cash of $36.7 million, including
$31.0 million of principal payments, plus interest, from Trimble Navigation
Limited as partial and early payment of Trimble's note to the company. In June
2003, Trimble paid the company $39.0 million in cash including the remaining principal balance of the note of $38.2 million plus interest.

11.    Derivative Instruments and Hedging

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



<

>

                           THERMO ELECTRON CORPORATION

11.    Derivative Instruments and Hedging (continued)

       The company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency losses and gains on the underlying exposure being hedged. Cash flows resulting from currency-exchange contracts qualifying as cash-flow hedges are recorded in the accompanying statement of cash flows in the same category as the item being hedged. At June 28, 2003, the company had deferred losses, net of income taxes, relating to forward currency-exchange contracts of approximately $1.9 million, substantially all of which is expected to be recognized as expense over the next 12 months to approximately offset gains on the exposures being hedged. The ineffective portion of the gain or loss on derivative instruments is recorded in other income, net, in the accompanying statement of income and is not material.

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7.625% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7.625%, and will pay a variable rate of 90-day LIBOR plus 2.19% (3.31% as of June 28, 2003). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt of $15.3 million at June 28, 2003. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

12.    Warranty Obligations

       Product warranties are included in other accrued expenses in the accompanying balance sheet. A summary of the changes in the carrying amount of product warranties is as follows:

(In thousands)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2002                                                                                           $ 27,361
 Provision charged to income                                                                                             11,616
 Usage                                                                                                                  (10,387)
 Adjustments to previously provided warranties, net                                                                      (1,083)
 Other, net (a)                                                                                                           1,300
                                                                                                                       --------

Balance at June 28, 2003                                                                                               $ 28,807
                                                                                                                       ========

(a) Primarily represents the effects of currency translation.

13.    Redemption of Subordinated Convertible Debentures

       In April 2003, the company redeemed all of its outstanding 4 3/8% subordinated convertible debentures due 2004 with the objective of reducing interest costs. The principal amount redeemed for these debentures was $70.9 million. The redemption price was 100% of the principal amount of the debentures, plus accrued interest (Note 18).

<

>

                           THERMO ELECTRON CORPORATION

14.    Restructuring and Other Costs, Net

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions are recorded when incurred. Further actions were initiated in the first six months of 2003. The company expects to incur an additional $8 million of restructuring costs through the remainder of 2003 for charges associated with these actions that cannot be recorded until incurred. The company believes that restructuring actions undertaken in 2002 and 2003 to date will be substantially completed in 2003. The company expects to identify additional sites to consolidate during the remainder of 2003 and will record charges in connection with any such actions. Although the company has not finalized its plans by segment, to date it has identified actions with estimated costs of approximately $8 million and expects to identify additional actions during the second half of 2003. The company expects that the actions initiated during the remainder of 2003 will be substantially completed in 2004.

       During the second quarter of 2003, the company recorded net restructuring and other costs by segment as follows:

                                            Life and
                                           Laboratory       Measurement            Optical
(In thousands)                               Sciences       and Control       Technologies          Corporate              Total
--------------------------------------------------------------------------------------------------------------------------------

Restructuring and Other Costs, Net            $ 3,908           $  (177)           $   358            $   783            $ 4,872
                                              =======           =======            =======            =======            =======

       During the first six months of 2003, the company recorded net restructuring and other costs by segment as follows:

                                             Life and
                                           Laboratory       Measurement            Optical
(In thousands)                               Sciences       and Control       Technologies          Corporate              Total
---------------------------------------------------------------------------------------------------------------------------------

Restructuring and Other Costs, Net            $ 6,481           $ 3,453            $ 1,652            $ 1,388            $12,974
                                              =======           =======            =======            =======            =======

       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $3.9 million of net restructuring and other charges in the second quarter of 2003, substantially all of which were cash costs. The cash costs included $2.5 million of severance for 220 employees across all functions; $0.7 million of employee-retention costs at facilities being closed; $0.2 million of net abandoned-facility lease costs for facilities described below; and $0.5 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $0.5 million that the segment had provided primarily in 2001, which were not required due to employee attrition. The charges for abandoned facilities included costs of $0.6 million, primarily for consolidation of distribution facilities in Japan, and are net of reversals of $0.4 million, which represent revised estimates of future lease costs for facilities that the segment abandoned prior to 2003.

       In the first quarter of 2003, this segment recorded $2.6 million of net restructuring and other charges. These charges included $2.7 million of cash costs principally associated with facility consolidations. The cash costs included $1.0 million of net abandoned-facility lease costs for facilities described below; $0.7 million of employee-retention costs at facilities being closed; $0.6 million of severance for 25 employees, primarily in administrative, sales, and service functions; and $0.4 million of other cash costs, primarily relocation expenses. The charges for abandoned facilities include costs of $1.2 million, net of reversals of $0.2 million, and primarily represent revised estimates of

<

>

                           THERMO ELECTRON CORPORATION

14.    Restructuring and Other Costs, Net (continued)

future lease costs for facilities in Europe that the segment provided for in 2001. The charges for severance are net of reversals of $0.3 million that the segment had provided in 2002, which are no longer required due to employee attrition. In addition, the segment recorded a charge of $0.4 million to write down the carrying value of a building held for sale to net realizable value, offset by $0.5 million of net gains, primarily from the sale of a product line.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $0.2 million of net restructuring and other income in the second quarter of 2003. Net restructuring and other income included a gain of $2.1 million on the sale of a building in Germany. The gain was offset by $1.9 million of restructuring and other charges, including $1.6 million of cash costs principally associated with facility consolidations. The cash costs included $0.8 million of severance for 17 employees across all functions; $0.2 million of employee-retention costs at facilities being closed; $0.1 million of net abandoned-facility lease costs for facilities described below; and $0.5 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $0.3 million that the segment had provided primarily in 2001, which were not required due to employee attrition. The charges for abandoned facilities included costs of $0.2 million, primarily for the consolidation of manufacturing facilities in Massachusetts, and are net of reversals of $0.1 million, which represent revised estimates of future lease costs for facilities that the segment abandoned in 2001 and 2002. In addition, the segment recorded a charge of $0.3 million for the writedown of assets at facilities being consolidated.

       In the first quarter of 2003, this segment recorded $3.6 million of net restructuring and other charges. These charges included $2.0 million of cash costs principally associated with facility consolidations. The cash costs included $1.1 million of severance for 46 employees across all functions; $0.2 million of employee-retention costs at facilities being closed; $0.1 million of abandoned-facility lease costs; and $0.6 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $0.4 million that the segment had provided previously, which are no longer required due to employee attrition. In addition, the segment recorded a charge of $1.6 million, primarily for the writedown of goodwill in a business held for sale to reduce the carrying value to estimated disposal value.

Optical Technologies
--------------------

       The Optical Technologies segment recorded $0.4 million of net restructuring and other charges in the second quarter of 2003. These charges included $0.9 million of cash costs principally associated with facility consolidations. The cash costs included $0.7 million of severance for 65 employees across all functions and $0.2 million of employee-retention costs at facilities being closed. In addition, the segment recorded writedowns of $0.2 million for abandoned assets, net of recoveries. These charges were offset by a gain of $0.7 million for the reversal of contract cancellation fees provided for in 2001 that were disputed and ultimately not required.

       In the first quarter of 2003, this segment recorded $1.3 million of net restructuring and other charges. These charges included $1.0 million for the writedown of a facility held for sale to estimated disposal value. In addition, the segment recorded $0.3 million of cash costs, including $0.1 million of severance for 21 employees, primarily in manufacturing functions; $0.1 million of employee-retention costs at facilities being closed; and $0.1 million of other cash costs.

<

>


                           THERMO ELECTRON CORPORATION

14.    Restructuring and Other Costs, Net (continued)

Corporate
---------

       The company recorded $0.8 million of restructuring and other charges at its corporate office in the second quarter of 2003, all of which were cash costs, primarily for third-party advisory fees. While the company no longer has any public subsidiaries, it has numerous non-U.S. subsidiaries through which the formerly public subsidiaries conducted business. The third-party advisory fees are being incurred to simplify this legal structure.

       In the first quarter of 2003, the company recorded $0.6 million of restructuring and other charges at its corporate office, all of which were cash costs, primarily for third-party advisory fees.

General
-------

       The following table summarizes the company's severance actions in 2003.

                                                                                                                      Number of
2001 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 28, 2002                                                                                  30

Terminations Occurring to Date in 2003                                                                                      (28)
Adjustment to Plan                                                                                                           (2)
                                                                                                                           ----

Remaining Terminations at June 28, 2003                                                                                       -
                                                                                                                           ====


2002 Restructuring Plans
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 28, 2002                                                                                 311

Terminations Occurring to Date in 2003                                                                                     (266)
Adjustment to Plan                                                                                                          (10)
                                                                                                                           ----

Remaining Terminations at June 28, 2003                                                                                      35
                                                                                                                           ====

2003 Restructuring Plans
-------------------------------------------------------------------------------------------------------------------------------

Terminations Announced in 2003                                                                                              398
Terminations Occurring to Date in 2003                                                                                     (306)
                                                                                                                           ----

Remaining Terminations at June 28, 2003                                                                                      92
                                                                                                                           ====


<

>


                           THERMO ELECTRON CORPORATION

14.    Restructuring and Other Costs, Net (continued)

       The following table summarizes the cash components of the company's restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2003 statement of income have been summarized in the notes to the table.

                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

Pre-2000 Restructuring Plans
 Balance at December 28, 2002                   $    264          $      -          $      -          $      -          $    264
    Payments                                        (158)                -                 -                 -              (158)
                                                --------          --------          --------          --------          --------

 Balance at June 28, 2003                       $    106          $      -          $      -          $      -          $    106
                                                ========          ========          ========          ========          ========

2000 Restructuring Plans
 Balance at December 28, 2002                   $    426          $    233          $     65          $     80          $    804
    Reserves reversed (b)                            (93)                -               (68)              (75)             (236)
    Transfer to accrued pension costs (c)           (290)                -                 -                 -              (290)
    Payments                                         (76)              (76)                -                (5)             (157)
    Currency translation                              33                 -                 3                 -                36
                                                --------          --------          --------          --------          --------

 Balance at June 28, 2003                       $      -          $    157          $      -          $      -          $    157
                                                ========          ========          ========          ========          ========

2001 Restructuring Plans
 Balance at December 28, 2002                   $  5,605          $    417          $ 11,501          $  1,665          $ 19,188
    Costs incurred in 2003                            11               115             1,316               216             1,658
    Reserves reversed (b)                           (907)              (90)             (497)             (787)           (2,281)
    Payments                                      (1,680)             (175)           (4,869)             (558)           (7,282)
    Currency translation                             404                 -               459                14               877
                                                --------          --------          --------          --------          --------

 Balance at June 28, 2003                       $  3,433          $    267          $  7,910          $    550          $ 12,160
                                                ========          ========          ========          ========          ========

2002 Restructuring Plans
 Balance at December 28, 2002                   $ 11,868          $    967          $  7,800          $    688          $ 21,323
    Costs incurred in 2003                           989             1,349               425             1,590             4,353
    Reserves reversed (b)                           (485)               (9)             (332)                -              (826)
    Payments                                      (9,199)           (1,485)           (2,654)           (2,188)          (15,526)
    Currency translation                             644                21               204               105               974
                                                --------          --------          --------          --------          --------

 Balance at June 28, 2003                       $  3,817          $    843          $  5,443          $    195          $ 10,298
                                                ========          ========          ========          ========          ========

2003 Restructuring Plans
    Costs incurred in 2003 (d)                  $  6,565          $    592          $    533          $  1,688          $  9,378
    Reserves reversed (b)                            (39)                -                 -                 -               (39)
    Payments                                      (4,203)             (590)            (464)            (1,678)           (6,935)
    Currency translation                             100                 -                11                36               147
                                                --------          --------          --------          --------          --------

 Balance at June 28, 2003                       $  2,423          $      2          $     80          $     46          $  2,551
                                                ========          ========          ========          ========          ========


<

>


                           THERMO ELECTRON CORPORATION

14.    Restructuring and Other Costs, Net (continued)

(a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b) Represents reductions in cost of plans as described in the discussion of restructuring actions by segment.
(c) Balance of accrued restructuring costs for severance from 2000 plans related to pension liability associated with employees terminated in 2000, which was transferred to accrued pension costs in 2003.
(d) Excludes net gains of $0.1 million, primarily from the sale of a product line, in the Life and Laboratory Sciences segment; net gains of $0.1 million, primarily from the sale of a building, offset by a writedown of a company held for sale, in the Measurement and Control segment; and noncash charges of $1.2 million in the Optical Technologies segment.

       The company expects to pay accrued restructuring costs as follows:
severance, employee-retention obligations, and other costs, which primarily represent cancellation/termination fees, primarily through 2003; and abandoned-facility payments, over lease terms expiring through 2012.

15.    Provision for Income Taxes

       The company reversed a tax valuation allowance in the second quarter of 2003 totaling $9.0 million, which reduced the company's income tax provision.
The valuation allowance related to foreign tax credit carryforwards that the company expects will more likely than not be used following tax planning actions undertaken during the second quarter. The benefit was recorded in accordance with SFAS No. 109, "Accounting for Income Taxes."

16.    Discontinued Operations

       During the first quarter of 2003, the company recorded an after-tax gain on disposal of discontinued operations of $5.0 million, resulting primarily from the sale of the last remaining business in discontinued operations, Peter
Brotherhood Ltd., and a favorable post-closing adjustment resulting from the 2002 sale of its Trophy Radiologie business.

17.    Litigation

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

<

>


                           THERMO ELECTRON CORPORATION

17.    Litigation (continued)

       The company intends to vigorously defend the unresolved matters in continuing and discontinued operations described above. In the opinion of management, an unfavorable outcome in one or both of the unresolved matters described above could have a material adverse effect on the company's financial position as well as its results of operations and cash flows for a particular quarterly or annual period.

       The company's continuing and discontinued operations are a defendant in a number of other pending legal proceedings incidental to present and former operations. The company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

18.    Subsequent Event

       In July 2003, the company redeemed all of its outstanding 4% subordinated convertible debentures due 2005 with the objective of reducing interest costs.
The principal amount redeemed for these debentures was $197.1 million. The redemption price was 100% of the principal amount of the debentures, plus accrued interest. Accordingly, the obligations have been presented as current liabilities in the accompanying 2003 balance sheet.

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

       (c) The company periodically evaluates goodwill for impairment using market comparables for similar businesses and forecasts of discounted future cash flows. Should the fair value of the company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary.

       (d) The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

       (e) In instances where the company sells equipment with a related installation obligation, the company generally recognizes revenue related to the equipment when title passes. The company recognizes revenue related to the installation when it performs the installation. The allocation of revenue between the equipment and the installation is based on relative fair value at the time of sale.
           Should the fair value of either the equipment or the installation change, the company's revenue recognition would be affected.

       (f) In instances where the company sells equipment with customer-specified acceptance criteria, the company must assess whether it can demonstrate adherence to the acceptance criteria prior to the customer's acceptance testing to determine the timing of revenue recognition. If the nature of customer-specified acceptance criteria were to change or grow in complexity such that the company could not demonstrate adherence, the company would be required to defer additional revenues upon shipment of its products until completion of customer acceptance testing.

       (g) At the time the company recognizes revenue it provides for the estimated cost of product warranties based primarily on historical experience. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

       (h) The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Should the company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

       (i) The company estimates losses on contingencies and litigation and provides a reserve for these losses. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

       (j) The company records restructuring charges for the cost of vacating facilities based on expected sub-rental income. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

       (k) The company estimates the expected proceeds from any businesses held for sale and, when necessary, records losses to reduce the carrying value of these businesses to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

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

Second Quarter 2003 Compared With Second Quarter 2002
-----------------------------------------------------

Continuing Operations

       Sales in the second quarter of 2003 were $516.4 million, an increase of $7.3 million, or 1%, from the second quarter of 2002. The favorable effects of currency translation resulted in an increase in revenues of $32.9 million in 2003. Sales decreased $0.9 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $24.7 million, or 5%, primarily due to lower demand in both the Optical Technologies and Measurement and Control segments, as detailed below. Currency translation had a net favorable effect on revenues as discussed below by segment, due to the weakening of the U.S. dollar relative to currencies of countries in which the company operates.

       Operating income was $48.3 million in the second quarter of 2003, compared with $35.2 million in the second quarter of 2002. Segment operating income increased to $55.4 million in 2003 from $42.8 million in 2002. (Segment operating income is operating income excluding costs incurred at the company's corporate office that are not allocated to the segments as discussed above.)
Operating and segment operating income in the second quarter of 2003 were reduced by additional charges associated with restructuring plans initiated prior to 2003 and other restructuring actions initiated in 2003, offset by certain other income, net (Note 14). Operating and segment operating income in the second quarter of 2002 were reduced by additional charges associated with a restructuring plan initiated during the fourth quarter of 2001, other restructuring actions initiated in 2002, and certain other costs, net. The segment restructuring and other items totaled $4.1 million and $16.1 million in 2003 and 2002, respectively, and are discussed by segment below. Segment operating income increased primarily due to lower restructuring and other costs, net, in 2003 and, to a lesser extent, a lower cost base following recent restructuring actions. Among the actions contributing to a lower cost base is lower spending on research and development activities, which declined 7% to $37.1 million in the second quarter of 2003. The company has focused its spending on those projects with the highest estimated returns and expects to continue spending on research and development at a rate of 7-7.5% of revenues for at least the near term.

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions could not be recorded until incurred. Further actions were initiated in the first six months of 2003.
The company expects to incur an additional $8 million of restructuring costs through the remainder of 2003 for charges associated with these actions that cannot be recorded until incurred. The company believes that restructuring actions undertaken in 2002 and 2003 to date will be substantially completed in 2003. The company expects to identify additional sites to consolidate during the remainder of 2003 and will record charges in connection with any such actions.
Although the company has not finalized its plans by segment, to date it has identified actions with estimated costs of approximately $8 million and expects to identify additional actions during the second half of 2003. The company expects that the actions initiated during the remainder of 2003 will be substantially completed in 2004.

<

>

                           THERMO ELECTRON CORPORATION

Second Quarter 2003 Compared With Second Quarter 2002 (continued)
-----------------------------------------------------

Life and Laboratory Sciences
----------------------------

       Sales in the Life and Laboratory Sciences segment increased $23.6 million to $313.8 million in the second quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $23.5 million in 2003. Sales decreased $3.5 million due to product line divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $3.6 million, or 1%, primarily due to higher demand. An increase in sales of mass spectrometry equipment as well as rapid diagnostic tests and pathology products was offset in part by a 2% decrease in sales of laboratory equipment such as concentrators, freezers, and incubators, primarily due to economic pressures facing customers.

       Operating income margin increased to 14.0% in the second quarter of 2003 from 13.9% in the second quarter of 2002. (Operating income margin is segment operating income divided by segment revenues.) Operating income margin was affected by restructuring and other costs, net, of $3.9 million and $4.0 million in 2003 and 2002, respectively. An improvement in operating income of $1.4 million at a small business unit that had a loss in 2002 and, to a lesser extent, the effect of higher revenues were offset in part by higher marketing and selling expenses due to several key commercial initiatives and a lower operating margin in the Bioscience Technologies division primarily due to $0.6 million of higher amortization expense. The increase in amortization expense followed the acquisition of CRS Robotics in the second quarter of 2002. The segment's commercial initiatives include key customer account management, increased advertising for a branding transition, and establishment of divisional call centers.

       In the second quarter of 2003, the segment recorded restructuring and other costs, net, of $3.9 million, substantially all of which were cash costs, primarily for severance, employee retention, abandoned facilities, and relocation expenses at businesses being consolidated (Note 14). Restructuring and other income, net, in 2002 included $2.6 million of cash costs, primarily for severance, employee retention, and relocation expenses at businesses being consolidated. In addition, the segment sold two small operating units and a building for a net loss of $0.5 million and had other asset writedowns of $0.1 million. Also in 2002, the segment recorded charges to cost of revenues of $0.8 million for discontinued product lines and the sale of inventories revalued at the date of acquisition.

Measurement and Control
-----------------------

       Sales in the Measurement and Control segment decreased $1.1 million to $152.4 million in the second quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $8.5 million in 2003. Sales increased $3.4 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $13.0 million, or 9%, primarily due to weaker demand. The weaker demand was primarily due to economic conditions facing customers, particularly in the process instruments business where over half of the decrease occurred and, to a lesser extent, in sales of equipment used in semiconductor manufacturing. The decrease in sales was offset in part by higher revenues from equipment used in homeland security. During the first six months of 2003, the segment's backlog decreased 6% to $100.4 million. The company expects that a continued downturn in some markets served by the segment will unfavorably affect the segment's revenue comparisons with corresponding prior-year periods in the near term. A prolonged downturn could adversely affect the realizability of the segment's assets, which may result in charges for impairment.

       Operating income margin remained flat at 8.8% in the second quarter of 2003 and 2002. Operating income margin was affected by restructuring and other income, net, of $0.2 million in 2003 and restructuring and other costs, net, of $1.1 million in 2002. The favorable impact of a $2.1 million gain on the sale of a building in the second quarter of 2003 was offset by the effect on margin of lower revenues in the quarter.

<

>
                           THERMO ELECTRON CORPORATION

Second Quarter 2003 Compared With Second Quarter 2002 (continued)
-----------------------------------------------------

       In the second quarter of 2003, the segment recorded restructuring and other income, net, of $0.2 million, including a gain of $2.1 million on the sale of a building, offset by $1.9 million of restructuring and other charges.
Restructuring and other charges included $1.6 million of cash costs, primarily for severance, employee retention, abandoned facilities, and relocation expenses at businesses being consolidated. In addition, the segment recorded a charge of $0.3 million for the writedown of assets at facilities being consolidated (Note
14). Restructuring and other costs, net, in 2002 included cash costs of $2.2 million, principally for severance, employee retention, relocation, and other costs of facility consolidations. These costs were offset in part by $1.1 million of net gains on the sale of a small business unit and a building.

Optical Technologies
--------------------

       Sales in the Optical Technologies segment decreased $15.6 million to $52.6 million in the second quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $1.0 million in 2003. Sales decreased $0.9 million as a result of a divestiture. In addition to the changes in revenue resulting from currency translation and a divestiture, revenues decreased $15.7 million, or 23%, primarily due to weaker demand. The weaker demand was primarily due to the severe slowdown in the semiconductor and other industrial markets that has adversely affected customers in the segment's businesses. These industries are highly cyclical and have experienced downturns that began in 2001. During the first six months of 2003, the segment's backlog decreased 7% to $52.1 million. The company expects that the slowdowns in semiconductor and other industrial markets will continue to result in unfavorable revenue and profitability comparisons with corresponding prior-year periods in the near term. A prolonged downturn could adversely affect the realizability of the segment's assets, which may result in charges for impairment.

       Operating income margin was negative 3.5% in the second quarter of 2003, compared with negative 17.0% in the second quarter of 2002. Operating income margin was affected by restructuring and other costs, net, of $0.4 million and $11.0 million in 2003 and 2002, respectively. The decrease in the segment's operating loss was due to lower restructuring and other costs, as well as cost reduction and productivity measures undertaken in 2002 and the suspension of telecommunications activities in the second quarter of 2002. These improvements were offset in part by the impact of lower revenues in the second quarter of 2003.

       In the second quarter of 2003, the segment recorded $0.4 million of restructuring and other costs, net, including cash costs of $0.9 million, principally for severance and employee-retention costs at businesses being consolidated. In addition, the segment recorded asset writedowns of $0.2 million for abandoned assets, net of recoveries. These charges were offset by a gain of $0.7 million for the reversal of contract cancellation fees that were disputed and ultimately not required (Note 14). Restructuring and other costs, net, in 2002 included $4.8 million of cash costs, principally for severance and abandoned-equipment leases as well as $0.7 million for the settlement of litigation. In addition, the segment wrote off assets totaling $5.5 million, including $5.3 million of abandoned telecommunications equipment and $0.2 million of goodwill on a small business held for sale. The segment also recorded
$0.7 million of charges to cost of revenues, principally for a discontinued product line.

       The segment is negotiating the sale of a noncore product line and has signed a nonbinding letter of intent with a prospective buyer. Were the sale to occur, the segment expects to record a loss on the disposal of approximately $5 million in addition to approximately $3 million for abandoned lease commitments.
There can be no assurance the sale will close pursuant to the negotiated terms or at all.

Other Income, Net
-----------------

       The company reported other income, net, of $12.2 million and $38.3 million in the second quarter of 2003 and 2002, respectively (Note 5). Other income, net, includes interest income, interest expense, gain on investments, net, equity in earnings of unconsolidated subsidiaries, and other items, net.
Interest income decreased to $7.1 million in

<

>
                           THERMO ELECTRON CORPORATION

Second Quarter 2003 Compared With Second Quarter 2002 (continued)
-----------------------------------------------------

2003 from $12.6 million in 2002, primarily due to lower invested cash balances following the repurchase and redemption of company securities, the payment of short-term notes payable, and, to a lesser extent, lower prevailing interest rates. The company expects that the lower short-term market interest rates existing in 2003 will continue to adversely affect the yield it earns as maturing investments originally invested at higher rates and proceeds from the repayment of the company's note receivable from Trimble (Note 10) are reinvested at current lower market rates. Following redemptions of convertible debentures in April 2003 (Note 13) and July 2003 (Note 18) and the repurchase of $74.1 million of the company's debt and equity securities in the first six months of 2003, lower invested cash will also contribute to an expected reduction in interest income. Interest expense decreased to $5.4 million in 2003 from $10.2 million in 2002 as a result of the redemption, maturity, and repurchase of debentures, offset in part by interest on borrowings under securities-lending arrangements. The company expects that interest expense will exceed interest income beginning in the third quarter of 2003.

       During 2003 and 2002, the company had gains on investments, net, of $10.8 million and $36.0 million, respectively. The gains included $10.0 million and $31.6 million in 2003 and 2002, respectively, from the sale of shares of FLIR
Systems, Inc. Of the total gain from the sale of FLIR shares, $2.7 million and $8.8 million in 2003 and 2002, respectively, represent a recovery of amounts written down in prior years. At June 28, 2003, the company no longer owns shares of FLIR.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 12.1% and 32.6% in the second quarter of 2003 and 2002, respectively. The effective tax rate decreased in 2003 primarily due to $9.0 million of tax benefit from the reversal of a valuation allowance due to expected utilization of foreign tax credit carryforwards that has been recorded as a discrete event in the second quarter of 2003 (Note 15).
The company undertook tax planning actions during the quarter to make the realizability of this asset more likely than not and as a result recorded the benefit in accordance with SFAS No. 109, "Accounting for Income Taxes." This benefit reduced the tax rate in the second quarter of 2003 by 15.0 percentage points. The decrease was also due in part to the full-year impact on the 2003 effective tax rate from a reorganization of the company's subsidiaries in several European countries throughout 2002 that resulted in a more tax-efficient corporate structure and to a decrease in 2003 of gains from the sale of investment securities. In addition, the company reduced the estimate of its effective tax rate in 2003 based on tax planning, including expected repatriation of cash from non-U.S. subsidiaries, resulting in foreign tax credits.

Contingent Liabilities
----------------------

       The company is contingently liable with respect to certain lawsuits. An unfavorable outcome in one or both of the matters described in Note 17 could materially affect the company's financial position as well as its results of operations and cash flows for a particular quarterly or annual period.

Income from Continuing Operations
---------------------------------

       Income from continuing operations was $53.1 million in the second quarter of 2003, compared with $49.5 million in the second quarter of 2002. Results in both periods were affected by restructuring, gains on the sale of FLIR shares, and other items, discussed above.

Discontinued Operations

       During the second quarter of 2002, as a result of new tax regulations concerning deductible losses from divested businesses, the company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $19.0 million.

<

>


                           THERMO ELECTRON CORPORATION

First Six Months 2003 Compared With First Six Months 2002
---------------------------------------------------------

       In November 2002, the EITF reached a consensus on EITF No. 00-21,
"Accounting for Revenue Arrangements with Multiple Deliverables." The company elected to early adopt the provisions of EITF No. 00-21 and began applying the consensus prospectively in the first quarter of 2003. Under EITF No. 00-21, the company recognizes revenue and related costs for arrangements with customers that have multiple deliverables such as equipment and installation as each of these is delivered or completed based on their fair value. Previously, when installation was essential to functionality and not deemed inconsequential or perfunctory, all revenue was deferred until completion of installation. Revenues for products sold where installation was not essential to functionality and was deemed inconsequential or perfunctory were previously recognized upon shipment with estimated installation costs accrued. The adoption of EITF No. 00-21 increased revenues and diluted earnings per share by $7.6 million and $.01, respectively, during the first quarter of 2003. Where EITF No. 00-21 has had an impact, the company has presented below its percentage revenue changes between 2002 and 2003 both including and excluding the effect on the first quarter of 2003 of the adoption of EITF No. 00-21.

Continuing Operations

       Sales in the first six months of 2003 were $1.017 billion, an increase of $16.2 million from the first six months of 2002. The favorable effects of currency translation resulted in an increase in revenues of $62.5 million in 2003. Acquisitions, net of divestitures, had a nominal impact on sales. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $46.3 million, or 5% (6% excluding the effect of the adoption of EITF No. 00-21), primarily due to lower demand in both the Optical Technologies and Measurement and Control segments, as detailed below. Currency translation had a net favorable effect on revenues as discussed below by segment, due to the weakening of the U.S. dollar relative to currencies of countries in which the company operates.

       Operating income was $87.6 million in the first six months of 2003, compared with $71.9 million in the first six months of 2002. Segment operating income increased to $101.9 million in 2003 from $86.7 million in 2002. Operating and segment operating income in the first six months of 2003 were reduced by additional charges associated with restructuring plans initiated prior to 2003, other restructuring actions initiated in 2003, and certain other costs, net
(Note 14). Operating and segment operating income in the first six months of 2002 were reduced by charges associated with a restructuring plan initiated during the fourth quarter of 2001, other restructuring actions initiated in 2002, and certain other costs, net. The segment restructuring and other items totaled $11.6 million and $23.8 million in 2003 and 2002, respectively, and are discussed by segment below. Segment operating income increased primarily due to lower restructuring and other costs, net, in 2003 and, to a lesser extent, a lower cost base following recent restructuring actions. Among the actions contributing to a lower cost base is lower spending on research and development activities, which decreased 6% to $74.5 million in the first six months of 2003 as the company focuses on those projects with the highest estimated returns.

Life and Laboratory Sciences
----------------------------

       Sales in the Life and Laboratory Sciences segment increased $41.8 million to $613.3 million in the first six months of 2003. The favorable effects of currency translation resulted in an increase in revenues of $45.4 million in 2003. Sales decreased $6.0 million due to product line divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $2.4 million, or 0.4% (a decrease of 0.5% excluding the effect of the adoption of EITF No.
00-21). Higher sales of mass spectrometry equipment as well as rapid diagnostic tests and pathology products were substantially offset by a 3% decrease in sales of laboratory equipment such as concentrators, freezers, and incubators, primarily due to economic pressures facing customers.

<

>
                           THERMO ELECTRON CORPORATION

First Six Months 2003 Compared With First Six Months 2002 (continued)
---------------------------------------------------------

       Operating income margin decreased to 13.5% in the first six months of 2003 from 14.4% in the first six months of 2002. Operating income margin was affected by restructuring and other costs, net, of $6.5 million and $3.6 million in 2003 and 2002, respectively. In addition to the increase in restructuring and other costs in 2003, the decrease in operating income margin resulted from higher marketing and selling expenses due to several key commercial initiatives and a lower operating margin in the Bioscience Technologies division due to lower sales and $1.2 million of higher amortization expense. The increase in amortization expense followed the acquisition of CRS Robotics in the second quarter of 2002. The segment's commercial initiatives include key customer account management, increased advertising for a branding transition, and establishment of divisional call centers.

       In the first six months of 2003, the segment recorded restructuring and other costs, net, of $6.5 million, including $6.6 million of cash costs, primarily for severance, employee retention, abandoned facilities, and relocation expenses at businesses being consolidated. In addition, the segment recorded a charge of $0.4 million to write down the carrying value of a building held for sale to net realizable value, offset by $0.5 million of net gains, primarily from the sale of a product line (Note 14). Restructuring and other income, net, in 2002 included $3.7 million of cash costs, primarily for severance and employee retention at businesses being consolidated and charges to costs of revenue of $0.8 million for discontinued product lines and the sale of inventories revalued at the date of acquisition. In addition, the segment wrote down $0.1 million of fixed assets and realized a net gain of $1.0 million on the sale of a product line, two small business units, and a building.

Measurement and Control
-----------------------

       Sales in the Measurement and Control segment increased $1.1 million to $306.3 million in the first six months of 2003. The favorable effects of currency translation resulted in an increase in revenues of $16.0 million in 2003. Sales increased $7.7 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $22.6 million, or 8%, primarily due to weaker demand. The weaker demand was primarily due to economic conditions facing customers, particularly in the process instruments business where over two-thirds of the decrease occurred. The decrease in sales was offset in part by higher revenues from equipment used in homeland security.

       Operating income margin decreased to 7.9% in the first six months of 2003 from 8.9% in the first six months of 2002. Operating income margin was affected by restructuring and other costs, net, of $3.5 million and $0.9 million in 2003 and 2002, respectively. The decrease in operating income margin resulted primarily from the increase in restructuring and other costs.

       In the first six months of 2003, the segment recorded restructuring and other costs, net, of $3.5 million, including cash costs of $3.6 million, principally for severance, employee retention, abandoned facilities, and relocation expenses at businesses being consolidated. In addition, the segment recorded charges of $2.0 million, primarily for the writedown of goodwill in a business held for sale to reduce the carrying value to estimated disposal value, and for the writedown of assets at facilities being consolidated, offset by a gain of $2.1 million on the sale of a building (Note 14). Restructuring and other income, net, in 2002 included $3.3 million of cash costs associated with the restructuring actions initiated in 2001 and gains totaling $2.6 million from the favorable resolution of a dispute on a business sold in 2000 and the sale of two small business units and a building, offset in part by a charge of $0.2 million, primarily for asset impairment of a building held for sale.

<

>
                           THERMO ELECTRON CORPORATION

First Six Months 2003 Compared With First Six Months 2002 (continued)
---------------------------------------------------------

Optical Technologies
--------------------

       Sales in the Optical Technologies segment decreased $26.9 million to $102.8 million in the first six months of 2003. The favorable effects of currency translation resulted in an increase in revenues of $1.1 million in 2003. Sales decreased $1.5 million as a result of a divestiture. In addition to the changes in revenue resulting from currency translation and a divestiture, revenues decreased $26.5 million, or 21% (22% excluding the effect of the adoption of EITF No. 00-21) primarily due to weaker demand. The weaker demand was primarily due to the severe slowdown in the semiconductor and other industrial markets that has adversely affected customers in the segment's businesses. These industries are highly cyclical and have experienced downturns that began in 2001.

       Operating income margin was negative 5.4% in the first six months of 2003, compared with negative 18.1% in the first six months of 2002. Operating income margin was affected by restructuring and other costs, net, of $1.7 million and $19.3 million in 2003 and 2002, respectively. The decrease in the segment's operating loss was principally due to lower restructuring and other costs and, to a lesser extent, cost reduction and productivity measures undertaken in 2002 and the suspension of telecommunications activities in the second quarter of 2002. These improvements were offset in part by the impact of lower revenues.

       In the first six months of 2003, the segment recorded $1.7 million of restructuring and other costs, net, including cash costs of $1.2 million, principally for severance and employee retention at businesses being consolidated. In addition, the segment recorded a charge of $1.0 million for the writedown of a facility held for sale to estimated disposal value, and writedowns of $0.2 million for abandoned assets, net of recoveries. These charges were offset by a gain of $0.7 million for the reversal of contract cancellation fees that were disputed and ultimately not required (Note 14).
Restructuring and other costs, net, in 2002 included $11.5 million of cash costs principally for abandoned-equipment leases and severance associated with suspended telecom initiatives. The cash costs also included $0.7 million for the settlement of litigation. In addition, this segment wrote off assets totaling
$6.2 million, including $6.0 million of abandoned fixed assets and $0.2 million of goodwill at a business held for sale. This segment also recorded a charge of $0.8 million resulting from employee options to purchase shares of Spectra-Physics becoming options to purchase shares of Thermo Electron following the acquisition of the minority interest in this business in February 2002.
During the first six months of 2002, the segment also recorded $0.8 million of charges to cost of revenues for discontinued product lines.

Other Income, Net
-----------------

       The company reported other income, net, of $18.1 million and $98.3 million in the first six months of 2003 and 2002, respectively (Note 5).
Interest income decreased to $14.8 million in 2003 from $27.0 million in 2002, primarily due to lower invested cash balances following the repurchase and redemption of company securities, the payment of short-term notes payable, and, to a lesser extent, lower prevailing interest rates. Interest expense decreased to $12.3 million in 2003 from $23.7 million in 2002 as a result of the redemption, maturity, and repurchase of debentures, as well as entering into interest-rate swap arrangements, offset in part by interest on borrowings under securities-lending arrangements.

       During 2003 and 2002, the company had gains on investments, net, of $16.0 million and $94.0 million, respectively. The gains included $13.7 million and $87.9 million in 2003 and 2002, respectively, from the sale of shares of FLIR.
Of the total gain from the sale of FLIR shares, $3.9 million and $23.2 million in 2003 and 2002, respectively, represent a recovery of amounts written down in prior years. The company recorded income from equity in earnings of unconsolidated subsidiaries of $2.2 million in 2002, primarily related to the investment in FLIR. Following the first quarter of 2002, the company discontinued reporting its share of FLIR's earnings. In addition, during the first six months of 2002, the company repurchased and redeemed debentures, resulting in a charge of $1.0 million.

<

>
                           THERMO ELECTRON CORPORATION

First Six Months 2003 Compared With First Six Months 2002 (continued)
---------------------------------------------------------

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 20.0% and 33.7% in the first six months of 2003 and 2002, respectively. The effective tax rate decreased in 2003 primarily due to $9.0 million of tax benefit from the reversal of a valuation allowance due to expected utilization of foreign tax credit carryforwards as discussed in the results for the second quarter of 2003 (Note 15). The decrease was also due in part to the full-year impact on the 2003 effective tax rate from a reorganization of the company's subsidiaries in several European countries throughout 2002 that resulted in a more tax-efficient corporate structure and from a decrease in 2003 of gains from the sale of investment securities. In addition, the company reduced the estimate of its effective tax rate in 2003 based on tax planning including expected repatriation of cash from non-U.S.
subsidiaries, resulting in foreign tax credits.

Minority Interest Income
------------------------

       Minority interest income of $0.3 million in the first six months of 2002 represents minority shareholders' allocable share of losses at Spectra-Physics through the date on which the company acquired the minority interest in this subsidiary in February 2002.

Income from Continuing Operations
---------------------------------

       Income from continuing operations was $84.5 million in the first six months of 2003, compared with $113.2 million in the first six months of 2002.
Results in both periods were affected by restructuring, gains on the sale of FLIR shares, and other items, discussed above.

Discontinued Operations

       During the first six months of 2003, the company recorded an after-tax gain on disposal of discontinued operations of $5.0 million, resulting primarily from the sale of the last remaining business in discontinued operations, Peter
Brotherhood Ltd., and a favorable post-closing adjustment resulting from the 2002 sale of its Trophy Radiologie business.

       In February 2002, the company's discontinued operations sold 6.9 million shares of Thoratec Corporation stock for net proceeds of $104 million and realized an after-tax gain of $38.4 million. As a result of new tax regulations concerning deductible losses from divested businesses, the company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $19.0 million in the first six months of 2002. In addition, the company sold the last remaining component of its former power-generation business and realized a gain from the disposition totaling $13.0 million, primarily for previously unrecognized tax benefits that were realized upon the sale.

Liquidity and Capital Resources

First Six Months 2003
---------------------

       Consolidated working capital was $638.7 million at June 28, 2003, compared with $667.8 million at December 28, 2002. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $546.4 million at June 28, 2003, compared with $875.5 million at December 28,
2002. This decrease was due to cash of $509.4 million used in financing activities, offset in part by cash provided by operating and investing activities, as discussed below.

<

>

                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

       Cash provided by operating activities was $66.1 million during the first six months of 2003, including $70.3 million provided by continuing operations and $4.2 million used by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $19.5 million, net of taxes, in the first six months of 2003. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $30.0 million, including $20.6 million of accrued payroll and employee benefits due to the timing of payments, offset in part by an increase in deferred revenue. The use of cash of $4.2 million from discontinued operations was principally due to the payment of liabilities, including settlement of litigation and lease payments on abandoned facilities.

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $25.3 million for restructuring costs at June 28, 2003. The company expects to pay approximately $11.8 million of this amount for severance, employee retention, and other costs primarily through the remainder of 2003. The balance of $13.5 million will be paid for lease obligations over the remaining terms of the leases, with approximately 71% to be paid through 2004 and the remainder through 2012. In addition, at June 28, 2003, the company had accrued $7.5 million for acquisition expenses. Accrued acquisition expenses included $1.1 million of severance and relocation obligations, which the company expects to pay primarily through 2003. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During the first six months of 2003, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant, equipment, and collection of a note receivable. The company's continuing operations expended $16.0 million for purchases of property, plant, and equipment, net of dispositions. In April and June 2003, the company received aggregate cash payments of $75.6 million, including $69.1 million of principal payments, plus interest, from Trimble
Navigation Limited as complete and early payment of Trimble's note to the company. In addition, the company expended $3.1 million, net of cash acquired, for product line acquisitions (Note 2).

       The company's financing activities used $509.4 million of cash during the first six months of 2003, including $505.7 million for continuing operations.
During the first six months of 2003, the company's continuing operations expended $381.8 million to reduce short-term notes payable. The company's continuing operations received net proceeds of $22.3 million from the exercise of employee stock options. During the first six months of 2003, the company expended $145.0 million to redeem and repurchase its debt securities (Note 13) and repurchase its equity securities, of which $43.9 million was used to repurchase 2.4 million shares of the company's common stock. As of June 28, 2003, the company had approximately $87.2 million remaining under Board of Directors' authorizations to repurchase its own securities. In July 2003, the company expended $197.1 million for the early redemption of all of its outstanding 4% subordinated convertible debentures due 2005. Accordingly, the obligations have been presented as current liabilities in the accompanying 2003 balance sheet (Note 18). The repurchases and redemptions of debt have been made with the objective of reducing interest costs.

       The company has no material commitments for purchases of property, plant, and equipment and expects that for all of 2003, such expenditures will approximate $55 - $60 million. The company's contractual obligations and other commercial commitments did not change materially between December 28, 2002 and June 28, 2003.

       The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under credit facilities are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

<

>
                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

First Six Months 2002
---------------------

       Cash used by operating activities was $49.1 million during the first six months of 2002, including $1.6 million provided by continuing operations and $50.7 million used by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $23.8 million, net of taxes, in the first six months of 2002. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $21.3 million, including $15.5 million of accrued payroll and employee benefits due to timing of payments, and $8.3 million of accrued interest, principally due to a debt redemption. The company's cash flow from continuing operations in the first six months of 2002 was reduced by income tax payments of approximately $34 million related to gains from the sale of investments. The use of cash of $50.7 million from discontinued operations was principally due to the payment of liabilities, including the settlement of litigation.

       During the first six months of 2002, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the sale of other investments, acquisitions, the collection of notes receivable, the purchase of shares of a majority-owned subsidiary, and the purchase of property, plant, and equipment. The company's continuing operations received proceeds of $65.2 million from the sale of other investments, principally shares of FLIR. In addition, the company's continuing operations expended $46.2 million for acquisitions, $22.0 million to purchase the remaining minority-owned shares of its Spectra-Physics subsidiary, and $19.9 million for purchases of property, plant, and equipment, net of dispositions.
The company's continuing operations collected $48.6 million from notes receivable, principally the repayment of Viasys Healthcare Inc.'s $33.4 million principal amount note in May 2002 and repayments from Trimble in March 2002.
During the first six months of 2002, investing activities of the company's discontinued operations provided $106.4 million of cash, primarily representing proceeds of $105 million from the sale of Thoratec common stock.

       The company's financing activities used $306.4 million of cash during the first six months of 2002, substantially all for continuing operations. During the first six months of 2002, the company's continuing operations expended
$456.3 million to redeem all of its outstanding 4 1/4% and 4 5/8% subordinated convertible debentures due 2003. The redemption price was 100% of the principal amount of the debentures, plus accrued interest. The company increased short-term notes payable by $345.9 million, primarily to partially fund the debt redemption. The company's continuing operations received net proceeds of $12.5 million from the exercise of employee stock options. During the first six months of 2002, the company expended $208.5 million to repurchase its securities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The company's exposure to market risk from changes in interest rates, currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2002.

Item 4 - Controls and Procedures
--------------------------------

       The company's management, with the participation of the company's chief executive officer and chief financial officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) as of June 28, 2003. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that, as of June 28, 2003, the company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

       There have been no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 28, 2003 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

<

>
                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

       We have acquired several companies and businesses; as a result we have recorded significant goodwill on our balance sheet, which we must continually evaluate for potential impairment. We have acquired significant intangible assets, including approximately $1.4 billion of goodwill that we have recorded on our balance sheet as of June 28, 2003. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       At the Annual Meeting of Stockholders on May 14, 2003, the stockholders elected two incumbent directors to a three-year term expiring in 2006. The directors elected at the meeting were Jim P. Manzi and Elaine S. Ullian. Mr.
Manzi received 139,085,560 votes in favor of his election and 10,488,204 votes were withheld. Ms. Ullian received 146,021,698 votes in favor of her election and 3,552,066 votes were withheld. No abstentions or broker "non-votes" were recorded on the election of directors.

       At the Annual Meeting, the stockholders also approved the company's
Annual Incentive Award Plan, as follows: 142,434,182 shares were voted in favor of the proposal, 5,909,802 shares were voted against, 1,229,780 shares abstained, and no broker "non-votes" were recorded on the proposal. The stockholders also approved a stockholder proposal to request the Board of Directors to establish a policy of expensing in the company's annual income statement the costs of all future stock options issued by the company, as follows: 77,700,876 shares were voted in favor of the proposal, 52,389,055 shares were voted against, 3,006,357 shares abstained, and 16,477,476 broker
"non-votes" were recorded on the proposal. The Board of Directors is currently reviewing the matter of expensing stock options and a decision is expected by the end of 2003.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on page immediately preceding exhibits.

(b)    Report on Form 8-K

       On April 24, 2003, the company furnished a Current Report on Form 8-K with respect to the company's financial results for the quarter ended March 29, 2003.

<

>
                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of August 2003.

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

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number            Description
--------------------------------------------------------------------------------

  3.1             By-laws of the Registrant, as amended and effective as of May
                  15, 2003.

 10.1             Thermo Electron Corporation 2000 Employees Equity Incentive
                  Plan, as amended and restated as of May 15, 2003.

 10.2 Thermo Electron Corporation Directors Stock Option Plan, as amended and restated as of May 15, 2003.

 10.3 Thermo Electron Corporation 2003 Annual Incentive Award Plan, effective May 14, 2003 (filed as Appendix B to the
                  Registrant's Definitive Proxy on Schedule 14A for the 2003
                  Annual Shareholders Meeting [File No. 1-8002] and incorporated in this document by reference).

 99.1             Certification of Chief Executive Officer required by Exchange
                  Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 99.2             Certification of Chief Financial Officer required by Exchange
                  Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 99.3             Certification of Chief Executive Officer required by Exchange
                  Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.*

 99.4             Certification of Chief Financial Officer required by Exchange
                  Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.*


*Certification is not deemed "filed" for purposes of Section 18 of the Exchange
 Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

<

>