Form 10-Q
period 2003-09-27
THERMO ELECTRON CORP
filed 2003-11-06
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 27, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                      Outstanding at October 24, 2003
     -----------------------------          -------------------------------
     Common Stock, $1.00 par value                    162,822,224

PART I - Financial Information

Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                  September 27,     December 28,
(In thousands)                                                                                             2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  207,546       $  339,038
 Short-term available-for-sale investments, at quoted market value
    (amortized cost of $113,185 and $493,002)                                                           185,840          536,430
 Accounts receivable, less allowances of $26,896 and $25,576                                            423,945          429,740
 Inventories:
    Raw materials and supplies                                                                          140,020          134,039
    Work in process                                                                                      51,037           50,894
    Finished goods (includes $8,310 and $18,982 at customer locations)                                  147,382          147,871
 Deferred tax assets                                                                                     78,914           79,057
 Other current assets                                                                                    63,066           54,490
                                                                                                     ----------       ----------

                                                                                                      1,297,750        1,771,559
                                                                                                     ----------       ----------

Property, Plant, and Equipment, at Cost                                                                 570,603          553,349
 Less: Accumulated depreciation and amortization                                                        303,246          280,441
                                                                                                     ----------       ----------

                                                                                                        267,357          272,908
                                                                                                     ----------       ----------

Other Assets (Notes 10 and 11)                                                                          116,693          186,390
                                                                                                     ----------       ----------

Goodwill                                                                                              1,440,986        1,416,205
                                                                                                     ----------       ----------

                                                                                                     $3,122,786       $3,647,062
                                                                                                     ==========       ==========
<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                      Liabilities and Shareholders' Equity

                                                                                                  September 27,     December 28,
(In thousands except share amounts)                                                                        2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations                              $   36,165       $  484,480
 Accounts payable                                                                                        94,054          111,994
 Accrued payroll and employee benefits                                                                   89,539           97,856
 Accrued income taxes                                                                                    53,423           44,519
 Deferred revenue                                                                                        62,484           58,490
 Accrued restructuring costs (Note 14)                                                                   21,906           41,579
 Other accrued expenses (Notes 2 and 12)                                                                168,631          170,996
 Net liabilities of discontinued operations                                                              68,048           93,806
                                                                                                     ----------       ----------

                                                                                                        594,250        1,103,720
                                                                                                     ----------       ----------

Long-term Deferred Income Taxes and Other Long-term Liabilities                                          69,118           58,678
                                                                                                     ----------       ----------

Long-term Obligations:
 Senior notes (Note 11)                                                                                 141,468          141,032
 Subordinated convertible obligations (Note 13)                                                          77,375          304,549
 Other                                                                                                    5,105            5,760
                                                                                                     ----------       ----------

                                                                                                        223,948          451,341
                                                                                                     ----------       ----------

Shareholders' Equity:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
    Common stock, $1 par value, 350,000,000 shares authorized; 173,067,334
    and 169,952,419 shares issued                                                                       173,067          169,952
 Capital in excess of par value                                                                       1,249,369        1,212,145
 Retained earnings                                                                                      957,492          819,411
 Treasury stock at cost, 10,207,125 and 7,098,501 shares                                               (187,798)        (129,675)
 Deferred compensation                                                                                   (3,565)          (4,852)
 Accumulated other comprehensive items (Notes 7 and 11)                                                  46,905          (33,658)
                                                                                                     ----------       ----------

                                                                                                      2,235,470        2,033,323
                                                                                                     ----------       ----------

                                                                                                     $3,122,786       $3,647,062
                                                                                                     ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                      Three Months Ended
                                                                                               --------------------------------
                                                                                               September 27,      September 28,
(In thousands except per share amounts)                                                                 2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $497,116           $517,171
                                                                                                    --------           --------
Costs and Operating Expenses:
 Cost of revenues                                                                                    271,213            288,514
 Selling, general, and administrative expenses                                                       134,349            139,326
 Research and development expenses                                                                    34,900             37,553
 Restructuring and other costs, net (Note 14)                                                         14,273              6,907
                                                                                                    --------           --------

                                                                                                     454,735            472,300
                                                                                                    --------           --------

Operating Income                                                                                      42,381             44,871
Other Income, Net (Note 5)                                                                            10,004             11,790
                                                                                                    --------           --------

Income from Continuing Operations Before Provision for Income Taxes                                   52,385             56,661
Provision for Income Taxes                                                                           (13,388)           (17,644)
                                                                                                    --------           --------

Income from Continuing Operations                                                                     38,997             39,017
Gain on Disposal of Discontinued Operations (includes tax benefit
 of $2,600; Note 16)                                                                                   9,518                  -
                                                                                                    --------           --------

Net Income                                                                                          $ 48,515           $ 39,017
                                                                                                    ========           ========

Earnings per Share from Continuing Operations (Note 6):
 Basic                                                                                              $    .24           $    .24
                                                                                                    ========           ========

 Diluted                                                                                            $    .24           $    .23
                                                                                                    ========           ========

Earnings per Share (Note 6):
 Basic                                                                                              $    .30           $    .24
                                                                                                    ========           ========

 Diluted                                                                                            $    .29           $    .23
                                                                                                    ========           ========

Weighted Average Shares (Note 6):
 Basic                                                                                               162,531            165,701
                                                                                                    ========           ========

 Diluted                                                                                             169,155            176,342
                                                                                                    ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                               --------------------------------
                                                                                               September 27,      September 28,
(In thousands except per share amounts)                                                                 2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Revenues (Note 4)                                                                                 $1,513,726         $1,517,610
                                                                                                  ----------         ----------

Costs and Operating Expenses:
 Cost of revenues                                                                                    830,840            835,509
 Selling, general, and administrative expenses                                                       416,327            417,610
 Research and development expenses                                                                   109,353            116,933
 Restructuring and other costs, net (Note 14)                                                         27,247             30,777
                                                                                                  ----------         ----------

                                                                                                   1,383,767          1,400,829
                                                                                                  ----------         ----------

Operating Income                                                                                     129,959            116,781
Other Income, Net (Note 5)                                                                            28,100            110,041
                                                                                                  ----------         ----------

Income from Continuing Operations Before Provision for Income Taxes and
 Minority Interest                                                                                   158,059            226,822
Provision for Income Taxes (Note 15)                                                                 (34,532)           (74,945)
Minority Interest Income                                                                                   -                331
                                                                                                  ----------         ----------

Income from Continuing Operations                                                                    123,527            152,208
Gain on Disposal of Discontinued Operations (net of income tax provision
 of $964 in 2003; includes tax benefit of $13,408 in 2002; Note 16)                                   14,554             70,370
                                                                                                  ----------         ----------

Net Income                                                                                        $  138,081         $  222,578
                                                                                                  ==========         ==========

Earnings per Share from Continuing Operations (Note 6):
 Basic                                                                                            $      .76         $      .89
                                                                                                  ==========         ==========

 Diluted                                                                                          $      .75         $      .86
                                                                                                  ==========         ==========

Earnings per Share (Note 6):
 Basic                                                                                            $      .85         $     1.31
                                                                                                  ==========         ==========

 Diluted                                                                                          $      .83         $     1.23
                                                                                                  ==========         ==========

Weighted Average Shares (Note 6):
 Basic                                                                                               162,474            170,358
                                                                                                  ==========         ==========

 Diluted                                                                                             171,703            190,399
                                                                                                  ==========         ==========




The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                               --------------------------------
                                                                                               September 27,      September 28,
(In thousands)                                                                                          2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                        $ 138,081          $ 222,578
 Gain on disposal of discontinued operations (Note 16)                                               (14,554)           (70,370)
                                                                                                   ---------          ---------

 Income from continuing operations                                                                   123,527            152,208

 Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                   43,586             42,199
      Noncash restructuring and other costs, net (Note 14)                                             6,821             10,070
      Provision for losses on accounts receivable                                                      3,352              2,015
      Change in deferred income taxes                                                                  2,637             (6,183)
      Gain on sale of businesses                                                                        (253)            (8,544)
      Gain on investments, net (Note 5)                                                              (28,603)          (103,381)
      Equity in earnings of unconsolidated subsidiaries (Note 5)                                        (416)            (2,169)
      Minority interest income                                                                             -               (331)
      Other                                                                                            5,416              4,475
      Changes in current accounts, excluding the effects of acquisitions and dispositions:
          Accounts receivable                                                                         21,467             15,612
          Inventories                                                                                  8,787              4,962
          Other current assets                                                                        (9,466)            (4,900)
          Accounts payable                                                                           (21,797)           (15,465)
          Other current liabilities                                                                  (46,287)           (34,152)
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                               108,771             56,416
            Net cash used in discontinued operations                                                  (5,961)           (53,594)
                                                                                                   ---------          ---------

            Net cash provided by (used in) operating activities                                      102,810              2,822
                                                                                                   ---------          ---------

Investing Activities:
 Proceeds from maturities of available-for-sale investments                                          308,568            151,812
 Proceeds from sale of available-for-sale investments                                                102,162             96,247
 Purchases of property, plant, and equipment                                                         (31,449)           (36,183)
 Proceeds from sale of property, plant, and equipment                                                  6,309              8,779
 Acquisitions, net of cash acquired (Note 2)                                                          (3,120)           (78,259)
 Proceeds from sale of businesses, net of cash divested                                                  559             24,405
 Proceeds from sale of other investments                                                               1,961             65,251
 Collection of note receivable                                                                        69,136             73,980
 Acquisition of minority interest of subsidiary                                                            -            (22,076)
 Increase in other assets                                                                             (5,092)           (11,806)
 Other                                                                                                   969              2,792
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                               450,003            274,942
            Net cash provided by discontinued operations                                               3,037            106,031
                                                                                                   ---------          ---------

            Net cash provided by investing activities                                                453,040            380,973
                                                                                                   ---------          ---------

<

>

                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                               --------------------------------
                                                                                               September 27,      September 28,
(In thousands)                                                                                          2003               2002
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Redemption and repayment of long-term obligations (Note 13)                                       $(269,812)         $(462,101)
 Purchases of company common stock and subordinated convertible debentures
                                                                                                     (84,135)          (292,688)
 Net proceeds from issuance of company common stock                                                   35,456             15,032
 Increase (decrease) in short-term notes payable                                                    (375,564)           276,479
 Other                                                                                                   (38)             2,967
                                                                                                   ---------          ---------

            Net cash used in continuing operations                                                  (694,093)          (460,311)
            Net cash provided by (used in) discontinued operations                                    (3,708)               371
                                                                                                   ---------          ---------

            Net cash used in financing activities                                                   (697,801)          (459,940)
                                                                                                   ---------          ---------

Exchange Rate Effect on Cash of Continuing Operations                                                 10,453              8,650
Exchange Rate Effect on Cash of Discontinued Operations                                                  (23)               328
                                                                                                   ---------          ---------

Decrease in Cash and Cash Equivalents                                                               (131,521)           (67,167)
Cash and Cash Equivalents at Beginning of Period                                                     339,067            305,200
                                                                                                   ---------          ---------

                                                                                                     207,546            238,033

Cash and Cash Equivalents of Discontinued Operations at End of Period                                      -             (4,429)
                                                                                                   ---------          ---------

Cash and Cash Equivalents at End of Period                                                         $ 207,546          $ 233,604
                                                                                                   =========          =========

Noncash Investing Activities:
 Fair value of assets of acquired businesses and product lines                                     $   4,845          $  94,668
 Cash paid for acquired businesses and product lines                                                  (3,269)           (78,401)
                                                                                                   ---------          ---------

    Liabilities assumed of acquired businesses and product lines                                   $   1,576          $  16,267
                                                                                                   =========          =========




The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements

1.     General

       The interim consolidated financial statements presented have been prepared by Thermo Electron Corporation (the company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 2003, the results of operations for the three- and nine-month periods ended September 27, 2003, and September 28, 2002, and the cash flows for the nine-month periods ended September 27, 2003, and September 28, 2002. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.     Acquisitions

       In January 2003, the Measurement and Control segment acquired a product line of emission monitoring instruments for $2.6 million in cash, net of cash acquired. In June 2003, the segment acquired a product line of online rheology instruments for $0.5 million in cash. The segment recorded $2.6 million of intangible assets related to these acquisitions consisting of product technology, which is being amortized over 10 years. Intangible assets are included in other assets in the accompanying balance sheet. In September 2003, the company announced that it had reached agreement for its Life and Laboratory
Sciences segment to acquire Jouan SA, a manufacturer of laboratory equipment, for 110.9 million euros and the assumption of approximately 7.1 million euros of consolidated net debt. The acquisition is subject to various regulatory approvals. The company expects to complete the acquisition before the end of 2003.

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

       No material acquisition expenses have been recorded for acquisitions completed in 2003. A summary of the changes in accrued acquisition expenses for acquisitions completed during 2002 is as follows:


                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2002                                        $ 1,319          $   588          $   499           $ 2,406
 Payments                                                              (888)            (120)            (124)           (1,132)
 Decrease recorded as a reduction in goodwill and
    other intangible assets                                            (453)            (401)            (175)           (1,029)
 Currency translation                                                    34              (48)              10                (4)
                                                                    -------          -------         --------           -------

Balance at September 27, 2003                                       $    12          $    19          $   210           $   241
                                                                    =======          =======          =======           =======

<

>

                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       The 2002 acquisitions primarily included CRS Robotics Corporation (Thermo
CRS) and the radiation-monitoring products business (RMP) of St. Gobain
Corporation. The principal accrued acquisition expenses for 2002 acquisitions were for severance for approximately 102 employees at the acquired businesses, primarily in manufacturing, research and development, and sales and service;
closure of a Thermo CRS manufacturing facility in Austria, with a lease that expired in 2003 and whose operations were consolidated into other existing facilities; and relocation of RMP employees from the seller's operations in Ohio and the United Kingdom to the company's facilities. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. The company expects to pay amounts accrued for acquisition expenses primarily through 2003.

       A summary of the changes in accrued acquisition expenses for acquisitions completed before 2002 is as follows:


                                                                                                                    Abandonment
                                                                                                                      of Excess
(In thousands)                                                                                                       Facilities
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2002                                                                                             $6,422
 Payments                                                                                                                  (490)
 Currency translation                                                                                                       266
                                                                                                                         ------

Balance at September 27, 2003                                                                                            $6,198
                                                                                                                         ======

       The remaining accrued acquisition expenses for pre-2002 acquisitions represent lease obligations for four abandoned operating facilities in the United Kingdom with leases expiring through 2014.

3.     Business Segment Information


                                                                   Three Months Ended                   Nine Months Ended
                                                            --------------------------------     --------------------------------
                                                            September 27,      September 28,     September 27,      September 28,
(In thousands)                                                       2003               2002              2003               2002
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Life and Laboratory Sciences                               $  301,451         $  300,040        $  914,707         $  871,545
    Measurement and Control                                       146,667            155,176           452,981            460,379
    Optical Technologies                                           52,141             64,910           154,941            194,640
    Intersegment (a)                                               (3,143)            (2,955)           (8,903)            (8,954)
                                                               ----------         ----------        ----------         ----------

                                                               $  497,116         $  517,171        $1,513,726         $1,517,610
                                                               ==========         ==========        ==========         ==========

Income from Continuing Operations Before Provision
 for Income Taxes and Minority Interest:
    Life and Laboratory Sciences (b)                           $   43,674         $   42,771        $  126,582         $  125,310
    Measurement and Control (c)                                    10,882              8,762            35,076             36,065
    Optical Technologies (d)                                       (5,376)               274           (10,884)           (23,229)
    Intersegment                                                        -               (130)              324                272
                                                               ----------         ----------        ----------         ----------

      Total Operating Income - Segments                            49,180             51,677           151,098            138,418
    Corporate/Other (e)                                             3,205              4,984             6,961             88,404
                                                               ----------         ----------        ----------         ----------

                                                               $   52,385         $   56,661        $  158,059         $  226,822
                                                               ==========         ==========        ==========         ==========

<

>


                           THERMO ELECTRON CORPORATION

3.     Business Segment Information (continued)

                                                                   Three Months Ended                   Nine Months Ended
                                                            --------------------------------     --------------------------------
                                                            September 27,      September 28,     September 27,      September 28,
(In thousands)                                                       2003               2002              2003               2002
---------------------------------------------------------------------------------------------------------------------------------

Depreciation:
    Life and Laboratory Sciences                                $   5,873          $   5,260        $   17,459         $   16,213
    Measurement and Control                                         2,382              2,723             7,680              8,516
    Optical Technologies                                            2,965              2,901             8,669              9,808
    Corporate                                                         842                731             2,376              2,154
                                                                ---------          ---------        ----------         ----------

                                                                $  12,062          $  11,615        $   36,184         $   36,691
                                                                =========          =========        ==========         ==========

Amortization:
    Life and Laboratory Sciences                                $   1,662          $   1,659        $    4,907         $    3,856
    Measurement and Control                                           600                286             1,799                850
    Optical Technologies                                              208                267               696                802
                                                                ---------          ---------        ----------         ----------

                                                                $   2,470          $   2,212        $    7,402         $    5,508
                                                                =========          =========        ==========         ==========

       During the first quarter of 2003, the company transferred management responsibility for several businesses between segments as follows: (1) the compositional-metrology business was moved to the Life and Laboratory Sciences segment from the Optical Technologies segment; (2) the ultra-high vacuum systems and semiconductor testing businesses were moved to the Measurement and Control segment from the Optical Technologies segment; and (3) Thermo Euroglas was moved to the Life and Laboratory Sciences segment from the Measurement and Control segment. In addition to these changes, during the first quarter of 2003, the company began allocating certain costs to the business segments previously classified as corporate expenses based on the estimated extent to which the segment benefited from the cost. Allocated costs principally include e-commerce, global sourcing, and marketing as well as some legal, human resources, and information systems costs. Prior-period segment information has been conformed to reflect these changes.

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other costs, net, of $4.9 million, $3.5 million, $11.4 million, and $7.1 million in the third quarter of 2003 and 2002 and the first nine months of 2003 and 2002, respectively.
(c) Includes restructuring and other costs, net, of $2.7 million, $5.6 million, $6.1 million, and $6.5 million in the third quarter of 2003 and 2002 and the first nine months of 2003 and 2002, respectively.
(d) Includes restructuring and other costs, net, of $5.8 million, $7.4 million, and $18.3 million in the third quarter of 2003 and the first nine months of 2003 and 2002, respectively, and restructuring and other income, net, of $1.0 million in the third quarter of 2002.
(e) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $1.0 million, $0.6 million, $2.4 million, and $2.1 million in the third quarter of 2003 and 2002 and the first nine months of 2003 and 2002, respectively. Other income, net, includes gains on the sale of shares of Thoratec Corporation of $10.3 million in the third quarter and first nine months of 2003, and gains on the sale of shares of FLIR Systems, Inc. of $6.6 million, $13.7 million, and $94.5 million in the third quarter of 2002 and the first nine months of 2003 and 2002, respectively.

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

5.     Other Income, Net

       The components of other income, net, in the accompanying statement of income are as follows:

                                                                Three Months Ended                     Nine Months Ended
                                                         --------------------------------       --------------------------------
                                                         September 27,      September 28,       September 27,      September 28,
(In thousands)                                                    2003               2002                2003               2002
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                               $  2,909           $ 11,210            $ 17,671           $ 38,189
Interest Expense (Note 11)                                      (3,551)            (8,864)            (15,888)           (32,559)
Gain on Investments, Net                                        12,614              9,395              28,603            103,381
Equity in Earnings of Unconsolidated Subsidiaries                  271                  -                 416              2,169
Other Items, Net                                                (2,239)                49              (2,702)            (1,139)
                                                              --------           --------            --------           --------

                                                              $ 10,004           $ 11,790            $ 28,100           $110,041
                                                              ========           ========            ========           ========

       The company sold 1,000,000 shares of Thoratec Corporation common stock during the third quarter of 2003 and realized a gain of $10.3 million. In addition, the company sold 194,000, 334,175, and 2,200,000 shares of FLIR
Systems, Inc. common stock during the third quarter of 2002 and the first nine months of 2003 and 2002, respectively, and realized gains of $6.6 million, $13.7 million, and $94.5 million, respectively. These gains included $2.3 million, $3.9 million, and $25.5 million in the third quarter of 2002 and the first nine months of 2003 and 2002, respectively, from the recovery of amounts written down in prior years. At September 27, 2003, the company owns 6.7 million shares of Thoratec with a fair market value of $108 million and no longer owns shares of FLIR.

<

>


                           THERMO ELECTRON CORPORATION

6.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended                      Nine Months Ended
                                                         --------------------------------       --------------------------------
                                                         September 27,      September 28,       September 27,      September 28,
(In thousands except per share amounts)                           2003               2002                2003               2002
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                             $ 38,997           $ 39,017            $123,527           $152,208
Gain on Disposal of Discontinued Operations, Net                 9,518                  -              14,554             70,370
                                                              --------           --------            --------           --------

Net Income for Basic Earnings per Share                         48,515             39,017             138,081            222,578
Effect of Convertible Debentures                                   871              1,938               4,417             11,832
                                                              --------           --------            --------           --------

Income Available to Common Shareholders, as
 Adjusted for Diluted Earnings per Share                      $ 49,386           $ 40,955            $142,498           $234,410
                                                              --------           --------            --------           --------

Basic Weighted Average Shares                                  162,531            165,701             162,474            170,358
Effect of:
 Stock options                                                   2,455              1,396               1,995              2,141
 Convertible debentures                                          3,969              9,245               7,034             17,900
 Contingently issuable shares                                      200                  -                 200                  -
                                                              --------           --------            --------           --------

Diluted Weighted Average Shares                                169,155            176,342             171,703            190,399
                                                              --------           --------            --------           --------

Basic Earnings per Share:
 Continuing operations                                        $    .24           $    .24            $    .76           $    .89
 Discontinued operations                                           .06                  -                 .09                .41
                                                              --------           --------            --------           --------

                                                              $    .30           $    .24            $    .85           $   1.31
                                                              ========           ========            ========           ========

Diluted Earnings per Share:
 Continuing operations                                        $    .24           $    .23            $    .75           $    .86
 Discontinued operations                                           .06                  -                 .08                .37
                                                              --------           --------            --------           --------

                                                              $    .29           $    .23            $    .83           $   1.23
                                                              ========           ========            ========           ========

       Options to purchase 4,753,000, 12,111,000, 8,124,000, and 10,195,000 shares of common stock for the third quarter of 2003 and 2002 and the first nine months of 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       The computation of diluted earnings per share excludes the effect of assuming the conversion of the following convertible debentures because the effect would be antidilutive: in the first nine months of 2003 and 2002, the company's 4 3/8% subordinated convertible debentures; and in the third quarter of 2002, the company's 4 3/8% and 4 7/8% subordinated convertible debentures and 4 1/2% senior convertible debentures. The company's 4 3/8% and 4 7/8% subordinated convertible debentures and 4 1/2% senior convertible debentures were convertible at $111.83, $32.50, and $34.42 per share, respectively. These debentures were no longer outstanding at September 27, 2003, having previously been redeemed. In the third quarter of 2003, there were no convertible debentures outstanding that if converted would be antidilutive.

<

>

                           THERMO ELECTRON CORPORATION

7.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items.
Other comprehensive items represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments, and minimum pension liability adjustment. During the third quarter of 2003 and 2002, the company had comprehensive income of $51.2 million and $28.7 million, respectively. During the first nine months of 2003 and 2002, the company had comprehensive income of $236.6 million and $209.9 million, respectively. Comprehensive income in the first nine months of 2002 excludes the effect of unrealized gains of $111 million that existed at the date the company reclassified equity interests in FLIR and Thoratec Corporation to available-for-sale investments. The change in accumulated other comprehensive items between December 28, 2002 and September
27, 2003 was principally due to a change in cumulative translation adjustment due to the weakening of the U.S. dollar relative to the currencies of the company's non-U.S. subsidiaries.

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

                                                                Three Months Ended                      Nine Months Ended
                                                          --------------------------------       --------------------------------
                                                          September 27,      September 28,       September 27,      September 28,
(In thousands except per share amounts)                            2003               2002                2003               2002
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations:
 As reported                                                   $ 38,997           $ 39,017            $123,527           $152,208
 Add: Stock-based employee compensation expense
    included in reported results, net of tax                        378                313               1,331              1,063
 Deduct: Total stock-based employee compensation
    expense determined under the fair-value-based
    method for all awards, net of tax                            (5,759)            (5,880)            (18,992)           (19,131)
                                                               --------           --------            --------           --------

 Pro forma                                                     $ 33,616           $ 33,450            $105,866           $134,140
                                                               ========           ========            ========           ========

<

>


                           THERMO ELECTRON CORPORATION

8.     Stock-based Compensation Plans and Pro Forma Stock-based Compensation
       Expense (continued)

                                                                 Three Months Ended                      Nine Months Ended
                                                          --------------------------------       --------------------------------
                                                          September 27,      September 28,       September 27,      September 28,
(In thousands except per share amounts)                            2003               2002                2003               2002
---------------------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share from Continuing Operations:
    As reported                                                $    .24           $    .24            $    .76           $    .89
    Pro forma                                                  $    .21           $    .20            $    .65           $    .79

Diluted Earnings per Share from Continuing
 Operations:
    As reported                                                $    .24           $    .23            $    .75           $    .86
    Pro forma                                                  $    .20           $    .20            $    .64           $    .77

Net Income:
 As reported                                                   $ 48,515           $ 39,017            $138,081           $222,578
 Add: Stock-based employee compensation expense
    included in reported net income, net of tax                     378                313               1,331              1,063
 Deduct: Total stock-based employee compensation
    expense determined under the fair-value-based
    method for all awards, net of tax                            (5,759)            (5,880)            (18,992)           (19,131)
                                                               --------           --------            --------           --------

 Pro forma                                                     $ 43,134           $ 33,450            $120,420           $204,510
                                                               ========           ========            ========           ========

Basic Earnings per Share:
 As reported                                                   $    .30           $    .24            $    .85           $   1.31
 Pro forma                                                     $    .27           $    .20            $    .74           $   1.20

Diluted Earnings per Share:
 As reported                                                   $    .29           $    .23            $    .83           $   1.23
 Pro forma                                                     $    .26           $    .20            $    .73           $   1.14

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

       In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." The company adopted this standard in the first quarter of 2003.
Under the standard, all of the transactions previously classified by the company as extraordinary items are no longer treated as such, but instead are reported in other income, net, in the accompanying statement of income. Prior period results were reclassified to conform to this presentation.

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

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable
Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN
No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the company will be required to apply FIN
No. 46 on December 31, 2003. The company does not expect FIN No. 46 will materially affect its financial statements.

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

<

>

                           THERMO ELECTRON CORPORATION

11.    Derivative Instruments and Hedging (continued)

       The company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency losses and gains on the underlying exposure being hedged. Cash flows resulting from currency-exchange contracts qualifying as cash-flow hedges are recorded in the accompanying statement of cash flows in the same category as the item being hedged. At September 27, 2003, the company had deferred losses, net of income taxes, relating to forward currency-exchange contracts of approximately $2.1 million, substantially all of which is expected to be recognized as expense over the next 12 months to approximately offset gains on the exposures being hedged. The ineffective portion of the gain or loss on derivative instruments is recorded in other income, net, in the accompanying statement of income and is not material.

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7.625% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7.625%, and will pay a variable rate of 90-day LIBOR plus 2.19% (3.36% as of September 27, 2003). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt of $12.7 million at September 27, 2003. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

12.    Warranty Obligations

       Product warranties are included in other accrued expenses in the accompanying balance sheet. A summary of the changes in the carrying amount of product warranties is as follows:


(In thousands)
--------------------------------------------------------------------------------------------------

Balance at December 28, 2002                                                              $ 27,361
 Provision charged to income                                                                19,282
 Usage                                                                                     (17,027)
 Adjustments to previously provided warranties, net                                         (2,498)
 Other, net (a)                                                                              1,304
                                                                                          --------

Balance at September 27, 2003                                                             $ 28,422
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

       These transactions resulted in a charge of $1.0 million in the first nine months of 2003, included in other income, net, in the accompanying statement of income.
<

>

                           THERMO ELECTRON CORPORATION

14.    Restructuring and Other Costs, Net

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions are recorded when incurred. Further actions were initiated in the first nine months of 2003. The company expects to incur an additional $8 - $10 million of restructuring costs through the remainder of 2003 and in 2004 for charges associated with these actions that cannot be recorded until incurred and for new actions being undertaken in the fourth quarter of 2003. The company believes that restructuring actions undertaken in 2002 and the first half of 2003 will be substantially completed in 2003 and that the actions undertaken in the second half of 2003 will be substantially completed in 2004.

       During the third quarter of 2003, the company recorded net restructuring and other costs by segment as follows:


                                             Life and
                                           Laboratory       Measurement             Optical
(In thousands)                               Sciences       and Control        Technologies          Corporate             Total
--------------------------------------------------------------------------------------------------------------------------------

Restructuring and Other Costs, Net            $ 4,870           $ 2,662             $ 5,770            $   971           $14,273
                                              =======           =======             =======            =======           =======

       During the first nine months of 2003, the company recorded net restructuring and other costs by segment as follows:

                                             Life and
                                           Laboratory       Measurement             Optical
(In thousands)                               Sciences       and Control        Technologies          Corporate             Total
--------------------------------------------------------------------------------------------------------------------------------

Restructuring and Other Costs, Net            $11,351           $ 6,115             $ 7,422            $ 2,359           $27,247
                                              =======           =======             =======            =======           =======

       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $4.9 million of net restructuring and other charges in the third quarter of 2003, substantially all of which were cash costs principally associated with facility consolidations.
The cash costs included $3.5 million of severance for 71 employees across all functions; $0.7 million of net abandoned-facility lease costs for facilities described below; $0.1 million of employee-retention costs at facilities being closed; and $0.6 million of other cash costs, primarily relocation expenses. The charges for abandoned facilities are primarily for the closure of a manufacturing facility in the United Kingdom, the activities of which were transferred to a facility in the United States, and revised estimates of future lease costs for two sales offices in the United Kingdom that were abandoned in 2001.

       In the second quarter of 2003, this segment recorded $3.9 million of net restructuring and other charges, substantially all of which were cash costs. The cash costs included $2.5 million of severance for 220 employees across all functions; $0.7 million of employee-retention costs at facilities being closed;
$0.2 million of net abandoned-facility lease costs for facilities described below; and $0.5 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $0.5 million that the segment had provided primarily in 2001, which were not required due to employee attrition.
The charges for abandoned facilities included costs of $0.6 million, primarily for consolidation of distribution facilities in Japan, and are net of reversals of $0.4 million, which represent revised estimates of future lease costs for facilities that the segment abandoned prior to 2003.

<

>

                           THERMO ELECTRON CORPORATION

14.    Restructuring and Other Costs, Net (continued)

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

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $2.7 million of net restructuring and other charges in the third quarter of 2003, all of which were cash costs principally associated with facility consolidations. The cash costs included $1.9 million of severance for 41 employees across all functions; $0.3 million of abandoned-facility lease costs for facilities described below; $0.1 million of employee-retention costs at facilities being closed; and $0.4 million of other cash costs, primarily relocation expenses. The charges for abandoned facilities are primarily for the closure of a sales office in the Netherlands, the activities of which were transferred to other facilities in the region, and other occupancy costs at facilities previously abandoned.

       In the second quarter of 2003, this segment recorded $0.2 million of net restructuring and other income. Net restructuring and other income included a gain of $2.1 million on the sale of a building in Germany. The gain was offset by $1.9 million of restructuring and other charges, including $1.6 million of cash costs principally associated with facility consolidations. The cash costs included $0.8 million of severance for 17 employees across all functions; $0.2 million of employee-retention costs at facilities being closed; $0.1 million of net abandoned-facility lease costs for facilities described below; and $0.5 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $0.3 million that the segment had provided primarily in 2001, which were not required due to employee attrition. The charges for abandoned facilities included costs of $0.2 million, primarily for the consolidation of manufacturing facilities in Massachusetts, and are net of reversals of $0.1 million, which represent revised estimates of future lease costs for facilities that the segment abandoned in 2001 and 2002. In addition, the segment recorded a charge of $0.3 million for the writedown of assets at facilities being consolidated.

       In the first quarter of 2003, this segment recorded $3.6 million of net restructuring and other charges. These charges included $2.0 million of cash costs principally associated with facility consolidations. The cash costs included $1.1 million of severance for 46 employees across all functions; $0.2 million of employee-retention costs at facilities being closed; $0.1 million of abandoned-facility lease costs; and $0.6 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $0.4 million that the segment had provided previously, which are no longer required due to employee attrition. In addition, the segment recorded a charge of $1.6 million, primarily for the writedown of goodwill related to the segment's test and measurement business to reduce the carrying value of the business to estimated disposal value. The test and measurement business was sold in October
2003 (Note 18).

Optical Technologies
--------------------

       The Optical Technologies segment recorded $5.8 million of net restructuring and other charges in the third quarter of 2003. These charges included a charge of $4.7 million for the writedown of the segment's molecular beam epitaxy product line that was sold in October 2003. The writedown was to reduce the carrying value of the product line assets to disposal value and primarily consisted of fixed assets. In addition, the segment recorded $0.8 million of cash costs principally associated with facility consolidations. The cash costs included $0.5 million of net abandoned-facility lease costs for

<

>


                           THERMO ELECTRON CORPORATION

14.    Restructuring and Other Costs, Net (continued)

facilities described below; $0.2 million of severance for 23 employees across all functions; and $0.1 million of employee-retention costs at facilities being closed. The charges for abandoned facilities included costs of $0.8 million for the consolidation of manufacturing facilities in California and Massachusetts, and are net of reversals of $0.3 million for the favorable settlement of lease obligations on abandoned equipment. The charges for severance are net of reversals of $0.3 million, primarily for the favorable resolution of accrued amounts that were in dispute. In addition, the segment recorded writedowns of $0.3 million for abandoned fixed assets.

       In the second quarter of 2003, this segment recorded $0.4 million of net restructuring and other charges. These charges included $0.9 million of cash costs principally associated with facility consolidations. The cash costs included $0.7 million of severance for 65 employees across all functions and $0.2 million of employee-retention costs at facilities being closed. In addition, the segment recorded writedowns of $0.2 million for abandoned assets, net of recoveries. These charges were offset by a gain of $0.7 million for the reversal of contract cancellation fees provided for in 2001 that were disputed and ultimately not required.

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

Corporate
---------

       The company recorded $1.0 million of corporate restructuring and other charges in the third quarter of 2003, all of which were cash costs. The cash costs included $0.4 million of third-party advisory fees, $0.3 million of severance for 6 administrative employees, and $0.3 million of relocation expenses for the consolidation of administrative facilities in France. While the company no longer has any public subsidiaries, it has numerous non-U.S.
subsidiaries through which the formerly public subsidiaries conducted business.
The third-party advisory fees are being incurred to simplify this legal structure.

       In the second quarter of 2003, the company recorded $0.8 million of restructuring and other charges at its corporate office, all of which were cash costs, primarily for third-party advisory fees.

       In the first quarter of 2003, the company recorded $0.6 million of restructuring and other charges at its corporate office, all of which were cash costs, primarily for third-party advisory fees.

General
-------

       The following table summarizes the company's severance actions in 2003.


                                                                                  Number of
2001 Restructuring Plans                                                          Employees
-------------------------------------------------------------------------------------------

Remaining Terminations at December 28, 2002                                              30

Terminations Occurring to Date in 2003                                                  (28)
Adjustment to Plan                                                                       (2)
                                                                                       ----

Remaining Terminations at September 27, 2003                                              -
                                                                                       ====

<

>


                           THERMO ELECTRON CORPORATION

14.    Restructuring and Other Costs, Net (continued)

2002 Restructuring Plans
-------------------------------------------------------------------------------------------

Remaining Terminations at December 28, 2002                                             311

Terminations Occurring to Date in 2003                                                 (286)
Adjustment to Plan                                                                      (10)
                                                                                       ----

Remaining Terminations at September 27, 2003                                             15
                                                                                       ====

2003 Restructuring Plans
-------------------------------------------------------------------------------------------

Terminations Announced in 2003                                                          539
Terminations Occurring to Date in 2003                                                 (425)
                                                                                       ----

Remaining Terminations at September 27, 2003                                            114
                                                                                       ====

       The following table summarizes the cash components of the company's restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2003 statement of income have been summarized in the notes to the table.


                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

Pre-2000 Restructuring Plans
 Balance at December 28, 2002                   $    264          $      -          $      -          $      -          $    264
    Payments                                        (221)                -                 -                 -              (221)
                                                --------          --------          --------          --------          --------

 Balance at September 27, 2003                  $     43          $      -          $      -          $      -          $     43
                                                ========          ========          ========          ========          ========

2000 Restructuring Plans
 Balance at December 28, 2002                   $    426          $    233          $     65          $     80          $    804
    Reserves reversed (b)                            (93)                -               (68)              (75)             (236)
    Transfer to accrued pension costs (c)           (290)                -                 -                 -              (290)
    Payments                                         (76)             (140)                -                (5)             (221)
    Currency translation                              33                 -                 3                 -                36
                                                --------          --------          --------          --------          --------

 Balance at September 27, 2003                  $      -          $     93          $      -          $      -          $     93
                                                ========          ========          ========          ========          ========

2001 Restructuring Plans
 Balance at December 28, 2002                   $  5,605          $    417          $ 11,501          $  1,665          $ 19,188
    Costs incurred in 2003                           100               115             1,672               208             2,095
    Reserves reversed (b)                         (1,245)              (90)             (882)             (814)           (3,031)
    Payments                                      (2,083)             (413)           (6,058)             (618)           (9,172)
    Currency translation                             384                 -               428                14               826
                                                --------          --------          --------          --------          --------

 Balance at September 27, 2003                  $  2,761          $     29          $  6,661          $    455          $  9,906
                                                ========          ========          ========          ========          ========

<

>


                           THERMO ELECTRON CORPORATION

14.    Restructuring and Other Costs, Net (continued)

                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

2002 Restructuring Plans
 Balance at December 28, 2002                   $ 11,868          $    967          $  7,800          $    688          $ 21,323
    Costs incurred in 2003                         1,946             1,421               471             1,858             5,696
    Reserves reversed (b)                           (645)              (56)             (332)                -            (1,033)
    Payments                                     (10,610)           (2,008)           (3,731)           (2,475)          (18,824)
    Currency translation                             625                18               219               102               964
                                                --------          --------          --------          --------          --------

 Balance at September 27, 2003                  $  3,184          $    342          $  4,427          $    173          $  8,126
                                                ========          ========          ========          ========          ========

2003 Restructuring Plans
    Costs incurred in 2003 (d)                  $ 12,240          $    836          $  2,789          $  3,492          $ 19,357
    Reserves reversed (b)                           (414)                -              (819)             (263)           (1,496)
    Payments                                      (9,283)             (656)          (1,324)            (3,125)          (14,388)
    Currency translation                             178                 2                36                49               265
                                                --------          --------          --------          --------          --------

 Balance at September 27, 2003                  $  2,721          $    182          $    682          $    153          $  3,738
                                                ========          ========          ========          ========          ========

(a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b) Represents reductions in cost of plans as described in the discussion of restructuring actions by segment.
(c) Balance of accrued restructuring costs for severance from 2000 plans related to pension liability associated with employees terminated in 2000, which was transferred to accrued pension costs in 2003.
(d) Excludes net gains of $0.2 million, primarily from the sale of a product line, in the Life and Laboratory Sciences segment; net gains of $0.1 million, primarily from the sale of a building, offset by a writedown to disposal value of a business sold in October 2003, in the Measurement and Control segment; and noncash charges of $6.1 million, primarily from the writedown to disposal value of a product line sold in October 2003 and a building held for sale, in the Optical Technologies segment.

       The company expects to pay accrued restructuring costs as follows:
severance, employee-retention obligations, and other costs, which principally consist of cancellation/termination fees, primarily through 2004; and abandoned-facility payments, over lease terms expiring through 2012.

15.    Provision for Income Taxes

       The company reversed a tax valuation allowance in the second quarter of 2003 totaling $9.0 million, which reduced the company's income tax provision.
The valuation allowance related to foreign tax credit carryforwards that the company expects will more likely than not be used following tax planning actions undertaken during the second quarter.

16.    Discontinued Operations

       During the third quarter of 2003, the company had a gain on disposal of discontinued operations of $9.5 million. The company resolved several disputes and related claims in the quarter that it had retained following the sale of businesses in its discontinued operations. In connection with the resolution of these matters on favorable terms relative to the damages claimed and amount of established reserves, the company's pre-tax gain on disposal of the related businesses increased by $6.9 million. The company recorded a tax provision of $2.5 million on this gain. In addition, the company realized $5.1 million of additional tax benefits from the disposal of businesses sold prior to 2003, principally foreign tax credits.

<

>


                           THERMO ELECTRON CORPORATION

16.    Discontinued Operations (continued)

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

       The company intends to vigorously defend this matter. In the opinion of management, an unfavorable outcome could have a material adverse effect on the company's financial position as well as its results of operations and cash flows for a particular quarter or annual period.

Discontinued Operations

       The company's Thermo Coleman Corporation subsidiary was named a defendant in a lawsuit initiated by two former employees. The suit alleged, among other things, that Thermo Coleman violated the Federal False Claims Act in connection with the performance of a government contract. The complaint sought the award of treble damages in an unspecified amount, plus other penalties. Thermo Coleman sold its core business in 2000, but retained this litigation as a term of the sale. This matter was dismissed in October 2003 and in connection with a settlement agreement among the former employees, the company, and other defendants, the company agreed to make a payment of $450,000.

       The company's continuing and discontinued operations are defendants in a number of other pending legal proceedings incidental to present and former operations. The company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

18.    Subsequent Events

Divestitures

       In October 2003, the Measurement and Control segment sold its test and measurement business to SPX Corporation. Also in October 2003, the Optical
Technologies segment sold its molecular beam epitaxy (MBE) product line to Oxford Instruments PLC. Aggregate proceeds from these transactions were $23.8 million in cash, subject to post-closing adjustments. In the first nine months of 2003, the test and measurement business had revenues of $19.4 million and an operating loss of $0.9 million, including a $1.6 million writedown to estimated disposal value. In the first nine months of 2003, the MBE product line had revenues of $5.3 million and an operating loss of $6.0 million, including a writedown of $4.7 million to disposal value (Note 14).

Acquisitions

       In October 2003, the Measurement and Control segment acquired the electronic personal dosimetry business of Siemens plc for approximately $4.5 million in cash, subject to a post-closing adjustment.

       In November 2003, the Life and Laboratory Sciences segment acquired
Laboratory Management Services, Inc., a supplier of regulatory instrument and consulting services to the pharmaceutical and related industries, for $5 million in cash and up to $4 million of additional consideration through 2005 based on post-acquisition results of the acquired business. The purchase price is subject to a post-closing adjustment.

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

       (c) The company periodically evaluates goodwill for impairment using market comparables for similar businesses or forecasts of discounted future cash flows. Should the fair value of the company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary.

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

Results of Operations

       During the first quarter of 2003, the company transferred management responsibility for several businesses between segments as follows: (1) the compositional-metrology business was moved to the Life and Laboratory Sciences segment from the Optical Technologies segment; (2) the ultra-high vacuum systems and semiconductor testing businesses were moved to the Measurement and Control segment from the Optical Technologies segment; and (3) Thermo Euroglas was moved to the Life and Laboratory Sciences segment from the Measurement and Control segment. In addition to these changes, during the first quarter of 2003, the company began allocating certain costs to the business segments previously classified as corporate expenses based on the estimated extent to which the segment benefited from the cost. Allocated costs principally include e-commerce, global sourcing, and marketing as well as some legal, human resources, and information systems costs. Prior-period segment information has been conformed to reflect these changes.

<

>

                           THERMO ELECTRON CORPORATION

Third Quarter 2003 Compared With Third Quarter 2002
---------------------------------------------------

Continuing Operations

       Sales in the third quarter of 2003 were $497.1 million, a decrease of $20.1 million, or 4%, from the third quarter of 2002. The favorable effects of currency translation resulted in an increase in revenues of $20.2 million in 2003. Sales decreased $4.1 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $36.2 million, or 7%, primarily due to lower demand, as detailed below.

       Operating income was $42.4 million in the third quarter of 2003, compared with $44.9 million in the third quarter of 2002. Operating income in the third quarter of 2003 was reduced by additional charges associated with restructuring plans initiated prior to 2003, other restructuring actions initiated in 2003, and certain other costs, net (Note 14). Operating income in the third quarter of 2002 was reduced by charges associated with restructuring plans initiated during 2001 and 2002, and certain other costs, net. The restructuring and other items totaled $14.3 million and $6.9 million in 2003 and 2002, respectively, and are discussed by segment below. Operating income decreased primarily due to higher restructuring and other costs, net, in 2003, offset by a lower cost base following recent restructuring actions. Among the factors contributing to a lower cost base is lower spending for selling, general and administrative expenses, which decreased 4% to $134.3 million in the third quarter of 2003, primarily due to cost reduction measures including facility consolidations. In addition, spending on research and development activities declined 7% to $34.9 million in the third quarter of 2003. The company has focused its spending on those projects with the highest estimated returns and expects to continue spending on research and development at an annual rate of 7% - 7.5% of revenues for at least the near term.

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions are recorded when incurred. Further actions were initiated in the first nine months of 2003. The company expects to incur an additional $8 - $10 million of restructuring costs through the remainder of 2003 and in 2004 for charges associated with these actions that cannot be recorded until incurred and for new actions being undertaken in the fourth quarter of 2003. The company believes that restructuring actions undertaken in 2002 and the first half of 2003 will be substantially completed in 2003 and that the actions undertaken in the second half of 2003 will be substantially completed in 2004.

Life and Laboratory Sciences
----------------------------

       Sales in the Life and Laboratory Sciences segment increased $1.4 million to $301.5 million in the third quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $13.7 million in 2003. Sales decreased $2.9 million due to product line divestitures. In addition to the changes in revenue resulting from currency translation and divestitures, revenues decreased $9.4 million, or 3%, primarily due to lower demand. A $16.7 million decrease in sales of instrumentation and scientific equipment, principally due to a downturn in demand from industrial markets, was offset in part by increased revenues from the segment's other products including clinical diagnostic and laboratory informatics tools. The company believes that the economic downturn in the manufacturing sector has affected the buying patterns of industrial customers, resulting in lower expenditures on capital spending.

       Operating income margin increased to 14.5% in the third quarter of 2003 from 14.3% in the third quarter of 2002. (Operating income margin is operating income divided by revenues.) Operating income margin was affected by restructuring and other costs, net, of $4.9 million and $3.5 million in 2003 and 2002, respectively. The improved margin resulted from cost savings from material sourcing and facility consolidations and, to a lesser extent, a $1.6 million improvement in operating income at a small business unit that had a loss in 2002. These improvements were offset in part by $1.4 million of higher restructuring and other costs and, to a lesser extent, higher marketing and selling expenses due to several key commercial initiatives. The segment's commercial initiatives include key customer account management, increased advertising for a branding transition, and establishment of divisional call centers.

<

>

                           THERMO ELECTRON CORPORATION

Third Quarter 2003 Compared With Third Quarter 2002 (continued)
---------------------------------------------------

       In the third quarter of 2003, the segment recorded restructuring and other costs, net, of $4.9 million, substantially all of which were cash costs, primarily for severance, employee retention, abandoned facilities, and relocation expenses at businesses being consolidated (Note 14). Restructuring and other costs, net, in 2002 included $2.7 million of cash costs, primarily for severance, abandoned facilities, and relocation expenses at businesses being consolidated. In addition, the segment recorded charges to cost of revenues of $0.4 million for discontinued product lines and the sale of inventories revalued at the date of acquisition, and $0.4 million of other charges, primarily for asset writedowns associated with facility consolidations.

Measurement and Control
-----------------------

       Sales in the Measurement and Control segment decreased $8.5 million, or 5%, to $146.7 million in the third quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $5.5 million in 2003. Sales decreased $1.2 million due to divestitures, net of an acquisition.
In addition to the changes in revenue resulting from currency translation, divestitures, and an acquisition, revenues decreased $12.8 million, or 8%, primarily due to weaker demand. The decrease in sales occurred primarily due to weaker demand in the process instruments and control technologies businesses, which had revenue declines approximately equal to one another. The weaker demand was primarily due to the continuing slowdown in the semiconductor and other industrial markets that has adversely affected customers in some of the segment's businesses. The decrease in revenues was offset in part by slightly higher revenues from the segment's environmental instruments business, primarily due to increased sales of equipment used in homeland security. The company expects that the inclusion of $26.8 million of revenues in the fourth quarter of 2002 from the sale of explosives-detection equipment under a single order from the U.S. government and a continuing downturn in some markets served by the segment will unfavorably affect the segment's revenue comparisons with corresponding prior-year periods through at least the fourth quarter of 2003. A prolonged downturn could adversely affect the realizability of the segment's assets, which may result in charges for impairment. As of September 27, 2003, the segment's goodwill totaled $419 million.

       Operating income margin increased to 7.4% in the third quarter of 2003 from 5.6% in the third quarter of 2002. Operating income margin was affected by restructuring and other costs, net, of $2.7 million in 2003 and $5.6 million in 2002. The increase in the segment's operating income margin was due to $2.9 million of lower restructuring and other costs, net, and a reduction in operating costs following restructuring actions in 2002 and 2003, offset in part by the effect on operating income margin of lower revenues.

       In the third quarter of 2003, the segment recorded restructuring and other costs, net, of $2.7 million, all of which were cash costs, primarily for severance, abandoned facilities, and relocation expenses at businesses being consolidated (Note 14). Restructuring and other costs, net, in 2002 included cash costs of $10.4 million, principally for severance, abandoned facilities, relocation, and other costs of facility consolidations. The segment also recorded charges to cost of revenues of $1.3 million for the sale of inventory revalued at the date of acquisition. These costs were offset by $6.1 million of net gains, primarily on the sales of businesses, principally the July 2002 sale of Thermo BLH and Thermo Nobel.

Optical Technologies
--------------------

       Sales in the Optical Technologies segment decreased $12.8 million, or 20%, to $52.1 million in the third quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $1.0 million in 2003. In addition to the change in revenue resulting from currency translation, revenues decreased $13.8 million, or 21%, primarily due to weaker demand. The weaker demand was primarily due to the continuing slowdown in the semiconductor and other industrial markets that has adversely affected the segment's customers. These industries are highly cyclical and have experienced downturns that began in 2001. Research funding for the scientific laser market has also remained slow and this, together with the downturn in industrial markets, has heightened competition in sales to academic and research customers. During the

<

>


                           THERMO ELECTRON CORPORATION

Third Quarter 2003 Compared With Third Quarter 2002 (continued)
---------------------------------------------------

first nine months of 2003, the segment's backlog decreased 4% to $53.3 million.
The company expects that the slowdowns in semiconductor and other industrial markets will continue to result in unfavorable revenue comparisons with corresponding prior-year periods through at least the fourth quarter of 2003. A prolonged downturn could adversely affect the realizability of the segment's assets, which may result in charges for impairment. As of September 27, 2003, the segment's goodwill totaled $122 million.

       Operating income margin was negative 10.3% in the third quarter of 2003, compared with 0.4% in the third quarter of 2002. Operating income margin was affected by restructuring and other costs, net, of $5.8 million in 2003 and restructuring and other income, net, of $1.0 million in 2002. The decrease in the segment's operating income margin was due to higher restructuring and other costs, offset in part by lower operating costs following restructuring actions in 2002 and 2003.

       In the third quarter of 2003, the segment recorded $5.8 million of restructuring and other costs, net. These costs included a charge of $4.7 million for the writedown of a noncore product line that was sold in October
2003. In addition, the segment recorded cash costs of $0.8 million, principally for abandoned facilities and severance costs at businesses being consolidated.
These charges are net of a gain of $0.3 million from favorable negotiations concerning leases for abandoned equipment. The segment also recorded asset writedowns of $0.3 million for abandoned assets (Note 14). In connection with the sale of a noncore product line in October 2003, discussed above, the segment abandoned a manufacturing facility in the U.K. and expects to record a related charge in the fourth quarter of 2003 of approximately $2 million for future lease obligations. Restructuring and other income, net, in 2002 included the reversal of $0.6 million of severance reserves previously established in 2001 that were ultimately not required due to attrition and $0.5 million of proceeds from the disposal of assets that were previously written down, offset by a $0.1 million loss on the sale of a small business unit.

Other Income, Net
-----------------

       The company reported other income, net, of $10.0 million and $11.8 million in the third quarter of 2003 and 2002, respectively (Note 5). Other income, net, includes interest income, interest expense, gain on investments, net, equity in earnings of unconsolidated subsidiaries, and other items, net.
Interest income decreased to $2.9 million in 2003 from $11.2 million in 2002, primarily due to lower invested cash balances following the repurchase and redemption of company securities, the payment of short-term notes payable, and, to a lesser extent, lower prevailing interest rates. The company expects that the lower short-term market interest rates existing in 2003 will continue to adversely affect the yield it earns as maturing investments originally invested at higher rates are reinvested at current lower market rates. Following redemptions of convertible debentures in April and July 2003 (Note 13) and the repurchase of $84.1 million of the company's debt and equity securities in the first nine months of 2003, lower invested cash will also contribute to an expected reduction in interest income. Interest expense decreased to $3.6 million in 2003 from $8.9 million in 2002 as a result of the redemption, maturity, and repurchase of debentures, offset in part by interest on borrowings under securities-lending arrangements.

       During 2003 and 2002, the company had gains on investments, net, of $12.6 million and $9.4 million, respectively. The gains included $10.3 million in 2003 from the sale of shares of Thoratec Corporation, and $6.6 million in 2002 from the sale of shares of FLIR Systems, Inc. Of the total gain from the sale of FLIR shares, $2.3 million represents a recovery of amounts written down in prior years. At September 27, 2003, the company owns 6.7 million shares of Thoratec common stock with a fair market value of $108 million and no longer owns shares of FLIR. In addition, during the third quarter of 2003, the company redeemed debentures, resulting in a charge of $1.0 million (Note 13).

<

>

                           THERMO ELECTRON CORPORATION

Third Quarter 2003 Compared With Third Quarter 2002 (continued)
---------------------------------------------------

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 25.6% and 31.1% in the third quarter of 2003 and 2002, respectively. The effective tax rate for the third quarter of 2003 includes a reduction of 2.0% to adjust the year-to-date rate to the expected rate for the full year before the effect of the reversal of $9.0 million of valuation allowance (Note 15). The effective tax rate decreased in 2003 primarily due to the full-year impact on the 2003 effective tax rate from a reorganization of the company's subsidiaries in several European countries throughout 2002 that resulted in a more tax-efficient corporate structure. In addition, the company reduced the estimate of its effective tax rate in 2003 based on tax planning, including repatriation of cash from non-U.S.
subsidiaries, resulting in foreign tax credits.

Contingent Liabilities
----------------------

       The company is contingently liable with respect to certain lawsuits. An unfavorable outcome in the matter described in Note 17 could materially affect the company's financial position as well as its results of operations and cash flows for a particular quarterly or annual period.

Income from Continuing Operations
---------------------------------

       Income from continuing operations was flat at $39.0 million in the third quarter of 2003 and 2002, respectively. Results in both periods were affected by restructuring, gains on the sale of Thoratec and FLIR shares, and other items, discussed above.

Discontinued Operations

       During the third quarter of 2003, the company had a gain on disposal of discontinued operations of $9.5 million. The company resolved several disputes and related claims in the quarter that it had retained following the sale of businesses in its discontinued operations. In connection with the resolution of these matters on favorable terms relative to the damages claimed and amount of established reserves, the company's pre-tax gain on disposal of the related businesses increased by $6.9 million. The company recorded a tax provision of $2.5 million on this gain. In addition, the company realized $5.1 million of additional tax benefits from the disposal of businesses sold prior to 2003, principally foreign tax credits.

First Nine Months 2003 Compared With First Nine Months 2002
-----------------------------------------------------------

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

<

>

                           THERMO ELECTRON CORPORATION

First Nine Months 2003 Compared With First Nine Months 2002 (continued)
-----------------------------------------------------------

Continuing Operations

       Sales in the first nine months of 2003 were $1.514 billion, a decrease of $3.9 million from the first nine months of 2002. The favorable effects of currency translation resulted in an increase in revenues of $82.7 million in 2003. Sales decreased $4.1 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $82.5 million, or 6%, primarily due to lower demand, as detailed below.

       Operating income was $130.0 million in the first nine months of 2003, compared with $116.8 million in the first nine months of 2002. Operating income in the first nine months of 2003 was reduced by additional charges associated with restructuring plans initiated prior to 2003, other restructuring actions initiated in 2003, and certain other costs, net (Note 14). Operating income in the first nine months of 2002 was reduced by charges associated with restructuring plans initiated during 2001 and 2002, and certain other costs, net. The restructuring and other items totaled $27.2 million and $30.8 million in 2003 and 2002, respectively, and are discussed by segment below. Operating income increased primarily due to a lower cost base following recent restructuring actions and, to a lesser extent, lower restructuring and other costs, net, in 2003. Among the actions contributing to a lower cost base is lower spending on research and development activities, which decreased 6% to $109.4 million in the first nine months of 2003 as the company focuses on those projects with the highest estimated returns.

Life and Laboratory Sciences
----------------------------

       Sales in the Life and Laboratory Sciences segment increased $43.2 million, or 5%, to $914.7 million in the first nine months of 2003. The favorable effects of currency translation resulted in an increase in revenues of $59.1 million in 2003. Sales decreased $9.0 million due to product line divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $6.9 million, or 1%. An $18.1 million decrease in sales of instrumentation and scientific equipment, principally due to a downturn in demand from industrial markets, was offset in part by increased sales of the segment's other products including clinical diagnostic and laboratory informatics tools.

       Operating income margin decreased to 13.8% in the first nine months of 2003 from 14.4% in the first nine months of 2002. Operating income margin was affected by restructuring and other costs, net, of $11.4 million and $7.1 million in 2003 and 2002, respectively. In addition to the increase in restructuring and other costs in 2003, the decrease in operating income margin resulted from higher marketing and selling expenses due to several key commercial initiatives. The segment's commercial initiatives include key customer account management, increased advertising costs for a branding transition, and establishment of divisional call centers.

       In the first nine months of 2003, the segment recorded restructuring and other costs, net, of $11.4 million, including $11.5 million of cash costs, primarily for severance, abandoned facilities, employee retention, and relocation expenses at businesses being consolidated. In addition, the segment recorded a charge of $0.4 million to write down the carrying value of a building held for sale to net realizable value, offset by $0.5 million of net gains, primarily from the sale of a product line (Note 14). Restructuring and other costs, net, in 2002 included $6.4 million of cash costs, primarily for severance and employee retention at businesses being consolidated and charges to costs of revenue of $1.2 million for discontinued product lines and the sale of inventories revalued at the date of acquisition. In addition, the segment wrote down $0.4 million of fixed assets and realized a net gain of $0.9 million on the sale of a product line, two small business units, and a building.

<

>

                           THERMO ELECTRON CORPORATION

First Nine Months 2003 Compared With First Nine Months 2002 (continued)
-----------------------------------------------------------

Measurement and Control
-----------------------

       Sales in the Measurement and Control segment decreased $7.4 million, or 2%, to $453.0 million in the first nine months of 2003. The favorable effects of currency translation resulted in an increase in revenues of $21.6 million in 2003. Sales increased $6.4 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $35.4 million, or 8%, primarily due to weaker demand. The weaker demand was primarily due to economic conditions facing customers, particularly in the process instruments business where approximately 60% of the decrease occurred. The decrease in sales was offset in part by higher revenues from equipment used in homeland security.

       Operating income margin decreased to 7.7% in the first nine months of 2003 from 7.8% in the first nine months of 2002. Operating income margin was affected by restructuring and other costs, net, of $6.1 million and $6.5 million in 2003 and 2002, respectively. The decrease in operating income margin resulted primarily from the effect of lower revenues, offset in part by cost reduction measures following restructuring actions in 2002 and 2003 and, to a lesser extent, $0.4 million of lower restructuring and other costs, net.

       In the first nine months of 2003, the segment recorded restructuring and other costs, net, of $6.1 million, including cash costs of $6.2 million, principally for severance, abandoned facilities, employee retention, and relocation expenses at businesses being consolidated. In addition, the segment recorded charges of $2.0 million, primarily for the writedown of goodwill in the test and measurement business to reduce the carrying value to estimated disposal value, and for the writedown of assets at facilities being consolidated, offset by a gain of $2.1 million on the sale of a building (Note 14). Restructuring and other costs, net, in 2002 included $13.7 million of cash costs principally for severance and abandoned facilities, and net gains totaling $8.5 million from the sale of businesses, including Thermo BLH and Thermo Nobel, the favorable resolution of a dispute on a business sold in 2000 and the sale of two small business units and a building. In addition, the segment recorded charges to cost of revenues of $1.3 million for the sale of inventory revalued at the date of acquisition.

Optical Technologies
--------------------

       Sales in the Optical Technologies segment decreased $39.7 million to $154.9 million in the first nine months of 2003. The favorable effects of currency translation resulted in an increase in revenues of $2.0 million in 2003. Sales decreased $1.5 million as a result of a divestiture. In addition to the changes in revenue resulting from currency translation and a divestiture, revenues decreased $40.2 million, or 21% (22% excluding the effect of the adoption of EITF No. 00-21) primarily due to weaker demand. The weaker demand was primarily due to the severe slowdown in the semiconductor and other industrial markets that has adversely affected customers in the segment's businesses. These industries are highly cyclical and have experienced downturns that began in 2001.

       Operating income margin was negative 7.0% in the first nine months of 2003, compared with negative 11.9% in the first nine months of 2002. Operating income margin was affected by restructuring and other costs, net, of $7.4 million and $18.3 million in 2003 and 2002, respectively. The decrease in the segment's operating loss was principally due to lower restructuring and other costs and, to a lesser extent, cost reduction and productivity measures undertaken in 2002 and the suspension of telecommunications activities in the second quarter of 2002. These improvements were offset in part by the impact of lower revenues.

       In the first nine months of 2003, the segment recorded $7.4 million of restructuring and other costs, net. These costs included a charge of $4.7 million for the writedown of a noncore product line that was sold in October
2003. In addition, the segment recorded cash costs of $2.2 million, principally for severance, abandoned facilities, and employee retention at businesses being consolidated. In addition, the segment recorded a charge of $1.0 million for the writedown of a facility held for sale to estimated disposal value, and writedowns of $0.5 million for abandoned assets, net of recoveries. These

<

>

                           THERMO ELECTRON CORPORATION

First Nine Months 2003 Compared With First Nine Months 2002 (continued)
-----------------------------------------------------------

charges were offset by a gain of $1.0 million for the reversal of contract cancellation fees that were disputed and ultimately not required and the favorable settlement of abandoned equipment lease obligations (Note 14).
Restructuring and other costs, net, in 2002 included $11.1 million of cash costs principally for severance and abandoned-equipment leases associated with suspended telecom initiatives. The cash costs also included $0.7 million for the settlement of litigation. In addition, this segment wrote off assets totaling
$5.7 million, including $5.5 million of abandoned fixed assets and $0.2 million of goodwill at a business held for sale. This segment also recorded a charge of $0.8 million resulting from employee options to purchase shares of Spectra-
Physics becoming options to purchase shares of Thermo Electron following the acquisition of the minority interest in this business in February 2002. During the first nine months of 2002, the segment also recorded $0.7 million of charges to cost of revenues for discontinued product lines.

Other Income, Net
-----------------

       The company reported other income, net, of $28.1 million and $110.0 million in the first nine months of 2003 and 2002, respectively (Note 5).
Interest income decreased to $17.7 million in 2003 from $38.2 million in 2002, primarily due to lower invested cash balances following the repurchase and redemption of company securities, the payment of short-term notes payable, and, to a lesser extent, lower prevailing interest rates. Interest expense decreased to $15.9 million in 2003 from $32.6 million in 2002 as a result of the redemption, maturity, and repurchase of debentures, as well as entering into interest-rate swap arrangements, offset in part by interest on borrowings under securities-lending arrangements.

       During 2003 and 2002, the company had gains on investments, net, of $28.6 million and $103.4 million, respectively. The gains included $10.3 million in 2003 from the sale of shares of Thoratec and $13.7 million and $94.5 million in 2003 and 2002, respectively, from the sale of shares of FLIR. Of the total gain from the sale of FLIR shares, $3.9 million and $25.5 million in 2003 and 2002, respectively, represent a recovery of amounts written down in prior years. The company recorded income from equity in earnings of unconsolidated subsidiaries of $2.2 million in 2002, primarily related to the investment in FLIR. Following the first quarter of 2002, the company discontinued reporting its share of FLIR's earnings. In addition, the company repurchased and redeemed debentures, resulting in charges of $1.0 million during the first nine months of 2003 and 2002, respectively.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 21.8% and 33.0% in the first nine months of 2003 and 2002, respectively. The effective tax rate decreased in 2003 primarily due to $9.0 million of tax benefit from the reversal of a valuation allowance due to expected utilization of foreign tax credit carryforwards (Note
15). This tax benefit reduced the company's 2003 effective tax rate by 5.8%. The decrease was also due in part to the full-year impact on the 2003 effective tax rate from a reorganization of the company's subsidiaries in several European countries throughout 2002 that resulted in a more tax-efficient corporate structure and from a decrease in 2003 of gains from the sale of investment securities. In addition, the company reduced the estimate of its effective tax rate in 2003 based on tax planning including repatriation of cash from non-U.S.
subsidiaries, resulting in foreign tax credits.

Minority Interest Income
------------------------

       Minority interest income of $0.3 million in the first nine months of 2002 represents minority shareholders' allocable share of losses at Spectra-Physics through the date on which the company acquired the minority interest in this subsidiary in February 2002.

<

>

                           THERMO ELECTRON CORPORATION

First Nine Months 2003 Compared With First Nine Months 2002 (continued)
-----------------------------------------------------------

Income from Continuing Operations
---------------------------------

       Income from continuing operations was $123.5 million in the first nine months of 2003, compared with $152.2 million in the first nine months of 2002.
Results in both periods were affected by restructuring, gains on the sale of Thoratec and FLIR shares, and other items, discussed above.

Discontinued Operations

       During the first quarter of 2003, the company recorded an after-tax gain on disposal of discontinued operations of $5.0 million, resulting primarily from the sale of the last remaining business in discontinued operations, Peter
Brotherhood Ltd., and a favorable post-closing adjustment resulting from the 2002 sale of its Trophy Radiologie business.

       During the third quarter of 2003, the company had a gain on disposal of discontinued operations of $9.5 million. The company resolved several disputes and related claims in the quarter that it had retained following the sale of businesses in its discontinued operations. In connection with the resolution of these matters on favorable terms relative to the damages claimed and amount of established reserves, the company's pre-tax gain on disposal of the related businesses increased by $6.9 million. The company recorded a tax provision of $2.5 million on this gain. In addition, the company realized $5.1 million of additional tax benefits from the disposal of businesses sold prior to 2003, principally foreign tax credits.

       In February 2002, the company's discontinued operations sold 6.9 million shares of Thoratec stock for net proceeds of $104 million and realized an after-tax gain of $38.4 million. As a result of new tax regulations concerning deductible losses from divested businesses, the company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $19.0 million in the first six months of 2002. In addition, the company sold the last remaining component of its former power-generation business and realized a gain from the disposition totaling
$13.0 million, primarily for previously unrecognized tax benefits that were realized upon the sale.

Liquidity and Capital Resources

First Nine Months 2003
----------------------

       Consolidated working capital was $703.5 million at September 27, 2003, compared with $667.8 million at December 28, 2002. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $393.4 million at September 27, 2003, compared with $875.5 million at December
28, 2002. This decrease was due to cash of $697.8 million used in financing activities, offset in part by cash provided by operating and investing activities, as discussed below.

       Cash provided by operating activities was $102.8 million during the first nine months of 2003, including $108.8 million provided by continuing operations and $6.0 million used by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $27.8 million, net of taxes, in the first nine months of 2003. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $25.2 million, including $11.7 million of accrued payroll and employee benefits due to the timing of payments and $11.4 million for accrued income taxes. The use of cash of $6.0 million for discontinued operations was principally due to the payment of liabilities, including settlement of litigation and lease payments on abandoned facilities.

<

>

                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $21.9 million for restructuring costs at September 27, 2003. The company expects to pay approximately $10.1 million of this amount for severance, employee retention, and other costs primarily through 2004. The balance of $11.8 million will be paid for lease obligations over the remaining terms of the leases, with approximately three-quarters to be paid through 2004 and the remainder through 2012. In addition, at September 27, 2003, the company had accrued $6.4 million for acquisition expenses. Accrued acquisition expenses included $0.2 million of severance and relocation obligations, which the company expects to pay primarily through 2003. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During the first nine months of 2003, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant, equipment, and collection of a note receivable. The company's continuing operations expended $31.4 million for purchases of property, plant, and equipment, and received proceeds from dispositions of $6.3 million. In April and June 2003, the company received aggregate cash payments of $75.6 million, including $69.1 million of principal payments, plus interest, from Trimble Navigation Limited as complete and early payment of Trimble's note to the company. In addition, the company expended $3.1 million, net of cash acquired, for product line acquisitions (Note 2). In
October 2003, the company sold a business and a product line for aggregate proceeds of $23.8 million in cash. In October and November 2003, the company acquired two businesses for $9.5 million in cash (Note 18).

       The company's financing activities used $697.8 million of cash during the first nine months of 2003, including $694.1 million for continuing operations.
During the first nine months of 2003, the company's continuing operations expended $375.6 million to reduce short-term notes payable. The company's continuing operations received net proceeds of $35.5 million from the exercise of employee stock options. During the first nine months of 2003, the company expended $352.2 million to redeem and repurchase its debt securities (Note 13) and repurchase its equity securities, of which $53.7 million was used to repurchase 2.8 million shares of the company's common stock. As of September 27, 2003, the company had approximately $77.4 million remaining under Board of Directors' authorizations to repurchase its own securities. The repurchases and redemptions of debt have been made with the objective of reducing interest costs.

       The company has no material commitments for purchases of property, plant, and equipment and expects that for all of 2003, such expenditures will approximate $45 - $50 million. The company's contractual obligations and other commercial commitments did not change materially between December 28, 2002 and September 27, 2003.

       The company has reached an agreement to acquire Jouan SA (Note 2) for
110.9 million euros and the assumption of approximately 7.1 million euros of consolidated net debt. Completion of the acquisition is subject to various regulatory approvals and is expected to occur before the end of 2003. The company expects to finance the acquisition with existing cash balances and, if necessary, borrowings under its revolving credit facility.

       The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under credit facilities are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Nine Months 2002
----------------------

       Cash used by operating activities was $1.3 million during the first nine months of 2002, including $52.3 million provided by continuing operations and $53.6 million used by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $50.0 million, net of taxes, in the first nine months of 2002. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $20.3 million, including $11.4 million of accrued payroll and employee benefits due to timing of payments, and $8.8 million of accrued interest, principally due

<

>

                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

to a debt redemption. The company's cash flow from continuing operations in the first nine months of 2002 was reduced by income tax payments of approximately
$34 million related to gains from the sale of investments. The use of cash of $53.6 million from discontinued operations was principally due to the payment of liabilities, including the settlement of litigation.

       During the first nine months of 2002, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the sale of other investments, acquisitions, the collection of notes receivable, the purchase of shares of a majority-owned subsidiary, and the purchase of property, plant, and equipment. The company's continuing operations received proceeds of $65.3 million from the sale of other investments, principally shares of FLIR. In addition, the company's continuing operations expended $78.3 million for acquisitions, $22.1 million to purchase the remaining minority-owned shares of its Spectra-Physics subsidiary, and $36.2 million for purchases of property, plant, and equipment. The company's continuing operations collected $74.0 million from notes receivable, principally the repayment of Viasys Healthcare Inc.'s $33.4 million principal amount note in May 2002 and repayments from Trimble in March 2002. During the first nine months of 2002, investing activities of the company's discontinued operations provided
$106.0 million of cash, primarily representing proceeds of $105 million from the sale of Thoratec common stock.

       The company's financing activities used $459.9 million of cash during the first nine months of 2002, substantially all for continuing operations. During the first nine months of 2002, the company's continuing operations expended
$456.3 million to redeem all of its outstanding 4 1/4% and 4 5/8% subordinated convertible debentures due 2003 and expended $5.8 million for repayments of other long-term obligations. The redemption price was 100% of the principal amount of the debentures, plus accrued interest. The company increased short-term notes payable by $276.5 million, primarily to partially fund the debt redemption. During the first nine months of 2002, the company's continuing operations received net proceeds of $15.0 million from the exercise of employee stock options and expended $292.7 million to repurchase its securities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The company's exposure to market risk from changes in interest rates, currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2002.

Item 4 - Controls and Procedures
--------------------------------

       The company's management, with the participation of the company's chief executive officer and chief financial officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) as of September 27, 2003. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that, as of September 27, 2003, the company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

       There have been no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 27, 2003 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

       We sell our products and services to a number of companies that operate in cyclical industries, which would adversely affect our results of operations when those industries experience a downturn. The growth and profitability of some of our businesses depend in part on sales to industries that are subject to cyclical downturns and are experiencing slowing trends. For example, our Optical
Technologies segment depends in part on sales to the semiconductor industry and our Measurement and Control segment depends in part on sales to the cement industry. A continued slowdown in these industries would adversely affect sales by these segments, which in turn would adversely affect our revenues and results of operations.

       Our business is adversely impacted by the continuing general economic slowdown and related uncertainties affecting markets in which we operate.
Continuing adverse economic conditions could adversely impact our business, resulting in:
       - reduced demand for some of our products;
       - increased risk of excess and obsolete inventories;
       - increased pressure on the prices for our products and services; and
       - greater difficulty in collecting accounts receivable.

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

       Our results could be impacted if we are unable to realize potential future savings from new sourcing initiatives. As part of our corporate consolidation over the past two years, we have undertaken significant cost-savings initiatives relating to sourcing materials and services purchased by us throughout our businesses. While we anticipate continued significant savings from additional sourcing initiatives, future savings opportunities may be fewer and smaller in size, and may be more difficult to achieve.

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

       It may be difficult for us to implement our strategies for improving internal growth. Some of the markets in which we compete have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:
       - finding new markets for our products and expanding our service offerings;
       - developing new applications for our technologies;
       - combining sales and marketing operations in appropriate markets to compete more effectively;
       - funding research and development;
       - commencing key customer initiatives;
       - strengthening our presence in selected geographic markets; and
       - developing commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our breadth in product offerings.

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

       We have acquired several companies and businesses; as a result we have recorded significant goodwill on our balance sheet, which we must continually evaluate for potential impairment. We have acquired significant intangible assets, including approximately $1.4 billion of goodwill that we have recorded on our balance sheet as of September 27, 2003. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on page immediately preceding exhibits.

(b)    Report on Form 8-K

       On July 23, 2003, the company furnished a Current Report on Form 8-K with respect to the company's financial results for the quarter ended June 28, 2003.

<

>

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 2003.

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

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number       Description
--------------------------------------------------------------------------------

 31.1        Certification of Chief Executive Officer required by Exchange Act
             Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2        Certification of Chief Financial Officer required by Exchange Act
             Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1        Certification of Chief Executive Officer required by Exchange Act
             Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 32.2        Certification of Chief Financial Officer required by Exchange Act
             Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


*Certification is not deemed "filed" for purposes of Section 18 of the Exchange
 Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

<

>