Form 10-K
period 2003-12-31
THERMO ELECTRON CORP
filed 2004-03-02
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

As of June 27, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $3,541,484,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 27, 2003).

As of January 30, 2004, the Registrant had 165,628,053 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Electron Corporation's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

                           THERMO ELECTRON CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                                           Page
                                                                                                                           ----
                                     PART I

Item 1.      Business                                                                                                        3

Item 2.      Properties                                                                                                     12

Item 3.      Legal Proceedings                                                                                              12

Item 4.      Submission of Matters to a Vote of Security Holders                                                            12

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters                                      13

Item 6.      Selected Financial Data                                                                                        14

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                          15

             Forward-looking Statements                                                                                     32

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                                     35

Item 8.      Financial Statements and Supplementary Data                                                                    36

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                          37

Item 9A.     Controls and Procedures                                                                                        37

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                                                             38

Item 11.     Executive Compensation                                                                                         38

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                 38

Item 13.     Certain Relationships and Related Transactions                                                                 38

Item 14.     Principal Accountant Fees and Services                                                                         38

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                               39



<

>


                                     PART I
Item 1.    Business

General Development of Business

       Thermo Electron Corporation (also referred to in this document as "Thermo Electron," "we," the "company," or the "registrant") is a world leader in high-tech instruments. The company helps life science, laboratory, and industrial customers advance scientific knowledge, enable drug discovery, improve manufacturing processes, and protect people and the environment with instruments, scientific equipment, services, and software solutions. The company's powerful technologies help researchers make discoveries that will fight disease or prolong life. They automatically monitor and control online production to ensure the quality and safety of raw materials as well as the end products. And they are critical components embedded as enabling technologies within scientific and industrial devices.

       In the late 1980s, Thermo Electron adopted a strategy of spinning out certain businesses into separate public subsidiaries in which we kept a majority ownership. By 1997, we had spun out 22 public entities serving many diverse markets. To simplify our structure, we announced in January 2000 a major reorganization that ultimately resulted in taking private all of our public subsidiaries, selling noncore businesses, and spinning off our paper recycling and medical products businesses. As part of the reorganization, we divested of businesses with aggregate annual revenues of approximately $2 billion. This reorganization was substantially completed in February 2002, when we took private Spectra-Physics, Inc., our last publicly traded subsidiary. The businesses spun off and sold as part of our reorganization have been accounted for as discontinued operations (see "Business Segments and Products"). The company's continuing operations are comprised solely of its instrument businesses. During the first quarter of 2003, the company sold its last remaining business in discontinued operations. Except where indicated, the information presented in this report pertains to our continuing operations.

       Our strategy going forward is to focus on internal growth by pursuing developments in the markets that we serve that have potential for high growth. Our strategy is also to continue to improve productivity, enabling us to better serve our customers with improved products, technologies, and complete integrated systems and services. In addition, we plan to augment that growth with strategic acquisitions that expand the reach of our technology by either rounding out our product lines or bringing them to new markets.

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

<

>



Business Segments and Products

       We report our business in three principal segments: Life and Laboratory Sciences, Measurement and Control, and Optical Technologies.

       During 2003, the company transferred management responsibility and the related financial reporting and monitoring for several small business units between segments as follows: (1) the compositional-metrology business was moved to the Life and Laboratory Sciences segment from the Optical Technologies segment; (2) the ultra-high-vacuum systems and semiconductor-testing businesses were moved to the Measurement and Control segment from the Optical Technologies segment; and (3) the organic elemental analysis business was moved to the Life and Laboratory Sciences segment from the Measurement and Control segment. The company has historically moved a business unit between segments when a shift in strategic focus of either the business unit or a segment more closely aligns the business unit with a segment different than that in which it had previously been reported. Prior-period segment information has been conformed to reflect these changes.

Life and Laboratory Sciences

       We serve the pharmaceutical, biotechnology, academic, and other research and industrial laboratory markets, as well as the clinical laboratory and healthcare industries, through our Life and Laboratory Sciences segment. During 2003, this segment was organized as four divisions: Bioscience Technologies, Scientific Instruments, Informatics and Services, and Clinical Diagnostics.

       Bioscience Technologies encompasses a broad range of instruments, consumables, and robotic systems such as microplate-based handling and reading equipment; polymerase chain reaction (PCR) thermal cyclers for deoxyribonucleic acid (DNA) amplification; magnetic particle-based molecular separation instruments; laboratory automation, software, and instruments; and single nucleotide polymorphism (SNP) scoring systems. Consumables include reagents, microtiter plates, liquid-handling pipettes, and pipette tips. Robotic systems include individual microplate movers and other instrumentation combined with sophisticated integration software to produce application-specific workstations. These products are used primarily by pharmaceutical companies for drug discovery and development, testing, and quality control, and by biotechnology companies and universities for life science research to help fight disease and prolong life. These products are typically used on the "front end" of multi-instrument systems, to prepare and handle samples prior to the samples being loaded into other advanced instruments.

       This division also includes a range of scientific equipment used for the preparation and preservation of chemical and biological samples, principally in research settings for pharmaceutical, academic, and government customers. The division's products are also used to capture and preserve samples in clinical laboratories and blood banks. Products include cell culture incubators, ultralow-temperature freezers, a full range of centrifuges (from microcentrifuges to floor models), centrifugal vacuum concentrators, biological safety cabinets, cryopreservation storage tanks, laboratory freeze-dryers, baths, and ovens.

       On December 31, 2003, we broadened our sample preparation business with the acquisition of Jouan SA. Jouan, headquartered in France, is a global supplier of instruments and equipment used primarily by life science researchers in academic, pharmaceutical, biotech, and clinical markets to prepare and preserve samples. Jouan products include a broad range of centrifuges, laminar flow and safety cabinets, ultra-low freezers, and incubators. Jouan had revenues of approximately $94 million in 2003. Having completed the acquisition of Jouan at the close of business on the last day of the company's fiscal year, Jouan's results of operations for 2003 have not been included in the company's results.

       Scientific Instruments brings together the company's core offering of instrumentation for laboratory and industrial settings, along with the automation, accessories, consumables, software, spectral reference databases, and services, to provide a complete solution.

       In the life sciences arena, we offer ion trap, quadrupole, and hybrid mass spectrometers (MSs), liquid chromatographs (LCs) and columns, and hyphenated multi-instrument combinations of these products as integrated solutions (LC-MS). These systems are tailored to meet the rigorous demands of lab professionals in applications such as drug discovery, life science research, and analytical quantitation.

<

>


       A significant and growing application for these instruments is proteomics, the study of proteins. Most drugs - about 90 percent - interact with proteins, so multi-instrument systems that can rapidly identify and quantify proteins are of increasing value to pharmaceutical and biotechnology customers. We continue to introduce new systems that address the breadth of primary analytical needs for high-throughput analysis and proteomics research. The sensitivity of our Finnigan LTQ ion trap and the power of our Finnigan LTQ FT hybrid MS are being used to improve protein detection, and our SEQUEST software provides higher sensitivity and accuracy for protein identification.

       Beyond the life sciences market, our chemical analysis instrumentation uses various optical techniques to determine the elemental and molecular composition of a wide range of complex liquids and solids. We manufacture gas chromatography (GC), GC mass spectrometry (GC-MS), combustion analysis, atomic absorption (AA), inductively coupled plasma-mass spectrometer (ICP-MS), Fourier transform infrared (FT-IR), near-infrared (NIR), Optical Emission (OE), Raman, ultraviolet/visible (UV-Vis), fluorescence, X-ray diffractometry (XRD), X-ray fluorescence (XRF), and infrared and X-ray microspectroscopy instruments. We also develop state-of-the-art advanced instrumentation, including magnetic sector MS, auger, and X-ray photoelectron spectroscopy systems. Customers include environmental, pharmaceutical, polymer, petrochemical, food, semiconductor, energy, coatings, geological, steel, and basic material producers, who frequently use these instruments for quality assurance and quality control applications, primarily in a laboratory.

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

       In November 2003, we expanded our services offering with the acquisition of Laboratory Management Systems, Inc. (LMSi). LMSi provides laboratory instrument services, including instrument and computer systems validation, regulatory compliance, metrology, and certification as well as a range of consulting services to the pharmaceutical and related industries.

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

Measurement and Control

       We provide a range of real-time, online sensors, monitors, and control systems to customers in key industrial markets - from chemical, pharmaceutical, and food and beverage to minerals and mining, and steel - through our Measurement and Control segment. These products enable customers to control and optimize their manufacturing processes to increase quality, improve productivity, and ensure worker safety, environmental protection, and

<

>



regulatory compliance. In addition, we offer a comprehensive range of fixed and portable chemical-, radiation-, and explosives-detection instruments to help ensure the safety of public places and people. During 2003, this segment was organized as three divisions: Process Instruments, Environmental Instruments, and Control Technologies.

       Process Instruments provides the process manufacturing industries with online instrumentation products, solutions, and services that cover packaging, regulatory inspection, quality control, process measurements, elemental and compositional analysis, surface and thickness measurements, remote communications, and flow and blend optimization. This division serves the oil and gas, chemical, semiconductor, pharmaceutical, food and beverage, consumer products, power-generation, metal, cement, minerals and mining, water and wastewater treatment, and pulp and paper markets.

       For weighing and inspection applications in the consumer products, packaged goods, and bulk materials markets, we provide equipment to help our customers attain safety and quality standards while checking the quantity of specific items. We use a variety of technologies, for example X-ray imaging and ultratrace chemical detection, to inspect food, beverage, and pharmaceutical packages to ensure they are free of physical contaminants, have the appropriate quantity of material, or have no missing or broken parts. In bulk materials, our product line provides capabilities for solids-flow-monitoring and level measurement for a wide variety of processing applications in the food, chemical, plastics, and pharmaceutical markets.

       In the area of online process-optimization for blending and control applications, we provide proprietary systems that use ultrahigh-speed, noninvasive measurement technologies to analyze, in real time, the physical and chemical properties of raw materials streams, such as coal, cement, and minerals. Our technology allows direct online analysis of entire streams of material, thereby eliminating off-line sampling and reducing processing time, waste, and cost. We also manufacture systems that measure total thickness, basis weight, and coating thickness of flat-sheet materials, such as metal strip, plastics, foil, rubber, glass, paper, and web-type products.

       In the area of high-tech process measurements, we provide sophisticated field-measurement and sensor systems for the process-control market to improve efficiency, provide process and quality control, maintain regulatory compliance, and increase worker safety. These systems provide real-time direct and remote data collection, analysis, and local control functions using a variety of technologies, including radiation, radar, ultrasonic, and vibration measurement principles. Additionally, we provide flow-monitoring meters, gas chromatography, mass spectrography, and X-ray fluorescence capabilities for a wide range of petrochemical and related process-manufacturing applications.

       Environmental Instruments serves four major markets: air quality and gas detection, water analysis, radiation measurement and protection, and security. Our portfolio of instruments helps our customers protect people and the environment, with particular focus on regulatory compliance, product quality, worker safety, and process efficiency.

       Air-quality instruments are used for environmental air monitoring, process monitoring, gas detection, and hazardous chemical detection. These include continuous gaseous and aerosol instruments for monitoring ambient air and emissions, measuring such compounds as common air pollutants, aerosols, organic halogens, and carbon. We also provide a comprehensive line of gas detectors for controlling and detecting the presence of combustible and toxic gases for worker and plant safety. These products range from simple hand-held, general-purpose portable equipment to more sophisticated fixed systems.

       Used both in laboratory and online process environments, our water-analysis products are used for quality assurance, environmental testing, and regulatory compliance applications in water and wastewater, food and beverage, chemical, pharmaceutical, and power-generation industries. These products are used to determine the quality of water and other aqueous solutions by measuring pH, specific ion concentrations, dissolved oxygen content, and conductivity.

       Radiation measurement and protection products monitor and detect radiation in nuclear, environmental, industrial, medical, and security applications. Products include hand-held survey meters, vehicle and pedestrian portals, environmental monitors, automated contamination-detection systems, and networked industrial-process systems, as well as personal dosimetry products used for protecting workers that are at risk of radiation exposure.

<

>



       Our security products include a comprehensive range of fixed and portable instruments used for chemical, radiation, and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings, and other high-threat facilities for the detection and prevention of terrorist acts. They are also used by emergency response teams for emergency and forensic response to such acts, as well as other events involving potentially hazardous substances.

       Control Technologies provides products and services to ensure the precise operation of a broad range of applications, including laser, semiconductor, analytical, medical, laboratory, general industrial, and R&D. We are a leading manufacturer of precision temperature-control products for the global industrial and laboratory markets. The product line includes heated/refrigerated circulating baths, immersion coolers, and recirculating chillers. In addition, we supply instruments that analyze materials for viscosity, surface tension, and thermal properties. Customers include the food and pharmaceutical industries as well as manufacturers of paints, inks, coatings, and adhesives, who depend on high-precision viscometers to maintain the quality and consistency of their products.

       Our compliance-test systems and simulators ensure that electronic components and systems meet international and industry standards for electromagnetic compatibility and electrostatic discharge. The primary markets served are manufacturers of semiconductor and telecommunications equipment. Also included in this division are components, assemblies, and systems used to produce high- and ultra-high vacuum operations in industrial, educational, and R&D applications. These products range from small gaskets to walk-in chambers.

Optical Technologies

       We are a leader in lasers and photonics. Products within the Optical Technologies segment are used in multiple markets - particularly the scientific instrument, microelectronics, industrial processes, and biomedical industries. During 2003, these products were grouped into one division: Spectra-Physics.

       Spectra-Physics is a leader in the design, development, manufacture, and distribution of high-power semiconductor and solid-state lasers for industrial, scientific, electronics, and biomedical markets. For example, nitrogen lasers used as an ionization source in mass spectrometers enable scientists to study proteins, peptides, and other large molecules in biomedical research. High-power semiconductor lasers are used in such applications as pumping, direct-to-press printing, and cosmetic and therapeutic medical procedures. High-power solid-state lasers are used in PC board manufacturing, and they are key in the drive to make next-generation semiconductor devices smaller, thinner, and faster. Additionally, they are used in various industrial processes, such as welding, cutting, and rapid prototyping, as well as bioinstrumentation and scientific research.

       This division also includes optical and optoelectronic components and systems that make, move, manipulate, and measure light. These products are used in a variety of applications and industries, including scientific and medical instruments and semiconductor manufacturing. For example, our diffraction gratings are used in the line-narrowing packages of excimer lasers used for photolithography systems in semiconductor manufacturing. Our products also include Corion thin-film interference filters, Hilger scintillation and electro-optic crystals, Oriel optical components and instruments, and CIDTEC charged-injection device (CID) solid-state video cameras. We offer catalog customers a full complement of laser and photonics products, as well as technical information.

       For financial information about segments, including domestic and international operations and export sales, see Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

Discontinued Operations

       As a result of our January 2000 reorganization plan, a number of businesses have been accounted for as discontinued operations. Businesses in this category included Kadant Inc., a supplier of systems to the papermaking and paper recycling industry, as well as fiber-based consumer products; and Viasys Healthcare Inc., a manufacturer of a range of medical products for diagnosis

<

>


and monitoring. Kadant was spun off to shareholders in August 2001 and Viasys was spun off in November 2001. These businesses, together with a number of operating units that were sold, constituted the company's former Energy and Environment, Biomedical and Emerging Technologies, and Recycling and Resource Recovery segments. During the first quarter of 2003, the company sold its last remaining business in discontinued operations. The company has retained some lease liabilities as well as responsibility for several litigation matters related to discontinued operations.

New Products and Research and Development

       Our business includes the development and introduction of new products and may include entry into new business segments. We are not currently committed to any new products that require the investment of a material amount of our assets, nor do we have any definitive plans to enter new businesses that would require such an investment.

       During 2003, 2002, and 2001, we spent $146.4 million, $155.1 million, and $171.6 million, respectively, on research and development.

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

Seasonal Influences

       Revenues in the fourth calendar quarter are historically stronger than in the other quarters due to capital spending patterns of industrial, pharmaceutical, and government customers.

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

<

>



Backlog

       Our backlog of firm orders at year-end 2003 and 2002 was as follows:


                                                                                                              2003         2002
                                                                                                            --------     --------
                                                                                                               (In thousands)

       Life and Laboratory Sciences                                                                         $260,718     $221,409
       Measurement and Control                                                                               109,794      106,679
       Optical Technologies                                                                                   59,250       55,777
       Intersegment                                                                                           (4,337)      (3,270)
                                                                                                            --------     --------

                                                                                                            $425,425     $380,595
                                                                                                            ========     ========


       We believe that virtually all of our backlog at the end of 2003 will be filled during 2004. Year over year changes in backlog are affected by currency translation, acquisitions, and divestitures, among other factors.

Government Contracts

       Although the company transacts business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the company's financial results.

Competition

General

       The company encounters aggressive and able competition in virtually all of the markets we serve. Because of the diversity of our products and services, we face many different types of competitors and competition. Our competitors range from large organizations that produce a comprehensive array of products and services for a variety of markets to small organizations producing a limited number of products and services for specialized markets. In general, competitive climates in the markets we serve are characterized by changing technology and customer demands that require continuing research and development. Our success in these markets primarily depends on five factors:

       - technical performance and advances in technology that result in new products and improved price/performance ratios;
       - our reputation among customers as a quality provider of products and services;
       - customer service and support;
       - active research and application-development programs; and
       - relative prices of our products and services.

Life and Laboratory Sciences

       Bioscience Technologies. In the markets served by this division, our principal competitors include Eppendorf AG; Gilson, Inc.; Tecan Group Ltd.; PerkinElmer, Inc.; Molecular Devices Corp.; Kendro Laboratory Products (a subsidiary of SPX Corporation); and Beckman Coulter, Inc.

       Scientific Instruments. In the markets served by this division, our principal competitors include Applied Biosystems Inc.; Agilent Technologies Inc.; Waters Corporation; Shimadzu Corporation; PerkinElmer; Bruker Daltonics Inc.; Hitachi, Ltd.; and Varian Inc.

<

>


       Informatics and Services. In the markets served by this division, our principal competitors include PerkinElmer; Applied Biosystems; Beckman Coulter; Agilent; and LabVantage Solutions.

       Clinical Diagnostics. In the markets served by this division, our principal competitors include Leica Microsystems; Sakura Finetechnical Co., Ltd.; Becton, Dickinson and Company; Quidel Corporation; and Roche-Boeringher Manheim.

Measurement and Control

       Process Instruments. In the markets served by this division, our principal competitors include Mettler-Toledo International Inc.; Yokogawa Electric Corporation; Fisher-Rosemount (a division of Emerson Electric Co., Inc.); Asea Brown Boveri (Holding) Ltd.; Endress & Hauser; Integrated Measurement Systems, Inc.; and Antek Instruments, Inc.

       Environmental Instruments. In the markets served by this division, our principal competitors include Danaher Corporation; Mettler-Toledo; Horiba; Fisher-Rosemount; Teledyne Advanced Pollution Instrumentation, Inc.; RAE Systems Inc.; ISC; Canberra Industries, Inc.; synOdys Group; GE Interlogix; and Smiths-Barringer.

       Control Technologies. In the markets served by this division, our principal competitors include SMC; Lytron Inc.; Julabo; TA Instruments; Gottfert; Brabender; and MDC.

Optical Technologies

       Spectra-Physics. In the markets served by this division, our principal competitors include Coherent, Inc.; Continuum and Quantronix (divisions of Excel Technology, Inc.); Lightwave; JDS Uniphase Corporation; Jobin Yvon Inc.; Thorlabs, Inc.; Omega; Chroma Technology Corp.; and Saint-Gobain.

Environmental Protection Regulations

       Complying with federal, state, and local environmental protection regulations should not significantly affect our capital spending, earnings, or competitive position.

Number of Employees

       As of December 31, 2003, we had approximately 10,800 employees.

Financial Information About Geographic Areas

       Financial information about geographic areas is summarized in Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

Available Information

       The company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission
(SEC) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers, including the company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on or through our own Web site at www.thermo.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 81 Wyman Street, Waltham, Massachusetts 02451.

<

>


Executive Officers of the Registrant


Name                         Age    Present Title (Fiscal Year First Became Executive Officer)
------------------           ---    ---------------------------------------------------------------------

Marijn E. Dekkers             46    President and Chief Executive Officer (2000)
Guy Broadbent                 40    Vice President; President, Spectra-Physics Division (2001)
Marc N. Casper                35    Senior Vice President; President, Life and Laboratory Sciences (2001)
Seth H. Hoogasian             49    Vice President, General Counsel, and Secretary (2001)
Peter E. Hornstra             44    Corporate Controller and Chief Accounting Officer (2001)
Theo Melas-Kyriazi            44    Vice President and Chief Financial Officer (1998)
Stephen G. Sheehan            48    Vice President, Human Resources (2003)
Peter M. Wilver               44    Vice President, Financial Operations (2003)


       Mr. Dekkers was appointed Chief Executive Officer in November 2002 and President in July 2000. He was Chief Operating Officer from July 2000 to November 2002. From June 1999 to June 2000, Mr. Dekkers served as president of Honeywell International's (formerly Allied Signal) electronic materials division, and from August 1997 to May 1999 he served as vice president and general manager of its fluorine products division.

       Mr. Broadbent was appointed President, Spectra-Physics Division in December 2003 and Vice President of Thermo Electron in January 2001. He was President, Optical Technologies, from October 2000 to December 2003. From May 2000 to October 2000, Mr. Broadbent was vice president and general manager of the amorphous metals division of Honeywell International, and from November 1998 to April 2000, he was business director for Honeywell International's specialty fluorine division.

       Mr. Casper was appointed Senior Vice President of Thermo Electron in December 2003 and President, Life and Laboratory Sciences in December 2001. He was Vice President of Thermo Electron from December 2001 to December 2003. From July 2000 to July 2001, Mr. Casper was president and chief executive officer of Kendro Laboratory Products, a life sciences company that provides sample-preparation and processing equipment. From May 1999 to June 2000, Mr. Casper was president for the Americas at Dade Behring Inc., a manufacturer of clinical-diagnosis products. From January 1997 to May 1999, Mr. Casper was executive vice president for Europe, Asia, and Intercontinental at Dade Behring Inc.

       Mr. Hoogasian was appointed Secretary in 2001, Vice President in 1996, and General Counsel in 1992.

       Mr. Hornstra was appointed Chief Accounting Officer in January 2001 and Corporate Controller in 1996.

       Mr. Melas-Kyriazi was appointed Chief Financial Officer in January 1999. He was Vice President of Corporate Strategy from 1998 to January 1999. From 1994 to 1998, Mr. Melas-Kyriazi was President and Chief Executive Officer of the company's ThermoSpectra subsidiary, and from 1988 to 1994 he was Treasurer of Thermo Electron. He was Assistant Treasurer of the company from 1986 to 1988.

       Mr. Sheehan was appointed Vice President, Human Resources in August 2001. From 1997 to July 2001, Mr. Sheehan served as vice president of human resources for Merck Research Labs, the research unit of the pharmaceutical company.

       Mr. Wilver was appointed Vice President, Financial Operations in October 2000. From February 2000 to September 2000, Mr. Wilver was vice president and chief financial officer of Honeywell International's electronic materials division, and from May 1998 to January 2000, he was finance director of its aerospace aftermarket services business.

<

>


Item 2.    Properties

       The location and general character of our principal properties by segment as of December 31, 2003, are as follows:

Life and Laboratory Sciences

       We own approximately 1,614,000 square feet of office, engineering, laboratory, and production space, principally in Wisconsin, Ohio, California, Virginia, and Texas within the U.S., and in Germany, Italy, and Switzerland. We lease approximately 1,662,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts and Colorado within the U.S., and in Finland, France, England, and Japan, under various leases that expire between 2004 and 2022.

Measurement and Control

       We own approximately 700,000 square feet of office, engineering, laboratory, and production space, principally in New Hampshire, Minnesota, and New Mexico within the U.S., and in Germany and England. We lease approximately 884,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts, Texas, and California within the U.S., and in England and The Netherlands, under various leases that expire between 2004 and 2013.

Optical Technologies

       We own approximately 269,000 square feet of office, engineering, laboratory, and production space, principally in New York, Arizona, and California. We lease approximately 359,000 square feet of office, engineering, laboratory, and production space, principally in California and Massachusetts, under various leases that expire between 2004 and 2019.

Corporate Headquarters

       We own approximately 81,000 square feet of office space in Massachusetts.

       We believe that all of the facilities that we are currently utilizing are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in the next year or two, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.    Legal Proceedings

       We are a party to a number of claims and lawsuits relating to our business. Information regarding litigation is contained in Note 11 to our Consolidated Financial Statements, which begin on page F-1 of this report, and is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during our 2003 fourth fiscal quarter.

<

>


                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

Market Price of Common Stock

       Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company's common stock for 2003 and 2002, as reported in the consolidated transaction reporting system.



                                                                                         2003                       2002
                                                                                 --------------------       ---------------------
                                                                                   High           Low         High            Low
                                                                                 ------        ------       ------         ------

       First Quarter                                                             $20.38        $17.02       $24.37         $19.30
       Second Quarter                                                             22.36         17.57        20.60          15.60
       Third Quarter                                                              23.33         21.00        17.80          14.50
       Fourth Quarter                                                             25.37         21.40        20.52          15.19


Holders of Common Stock

       As of January 30, 2004, the company had 10,430 holders of record of its common stock. This does not include holdings in street or nominee names.

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

Securities Authorized for Issuance Under Equity Compensation Plans

       The information with respect to securities authorized for issuance under equity compensation plans required by this Item is contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of the fiscal year ("2004 Definitive Proxy Statement") under the heading "EQUITY COMPENSATION PLAN INFORMATION," and is incorporated in this report by reference.

<

>



Item 6.    Selected Financial Data


                                                                 2003 (a)      2002 (b)      2001 (c)      2000 (d)      1999 (e)
                                                                 --------      --------      --------      --------      --------
                                                                              (In millions except per share amounts)

Statement of Operations Data
Revenues                                                         $2,097.1      $2,086.4      $2,188.2      $2,280.5      $2,294.6
Operating Income                                                    184.8         155.5          34.2         266.0         182.1
Income from Continuing Operations Before Cumulative Effect
 of Change in Accounting Principle                                  172.7         194.4          50.7          62.6          38.8
Income (Loss) Before Cumulative Effect of Change in
 Accounting Principle                                               200.0         309.7           0.2         (23.2)       (174.6)
Net Income (Loss)                                                   200.0         309.7          (0.8)        (36.1)       (174.6)
Earnings per Share from Continuing Operations Before
 Cumulative Effect of Change in Accounting Principle:
    Basic                                                            1.06          1.15           .28           .37           .25
    Diluted                                                          1.04          1.12           .28           .36           .23
Earnings (Loss) per Share:
    Basic                                                            1.23          1.84             -          (.22)        (1.10)
    Diluted                                                          1.20          1.73             -          (.22)        (1.12)

Balance Sheet Data
Working Capital                                                  $  710.5      $  667.8      $  823.2      $1,737.0      $1,291.6
Total Assets                                                      3,389.0       3,651.5       3,825.1       4,863.0       5,071.8
Long-term Obligations                                               229.5         451.3         727.5       1,528.5       1,566.0
Minority Interest                                                       -             -           6.9          24.7         348.4
Shareholders' Equity                                              2,382.8       2,030.3       1,908.1       2,534.0       2,013.5


       Through 2002, the company had a fiscal year end ending the Saturday nearest December 31. In 2003, the company changed its year end to December 31. The consolidated financial statements for fiscal years 1999 through 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of the report previously issued by Arthur Andersen on the company's financial statements as of December 29, 2001, and December 30, 2000, and for each of the three years in the period ended December 29, 2001, is included elsewhere in this document. Such report has not been reissued by Arthur Andersen. Amounts prior to 2003 have been conformed to the presentation required by SFAS No. 145 for gains and losses on the early retirement of debt.

(a) Reflects a $48.8 million pre-tax charge for restructuring and other costs; $16.3 million of pre-tax gains from the sale of shares of Thoratec Corporation; $13.7 million of pre-tax gains from the sale of shares of FLIR Systems, Inc.; an after-tax gain of $27.3 million related to the company's discontinued operations; and the repurchase and redemption of $356.9 million of the company's debt and equity securities.
(b) Reflects a $61.3 million pre-tax charge for restructuring and other costs; $111.4 million of pre-tax gains from the sale of shares of FLIR; an after-tax gain of $115.4 million related to the company's discontinued operations; the repurchase and redemption of $924.9 million of the company's debt and equity securities; and the reclassification of the company's $71.9 million principal amount 4 3/8% subordinated convertible debentures from long-term obligations to current liabilities as a result of the company's decision to redeem them in April 2003. Also reflects the adoption of SFAS No. 142, under which amortization of goodwill ceased.
(c) Reflects a $161.6 million pre-tax charge for restructuring and other costs; $35.1 million of pre-tax gains from the sale of shares of FLIR; an after-tax charge of $50.4 million related to the company's discontinued operations; a $1.0 million after-tax charge reflecting the cumulative effect of a change in accounting principle for the adoption of SFAS No.

<

>


    133; and the reclassification of $468.1 million of subordinated convertible debentures from long-term obligations to current liabilities as a result of the company's decision to redeem them in March 2002. Also reflects the spinoff of the company's Kadant and Viasys Healthcare subsidiaries, and the repurchase of $511.4 million of the company's debt and equity securities.
(d) Reflects $3.4 million of pre-tax restructuring and other income, net; an after-tax charge of $100 million related to the company's discontinued operations; the issuance of company common stock valued at $448.7 million to acquire the minority interest of certain subsidiaries; and a $12.9 million after-tax charge reflecting the cumulative effect of a change in accounting principle for the adoption of SAB No. 101.
(e) Reflects a $65.2 million pre-tax charge for restructuring and other costs and an after-tax charge of $50 million related to the company's discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Reference is made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations to footnotes included in Notes to Consolidated Financial Statements, which begin on page F-1 of this report.

Overview of Results of Operations and Liquidity

       The company develops and manufactures a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. During 2000 and 2001, the company carried out the principal aspects of a major reorganization plan under which it sold or spun off many noncore businesses. As a result of these actions, the company's continuing operations are comprised solely of its instrument businesses. The businesses that have been spun off and sold have been presented as discontinued operations in the accompanying financial statements. The company's continuing operations fall into three principal business segments:
Life and Laboratory Sciences, Measurement and Control, and Optical Technologies. The company has historically moved a business unit between segments when a shift in strategic focus of either the business unit or a segment more closely aligns the business unit with a segment different than that in which it had previously been reported.


       Revenues                                                                         2003                       2002
       --------                                                                 ---------------------     ---------------------
                                                                                            (Dollars in thousands)

       Life and Laboratory Sciences                                             $1,291,430      61.6%     $1,204,232      57.7%
       Measurement and Control                                                     606,197      28.9%        636,025      30.5%
       Optical Technologies                                                        211,758      10.1%        258,640      12.4%
       Intersegment                                                                (12,250)     (0.6%)       (12,542)     (0.6%)
                                                                                ----------      -----     ----------      -----

                                                                                $2,097,135       100%     $2,086,355       100%
                                                                                ==========      =====     ==========      =====


       The company's revenues grew nominally in 2003. The strengthening of non-U.S. currencies relative to the dollar caused an increase in reported revenues, offset by lower demand in several businesses in the company's Measurement and Control and Optical Technologies segments. In addition to the change in revenues caused by currency translation and divestitures, net of acquisitions, which are discussed below, sales decreased 5% in 2003, primarily due to lower demand. The company also reported this same percentage revenue decrease in 2002 compared with 2001. The most recent year in which the company reported positive comparative sales growth was 2001 compared with 2000. The trend of lower sales has resulted primarily from a slowdown in the worldwide economy that has adversely affected capital spending across most markets addressed by the company. Fourth quarter 2003 results suggest the trend of lower sales is reversing. For example, the Life and Laboratory Sciences segment reported higher fourth quarter sales over the year ago quarter, while the Optical Technologies segment had sequential sales growth over the third quarter and increased its backlog 11% in the quarter. The Measurement and Control segment increased its backlog at year-end 2003 by 3% over that of a year ago.

<

>


       The company's strategy over time is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2003. These acquisitions included Jouan SA, a manufacturer of products used to prepare and preserve laboratory samples, which was acquired on December 31, 2003; Laboratory Management Services, Inc., a supplier of regulatory instrument and consulting services to the pharmaceutical and related industries; and the personal radiation-detection instruments product line from Siemens plc.

       In 2003, the company's operating income and operating income margin improved to $184.8 million and 8.8%, respectively, from $155.5 million and 7.5%, respectively, in 2002. (Operating income margin is operating income divided by revenues.) During the economic slowdown, the company undertook actions to reduce its cost structure and promote operating efficiency, principally through consolidating real estate locations and reducing related headcount. The annualized cost savings of actions initiated in 2003 and 2002 total approximately $58 million. As these actions were taken during periods of declining revenues, the corresponding income benefit was offset in part by the effect on income of lower sales. Restructuring and other costs, net, reduced pre-tax income by $48.8 million and $61.3 million in 2003 and 2002, respectively.

       Income from continuing operations declined to $172.7 million in 2003, from $194.4 million in 2002. The decrease resulted primarily from an $87.6 million pre-tax decrease in gains on sale of investments in 2003. The company had a large equity interest in FLIR Systems, Inc. resulting from shares acquired as part of an acquisition completed in 1999. The company sold shares of FLIR and had significant gains in 2002 and, to a lesser extent, in 2003. As of the end of 2003, the company no longer owned shares of FLIR. The 2003 investment gains also included gains from the sale of shares of Thoratec Corporation. As of the end of 2003, the company owned 5.7 million shares of Thoratec with a fair market value of $74 million. The company obtained the shares of Thoratec in 2001 as consideration for a divestiture.

       The company has reduced its effective tax rate over the past two years. In 2003, the tax rate was 21.0%, which included some benefits discussed below that the company does not expect to have in 2004. Several initiatives, however, will continue to provide a benefit in the future, principally a reorganization of the company's non-U.S. subsidiary structure that has resulted in a more tax-efficient corporate structure. The company expects its effective tax rate in 2004 will be approximately 28% - 29%.

       During 2003, the company's cash flow from operations totaled $216.7 million, compared with $110.3 million in 2002. In 2002, cash of $85.2 million was used to reduce other current liabilities, including tax payments on investment gains. In 2003, a decrease in other current liabilities used cash of $7.5 million, resulting in a year over year difference of $77.7 million. In addition, decreases in accounts receivable and inventories in 2003 generated $20.3 million more cash than did decreases in these accounts in 2002.

       During 2003, the company used cash of $665.6 million for financing activities, principally the repayment of short-term debt as well as the early redemption of long-term obligations with the objective of reducing interest costs. As of year-end 2003, the company's outstanding debt totaled $275.5 million, of which 82% is due in 2007 and thereafter. The company expects that its existing cash and investments of $418.2 million as of December 31, 2003, and its future cash flow from operations together with available unsecured borrowings of up to $250 million under its revolving credit agreements are sufficient to meet the capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

       The company's discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, the company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, income taxes, pension costs, contingencies and litigation, restructuring, and sale of businesses. The company bases its estimates on historical experience, current market and economic conditions, and other

<

>


assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

       (a) The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $26.1 million at December 31, 2003. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer, and any other information that is relevant to the judgment. If the financial condition of the company's customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

       (b) The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value based on usage in the preceding 12 months, expected demand, and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional writedowns may be required.

       (c) The company periodically evaluates goodwill for impairment using market comparables for similar businesses or forecasts of discounted future cash flows. Goodwill totaled $1.6 billion at December 31, 2003. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other factors. Different assumptions from those made in the company's analysis could materially affect projected cash flows and the company's evaluation of goodwill for impairment. Should the fair value of the company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary.

       (d) The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $436.5 million at December 31, 2003, including $300.7 million of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

       (g) At the time the company recognizes revenue, it provides for the estimated cost of product warranties based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations totaled $29.6 million at December 31, 2003. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

<

>


       (h) The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. The company's tax valuation allowance totaled $75.3 million at December 31, 2003. Should the company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

       (i) The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $100.2 million at December 31, 2003. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should disputed positions that are reserved ultimately be sustained, the company would recognize an incremental tax benefit.

       (j) The company estimates losses on contingencies and litigation and provides a reserve for these losses. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

       (k) One of the company's U.S. subsidiaries and several non-U.S. subsidiaries sponsor defined benefit pension plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with the company's actuaries, and are evaluated each year as of the plans' measurement date. Net periodic pension costs for defined benefit plans totaled $7.5 million in 2003. Should any of these assumptions change, they would have an effect on net periodic pension costs.

       (l) The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company's accrued restructuring costs for abandoned facilities totaled $14.7 million at December 31, 2003. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

       (m) The company estimates the expected proceeds from any businesses held for sale and, when necessary, records losses to reduce the carrying value of these businesses to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

Results of Operations

2003 Compared With 2002

Continuing Operations

       Sales in 2003 were $2.097 billion, an increase of $10.8 million from 2002. The favorable effects of currency translation resulted in an increase in revenues of $120.8 million in 2003. Sales decreased $10.6 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $99.4 million, or 5%, primarily due to lower demand, as described by segment below.


       Operating Income Margin                                                                               2003        2002
       -----------------------                                                                              ------      ------

       Life and Laboratory Sciences                                                                          14.1%       14.4%
       Measurement and Control                                                                                7.3%        7.2%
       Optical Technologies                                                                                  (5.5%)     (12.0%)

       Consolidated                                                                                           8.8%        7.5%


<

>


       Operating income was $184.8 million in 2003, compared with $155.5 million in 2002. Operating income margin increased to 8.8% in 2003 from 7.5% in 2002. Operating income in 2003 was reduced by additional charges associated with restructuring actions initiated in 2003, restructuring plans initiated prior to 2003, and certain other costs, net (Note 15). Operating income in 2002 was reduced by charges associated with restructuring plans initiated during 2002 and 2001, and certain other costs, net. The restructuring and other items totaled $48.8 million and $61.3 million in 2003 and 2002, respectively, and are discussed by segment below. Operating income increased primarily due to a lower cost base following recent restructuring actions. Among the other actions contributing to a lower cost base is lower spending on research and development activities, which decreased 6% to $146.4 million in 2003 as the company focuses on those projects with the highest estimated returns. The company expects to continue spending on research and development at a rate of approximately 7% of revenues.

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2003 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. These actions resulted in annual cost reductions beginning in mid-to late 2003 and continuing in early 2004 of approximately $15 million, including $7 million in the Life and Laboratory Sciences segment, $4 million in the Measurement and Control segment, and $4 million in the Optical Technologies segment. The company expects to incur an additional $3 million of restructuring costs, primarily in 2004, for charges associated with these actions that cannot be recorded until incurred. The company believes that restructuring actions undertaken in 2003 will be substantially completed in 2004. The company does not currently expect to undertake significant restructuring actions in 2004.

       In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The company began applying the consensus prospectively in the first quarter of 2003. Under EITF No. 00-21, the company recognizes revenue and related costs for arrangements with customers that have multiple deliverables, such as equipment and installation, as each element is delivered or completed based on its fair value. When a portion of the customer's payment is not due until installation, the company defers that portion of the revenue until completion of installation. Prior to 2003, the company followed Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," adopted in 2000, for multiple element arrangements. Under SAB No. 101, revenue was recognized at shipment with the estimated cost of installation accrued for most products requiring installation. For those products requiring installations of longer duration, the company previously deferred revenue until completion of installation. The adoption of EITF No. 00-21 increased revenues and diluted earnings per share by $7.6 million and $.01, respectively, during the first quarter of 2003. Where EITF No. 00-21 has had an impact, the company has disclosed such impact.

Life and Laboratory Sciences

                                                                                              2003           2002         Change
                                                                                           ----------     ----------      ------
                                                                                                  (Dollars in thousands)

       Revenues                                                                            $1,291,430     $1,204,232        7.2%
       Operating Income Margin                                                                  14.1%          14.4%       (0.3%)


       Sales in the Life and Laboratory Sciences segment increased $87.2 million, or 7%, to $1.291 billion in 2003. The favorable effects of currency translation resulted in an increase in revenues of $86.3 million in 2003. Sales decreased $9.7 million due to product line divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, divestitures, and acquisitions, revenues increased $10.6 million, or 0.9%, including 0.5% from the effect of the adoption of EITF No. 00-21. A $14.8 million increase in sales of clinical diagnostic products was offset in part by decreased sales of bioscience instrumentation, principally due to a downturn in demand from pharmaceutical and industrial markets. The increase in sales of clinical diagnostic products resulted primarily from higher demand for rapid diagnostic tests during a harsh flu season in the United States and, to a lesser extent, increased demand for a newly released tissue processor used in anatomical pathology laboratories.

<

>


       Operating income margin decreased to 14.1% in 2003 from 14.4% in 2002. Operating income margin was affected by restructuring and other costs, net, of $21.8 million and $19.2 million in 2003 and 2002, respectively. In addition to the increase in restructuring and other costs in 2003, the decrease in operating income margin resulted from higher marketing and selling expenses due to several key commercial initiatives. The segment's commercial initiatives include key customer account management, increased advertising costs for a branding transition, and establishment of customer call centers and product demonstration facilities. These cost increases were offset in part by cost savings from facility consolidations and related productivity measures. The cost reduction measures in 2002 and 2003 reduced the segment's cost base by an aggregate of approximately $14 million on an annualized basis.

       In 2003, the segment recorded restructuring and other costs, net, of $21.8 million, including $18.8 million of cash costs, primarily for severance, abandoned facilities, employee retention, and relocation expenses at businesses being consolidated. In addition, the segment recorded net charges of $3.4 million to write down the carrying value of fixed assets, primarily buildings held for sale, to expected disposal value, offset by $0.4 million of net gains, primarily from the sale of a product line. In 2002, the segment recorded restructuring and other costs, net, of $19.2 million, including $12.2 million of cash costs, primarily for severance, abandoned facilities, and employee retention at businesses being consolidated. The segment also recorded charges to cost of revenues of $1.3 million, primarily for the sale of inventories revalued at the date of acquisition. In addition, the segment realized a net loss of $4.3 million on the sale of assets, principally its Dynex automated diagnostics product line, and wrote down $1.4 million of fixed assets at abandoned facilities (Note 15).

Measurement and Control

                                                                                               2003           2002        Change
                                                                                             --------       --------      ------
                                                                                                   (Dollars in thousands)

       Revenues                                                                              $606,197       $636,025       (4.7%)
       Operating Income Margin                                                                   7.3%           7.2%        0.1%


       Sales in the Measurement and Control segment decreased $29.8 million, or 5%, to $606.2 million in 2003. The favorable effects of currency translation resulted in an increase in revenues of $30.1 million in 2003. Sales increased $3.3 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $63.2 million, or 10%. Of this amount, $26.8 million, or 4%, was due to the inclusion in the fourth quarter of 2002 of a shipment of explosives-detection equipment to the U.S. Transportation Security Administration following a congressional mandate to screen all checked airline baggage in the United States by the end of 2002. The balance of the decrease was primarily the result of weaker demand arising from economic conditions facing customers, particularly in the process instruments businesses where approximately 60% of the remaining decrease occurred. Process instruments are generally used in industrial markets such as minerals and mining and petrochemical applications, where capital expenditures have slowed. In addition, a 7% decrease in sales of equipment used primarily in semiconductor applications was offset in part by higher revenues from equipment used in homeland security.

       Operating income margin increased to 7.3% in 2003 from 7.2% in 2002. Operating income margin was affected by restructuring and other costs, net, of $10.3 million and $13.6 million in 2003 and 2002, respectively. The increase in operating income margin resulted primarily from cost reduction measures following restructuring actions in 2002 and 2003 and, to a lesser extent, $3.3 million of lower restructuring and other costs, net, offset in part by the effect on operating margin of lower revenues. The cost reduction measures in 2002 and 2003 reduced the segment's cost base by an aggregate of approximately $17 million on an annualized basis.

<

>


       The company completed its annual analysis of the segment's goodwill in December 2003 and determined that no impairment existed. Several of the segment's businesses are cyclical, and their results follow closely the business trends of industries such as semiconductor and oil and gas, which have slowed capital spending since 2001. Although recent industry and internal indicators (such as year-end backlog growth in the segment of 3% over 2002) suggest the downturn may be reversing, were the downward year over year sales trend of 2001 to 2003 to continue for an extended period of time, the segment's goodwill may become impaired. The segment's goodwill totaled $414 million at the end of 2003.

       In 2003, the segment recorded restructuring and other costs, net, of $10.3 million, including cash costs of $10.3 million, principally for severance, abandoned facilities, employee retention, and relocation expenses at businesses being consolidated. In addition, the segment recorded charges of $2.0 million, primarily for the writedown of goodwill in the test and measurement business to reduce the carrying value to disposal value, and for the writedown of assets at facilities being consolidated, offset by a gain of $2.1 million on the sale of a building. The segment also recorded charges to cost of revenues of $0.1 million, primarily for the sale of inventories revalued at the date of acquisition. In 2002, the segment recorded restructuring and other costs, net, of $13.6 million, including $20.4 million of cash costs principally for severance, abandoned facilities, and employee retention. In addition, the segment recorded $8.7 million of net gains, primarily from the sale of its Thermo BLH and Thermo Nobel subsidiaries, which were noncore businesses held for sale since 2001. In 2002, the segment recorded charges to cost of revenues of $1.4 million for the sale of inventories revalued at the date of acquisition and $0.5 million of asset writedowns (Note 15).

Optical Technologies


                                                                                               2003           2002        Change
                                                                                             --------       --------      ------
                                                                                                   (Dollars in thousands)

       Revenues                                                                              $211,758       $258,640      (18.1%)
       Operating Income Margin                                                                  (5.5%)        (12.0%)       6.5%


       Sales in the Optical Technologies segment decreased $46.9 million, or 18%, to $211.8 million in 2003. The favorable effects of currency translation resulted in an increase in revenues of $4.4 million in 2003. Sales decreased $4.2 million as a result of two product line divestitures. In addition to the changes in revenue resulting from currency translation and divestitures, revenues decreased $47.1 million, or 19%, primarily due to weaker demand. The weaker demand was principally the result of the severe slowdown in the semiconductor and other industrial markets that has adversely affected customers in the segment's businesses. These industries are highly cyclical and have experienced downturns that began in 2001. Research funding for the scientific laser market has also remained slow and this, together with the downturn in industrial markets, has heightened competition in sales to academic and research customers.

       Operating income margin was negative 5.5% in 2003, compared with negative 12.0% in 2002. Operating income margin was affected by restructuring and other costs, net, of $11.6 million and $25.9 million in 2003 and 2002, respectively. The decrease in the segment's operating loss was principally due to cost reduction and productivity measures undertaken in 2002 and 2003, the suspension of telecommunications activities in the second quarter of 2002 and, to a lesser extent, lower restructuring and other costs. These were offset in part by the impact of lower revenues. The cost reduction measures in 2002 and 2003 reduced the segment's cost base by an aggregate of approximately $27 million on an annualized basis.

       The company completed its annual analysis of the segment's goodwill in December 2003 and determined that no impairment existed. The segment's businesses are cyclical, and their results follow closely the business trends of industries such as semiconductor and other industrial markets that have slowed capital spending since 2001. Although recent industry and internal indicators (such as 9% sequential fourth quarter sales growth in the segment over the preceding quarter) suggest the downturn is reversing, were the downward year over year sales trend of 2001 to 2003 to continue for an extended period of time, the segment's goodwill may become impaired. The segment's goodwill totaled $122 million at the end of 2003.

<

>



       In 2003, the segment recorded restructuring and other costs, net, of $11.6 million, including cash costs of $5.8 million, principally for abandoned facilities and severance and related costs for terminated employees. These charges were offset by a gain of $1.0 million for the reversal of contract cancellation fees that were disputed and ultimately not required. In addition, the segment recorded a charge of $4.8 million, primarily for the writedown to disposal value of a noncore product line that was sold in October 2003. The segment also recorded charges of $2.0 million including the writedown of a facility held for sale to estimated disposal value, and abandoned assets, net of recoveries. In 2002, the segment recorded restructuring and other costs, net, of $25.9 million, including $9.7 million of cash costs, principally for severance and abandoned-equipment leases associated with suspended telecom initiatives. The cash costs also included $0.7 million for the settlement of litigation. In addition, this segment wrote off assets totaling $8.8 million, primarily for abandoned telecommunication and other manufacturing equipment. This segment also recorded a charge of $0.8 million resulting from employee options to purchase shares of Spectra-Physics becoming options to purchase shares of Thermo Electron following the acquisition of the minority interest in this business in February 2002. In 2002, the segment also recorded $6.5 million of charges to cost of revenues for two discontinued product lines and a charge of $0.1 million for the loss on the sale of a small business unit (Note 15).

Other Income, Net

       The company reported other income, net, of $33.9 million and $131.0 million in 2003 and 2002, respectively (Note 4). Other income, net, includes interest income, interest expense, gain on investments, net, equity in earnings of unconsolidated subsidiaries, and other items, net. Interest income decreased to $19.7 million in 2003 from $47.9 million in 2002, primarily due to lower invested cash balances following the repurchase and redemption of company securities and the payment of short-term notes payable and, to a lesser extent, lower prevailing interest rates. Interest expense decreased to $18.7 million in 2003 from $40.9 million in 2002 as a result of the redemption, maturity, and repurchase of debentures, as well as the full year effect of entering into interest-rate swap arrangements in the first quarter of 2002, offset in part by interest on borrowings under securities-lending arrangements. The company expects that interest expense will exceed interest income in 2004, continuing the trend of the second half of 2003.

       During 2003 and 2002, the company had gains on investments, net, of $35.5 million and $123.1 million, respectively. The gains included $16.3 million in 2003 from the sale of shares of Thoratec and $13.7 million and $111.4 million in 2003 and 2002, respectively, from the sale of shares of FLIR. The company obtained common shares of Thoratec as part of the sale of Thermo Cardiosystems Inc. in 2001 (Note 16) and obtained an equity interest in FLIR as part of the acquisition of Spectra-Physics AB in 1999. Of the total gain from the sale of FLIR shares, $3.9 million and $31.0 million in 2003 and 2002, respectively, represent a recovery of amounts written down in prior years when the company deemed an impairment of its investment in FLIR to be other than temporary. The company recorded income from equity in earnings of unconsolidated subsidiaries of $2.5 million in 2002, primarily related to the investment in FLIR. Effective March 30, 2002, following a reduction in the company's percentage ownership of FLIR to less then 20%, the company no longer reported its pro-rata share of FLIR earnings but instead accounted for its remaining investment as an available-for-sale security (Note 4). In addition, the company repurchased and redeemed debentures, resulting in charges of $1.0 million and $1.5 million during 2003 and 2002, respectively.

Provision for Income Taxes

       The company's effective tax rate was 21.0% and 32.3% in 2003 and 2002, respectively. The effective tax rate decreased in 2003 primarily due to $9.0 million of tax benefit from the reversal of a valuation allowance due to expected utilization of foreign tax credit carryforwards (Note 6) and $3.7 million of tax benefit from the sale of a business. These tax benefits reduced the company's 2003 effective tax rate by 5.8%. The decrease was also due in part to the full-year impact on the 2003 effective tax rate of a reorganization throughout 2002 of the company's subsidiaries in several European countries that resulted in a more tax-efficient corporate structure and a decrease in 2003 of gains from the sale of investment securities. In addition, the company reduced its effective tax rate by 1.8% in 2003 through repatriation of cash from non-U.S. subsidiaries, which resulted in foreign tax credits. The company expects its effective tax rate in 2004 will be approximately 28% - 29%.

<

>


       In the normal course of business, the company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service
(IRS). The IRS has concluded its field examination for the tax years 1997 through 2000 as part of its routine examinations of the company's income tax returns. At the conclusion of the field examination, several issues were unresolved and are currently being reviewed at the Appeals Office of the IRS. In 2004, the company expects to resolve the disputed issues and complete the examination. Although the outcome of these matters cannot presently be determined, management believes that it may reach favorable settlement of the examinations upon completion of the appellate review by the IRS. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would result in a reduction to the company's effective tax rate in the quarter of resolution. Any additional impact on the company's liability for income taxes cannot presently be determined; however, the company believes its accrued income tax liabilities are adequate.

Contingent Liabilities

       At year-end 2003, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in the matter described in Note 11 could materially affect the company's financial position as well as its results of operations and cash flows for a particular quarterly or annual period.

Income from Continuing Operations

       Income from continuing operations was $172.7 million in 2003, compared with $194.4 million in 2002. Results in both periods were affected by restructuring, gains on the sale of Thoratec and FLIR shares, and other items, discussed above.

Recent Accounting Pronouncements

       Several recent accounting pronouncements may affect the company's financial statements in the future. These rule changes are summarized in Note 1.

       The company announced its intention to begin recording the effect of stock options in its consolidated statement of operations in 2005 when final Financial Accounting Standards Board rules are expected to become effective.

Discontinued Operations

       The company had after-tax gains of $27.3 million in 2003 and $115.4 million in 2002 from the disposal of discontinued operations. The 2003 gain consists of two pre-tax components and two tax components. In 2003, the company resolved several disputes and related claims that it had retained following the sale of businesses in its discontinued operations. In connection with the resolution of these matters on favorable terms relative to the damages estimated and amount of established reserves as well as the settlement of lease obligations, the company's pre-tax gain recorded in prior years on disposal of the related businesses increased by $27.1 million. In 2003, the company also sold the last remaining business in discontinued operations, Peter Brotherhood Ltd., and received additional proceeds associated with businesses sold prior to 2003, including post-closing purchase price adjustments. The company recorded pre-tax gains from the disposal of discontinued operations of $8.3 million, substantially as a result of these transactions. The company recorded a tax provision of $13.2 million on the above gains and realized $5.1 million of additional tax benefits from the disposal of businesses sold prior to 2003, principally foreign tax credits.

       During 2002, primarily as a result of new tax regulations concerning deductible losses from divested businesses, the company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $46.6 million. In addition, in 2002 the company sold its Trophy Radiologie business for approximately $51 million in cash and, principally as a result of this transaction, recorded an after-tax gain of $17.4 million. Also, the company sold the last remaining component of its former power-generation business in 2002 and realized a gain from the disposition totaling $13.0 million, primarily for previously unrecognized tax benefits that were realized upon the sale.

<

>


       In February 2001, the company sold its interest in Thermo Cardiosystems to Thoratec in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions, which lapsed in August 2002, limited the timing of the company's ability to sell these shares. The company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations. Following a sale of shares in February 2002 for net proceeds of $104 million and an after-tax gain of $38.4 million, the company owned less than 20% of Thoratec's outstanding shares and began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002, with unrealized gains or losses recorded as part of accumulated other comprehensive items in the accompanying balance sheet (Note 16).

2002 Compared With 2001

Continuing Operations


       Revenues                                                                          2002                      2001
       --------                                                                 ---------------------     ---------------------
                                                                                            (Dollars in thousands)

       Life and Laboratory Sciences                                             $1,204,232      57.7%     $1,173,032      53.6%
       Measurement and Control                                                     636,025      30.5%        705,093      32.2%
       Optical Technologies                                                        258,640      12.4%        323,888      14.8%
       Intersegment                                                                (12,542)     (0.6%)       (13,803)     (0.6%)
                                                                                ----------      -----     ----------      -----

                                                                                $2,086,355       100%     $2,188,210       100%
                                                                                ==========      =====     ==========      =====


       Sales in 2002 were $2.086 billion, a decrease of $101.9 million, or 5%, from 2001. The favorable effects of currency translation resulted in an increase in revenues of $28.7 million in 2002. Sales decreased $29.3 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenue decreased $101.3 million, or 5%, primarily due to lower demand, as detailed by segment below.


       Operating Income Margin                                                                               2002        2001
       -----------------------                                                                              ------      ------

       Life and Laboratory Sciences                                                                          14.4%        8.6%
       Measurement and Control                                                                                7.2%        2.2%
       Optical Technologies                                                                                 (12.0%)     (13.4%)

       Consolidated                                                                                           7.5%        1.6%


       Operating income was $155.5 million in 2002, compared with $34.2 million in 2001. Operating income margin increased to 7.5% in 2002 from 1.6% in 2001. Operating income in 2002 was reduced by additional charges associated with restructuring plans initiated during the fourth quarter of 2001, other restructuring actions initiated in 2002, and certain other costs, net (Note 15). Operating income in 2001 was reduced by charges associated with restructuring plans initiated during 2001 and certain other costs, net. The restructuring and other items totaled $61.3 million and $158.8 million in 2002 and 2001, respectively, and are discussed by segment below and in more detail in Note 15. The 2001 period also included $40.2 million of goodwill amortization. Amortization of goodwill ceased following the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective in 2002 (Note 1). Operating income increased primarily due to lower restructuring and other costs, net, in 2002, the amortization of goodwill in 2001, and a lower cost base following recent restructuring actions offset by lower revenues and the resulting reduced profitability at a number of businesses, discussed below. Among the factors contributing to a lower cost base was lower spending for selling, general, and administrative expenses, which decreased 9% to $564.7 million in 2002, primarily due to cost reduction measures including facility consolidations. In addition, spending on research and development activities declined 10% to $155.1 million in 2002, as the company focused its spending on those projects with the highest estimated returns.

<

>


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

Life and Laboratory Sciences

                                                                                              2002           2001         Change
                                                                                           ----------     ----------      ------
                                                                                                  (Dollars in thousands)

       Revenues                                                                            $1,204,232     $1,173,032        2.7%
       Operating Income Margin                                                                  14.4%           8.6%        5.8%


       Sales in the Life and Laboratory Sciences segment increased $31.2 million to $1.204 billion in 2002. The favorable effects of currency translation resulted in an increase in revenues of $23.1 million in 2002. Sales increased $2.6 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues grew nominally, increasing $5.5 million, or 0.5%. Increased demand for high-end technology mass spectrometry equipment and histology and cytology products was offset in part by weakened demand for spectroscopy instruments and sample-preparation products that had mid-single-digit percentage declines in sales, primarily due to lower capital spending. The company believes that many pharmaceutical customers, for example, were delaying purchases except for high-end equipment where recent technological advances may provide a competitive advantage.

       Operating income margin increased to 14.4% in 2002 from 8.6% in 2001. Operating income margin was affected by goodwill amortization of $26.3 million in 2001. Goodwill amortization was discontinued in 2002 as a result of the adoption of SFAS No. 142. Operating income margin was also affected by restructuring and other costs, net, of $19.2 million and $47.9 million in 2002 and 2001, respectively. The increase in operating income margin resulted primarily from lower restructuring and other costs, the discontinuance of goodwill amortization in 2002, cost reduction and productivity measures undertaken in 2001 and 2002 and, to a lesser extent, revenue growth of higher-margin products.

       In 2002, the segment recorded restructuring and other costs, net, of $19.2 million, including $12.2 million of cash costs, primarily for severance, abandoned facilities, and employee retention at businesses being consolidated. The segment also recorded charges to cost of revenues of $1.3 million, primarily for the sale of inventories revalued at the date of acquisition. In addition, the segment realized a net loss of $4.3 million on the sale of assets, principally its Dynex automated diagnostics product line, and wrote down $1.4 million of fixed assets at abandoned facilities. In 2001, the segment recorded restructuring and other costs, net, of $47.9 million, including cash costs of $29.9 million, primarily for severance and abandoned facilities; $8.0 million of asset writedowns; $6.9 million of charges to cost of revenues, principally for discontinued product lines; a charge of $3.4 million for the writeoff of in-process research and development at an acquired business; $0.7 million of noncash severance costs; and $1.0 million of gains on the sale of a small business unit and a product line (Note 15).

<

>


Measurement and Control

                                                                                               2002           2001        Change
                                                                                             --------       --------      ------
                                                                                                   (Dollars in thousands)

       Revenues                                                                              $636,025       $705,093       (9.8%)
       Operating Income Margin                                                                   7.2%           2.2%        5.0%


       Sales in the Measurement and Control segment decreased $69.1 million, or 10%, to $636.0 million in 2002. Sales decreased $29.4 million due to divestitures, net of acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $8.3 million in 2002. In addition to the changes in revenue resulting from divestitures, acquisitions, and currency translation, revenues decreased $48.0 million, or 7%, primarily due to weaker demand. The decrease was due to a decline in revenues in each of the segment's principal businesses, particularly the control technologies business, where over half of the decrease occurred. The weaker demand was primarily due to economic conditions facing customers, particularly in the semiconductor, energy, and steel industries. The decrease in revenues was offset in part by a $26.8 million sale of explosives-detection equipment in the fourth quarter of 2002 following a congressional mandate to begin screening all checked airline baggage in the United States by the end of 2002.

       The principal divestitures by the segment included the July 2002 sale of Thermo BLH and Thermo Nobel, which manufacture and sell strain-gauges, and were placed for sale in 2001 (Note 2); the August 2001 sale of its Pharos Marine unit, which manufactures and sells marine-navigation equipment; the April 2001 sale of the CAC and Mid South businesses, which provide the oil and gas industry with wellhead safety and control products; and the July 2001 sale of its ThermoMicroscopes unit, a manufacturer of scanning probe microscopes. The principal acquisition by the segment was the July 2002 purchase of the radiation-monitoring products business of Saint-Gobain Corporation (Note 2).

       Operating income margin increased to 7.2% in 2002 from 2.2% in 2001. Operating income margin was affected by goodwill amortization of $11.9 million in 2001. Goodwill amortization was discontinued in 2002 as a result of the adoption of SFAS No. 142. Operating income was also affected by restructuring and other costs, net, of $13.6 million and $46.0 million in 2002 and 2001, respectively. The increase in operating income margin resulted primarily from lower restructuring and other costs, the discontinuance of goodwill amortization in 2002, and the effects of cost reduction and productivity measures undertaken in 2001 and 2002, offset in part by the decrease in revenues.

       In 2002, the segment recorded restructuring and other charges, net, of $13.6 million, including $20.4 million of cash costs, principally for severance, abandoned facilities, and employee retention. In addition, the segment recorded $8.7 million of net gains, primarily from the sale of businesses, principally its Thermo BLH and Thermo Nobel subsidiaries. In 2002, the segment recorded charges to cost of revenues of $1.4 million for the sale of inventories revalued at the date of acquisition and $0.5 million of asset writedowns. In 2001, the segment recorded restructuring and other costs, net, of $46.0 million including $21.2 million of cash costs, primarily for severance, abandoned facilities, and other exit costs; $12.0 million, net, for the loss on sale of businesses or writedowns of businesses subsequently sold; $9.2 million of charges to cost of revenues, principally for discontinued product lines; $3.5 million of asset writedowns; $1.0 million for impairment of a note receivable; and $0.2 million of other costs. These charges were offset in part by a gain of $1.1 million on the sale of a building (Note 15).

<

>



Optical Technologies

                                                                                               2002           2001        Change
                                                                                             --------       --------      ------
                                                                                                   (Dollars in thousands)

       Revenues                                                                              $258,640       $323,888      (20.1%)
       Operating Income Margin                                                                 (12.0%)        (13.4%)       1.4%


       Sales in the Optical Technologies segment decreased $65.2 million, or 20%, to $258.6 million in 2002. The unfavorable effects of currency translation resulted in a decrease in revenues of $2.7 million in 2002. Sales decreased $2.5 million due to divestitures. In addition to the changes in revenue resulting from currency translation and divestitures, revenues decreased $60.0 million, or 19%, primarily due to weaker demand. The weaker demand was due to a severe slowdown in the semiconductor and other industrial markets that has adversely affected all of the segment's principal businesses.

       In the third quarter of 2002, following the company's acquisition of the remaining minority interest in Spectra-Physics, the company conformed this division's backlog policy to the prevailing practice at the company's other businesses of including in backlog only product orders that are expected to ship within six months. Spectra-Physics' historical practice had been to include orders expected to ship within 12 months. This change resulted in a reduction of backlog of $39.3 million. Excluding the effect of this change, the segment's backlog decreased 40% during 2002, and totaled $55.8 million as of December 28, 2002.

       Operating income margin was negative 12.0% in 2002, compared with negative 13.4% in 2001. Operating income margin was affected by goodwill amortization of $2.0 million in 2001. Goodwill amortization was discontinued in 2002 as a result of the adoption of SFAS No. 142. Operating income was also affected by restructuring and other costs, net, of $25.9 million and $53.3 million in 2002 and 2001, respectively. The increase in operating income margin resulted primarily from lower restructuring and other costs, the discontinuance of goodwill amortization in 2002, and the effect of cost reduction and productivity measures undertaken in 2001 and 2002, offset in part by lower revenues at each of the segment's principal businesses, particularly the lasers business.

       In 2002, the segment recorded restructuring and other charges, net, of $25.9 million, including $9.7 million of cash costs, principally for severance and abandoned-equipment leases associated with suspended telecom initiatives. The cash costs also included $0.7 million for the settlement of litigation. In addition, this segment wrote off assets totaling $8.8 million, primarily for abandoned telecommunication and other manufacturing equipment. The segment also recorded a charge of $0.8 million resulting from employee options to purchase shares of Spectra-Physics becoming options to purchase shares of Thermo Electron following the acquisition of the minority interest in this business in February 2002 (Note 16). In 2002, the segment also recorded $6.5 million of charges to cost of revenues for two discontinued product lines, and a charge of $0.1 million for the loss on sale of a small business unit. In 2001, the segment recorded restructuring and other costs, net, of $53.3 million including $24.2 million of asset writedowns, principally fixed assets associated with telecommunication initiatives; $19.1 million of cash costs for severance, lease obligations for abandoned equipment and facilities, litigation loss, and other exit costs; $9.9 million of charges to cost of revenues for inventory writedowns; and a charge of $0.1 million, net, for the sale of a small business unit and a facility (Note 15).

Other Income, Net

       The company reported other income, net, of $131.0 million and $38.2 million in 2002 and 2001, respectively (Note 4). Interest income decreased to $47.9 million in 2002 from $68.5 million in 2001, primarily due to lower invested cash balances following the repurchase and redemption of company securities, acquisitions and, to a lesser extent, lower prevailing interest rates. Interest expense decreased to $40.9 million in 2002 from $71.8 million in 2001 as a result of the redemption, maturity, and repurchase of debentures, as well as entering into interest-rate swap arrangements, offset in part by interest on borrowings under securities-lending arrangements (Note 10).

<

>


       During 2002 and 2001, the company had gains on investments, net, of $123.1 million and $35.6 million, respectively. The gains included $111.4 million and $35.1 million in 2002 and 2001, respectively, from the sale of shares of FLIR. Of the total gain from the sale of FLIR shares, $31.0 million and $14.2 million in 2002 and 2001, respectively, represent a recovery of amounts written down in prior years. Gains on investments in 2001 were reduced by a charge of $2.8 million to write down two available-for-sale securities due to impairment that the company deemed other than temporary. The company recorded income from equity in earnings of unconsolidated subsidiaries of $2.5 million in 2002 and $4.7 million in 2001, primarily related to the investment in FLIR through the first quarter of 2002. In 2001, other income, net, included $0.5 million of other expense, principally currency losses. In addition, the company repurchased and redeemed debentures, resulting in a charge of $1.5 million in 2002 and a gain of $1.7 million in 2001.

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

Minority Interest Income

       Minority interest income of $0.3 million and $5.8 million in 2002 and 2001, respectively, represents minority shareholders' allocable share of losses at Spectra-Physics through the date on which the company acquired the minority interest in this subsidiary in February 2002 (Note 16).

Income from Continuing Operations

       Income from continuing operations before cumulative effect of change in accounting principle was $194.4 million in 2002, compared with $50.7 million in 2001. Results in both periods were affected by restructuring, gains on the sale of FLIR shares, and other items, discussed above. Results were also affected by the absence of goodwill in 2002.

Cumulative Effect of Change in Accounting Principle

       The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in the first quarter of 2001, and recorded an after-tax charge of $1.0 million representing the cumulative effect of the change in accounting principle.

Discontinued Operations

       During 2002, primarily as a result of new tax regulations concerning deductible losses from divested businesses, the company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $46.6 million. In addition, in 2002 the company sold its Trophy Radiologie business for approximately $51 million in cash and, principally as a result of this transaction, recorded an after-tax gain of $17.4 million. Also, the company sold the last remaining component of its former power-generation business in 2002 and realized a gain from the disposition totaling $13.0 million, primarily for previously unrecognized tax benefits that were realized upon the sale.

       In February 2001, the company sold its interest in Thermo Cardiosystems to Thoratec in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions, which lapsed in August 2002, limited the timing of the company's ability to sell these shares. The company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations.

<

>


Following a sale of shares in February 2002 for net proceeds of $104 million and an after-tax gain of $38.4 million, the company owned less than 20% of Thoratec's outstanding shares and began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002, with unrealized gains or losses recorded as part of accumulated other comprehensive items in the accompanying balance sheet (Note 16).

       In 2001, the company sold a substantial portion of its discontinued power-generation business for net proceeds of $249 million and realized an after-tax gain of $15.6 million on the disposition.

Liquidity and Capital Resources

       Consolidated working capital was $710.5 million at December 31, 2003, compared with $667.8 million at December 28, 2002. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $418.2 million at December 31, 2003, compared with $875.5 million at December 28, 2002. This decrease was due to cash of $665.6 million used in financing activities, offset in part by cash provided by operating and investing activities, as discussed below.

2003

       Cash provided by operating activities was $216.7 million during 2003, including $223.4 million provided by continuing operations and $6.7 million used by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $38.5 million, net of taxes, in 2003. Decreases in inventories and accounts receivable of $28.3 million and $18.1 million, respectively, resulted from continuing efforts to improve working capital. The use of cash of $6.7 million for discontinued operations was principally due to the payment of liabilities, including settlement of litigation and lease payments on abandoned facilities.

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $25.2 million for restructuring costs at December 31, 2003. The company expects to pay approximately $10.5 million of this amount for severance, employee retention, and other costs primarily through 2004. The balance of $14.7 million will be paid for lease obligations over the remaining terms of the leases, with approximately 82% to be paid through 2005 and the remainder through 2016. In addition, at December 31, 2003, the company had accrued $15.8 million for acquisition expenses. Accrued acquisition expenses included $5.3 million of severance and relocation obligations, which the company expects to pay primarily through 2004. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During 2003, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included acquisitions, the purchase of property, plant, and equipment, and collection of a note receivable. The company expended $134.9 million, net of cash acquired, for acquisitions (Note 2). The company expended $39.5 million for purchases of property, plant, and equipment, net of dispositions. In April and June 2003, the company received aggregate cash payments of $75.6 million, including $69.1 million of principal payments, plus interest, from Trimble Navigation Limited as complete and early payment of Trimble's note to the company (Note 2).

       The company's financing activities used $665.6 million of cash during 2003, including $661.9 million for continuing operations. During 2003, the company's continuing operations expended $377.0 million to reduce short-term notes payable. The company received net proceeds of $75.0 million from the exercise of employee stock options. During 2003, the company expended $268.1 million to redeem its debt securities (Note 10). In addition, the company expended $88.9 million to repurchase its debt and equity securities, of which $57.8 million was used to repurchase 3.0 million shares of the company's common stock. As of March 1, 2004, the company had approximately $100.0 million remaining under Board of Directors' authorizations to repurchase its own securities through February 25, 2005. The debt repurchases and redemptions have been made with the objective of reducing interest costs.


<

>


2002

       Cash provided by operating activities was $110.3 million during 2002, including $119.8 million provided by continuing operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $44.2 million, net of taxes, in 2002. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $64.2 million, including $44.8 million of income tax payments and $10.8 million of accrued interest, principally due to the debt redemptions discussed in Note
10. The income tax payments included approximately $39.0 million related to gains on investments. The use of cash of $9.5 million from discontinued operations was principally due to the payment of liabilities, primarily for the settlement of litigation, including a patent-infringement matter (Note 11), offset in part by cash from tax benefits associated with discontinued operations.

       During 2002, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the sale of other investments, acquisitions and divestitures, the collection of notes receivable, the purchase of shares of a majority-owned subsidiary, and the purchase of property, plant, and equipment. The company's continuing operations received proceeds of $65.5 million from the sale of other investments, principally shares of FLIR (Note 4), and proceeds of $23.6 million from the sale of businesses, net of cash divested (Note 2). In addition, the company's continuing operations expended $78.7 million for acquisitions (Note 2), $23.2 million to purchase the remaining minority-owned shares of its Spectra-Physics subsidiary (Note 16), and $40.2 million for purchases of property, plant, and equipment, net of dispositions. The company's continuing operations collected $76.4 million from notes receivable, which included the repayment of Viasys Healthcare's $33.4 million principal amount note in May 2002, the August 2002 repayment of a $25.0 million principal amount note receivable related to the sale of a business in 2000, and partial repayment from Trimble Navigation Limited in March 2002 (Note 2). During 2002, investing activities of the company's discontinued operations provided $151.0 million of cash, primarily representing proceeds of $104 million from the sale of Thoratec common stock and the sale of Trophy Radiologie (Note 16).

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

2001

       Cash provided by operating activities was $190.4 million in 2001, including $186.4 million from continuing operations. Accounts receivable used $19.0 million of cash, principally as a result of strong fourth quarter revenue growth in 2001 over the fourth quarter of 2000 at the company's Life and Laboratory Sciences segment. Accounts payable decreased $19.1 million, primarily due to a lower volume of purchasing activities resulting from slowdowns in several businesses. Other current liabilities increased by $52.5 million, including $39.7 million of restructuring reserves and $10.2 million of accrued interest, due to the timing of payments.

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

Off-Balance Sheet Arrangements

       The company does not use special purpose entities or other off-balance-sheet financing arrangements except for letters of credit, surety bonds, and guarantees disclosed in the table below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds, and other guarantees, $24.5 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold (Note 11). The balance relates to guarantees of the company's own performance, primarily in the ordinary course of business.

Contractual Obligations and Other Commercial Commitments

       The table below summarizes, by period due or expiration of commitment, the company's contractual obligations and other commercial commitments as of December 31, 2003, which are principally for its continuing operations.


                                                                Payments Due by Period or Expiration of Commitment
                                                  ------------------------------------------------------------------------------
                                                                    2005 and         2007 and          2009 and
                                                      2004              2006             2008        Thereafter            Total
                                                  --------          --------         --------        ----------         --------
                                                                                 (In thousands)
       Contractual Obligations and Other
        Commercial Commitments:
           Long-term debt obligations             $  4,676          $  1,371         $215,383          $  3,370         $224,800
           Capital lease obligations                 1,205             2,069            2,099             5,217           10,590
           Operating lease obligations              37,793            54,241           30,964            87,758          210,756
           Purchase obligations                     67,022             1,877                8                 -           68,907
                                                  --------          --------         --------          --------         --------

             Total contractual
               obligations                         110,696            59,558          248,454            96,345          515,053
                                                  --------          --------         --------          --------         --------

       Other Commitments:
           Letters of credit and bank
             guarantees                             38,110             6,885              563               232           45,790
           Surety bonds and other
             guarantees                             18,032               742               65             6,479           25,318
                                                  --------          --------         --------          --------         --------

             Total other commitments                56,142             7,627              628             6,711           71,108
                                                  --------          --------         --------          --------         --------

                                                  $166,838          $ 67,185         $249,082          $103,056         $586,161
                                                  ========          ========         ========          ========         ========


       This table excludes $80.3 million of other long-term liabilities, principally pension liabilities, and $11.6 million of deferred income taxes, as these liabilities are not subject to fixed payment schedules.

       The company has no material commitments for purchases of property, plant, and equipment but expects that for 2004, such expenditures will approximate $55 to $65 million.

       The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.


<

>


Forward-looking Statements

       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2004 and beyond to differ materially from those expressed in any forward-looking statements made by us.

       We must develop new products, adapt to rapid and significant technological change, and respond to introductions of new products in order to remain competitive. Our growth strategy includes significant investment in and expenditures for product development. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions, and enhancements and evolving industry standards. Without the timely introduction of new products, services, and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenue and operating results would suffer.

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

       We sell our products and services to a number of companies that operate in cyclical industries, which would adversely affect our results of operations when those industries experience a downturn. The growth and profitability of some of our businesses depend in part on sales to industries that are subject to cyclical downturns. For example, our Optical Technologies segment depends in part on sales to the semiconductor industry, and our Measurement and Control segment depends in part on sales to the steel and cement industries. Slowdowns in these industries would adversely affect sales by these segments, which in turn would adversely affect our revenues and results of operations.

       Our business is impacted by general worldwide economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions worldwide could adversely impact our business in 2004 and beyond, resulting in:

       - reduced demand for some of our products;

       - increased rate of order cancellations or delays;

       - increased risk of excess and obsolete inventories;

       - increased pressure on the prices for our products and services; and

       - greater difficulty in collecting accounts receivable.

<

>


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

<

>


       We have retained contingent liabilities from businesses that we have sold. From 1997 through 2003, we divested over 60 businesses with aggregate annual revenues in excess of $2 billion. As part of these transactions, we retained responsibility for some of the contingent liabilities related to these businesses, such as lawsuits, product liability claims, and potential claims by buyers that representations and warranties we made about the businesses were inaccurate. The resolution of these contingencies has not had a material adverse effect on our results of operations or financial condition; however, we can not be certain that this favorable pattern will continue.

       Our results could be impacted if we are unable to realize potential future benefits from new productivity initiatives. In addition to the real estate consolidations and cost-saving initiatives that we have pursued over the past three years, we are instituting practical process improvement (PPI) programs at our locations to further enhance our productivity, efficiency, and customer satisfaction. While we anticipate continued benefits from these PPI initiatives as well as our continuing sourcing activities, future benefits are expected to be fewer and smaller in size and may be more difficult to achieve.

       Our new branding strategy could be unsuccessful. We historically operated our business largely as autonomous, unaffiliated companies, and as a result, each of our businesses independently created and developed its own brand names. Our new marketing and branding strategy transitions multiple, unrelated brands to two brands, Thermo Electron and Spectra-Physics. Several of our former brands such as Finnigan, Nicolet, and Oriel commanded strong market recognition and customer loyalty. We believe the transition to the two new brands enhances and strengthens our collective brand image and brand awareness across the entire company. Our success in promoting our brands depends on many factors, including effective communication of the transition to our customers, acceptance and recognition by customers of these new brands, and successful execution of the branding campaign by our marketing and sales teams. If we are not successful with this strategy, we may experience erosion in our product recognition, brand image and customer loyalty, and a decrease in demand for our products.

       It may be difficult for us to implement our strategies for improving internal growth. Some of the markets in which we compete have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:

       - finding new markets for our products;

       - developing new applications for our technologies;

       - combining sales and marketing operations in appropriate markets to compete more effectively;

       - allocating research and development funding to products with higher growth prospects;

       - continuing key customer initiatives;

       - strengthening our presence in selected geographic markets; and

       - continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our breadth in product offerings.

       We may not be able to successfully implement these strategies, and these strategies may not result in the growth of our business.

       As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2003, our international revenues from continuing operations, including export revenues from the United States, accounted for approximately

<

>


56% of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In fiscal 2003 and 2002, currency translation had a favorable effect on revenues of our continuing operations of $120.8 million and $28.7 million, respectively, while in fiscal 2001, the unfavorable effects of currency translation decreased revenues of our continuing operations by $46.5 million.

       Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. Further, we may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.

       Moreover, we previously acquired several companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.6 billion as of December 31, 2003. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

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

<

>


Interest Rates

       Certain of the company's short-term available-for-sale investments and long-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase or issuance of the financial instrument. A 10% decrease in year-end 2003 and 2002 market interest rates would result in a negative impact to the company of $1 million and $2 million, respectively, on the net fair value of its interest-sensitive financial instruments.

       In addition, interest rate changes would result in a change in the company's interest expense due to variable-rate debt instruments. A 100-basis-point increase in 90-day LIBOR at December 31, 2003, and December 28, 2002, would increase the company's annual pre-tax interest expense by $1 million and $4 million, respectively.

Currency Exchange Rates

       The company views its investment in international subsidiaries with a functional currency other than the company's reporting currency as long-term. The company's investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company's international subsidiaries are principally denominated in euros, British pounds sterling, and Japanese yen. The effect of a change in currency exchange rates on the company's net investment in international subsidiaries is reflected in the "accumulated other comprehensive items" component of shareholders' equity. A 10% depreciation in year-end 2003 and 2002 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders' equity of $89 million and $76 million, respectively.

       The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2003 and 2002 currency exchange rates related to the company's contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $2.3 million and $3.3 million, respectively. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

       Certain of the company's cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2003 and 2002 currency exchange rates would result in a negative impact of $2.1 million and $1.2 million, respectively, on the company's net income.

Equity Prices

       The company's available-for-sale investment portfolio includes equity securities that are sensitive to fluctuations in price. In addition, the company's convertible obligations are sensitive to fluctuations in the price of the company's common stock. Changes in equity prices would result in changes in the fair value of the company's available-for-sale investments and convertible obligations due to the difference between the current market price and the market price at the date of purchase or issuance of the financial instrument. A 10% decrease in year-end 2003 and 2002 market equity prices would result in a negative impact to the company of $10 million and $9 million, respectively, on the net fair value of its price-sensitive equity financial instruments, principally its available-for-sale investments.

Item 8.    Financial Statements and Supplementary Data

       This data is submitted as a separate section to this report. See Item 15 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


<

>


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

       In June 2002, we changed our independent accountants as reported in our Current Report on Form 8-K dated June 21, 2002.

       Our consolidated financial statements for the fiscal year ended December 29, 2001, were audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of our securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen's audit report.

Item 9A.   Controls and Procedures

       The company's management, with the participation of the company's chief executive officer and chief financial officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that, as of December 31, 2003, the company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

       There have been no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2003, that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.


<

>


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

       The information with respect to directors required by this Item is contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year ("2004 Definitive Proxy Statement") under the headings "Election of Directors" and "Corporate Governance PRINCIPLES AND BOARD MATTERS," and is incorporated in this report by reference.

       The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.

       The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this
Item is contained in our 2004 Definitive Proxy Statement under the heading "Corporate Governance PRINCIPLES AND BOARD MATTERS," and is incorporated in this report by reference. Copies of the audit committee charter, as well as the charters for the compensation committee and nominating and corporate governance committee, are available on our Web site at www.thermo.com. Paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 81 Wyman Street, Waltham, Massachusetts 02451.

       The company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is incorporated in our code of business conduct and ethics that applies to all of our officers, directors, and employees. A copy of our code of business conduct and ethics is available on our Web site at www.thermo.com. We intend to satisfy the SEC's disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information on our Web site. A paper copy of our code of business conduct and ethics may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office.

       In addition, the Board of Directors has adopted corporate governance guidelines of the company. A copy of the company's corporate governance guidelines are available on the company's Web site at www.thermo.com. Paper copies of the corporate governance guidelines may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office.

Item 11.   Executive Compensation

       The information required by this Item is contained in our 2004 Definitive Proxy Statement under the heading "Executive Compensation," and under the sub-heading "Director Compensation" under the heading "Corporate Governance PRINCIPLES AND BOARD MATTERS," and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The information with respect to security ownership of certain beneficial owners and management required by this Item is contained in our 2004 Definitive Proxy Statement under the heading "Stock Ownership," and is incorporated in this report by reference.

       The information with respect to securities authorized for issuance under equity compensation plans is contained in our 2004 Definitive Proxy Statement under the heading "Equity Compensation Plan Information," and is incorporated in this report by reference.

Item 13.   Certain Relationships and Related Transactions

       The information required by this Item is contained in our 2004 Definitive Proxy Statement under the heading "Certain Relationships and Related Transactions," and is incorporated in this report by reference.

Item 14.   Principal Accountant Fees and Services

       The information required by this Item is contained in our 2004 Definitive Proxy Statement under the heading "Independent Public Accountants," and is incorporated in this report by reference.

<

>


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

        (1) Consolidated Financial Statements (see Index on page F-1 of this report):

                Report of Independent Auditors (PricewaterhouseCoopers LLP) Report of Independent Accountants (Arthur Andersen LLP) Consolidated Statement of Operations Consolidated Balance Sheet Consolidated Statement of Cash Flows Consolidated Statement of Comprehensive Income and Shareholders' Equity Notes to Consolidated Financial Statements

        (2) Consolidated Financial Statement Schedule (see Index on page F-1 of this report):

                Schedule II: Valuation and Qualifying Accounts
                Report of Independent Auditors (PricewaterhouseCoopers LLP) Report of Independent Accountants (Arthur Andersen LLP)

                All other schedules are omitted because they are not applicable or not required, or because the required information is included either in the consolidated financial statements or in the notes thereto.

(b) Reports on Form 8-K

        On October 22, 2003, the company furnished a Current Report on Form 8-K with respect to the company's financial results for the quarter ended September 27, 2003.

(c) Exhibits

        See the Exhibit Index on page 41.


<

>


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 2, 2004                THERMO ELECTRON CORPORATION

                                    By: /s/ Marijn E. Dekkers
                                        -------------------------------------
                                        Marijn E. Dekkers
                                        President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 2, 2004.

Signature                           Title
---------                           -----


By: /s/ Marijn E. Dekkers           President, Chief Executive Officer, and Director
    ------------------------------  (Principal Executive Officer)
    Marijn E. Dekkers

By: /s/ Jim P. Manzi                Chairman of the Board and Director
    ------------------------------
    Jim P. Manzi

By: /s/ Theo Melas-Kyriazi          Vice President and Chief Financial Officer
    ------------------------------  (Principal Financial Officer)
    Theo Melas-Kyriazi

By: /s/ Peter E. Hornstra           Corporate Controller and Chief Accounting Officer
    ------------------------------  (Principal Accounting Officer)
    Peter E. Hornstra

By: /s/ John L. LaMattina           Director
    ------------------------------
    John L. LaMattina

By: /s/ Peter J. Manning            Director
    ------------------------------
    Peter J. Manning

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

  3.2 By-laws of the Registrant, as amended and effective as of November 20, 2003.

                  The Registrant agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to long-term debt of the Registrant or its consolidated subsidiaries.

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

 10.1 Revolving Credit Facility Letters from Barclays Bank PLC in favor of the Registrant and its subsidiaries (filed as Exhibit
                  10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-8002] and incorporated in this document by reference).

 10.2 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference).

 10.3 Thermo Electron Corporation Directors Stock Option Plan, as amended and restated as of May 15, 2003 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.4             Incentive Stock Option Plan of the Registrant (filed as
                  Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated in this document by reference).

 10.5 Thermo Electron Corporation 2003 Annual Incentive Award Plan, effective May 14, 2003 (filed as Appendix B to the Registrant's Definitive Proxy on Schedule 14A for the 2003 Annual Shareholders Meeting [File No. 1-8002] and incorporated in this document by reference).

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

 10.11 Thermo Electron Corporation 2000 Employees Equity Incentive Plan as amended and restated as of May 15, 2003 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 [File No. 1-8002] and incorporated in this document by reference).

                  Each of the plans listed in Exhibits 10.12 to 10.43 originally provided for the grant of options to acquire the shares of the Registrant's formerly majority-owned subsidiaries. In connection with the reorganization of the Registrant commenced in 1999, all of the Registrant's formerly majority-owned subsidiaries were taken private and as a result, these plans were frozen and all of the options originally granted under the plans ultimately became options to purchase shares of Common Stock of the Registrant.

 10.12 Amended and Restated Thermo Electron Corporation - Thermo Information Solutions Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference). (Thermo Information Solutions merged with Thermo Coleman Corporation on September 17, 1999, and Thermo Coleman merged with Thermo Electron on October 15, 1999.)

 10.13 Amended and Restated Thermo Information Solutions Inc. Equity Incentive Plan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference). (Thermo Information Solutions merged with Thermo Coleman Corporation on September 17, 1999, and Thermo Coleman merged with Thermo Electron on October 15, 1999.)

 10.14 Amended and Restated Thermo Coleman Corporation Equity Incentive Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference). (Thermo Coleman merged with Thermo Electron on October 15, 1999.)

 10.15 Nonqualified Stock Option Plan of Thermo Power Corporation, as amended (filed as Exhibit 10(i) to the Quarterly Report on Form 10-Q of Thermo Power for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated in this document by reference). (Thermo Power merged with Thermo Electron on October 28, 1999.)

<

>

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.16 Amended and Restated Trex Communications Corporation Equity Incentive Plan (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference). (Trex Communications merged with ThermoTrex on November 8, 1999, and ThermoTrex merged with Thermo Electron on August 14, 2000.)

 10.17            Equity Incentive Plan of ThermoSpectra Corporation (filed as
                  Exhibit 10.18 to ThermoSpectra's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated in this document by reference). (ThermoSpectra merged with Thermo Instrument on December 9, 1999, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.18            Equity Incentive Plan of Thermo Vision Corporation (filed as
                  Exhibit 10.9 to the Annual Report on Form 10-K of Thermo Vision for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated in this document by reference). (Thermo Vision merged with Thermo Instrument on January 6, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.19 Amended and Restated Thermo Electron Corporation - Thermo Sentron Inc. Nonqualified Stock Option Plan (filed as Exhibit
                  10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Thermo Sentron merged with Thermedics Inc. on April 4, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

 10.20            Equity Incentive Plan of Thermo Sentron Inc. (filed as Exhibit
                  10.7 to Thermo Sentron's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated in this document by reference). (Thermo Sentron merged with Thermedics Inc. on April 4, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

 10.21            Equity Incentive Plan of Thermedics Detection Inc. (filed as
                  Exhibit 10.7 to Thermedics Detection's Registration Statement on Form S-1 [File No. 333-19199] and incorporated in this document by reference). (Thermedics Detection merged with Thermedics on April 12, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

 10.22            Amended and Restated Equity Incentive Plan of Thermedics Inc.
                  (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Thermedics for the quarter ended July 3, 1999 [File No. 1-9567] and incorporated in this document by reference). (Thermedics merged with Thermo Electron on June 30, 2000.)

 10.23 Amended and Restated Equity Incentive Plan of ONIX Systems Inc. (filed as Exhibit 10.11 to the Annual Report on Form 10-K of ONIX for the fiscal year ended January 1, 2000 [File No. 1-13975] and incorporated in this document by reference). (ONIX merged with Thermo Instrument on April 12, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.24 Amended and Restated Equity Incentive Plan of Thermo BioAnalysis Corporation (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Thermo BioAnalysis for the quarter ended July 3, 1999 [File No. 1-12179] and incorporated in this document by reference). (Thermo BioAnalysis merged with Thermo Instrument on April 19, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

<

>

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.25 Amended and Restated Thermo Electron Corporation - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 19, 2000, Thermo BioAnalysis merged with Thermo Instrument Systems Inc. and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

 10.26 Amended and Restated Equity Incentive Plan of Metrika Systems Corporation (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Metrika for the quarter ended July 3, 1999 [File No. 1-13085] and incorporated in this document by reference). (Metrika merged with Thermo Instrument on May 3, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.27 Amended and Restated Thermo Instrument Systems Inc. - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Thermo Instrument for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated in this document by reference). (ThermoQuest merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.28 Amended and Restated Equity Incentive Plan of ThermoQuest Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of ThermoQuest for the quarter ended July 3, 1999 [File No. 1-14262] and incorporated in this document by reference). (ThermoQuest merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.29 Amended and Restated Thermo Electron Corporation - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit
                  10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 11, 2000, ThermoQuest merged with Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

 10.30 Amended and Restated Equity Incentive Plan of Thermo Optek Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Thermo Optek for the quarter ended July 3, 1999 [File No. 1-11757] and incorporated in this document by reference). (Thermo Optek merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.31 Amended and Restated Thermo Electron Corporation - Thermo Optek Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 11, 2000, Thermo Optek merged with Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

 10.32 Equity Incentive Plan of The Randers Killam Group Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Randers Killam for the quarter ended January 3, 1998 [File No. 0-18095] and incorporated in this document by reference). (Randers Killam merged with Thermo TerraTech on May 15, 2000, and Thermo TerraTech merged with Thermo Electron on September 22, 2000.)

<

>

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.33 Amended and Restated Equity Incentive Plan of Thermo Instrument Systems Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Thermo Instrument for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated in this document by reference). (Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.34 Amended and Restated Thermo Instrument Systems Inc. - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q of Thermo Instrument for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated in this document by reference). (Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.35 Amended and Restated Thermo Instrument Systems Inc. - Thermo Optek Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.10 to the Quarterly Report on Form 10-Q of Thermo Instrument for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated in this document by reference). (Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.36 Amended and Restated Nonqualified Stock Option Plan of Thermo Ecotek Corporation (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Thermo Ecotek for the quarter ended July 3, 1999 [File No. 1-13572] and incorporated in this document by reference). (Thermo Ecotek merged with Thermo Electron on August 10, 2000.)

 10.37 Amended and Restated Nonqualified Stock Option Plan of ThermoTrex Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of ThermoTrex for the quarter ended July 3, 1999 [File No. 1-10791] and incorporated in this document by reference). (ThermoTrex merged with Thermo Electron on August 14, 2000.)

 10.38 Amended and Restated Nonqualified Stock Option Plan of ThermoLase Corporation (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of ThermoLase for the quarter ended July 3, 1999 [File No. 1-13104] and incorporated in this document by reference). (ThermoLase merged with Thermo Electron on August 14, 2000.)

 10.39 Amended and Restated Nonqualified Stock Option Plan of Thermo TerraTech Inc. (filed as Exhibit 10.34 to the Annual Report on Form 10-K of Thermo TerraTech for the fiscal year ended April 1, 2000 [File No. 1-09549] and incorporated in this document by reference). (Thermo TerraTech merged with Thermo Electron on September 22, 2000.)

 10.40 Amended and Restated Thermo Electron Corporation - Trex Medical Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Trex Medical merged with Thermo Electron on November 29, 2000.)

 10.41 Amended and Restated Equity Incentive Plan of Trex Medical Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Trex Medical for the quarter ended July 3, 1999 [File No. 1-11827] and incorporated in this document by reference). (Trex Medical merged with Thermo Electron on November 29, 2000.)

 10.42            1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as
                  Exhibit 10.6 of Amendment No. 1 to Spectra-Physics' Registration Statement on Form S-1 [File No. 333-38329] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)

<

>

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.43            2000 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as
                  Exhibit 10.1 to Spectra-Physics' Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-23461] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)

 10.44 Description of Amendments to Certain Stock Option Plans made in February 2002 (filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.45 Form of Indemnification Agreement between the Registrant and the directors and officers of its majority-owned subsidiaries (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

 10.46 Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

 10.47 Amended and Restated Employment Agreement between the Registrant and Mr. Marijn Dekkers (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 12, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.48 Amended and Restated Employment Agreement between the Registrant and Mr. Richard F. Syron (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 12, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.49 Employment Offer Letter dated October 3, 2000, between the Registrant and Mr. Guy Broadbent (filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [File No. 1-8002] and incorporated in this document by reference).

 10.50 Amendment to Amended and Restated Employment Agreement dated as of March 14, 2001, between the Registrant and Mr. Richard
                  F. Syron (filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [File No. 1-8002] and incorporated in this document by reference).

 10.51 Plan and Agreement of Distribution dated August 3, 2001, between the Registrant and Kadant Inc. (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated August 6, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.52 Tax Matters Agreement effective as of August 8, 2001, between the Registrant and Kadant Inc. (filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated August 6, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.53 Transition Services Agreement dated August 3, 2001, between the Registrant and Kadant Inc. (filed as Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated August 6, 2001 [File No. 1-8002] and incorporated in this document by reference).

<

>

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.54 Amendment to the Plan and Agreement of Distribution dated December 27, 2001, between the Registrant and Kadant Inc. (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.55 Plan and Agreement of Distribution dated November 15, 2001, between the Registrant and Viasys Healthcare Inc. (filed as
                  Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated November 15, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.56 Tax Matters Agreement dated November 15, 2001, between the Registrant and Viasys Healthcare Inc. (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated November 15, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.57 Transition Services Agreement dated November 15, 2001, between the Registrant and Viasys Healthcare Inc. (filed as Exhibit
                  99.4 to the Registrant's Current Report on Form 8-K dated November 15, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.58 Employment Agreement dated as of November 29, 2001, between the Registrant and Mr. Marc N. Casper (filed as Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.59 Letter Agreement dated as of November 27, 2001, among SPX Corporation, Kendro Laboratory Products, L.P., the Registrant, and Mr. Marc N. Casper (filed as Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.60 Master Securities Loan Agreement between Thermo Electron Corporation and JPMorgan Chase Bank (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.61 Master Securities Loan Agreement between Thermo Electron Corporation and ABN AMRO Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.62 Amended and Restated 364-Day Credit Agreement among the Registrant, the Several Lenders thereto, Barclays Bank Plc, as Lead Arranger, Book Runner and Administrative Agent, ABN AMRO Bank N.V., as Lead Arranger and Syndication Agent, and Fleet National Bank and JPMorgan Chase Bank, as co-documentation agents, dated as of December 19, 2003.

 10.63 Three-Year Credit Agreement among the Registrant, the Several Lenders thereto, Barclays Bank Plc, as Lead Arranger, Book Runner and Administrative Agent, ABN AMRO Bank N.V., as Lead Arranger and Syndication Agent, and Fleet National Bank and JPMorgan Chase Bank, as co-documentation agents, dated as of December 20, 2002 (filed as Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).

<

>

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.64 Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.65 Form of Executive Change in Control Retention Agreement dated November 19, 2003, between the Registrant and its executive officers (other than Mr. Marijn Dekkers) and certain other key employees.

 10.66 Form of Executive Severance Agreement dated November 19, 2003, between the Registrant and its executive officers (other than Mr. Marijn Dekkers) and certain other key employees.

 10.67 Restricted Stock Agreement dated February 26, 2003, by and between the Registrant and Mr. Marc Casper.

 10.68 Restricted Stock Units Agreement dated November 19, 2003, by and between the Registrant and Mr. Marc Casper.

 10.69 Severance Agreement dated November 26, 2003, between the Registrant and Mr. Barry Howe.

 10.70 Letter Agreement dated December 12, 2003, between the Registrant and Mr. Richard Syron.

 10.71 Restricted Stock Agreement dated December 12, 2003, by and between the Registrant and Mr. Jim Manzi.

 10.72 Stock Option Agreement dated December 12, 2003, by and between the Registrant and Mr. Jim Manzi.

 10.73 Form of Thermo Electron Corporation Restricted Stock Agreement for Chief Executive Officer dated January 7, 2004, between the Registrant and Mr. Marijn Dekkers.

 10.74 Letter Agreement dated February 11, 2004, between the Registrant and Mr. Marijn Dekkers.

 10.75 Restricted Stock Agreement dated February 26, 2004, by and between the Registrant and Mr. Peter Wilver.

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

<

>

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------

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

>


                           THERMO ELECTRON CORPORATION

                           ANNUAL REPORT ON FORM 10-K
             INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

       The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

                                                                                                                         Page
                                                                                                                         ----

Report of Independent Auditors on financial statements at December 31, 2003, and for the two years then ended            F-2

Report of Independent Accountants on financial statements at December 29, 2001, and for the year then ended              F-3

Consolidated Statement of Operations for the years ended December 31, 2003, December 28, 2002, and December 29,
     2001                                                                                                                F-4

Consolidated Balance Sheet as of December 31, 2003, and December 28, 2002                                                F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2003, December 28, 2002, and December 29,
     2001                                                                                                                F-7

Consolidated Statement of Comprehensive Income and Shareholders' Equity for the years ended December 31, 2003,
     December 28, 2002, and December 29, 2001                                                                            F-9

Notes to Consolidated Financial Statements                                                                               F-11


       The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a):
                                                                                                                         Page
                                                                                                                         ----

Schedule II - Valuation and Qualifying Accounts                                                                          F-59

Report of Independent Auditors at December 31, 2003, and for the two years then ended                                    F-60

Report of Independent Accountants at December 29, 2001, and for the year then ended                                      F-61

Note:  All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or in the notes thereto.




<

>


                           THERMO ELECTRON CORPORATION

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Thermo Electron Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of cash flows, and statements of comprehensive income and shareholders' equity present fairly, in all material respects, the financial position of Thermo Electron Corporation and its subsidiaries as of December 31, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the company for the year ended December 29, 2001, prior to the revisions discussed in Notes 1 and 3, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 7, 2002, except with respect to the matters discussed in Note 19, as to which the date is February 25, 2002. The discussion of the subsequent events discussed in Note 19 in 2001, is now included in Note 1 and Note 10.

As disclosed in Note 1 to the consolidated financial statements, the company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001 and the company also changed the manner in which it accounts for gains and losses on the early retirement of debt upon the adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" on December 29, 2002.

As discussed above, the consolidated financial statements of Thermo Electron Corporation for the year ended December 29, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been restated to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the company on December 30, 2001. These financial statements have also been restated to reflect the change in the manner in which the company accounts for gains and losses on the early retirement of debt as required by Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which the company adopted on December 29, 2002. As described in Note 3, these financial statements have also been restated to reflect the change in the composition of the company's reportable segments. We audited the transitional disclosures and the restatement of gains and losses on the early retirement of debt for 2001 described in Note
1. We also audited the adjustments described in Note 3 that were applied to restate the 2001 consolidated financial statements. In our opinion, all such adjustments and transitional disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the company other than with respect to such adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.




PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2004

<

>


                           THERMO ELECTRON CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSSUED BY ARTHUR ANDERSEN LLP.

AS DISCUSSED IN NOTE 1, THERMO ELECTRON CORPORATION HAS RESTATED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 29, 2001, TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," AND TO REFLECT THE CHANGE IN THE MANNER IN WHICH THERMO ELECTRON CORPORATION ACCOUNTS FOR GAINS AND LOSSES ON THE EARLY RETIREMENT OF DEBT as required by Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which the company adopted on December 29, 2002 AND AS DISCUSSED IN NOTE 3, THERMO ELECTRON CORPORATION HAS RESTATED ITS BUSINESS SEGMENT INFORMATION TO REFLECT A TRANSFER OF MANAGEMENT RESPONSIBILITY FOR SEVERAL BUSINESSES BETWEEN SEGMENTS. THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES, THE RECLASSIFICATION OF GAINS AND LOSSES ON THE EARLY RETIREMENT OF DEBT, AND THE CHANGE IN BUSINESS SEGMENT INFORMATION WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

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

                                                     Arthur Andersen LLP

Boston, Massachusetts
February 7, 2002 (except with respect
to the matters discussed in Note 19*, as to which the date is February 25, 2002)

*The company's consolidated balance sheets as of December 29, 2001, and December 30, 2000, and the consolidated statements of operations, cash flows, and comprehensive loss and shareholders' investment for the years ended December 30, 2000, and January 1, 2000, are not included in this Form 10-K. Additionally, the discussion of the adoption of Staff Accounting Bulletin No. 101 discussed in Note 16 in 2001, is now included in Note 1 and the discussion of the subsequent events discussed in Note 19 in 2001, is now included in Note 1 and Note 10.


<

>


                           THERMO ELECTRON CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands except per share amounts)


                                                                                            2003            2002            2001
                                                                                         ----------      ----------      ----------

Revenues (Notes 1 and 3)                                                                 $2,097,135      $2,086,355      $2,188,210
                                                                                         ----------      ----------      ----------

Costs and Operating Expenses:
 Cost of revenues (Note 15)                                                               1,149,120       1,158,979       1,229,588
 Selling, general, and administrative expenses                                              568,138         564,656         620,104
 Research and development expenses                                                          146,394         155,121         171,614
 Restructuring and other costs, net (Note 15)                                                48,709          52,146         132,702
                                                                                         ----------      ----------      ----------

                                                                                          1,912,361       1,930,902       2,154,008
                                                                                         ----------      ----------      ----------

Operating Income                                                                            184,774         155,453          34,202
Other Income, Net (Notes 4 and 15)                                                           33,859         131,041          38,177
                                                                                         ----------      ----------      ----------

Income from Continuing Operations Before Provision for Income Taxes, Minority
 Interest, and Cumulative Effect of Change in Accounting Principle                          218,633         286,494          72,379
Provision for Income Taxes (Note 6)                                                         (45,936)        (92,465)        (27,566)
Minority Interest Income                                                                          -             331           5,840
                                                                                         ----------      ----------      ----------

Income from Continuing Operations Before Cumulative Effect of Change in Accounting
 Principle                                                                                  172,697         194,360          50,653
Gain (Loss) on Disposal of Discontinued Operations, Net (net of income tax provision of $8,141 in 2003; includes tax benefit of $21,008 and $22,741 in 2002 and 2001;
 Note 16)                                                                                    27,312         115,370         (50,440)
                                                                                         ----------      ----------      ----------

Income Before Cumulative Effect of Change in Accounting Principle                           200,009         309,730             213
Cumulative Effect of Change in Accounting Principle (net of income tax benefit of
 $663; Note 1)                                                                                    -               -            (994)
                                                                                         ----------      ----------      ----------

Net Income (Loss)                                                                        $  200,009      $  309,730      $     (781)
                                                                                         ==========      ==========      ==========

Earnings per Share from Continuing Operations Before Cumulative Effect of Change in
 Accounting Principle (Note 7)
    Basic                                                                                $     1.06      $     1.15      $      .28
                                                                                         ==========      ==========      ==========
    Diluted                                                                              $     1.04      $     1.12      $      .28
                                                                                         ==========      ==========      ==========

Earnings (Loss) per Share (Note 7)
    Basic                                                                                $     1.23      $     1.84      $        -
                                                                                         ==========      ==========      ==========
    Diluted                                                                              $     1.20      $     1.73      $        -
                                                                                         ==========      ==========      ==========

Weighted Average Shares (Note 7)
    Basic                                                                                   162,713         168,572         180,560
                                                                                         ==========      ==========      ==========
    Diluted                                                                                 170,730         186,611         183,916
                                                                                         ==========      ==========      ==========




                     The accompanying notes are an integral part of these consolidated financial statements.


<

>


                           THERMO ELECTRON CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                                                          2003            2002
                                                                                                       ----------      ----------

Assets
Current Assets:
 Cash and cash equivalents                                                                             $  303,912      $  339,038
 Short-term available-for-sale investments, at quoted market value (Notes 4 and 9)                        114,326         536,430
 Accounts receivable, less allowances of $26,102 and $25,576                                              460,926         429,740
 Inventories (Note 15)                                                                                    343,758         332,804
 Deferred tax assets (Note 6)                                                                             113,167          79,057
 Other current assets                                                                                      59,167          54,490
                                                                                                       ----------      ----------

                                                                                                        1,395,256       1,771,559
                                                                                                       ----------      ----------

Property, Plant, and Equipment, at Cost, Net (Note 15)                                                    300,702         272,908
                                                                                                       ----------      ----------

Other Assets (Note 2)                                                                                     135,834         190,803
                                                                                                       ----------      ----------

Goodwill (Notes 2 and 15)                                                                               1,557,177       1,416,205
                                                                                                       ----------      ----------

                                                                                                       $3,388,969      $3,651,475
                                                                                                       ==========      ==========



<

>


                           THERMO ELECTRON CORPORATION

                    CONSOLIDATED BALANCE SHEET - (Continued)
                       (In thousands except share amounts)

                                                                                                          2003            2002
                                                                                                       ----------      ----------

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term obligations and current maturities of long-term obligations (Note 10)                      $   45,981      $  484,480
 Accounts payable                                                                                         114,206         111,994
 Accrued payroll and employee benefits                                                                    100,706          97,856
 Accrued income taxes                                                                                     100,163          44,519
 Deferred revenue                                                                                          65,224          58,490
 Accrued restructuring costs (Note 15)                                                                     25,198          41,579
 Other accrued expenses (Note 2)                                                                          184,502         170,996
 Net liabilities of discontinued operations (Note 16)                                                      48,813          93,806
                                                                                                       ----------      ----------

                                                                                                          684,793       1,103,720
                                                                                                       ----------      ----------

Deferred Income Taxes (Note 6)                                                                             11,589          10,144
                                                                                                       ----------      ----------

Other Long-term Liabilities (Note 5)                                                                       80,272          55,993
                                                                                                       ----------      ----------

Long-term Obligations (Note 10):
 Senior notes                                                                                             137,874         141,032
 Subordinated convertible obligations                                                                      77,234         304,549
 Other                                                                                                     14,401           5,760
                                                                                                       ----------      ----------

                                                                                                          229,509         451,341
                                                                                                       ----------      ----------

Commitments and Contingencies (Note 11)

Shareholders' Equity (Notes 5 and 12):
 Preferred stock, $100 par value, 50,000 shares authorized; none issued Common stock, $1 par value, 350,000,000 shares authorized; 175,479,994 and
    169,952,419 shares issued                                                                             175,480         169,952
 Capital in excess of par value                                                                         1,298,881       1,212,145
 Retained earnings                                                                                      1,019,420         819,411
 Treasury stock at cost, 10,416,770 and 7,098,501 shares                                                 (192,469)       (129,675)
 Deferred compensation                                                                                     (2,834)         (4,852)
 Accumulated other comprehensive items (Note 8)                                                            84,328         (36,704)
                                                                                                       ----------      ----------

                                                                                                        2,382,806       2,030,277
                                                                                                       ----------      ----------

                                                                                                       $3,388,969      $3,651,475
                                                                                                       ==========      ==========





                     The accompanying notes are an integral part of these consolidated financial statements.


<

>


                           THERMO ELECTRON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                          2003            2002            2001
                                                                                       ---------       ---------       ---------

Operating Activities
 Net income (loss)                                                                     $ 200,009       $ 309,730       $    (781)
 (Gain) loss on disposal of discontinued operations, net (Note 16)                       (27,312)       (115,370)         50,440
                                                                                       ---------       ---------       ---------

 Income from continuing operations                                                       172,697         194,360          49,659

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                       58,548          56,376          98,521
      Noncash restructuring and other costs, net (Note 15)                                 6,365          11,750          41,144
      Provision for losses on accounts receivable                                          2,123           4,114           6,316
      Equity in earnings of unconsolidated subsidiaries                                     (490)         (2,533)         (4,699)
      Change in deferred income taxes                                                    (16,123)         23,770         (16,751)
      (Gain) loss on sale of businesses (Notes 2 and 15)                                   4,590          (2,484)         10,943
      Gain on investments, net (Notes 4, 9, and 15)                                      (35,536)       (123,134)        (35,579)
      Minority interest income                                                                 -            (331)         (5,840)
      Cumulative effect of change in accounting principle, net of income
        tax benefit (Note 1)                                                                   -               -             994
      Other                                                                                6,467          15,136          32,692
      Changes in current accounts, excluding the effects of
        acquisitions and dispositions:
          Accounts receivable                                                             18,065           4,535         (19,041)
          Inventories                                                                     28,289          21,470           7,724
          Other current assets                                                              (819)          9,888         (13,097)
          Accounts payable                                                               (13,286)         (8,000)        (19,082)
          Other current liabilities                                                       (7,499)        (85,164)         52,508
                                                                                       ---------       ---------       ---------

            Net cash provided by continuing operations                                   223,391         119,753         186,412
            Net cash provided by (used in) discontinued operations                        (6,672)         (9,462)          4,025
                                                                                       ---------       ---------       ---------

            Net cash provided by operating activities                                    216,719         110,291         190,437
                                                                                       ---------       ---------       ---------

Investing Activities
 Proceeds from maturities of available-for-sale investments                              349,229         217,011         250,345
 Proceeds from sale of available-for-sale investments (Note 4)                           116,346         122,094         248,036
 Purchases of available-for-sale investments                                                (179)            (83)       (680,337)
 Proceeds from sale of other investments (Note 4)                                          2,257          65,540          43,255
 Acquisitions, net of cash acquired (Note 2)                                            (134,924)        (78,683)        (14,130)
 Purchases of property, plant, and equipment                                             (46,136)        (51,212)        (84,799)
 Proceeds from sale of property, plant, and equipment                                      6,685          11,016          11,638
 Collection of notes receivable (Note 2)                                                  69,136          76,392               -
 Proceeds from sale of businesses, net of cash divested (Note 2)                          16,427          23,559          46,767
 Acquisition of minority interests of subsidiaries (Note 16)                                   -         (23,212)        (69,528)
 Advance to affiliates                                                                         -               -         (16,088)
 Increase in other assets                                                                 (6,634)        (12,951)         (5,077)
 Other                                                                                    (1,078)            618          (3,616)
                                                                                       ---------       ---------       ---------

            Net cash provided by (used in) continuing operations                         371,129         350,089        (273,534)
            Net cash provided by discontinued operations                                   7,661         150,991         447,654
                                                                                       ---------       ---------       ---------

            Net cash provided by investing activities                                    378,790         501,080         174,120
                                                                                       ---------       ---------       ---------


<

>


                           THERMO ELECTRON CORPORATION

               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (In thousands)

                                                                                          2003            2002            2001
                                                                                       ---------       ---------       ---------

Financing Activities
 Redemption and repayment of long-term obligations (Note 10)                           $(271,109)      $(598,050)      $ (43,129)
 Purchases of company and subsidiary common stock and subordinated
    convertible debentures (Note 10)                                                     (88,871)       (334,152)       (511,393)
 Increase (decrease) in short-term notes payable                                        (377,007)        311,134         (16,870)
 Net proceeds from issuance of company common stock (Note 5)                              75,049          25,335          69,873
 Other                                                                                        40           3,001          (1,511)
                                                                                       ---------       ---------       ---------

            Net cash used in continuing operations                                      (661,898)       (592,732)       (503,030)
            Net cash used in discontinued operations                                      (3,708)           (234)       (193,283)
                                                                                       ---------       ---------       ---------

            Net cash used in financing activities                                       (665,606)       (592,966)       (696,313)
                                                                                       ---------       ---------       ---------

Exchange Rate Effect on Cash of Continuing Operations                                     34,965          14,986          (3,760)
Exchange Rate Effect on Cash of Discontinued Operations                                      (23)            476           4,464
                                                                                       ---------       ---------       ---------

Increase (Decrease) in Cash and Cash Equivalents                                         (35,155)         33,867        (331,052)
Cash and Cash Equivalents at Beginning of Year                                           339,067         305,200         636,252
                                                                                       ---------       ---------       ---------

                                                                                         303,912         339,067         305,200
Cash and Cash Equivalents of Discontinued Operations at End of Year                            -             (29)         (7,643)
                                                                                       ---------       ---------       ---------

Cash and Cash Equivalents at End of Year                                               $ 303,912       $ 339,038       $ 297,557
                                                                                       =========       =========       =========

See Note 14 for supplemental cash flow information.






                     The accompanying notes are an integral part of these consolidated financial statements.


<

>


                           THERMO ELECTRON CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            AND SHAREHOLDERS' EQUITY
                       (In thousands except share amounts)

                                                                                         2003            2002            2001
                                                                                      ----------      ----------      ----------

Comprehensive Income
Net Income (Loss)                                                                     $  200,009      $  309,730      $     (781)
                                                                                      ----------      ----------      ----------

Other Comprehensive Items (Note 8):
 Currency translation adjustment                                                         124,711          91,261         (24,606)
 Unrealized gains (losses) on available-for-sale investments, net of
    reclassification adjustment                                                           28,195         (65,894)         20,320
 Unrealized gains (losses) on hedging instruments, net of reclassification
    adjustment                                                                            (1,033)         (2,828)          1,338
 Minimum pension liability adjustment                                                     (6,302)        (21,995)              -
                                                                                      ----------      ----------      ----------

                                                                                         145,571             544          (2,948)
 Minority interest                                                                             -               -             (81)
                                                                                      ----------      ----------      ----------

                                                                                         145,571             544          (3,029)
                                                                                      ----------      ----------      ----------

                                                                                      $  345,580      $  310,274      $   (3,810)
                                                                                      ==========      ==========      ==========

Shareholders' Equity
Common Stock, $1 Par Value:
 Balance at beginning of year (169,952,419; 199,816,264; and 195,877,421
    shares)                                                                           $  169,952      $  199,816      $  195,877
 Issuance of stock under employees' and directors' stock plans
    (5,527,575; 2,136,155; and 3,938,843 shares)                                           5,528           2,136           3,939
 Restoration of stock to authorized but unissued status (32,000,000 shares;
    Note 12)                                                                                   -         (32,000)              -
                                                                                      ----------      ----------      ----------

 Balance at end of year (175,479,994; 169,952,419; and 199,816,264 shares)               175,480         169,952         199,816
                                                                                      ----------      ----------      ----------

Capital in Excess of Par Value:
 Balance at beginning of year                                                          1,212,145       1,758,567       1,681,452
 Activity under employees' and directors' stock plans                                     74,717          31,669          56,542
 Tax benefit related to employees' and directors' stock plans                             12,019           6,696           9,461
 Effect of subsidiaries' equity transactions                                                   -             613          11,112
 Restoration of stock to authorized but unissued status (Note 12)                              -        (585,400)              -
                                                                                      ----------      ----------      ----------

 Balance at end of year                                                                1,298,881       1,212,145       1,758,567
                                                                                      ----------      ----------      ----------

Retained Earnings:
 Balance at beginning of year                                                            819,411         509,681       1,005,857
 Net income (loss)                                                                       200,009         309,730            (781)
 Distribution of Kadant and Viasys Healthcare subsidiaries to
    shareholders (Note 16)                                                                     -               -        (495,395)
                                                                                      ----------      ----------      ----------

 Balance at end of year                                                               $1,019,420      $  819,411      $  509,681
                                                                                      ----------      ----------      ----------


<

>


                           THERMO ELECTRON CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                     AND SHAREHOLDERS' EQUITY - (Continued)
                       (In thousands except share amounts)

                                                                                         2003            2002            2001
                                                                                      ----------      ----------      ----------

Treasury Stock:
 Balance at beginning of year (7,098,501; 23,458,555; and 13,708,863
    shares)                                                                           $ (129,675)     $ (457,475)     $ (246,228)
 Purchases of company common stock (3,033,400; 15,444,000; and 9,179,500
    shares)                                                                              (57,838)       (285,632)       (196,544)
 Activity under employees' and directors' stock plans (284,869; 195,946;
    and 463,695 shares)                                                                   (4,956)         (3,968)        (12,305)
 Receipt of company common stock as repayment of notes receivable
    (106,497 shares)                                                                           -               -          (2,398)
 Restoration of stock to authorized but unissued status (32,000,000
    shares; Note 12)                                                                           -         617,400               -
                                                                                      ----------      ----------      ----------

 Balance at end of year (10,416,770; 7,098,501; and 23,458,555 shares)                  (192,469)       (129,675)       (457,475)
                                                                                      ----------      ----------      ----------

Deferred Compensation (Note 5):
 Balance at beginning of year                                                             (4,852)         (3,157)         (6,640)
 Awards under employees' stock plans                                                      (1,577)         (4,207)           (429)
 Amortization of deferred compensation                                                     2,256           2,272           3,700
 Forfeitures under employees' stock plans                                                  1,339             240             212
                                                                                      ----------      ----------      ----------

 Balance at end of year                                                                   (2,834)         (4,852)         (3,157)
                                                                                      ----------      ----------      ----------

Accumulated Other Comprehensive Items (Note 8):
 Balance at beginning of year                                                            (36,704)        (99,290)        (96,342)
 Other comprehensive items                                                               121,032         (48,080)         (2,948)
 Reclassification of equity interests to available-for-sale investments
    (Notes 4 and 16)                                                                           -         110,666               -
                                                                                      ----------      ----------      ----------

 Balance at end of year                                                                   84,328         (36,704)        (99,290)
                                                                                      ----------      ----------      ----------

                                                                                      $2,382,806      $2,030,277      $1,908,142
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

>


                           THERMO ELECTRON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

       A world leader in high-tech instruments, Thermo Electron Corporation (the company) helps life science, laboratory, and industrial customers advance scientific knowledge, enable drug discovery, improve manufacturing processes, and protect people and the environment with instruments, scientific equipment, services, and software solutions. The company's powerful technologies help researchers make discoveries that will fight disease or prolong life. They automatically monitor and control online production to ensure the quality and safety of raw materials as well as the end products. And they are critical components embedded as enabling technologies within scientific and industrial devices.

Principles of Consolidation

       The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Presentation

       During 2000 and 2001, the company completed the principal aspects of a major corporate reorganization. As part of this reorganization, the company spun off two businesses and sold a number of operating units. In addition, the company has taken private all of its majority-owned subsidiaries in its continuing operations, including Spectra-Physics, Inc., effective February 2002. The results of operations of certain major lines of business that have been spun off or sold have been classified as discontinued operations in the accompanying financial statements (Note 16). The company transferred management responsibility and the related financial reporting and monitoring for several small business units in 2002 and 2003 between segments (Note 3). In 2003, the company changed the reporting of gains and losses arising from the early retirement of debt and conformed the presentation in 2002 and 2001, as discussed elsewhere in Note 1.

Fiscal Year

       Through 2002, the company had a fiscal year ending the Saturday nearest December 31. In 2003, the company changed its year end to December 31. References to 2003, 2002, and 2001 are for the fiscal years ended December 31, 2003, December 28, 2002, and December 29, 2001, respectively.

Revenue Recognition and Accounts Receivable

       In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The company began applying the consensus prospectively in the first quarter of 2003. Under EITF No. 00-21, the company recognizes revenue and related costs for arrangements with customers that have multiple deliverables, such as equipment and installation, as each element is delivered or completed based on its fair value. When a portion of the customer's payment is not due until installation, the company defers that portion of the revenue until completion of installation. Prior to 2003, the company followed Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," adopted in 2000, for multiple element arrangements. Under SAB No. 101, revenue was recognized at shipment with the estimated cost of installation accrued for most products requiring installation. For those products requiring installations of longer duration, the company previously deferred revenue until completion of installation. The adoption of EITF No. 00-21 increased revenues and diluted earnings per share by $7.6 million and $.01, respectively, during the first quarter of 2003.

<

>


                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

       The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2003 balance sheet will be recognized within one year.

Warranty Obligations

       The company provides for the estimated cost of product warranties, primarily from historical information, in cost of revenues at the time product revenue is recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the company's warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the company. Should actual product failure rates, utilization levels, material usage, service delivery costs, or supplier warranties on parts differ from the company's estimates, revisions to the estimated warranty liability would be required. The changes in the carrying amount of warranty obligations are as follows (in thousands):


       Balance at December 29, 2001                                                                                   $ 26,396
        Provision charged to income                                                                                     17,266
        Usage                                                                                                          (19,645)
        Other, net (a)                                                                                                   3,344
                                                                                                                      --------

       Balance at December 28, 2002                                                                                     27,361
        Provision charged to income                                                                                     29,491
        Usage                                                                                                          (25,811)
        Adjustments to previously provided warranties, net                                                              (3,805)
        Other, net (a)                                                                                                   2,371
                                                                                                                      --------

       Balance at December 31, 2003                                                                                   $ 29,607
                                                                                                                      ========

       (a) Primarily represents the effects of currency translation.


       The provision charged to income in 2002 includes amounts accrued for equipment at the time of shipment, adjustment within the year for changes in estimated warranty costs on equipment shipped in the year, and changes in estimated warranty costs on equipment shipped in prior years. It is not practicable to determine the amounts applicable to each of the components.

       The liability for warranties is included in other accrued expenses in the accompanying balance sheet.

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

<

>

                           THERMO ELECTRON CORPORATION

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


                                                                                              2003          2002           2001
                                                                                            --------      --------       --------
                                                                                                    (In thousands except
                                                                                                     per share amounts)
       Income from Continuing Operations Before Cumulative Effect of Change in
        Accounting Principle:
           As reported                                                                      $172,697      $194,360       $ 50,653
           Add: Stock-based employee compensation expense included in reported
             results, net of tax                                                               1,677         3,117          2,294
           Deduct: Total stock-based employee compensation expense determined under
             the fair-value-based method for all awards, net of tax                          (21,601)      (25,667)       (24,467)
                                                                                            --------      --------       --------

           Pro forma                                                                        $152,773      $171,810       $ 28,480
                                                                                            ========      ========       ========

       Basic Earnings per Share from Continuing Operations Before Cumulative
        Effect of Change in Accounting Principle:
           As reported                                                                      $   1.06      $   1.15       $    .28
           Pro forma                                                                        $   0.94      $   1.02       $    .16

       Diluted Earnings per Share from Continuing Operations Before Cumulative
        Effect of Change in Accounting Principle:
           As reported                                                                      $   1.04      $   1.12       $    .28
           Pro forma                                                                        $   0.92      $   1.00       $    .15

       Net Income (Loss):
           As reported                                                                      $200,009      $309,730       $   (781)
           Add: Stock-based employee compensation expense included in reported net
             income, net of tax                                                                1,677         3,117          2,294
           Deduct: Total stock-based employee compensation expense determined under
             the fair-value-based method for all awards, net of tax                          (21,601)      (25,667)       (24,467)
                                                                                            --------      --------       --------

           Pro forma                                                                        $180,085      $287,180       $(22,954)
                                                                                            ========      ========       ========

       Basic Earnings (Loss) per Share:
           As reported                                                                      $   1.23      $   1.84       $      -
           Pro forma                                                                        $   1.11      $   1.70       $   (.13)

       Diluted Earnings (Loss) per Share:
           As reported                                                                      $   1.20      $   1.73       $      -
           Pro forma                                                                        $   1.08      $   1.62       $   (.12)


<

>

                           THERMO ELECTRON CORPORATION

Note 1.    Nature of Operations and Summary of Significant Accounting Policies
           (continued)

       The weighted average fair value per share of options granted was $6.73, $9.23, and $9.85 in 2003, 2002, and 2001, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model assuming an expected dividend yield of zero and with the following weighted-average assumptions:

                                                                                                2003          2002         2001
                                                                                             ---------     ---------    ---------

       Volatility                                                                                  38%           42%          45%
       Risk-free Interest Rate                                                                    2.9%          4.2%         4.1%
       Expected Life of Options                                                              4.4 years     6.0 years    5.0 years


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

Available-for-sale Investments

       The company's marketable debt and equity securities are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded in the "Accumulated other comprehensive items" component of shareholders' equity (Notes 8 and 9). Decreases in market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment, and the company assesses the need to write down the carrying amount of the investments to market value through other income, net, in the accompanying statement of operations.

<

>

                           THERMO ELECTRON CORPORATION

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Inventories

       Inventories are stated at the lower of cost (on a first-in, first-out or weighted average basis) or net realizable value and include materials, labor, and manufacturing overhead. The components of inventories are as follows:


                                                                                                            2003           2002
                                                                                                          --------       --------
                                                                                                              (In thousands)

       Raw Materials                                                                                      $134,352       $134,039
       Work in Progress                                                                                     56,323         50,894
       Finished Goods (includes $12,478 and $18,982 at customer locations)                                 153,083        147,871
                                                                                                          --------       --------

                                                                                                          $343,758       $332,804
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

Property, Plant, and Equipment

       The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 3 to 40 years; machinery and equipment, 2 to 20 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Property, plant, and equipment consists of the following:

                                                                                                            2003           2002
                                                                                                          --------       --------
                                                                                                               (In thousands)

       Land                                                                                               $ 36,739       $ 34,221
       Buildings and Improvements                                                                          167,422        156,812
       Machinery, Equipment, and Leasehold Improvements                                                    401,530        362,316
                                                                                                          --------       --------

                                                                                                           605,691        553,349
       Less: Accumulated Depreciation and Amortization                                                     304,989        280,441
                                                                                                          --------       --------

                                                                                                          $300,702       $272,908
                                                                                                          ========       ========


       Depreciation and amortization expense of property, plant, and equipment was $48.6 million, $48.1 million, and $51.4 million in 2003, 2002, and 2001, respectively.

<

>

                           THERMO ELECTRON CORPORATION

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Other Assets

       Other assets in the accompanying balance sheet includes intangible assets, deferred tax assets, notes receivable, deferred debt expense, cash surrender value of life insurance, and other assets. Intangible assets include the costs of acquired product technology, patents, trademarks, and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 2 to 20 years. The company has no intangible assets with indefinite lives. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Acquired intangible assets are as follows:


                                                                                                   Accumulated
                                                                                     Gross        Amortization                Net
                                                                                  --------        ------------           --------
                                                                                                  (In thousands)

       2003
        Product technology                                                        $ 65,584            $(22,257)          $ 43,327
        Patents                                                                     40,823             (21,085)            19,738
        Trademarks                                                                   2,824                (656)             2,168
        Other                                                                        7,245              (1,575)             5,670
                                                                                  --------            --------           --------

                                                                                  $116,476            $(45,573)          $ 70,903
                                                                                  ========            ========           ========

       2002
        Product technology                                                        $ 58,250            $(17,877)          $ 40,373
        Patents                                                                     41,103             (20,409)            20,694
        Trademarks                                                                   4,489              (1,143)             3,346
        Other                                                                        4,663                (729)             3,934
                                                                                  --------            --------           --------

                                                                                  $108,505            $(40,158)          $ 68,347
                                                                                  ========            ========           ========


       The estimated future amortization expense of acquired intangible assets is as follows (in thousands):


       2004                                                                                                               $10,251
       2005                                                                                                                 9,458
       2006                                                                                                                 8,850
       2007                                                                                                                 8,214
       2008                                                                                                                 7,869
       2009 and thereafter                                                                                                 26,261
                                                                                                                          -------

                                                                                                                          $70,903


       The company expects that future amortization expense will increase following completion of the purchase price allocation for Jouan SA (Note 2).

       Amortization of acquired intangible assets was $9.9 million, $8.3 million, and $6.9 million in 2003, 2002, and 2001, respectively.



<

>

                           THERMO ELECTRON CORPORATION

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill

       The company amortized goodwill through December 29, 2001, using the straight-line method over periods ranging from 5 to 40 years. Accumulated amortization was $233.0 million at year-end 2001. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The company adopted SFAS No. 142 effective December 30, 2001. Under SFAS No. 142, amortization of goodwill ceased and the company assesses the realizability of this asset annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company's reporting units. The company estimates the fair value of its reporting units by using market comparables for similar businesses and forecasts of discounted future cash flows. When an impairment is indicated, any excess of carrying value over fair value of goodwill is recorded as an operating loss (Note 15).

       The company completed annual tests for impairment at December 31, 2003, and December 28, 2002, and determined that goodwill was not impaired.

       Pro forma results for 2001, as if SFAS No. 142 had been adopted at the beginning of 2001, are as follows (in thousands except per share amounts):


                                                                                                                           2001
                                                                                                                         -------

       Income from Continuing Operations Before Cumulative Effect of Change in
        Accounting Principle:
           As reported                                                                                                   $50,653
           Pro forma                                                                                                      87,451
       Basic Earnings per Share from Continuing Operations Before Cumulative Effect of
        Change in Accounting Principle:
           As reported                                                                                                       .28
           Pro forma                                                                                                         .48
       Diluted Earnings per Share from Continuing Operations Before Cumulative Effect of
        Change in Accounting Principle:
           As reported                                                                                                       .28
           Pro forma                                                                                                         .48

       Net Income (Loss):
           As reported                                                                                                   $  (781)
           Pro forma                                                                                                      36,017
       Basic Earnings (Loss) per Share:
           As reported                                                                                                         -
           Pro forma                                                                                                         .20
       Diluted Earnings (Loss) per Share:
           As reported                                                                                                         -
           Pro forma                                                                                                         .20



<

>

                           THERMO ELECTRON CORPORATION

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

       The changes in the carrying amount of goodwill by segment are as follows:


                                                                    Life and
                                                                  Laboratory      Measurement           Optical
                                                                    Sciences      and Control      Technologies            Total
                                                                  ----------      -----------      ------------       ----------
                                                                                         (In thousands)

       Balance at December 29, 2001                               $  830,192       $  408,742        $  109,459       $1,348,393
        Acquisitions                                                  22,666            2,361                 -           25,027
        Write off due to sale of businesses                             (463)          (3,332)             (517)          (4,312)
        Acquisition of minority interest of subsidiary                     -                -            15,807           15,807
        Other (a)                                                        351           (2,239)           (3,036)          (4,924)
        Currency translation                                          27,003            8,883               328           36,214
                                                                  ----------       ----------        ----------       ----------

       Balance at December 28, 2002                                  879,749          414,415           122,041        1,416,205
        Acquisitions                                                 103,398                -                 -          103,398
        Write off due to sale of businesses                                -          (11,976)                -          (11,976)
        Other                                                              -              106                 -              106
        Currency translation                                          37,671           11,715                58           49,444
                                                                  ----------       ----------        ----------       ----------

       Balance at December 31, 2003                               $1,020,818       $  414,260        $  122,099       $1,557,177
                                                                  ==========       ==========        ==========       ==========

       (a) Principally represents use of previously reserved acquired net operating losses and reversal of acquisition reserves that were not required.


       The 2003 acquisitions include Jouan, for which the purchase price allocation has not been finalized (Note 2).

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

Forward Contracts

       Effective in the first quarter of 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivatives, including forward currency-exchange contracts, be recognized in the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value or cash flows. Adoption of SFAS No. 133 in the first quarter of 2001 resulted in the deferral of a gain of $1.0 million, net of tax, and a corresponding loss for periods prior to 2001, which was classified as "Cumulative effect of the change in accounting principle" in the accompanying 2001 statement of operations. This deferred gain related to forward currency-exchange contracts that were marked to market through earnings prior to the adoption of SFAS No. 133. The entire deferred gain recorded upon adoption was reclassified into earnings during 2001 as the underlying hedged transactions occurred.

<

>

                           THERMO ELECTRON CORPORATION

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

       The company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in earnings in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency losses and gains on the underlying exposure being hedged. Cash flows resulting from currency-exchange contracts qualifying as cash-flow hedges are recorded in the accompanying statement of cash flows in the same category as the item being hedged. At December 31, 2003, the company had deferred losses, net of income taxes, relating to forward currency-exchange contracts of approximately $2.5 million, substantially all of which is expected to be recognized as expense over the next 12 months to approximately offset gains on the exposures being hedged. The ineffective portion of the gain or loss on derivative instruments is recorded in other income, net, in the accompanying statement of operations and is not material for the three years presented.

Recent Accounting Pronouncements

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted the standard during the first quarter of 2003. The adoption of this standard did not have a material impact on the company's financial statements.

       In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The company adopted this standard in the first quarter of 2003. Under the standard, all of the transactions previously classified by the company as extraordinary items are no longer treated as such, but instead are reported as other income, net, in the accompanying statement of operations. A previously reported extraordinary charge of $1.0 million in 2002 and an extraordinary gain of $1.1 million in 2001 were reclassified as a result of adopting this pronouncement.

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

<

>

                           THERMO ELECTRON CORPORATION

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

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the company has elected to apply APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value of common stock. The company is complying with the disclosure requirements of SFAS No. 148.

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or
(b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The company adopted FIN No. 46 in the year ended December 31, 2003, and will adopt FIN No. 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003. The company does not expect a material effect from the adoption of FIN No. 46R.

       In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised statement requires additional disclosures, including information about plan assets and the benefits expected to be paid and contributions expected to be made in future years. The additional disclosure requirements are effective for U.S. plans in 2003 financial statements and for non-U.S. plans in 2004 financial statements. The company has provided the disclosures required for its U.S. plan in 2003 (Note 5).

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in determining the loss on disposition of the company's discontinued operations, including post-closing adjustments (Note 16), in estimating future cash flows to quantify impairment of assets, and in determining the ultimate loss from abandoning leases at facilities being exited (Note 15). Actual results could differ from those estimates.


<

>

                           THERMO ELECTRON CORPORATION

Note 2.    Acquisitions and Dispositions

Acquisitions

       On December 31, 2003, the Life and Laboratory Sciences segment acquired Jouan for 110.9 million euros in cash ($137.8 million, or $122.7 million, net of cash acquired) and the assumption of approximately 11.8 million euros of debt ($14.7 million). Jouan is a global supplier of products used by life science researchers in academic, pharmaceutical, biotech, and clinical markets to prepare and preserve laboratory samples and will broaden the company's offerings in these markets. Having completed the acquisition of Jouan at the close of business on the last day of the company's fiscal year, the balance sheet of Jouan has been included in the accompanying financial statements, however, no results of operations or cash flows for 2003 have been included. The company has undertaken a review to determine the fair value of Jouan's identifiable intangible assets and to complete the purchase price allocation. Pending the results of that review, which the company expects to complete in the first quarter of 2004, the excess of the purchase price over the fair value of the acquired tangible net assets, or $99.3 million, has been recorded as an increase to goodwill.

       In 2003, in addition to the acquisition of Jouan, the company made four other acquisitions for $12.3 million in cash, net of cash acquired, and up to $4.0 million of additional consideration through 2005 based on post-acquisition results of one of the acquired businesses. The additional consideration will be recorded as an increase to goodwill, if earned. One of the acquisitions is subject to a post-closing adjustment that the company does not expect will be material.

       In July 2002, the Measurement and Control segment acquired the radiation-monitoring products business (RMP) of Saint-Gobain Corporation to further enhance its line of security products. The aggregate purchase price was $31.4 million in cash. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $2.4 million was allocated as goodwill. RMP is a major supplier of radiation safety, security, and industrial equipment to the U.S. market, and the leader in personal radiation monitoring in the United Kingdom.

       In a transaction undertaken in April and May 2002, the Life and Laboratory Sciences segment acquired CRS Robotics Corporation (CRS), a Toronto Stock Exchange-listed company, for 5.75 Canadian dollars per share (approximately $3.68 per share). The segment subsequently renamed the business Thermo CRS. The aggregate purchase price was $43.0 million in cash, net of cash acquired. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $21.9 million was allocated as goodwill. Thermo CRS is a global supplier of lab automation robotics, software, and equipment to the drug-discovery market. The acquisition was made to further enhance the segment's product offering for laboratory automation equipment.

       In 2002, in addition to the acquisitions of RMP and CRS, the company made two other acquisitions for $4.3 million in cash.

       In 2001, the company made several acquisitions for $14.1 million in cash, net of cash acquired.

       These acquisitions have been accounted for using the purchase method of accounting, and the acquired companies' results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and, for acquisitions completed in 2003, is subject to adjustment upon finalization of the purchase price allocation. The company has gathered no information that indicates the final purchase price allocations will differ materially from the preliminary estimates, except for Jouan as discussed above. Pro forma results are not presented as the acquisitions did not materially affect the company's results of operations individually or in the aggregate.

<

>

                           THERMO ELECTRON CORPORATION

Note 2.    Acquisitions and Dispositions (continued)

       The components of the purchase price allocation for 2003 acquisitions are as follows:


                                                                                        Jouan             Other            Total
                                                                                     --------          --------         --------
                                                                                                    (In thousands)

       Purchase Price:
        Cash paid (a)                                                                $137,838          $ 12,422         $150,260
        Cash acquired                                                                 (15,188)             (148)         (15,336)
                                                                                     --------          --------         --------

                                                                                     $122,650          $ 12,274         $134,924
                                                                                     ========          ========         ========

       Allocation:
        Current assets                                                               $ 43,146          $  3,713         $ 46,859
        Property, plant, and equipment                                                 27,405               851           28,256
        Acquired intangible assets (b)                                                    242             8,078            8,320
        Goodwill                                                                       99,316             4,082          103,398
        Other assets                                                                        7                 2                9
        Debt                                                                          (14,653)             (234)         (14,887)
        Other liabilities assumed                                                     (32,813)           (4,218)         (37,031)
                                                                                     --------          --------         --------

                                                                                     $122,650          $ 12,274         $134,924
                                                                                     ========          ========         ========

       (a) Includes acquisition expenses.
       (b) Jouan's acquired intangible assets will be determined in 2004, following finalization of the purchase price allocation.

       Acquired intangible assets for 2003 acquisitions are as follows (in thousands):

       Product Technology                                                                                                 $4,755
       Patents                                                                                                             1,550
       Other                                                                                                               2,015
                                                                                                                          ------

                                                                                                                          $8,320
                                                                                                                          ======


       The weighted-average amortization periods for intangible assets acquired in 2003 are: 9 years for product technology; 10 years for patents; and 3 years for other intangible assets. The weighted-average amortization period for all intangible assets acquired in 2003 is 6 years.

<

>

                           THERMO ELECTRON CORPORATION

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

       The company has undertaken restructuring activities at acquired businesses. These activities, which were accounted for in accordance with EITF
No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business
Combination," have primarily included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the company established reserves as detailed below, primarily for severance and excess facilities. In accordance with EITF No. 95-3, the company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves have been reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

<

>

                           THERMO ELECTRON CORPORATION

Note 2.    Acquisitions and Dispositions (continued)

       The changes in accrued acquisition expenses for acquisitions completed during 2003 are as follows:

                                                                                  Abandonment
                                                                                    of Excess
                                                                 Severance         Facilities             Other             Total
                                                                 ---------        -----------            ------            ------
                                                                                            (In thousands)

        Reserves established                                        $5,043             $3,954            $   99            $9,096
        Payments                                                       (62)               (44)                -              (106)
        Currency translation                                            17                 15                 7                39
                                                                    ------             ------            ------            ------

       Balance at December 31, 2003                                 $4,998             $3,925            $  106            $9,029
                                                                    ======             ======            ======            ======

       The principal accrued acquisition expenses for 2003 acquisitions were for severance for approximately 100 employees at Jouan across all functions and closure of a Jouan manufacturing facility in Denmark, with a lease expiring in 2007. The company expects to pay amounts accrued for severance and other expenses primarily through 2004 and amounts accrued for abandonment of excess facilities through 2007.

       The changes in accrued acquisition expenses for acquisitions completed during 2002 are as follows:

                                                                                  Abandonment
                                                                                    of Excess
                                                                 Severance         Facilities             Other             Total
                                                                 ---------        -----------           -------           -------
                                                                                          (In thousands)

        Reserves established                                       $ 1,727            $   509           $   487           $ 2,723
        Payments                                                      (477)                 -                 -              (477)
        Currency translation                                            69                 79                12               160
                                                                   -------            -------           -------           -------

       Balance at December 28, 2002                                  1,319                588               499             2,406
        Payments                                                      (904)              (130)             (194)           (1,228)
        Decrease recorded as a reduction in goodwill
           and other intangible assets                                (488)              (401)             (186)           (1,075)
        Currency translation                                            73                (37)               28                64
                                                                   -------            -------           -------           -------

       Balance at December 31, 2003                                $     -            $    20           $   147           $   167
                                                                   =======            =======           =======           =======

       The principal accrued acquisition expenses for 2002 acquisitions were for severance for approximately 102 employees at the acquired businesses, primarily in manufacturing, research and development, and sales and service; closure of a Thermo CRS manufacturing facility in Austria, with a lease that expired in 2003 and whose operations were consolidated into other existing facilities; and relocation of RMP employees from the seller's operations in Ohio and the United
Kingdom to the company's facilities. The company expects to pay amounts accrued for acquisition expenses primarily through the first half of 2004.



<

>

                           THERMO ELECTRON CORPORATION

Note 2.    Acquisitions and Dispositions (continued)

       The changes in accrued acquisition expenses for acquisitions completed prior to 2001 are as follows:

                                                                                  Abandonment
                                                                                    of Excess
                                                                 Severance         Facilities             Other             Total
                                                                 ---------        -----------           -------           -------
                                                                                            (In thousands)

       Balance at December 30, 2000                                $ 1,846            $ 7,677           $   513           $10,036
        Payments                                                      (467)            (1,038)             (358)           (1,863)
        Decrease recorded as a reduction in other
           intangible assets                                          (720)              (194)                -              (914)
        Currency translation                                           (33)              (219)              (24)             (276)
                                                                   -------            -------           -------           -------

       Balance at December 29, 2001                                    626              6,226               131             6,983
        Payments                                                      (353)              (452)              (73)             (878)
        Decrease recorded as a reduction in goodwill
           and other intangible assets                                (329)                 -               (73)             (402)
        Currency translation                                            56                648                15               719
                                                                   -------            -------           -------           -------

       Balance at December 28, 2002                                      -              6,422                 -             6,422
        Payments                                                         -               (523)                -              (523)
        Currency translation                                             -                721                 -               721
                                                                   -------            -------           -------           -------

       Balance at December 31, 2003                                $     -            $ 6,620           $     -           $ 6,620
                                                                   =======            =======           =======           =======


       The principal acquisition expenses for pre-2001 acquisitions were for severance for approximately 776 employees across all functions and for abandoned facilities, primarily related to the company's acquisitions of Life Sciences International PLC in 1997, the product-monitoring businesses of Graseby Limited in 1998, and Spectra-Physics AB in 1999. The abandoned facilities for the 1997 and 1998 acquisitions include two operating facilities in North America with leases that expired in 2001 and four operating facilities in England with leases expiring through 2014. The abandoned facilities at Spectra-Physics include operating facilities in Sweden, Germany, and France with obligations that principally expired in 2001. The amounts captioned as "other" primarily represent employee relocation, contract termination, and other exit costs.

       The company did not establish material reserves for restructuring businesses acquired in 2001.

Dispositions

       The company's continuing operations sold several noncore businesses for net cash proceeds of $16.4 million in 2003, $23.6 million in 2002, and $46.8 million in 2001 and recorded $4.6 million and $10.9 million of pre-tax losses in 2003 and 2001, respectively, and $2.5 million of net pre-tax gains in 2002, which are included in restructuring and other costs, net, in the accompanying statement of operations.

       In 2000, the company's Measurement and Control segment sold its Spectra Precision businesses to Trimble Navigation Limited. As part of the sale proceeds, the company obtained an $80.0 million note from Trimble, which carried interest at 10%. Trimble and the company negotiated a change in the note's terms in March 2002. Under the revised terms, Trimble paid $11 million of principal, together with $10 million of accrued interest. The amended note carried an

<

>

                           THERMO ELECTRON CORPORATION

Note 2.    Acquisitions and Dispositions (continued)

interest rate of 10.41% and under certain conditions allowed the interest to be added to the note's principal. As of December 28, 2002, the principal balance of the note had increased to $69.1 million as a result of this provision. In addition, the company obtained warrants to purchase shares of Trimble, which became exercisable at various times and prices depending on the outstanding balance of the note. The warrants were recorded at their fair value. During 2003, Trimble repaid the note in full and the company sold all of the warrants that it had obtained from Trimble. The company recorded a gain of $1.2 million on the sale of the warrants as other income in the accompanying 2003 statement of operations.

Note 3.    Business Segment and Geographical Information

       The company's businesses are managed in three segments:

       Life and Laboratory Sciences: serves the pharmaceutical, biotechnology, and other research and industrial laboratory markets, as well as scientists in government and academia, with advanced instrument systems and software that enable discovery, R&D, and quality assurance. The segment also serves the healthcare market with rapid point-of-care diagnostic tests, and with equipment, laboratory-automation systems, and consumables for clinical and anatomical pathology laboratories. All products within this segment are marketed under the Thermo Electron brand.

       Measurement and Control: enables customers in key industrial markets, such as chemical, semiconductor, pharmaceutical, food and beverage, minerals and mining, and steel, to control and optimize their manufacturing processes. The segment provides analytical tools, online process instruments, and precision temperature-control systems that are used to increase quality, improve productivity, and meet environmental and other regulatory standards. The segment also offers a comprehensive range of chemical-, radiation-, and explosives-detection instruments. All products within this segment are marketed under the Thermo Electron brand.

       Optical Technologies: provides high-power semiconductor and solid-state lasers, as well as other photonic components and devices used in applications ranging from industrial and microelectronic manufacturing to scientific research to medical diagnostics. The segment also offers a broad range of photonics products, an extensive catalog, and specialized services for the design, prototyping, and manufacturing of optical-based equipment. All products within this segment are marketed under the Spectra-Physics brand.

       During 2003, the company transferred management responsibility and the related financial reporting and monitoring for several small business units between segments as follows: (1) the compositional-metrology business was moved to the Life and Laboratory Sciences segment from the Optical Technologies segment; (2) the ultra-high-vacuum systems and semiconductor-testing businesses were moved to the Measurement and Control segment from the Optical Technologies segment; and (3) the organic elemental analysis business was moved to the Life and Laboratory Sciences segment from the Measurement and Control segment. The company has historically moved a business unit between segments when a shift in strategic focus of either the business unit or a segment more closely aligns the business unit with a segment different than that in which it had previously been reported. In addition to these changes, during the first quarter of 2003, the company began allocating certain costs, which had previously been classified as corporate expenses, to the business segments based on the estimated extent to which the segment benefited from the costs. Allocated costs principally include e-commerce, global sourcing, and marketing as well as some legal, human resources, and information systems costs. Prior-period segment information has been conformed to reflect these changes.

<

>

                           THERMO ELECTRON CORPORATION

Note 3.    Business Segment and Geographical Information (continued)

       During 2002, the company transferred management responsibility and the related financial reporting and monitoring for several businesses between segments as follows: (1) the spectroscopy businesses were moved to the Life and Laboratory Sciences segment from the Measurement and Control segment; (2) the temperature-control businesses were moved to the Measurement and Control segment from the Optical Technologies segment; (3) the electrochemistry products business was moved to the Measurement and Control segment from the Life and Laboratory Sciences segment; and (4) the Thermo Projects unit was moved from a separate segment (previously included as "Other") to the Life and Laboratory Sciences segment. Prior-period segment information has been conformed to reflect these changes.


                                                                                           2003           2002           2001
                                                                                        ----------     ----------     ----------
                                                                                                    (In thousands)

       Business Segment Information
       Revenues:
           Life and Laboratory Sciences                                                 $1,291,430     $1,204,232     $1,173,032
           Measurement and Control                                                         606,197        636,025        705,093
           Optical Technologies                                                            211,758        258,640        323,888
           Intersegment (a)                                                                (12,250)       (12,542)       (13,803)
                                                                                        ----------     ----------     ----------

                                                                                        $2,097,135     $2,086,355     $2,188,210
                                                                                        ==========     ==========     ==========

       Income from Continuing Operations Before Provision for Income Taxes,
        Minority Interest, and Cumulative Effect of Change in Accounting
        Principle:
           Life and Laboratory Sciences (b)                                             $  182,589     $  172,910     $  100,970
           Measurement and Control (c)                                                      44,549         45,862         15,536
           Optical Technologies (d)                                                        (11,731)       (30,986)       (43,398)
           Intersegment                                                                        323            449           (290)
                                                                                        ----------     ----------     ----------

             Total Operating Income - Segments                                             215,730        188,235         72,818
           Corporate/Other (e)                                                               2,903         98,259           (439)
                                                                                        ----------     ----------     ----------

                                                                                        $  218,633     $  286,494     $   72,379
                                                                                        ==========     ==========     ==========

       Total Assets:
           Life and Laboratory Sciences                                                 $2,119,851     $1,719,544     $1,591,948
           Measurement and Control                                                         894,772        982,224      1,137,502
           Optical Technologies                                                            277,909        307,416        391,257
           Corporate (f)                                                                    96,437        642,291        704,363
                                                                                        ----------     ----------     ----------

                                                                                        $3,388,969     $3,651,475     $3,825,070
                                                                                        ==========     ==========     ==========


<

>

                           THERMO ELECTRON CORPORATION

Note 3.    Business Segment and Geographical Information (continued)

                                                                                           2003           2002           2001
                                                                                        ----------     ----------     ----------
                                                                                                     (In thousands)

       Depreciation:
           Life and Laboratory Sciences                                                 $   23,211     $   21,616     $   22,274
           Measurement and Control                                                          10,698         11,065         14,155
           Optical Technologies                                                             11,523         12,496         12,899
           Corporate                                                                         3,212          2,880          2,100
                                                                                        ----------     ----------     ----------

                                                                                        $   48,644     $   48,057     $   51,428
                                                                                        ==========     ==========     ==========

       Amortization:
           Life and Laboratory Sciences                                                 $    6,591     $    5,630     $   30,694
           Measurement and Control                                                           2,446          1,613         13,166
           Optical Technologies                                                                867          1,076          3,233
                                                                                        ----------     ----------     ----------

                                                                                        $    9,904     $    8,319     $   47,093
                                                                                        ==========     ==========     ==========

       Capital Expenditures:
           Life and Laboratory Sciences                                                 $   26,033     $   25,596     $   29,052
           Measurement and Control                                                           9,320         10,759         15,155
           Optical Technologies                                                              4,735         12,892         34,586
           Corporate                                                                         6,048          1,965          6,006
                                                                                        ----------     ----------     ----------

                                                                                        $   46,136     $   51,212     $   84,799
                                                                                        ==========     ==========     ==========

       Geographical Information
       Revenues (g):
           United States                                                                $1,308,670     $1,379,673     $1,480,033
           England                                                                         297,395        293,643        315,033
           Germany                                                                         286,455        244,396        184,175
           Other                                                                           638,530        567,649        520,133
           Transfers among geographical areas (a)                                         (433,915)      (399,006)      (311,164)
                                                                                        ----------     ----------     ----------

                                                                                        $2,097,135     $2,086,355     $2,188,210
                                                                                        ==========     ==========     ==========

       Long-lived Assets (h):
           United States                                                                $  165,095     $  168,044     $  199,111
           England                                                                          23,604         27,544         24,613
           Germany                                                                          30,548         27,319         21,358
           Other                                                                            93,336         57,785         46,840
                                                                                        ----------     ----------     ----------

                                                                                        $  312,583     $  280,692     $  291,922
                                                                                        ==========     ==========     ==========

       Export Sales Included in United States Revenues Above (i)                        $  390,535     $  376,142     $  386,799
                                                                                        ==========     ==========     ==========



<

>

                           THERMO ELECTRON CORPORATION

Note 3.    Business Segment and Geographical Information (continued)

       (a) Intersegment sales and transfers among geographical areas are accounted for at prices that are representative of transactions with unaffiliated parties.
       (b) Includes restructuring and other costs, net, of $21.8 million, $19.2 million, and $47.9 million in 2003, 2002, and 2001, respectively.
       (c) Includes restructuring and other costs, net, of $10.3 million, $13.6 million, and $46.0 million in 2003, 2002, and 2001, respectively.
       (d) Includes restructuring and other costs, net, of $11.6 million, $25.9 million, and $53.3 million in 2003, 2002, and 2001, respectively.
       (e) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $5.1 million, $2.6 million, and $11.5 million at the company's corporate offices in 2003, 2002, and 2001, respectively. Other income and expense includes $29.0 million, $109.9 million, and $33.4 million of income in 2003, 2002, and 2001, respectively, primarily related to the company's investment in FLIR and Thoratec (Note 4), and other expense of $2.8 million for impairment of investments in 2001
           (Note 15).
       (f) Primarily cash and cash equivalents, short- and long-term investments, and property and equipment at the company's corporate office.
       (g) Revenues are attributed to countries based on selling location.
       (h) Includes property, plant, and equipment, net, and other long-term tangible assets.
       (i) In general, export revenues are denominated in U.S. dollars.

Note 4.    Other Income, Net

       The components of other income, net, in the accompanying statement of operations are as follows:

                                                                                               2003          2002          2001
                                                                                             --------      --------      --------
                                                                                                       (In thousands)

       Interest Income                                                                       $ 19,673      $ 47,874      $ 68,490
       Interest Expense (Note 10)                                                             (18,676)      (40,916)      (71,769)
       Gain on Investments, Net (Notes 9 and 15)                                               35,536       123,134        35,579
       Equity in Earnings of Unconsolidated Subsidiaries                                          490         2,533         4,699
       Other Items, Net (Note 10)                                                              (3,164)       (1,584)        1,178
                                                                                             --------      --------      --------

                                                                                             $ 33,859      $131,041      $ 38,177
                                                                                             ========      ========      ========


       As a result of a divestiture, the company acquired shares of Thoratec Corporation (Note 16). The company sold 2,000,000 shares of Thoratec common stock during 2003 and realized a gain of $16.3 million. At December 31, 2003, the company owned 5.7 million shares of Thoratec with a fair market value of $74 million.

       The company acquired 4,162,000 shares of FLIR Systems, Inc. common stock in connection with a business acquired in 1999. FLIR designs, manufactures, and markets thermal imaging and broadcast camera systems that detect infrared radiation or heat emitted directly by all objects and materials. Through the first quarter of 2002, the company accounted for its investment in FLIR using the equity method with a one quarter lag to ensure the availability of FLIR's operating results in time to enable the company to include its pro-rata share of FLIR's results with its own. In December 2001, following a sale of shares, the company's ownership of FLIR fell below 20%. In the first quarter of 2002, the company recorded $2.1 million of income as its share of FLIR's fourth quarter 2001 earnings through the date on which the company's ownership fell below 20%. Effective March 30, 2002, the company accounted for its investment in FLIR as an available-for-sale security and no longer recorded its share of FLIR's earnings.


<

>

                           THERMO ELECTRON CORPORATION

Note 4.    Other Income, Net (continued)

As an available-for-sale security, the investment in FLIR was recorded at quoted market value in current assets, and unrealized gains or losses were recorded as a part of accumulated other comprehensive items in the accompanying 2002 balance sheet.

       The company sold 334,175, 2,669,700, and 1,150,000 shares of FLIR common stock during 2003, 2002, and 2001, respectively, and realized gains of $13.7 million, $111.4 million, and $35.1 million, respectively. These gains included $3.9 million, $31.0 million, and $14.2 million in 2003, 2002, and 2001, respectively, from the recovery of amounts written down in prior years when the company deemed an impairment of its investment in FLIR to be other than temporary. At December 31, 2003, the company no longer owned shares of FLIR.

       Summary unaudited financial information for FLIR for the 12 months ended September 30, 2001, includes revenues of $206.6 million, cost of revenues of $95.6 million, gross profit of $111.0 million, and net earnings of $18.2 million.

Note 5.    Employee Benefit Plans

Stock-based Compensation Plans

Stock Option Plans
------------------

       The company has stock-based compensation plans for its key employees, directors, and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options, stock bonus shares, or performance-based shares, as determined by the compensation committee of the company's Board of Directors (the Board Committee) or in limited circumstances, by the company's option committee, which consists of its chief executive officer. Generally, options granted prior to July 2000 under these plans are exercisable immediately, but shares acquired upon exercise are subject to certain transfer restrictions and the right of the company to repurchase the shares at the exercise price upon certain events, primarily termination of employment. The restrictions and repurchase rights lapse over periods ranging from 0-10 years, depending on the term of the option, which may range from 3-12 years. Options granted in or after July 2000 under these plans generally vest over three to five years, assuming continued employment with certain exceptions. Upon a change in control of the company, all options, regardless of grant date, become immediately exercisable and shares acquired upon exercise cease to be subject to transfer restrictions and the company's repurchase rights. Nonqualified options are generally granted at fair market value, although options may be granted at a price at or above 85% of the fair market value on the date of grant. Incentive stock options must be granted at not less than the fair market value of the company's stock on the date of grant. Stock options have been granted at fair market value. The company also has a directors' stock option plan that provides for the annual grant of stock options of the company to outside directors. Options awarded under this plan prior to 2003 are immediately exercisable and expire three to seven years after the date of grant. Options awarded in 2003 vest over three years, assuming continued service on the board and expire seven years after the date of grant.

       Following the completion of a cash tender offer in December 2001 for all the shares of Spectra-Physics it did not previously own, the company completed a short-form merger with Spectra-Physics in February 2002. Options to purchase shares of Spectra-Physics became options to purchase 2,242,000 shares of Thermo Electron common stock, which was accounted for in accordance with the methodology set forth in FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (Note 16).

       In August and November 2001, the company distributed all of its shares of two subsidiaries to the company's shareholders (Note 16). The intrinsic value of the options issued under the company's employee stock plans prior to the spinoffs was maintained following the spinoffs in accordance with the methodology set forth in FIN No. 44. The data in the accompanying tables has been adjusted to reflect the spinoffs. Options to purchase 908,000 shares of company common stock held by employees of these businesses were cancelled on the dates of the spinoffs. These employees received equivalent options in stock of their respective business.

<

>

                           THERMO ELECTRON CORPORATION

Note 5.    Employee Benefit Plans (continued)

       In 2003, 2002, and 2001, the company awarded to a number of key employees 75,000, 323,000, and 17,120 shares, respectively, of restricted company common stock or restricted units that convert into an equivalent number of shares of common stock assuming continued employment, with some exceptions. The awards had an aggregate value of $1.6 million, $6.5 million, and $0.4 million, respectively. The awards generally vest over three years, assuming continued employment, with some exceptions. Of the shares/units awarded in 2002, 112,000 units vested immediately but do not become shares of company common stock until cessation of employment. The company recorded $2.6 million, $4.5 million, and $3.7 million of compensation expense related to these awards in 2003, 2002, and 2001, respectively.

       A summary of the company's stock option activity is as follows:


                                                                   2003                     2002                     2001
                                                           --------------------     --------------------     -------------------
                                                                       Weighted                 Weighted                Weighted
                                                           Number       Average     Number       Average     Number      Average
                                                               of      Exercise         of      Exercise         of     Exercise
                                                           Shares         Price     Shares         Price     Shares        Price
                                                           ------      --------     ------      --------     ------     --------
                                                                                 (Shares in thousands)

       Options Outstanding, Beginning of Year              22,472        $20.11     19,663        $17.78     24,579       $16.62
        Granted                                             1,534         18.82      5,322         19.69      3,086        22.00
        Assumed in merger with subsidiary (Note 16)             -             -      2,242         42.71          -            -
        Exercised                                          (5,200)        14.69     (2,049)        13.03     (4,258)       13.16
        Forfeited                                          (2,891)        25.21     (2,706)        26.46     (2,836)       19.27
        Cancelled due to spinoffs                               -             -          -             -       (908)       17.53
                                                           ------                   ------                   ------

       Options Outstanding, End of Year                    15,915        $20.83     22,472        $20.11     19,663       $17.78
                                                           ======        ======     ======        ======     ======       ======

       Options Exercisable                                  8,916        $21.57     11,391        $19.44     15,612       $16.83
                                                           ======        ======     ======        ======     ======       ======

       Options Available for Grant                          3,842                    3,667                    8,234
                                                           ======                   ======                   ======

       A summary of the status of the company's stock options at December 31, 2003, is as follows:


                                                         Options Outstanding                             Options Exercisable
                                           -----------------------------------------------            --------------------------
                                                              Weighted            Weighted                              Weighted
                                           Number              Average             Average            Number             Average
       Range of                                of            Remaining            Exercise                of            Exercise
       Exercise Prices                     Shares     Contractual Life               Price            Shares               Price
       -----------------                   ------     ----------------            --------            ------            --------
                                                                          (Shares in thousands)

       $  3.49 - $ 11.00                    1,412            2.5 years              $ 9.30             1,109              $ 9.42
         11.01 -   19.00                    4,427            3.6 years               15.40             2,524               14.75
         19.01 -   21.00                    5,252            6.3 years               19.82             1,900               19.76
         21.01 -   30.00                    3,305            4.8 years               23.47             2,143               23.58
         30.01 -   40.00                      837            4.7 years               33.30               652               33.12
         40.01 -   70.00                      591            6.3 years               55.14               512               54.95
         70.01 -  196.48                       91            5.8 years               88.24                76               89.13
                                           ------                                                     ------

       $  3.49 - $196.48                   15,915            4.8 years              $20.83             8,916              $21.57
                                           ======                                                     ======


<

>

                           THERMO ELECTRON CORPORATION

Note 5.    Employee Benefit Plans (continued)

Employee Stock Purchase Plan
----------------------------

       Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Under this program, shares of the company's common stock may be purchased at 85% of the lower of the fair market value at the beginning or end of the purchase period, and the shares purchased are subject to a one-year resale restriction. Shares are purchased through payroll deductions of up to 10% of each participating employee's gross wages. Effective with the 2002 plan year, the company changed the fiscal year-end of its plan from October 31 to December 31. In February 2004 and 2003, the company issued 185,000 and 147,000 shares, respectively, of its common stock for the 2003 and 2002 plan years. During 2001, the company issued 184,000 shares of its common stock under this plan.

401(k) Savings Plan and Other Defined Contribution Plans

       The company's 401(k) savings plan covers the majority of the company's eligible full-time U.S. employees. Contributions to the plan are made by both the employee and the company. Company contributions are based on the level of employee contributions.

       Certain of the company's subsidiaries offered retirement plans in lieu of participation in the company's principal 401(k) savings plan. Company contributions to these plans were based on formulas determined by the company. As of December 31, 2003, these plans have been combined with the company's principal 401(k) savings plan.

       For these plans, the company contributed and charged to expense $19.3 million, $18.8 million, and $18.0 million in 2003, 2002, and 2001, respectively.

Defined Benefit Pension Plans

       Several of the company's non-U.S. subsidiaries and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. Net periodic benefit costs for the plans in aggregate included the following components:


                                                                                                 2003          2002         2001
                                                                                               -------       -------      -------
                                                                                                         (In thousands)

       Service Cost                                                                            $ 3,749       $ 3,127      $ 3,732
       Interest Cost on Benefit Obligation                                                       8,696         7,318        6,230
       Expected Return on Plan Assets                                                           (6,890)       (7,476)      (7,536)
       Recognized Net Actuarial (Gain) Loss                                                      1,831           114          (64)
       Amortization of Unrecognized Initial Obligation and Prior Service Cost                      127            35           32
                                                                                               -------       -------      -------

                                                                                               $ 7,513       $ 3,118      $ 2,394
                                                                                               =======       =======      =======


<

>

                           THERMO ELECTRON CORPORATION

Note 5.    Employee Benefit Plans (continued)

       The activity under the company's defined benefit plans is as follows:


                                                                                                            2003           2002
                                                                                                          --------       --------
                                                                                                              (In thousands)

       Change in Benefit Obligation:
        Benefit obligation, beginning of year                                                             $143,733       $117,472
        Service cost                                                                                         3,749          3,127
        Interest cost                                                                                        8,696          7,318
        Benefits paid                                                                                       (4,549)        (4,322)
        Actuarial loss                                                                                      12,790          7,521
        Currency translation                                                                                18,167         12,617
                                                                                                          --------       --------

        Benefit obligation, end of year                                                                    182,586        143,733
                                                                                                          --------       --------

       Change in Plan Assets:
        Fair value of plan assets, beginning of year                                                        90,288         98,567
        Company contributions                                                                                4,269          2,343
        Benefits paid                                                                                       (4,549)        (4,322)
        Actual return on plan assets                                                                        13,932        (14,268)
        Currency translation                                                                                 9,951          7,968
                                                                                                          --------       --------

        Fair value of plan assets, end of year                                                             113,891         90,288
                                                                                                          --------       --------

       Funded Status                                                                                       (68,695)       (53,445)
       Unrecognized Net Actuarial Loss                                                                      51,401         41,918
       Unrecognized Initial Obligation and Prior Service Cost                                                  401            103
                                                                                                          --------       --------

       Net Amount Recognized                                                                              $(16,893)      $(11,424)
                                                                                                          ========       ========

       Amounts Recognized in the Balance Sheet:
        Accrued pension liability                                                                         $(57,850)      $(42,948)
        Intangible asset                                                                                       401            103
        Accumulated other comprehensive items                                                               40,556         31,421
                                                                                                          --------       --------

       Net Amount Recognized                                                                              $(16,893)      $(11,424)
                                                                                                          ========       ========

       The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $182.6 million, $169.3 million, and $113.9 million, respectively, at year-end 2003, and $143.7 million, $129.9 million, and $90.3 million, respectively, at year-end 2002. For the company's U.S.-based plan, plan assets totaled $16.6 million at the measurement date of December 31, 2003, and the expected long-term rate of return on assets for 2003 was 9%.

<

>

                           THERMO ELECTRON CORPORATION

Note 5.    Employee Benefit Plans (continued)

       The weighted average rates used to determine the net periodic benefit costs were as follows:

                                                                                                 2003         2002           2001
                                                                                                 ----         ----           ----

       Discount Rate                                                                             6.0%         6.2%           5.9%
       Rate of Increase in Salary Levels                                                         3.7%         3.9%           4.2%
       Expected Long-term Rate of Return on Assets                                               7.3%         7.5%           7.2%

       The weighted average rates used to determine benefit obligations at the respective year ends were as follows:

                                                                                                              2003           2002
                                                                                                              ----           ----

       Discount Rate                                                                                          5.6%           6.0%
       Rate of Increase in Salary Levels                                                                      3.7%           3.7%

       In determining the expected long-term rate of return on plan assets, the company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance. In addition, the company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

       For the company's U.S.-based plan, the asset allocation at the respective year ends by asset category was as follows:

                                                                                                              2003           2002
                                                                                                              ----           ----

       Equity Securities                                                                                       60%            55%
       Debt Securities                                                                                         39%            45%
       Real Estate                                                                                               -              -
       Other                                                                                                    1%              -
                                                                                                              ----           ----

                                                                                                              100%           100%
                                                                                                              ====           ====


       Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

       The company expects to make a contribution to its U.S.-based plan in 2004 of approximately $1.2 million.

Note 6.    Income Taxes

       The components of income from continuing operations before provision for income taxes, minority interest, and cumulative effect of change in accounting principle are as follows:


                                                                                             2003           2002           2001
                                                                                           --------       --------       --------
                                                                                                     (In thousands)

       U.S.                                                                                $132,142       $208,679       $  7,443
       Non-U.S.                                                                              86,491         77,815         64,936
                                                                                           --------     ----------       --------

                                                                                           $218,633       $286,494       $ 72,379
                                                                                           ========       ========       ========


<

>

                           THERMO ELECTRON CORPORATION

Note 6.    Income Taxes (continued)

       The components of the provision for income taxes of continuing operations are as follows:

                                                                                             2003           2002           2001
                                                                                           --------       --------       --------
                                                                                                       (In thousands)
       Currently Payable:
        Federal                                                                            $ 30,768       $ 53,632       $ 11,754
        Non-U.S.                                                                             31,749         24,115         23,572
        State                                                                                 1,172          1,837          3,318
                                                                                           --------       --------       --------

                                                                                             63,689         79,584         38,644
                                                                                           --------       --------       --------

       Net Deferred (Prepaid):
        Federal                                                                             (19,934)        11,086        (12,787)
        Non-U.S.                                                                              1,621          1,429          2,667
        State                                                                                   560            366           (958)
                                                                                           --------       --------       --------

                                                                                            (17,753)        12,881        (11,078)
                                                                                           --------       --------       --------

                                                                                           $ 45,936       $ 92,465       $ 27,566
                                                                                           ========       ========       ========

       The total provision for income taxes included in the accompanying statement of operations is as follows:

                                                                                             2003           2002           2001
                                                                                           --------       --------       --------
                                                                                                       (In thousands)

       Continuing Operations                                                               $ 45,936       $ 92,465       $ 27,566
       Gain/Loss on Disposal of Discontinued Operations                                       8,141        (21,008)       (22,741)
       Cumulative Effect of Change in Accounting Principle                                        -              -           (663)
                                                                                           --------       --------       --------

                                                                                           $ 54,077       $ 71,457       $  4,162
                                                                                           ========       ========       ========

       The company receives a tax deduction upon the exercise of nonqualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $12.0 million, $6.7 million, and $9.5 million, of such benefits of the company that have been allocated to capital in excess of par value in 2003, 2002, and 2001, respectively.




<

>

                           THERMO ELECTRON CORPORATION

Note 6.    Income Taxes (continued)

       The provision for income taxes in the accompanying statement of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes, minority interest, and cumulative effect of change in accounting principle due to the following:

                                                                                             2003           2002           2001
                                                                                           --------       --------       --------
                                                                                                      (In thousands)

       Provision for Income Taxes at Statutory Rate                                        $ 76,522       $100,273       $ 25,333
       Increases (Decreases) Resulting From:
        Federal tax credits                                                                 (13,678)        (7,105)        (2,955)
        Non-U.S. tax rate and tax law differential                                          (12,747)         2,216         (1,017)
        Basis difference of businesses sold or terminated                                    (4,988)           206              -
        Foreign sales corporation/extraterritorial income exclusion                          (3,605)        (2,357)        (2,401)
        Losses not benefited in the year they occurred                                        2,224         (3,192)        (4,687)
        State income taxes, net of federal tax                                                1,126          1,432          1,577
        Nondeductible expenses                                                                1,102            927            926
        Amortization and write off of goodwill                                                    -            151         13,095
        Other, net                                                                              (20)           (86)        (2,305)
                                                                                           --------       --------       --------

                                                                                           $ 45,936       $ 92,465       $ 27,566
                                                                                           ========       ========       ========


       Net deferred tax asset in the accompanying balance sheet consists of the following:


                                                                                                            2003           2002
                                                                                                          --------       --------
                                                                                                              (In thousands)

       Deferred Tax Asset (Liability):
        Net operating loss and credit carryforwards                                                       $121,449       $ 74,642
        Reserves and accruals                                                                               81,297         49,408
        Inventory basis difference                                                                          29,718         31,308
        Accrued compensation                                                                                 8,229         19,506
        Depreciation and amortization                                                                      (16,414)        (5,252)
        Available-for-sale investments                                                                     (20,132)       (15,162)
        Other, net                                                                                          (2,118)           734
                                                                                                          --------       --------

                                                                                                           202,029        155,184
        Less: Valuation allowance                                                                           75,253         73,259
                                                                                                          --------       --------

                                                                                                          $126,776       $ 81,925
                                                                                                          ========       ========


       The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. The valuation allowance primarily relates to the uncertainty surrounding the realization of acquired tax loss and credit carryforwards. Any tax benefit resulting from the use of acquired loss carryforwards will be used to reduce goodwill.


<

>

                           THERMO ELECTRON CORPORATION

Note 6.    Income Taxes (continued)

       At December 31, 2003, the company had federal, state, and non-U.S. net operating loss carryforwards of $4 million, $352 million, and $193 million, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2004 through 2021. Of the non-U.S. net operating loss carryforwards, $15 million expire in the years 2004 through 2017, and the remainder do not expire.

       A provision has not been made for U.S. or additional non-U.S. taxes on $617 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost.

Note 7.    Earnings (Loss) per Share


                                                                                            2003           2002            2001
                                                                                          --------       --------        --------
                                                                                                  (In thousands except
                                                                                                   per share amounts)

       Income from Continuing Operations Before Cumulative Effect of Change in
        Accounting Principle                                                              $172,697       $194,360        $ 50,653
       Gain (Loss) on Disposal of Discontinued Operations, Net                              27,312        115,370         (50,440)
       Cumulative Effect of Change in Accounting Principle                                       -              -            (994)
                                                                                          --------       --------        --------

       Net Income (Loss) for Basic Earnings per Share                                      200,009        309,730            (781)
       Effect of Convertible Debentures                                                      4,830         13,986               -
                                                                                          --------       --------        --------

       Income (Loss) Available to Common Shareholders, as Adjusted for Diluted
        Earnings per Share                                                                $204,839       $323,716        $   (781)
                                                                                          --------       --------        --------

       Basic Weighted Average Shares                                                       162,713        168,572         180,560
       Effect of:
        Convertible debentures                                                               5,737         15,952             463
        Stock options                                                                        2,085          2,068           2,893
        Contingently issuable shares                                                           195             19               -
                                                                                          --------       --------        --------

       Diluted Weighted Average Shares                                                     170,730        186,611         183,916
                                                                                          --------       --------        --------


<

>

                           THERMO ELECTRON CORPORATION

Note 7.    Earnings (Loss) per Share (continued)

                                                                                            2003           2002            2001
                                                                                          --------       --------        --------
                                                                                                  (In thousands except
                                                                                                   per share amounts)

       Basic Earnings (Loss) per Share:
        Continuing operations before cumulative effect of change in accounting
           principle                                                                      $   1.06        $  1.15        $    .28
        Discontinued operations                                                                .17            .68            (.28)
        Cumulative effect of change in accounting principle                                      -              -            (.01)
                                                                                          --------       ---------       --------

                                                                                          $   1.23       $   1.84        $      -
                                                                                          ========       ========        ========

       Diluted Earnings (Loss) per Share:
        Continuing operations before cumulative effect of change in accounting
           principle                                                                      $   1.04       $   1.12        $    .28
        Discontinued operations                                                                .16            .62            (.27)
        Cumulative effect of change in accounting principle                                      -              -            (.01)
                                                                                          --------       --------        --------

                                                                                          $   1.20       $   1.73        $      -
                                                                                          ========       ========        ========


       Options to purchase 6,678,000, 10,786,000, and 4,755,000 shares of common stock were not included in the computation of diluted earnings (loss) per share for 2003, 2002, and 2001, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       The computation of diluted earnings per share for 2003 and 2002 excludes the effect of assuming the conversion of the company's 4 3/8% subordinated convertible debentures convertible at $111.83 per share because the effect would be antidilutive. These debentures were no longer outstanding as of December 31, 2003, having previously been redeemed. The computation of diluted earnings
(loss) per share for 2001 excludes the effect of all convertible debentures except the company's noninterest-bearing subordinated convertible debentures because the effect would be antidilutive.

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

       Accumulated other comprehensive items in the accompanying balance sheet consists of the following:


                                                                                                           2003            2002
                                                                                                         --------        --------
                                                                                                            (In thousands)

       Cumulative Translation Adjustment                                                                 $ 83,263        $(41,448)
       Net Unrealized Gains on Available-for-sale Investments                                              31,885          28,229
       Net Unrealized Losses on Hedging Instruments                                                        (2,523)         (1,490)
       Minimum Pension Liability Adjustment (net of tax benefit of $12,259 and $9,426)                    (28,297)        (21,995)
                                                                                                         --------        --------

                                                                                                         $ 84,328        $(36,704)
                                                                                                         ========        ========


<

>

                           THERMO ELECTRON CORPORATION

Note 8.    Comprehensive Income (continued)

       Comprehensive income in 2002 excludes the effect of unrealized gains of $111 million that existed at the date the company reclassified equity interests in FLIR and Thoratec to available-for-sale investments (Notes 4 and 16).

       The change in unrealized gains (losses) on available-for-sale investments, a component of other comprehensive items in the accompanying statement of comprehensive income and shareholders' equity, includes the following:


                                                                                            2003           2002            2001
                                                                                          --------       --------        --------
                                                                                                      (In thousands)

       Unrealized Holding Gains (Losses) Arising During the Year (net of
        income tax provision (benefit) of $14,407, $(22,067), and $12,136)                $ 26,754       $(34,481)       $ 21,077
       Reclassification Adjustment for (Gains) Losses Included in Net
        Income/Loss (net of income tax provision (benefit) of $(1,366),
        $15,746, and $505)                                                                   1,441        (31,413)           (757)
                                                                                          --------       --------        --------

       Net Unrealized Gains (Losses) (net of income tax provision (benefit)
        of $15,773, $(37,813), and $11,631)                                               $ 28,195       $(65,894)       $ 20,320
                                                                                          ========       ========        ========

       The change in unrealized gains (losses) on hedging instruments, a component of other comprehensive items in the accompanying statement of comprehensive income and shareholders' equity, includes the following:

                                                                                            2003           2002            2001
                                                                                          --------       --------        --------
                                                                                                      (In thousands)

       Unrealized Holding Gains (Losses) Arising During the Year (net of income
        tax provision (benefit) of $(2,137), $(1,794), and $2,861)                        $ (4,261)      $ (2,852)       $  4,330
       Reclassification Adjustment for (Gains) Losses Included in Net
        Income/Loss (net of income tax provision (benefit) of $(1,686), $15,
        and $(1,995))                                                                        3,228             24          (2,992)
                                                                                          --------       --------        --------

       Net Unrealized Gains (Losses) (net of income tax provision (benefit)
        of $(451), $(1,779), and $866)                                                    $ (1,033)      $ (2,828)       $  1,338
                                                                                          ========       ========        ========



<

>

                           THERMO ELECTRON CORPORATION

Note 9.    Available-for-sale Investments

       The aggregate market value, cost basis, and gross unrealized gains and losses of short-term available-for-sale investments by major security type are as follows:


                                                                                                          Gross            Gross
                                                                       Market             Cost       Unrealized       Unrealized
                                                                        Value            Basis            Gains           Losses
                                                                     --------         --------       ----------       ----------
                                                                                             (In thousands)

       2003
       Corporate Bonds and Notes                                     $ 18,638         $ 18,578         $     60         $      -
       Equity Investments                                              95,688           46,695           48,993                -
                                                                     --------         --------         --------         --------

                                                                     $114,326         $ 65,273         $ 49,053         $      -
                                                                     ========         ========         ========         ========

       2002
       Corporate Bonds and Notes                                     $431,222         $424,681         $  6,731         $   (190)
       Equity Investments                                             105,208           68,321           37,138             (251)
                                                                     --------         --------         --------         --------

                                                                     $536,430         $493,002         $ 43,869         $   (441)
                                                                     ========         ========         ========         ========


       Short-term available-for-sale investments in the accompanying 2003 balance sheet include equity securities of $95.7 million and debt securities of $18.6 million with contractual maturities of one year or less. Actual maturities may differ from contractual maturities as a result of the company's intent to sell these securities prior to maturity.

       The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of operations. The net gain on the sale of available-for-sale investments resulted from gross realized gains of $38.2 million, $126.6 million, and $5.0 million, and gross realized losses of $2.7 million, $3.5 million, and $3.7 million, in 2003, 2002, and 2001, respectively.



<

>

                           THERMO ELECTRON CORPORATION

Note 10.   Long-term Obligations and Other Financing Arrangements


                                                                                                            2003           2002
                                                                                                          --------       --------
                                                                                                            (In thousands except
                                                                                                             per share amounts)

       7 5/8% Senior Notes, Due 2008                                                                      $137,874       $141,032
       3 1/4% Subordinated Convertible Debentures, Due 2007, Convertible at $41.84 per Share                77,234         78,048
       4% Subordinated Convertible Debentures, Due 2005, Convertible at $35.77 per Share
        (called for redemption in July 2003)                                                                     -        226,501
       4 3/8% Subordinated Convertible Debentures, Due 2004, Convertible at $111.83 per Share
        (called for redemption in April 2003)                                                                    -         71,873
       Noninterest-bearing Subordinated Convertible Debentures, Due 2003, Convertible at $61.67
        per Share                                                                                                -         31,320
       2 7/8% Subordinated Convertible Debentures, Due 2003, Convertible at $28.16 per Share                     -         11,536
       Other                                                                                                20,282          8,175
                                                                                                          --------       --------

                                                                                                           235,390        568,485
       Less: Current Maturities                                                                              5,881        117,144
                                                                                                          --------       --------

                                                                                                          $229,509       $451,341
                                                                                                          ========       ========


       As a result of the spinoffs to shareholders discussed in Note 16, the conversion price of each of the company's convertible debentures was reduced in 2001 to approximately 85% of the conversion price at December 30, 2000, in accordance with the terms of the convertible debentures.

       The annual requirements for long-term obligations are as follows (in thousands):


       2004                                                                                                              $  5,881
       2005                                                                                                                 1,803
       2006                                                                                                                 1,637
       2007                                                                                                                78,393
       2008                                                                                                               139,089
       2009 and thereafter                                                                                                  8,587
                                                                                                                         --------

                                                                                                                         $235,390
                                                                                                                         ========


       See Note 13 for fair value information pertaining to the company's long-term obligations.

       Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $39.9 million and $75.4 million at year-end 2003 and 2002, respectively, of short-term bank borrowings and borrowings under lines of credit of certain of the company's subsidiaries. The weighted average interest rate for these borrowings was 1.5% and 2.3% at year-end 2003 and 2002, respectively. Unused lines of credit for non-U.S. subsidiaries were $205 million as of year-end 2003. The unused lines of credit generally provide for short-term unsecured borrowings at various interest rates. In addition, the company has facilities of $250 million discussed below.

       In 2003 and 2002, the company redeemed the convertible debentures discussed below with the objective of reducing interest expense. The redemption price was 100% of the principal amount of the debentures plus accrued interest. In 2003, the company redeemed all of its outstanding 4 3/8% subordinated convertible debentures due 2004 and 4% subordinated convertible debentures due 2005. The principal amounts redeemed for the 4 3/8% and 4% debentures were $70.9 million and $197.1 million, respectively.

<

>

                           THERMO ELECTRON CORPORATION

Note 10.   Long-term Obligations and Other Financing Arrangements (continued)

       In 2002, the company redeemed all of its outstanding 4 1/2% senior convertible debentures due 2003, 4 1/4% and 4 5/8% subordinated convertible debentures due 2003, and 4 7/8% subordinated convertible debentures due 2004. The principal amounts redeemed for the 4 1/2%, 4 1/4%, 4 5/8%, and 4 7/8% debentures were $121.1 million, $398.4 million, $57.9 million, and $13.3 million, respectively. Redemptions and repurchases of subordinated convertible debentures resulted in charges of $1.0 million and $1.5 million in 2003 and 2002, respectively, and a gain of $1.7 million in 2001, recorded as other income, net, in the accompanying statement of operations.

       In connection with the 2002 debt redemption discussed above, the company entered into securities-lending agreements with third parties under which the company borrowed funds for short-term needs. Borrowings were collateralized by available-for-sale investments. As of December 28, 2002, the company had outstanding borrowings of $292.0 million under these arrangements, with maturities between January 2003 and June 2003 and a weighted average interest rate of 1.87%. The proceeds of the borrowings were used to partially fund the 2002 debt redemptions discussed above. The company had pledged $306.6 million of available-for-sale securities in the accompanying 2002 balance sheet as collateral for such borrowings. The company had no borrowings outstanding under this arrangement as of December 31, 2003, as it had expired.

       In December 2002, the company entered into revolving credit agreements, as amended, with a bank group that provide for up to $250 million of unsecured borrowings. These arrangements consist of a 364-day revolving credit facility of $125 million that will expire in December 2004, and a three-year, $125 million revolving credit facility that will expire in December 2005. The agreements call for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company's option. The rate at December 31, 2003, was 1.90% under the more favorable of the two rates. The company has agreed to certain financial covenants, including interest coverage and debt-to-capital ratios. At December 31, 2003, no borrowings were outstanding. The company may use the credit facilities for working capital needs and possible acquisitions.

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8%, and will pay a variable rate of 90-day LIBOR plus 2.19% (3.38% as of December 31, 2003). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt of $9.2 million at December 31, 2003, and $12.3 million at December 28, 2002. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

Note 11.   Commitments and Contingencies

Operating Leases

       The company leases portions of its office and operating facilities under various operating lease arrangements. Income from continuing operations includes expense from operating leases of $40.1 million, $36.0 million, and $43.9 million in 2003, 2002, and 2001, respectively. Future minimum payments due under noncancellable operating leases at December 31, 2003, are $37.8 million in 2004, $30.9 million in 2005, $23.3 million in 2006, $17.1 million in 2007, $13.8 million in 2008, and $87.8 million in 2009 and thereafter. Total future minimum lease payments are $210.7 million.

<

>

                           THERMO ELECTRON CORPORATION

Note 11.   Commitments and Contingencies (continued)

Purchase Obligations

       At December 31, 2003, the company had outstanding noncancellable purchase obligations, principally for inventory purchases, totaling $68.9 million.

Letters of Credit and Guarantees

       Outstanding letters of credit and bank guarantees totaled $45.8 million at December 31, 2003, including $3.7 million for businesses that have been sold. The expiration of these credits and guarantees ranges through 2013 for existing businesses and through 2005 for businesses that have been sold.

       Outstanding surety bonds totaled $24.8 million at December 31, 2003, including $20.8 million for businesses that have been sold. The expiration of these bonds ranges through 2010 for existing businesses and primarily through 2009 for businesses that have been sold.

       The letters of credit, bank guarantees, and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee, or bond if the applicable business unit does not perform as contractually required. With respect to letters of credit, guarantees, and surety bonds that were issued for businesses that were sold, the buyer is obligated to indemnify the company in the event such letters of credit and/or surety bonds are drawn.

       The company also has an outstanding guarantee of $0.5 million at December 31, 2003, that relates to the third-party indebtedness of an equity investee. The guarantee carries no expiration.

       In connection with the sale of businesses of the company, the buyers have assumed certain contractual obligations of such businesses and have agreed to indemnify the company with respect to those assumed liabilities. In the event a third party to a transferred contract does not recognize the transfer of obligations or a buyer defaults on its obligations under the transferred contract, the company could be liable to the third party for such obligations. However, in such event, the company would be entitled to indemnification by the buyer.

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


<

>

                           THERMO ELECTRON CORPORATION

Note 11.   Commitments and Contingencies (continued)

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

Discontinued Operations
-----------------------

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

Note 12.   Common and Preferred Stock

       At December 31, 2003, the company had reserved 21,917,949 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company's convertible debentures.

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

<

>

                           THERMO ELECTRON CORPORATION

Note 12.   Common and Preferred Stock (continued)

       In the event that a person becomes the beneficial owner of 15% or more of the outstanding shares of common stock, except pursuant to an offer for all outstanding shares of common stock approved by at least a majority of the members of the Board of Directors, each holder of a right (except for the Acquiring Person) will thereafter have the right to receive, upon exercise, that number of shares of common stock that equals the exercise price of the right divided by one-half of the current market price of the common stock. In the event that, at any time after any person has become an Acquiring Person, (i) the company is acquired in a merger or other business combination transaction in which the company is not the surviving corporation or its common stock is changed or exchanged (other than a merger that follows an offer approved by the Board of Directors), or (ii) 50% or more of the company's assets or earning power is sold or transferred, each holder of a right (except for the Acquiring Person) shall thereafter have the right to receive, upon exercise, the number of shares of common stock of the acquiring company that equals the exercise price of the right divided by one-half of the current market price of such common stock.

       At any time until 10 days following the Stock Acquisition Date, the company may redeem the rights in whole, but not in part, at a price of $.01 per right (payable in cash or stock). The rights expire on January 29, 2006, unless earlier redeemed or exchanged.

Note 13.   Fair Value of Financial Instruments

       The company's financial instruments consist mainly of cash and cash equivalents, short-term available-for-sale investments, accounts receivable, short-term obligations and current maturities of long-term obligations, accounts payable, long-term obligations, forward currency-exchange contracts and, in 2002, a note receivable from Trimble (Note 2). The carrying amounts of cash and cash equivalents, accounts receivable, short-term obligations and current maturities of long-term obligations (excluding convertible obligations), and accounts payable approximate fair value due to their short-term nature.

       Available-for-sale investments are carried at fair value in the accompanying balance sheet. The fair values were determined based on quoted market prices (Note 9).

       The carrying amount and fair value of the company's note receivable, long-term obligations, and forward currency-exchange contracts are as follows:


                                                                                    2003                           2002
                                                                          ------------------------       ------------------------
                                                                          Carrying            Fair       Carrying            Fair
                                                                            Amount           Value         Amount           Value
                                                                          --------        --------       --------        --------
                                                                                              (In thousands)

       Note Receivable                                                    $      -        $      -       $ 69,136        $ 70,002
                                                                          ========        ========       ========        ========

       Current Maturities of Convertible Obligations                      $      -        $      -       $114,729        $112,121
                                                                          ========        ========       ========        ========

       Long-term Obligations:
        Convertible obligations                                           $ 77,234        $ 76,269       $304,549        $292,138
        Other                                                              152,275         152,275        146,792         146,792
                                                                          --------        --------       --------        --------

                                                                          $229,509        $228,544       $451,341        $438,930
                                                                          ========        ========       ========        ========

       Forward Currency-exchange Contracts Payable                        $  2,795        $  2,795       $  1,111        $  1,111


<

>

                           THERMO ELECTRON CORPORATION

Note 13.   Fair Value of Financial Instruments (continued)

       The fair value of the note receivable was determined based on borrowing rates available to companies of comparable creditworthiness at December 28, 2002.

       The fair value of long-term obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective year ends.

       The notional amounts of forward currency-exchange contracts outstanding totaled $131.1 million and $89.2 million at year-end 2003 and 2002, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates.

Note 14.   Supplemental Cash Flow Information


                                                                                       2003              2002             2001
                                                                                    ---------         ---------        ---------
                                                                                                  (In thousands)
       Cash Paid For
        Interest                                                                    $  23,430         $  51,156        $  61,797
                                                                                    =========         =========        =========

        Income taxes                                                                $  33,029         $  64,309        $  44,822
                                                                                    =========         =========        =========

       Noncash Activities
        Fair value of assets of acquired businesses and product lines               $ 202,178         $  94,881        $  18,161
        Cash paid for acquired businesses and product lines                          (150,260)          (78,825)         (14,834)
                                                                                    ---------         ---------        ---------

             Liabilities assumed of acquired businesses and product lines           $  51,918         $  16,056        $   3,327
                                                                                    =========         =========        =========

Note 15.   Restructuring and Other Costs, Net

2003

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2003 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. These charges totaled $48.8 million and are detailed by segment below. The company expects to incur an additional $3 million of restructuring costs, primarily in 2004, for charges associated with these actions that cannot be recorded until incurred. The company believes that restructuring actions undertaken in 2003 will be substantially completed in 2004.

       The company recorded net restructuring and other costs by segment for 2003 as follows:


                                                  Life and
                                                Laboratory       Measurement          Optical
                                                  Sciences       and Control     Technologies         Corporate            Total
                                                ----------       -----------     ------------         ---------         --------
                                                                               (In thousands)

       Cost of Revenues                            $     -          $     71         $      -          $      -         $     71
       Restructuring and Other Costs, Net           21,808            10,214           11,559             5,128           48,709
                                                   -------          --------         --------          --------         --------

                                                   $21,808          $ 10,285         $ 11,559          $  5,128         $ 48,780
                                                   =======          ========         ========          ========         ========


<

>

                           THERMO ELECTRON CORPORATION

Note 15.   Restructuring and Other Costs, Net (continued)

       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $21.8 million of net restructuring and other charges in 2003. These charges included $18.8 million of cash costs, principally associated with facility consolidations, including $9.8 million of severance for 415 employees across all functions; $4.2 million of ongoing lease costs through 2006 for abandoned facilities described below; $1.5 million of employee-retention costs; and $3.3 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $1.5 million that the segment had provided prior to 2003 and were not required, primarily due to employee attrition. The charges for abandoned facilities included the consolidation of four manufacturing facilities in the United States; the closure of a manufacturing facility in the United Kingdom, the activities of which were transferred to a facility in the United States; consolidation of distribution facilities in Japan; and revised estimates of future lease costs for facilities in Europe that the segment provided prior to 2003. These charges are net of reversals of $1.0 million, which represents revised estimates of future lease costs for facilities that the segment abandoned prior to 2003. In addition, the segment recorded net charges of $3.4 million, primarily to write down the carrying value of fixed assets, primarily buildings held for sale to estimated disposal value, offset by $0.4 million of net gains, primarily from the sale of a product line.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $10.3 million of net restructuring and other charges in 2003. The segment recorded charges to cost of revenues of $0.1 million, primarily for the sale of inventories revalued at the date of acquisition, and $10.2 million of other costs. These other costs consisted of $10.3 million of cash costs, principally associated with facility consolidations, including $6.8 million of severance for 164 employees across all functions; $0.9 million of ongoing lease costs through 2007 for abandoned facilities described below; $0.3 million of employee-retention costs; and $2.3 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $1.5 million that the segment had provided prior to 2003 and were not required, primarily due to a change in the restructuring plan and employee attrition. The charges for abandoned facilities included the closure of sales offices in The Netherlands and France, the activities of which were transferred to other facilities in the region, and the consolidation of manufacturing facilities in Massachusetts and Wisconsin. These charges are net of reversals of $0.4 million, which represent revised estimates of future lease costs for facilities that the segment abandoned prior to 2003. In addition, the segment recorded a gain of $2.1 million on the sale of a building in Germany, offset by net charges of $2.0 million, primarily for the writedown of goodwill related to the segment's test and measurement business to reduce the carrying value of the business to disposal value. The test and measurement business was sold in October 2003.

Optical Technologies
--------------------

       The Optical Technologies segment recorded $11.6 million of net restructuring and other charges in 2003. These charges included $5.8 million of cash costs principally associated with facility consolidations. The cash costs included $2.8 million of ongoing lease costs through 2016 for abandoned facilities described below; $2.1 million of severance for 122 employees across all functions; $0.6 million of pension costs for terminated employees that was accrued as a pension liability; $0.2 million of employee-retention costs; and $0.1 million of other cash costs, primarily relocation expenses. These charges were offset by a gain of $1.0 million for the reversal of contract cancellation fees provided in 2001 that were disputed and ultimately not required. The charges for severance are net of reversals of $0.4 million, primarily for the favorable resolution of accrued amounts that were in dispute. The charges for abandoned facilities included costs of $3.1 million, primarily for the closure of a manufacturing facility in the United Kingdom relating to the sale of a product line discussed below, and the consolidation of manufacturing facilities in California and Massachusetts, and are net of reversals of $0.3 million,

<

>

                           THERMO ELECTRON CORPORATION

Note 15.   Restructuring and Other Costs, Net (continued)

primarily for the favorable settlement of lease obligations on abandoned equipment. In addition, the segment recorded a charge of $4.8 million, primarily for the writedown of the segment's molecular beam epitaxy product line that was sold in October 2003. The writedown was to reduce the carrying value of the product line assets to disposal value and primarily consisted of fixed assets. The segment also recorded charges of $2.0 million, including the writedown of a facility held for sale to estimated disposal value and abandoned assets, net of recoveries.

Corporate
---------

       The company recorded $5.1 million of restructuring and other charges at its corporate offices in 2003, all of which were cash costs. These cash costs included $2.6 million for third-party advisory fees; $1.0 million of ongoing lease costs through 2006 for abandoned facilities described below; $0.9 million of severance for 16 employees in administrative functions; and $0.6 million of relocation expenses. While the company no longer has any public subsidiaries, it has numerous non-U.S. subsidiaries through which the formerly public subsidiaries conducted business. The third-party advisory fees are being incurred to simplify this legal structure. The charges for abandoned facilities and relocation expenses are for the consolidation of three administrative offices in Europe.

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

       The company recorded net restructuring and other costs by segment for 2002 as follows:


                                                  Life and
                                                Laboratory       Measurement          Optical
                                                  Sciences       and Control     Technologies         Corporate            Total
                                                ----------       -----------     ------------         ---------          -------
                                                                                 (In thousands)

       Cost of Revenues                            $ 1,251           $ 1,384          $ 6,491           $     -          $ 9,126
       Restructuring and Other Costs, Net           17,968            12,226           19,390             2,562           52,146
                                                   -------           -------          -------           -------          -------

                                                   $19,219           $13,610          $25,881           $ 2,562          $61,272
                                                   =======           =======          =======           =======          =======


       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $19.2 million of net restructuring and other charges in 2002. The segment recorded charges to cost of revenues of $1.3 million, which consisted of $1.1 million for the sale of inventories revalued at the date of acquisition and $0.2 million for a discontinued product line, and $17.9 million of other costs. These other costs consisted of $12.2 million of cash costs, including $5.7 million of severance for 254 employees across all functions; $1.8 million of ongoing lease costs through 2005 for abandoned facilities described below; $1.7 million of employee-

<

>

                           THERMO ELECTRON CORPORATION

Note 15.   Restructuring and Other Costs, Net (continued)

retention costs; $0.7 million of pension costs for terminated employees that was accrued as a pension liability; $0.5 million for the termination of a distributor agreement; and $1.8 million of other cash costs, primarily relocation expenses. In addition, the segment realized a net loss of $4.3 million on the sale of assets and small business units, principally its Dynex automated diagnostics product line, and wrote down $1.4 million of fixed assets at abandoned facilities. The abandoned-facility costs included $1.6 million of additional expense related to a facility in Finland that was abandoned in 2001, at which time the segment recorded estimated abandonment cost. The segment has been unable to sublease the space and has reserved the remaining obligation through the expiration of the lease in 2005. Other facility consolidations in 2002 included closure of three sales and services offices in The Netherlands, the United Kingdom, and California, and a manufacturing facility in Texas. The activities of these facilities were transferred to other locations. In addition, certain other office and manufacturing space in Massachusetts that was abandoned and reserved for in 2001 has been occupied by the company's Measurement and Control segment, and consequently, the remaining reserve for abandonment of $1.5 million has been reversed.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $13.6 million of net restructuring and other charges in 2002. The segment recorded charges to cost of revenues of $1.4 million for the sale of inventories revalued at the date of acquisition, and $12.2 million of other costs, net. These other costs consisted of $20.4 million of cash costs, including $11.0 million of severance for 388 employees across all functions; $4.9 million of ongoing lease costs through 2007 for abandoned facilities described below; $2.0 million of employee-retention costs; and $2.5 million of other cash costs, primarily relocation expenses. The charge also included $0.5 million of asset writedowns, and was offset by $8.7 million of net gains, primarily on the sale of businesses, principally the segment's Thermo BLH and Thermo Nobel subsidiaries. The charges for severance, abandoned facilities, and other items are net of reversals of $2.4 million, $2.3 million, and $0.4 million, respectively, that the segment had provided in 2000 and 2001. Of the total amount reversed, $2.1 million had been initially provided in 2001 to downsize the segment's operations in Maryland. During 2002, following a change in that operation's management, the 2001 plan to restructure the Maryland operation was substantially revised to include closure of the plant. The amounts provided in 2001 were reversed and all of the actions contemplated in the 2001 plan are components of the expanded 2002 plan, recorded in 2002. The remainder of the 2000 and 2001 plan reserves that were reversed were not required primarily due to employee attrition and favorable settlement of lease obligations. The facility consolidations in the 2002 plan included closure of six manufacturing facilities in the United States and one sales and service facility in Australia, and the transfer of their activities to other locations.

Optical Technologies
--------------------

       The Optical Technologies segment recorded $25.9 million of net restructuring and other charges in 2002. The segment recorded charges to cost of revenues of $6.5 million, primarily for two discontinued product lines, and $19.4 million of other costs. These other costs consisted of $9.7 million of cash costs, including $5.6 million of severance for 261 employees across all functions; $1.8 million of ongoing lease costs, primarily for abandoned equipment; $0.1 million of employee-retention costs; $0.7 million for the settlement of litigation; $1.1 million of cancellation fees for fixed asset purchases; and $0.4 million of other cash costs, primarily relocation expenses. The charges for severance and abandoned facilities are net of reversals of $1.2 million and $3.0 million, respectively, that the segment had provided in 2001 and 2002. The severance reserves that were reversed were no longer required, primarily due to employee attrition. The reversal of the abandoned facility reserves was primarily due to the favorable settlement of lease obligations. In addition, this segment wrote off assets totaling $8.8 million, primarily for abandoned telecommunication and other manufacturing equipment. The segment also recorded a charge of $0.8 million as a result of the options to purchase shares of Spectra-Physics becoming options to purchase shares of Thermo Electron following the acquisition of the minority interest in this business in February 2002 (Note 16), and a charge of $0.1 million for the loss on sale of a small business unit. Following these actions in 2002, the company suspended initiatives for products that address telecom markets based on the continuing economic downturn in these markets.

<

>

                           THERMO ELECTRON CORPORATION

Note 15.   Restructuring and Other Costs, Net (continued)

Corporate
---------

       The company recorded $2.6 million of restructuring and other charges at its corporate office in 2002, which were primarily cash costs, principally for third-party advisory fees to simplify the legal structure of the company's non-U.S. subsidiaries.

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

       The company recorded net restructuring and other costs by segment for 2001 as follows:


                                                  Life and
                                                Laboratory       Measurement          Optical
                                                  Sciences       and Control     Technologies         Corporate            Total
                                                ----------       -----------     ------------         ---------         --------
                                                                               (In thousands)

       Cost of Revenues                           $  6,898          $  9,252         $  9,945          $      -         $ 26,095
       Restructuring and Other Costs, Net           40,997            36,793           43,394            11,518          132,702
       Loss on Investments                               -             1,983              801                 -            2,784
                                                  --------          --------         --------          --------         --------

                                                  $ 47,895          $ 48,028         $ 54,140          $ 11,518         $161,581
                                                  ========          ========         ========          ========         ========


       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $47.9 million of net restructuring and other charges in 2001. The segment recorded charges to cost of revenues of $6.9 million, primarily for discontinued product lines, and $41.0 million of other costs, net. These other costs consisted of $29.9 million of cash costs, including $18.7 million of severance for 619 employees across all functions; $9.3 million of ongoing lease costs through 2012 for facilities described below; and $1.9 million of other costs. The charge also included a $3.4 million writeoff of in-process research and development costs at an acquired business, $8.0 million of asset writedowns, and $0.7 million of noncash severance costs, offset by $1.0 million of gains for the sale of a small business unit and a product line. The writeoff of in-process research and development was determined through established valuation techniques and was charged to expense upon acquisition because technological feasibility had not been established and no future alternative uses existed. The asset writedowns principally included $5.1 million of goodwill for business units that were closed, $2.3 million of fixed assets at facilities being consolidated, and $0.6 million of other assets. The facility consolidations included closure of 20 sales and service offices, including 18 in Europe and two in the United States, and the closure of nine factories, including five in Europe and four in the United States. The activities of these facilities were transferred to other locations in those regions.

<

>

                           THERMO ELECTRON CORPORATION

Note 15.   Restructuring and Other Costs, Net (continued)

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $46.0 million of net restructuring and other charges in 2001. The segment recorded charges to cost of revenues of $9.2 million, primarily for discontinued product lines, and $36.8 million of other costs, net. These other costs consisted of $21.2 million of cash costs, including $15.8 million of severance for 806 employees across all functions; $4.0 million of ongoing lease costs through 2009 for facilities described below; $0.3 million of employee-retention costs; and $1.1 million of other cash costs. The charge also included losses of $12.0 million on the sale of businesses and writedowns of goodwill for businesses subsequently sold, $4.5 million of asset writedowns, and $0.2 million of other costs, offset in part by a gain of $1.1 million on the sale of a building. The principal businesses that were sold that resulted in losses were noncore businesses and included Pharos Marine, a marine navigation unit, in August 2001, and ThermoMicroscopes, a manufacturer of scanning probe microscopes, in July 2001. The asset writedowns included $3.5 million of fixed assets at facilities being closed and $1.0 million for impairment of a note receivable that was a preacquisition asset of a business acquired in 1999. The facility consolidations included closure of 12 sales and service offices, including 11 in Europe and one in the United States, and the closure of 14 factories, including eight in the United States, five in Europe, and one in Canada. The activities of these sales and service offices and factories were transferred to other facilities in those regions.

       This segment also recorded $2.0 million of other nonoperating charges in 2001 to write down to market value an available-for-sale investment that was a preacquisition asset of a business acquired in 1999, due to an impairment that the company deemed other than temporary.

Optical Technologies
--------------------

       The Optical Technologies segment recorded $53.3 million of net restructuring and other charges in 2001. The segment recorded charges to cost of revenues of $9.9 million, primarily for excess telecommunication inventories at Spectra-Physics and discontinued product lines, and $43.4 million of other costs. The excess telecommunication inventories resulted from a severe slowdown in this market and the writedown reduced the carrying value of these and other inventories to estimated net realizable value. The $43.4 million of other costs consisted of $19.1 million of cash costs, including $3.6 million of severance for 284 employees, primarily in manufacturing positions; $7.0 million for leases on abandoned equipment; $5.9 million of loss on litigation; $0.6 million of ongoing lease costs through 2004 for facilities described below; and $2.0 million of other cash costs. The other cash costs primarily represented cancellation fees for fixed-asset purchases and termination of distributor agreements. The segment also recorded $24.2 million of asset writedowns, including $21.5 million of fixed assets, principally equipment used in telecommunication manufacturing for which estimated future cash flows were not sufficient to recover the carrying value. The asset writedowns also included $2.3 million of goodwill to reduce the carrying value of two small business units held for sale to their estimated disposal value, and $0.4 million of costs associated with an abandoned financing at Spectra-Physics. In addition, the segment recorded a charge of $0.1 million, net, for the sale of a small business unit and a facility. The facility consolidations included the closure of three factories in the United States and the closure of two distribution facilities in Europe. The activities of these sites were transferred to other facilities in those regions.

       This segment also recorded $0.8 million of other nonoperating charges in 2001 to write down an investment to its market value due to an impairment that the company deemed other than temporary.

<

>

                           THERMO ELECTRON CORPORATION

Note 15.   Restructuring and Other Costs, Net (continued)

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

       The following table summarizes the severance actions of the company in 2001, 2002, and 2003.


                                                                                                                       Number of
                                                                                                                       Employees
                                                                                                                       ---------

       Pre-2001 Restructuring Plans
       Remaining Terminations at December 30, 2000                                                                            80

       Additional Terminations Announced in 2001                                                                              16
       Terminations Occurring in 2001                                                                                        (91)
       Adjustment to Plan                                                                                                     (1)
                                                                                                                          ------

       Remaining Terminations at December 29, 2001                                                                             4
       Terminations Occurring in 2002                                                                                         (4)
                                                                                                                          ------

       Remaining Terminations at December 28, 2002 and December 31, 2003                                                       -
                                                                                                                          ======

       2001 Restructuring Plans
       Terminations Announced in 2001                                                                                      1,714
       Terminations Occurring in 2001                                                                                     (1,001)
                                                                                                                          ------

       Remaining Terminations at December 29, 2001                                                                           713

       Additional Terminations Announced in 2002                                                                             247
       Terminations Occurring in 2002                                                                                       (877)
       Adjustment to Plan                                                                                                    (53)
                                                                                                                          ------

       Remaining Terminations at December 28, 2002                                                                            30
       Terminations Occurring in 2003                                                                                        (28)
       Adjustment to Plan                                                                                                     (2)
                                                                                                                          ------

       Remaining Terminations at December 31, 2003                                                                             -
                                                                                                                          ======


<

>

                           THERMO ELECTRON CORPORATION

Note 15.   Restructuring and Other Costs, Net (continued)

                                                                                                                       Number of
                                                                                                                       Employees
                                                                                                                       ---------

       2002 Restructuring Plans
       Terminations Announced in 2002                                                                                        665
       Terminations Occurring in 2002                                                                                       (354)
                                                                                                                          ------

       Remaining Terminations at December 28, 2002                                                                           311

       Terminations Occurring in 2003                                                                                       (301)
       Adjustment to Plan                                                                                                    (10)
                                                                                                                          ------

       Remaining Terminations at December 31, 2003                                                                             -
                                                                                                                          ======

       2003 Restructuring Plans
       Terminations Announced in 2003                                                                                        717
       Terminations Occurring in 2003                                                                                       (550)
                                                                                                                          ------

       Remaining Terminations at December 31, 2003                                                                           167
                                                                                                                          ======


       The following table summarizes the cash components of the company's restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of operations have been summarized in the notes to the tables.


                                                                                   Abandonment
                                                                   Employee          of Excess
                                                Severance     Retention (a)         Facilities            Other             Total
                                                ---------     -------------        -----------         --------          --------
                                                                                (In thousands)

       Pre-2001 Restructuring Plans
        Balance at December 30, 2000             $  4,807          $  3,283           $  2,820         $ 10,114          $ 21,024
        Costs incurred in 2001                        328             3,472                 21            5,963             9,784
        Reserves reversed                            (105)                -                (21)               -              (126)
        Payments                                   (2,820)             (468)              (909)         (14,277)          (18,474)
        Currency translation                          (51)                -                (45)             (94)             (190)
                                                 --------          --------           --------         --------          --------

        Balance at December 29, 2001                2,159             6,287              1,866            1,706            12,018
        Reserves reversed (b)                         (85)                -               (990)             (36)           (1,111)
        Payments                                   (1,521)           (6,054)              (925)          (1,088)           (9,588)
        Transfer to accrued pension costs (c)           -                 -                  -             (534)             (534)
        Currency translation                          137                 -                114               32               283
                                                 --------          --------           --------         --------          --------

        Balance at December 28, 2002                  690               233                 65               80             1,068
        Reserves reversed (b)                         (93)                -                (68)             (75)             (236)
        Payments                                     (340)             (174)                 -               (5)             (519)
        Transfer to accrued pension costs (d)        (290)                -                  -                -              (290)
        Currency translation                           33                 -                  3                -                36
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2003             $      -          $     59           $      -         $      -          $     59
                                                 ========          ========           ========         ========          ========


<

>

                           THERMO ELECTRON CORPORATION

Note 15.   Restructuring and Other Costs, Net (continued)

                                                                                   Abandonment
                                                                   Employee          of Excess
                                                Severance     Retention (a)         Facilities            Other             Total
                                                ---------     -------------        -----------         --------          --------
                                                                                (In thousands)
       2001 Restructuring Plans
        Costs incurred in 2001 (e)               $ 40,076          $    297           $ 21,058         $  5,099          $ 66,530
        Reserves reversed (b)                        (385)                -               (182)             (90)             (657)
        Payments                                  (13,585)             (155)            (1,180)          (2,353)          (17,273)
        Currency translation                          (14)                1                 69               11                67
                                                 --------          --------           --------         --------          --------

        Balance at December 29, 2001               26,092               143             19,765            2,667            48,667
        Costs incurred in 2002 (f)                  9,539             2,812              8,013            4,406            24,770
        Reserves reversed (b)                      (4,900)               (4)            (6,831)            (562)          (12,297)
        Payments                                  (27,176)           (2,558)           (10,190)          (4,961)          (44,885)
        Currency translation                        2,050                24                744              115             2,933
                                                 --------          --------           --------         --------          --------

        Balance at December 28, 2002                5,605               417             11,501            1,665            19,188
        Costs incurred in 2003                        100               115              1,904              208             2,327
        Reserves reversed (b)                      (2,656)             (103)            (1,027)          (1,109)           (4,895)
        Payments                                   (2,393)             (413)            (7,135)            (654)          (10,595)
        Currency translation                          598                 -                831               28             1,457
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2003             $  1,254          $     16           $  6,074         $    138          $  7,482
                                                 ========          ========           ========         ========          ========

       2002 Restructuring Plans
        Costs incurred in 2002 (g)               $ 18,021          $  1,015           $  8,326         $  4,496          $ 31,858
        Reserves reversed (b)                         (77)                -                  -                -               (77)
        Payments                                   (6,305)              (50)              (579)          (3,850)          (10,784)
        Currency translation                          229                 2                 53               42               326
                                                 --------          --------           --------         --------          --------

        Balance at December 28, 2002               11,868               967              7,800              688            21,323
        Costs incurred in 2003                      2,224             1,334                587            2,368             6,513
        Reserves reversed (b)                        (792)             (106)              (556)            (111)           (1,565)
        Payments                                  (12,388)           (2,180)            (4,952)          (3,130)          (22,650)
        Currency translation                        1,181                39                385              204             1,809
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2003             $  2,093          $     54           $  3,264         $     19          $  5,430
                                                 ========          ========           ========         ========          ========

       2003 Restructuring Plans
        Costs incurred in 2003 (h)               $ 21,647          $    770           $  8,876         $  6,908          $ 38,201
        Reserves reversed (b)                        (810)                -               (819)            (267)           (1,896)
        Payments                                  (14,970)             (706)            (3,083)          (6,749)          (25,508)
        Currency translation                          861                 4                346              219             1,430
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2003             $  6,728          $     68           $  5,320         $    111          $ 12,227
                                                 ========          ========           ========         ========          ========


<

>

                           THERMO ELECTRON CORPORATION

Note 15.   Restructuring and Other Costs, Net (continued)

       (a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment. The pre-2001 awards were based on specified percentages of employees' salaries and were generally awarded to help ensure continued employment at least through completion of the company's reorganization plan.
       (b) Represents reductions in cost of plans as described in the discussion of restructuring actions by segment.
       (c) Balance of accrued restructuring costs from 1998 plans related to pension liability associated with employees terminated in 1998, which was transferred to accrued pension costs in 2002.
       (d) Balance of accrued restructuring costs for severance from 2000 plans related to pension liability associated with employees terminated in 2000, which was transferred to accrued pension costs in 2003.
       (e) Excludes noncash charges, net, of $11.1 million, $15.6 million, $24.3 million, and $0.2 million in the Life and Laboratory Sciences, Measurement and Control, and Optical Technologies segments, and at the company's corporate office, respectively, and loss on litigation of $5.9 million in the Optical Technologies sector.
       (f) Excludes net gains from the sale of businesses and other assets of $0.9 million and $2.4 million in the Life and Laboratory Sciences and Measurement and Control segments, respectively; noncash charges of $7.0 million in the Optical Technologies segment; a cash charge of $0.7 million recorded in accrued pension costs in the Life and Laboratory Sciences segment; and loss on litigation of $0.7 million in the Optical Technologies segment.
       (g) Excludes noncash charges of $6.7 million, $2.7 million, and $0.2 million in the Life and Laboratory Sciences and Optical Technologies segments and at the company's corporate office, respectively, and net gains from the sale of businesses and other assets of $5.8 million in the Measurement and Control segment.
       (h) Excludes noncash charges, net, of $3.0 million and $6.8 million in the Life and Laboratory Sciences and Optical Technologies segments, respectively; net gains of $0.1 million, primarily from the sale of a building, offset by a writedown to disposal value of a business sold in October 2003, in the Measurement and Control segment; and a cash charge of $0.6 million recorded in accrued pension costs in the Optical Technologies segment.

       The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations, and other costs, which principally consist of cancellation/termination fees, primarily through 2004; and abandoned-facility payments, over lease terms expiring through 2016.

Note 16.   Reorganization and Discontinued Operations

Reorganization

       During 2000 and 2001, the company completed the principal aspects of a major corporate reorganization. The reorganization split the company into three independent public entities and resulted in the divestiture of a number of businesses. In addition, the company took private all of its majority-owned subsidiaries in its continuing operations, including Spectra-Physics, which is discussed below. The company spun off as a dividend to its shareholders Kadant Inc. and Viasys Healthcare Inc. in August and November 2001, respectively. The company's continuing operations are comprised solely of its instrument businesses.

       In 2001, the company increased its ownership in Spectra-Physics to 93.6% through a cash tender offer of $17.50 per share. In connection with this offer, and an earlier repurchase of Spectra-Physics shares in 2001, the company expended $69.5 million in 2001 and recorded an increase in goodwill of $45.8 million. In February 2002, the company acquired the shares of Spectra-Physics it did not previously own through a short-form merger at the same price as the tender offer and Spectra-Physics ceased to be publicly traded. The company expended $23.2 million of cash to complete the purchase of the minority interest

<

>

                           THERMO ELECTRON CORPORATION

Note 16.   Reorganization and Discontinued Operations (continued)

and recorded an increase in goodwill of $15.8 million. Options to purchase shares of Spectra-Physics became options to purchase 2,242,000 shares of Thermo Electron common stock, which was accounted for in accordance with the methodology set forth in FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (Note 5).

Discontinued Operations

       In January 2000, the company announced its intention to sell several of its businesses. These businesses, together with the businesses spun off, constituted the company's former Biomedical and Emerging Technologies and Recycling and Resource Recovery segments, as well as the company's environmental businesses and its Thermo Power subsidiary. In addition, in June and July 2001, the company sold its power-generation business. In accordance with the provisions of APB No. 30 concerning reporting the effects of disposal of a segment of a business, the company classified the results of these businesses, as well as the results of the businesses spun off as dividends (collectively, "the discontinued businesses"), as discontinued operations in the accompanying statement of operations. Net liabilities of discontinued operations principally represents remaining obligations of the discontinued businesses including litigation, severance, and lease obligations, and, in 2002, the net assets of the last remaining operating unit held for sale. In 2003, the remaining operating unit was sold as discussed below.

       During 2003, the company's discontinued operations did not have material revenues or operating results. During 2002, the company's discontinued operations had revenues and operating income of $82.7 million and $7.4 million, respectively. During 2001, the company's discontinued operations had revenues and operating income of $658.3 million and $50.4 million, respectively. The company received proceeds from the sale of discontinued businesses of $5.2 million, $42.7 million, and $347.8 million in 2003, 2002, and 2001, respectively.

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


<

>

                           THERMO ELECTRON CORPORATION

Note 16.   Reorganization and Discontinued Operations (continued)

       The ruling from the IRS required that the spinoffs raise additional equity capital in public offerings within one year of their spinoffs. Kadant completed an offering in 2002 and Viasys Healthcare completed an offering in 2003 after obtaining an extension from the IRS.

Thermo Cardiosystems
--------------------

       In February 2001, the company sold its interest in Thermo Cardiosystems to Thoratec in exchange for 19.3 million shares of Thoratec common stock, which represented a 34% interest that had a market value of $11.56 per share on the date of the transaction. Certain restrictions, which lapsed in August 2002, limited the timing of the company's ability to sell these shares. The company accounted for the sale of Thermo Cardiosystems and the ownership of the Thoratec shares as discontinued operations. The company recorded an after-tax charge of $66.0 million in the first quarter of 2001 for a decline in market value of Thoratec common stock as a loss on disposal of discontinued operations, and thereafter, carried the shares at a new cost basis of $6.50 per share. Following a sale of shares in February 2002 for net proceeds of $104 million and an after-tax gain of $38.4 million, the company owned less than 20% of Thoratec's outstanding shares. Accordingly, pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the company began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002. As such, the investment is recorded as quoted market value in current assets, and unrealized gains or losses are recorded as a part of accumulated other comprehensive items in the accompanying balance sheet. During 2003, the company sold 2,000,000 shares of Thoratec common stock and realized a gain of $16.3 million. As of December 31, 2003, the company held 5.7 million shares of Thoratec with a market value of $74 million.

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

Other
-----

       The company had after-tax gains of $27.3 million in 2003 and $115.4 million in 2002 from the disposal of discontinued operations. The 2003 gain consists of two pre-tax components and two tax components. In 2003, the company resolved several disputes and related claims that it had retained following the sale of businesses in its discontinued operations. In connection with the resolution of these matters on favorable terms relative to the damages estimated and amount of established reserves as well as the settlement of lease obligations, the company's pre-tax gain recorded in prior years on disposal of the related businesses increased by $27.1 million. In 2003, the company also sold the last remaining business in discontinued operations, Peter Brotherhood Ltd., and received additional proceeds associated with businesses sold prior to 2003, including post-closing purchase price adjustments. The company recorded pre-tax gains from the disposal of discontinued operations of $8.3 million, substantially as a result of these transactions. The company recorded a tax provision of $13.2 million on the above gains and realized $5.1 million of additional tax benefits from the disposal of businesses sold prior to 2003, principally foreign tax credits.

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

<

>

                           THERMO ELECTRON CORPORATION

Note 17.   Unaudited Quarterly Information


                                                                                                    2003
                                                                           ------------------------------------------------------
                                                                           First (a)     Second (b)      Third (c)     Fourth (d)
                                                                           ---------     ----------      ---------     ----------
                                                                                  (In thousands except per share amounts)

       Revenues                                                             $500,205       $516,405       $497,116       $583,409
       Gross Profit                                                          223,838        233,145        225,903        265,129
       Income from Continuing Operations                                      31,391         53,139         38,997         49,170
       Net Income                                                             36,427         53,139         48,515         61,928
       Earnings per Share from Continuing Operations:
        Basic                                                                    .19            .33            .24            .30
        Diluted                                                                  .19            .32            .24            .30
       Earnings per Share:
        Basic                                                                    .22            .33            .30            .38
        Diluted                                                                  .22            .32            .29            .37

       Amounts reflect aggregate restructuring and other items, net, and nonoperating items, net, as follows:

       (a) Costs of $8.1 million, gains of $3.7 million from the sale of shares of FLIR, and an after-tax gain of $5.0 million related to the company's discontinued operations.
       (b) Costs of $4.9 million, gains of $10.0 million from the sale of shares of FLIR, and a $9.0 million tax benefit from the reversal of a valuation allowance.
       (c) Costs of $14.3 million, gains of $10.3 million from the sale of shares of Thoratec, a loss of $1.0 million on the early retirement of debt, and an after-tax gain of $9.5 million related to the company's discontinued operations.
       (d) Costs of $21.5 million, gains of $6.0 million from the sale of shares of Thoratec, and an after-tax gain of $12.8 million related to the company's discontinued operations.


                                                                                                    2002
                                                                           ------------------------------------------------------
                                                                           First (e)     Second (f)      Third (g)     Fourth (h)
                                                                           ---------     ----------      ---------     ----------
                                                                                  (In thousands except per share amounts)

       Revenues                                                             $491,326       $509,113       $517,171       $568,745
       Gross Profit                                                          223,656        229,788        228,657        245,275
       Income from Continuing Operations                                      63,674         49,517         39,017         42,152
       Net Income                                                            115,044         68,517         39,017         87,152
       Earnings per Share from Continuing Operations:
        Basic                                                                    .37            .29            .24            .26
        Diluted                                                                  .34            .28            .23            .25
       Earnings per Share:
        Basic                                                                    .66            .40            .24            .53
        Diluted                                                                  .59            .38            .23            .51

       Amounts reflect aggregate restructuring and other items, net, and nonoperating items, net, as follows:

       (e) Costs of $8.4 million, gains of $56.3 million from the sale of shares of FLIR, losses of $1.1 million on the early retirement of debt, and an after-tax gain of $51.4 million related to the company's discontinued operations.
       (f) Costs of $17.0 million, gains of $31.6 million from the sale of shares of FLIR, and a tax benefit of $19.0 million related to the company's discontinued operations.
       (g) Costs of $8.6 million, gains of $6.6 million from the sale of shares of FLIR, and gains of $0.1 million on the early retirement of debt.
       (h) Costs of $27.2 million, gains of $16.9 million from the sale of shares of FLIR, losses of $0.5 million on the early retirement of debt, and an after-tax gain of $45.0 million related to the company's discontinued operations.

<

>


                           THERMO ELECTRON CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                              Balance at      Provision                    Accounts                       Balance
                                               Beginning     Charged to      Accounts       Written                        at End
                                                 of Year        Expense     Recovered           Off      Other (a)        of Year
                                              ----------     ----------     ---------      --------      ---------       --------

Allowance for Doubtful Accounts

Year Ended December 31, 2003                    $ 25,576       $  2,123      $    221      $ (5,615)      $  3,797       $ 26,102

Year Ended December 28, 2002                    $ 26,525       $  4,114      $    165      $ (7,444)      $  2,216       $ 25,576

Year Ended December 29, 2001                    $ 30,593       $  6,316      $     23      $ (8,147)      $ (2,260)      $ 26,525



                                                             Balance at   Established      Activity                       Balance
                                                              Beginning    as Cost of    Charged to                        at End
                                                                of Year  Acquisitions       Reserve      Other (c)        of Year
                                                             ----------  ------------    ----------      ---------       --------

Accrued Acquisition Expenses (b)

Year Ended December 31, 2003                                   $  8,828      $  9,096      $ (1,857)      $   (251)      $ 15,816

Year Ended December 28, 2002                                   $  7,104      $  2,723      $ (1,357)      $    358       $  8,828

Year Ended December 29, 2001                                   $ 10,070      $    144      $ (1,920)      $ (1,190)      $  7,104


                                                             Balance at     Provision      Activity                       Balance
                                                              Beginning    Charged to    Charged to                        at End
                                                                of Year   Expense (e)       Reserve      Other (f)        of Year
                                                             ----------   -----------    ----------      ---------       --------

Accrued Restructuring Costs (d)

Year Ended December 31, 2003                                   $ 41,579      $ 38,449      $(59,272)      $  4,442       $ 25,198

Year Ended December 28, 2002                                   $ 60,685      $ 43,143      $(65,257)      $  3,008       $ 41,579

Year Ended December 29, 2001                                   $ 21,024      $ 76,314      $(35,747)      $   (906)      $ 60,685

(a) Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b) The nature of activity in this account is described in Note 2.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of goodwill or other intangible assets resulting from finalization of restructuring plans, the effect of currency translation and, in 2001, the reserves of businesses sold.
(d) The nature of activity in this account is described in Note 15.
(e) In 2003, excludes $9.7 million of noncash costs, net, primarily for asset writedowns, and excludes a cash charge of $0.6 million recorded in accrued pension costs. In 2002, excludes $7.5 million of noncash costs, net, primarily for asset writedowns, and excludes a cash charge of $0.7 million recorded in accrued pension costs, and loss on litigation of $0.7 million. In 2001, excludes $51.1 million of noncash costs, net, primarily for asset writedowns, and excludes a $5.9 million loss on litigation.
(f) Represents the effect of currency translation and, in 2003 and 2002, transfers to accrued pension costs of $0.3 million and
    $0.5 million, respectively.


<

>


                           THERMO ELECTRON CORPORATION

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
of Thermo Electron Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 24, 2004, which appears in this Annual Report on Form 10-K of Thermo Electron Corporation, also included an audit of the financial statement schedule for the years ended December 31, 2003 and December 28, 2002 listed in
Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule for the year ended December 29, 2001, was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated February 7, 2002.


PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2004


<

>


                           THERMO ELECTRON CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO SUPPLEMENTAL SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEAR ENDED DECEMBER 29, 2001.

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


                                                       Arthur Andersen LLP

Boston, Massachusetts
February 7, 2002


*The discussion of the subsequent events discussed in Note 19 in 2001, is now included in Note 1 and Note 10.

**The schedule is now listed in Item 15.



<

>