Form 10-Q
period 2004-04-03
THERMO ELECTRON CORP
filed 2004-05-10
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                           Outstanding at April 30, 2004
   -----------------------------               -----------------------------
   Common Stock, $1.00 par value                        165,717,120

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                                                       April 3,     December 31,
(In thousands)                                                                                             2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  352,994       $  303,912
 Short-term available-for-sale investments, at quoted market value (amortized
    cost of $43,182 and $65,273)                                                                         91,063          114,326
 Accounts receivable, less allowances of $24,766 and $26,102                                            458,128          460,926
 Inventories:
    Raw materials and supplies                                                                          132,205          134,352
    Work in process                                                                                      59,112           56,323
    Finished goods                                                                                      172,921          153,083
 Deferred tax assets                                                                                    115,241          113,167
 Other current assets                                                                                    70,013           59,167
                                                                                                     ----------       ----------

                                                                                                      1,451,677        1,395,256
                                                                                                     ----------       ----------

Property, Plant, and Equipment, at Cost                                                                 608,622          605,691
 Less: Accumulated depreciation and amortization                                                        317,030          304,989
                                                                                                     ----------       ----------

                                                                                                        291,592          300,702
                                                                                                     ----------       ----------

Acquisition-related Intangible Assets (Note 2)                                                          102,319           70,903
                                                                                                     ----------       ----------

Other Assets (Note 9)                                                                                    69,289           64,931
                                                                                                     ----------       ----------

Goodwill (Note 2)                                                                                     1,538,630        1,557,177
                                                                                                     ----------       ----------

                                                                                                     $3,453,507       $3,388,969
                                                                                                     ==========       ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                      Liabilities and Shareholders' Equity

                                                                                                       April 3,     December 31,
(In thousands except share amounts)                                                                        2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations                              $   40,189       $   45,981
 Accounts payable                                                                                       132,845          114,206
 Accrued payroll and employee benefits                                                                   78,294          100,706
 Accrued income taxes                                                                                   108,203          100,163
 Deferred revenue                                                                                        75,847           65,224
 Accrued restructuring costs (Note 11)                                                                   20,033           25,198
 Other accrued expenses (Notes 2 and 10)                                                                183,718          184,502
 Net liabilities of discontinued operations                                                              47,244           48,813
                                                                                                     ----------       ----------

                                                                                                        686,373          684,793
                                                                                                     ----------       ----------

Deferred Income Taxes (Note 2)                                                                           24,694           11,589
                                                                                                     ----------       ----------

Other Long-term Liabilities                                                                              83,778           80,272
                                                                                                     ----------       ----------

Long-term Obligations:
 Senior notes (Note 9)                                                                                  141,756          137,874
 Subordinated convertible obligations                                                                    77,234           77,234
 Other                                                                                                   13,809           14,401
                                                                                                     ----------       ----------

                                                                                                        232,799          229,509
                                                                                                     ----------       ----------

Shareholders' Equity:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 177,073,926 and
    175,479,994 shares issued                                                                           177,074          175,480
 Capital in excess of par value                                                                       1,321,492        1,298,881
 Retained earnings                                                                                    1,062,542        1,019,420
 Treasury stock at cost, 11,617,263 and 10,416,770 shares                                              (225,950)        (192,469)
 Deferred compensation                                                                                   (3,759)          (2,834)
 Accumulated other comprehensive items (Notes 6 and 9)                                                   94,464           84,328
                                                                                                     ----------       ----------

                                                                                                      2,425,863        2,382,806
                                                                                                     ----------       ----------

                                                                                                     $3,453,507       $3,388,969
                                                                                                     ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                    ---------------------------
                                                                                                    April 3,          March 29,
(In thousands except per share amounts)                                                                 2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $582,002           $500,205
                                                                                                    --------           --------

Costs and Operating Expenses:
 Cost of revenues (Note 11)                                                                          317,418            276,367
 Selling, general, and administrative expenses                                                       163,711            139,119
 Research and development expenses                                                                    39,822             37,321
 Restructuring and other costs, net (Note 11)                                                          3,166              8,102
                                                                                                    --------           --------

                                                                                                     524,117            460,909
                                                                                                    --------           --------

Operating Income                                                                                      57,885             39,296
Other Income, Net (Note 4)                                                                             2,195              5,901
                                                                                                    --------           --------

Income from Continuing Operations Before Provision for Income Taxes                                   60,080             45,197
Provision for Income Taxes                                                                           (16,958)           (13,806)
                                                                                                    --------           --------

Income from Continuing Operations                                                                     43,122             31,391
Gain on Disposal of Discontinued Operations (net of income tax provision of $3,564)                        -              5,036
                                                                                                    --------           --------

Net Income                                                                                          $ 43,122           $ 36,427
                                                                                                    ========           ========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                                              $    .26           $    .19
                                                                                                    ========           ========

 Diluted                                                                                            $    .26           $    .19
                                                                                                    ========           ========

Earnings per Share (Note 5):
 Basic                                                                                              $    .26           $    .22
                                                                                                    ========           ========

 Diluted                                                                                            $    .26           $    .22
                                                                                                    ========           ========

Weighted Average Shares (Note 5):
 Basic                                                                                               165,206            162,844
                                                                                                    ========           ========

 Diluted                                                                                             169,996            165,614
                                                                                                    ========           ========




The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                   ----------------------------
                                                                                                    April 3,          March 29,
(In thousands)                                                                                          2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                        $  43,122          $  36,427
 Gain on disposal of discontinued operations, net                                                          -             (5,036)
                                                                                                   ---------          ---------

 Income from continuing operations                                                                    43,122             31,391

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                                   17,513             14,034
      Noncash restructuring and other costs, net (Note 11)                                               482              2,974
      Provision for losses on accounts receivable                                                        337                661
      Change in deferred income taxes                                                                    (95)             1,627
      Gain on sale of businesses                                                                           -               (262)
      Gain on investments, net (Note 4)                                                               (2,631)            (5,175)
      Other                                                                                            2,811              1,505
      Changes in current accounts, excluding the effects of acquisitions and dispositions:
          Accounts receivable                                                                          5,387             20,984
          Inventories                                                                                (21,350)            (6,590)
          Other current assets                                                                       (10,266)            (8,756)
          Accounts payable                                                                            18,036             (7,381)
          Other current liabilities                                                                   (5,162)           (27,290)
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                                48,184             17,722
            Net cash used in discontinued operations                                                  (1,666)            (5,359)
                                                                                                   ---------          ---------

            Net cash provided by operating activities                                                 46,518             12,363
                                                                                                   ---------          ---------

Investing Activities:
 Proceeds from maturities of available-for-sale investments                                           18,578            173,848
 Proceeds from sale of available-for-sale investments                                                  6,180             10,788
 Purchases of property, plant, and equipment                                                         (11,118)           (12,587)
 Proceeds from sale of property, plant, and equipment                                                  4,310              1,236
 Acquisition, net of cash acquired                                                                         -             (2,620)
 Proceeds from sale of businesses, net of cash divested                                                    -                384
 Increase in other assets                                                                               (694)              (528)
 Other                                                                                                (1,169)               110
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                                16,087            170,631
            Net cash provided by discontinued operations                                                  97              1,871
                                                                                                   ---------          ---------

            Net cash provided by investing activities                                                 16,184            172,502
                                                                                                   ---------          ---------


<

>

                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                   ----------------------------
                                                                                                    April 3,          March 29,
(In thousands)                                                                                          2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Repayment of long-term obligations                                                                $    (836)         $  (1,084)
 Purchases of company common stock and subordinated convertible debentures                           (31,544)           (46,102)
 Net proceeds from issuance of company common stock                                                   21,088             10,540
 Decrease in short-term notes payable                                                                 (2,741)          (237,336)
 Other                                                                                                    25                  -
                                                                                                   ---------          ---------

            Net cash used in continuing operations                                                   (14,008)          (273,982)
            Net cash used in discontinued operations                                                       -             (3,707)
                                                                                                   ---------          ---------

            Net cash used in financing activities                                                    (14,008)          (277,689)
                                                                                                   ---------          ---------

Exchange Rate Effect on Cash of Continuing Operations                                                    388              2,950
Exchange Rate Effect on Cash of Discontinued Operations                                                    -                (82)
                                                                                                   ---------          ---------

Increase (Decrease) in Cash and Cash Equivalents                                                      49,082            (89,956)
Cash and Cash Equivalents at Beginning of Period                                                     303,912            339,067
                                                                                                   ---------          ---------

Cash and Cash Equivalents at End of Period                                                         $ 352,994          $ 249,111
                                                                                                   =========          =========

Noncash Investing Activities:
 Fair value of assets of acquired product line                                                     $       -          $   3,063
 Cash paid for acquired product line                                                                       -             (2,769)
                                                                                                   ---------          ---------

    Liabilities assumed of acquired product line                                                   $       -          $     294
                                                                                                   =========          =========



The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     General

       The interim consolidated financial statements presented herein have been prepared by Thermo Electron Corporation (the company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 2004, and the results of operations and cash flows for the three-month periods ended April 3, 2004, and March 29, 2003. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

       The consolidated balance sheet presented as of December 31, 2003, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission (SEC).

2.     Acquisitions

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

       On December 31, 2003, the Life and Laboratory Sciences segment acquired Jouan SA, a global supplier of products used by life science researchers. During the first quarter of 2004, the company determined the fair value of Jouan's identifiable intangible assets and completed the purchase price allocation. As a result, $34.9 million has been reclassified from goodwill to acquired intangible assets as of April 3, 2004. In addition, the company recorded a deferred tax liability of $12.1 million related to these intangible assets.

       Acquired intangible assets for the acquisition of Jouan are as follows:


(In thousands)
-------------------------------------------------------------------------------------------------------------------------------

Customer and Distributor Relationships                                                                                  $24,643
Product Technology                                                                                                       10,231
                                                                                                                        -------

                                                                                                                        $34,874
                                                                                                                        =======

       The weighted-average amortization periods for intangible assets acquired in the acquisition of Jouan are 6 years for customer and distributor relationships and 5 years for product technology. The weighted-average amortization period for all intangible assets acquired in the acquisition of Jouan is approximately 6 years. Annual amortization expense has increased by $6.2 million as a result of the acquisition of Jouan.

<

>


                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       There were no acquisitions completed during the first quarter of 2004. The changes in accrued acquisition expenses for acquisitions completed during 2003 are as follows:


                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                         $4,998           $3,925           $  106            $9,029
 Reserves established                                                     -              245              208               453
 Payments                                                              (242)            (225)            (151)             (618)
 Decrease recorded as a reduction in goodwill                          (805)               -                -              (805)
 Currency translation                                                   (25)             (23)               4               (44)
                                                                     ------           ------           ------            ------

Balance at April 3, 2004                                             $3,926           $3,922           $  167            $8,015
                                                                     ======           ======           ======            ======

       The 2003 acquisitions primarily consisted of Jouan. The principal accrued acquisition expenses for 2003 acquisitions were for severance for approximately 100 employees at Jouan across all functions and the downsizing to a smaller site of a Jouan manufacturing facility in Denmark, with a lease expiring in 2007. The company expects to pay amounts accrued for severance and other expenses primarily through 2004 and amounts accrued for abandonment of excess facilities through 2007.

       The changes in accrued acquisition expenses for acquisitions completed during 2002 are as follows:


                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                                    Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                                            $ 20             $147              $167
 Payments                                                                                  -              (17)              (17)
 Currency translation                                                                      -               (1)               (1)
                                                                                        ----             ----              ----

Balance at April 3, 2004                                                                $ 20             $129              $149
                                                                                        ====             ====              ====

       The changes in accrued acquisition expenses for acquisitions completed prior to 2002 are as follows:


                                                                                                                    Abandonment
                                                                                                                      of Excess
(In thousands)                                                                                                       Facilities
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                                                                             $6,620
 Payments                                                                                                                   (54)
 Currency translation                                                                                                       270
                                                                                                                         ------

Balance at April 3, 2004                                                                                                 $6,836
                                                                                                                         ======

       The remaining accrued acquisition expenses for pre-2002 acquisitions represent lease obligations for four abandoned operating facilities in England with leases expiring through 2014.

<

>


                           THERMO ELECTRON CORPORATION

3.     Business Segment Information


                                                                                                           Three Months Ended
                                                                                                      ---------------------------
                                                                                                      April 3,          March 29,
(In thousands)                                                                                            2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Life and Laboratory Sciences                                                                         $365,058           $299,465
 Measurement and Control                                                                               161,093            153,920
 Optical Technologies                                                                                   59,368             50,202
 Intersegment (a)                                                                                       (3,517)            (3,382)
                                                                                                      --------           --------

                                                                                                      $582,002           $500,205
                                                                                                      ========           ========

Income from Continuing Operations Before Provision for Income Taxes:
 Life and Laboratory Sciences (b)                                                                     $ 46,649           $ 39,022
 Measurement and Control (c)                                                                            14,173             10,819
 Optical Technologies (d)                                                                                4,780             (3,677)
 Intersegment                                                                                                -                324
                                                                                                      --------           --------

    Total Operating Income - Segments                                                                   65,602             46,488
 Corporate/Other (e)                                                                                    (5,522)            (1,291)
                                                                                                      --------           --------

                                                                                                      $ 60,080           $ 45,197
                                                                                                      ========           ========

Depreciation:
 Life and Laboratory Sciences                                                                         $  7,466           $  5,363
 Measurement and Control                                                                                 2,457              2,579
 Optical Technologies                                                                                    2,711              2,963
 Corporate                                                                                                 902                737
                                                                                                      --------           --------

                                                                                                      $ 13,536           $ 11,642
                                                                                                      ========           ========

Amortization:
 Life and Laboratory Sciences                                                                         $  3,143           $  1,588
 Measurement and Control                                                                                   662                523
 Optical Technologies                                                                                      171                281
 Corporate                                                                                                   1                  -
                                                                                                      --------           --------

                                                                                                      $  3,977           $  2,392
                                                                                                      ========           ========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other costs, net, of $3.8 million and $2.6 million in the first quarter of 2004 and 2003, respectively.
(c) Includes restructuring and other costs, net, of $1.3 million and $3.6 million in the first quarter of 2004 and 2003, respectively.
(d) Includes restructuring and other costs, net, of $0.1 million and $1.3 million in the first quarter of 2004 and 2003, respectively.
(e) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $0.5 million and $0.6 million in the first quarter of 2004 and 2003, respectively. Other income, net, includes gains on the sale of shares of Thoratec of $1.6 million in the first quarter of 2004, and gains on the sale of shares of FLIR Systems,
    Inc. of $3.7 million in the first quarter of 2003 (Note 4).

<

>

                           THERMO ELECTRON CORPORATION

4.     Other Income, Net

       The components of other income, net, in the accompanying statement of income are as follows:

                                                                                                          Three Months Ended
                                                                                                     ---------------------------
                                                                                                     April 3,          March 29,
(In thousands)                                                                                           2004               2003
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                                                       $ 1,922            $ 7,685
Interest Expense (Note 9)                                                                              (2,862)            (6,904)
Gain on Investments, Net                                                                                2,631              5,175
Other Items, Net                                                                                          504                (55)
                                                                                                      -------            -------

                                                                                                      $ 2,195            $ 5,901
                                                                                                      =======            =======

       The company sold 250,000 shares of Thoratec Corporation common stock during the first quarter of 2004 and realized a gain of $1.6 million. In addition, the company sold 100,000 shares of FLIR Systems, Inc. common stock during the first quarter of 2003 and realized a gain of $3.7 million. This gain included $1.2 million in the first quarter of 2003 from the recovery of amounts written down in prior years. The company obtained common shares of Thoratec as part of the sale of Thermo Cardiosystems Inc. in 2001 and obtained an equity interest in FLIR as part of the acquisition of Spectra-Physics AB in 1999. At
April 3, 2004, the company owned 5.4 million shares of Thoratec with a fair market value of $70 million, which are classified as short-term available-for-sale investments in the accompanying balance sheet. The company no longer owned shares of FLIR as of December 31, 2003.

5.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                                                          Three Months Ended
                                                                                                     ---------------------------
                                                                                                     April 3,          March 29,
(In thousands except per share amounts)                                                                  2004               2003
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                                    $ 43,122           $ 31,391
Gain on Disposal of Discontinued Operations, Net                                                            -              5,036
                                                                                                     --------           --------

Net Income for Basic Earnings per Share                                                                43,122             36,427
Effect of Convertible Debentures                                                                          413                 52
                                                                                                     --------           --------

Income Available to Common Shareholders, as Adjusted
 for Diluted Earnings per Share                                                                      $ 43,535           $ 36,479
                                                                                                     --------           --------

Basic Weighted Average Shares                                                                         165,206            162,844
Effect of:
 Stock options                                                                                          2,847              1,653
 Convertible debentures                                                                                 1,846                917
 Contingently issuable shares                                                                              97                200
                                                                                                     --------           --------

Diluted Weighted Average Shares                                                                       169,996            165,614
                                                                                                     --------           --------


<

>


                           THERMO ELECTRON CORPORATION

5.     Earnings per Share (continued)

                                                                                                          Three Months Ended
                                                                                                     ---------------------------
                                                                                                     April 3,          March 29,
(In thousands except per share amounts)                                                                  2004               2003
--------------------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share:
 Continuing operations                                                                               $    .26           $    .19
 Discontinued operations                                                                                    -                .03
                                                                                                     --------           --------

                                                                                                     $    .26           $    .22
                                                                                                     ========           ========

Diluted Earnings per Share:
 Continuing operations                                                                               $    .26           $    .19
 Discontinued operations                                                                                    -                .03
                                                                                                     --------           --------

                                                                                                     $    .26           $    .22
                                                                                                     ========           ========

       Options to purchase 10,099,000 and 12,139,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2004 and 2003, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       In the first quarter of 2004, there were no convertible debentures outstanding that if converted would be antidilutive. In the first quarter of 2003, the computation of diluted earnings per share excludes the effect of assuming the conversion of the company's 3 1/4%, 4%, and 4 3/8% subordinated convertible debentures because the effect would be antidilutive.

6.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items.
Other comprehensive items represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments, and minimum pension liability adjustment. During the first quarter of 2004 and 2003, the company had comprehensive income of $54.9 million and $70.4 million, respectively.

7.     Stock-based Compensation Plans and Pro Forma Stock-based Compensation
       Expense

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

       In October 1995, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for
Stock-Based Compensation," which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted after

<

>

                           THERMO ELECTRON CORPORATION

7.     Stock-based Compensation Plans and Pro Forma Stock-based Compensation
       Expense (continued)

1994 under the company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain financial information of the company would have been as follows:

                                                                                                          Three Months Ended
                                                                                                      ---------------------------
                                                                                                      April 3,          March 29,
(In thousands except per share amounts)                                                                   2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations:
 As reported                                                                                           $43,122            $31,391
 Add: Stock-based employee compensation expense
    included in reported results, net of tax                                                               244                484
 Deduct: Total stock-based employee compensation
    expense determined under the fair-value-based
    method for all awards, net of tax                                                                   (4,670)            (6,714)
                                                                                                       -------            -------

 Pro forma                                                                                             $38,696            $25,161
                                                                                                       =======            =======

Basic Earnings per Share from Continuing Operations:
 As reported                                                                                           $   .26            $   .19
 Pro forma                                                                                             $   .23            $   .15

Diluted Earnings per Share from Continuing Operations:
 As reported                                                                                           $   .26            $   .19
 Pro forma                                                                                             $   .23            $   .15

Net Income:
 As reported                                                                                           $43,122            $36,427
 Add: Stock-based employee compensation expense
    included in reported net income, net of tax                                                            244                484
 Deduct: Total stock-based employee compensation
    expense determined under the fair-value-based
    method for all awards, net of tax                                                                   (4,670)            (6,714)
                                                                                                       -------            -------

 Pro forma                                                                                             $38,696            $30,197
                                                                                                       =======            =======

Basic Earnings per Share:
 As reported                                                                                           $   .26            $   .22
 Pro forma                                                                                             $   .23            $   .19

Diluted Earnings per Share:
 As reported                                                                                           $   .26            $   .22
 Pro forma                                                                                             $   .23            $   .18



<

>

                           THERMO ELECTRON CORPORATION

8.     Defined Benefit Pension Plans

       Several of the company's non-U.S. subsidiaries and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. Net periodic benefit costs for the plans in aggregate included the following components:

                                                                                                              Three Months Ended
                                                                                                            ----------------------
                                                                                                            April 3,     March 29,
(In thousands)                                                                                                  2004          2003
----------------------------------------------------------------------------------------------------------------------------------

Service Cost                                                                                                 $ 1,031       $   920
Interest Cost on Benefit Obligation                                                                            2,555         2,122
Expected Return on Plan Assets                                                                                (2,134)       (1,693)
Recognized Net Actuarial Loss                                                                                    672           450
Amortization of Unrecognized Initial Obligation and Prior Service Cost                                            12            29
                                                                                                             -------       -------

                                                                                                             $ 2,136       $ 1,828
                                                                                                             =======       =======

9.     Derivative Instruments and Hedging

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

       The company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in earnings in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency losses and gains on the underlying exposure being hedged. Cash flows resulting from currency-exchange contracts qualifying as cash-flow hedges are recorded in the accompanying statement of cash flows in the same category as the item being hedged. At April 3, 2004, the company had deferred losses, net of income taxes, relating to forward currency-exchange contracts of approximately $1.9 million, substantially all of which is expected to be recognized as expense over the next 12 months to approximately offset gains on the exposures being hedged. The ineffective portion of the gain or loss on derivative instruments is recorded in other income, net, in the accompanying statement of income and is not material.

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8%, and will pay a variable rate of 90-day LIBOR plus 2.19% (3.33% as of April 3, 2004). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which over time has resulted in an increase in other long-term assets and long-term debt totaling $13.1 million at April 3, 2004. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

<

>


                           THERMO ELECTRON CORPORATION

10.    Warranty Obligations

       Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:


(In thousands)

-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                                                                            $29,607
 Provision charged to income                                                                                              6,477
 Usage                                                                                                                   (5,246)
 Adjustments to previously provided warranties, net                                                                      (1,388)
 Other, net (a)                                                                                                             171
                                                                                                                        -------

Balance at April 3, 2004                                                                                                $29,621
                                                                                                                        =======

(a) Primarily represents the effects of currency translation.


11.    Restructuring and Other Costs, Net

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions are recorded when incurred. Further actions were initiated in 2003. Restructuring and other costs recorded in 2004 are primarily for charges associated with actions initiated prior to 2004 that could not be recorded until incurred. The company expects to incur an additional $2 million of restructuring costs through the remainder of 2004 for charges associated with the pre-2004 actions that cannot be recorded until incurred. The company believes that restructuring actions undertaken in 2003 will be substantially completed in 2004.

       During the first quarter of 2004, the company recorded net restructuring and other costs by segment as follows:


                                             Life and
                                           Laboratory       Measurement            Optical
(In thousands)                               Sciences       and Control       Technologies          Corporate              Total
--------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                               $2,346            $   62             $    -             $    -             $2,408
Restructuring and Other Costs, Net              1,421             1,222                 56                467              3,166
                                               ------            ------             ------             ------             ------

                                               $3,767            $1,284             $   56             $  467             $5,574
                                               ======            ======             ======             ======             ======

       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $3.8 million of net restructuring and other charges in the first quarter of 2004. The segment recorded charges to cost of revenues of $2.4 million, primarily for the sale of inventories revalued at the date of acquisition of Jouan, and $1.4 million of other costs. These other costs consisted of $1.0 million of cash costs, principally associated with facility consolidations, including $0.6 million of severance for 20 employees across all functions; $0.2 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.2 million of other cash costs, primarily relocation expenses. In addition, the segment recorded a loss of $0.4 million from the sale of two abandoned buildings.


<

>


                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $1.3 million of net restructuring and other charges in the first quarter of 2004. The segment recorded charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition, and $1.2 million of other costs. These other costs consisted of $1.1 million of cash costs, principally associated with facility consolidations, including $0.5 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; $0.4 million of severance for 7 employees primarily in sales and service functions; and $0.2 million of other cash costs, primarily relocation expenses. In addition, the segment recorded charges of $0.1 million, primarily for the writedown of equipment at an abandoned facility.

Optical Technologies
--------------------

       The Optical Technologies segment recorded $0.1 million of net restructuring and other charges in the first quarter of 2004, consisting primarily of cash costs associated with facility consolidations for charges that could not be recorded until incurred.

Corporate
---------

       The company recorded $0.5 million of restructuring and other charges at its corporate offices in the first quarter of 2004, all of which were cash costs. The cash costs were primarily for third-party advisory fees. While the company no longer has any public subsidiaries, it has numerous non-U.S. subsidiaries through which the formerly public subsidiaries conducted business. The third-party advisory fees are being incurred to simplify this legal structure.

General
-------

       The following table summarizes the company's severance actions in 2004.


                                                                                                                      Number of
2003 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 31, 2003                                                                                 167

Terminations Announced in 2004                                                                                               27
Terminations Occurring to Date in 2004                                                                                     (118)
                                                                                                                           ----

Remaining Terminations at April 3, 2004                                                                                      76
                                                                                                                           ====


<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

       The following table summarizes the cash components of the company's restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2004 statement of income have been summarized in the notes to the table.


                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

Pre-2001 Restructuring Plans
 Balance at December 31, 2003                    $     -           $    59           $     -           $     -           $    59
    Payments                                           -               (32)                -                 -               (32)
                                                 -------           -------           -------           -------           -------

 Balance at April 3, 2004                        $     -           $    27           $     -           $     -           $    27
                                                 =======           =======           =======           =======           =======

2001 Restructuring Plans
 Balance at December 31, 2003                    $ 1,254           $    16           $ 6,074           $   138           $ 7,482
    Costs incurred in 2004                             -                 -               159                 -               159
    Payments                                        (151)                -              (667)                -              (818)
    Currency translation                              (6)                -                51                 -                45
                                                 -------           -------           -------           -------           -------

 Balance at April 3, 2004                        $ 1,097           $    16           $ 5,617           $   138           $ 6,868
                                                 =======           =======           =======           =======           =======

2002 Restructuring Plans
 Balance at December 31, 2003                    $ 2,093           $    54           $ 3,264           $    19           $ 5,430
    Costs incurred in 2004                            41                 -               174                26               241
    Payments                                        (311)                -              (531)              (26)             (868)
    Currency translation                              (2)                -                 -                 -                (2)
                                                 -------           -------           -------           -------           -------

 Balance at April 3, 2004                        $ 1,821           $    54           $ 2,907           $    19           $ 4,801
                                                 =======           =======           =======           =======           =======

2003 Restructuring Plans
 Balance at December 31, 2003                    $ 6,728           $    68           $ 5,320           $   111           $12,227
    Costs incurred in 2004 (b)                     1,070                35               394               805             2,304
    Reserves reversed                                (18)                -                 -                 -               (18)
    Payments                                      (4,357)                -            (1,051)             (867)           (6,275)
    Currency translation                               4                 -                97                (2)               99
                                                 -------           -------           -------           -------           -------

 Balance at April 3, 2004                        $ 3,427           $   103           $ 4,760           $    47           $ 8,337
                                                 =======           =======           =======           =======           =======

(a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b) Excludes noncash charges, net, of $0.4 million and $0.1 million in the Life and Laboratory Sciences and Measurement and Control
    segments, respectively.

       The company expects to pay accrued restructuring costs as follows:
severance, primarily through 2005; employee-retention obligations and other costs, primarily through 2004; and abandoned-facility payments, over lease terms expiring through 2016.


<

>

                           THERMO ELECTRON CORPORATION

12.    Litigation

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

13.    Subsequent Event

       On April 20, 2004, the Life and Laboratory Sciences segment acquired US Counseling Services, Inc. (USCS), a supplier of instruments, scientific equipment, services, and software solutions to the pharmaceutical and related industries, for approximately $78 million in cash (or $75 million, net of cash acquired). The purchase price is subject to a post-closing adjustment. USCS reported revenues of $57 million in 2003.

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


Revenues
                                                                                                Three Months Ended
                                                                                  ---------------------------------------------
(Dollars in thousands)                                                               April 3, 2004             March 29, 2003
-------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                      $365,058      62.7%       $299,465      59.9%
Measurement and Control                                                            161,093      27.7%        153,920      30.8%
Optical Technologies                                                                59,368      10.2%         50,202      10.0%
Intersegment                                                                        (3,517)     (0.6%)        (3,382)     (0.7%)
                                                                                  --------      -----       --------      -----

                                                                                  $582,002       100%       $500,205       100%
                                                                                  ========      =====       ========      =====

       The company's revenues grew by 16% during the first quarter of 2004. The strengthening of non-U.S. currencies relative to the dollar caused an increase in reported revenues. In addition to the change in revenues caused by currency translation and acquisitions, net of divestitures, which are discussed below, sales increased 5% in 2004, primarily due to increased demand. The higher demand resulted primarily from a recovery in the worldwide economy that has positively affected capital spending across most markets addressed by the company. The rebound particularly affected the Optical Technologies segment, where capital spending by manufacturers of microelectronics increased significantly, and the Life and Laboratory Sciences segment, where sales of mass spectrometry and spectroscopy instruments improved as well as informatics and service offerings.

       The company's strategy over time is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2003. These acquisitions included Jouan SA, a manufacturer of products used to prepare and preserve laboratory samples, which was acquired on December 31, 2003; Laboratory Management Systems, Inc. (LMSi), a supplier of regulatory instrument and consulting services to the pharmaceutical and related industries, which was acquired in October 2003; and the personal radiation-detection instruments product line from Siemens plc, which was acquired in October 2003.
On April 20, 2004, the company acquired US Counseling Services, Inc. (USCS; Note
13) to enhance service offerings to customers.

       In the first quarter of 2004, the company's operating income and operating income margin improved to $57.9 million and 9.9%, respectively, from $39.3 million and 7.9%, respectively, in the first quarter of 2003. (Operating income margin is operating income divided by revenues.) The improvement resulted primarily from the increase in sales and from a lower cost base following facility consolidations in 2003. Restructuring and other costs, net (including charges to cost of revenues associated with the acquisition of Jouan), reduced pre-tax income by $5.6 million and $8.1 million in the first quarter of 2004 and 2003, respectively.

       Income from continuing operations increased to $43.1 million in 2004, from $31.4 million in 2003, primarily due to the improvement in operating income discussed above. The favorable effect of a lower tax rate in 2004 was more than offset by higher net interest expense and lower gains from the sale of securities in 2004.


<

>

                           THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity (continued)

       During the first quarter of 2004, the company's cash flow from operations totaled $46.5 million, compared with $12.4 million in the first quarter of 2003. The increase resulted primarily from $16.2 million of lower investment in working capital items in 2004 and, to a lesser extent, improved operating results.

       As of April 3, 2004, the company's outstanding debt totaled $273.0 million, of which 80% is due in 2007 and thereafter. The company expects that its existing cash and investments of $444.1 million as of April 3, 2004, and its future cash flow from operations together with available unsecured borrowings of up to $250 million under its revolving credit agreements are sufficient to meet the capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

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

       The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

       (a) The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $24.8 million at April 3, 2004. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer, and any other information that is relevant to the judgment. If the financial condition of the company's customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

       (b) The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value based on usage in the preceding 12 months, expected demand, and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional writedowns may be required.

       (c) The company periodically evaluates goodwill for impairment using market comparables for similar businesses or forecasts of discounted future cash flows. Goodwill totaled $1.539 billion at April 3, 2004. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other factors. Different assumptions from those made in the company's analysis could materially affect projected cash flows and the company's evaluation of goodwill for impairment. Should the fair value of the company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary.

<

>

                           THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

       (d) The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $463.2 million at April 3, 2004, including $291.6 million of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

       (g) At the time the company recognizes revenue, it provides for the estimated cost of product warranties based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations totaled $29.6 million at April 3, 2004. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

       (h) The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. The company's tax valuation allowance totaled approximately $75 million at April 3, 2004. Should the company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

       (i) The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $108.2 million at April 3, 2004. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should disputed positions that are reserved ultimately be sustained, the company would recognize a reduction in its tax provision.

       (j) The company estimates losses on contingencies and litigation and provides a reserve for these losses. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

       (k) One of the company's U.S. subsidiaries and several non-U.S. subsidiaries sponsor defined benefit pension plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with the company's actuaries, and are evaluated each year as of the plans'

<

>

                           THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

           measurement date. Net periodic pension costs for defined benefit plans totaled $2.1 million in the first quarter of 2004. Should any of these assumptions change, they would have an effect on net periodic pension costs.

       (l) The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company's accrued restructuring costs for abandoned facilities totaled $13.3 million at April 3, 2004. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

       (m) The company estimates the expected proceeds from any businesses held for sale and, when necessary, records losses to reduce the carrying value of these businesses to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

Results of Operations

First Quarter 2004 Compared With First Quarter 2003
---------------------------------------------------

Continuing Operations

       Sales in the first quarter of 2004 were $582.0 million, an increase of $81.8 million from the first quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $34.2 million in 2004. Sales increased $22.1 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $25.5 million, or 5%, primarily due to increased demand, as described by segment below.


Operating Income Margin
                                                                                                             Three Months Ended
                                                                                                           -----------------------
                                                                                                           April 3,      March 29,
                                                                                                               2004           2003
----------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                                                  12.8%          13.0%
Measurement and Control                                                                                        8.8%           7.0%
Optical Technologies                                                                                           8.1%          (7.3%)

Consolidated                                                                                                   9.9%           7.9%

       Operating income was $57.9 million in the first quarter of 2004, compared with $39.3 million in the first quarter of 2003. Operating income margin increased to 9.9% in 2004 from 7.9% in 2003. Operating income increased primarily due to higher revenues in each segment and, to a lesser extent, a lower cost base following restructuring actions in 2003. Operating income in 2004 was reduced by additional charges associated with restructuring actions initiated in 2003 and 2002 and certain other costs, net (Note 11). Operating income in 2003 was reduced by charges associated with restructuring plans initiated during 2003 and 2002, and certain other costs, net. The restructuring and other items totaled $5.6 million and $8.1 million in 2004 and 2003, respectively, and are discussed by segment below.


<

>

                           THERMO ELECTRON CORPORATION

First Quarter 2004 Compared With First Quarter 2003 (continued)
---------------------------------------------------

       Restructuring actions were initiated in 2003 in a number of business units to reduce costs and redundancies in response to a downturn in markets served by the company and in connection with the company's overall reorganization, principally through headcount reductions and consolidation of facilities. The company expects to incur an additional $2 million of restructuring costs, primarily in 2004, for charges associated with these actions that cannot be recorded until incurred. The company believes that restructuring actions undertaken in 2003 will be substantially completed in 2004. The company does not currently expect to undertake significant restructuring actions in 2004.


Life and Laboratory Sciences
                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                             April 3,      March 29,
(Dollars in thousands)                                                                           2004           2003     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $365,058       $299,465      21.9%
Operating Income Margin                                                                         12.8%          13.0%      (0.2%)

       Sales in the Life and Laboratory Sciences segment increased $65.6 million, or 22%, to $365.1 million in the first quarter of 2004. The favorable effects of currency translation resulted in an increase in revenues of $22.9 million in 2004. Sales increased $27.8 million due to the acquisitions of Jouan in December 2003 and LMSi in October 2003, net of product line divestitures. In addition to the changes in revenues resulting from currency translation, acquisitions, and divestitures, revenues increased $14.9 million, or 5%, due to higher demand. The increase in demand resulted in higher sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, laboratory information and services. The combination of new products and a rebound in sales to industrial markets along with continued strength in pharmaceutical demand have driven the instrument sales growth.

       Operating income margin decreased to 12.8% in the first quarter of 2004 from 13.0% in the first quarter of 2003. Operating income margin was affected by restructuring and other costs, net, of $3.8 million and $2.6 million in 2004 and 2003, respectively, as discussed below. The decrease in operating income margin was also due to the inclusion of the results of Jouan and LMSi, which have historically operated at lower levels of profitability compared with the segment's existing businesses. The segment is currently integrating Jouan with its existing operations and expects to improve its margin, taking advantage of operating synergies in areas such as sales and service and research activities to reduce costs. The segment's amortization of intangible assets increased by $1.6 million over the 2003 quarter, primarily as a result of the two acquisitions.

       In the first quarter of 2004, the segment recorded restructuring and other costs, net, of $3.8 million, including charges to costs of revenues of $2.4 million, primarily for the sale of inventories revalued at the date of acquisition of Jouan, and $1.0 million of cash costs, primarily for severance, abandoned facilities, and relocation expenses at businesses that have been consolidated. In addition, the segment recorded a loss of $0.4 million from the sale of two abandoned buildings (Note 11). In 2003, the segment recorded restructuring and other costs, net, of $2.6 million, including $2.7 million of cash costs, primarily for abandoned facilities, employee retention, and severance at businesses being consolidated. In addition, the segment recorded a charge of $0.4 million to writedown the carrying value of a building held for sale to net realizable value, offset by $0.5 million of net gains, primarily for the sale of a product line.


<

>

                           THERMO ELECTRON CORPORATION

First Quarter 2004 Compared With First Quarter 2003 (continued)
---------------------------------------------------


Measurement and Control
                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                             April 3,      March 29,
(Dollars in thousands)                                                                           2004           2003     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $161,093       $153,920       4.7%
Operating Income Margin                                                                          8.8%           7.0%       1.8%

       Sales in the Measurement and Control segment increased $7.2 million, or 5%, to $161.1 million in the first quarter of 2004. The favorable effects of currency translation resulted in an increase in revenues of $9.0 million in 2004. Sales decreased $3.3 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $1.5 million, or 1%. The increase was primarily the result of a rebound in demand for precision temperature-control products, particularly from the semiconductor industry.

       Operating income margin increased to 8.8% in the first quarter of 2004 from 7.0% in the first quarter of 2003. Operating income margin was affected by restructuring and other costs, net, of $1.3 million and $3.6 million in 2004 and 2003, respectively, as discussed below. The increase in operating income margin resulted primarily from the $2.3 million reduction in restructuring and other costs, net and, to a lesser extent, from cost reduction measures following restructuring actions in 2002 and 2003.

       In the first quarter of 2004, the segment recorded restructuring and other costs, net, of $1.3 million, including cash costs of $1.1 million, principally for abandoned facilities, severance, and relocation expenses at businesses that have been consolidated. In addition, the segment recorded charges of $0.1 million, primarily for the writedown of equipment at an abandoned facility, and charges to costs of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition (Note 11). In 2003, the segment recorded restructuring and other costs, net, of $3.6 million, including
$2.0 million of cash costs, principally for severance and relocation expenses at businesses being consolidated. In addition, the segment recorded a charge of $1.6 million, primarily for the writedown of goodwill in a business held for sale to reduce the value to estimated disposal value.

Optical Technologies
                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                             April 3,      March 29,
(Dollars in thousands)                                                                           2004           2003     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                      $59,368        $50,202      18.3%
Operating Income Margin                                                                          8.1%          (7.3%)     15.4%

       Sales in the Optical Technologies segment increased $9.2 million, or 18%, to $59.4 million in the first quarter of 2004. The favorable effects of currency translation resulted in an increase in revenues of $2.3 million in 2004. Sales decreased $2.3 million as a result of a product line divestiture. In addition to the changes in revenue resulting from currency translation and a divestiture, revenues increased $9.2 million, primarily due to increased demand. The increased demand was principally the result of a rebound in demand for lasers and photonics from microelectronics customers and other industrial markets served by the segment.

       Operating income margin was 8.1% in the first quarter of 2004, compared with negative 7.3% in the first quarter of 2003. Operating income margin was affected by restructuring and other costs, net, of $0.1 million and $1.3 million in 2004 and 2003, respectively, as discussed below. The increase in the segment's operating income was principally due to the increase in revenues combined with the cost reduction and productivity measures undertaken in 2003 and, to a lesser extent, lower restructuring and other costs.


<

>


                           THERMO ELECTRON CORPORATION

First Quarter 2004 Compared With First Quarter 2003 (continued)
---------------------------------------------------

       In the first quarter of 2004, the segment recorded restructuring and other costs, net, of $0.1 million, primarily cash costs associated with facility consolidations that could not be recorded until incurred (Note 11). In 2003, the segment recorded restructuring and other costs, net, of $1.3 million, including a charge of $1.0 million for the writedown of a facility held for sale to estimated disposal value, and $0.3 million of cash costs at businesses being consolidated.

Other Income, Net
-----------------

       The company reported other income, net, of $2.2 million and $5.9 million in the first quarter of 2004 and 2003, respectively (Note 4). Other income, net, includes interest income, interest expense, gain on investments, net, and other items, net. Interest income decreased to $1.9 million in 2004 from $7.7 million in 2003, primarily due to lower invested cash balances following the repurchase and redemption of company securities and the payment of short-term notes payable and, to a lesser extent, lower prevailing interest rates. Interest expense decreased to $2.9 million in 2004 from $6.9 million in 2003 as a result of the redemption, maturity, and repurchase of debentures.

       During the first quarter of 2004 and 2003, the company had gains on investments, net, of $2.6 million and $5.2 million, respectively. The gains included $1.6 million in 2004 from the sale of shares of Thoratec Corporation and $3.7 million in 2003 from the sale of shares of FLIR Systems, Inc. Of the total gain from the sale of FLIR shares, $1.2 million represents a recovery of amounts written down in prior years when the company deemed an impairment of its investment in FLIR to be other than temporary.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 28.2% and 30.5% in the first quarter of 2004 and 2003, respectively. The effective tax rate decreased in 2004 primarily due to a reorganization of certain non-U.S. subsidiaries initiated after the first quarter of 2003 that reduced the effective tax rate in the balance of 2003 and thereafter.

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

Contingent Liabilities
----------------------

       At April 3, 2004, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in the matter described in Note 12 could materially affect the company's financial position as well as its results of operations and cash flows for a particular quarterly or annual period.

Discontinued Operations

       During the first quarter of 2003, the company recorded an after-tax gain on disposal of discontinued operations of $5.0 million, resulting primarily from the sale of the last remaining business in discontinued operations, Peter Brotherhood Ltd., and a favorable post-closing adjustment resulting from the 2002 sale of its Trophy Radiologie business.

<

>

                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources

First Quarter 2004
------------------

       Consolidated working capital was $765.3 million at April 3, 2004, compared with $710.5 million at December 31, 2003. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $444.1 million at April 3, 2004, compared with $418.2 million at December 31, 2003.

       Cash provided by operating activities was $46.5 million during the first quarter of 2004, including $48.1 million provided by continuing operations and $1.7 million used by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $5.5 million, net of taxes, in the first quarter of 2004. Inventories increased $21.4 million, due in part to increased production of mass spectrometry and spectroscopy instruments in response to higher demand for these products. An increase in accounts payable was a source of $18.0 million of cash due to a higher volume of purchase activity. The use of cash of $1.7 million for discontinued operations was principally due to the payment of liabilities, including settlement of litigation and lease payments on abandoned facilities.

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $20.0 million for restructuring costs at April 3, 2004. The company expects to pay approximately $6.3 million of this amount for severance primarily through 2005, and $0.4 million for employee retention and other costs primarily through 2004. The balance of $13.3 million will be paid for lease obligations over the remaining terms of the leases, with approximately three-quarters to be paid through 2005 and the remainder through 2016. In addition, at April 3, 2004, the company had accrued $15.0 million for acquisition expenses. Accrued acquisition expenses included $4.2 million of severance and relocation obligations, which the company expects to pay primarily through 2004. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During the first quarter of 2004, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant, and equipment. The company expended $6.8 million for purchases of property, plant, and equipment, net of dispositions. On April 20, 2004, the company used cash of $75 million, net of cash acquired, for the acquisition of USCS (Note 13).

       The company's financing activities used $14.0 million of cash during the first quarter of 2004. During the first quarter of 2004, the company expended $2.7 million to reduce short-term notes payable. The company received net proceeds of $21.1 million from the exercise of employee stock options. During the first quarter of 2004, the company expended $31.5 million to repurchase 1.1 million shares of the company's common stock. As of April 3, 2004, the company had approximately $100 million remaining under Board of Directors' authorizations to repurchase its own securities.

       The company has no material commitments for purchases of property, plant, and equipment and expects that for all of 2004, such expenditures will approximate $55 - $65 million. The company's contractual obligations and other commercial commitments did not change materially between December 31, 2003 and April 3, 2004.

       The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under credit facilities are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

<

>

                           THERMO ELECTRON CORPORATION

First Quarter 2003
------------------

       Cash provided by operating activities was $12.4 million during the first quarter of 2003, including $17.7 million provided by continuing operations and $5.4 million used by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $10.3 million, net of taxes, in the first quarter of 2003. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $17.1 million, including $24.1 million of accrued payroll and employee benefits due to the timing of payments, offset in part by an increase in deferred revenue. The use of cash of $5.4 million for discontinued operations was principally due to the payment of liabilities, including settlement of litigation and lease payments on abandoned facilities.

       During the first quarter of 2003, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant, and equipment and an acquisition. The company's continuing operations expended $11.4 million for purchases of property, plant, and equipment, net of dispositions, and $2.6 million for a product line acquisition.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The company's exposure to market risk from changes in interest rates, currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2003.

Item 4 - Controls and Procedures
--------------------------------

       The company's management, with the participation of the company's chief executive officer and chief financial officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 3, 2004. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that, as of April 3, 2004, the company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

       There have been no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 3, 2004 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

       We also rely on trade secrets and proprietary know-how which we seek to protect, in part, by confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors.

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

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

       If any of our security products fail to detect explosives or radiation, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage. The products sold by our environmental instruments division include a comprehensive range of fixed and portable instruments used for chemical, radiation, and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings, and other high-threat facilities for the detection and prevention of terrorist acts. If any of these products were to malfunction, it is possible that explosive or radioactive material could pass through the product undetected, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer's operators and the training of such operators. Any such product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Although we carry product liability insurance, we cannot be certain that our current insurance will be sufficient to cover these claims or that it can be maintained on acceptable terms, if at all.

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

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

       As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2003, our international revenues from continuing operations, including export revenues from the United States, accounted for approximately 56% of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In fiscal 2003 and 2002, currency translation had a favorable effect on revenues of our continuing operations of $120.8 million and $28.7 million, respectively, while in fiscal 2001, the unfavorable effects of currency translation decreased revenues of our continuing operations by $46.5 million.

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

       Moreover, we previously acquired several companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.5 billion as of April 3, 2004. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

<

>

                           THERMO ELECTRON CORPORATION

PART II - OTHER INFORMATION

Item 2 - Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

       The company has a repurchase program in place that authorizes the purchase of up to $100 million of the company's equity (and debt) securities in the open market or in negotiated transactions. During the first quarter of 2004, the company repurchased 1,125,000 shares of its common stock for $31.5 million.

       A summary of the share repurchase activity for the company's first quarter of 2004 follows:


                                                                                                   Total Number          Maximum
                                                                                                      of Shares    Dollar Amount
                                                                                                      Purchased   of Shares That
                                                                                                     as Part of       May Yet Be
                                                                       Total                           Publicly        Purchased
                                                                      Number                          Announced        Under the
                                                                   of Shares    Average Price          Plans or         Plans or
Period                                                             Purchased   Paid per Share      Programs (1)     Programs (1)
--------------------------------------------------------------------------------------------------------------------------------

January 1 - January 31                                                     -     $          -                 -     $ 73,108,900
February 1 - February 28                                           1,125,000            28.04         1,125,000      100,000,000
February 29 - April 3                                                      -                -                 -      100,000,000
                                                                ------------                       ------------

 Total First Quarter                                               1,125,000     $      28.04         1,125,000     $100,000,000
                                                                ============     ============      ============     ============

(1) On February 27, 2003, the company announced a repurchase program authorizing the purchase of up to $100 million of the company's equity (and debt) securities. All shares of the company's common stock purchased during the first quarter of 2004 were purchased under this program, which expired on February 26, 2004. Subsequently, on February 26, 2004, the company announced a new authorization for the purchase of up to $100 million of the company's equity (and debt) securities. This authorization will expire on February 25, 2005.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on page immediately preceding exhibits.

(b)    Report on Form 8-K

       On February 5, 2004, the company furnished a Current Report on Form 8-K with respect to the company's financial results for the quarter ended December
31, 2003.


<

>

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 2004.

                               THERMO ELECTRON CORPORATION



                               /s/ Theo Melas-Kyriazi
                               -------------------------------------------------
                               Theo Melas-Kyriazi
                               Vice President and Chief Financial Officer



                               /s/ Peter E. Hornstra
                               ------------------------------------------------
                               Peter E. Hornstra
                               Corporate Controller and Chief Accounting Officer

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