Form 10-Q
period 2004-07-03
THERMO ELECTRON CORP
filed 2004-08-09
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                         Outstanding at July 30, 2004
     -----------------------------             ----------------------------
     Common Stock, $1.00 par value                      163,283,800

PART I - Financial Information

Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                                                        July 3,     December 31,
(In thousands)                                                                                             2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  306,617       $  303,912
 Short-term available-for-sale investments, at quoted market value (amortized
    cost of $37,125 and $65,273)                                                                         65,168          114,326
 Accounts receivable, less allowances of $22,325 and $24,212                                            414,368          419,625
 Inventories:
    Raw materials and supplies                                                                          119,065          118,660
    Work in process                                                                                      43,945           42,069
    Finished goods                                                                                      160,862          141,432
 Deferred tax assets                                                                                    119,944          113,006
 Other current assets                                                                                    60,355           46,995
 Current assets of discontinued operations (Note 12)                                                    123,044           95,231
                                                                                                     ----------       ----------

                                                                                                      1,413,368        1,395,256
                                                                                                     ----------       ----------

Property, Plant, and Equipment, at Cost                                                                 480,423          471,500
 Less: Accumulated depreciation and amortization                                                        234,215          219,248
                                                                                                     ----------       ----------

                                                                                                        246,208          252,252
                                                                                                     ----------       ----------

Acquisition-related Intangible Assets (Note 2)                                                          125,238           65,542
                                                                                                     ----------       ----------

Other Assets (Note 9)                                                                                    44,724           47,408
                                                                                                     ----------       ----------

Goodwill (Note 2)                                                                                     1,484,414        1,441,172
                                                                                                     ----------       ----------

Long-term Assets of Discontinued Operations (Note 12)                                                   181,980          187,339
                                                                                                     ----------       ----------

                                                                                                     $3,495,932       $3,388,969
                                                                                                     ==========       ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                      Liabilities and Shareholders' Equity

                                                                                                        July 3,     December 31,
(In thousands except share amounts)                                                                        2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations                              $   35,061       $   45,981
 Accounts payable                                                                                       119,815          102,617
 Accrued payroll and employee benefits                                                                   74,587           89,452
 Accrued income taxes                                                                                   120,812           98,167
 Deferred revenue                                                                                        68,442           59,055
 Accrued restructuring costs (Note 11)                                                                   15,316           22,453
 Other accrued expenses (Notes 2 and 10)                                                                177,229          171,249
 Current liabilities of discontinued operations (Note 12)                                                84,935           95,819
                                                                                                     ----------       ----------

                                                                                                        696,197          684,793
                                                                                                     ----------       ----------

Deferred Income Taxes (Note 2)                                                                           36,052           11,700
                                                                                                     ----------       ----------

Other Long-term Liabilities                                                                              77,923           73,395
                                                                                                     ----------       ----------

Long-term Liabilities of Discontinued Operations (Note 12)                                                6,817            6,766
                                                                                                     ----------       ----------

Long-term Obligations:
 Senior notes (Note 9)                                                                                  133,985          137,874
 Subordinated convertible obligations                                                                    77,234           77,234
 Other                                                                                                   13,324           14,401
                                                                                                     ----------       ----------

                                                                                                        224,543          229,509
                                                                                                     ----------       ----------

Shareholders' Equity:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 178,497,228 and 175,479,994
    shares issued                                                                                       178,497          175,480
 Capital in excess of par value                                                                       1,345,474        1,298,881
 Retained earnings                                                                                    1,153,622        1,019,420
 Treasury stock at cost, 13,787,902 and 10,416,770 shares                                              (290,527)        (192,469)
 Deferred compensation                                                                                   (3,581)          (2,834)
 Accumulated other comprehensive items (Note 6)                                                          70,915           84,328
                                                                                                     ----------       ----------

                                                                                                      2,454,400        2,382,806
                                                                                                     ----------       ----------

                                                                                                     $3,495,932       $3,388,969
                                                                                                     ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

<

>


                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                    ---------------------------
                                                                                                     July 3,           June 28,
(In thousands except per share amounts)                                                                 2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $525,309           $467,268
                                                                                                    --------           --------

Costs and Operating Expenses:
 Cost of revenues (Note 11)                                                                          286,424            250,147
 Selling, general, and administrative expenses                                                       146,508            130,077
 Research and development expenses                                                                    32,592             32,610
 Restructuring and other costs, net (Note 11)                                                            815              4,688
                                                                                                    --------           --------

                                                                                                     466,339            417,522
                                                                                                    --------           --------

Operating Income                                                                                      58,970             49,746
Other Income, Net (Note 4)                                                                            10,667             12,440
                                                                                                    --------           --------

Income from Continuing Operations Before Provision for Income Taxes                                   69,637             62,186
Provision for Income Taxes                                                                           (19,058)            (7,545)
                                                                                                    --------           --------

Income from Continuing Operations                                                                     50,579             54,641
Income (Loss) from Discontinued Operations (includes income tax benefit of
 $36,927 and $207; Note 12)                                                                           40,501             (1,502)
                                                                                                    --------           --------

Net Income                                                                                          $ 91,080           $ 53,139
                                                                                                    ========           ========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                                              $    .31           $    .34
                                                                                                    ========           ========

 Diluted                                                                                            $    .30           $    .33
                                                                                                    ========           ========

Earnings per Share (Note 5):
 Basic                                                                                              $    .55           $    .33
                                                                                                    ========           ========

 Diluted                                                                                            $    .54           $    .32
                                                                                                    ========           ========

Weighted Average Shares (Note 5):
 Basic                                                                                               165,571            162,048
                                                                                                    ========           ========

 Diluted                                                                                             170,521            172,459
                                                                                                    ========           ========



The accompanying notes are an integral part of these consolidated financial statements.


<

>


                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                                  -----------------------------
                                                                                                     July 3,           June 28,
(In thousands except per share amounts)                                                                 2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $1,050,341         $  921,896
                                                                                                  ----------         ----------

Costs and Operating Expenses:
 Cost of revenues (Note 11)                                                                          570,596            494,208
 Selling, general, and administrative expenses                                                       297,067            258,084
 Research and development expenses                                                                    66,861             65,319
 Restructuring and other costs, net (Note 11)                                                          3,973             11,638
                                                                                                  ----------         ----------

                                                                                                     938,497            829,249
                                                                                                  ----------         ----------

Operating Income                                                                                     111,844             92,647
Other Income, Net (Note 4)                                                                            13,269             18,620
                                                                                                  ----------         ----------

Income from Continuing Operations Before Provision for Income Taxes                                  125,113            111,267
Provision for Income Taxes                                                                           (34,869)           (22,538)
                                                                                                  ----------         ----------

Income from Continuing Operations                                                                     90,244             88,729
Income (Loss) from Discontinued Operations (includes income tax benefit of
 $35,780 and $1,394; Note 12)                                                                         43,958             (4,199)
Gain on Disposal of Discontinued Operations (net of income tax provision of
 $3,564)                                                                                                   -              5,036
                                                                                                  ----------         ----------

Net Income                                                                                        $  134,202         $   89,566
                                                                                                  ==========         ==========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                                            $      .55         $      .55
                                                                                                  ==========         ==========

 Diluted                                                                                          $      .53         $      .53
                                                                                                  ==========         ==========

Earnings per Share (Note 5):
 Basic                                                                                            $      .81         $      .55
                                                                                                  ==========         ==========

 Diluted                                                                                          $      .79         $      .54
                                                                                                  ==========         ==========

Weighted Average Shares (Note 5):
 Basic                                                                                               165,389            162,446
                                                                                                  ==========         ==========

 Diluted                                                                                             170,258            172,977
                                                                                                  ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.


<

>


                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                                   ----------------------------
                                                                                                     July 3,           June 28,
(In thousands)                                                                                          2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                        $ 134,202          $  89,566
 (Income) loss from discontinued operations                                                          (43,958)             4,199
 Gain on disposal of discontinued operations                                                               -             (5,036)
                                                                                                   ---------          ---------

 Income from continuing operations                                                                    90,244             88,729

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                                   31,110             23,199
      Noncash restructuring and other costs, net (Note 11)                                               507                260
      Provision for losses on accounts receivable                                                      1,098              2,802
      Change in deferred income taxes                                                                  1,039             (6,320)
      Gain on sale of businesses                                                                           -               (341)
      Gain on investments, net (Note 4)                                                              (13,478)           (15,989)
      Other                                                                                            3,832              3,170
      Changes in current accounts, excluding the effects of acquisitions and dispositions:
          Accounts receivable                                                                          7,265             25,878
          Inventories                                                                                (25,677)             3,534
          Other current assets                                                                       (12,977)            (3,240)
          Accounts payable                                                                             8,592            (21,673)
          Other current liabilities                                                                    3,570            (38,053)
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                                95,125             61,956
            Net cash provided by discontinued operations                                               9,878              4,109
                                                                                                   ---------          ---------

            Net cash provided by operating activities                                                105,003             66,065
                                                                                                   ---------          ---------

Investing Activities:
 Proceeds from maturities of available-for-sale investments                                           18,432            276,693
 Proceeds from sale of available-for-sale investments                                                 23,388             24,898
 Purchases of property, plant, and equipment                                                         (22,071)           (20,785)
 Proceeds from sale of property, plant, and equipment                                                  3,359              5,927
 Acquisitions, net of cash acquired (Note 2)                                                         (75,706)            (3,120)
 Proceeds from sale of businesses, net of cash divested                                                    -                384
 Collection of note receivable                                                                             -             69,136
 Increase in other assets                                                                               (626)            (1,787)
 Other                                                                                                  (578)              (276)
                                                                                                   ---------          ---------

            Net cash provided by (used in) continuing operations                                     (53,802)           351,070
            Net cash provided by discontinued operations                                               1,935              2,729
                                                                                                   ---------          ---------

            Net cash provided by (used in) investing activities                                      (51,867)           353,799
                                                                                                   ---------          ---------


<

>


                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                                   ----------------------------
                                                                                                     July 3,           June 28,
(In thousands)                                                                                          2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Repayment and redemption of long-term obligations                                                 $  (1,743)         $ (72,090)
 Purchases of company common stock and subordinated convertible debentures                           (81,975)           (74,113)
 Net proceeds from issuance of company common stock                                                   40,915             22,337
 Decrease in short-term notes payable                                                                 (8,111)          (380,902)
 Other                                                                                                    18                 35
                                                                                                   ---------          ---------

            Net cash used in continuing operations                                                   (50,896)          (504,733)
            Net cash provided by (used in) discontinued operations                                       427             (4,638)
                                                                                                   ---------          ---------

            Net cash used in financing activities                                                    (50,469)          (509,371)
                                                                                                   ---------          ---------

Exchange Rate Effect on Cash of Continuing Operations                                                   (153)            16,095
Exchange Rate Effect on Cash of Discontinued Operations                                                  191             (1,213)
                                                                                                   ---------          ---------

Increase (Decrease) in Cash and Cash Equivalents                                                       2,705            (74,625)
Cash and Cash Equivalents at Beginning of Period                                                     303,912            339,067
                                                                                                   ---------          ---------

Cash and Cash Equivalents at End of Period                                                         $ 306,617          $ 264,442
                                                                                                   =========          =========

Noncash Investing Activities:
 Fair value of assets of acquired businesses                                                       $ 108,515          $   4,845
 Cash paid for acquired businesses                                                                   (78,050)            (3,269)
                                                                                                   ---------          ---------

    Liabilities assumed of acquired businesses                                                     $  30,465          $   1,576
                                                                                                   =========          =========




The accompanying notes are an integral part of these consolidated financial statements.

<

>


                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     General

       The interim consolidated financial statements presented herein have been prepared by Thermo Electron Corporation (the company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 2004, and the results of operations and cash flows for the three- and six-month periods ended July 3, 2004, and June 28, 2003. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

       In June 2004, the company announced it had entered into a definitive agreement for the sale of its Optical Technologies segment, Spectra-Physics, to Newport Corporation. The company has classified the operating results and cash flows of Spectra-Physics as discontinued operations for all periods presented in the accompanying financial statements. In addition, assets and liabilities of Spectra-Physics have been classified as discontinued operations in the accompanying consolidated balance sheets (Note 12).

2.     Acquisitions

       On April 20, 2004, the Life and Laboratory Sciences segment acquired US
Counseling Services, Inc. (USCS), a supplier of equipment asset management services to the pharmaceutical, healthcare, and related industries, for approximately $78.8 million in cash (or $75.7 million, net of cash acquired).
The purchase price is subject to a post-closing adjustment. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $66.9 million was allocated to goodwill. USCS reported revenues of $57 million in 2003.

       The components of the purchase price allocation for USCS are as follows:


(In thousands)
--------------------------------------------------------------------------------------------------------------------------------

Purchase Price:
 Cash paid (a)                                                                                                          $ 78,805
 Cash acquired                                                                                                            (3,099)
                                                                                                                        --------

                                                                                                                        $ 75,706
                                                                                                                        ========

Allocation:
 Current assets                                                                                                         $  5,067
 Property, plant, and equipment                                                                                              356
 Acquired intangible assets                                                                                               34,700
 Goodwill                                                                                                                 66,910
 Other assets                                                                                                                  2
 Liabilities assumed                                                                                                     (31,329)
                                                                                                                        --------

                                                                                                                        $ 75,706
                                                                                                                        ========

(a) Includes acquisition expenses.

<

>


                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       Acquired intangible assets for the acquisition of USCS are as follows:

(In thousands)
--------------------------------------------------------------------------------------------------------------------------------

Customer Relationships                                                                                                   $34,700
                                                                                                                         =======

       The amortization period for the customer relationships acquired in the acquisition of USCS is 5 years. Annual amortization expense has increased by $6.9 million as a result of the acquisition of USCS. The company recorded a deferred tax liability of $12.5 million related to this intangible asset, with a corresponding increase in goodwill. The deferred tax liability is included in liabilities assumed in the above table detailing the purchase price components.

       On December 31, 2003, the Life and Laboratory Sciences segment acquired
Jouan SA, a global supplier of products used by life science researchers. During the first quarter of 2004, the company determined the fair value of Jouan's identifiable intangible assets and completed the purchase price allocation. As a result, $34.9 million has been reclassified from goodwill to acquired intangible assets as of April 3, 2004. In addition, the company recorded a deferred tax liability of $12.1 million related to these intangible assets, with a corresponding increase in goodwill.

       Acquired intangible assets for the acquisition of Jouan are as follows:

(In thousands)
--------------------------------------------------------------------------------------------------------------------------------

Customer and Distributor Relationships                                                                                   $24,643
Product Technology                                                                                                        10,231
                                                                                                                         -------

                                                                                                                         $34,874

       The amortization periods for intangible assets acquired in the acquisition of Jouan are 6 years for customer and distributor relationships and 5 years for product technology. The weighted-average amortization period for all intangible assets acquired in the acquisition of Jouan is approximately 6 years.
Annual amortization expense has increased by $6.2 million as a result of the acquisition of Jouan.

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

       The company did not establish reserves for restructuring businesses acquired in 2004.


<

>
                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       The changes in accrued acquisition expenses for acquisitions completed during 2003 are as follows:


                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                        $ 4,998          $ 3,925          $   106           $ 9,029
 Reserves established                                                     -              243              304               547
 Payments                                                              (707)            (474)            (336)           (1,517)
 Decrease recorded as a reduction in goodwill                          (526)               -                -              (526)
 Currency translation                                                   (69)             (61)               -              (130)
                                                                    -------          -------          -------           -------

Balance at July 3, 2004                                             $ 3,696          $ 3,633          $    74           $ 7,403
                                                                    =======          =======          =======           =======


       The 2003 acquisitions primarily consisted of Jouan. The principal accrued acquisition expenses for 2003 acquisitions were for severance for approximately 100 employees at Jouan across all functions and the downsizing of a Jouan manufacturing facility in Denmark, with a lease expiring in 2007, to a smaller site. The company expects to pay amounts accrued for severance and other expenses primarily through 2004 and amounts accrued for abandonment of excess facilities through 2007.

       The changes in accrued acquisition expenses for acquisitions completed prior to 2003 are as follows:


                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                                    Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                                          $6,640           $  147            $6,787
 Payments                                                                                (28)             (36)              (64)
 Currency translation                                                                    221               (1)              220
                                                                                      ------           ------            ------

Balance at July 3, 2004                                                               $6,833           $  110            $6,943
                                                                                      ======           ======            ======

       The remaining accrued acquisition expenses for pre-2003 acquisitions primarily represent lease obligations for four abandoned operating facilities in England with leases expiring through 2014.

3.     Business Segment Information

       Following the decision to sell Spectra-Physics, previously reported as the Optical Technologies segment, the company's continuing operations fall into two principal business segments: Life and Laboratory Sciences and Measurement and Control. Results for 2003 and the first quarter of 2004 have been restated to reflect Spectra-Physics as a discontinued operation.


<

>


                           THERMO ELECTRON CORPORATION

3.     Business Segment Information (continued)

       As part of the divestiture of Spectra-Physics (Note 12), the company retained a small business unit in Syracuse, New York, that manufactures imaging sensors and cameras for scientific, medical, and machine vision imaging applications. This business was transferred to the Life and Laboratory Sciences segment and prior period results have been restated to reflect this change.


                                                                     Three Months Ended                    Six Months Ended
                                                               -----------------------------        -----------------------------
                                                                  July 3,           June 28,           July 3,           June 28,
(In thousands)                                                       2004               2003              2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Life and Laboratory Sciences                               $  369,823         $  314,330        $  735,289         $  614,111
    Measurement and Control                                       155,486            151,285           315,052            303,781
    Other                                                               -              1,653                 -              4,004
                                                               ----------         ----------        ----------         ----------

                                                               $  525,309         $  467,268        $1,050,341         $  921,896
                                                               ==========         ==========        ==========         ==========

Income from Continuing Operations Before Provision
 for Income Taxes:
    Life and Laboratory Sciences (a)                           $   53,331         $   44,127        $  100,146         $   83,626
    Measurement and Control (b)                                    12,415             13,375            26,598             24,194
    Other (c)                                                         (54)              (197)             (102)              (327)
                                                               ----------         ----------        ----------         ----------

      Total Operating Income - Segments                            65,692             57,305           126,642            107,493
    Corporate/Other (d)                                             3,945              4,881            (1,529)             3,774
                                                               ----------         ----------        ----------         ----------

                                                               $   69,637         $   62,186        $  125,113         $  111,267
                                                               ==========         ==========        ==========         ==========

Depreciation:
    Life and Laboratory Sciences                               $    7,446         $    6,263        $   14,981         $   11,666
    Measurement and Control                                         2,621              2,719             5,078              5,298
    Other                                                               -                127                 -                257
    Corporate                                                         715                798             1,601              1,534
                                                               ----------         ----------        ----------         ----------

                                                               $   10,782         $    9,907        $   21,660         $   18,755
                                                               ==========         ==========        ==========         ==========

Amortization:
    Life and Laboratory Sciences                               $    4,963         $    1,657        $    8,106         $    3,245
    Measurement and Control                                           681                676             1,343              1,199
    Corporate                                                           -                  -                 1                  -
                                                               ----------         ----------        ----------         ----------

                                                               $    5,644         $    2,333        $    9,450         $    4,444
                                                               ==========         ==========        ==========         ==========

(a) Includes restructuring and other income, net, of $0.5 million in the second quarter of 2004. Includes restructuring and other costs, net, of $3.9 million, $3.3 million, and $6.5 million in the second quarter of 2003 and the first six months of 2004 and 2003, respectively.
(b) Includes restructuring and other costs, net, of $1.4 million, $2.6 million, and $3.5 million in the second quarter of 2004 and the first six months of 2004 and 2003, respectively. Includes restructuring and other income, net, of $0.2 million in the second quarter of 2003.

<

>

                           THERMO ELECTRON CORPORATION

3.     Business Segment Information (continued)

(c) Includes restructuring and other costs, net, of $0.1 million, $0.2 million, $0.1 million, and $0.3 million in the second quarter of 2004 and 2003 and the first six months of 2004 and 2003, respectively.
(d) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $0.2 million, $0.8 million, $0.7 million, and $1.4 million in the second quarter of 2004 and 2003 and the first six months of 2004 and 2003, respectively. Other income, net, includes gains on the sale of shares of Thoratec of $8.0 million and $9.6 million in the second quarter and first six months of 2004, respectively, and gains on the sale of shares of FLIR Systems, Inc.
    of $10.0 million and $13.7 million in the second quarter and first six months of 2003, respectively (Note 4).

4.     Other Income, Net

       The components of other income, net, in the accompanying statement of income are as follows:

                                                                  Three Months Ended                       Six Months Ended
                                                              ---------------------------            ---------------------------
                                                               July 3,           June 28,             July 3,           June 28,
(In thousands)                                                    2004               2003                2004               2003
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                               $  1,666           $  7,074            $  3,586           $ 14,746
Interest Expense (Note 9)                                       (2,694)            (5,357)             (5,423)           (12,086)
Gain on Investments, Net                                        10,847             10,814              13,478             15,989
Other Items, Net                                                   848                (91)              1,628                (29)
                                                              --------           --------            --------           --------

                                                              $ 10,667           $ 12,440            $ 13,269           $ 18,620
                                                              ========           ========            ========           ========

       The company sold 1,000,000 and 1,250,000 shares of Thoratec Corporation common stock during the second quarter and first six months of 2004, respectively, and realized gains of $8.0 million and $9.6 million, respectively.
In addition, the company sold 234,175 and 334,175 shares of FLIR Systems, Inc.
common stock during the second quarter and first six months of 2003, respectively, and realized gains of $10.0 million and $13.7 million, respectively. These gains included $2.7 million and $3.9 million in the second quarter and first six months of 2003, respectively, from the recovery of amounts written down in prior years. The company obtained common shares of Thoratec as part of the sale of Thermo Cardiosystems Inc. in 2001 and obtained an equity interest in FLIR as part of the acquisition of Spectra-Physics AB in 1999. At
July 3, 2004, the company owned 4.4 million shares of Thoratec with a fair market value of $46.5 million, which are classified as short-term available-for-sale investments in the accompanying balance sheet. The company no longer owned shares of FLIR as of December 31, 2003.

<

>

                           THERMO ELECTRON CORPORATION

5.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                  Three Months Ended                       Six Months Ended
                                                              ---------------------------            ---------------------------
                                                               July 3,           June 28,             July 3,           June 28,
(In thousands except per share amounts)                           2004               2003                2004               2003
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                             $ 50,579           $ 54,641            $ 90,244           $ 88,729
Income (Loss) of Discontinued Operations                        40,501             (1,502)             43,958             (4,199)
Gain on Disposal of Discontinued Operations, Net                     -                  -                   -              5,036
                                                              --------           --------            --------           --------

Net Income for Basic Earnings per Share                         91,080             53,139             134,202             89,566
Effect of Convertible Debentures                                   398              1,745                 811              3,546
                                                              --------           --------            --------           --------

Income Available to Common Shareholders, as Adjusted
 for Diluted Earnings per Share                               $ 91,478           $ 54,884            $135,013           $ 93,112
                                                              --------           --------            --------           --------

Basic Weighted Average Shares                                  165,571            162,048             165,389            162,446
Effect of:
 Stock options                                                   3,007              1,876               2,926              1,764
 Convertible debentures                                          1,846              8,335               1,846              8,567
 Contingently issuable shares                                       97                200                  97                200
                                                              --------           --------            --------           --------

Diluted Weighted Average Shares                                170,521            172,459             170,258            172,977
                                                              --------           --------            --------           --------

Basic Earnings per Share:
 Continuing operations                                        $    .31           $    .34            $    .55           $    .55
 Discontinued operations                                           .24               (.01)                .27                .01
                                                              --------           --------            --------           --------

                                                              $    .55           $    .33            $    .81           $    .55
                                                              ========           ========            ========           ========

Diluted Earnings per Share:
 Continuing operations                                        $    .30           $    .33            $    .53           $    .53
 Discontinued operations                                           .24               (.01)                .26                  -
                                                              --------           --------            --------           --------

                                                              $    .54           $    .32            $    .79           $    .54
                                                              ========           ========            ========           ========

       Options to purchase 966,000, 7,480,000, 1,177,000, and 9,810,000 shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2004 and 2003 and the first six months of 2004 and 2003, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       In 2004, there were no convertible debentures outstanding that if converted would be antidilutive. In 2003, the computations of diluted earnings per share exclude the effect of assuming the conversion of the company's 4 3/8% subordinated convertible debentures because the effect would be antidilutive.

<

>

                           THERMO ELECTRON CORPORATION

6.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items.
Other comprehensive items represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments, and minimum pension liability adjustment. During the second quarter of 2004 and 2003, the company had comprehensive income of $74.1 million and $118.0 million, respectively.
During the first six months of 2004 and 2003, the company had comprehensive income of $129.0 million and $185.4 million, respectively.

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

                                                                   Three Months Ended                      Six Months Ended
                                                               ---------------------------            ---------------------------
                                                                July 3,           June 28,             July 3,           June 28,
(In thousands except per share amounts)                            2004               2003                2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations:
 As reported                                                   $ 50,579           $ 54,641            $ 90,244           $ 88,729
 Add: Stock-based employee compensation expense
    included in reported results, net of tax                        315                469                 559                953
 Deduct: Total stock-based employee compensation
    expense determined under the fair-value-based
    method for all awards, net of tax                            (3,923)            (5,055)             (7,687)           (10,423)
                                                               --------           --------            --------           --------

 Pro forma                                                     $ 46,971           $ 50,055            $ 83,116           $ 79,259
                                                               ========           ========            ========           ========

Basic Earnings per Share from Continuing Operations:
    As reported                                                $    .31           $    .34            $    .55           $    .55
    Pro forma                                                  $    .28           $    .31            $    .50           $    .49

Diluted Earnings per Share from Continuing Operations:
    As reported                                                $    .30           $    .33            $    .53           $    .53
    Pro forma                                                  $    .28           $    .30            $    .49           $    .48


<

>


                           THERMO ELECTRON CORPORATION

7.     Stock-based Compensation Plans and Pro Forma Stock-based Compensation
       Expense (continued)

                                                                   Three Months Ended                       Six Months Ended
                                                               ---------------------------            ---------------------------
                                                                July 3,           June 28,             July 3,           June 28,
(In thousands except per share amounts)                            2004               2003                2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Net Income:
 As reported                                                   $ 91,080           $ 53,139            $134,202           $ 89,566
 Add: Stock-based employee compensation expense
    included in reported net income, net of tax                     315                469                 559                953
 Deduct: Total stock-based employee compensation
    expense determined under the fair-value-based
    method for all awards, net of tax                            (4,335)            (5,712)             (8,688)           (12,046)
                                                               --------           --------            --------           --------

 Pro forma                                                     $ 87,060           $ 47,896            $126,073           $ 78,473
                                                               ========           ========            ========           ========

Basic Earnings per Share:
 As reported                                                   $    .55           $    .33            $    .81           $    .55
 Pro forma                                                     $    .53           $    .30            $    .76           $    .48

Diluted Earnings per Share:
 As reported                                                   $    .54           $    .32            $    .79           $    .54
 Pro forma                                                     $    .51           $    .29            $    .75           $    .47

8.     Defined Benefit Pension Plans

       Several of the company's non-U.S. subsidiaries and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. Net periodic benefit costs for the plans in aggregate included the following components:


                                                                                 Three Months Ended            Six Months Ended
                                                                                ---------------------       ---------------------
                                                                                July 3,      June 28,       July 3,      June 28,
(In thousands)                                                                     2004          2003          2004          2003
---------------------------------------------------------------------------------------------------------------------------------

Service Cost                                                                    $   897       $   824       $ 1,809       $ 1,635
Interest Cost on Benefit Obligation                                               2,331         2,018         4,710         3,996
Expected Return on Plan Assets                                                   (2,031)       (1,659)       (4,095)       (3,298)
Recognized Net Actuarial Loss                                                       630           445         1,271           885
Amortization of Unrecognized Initial Obligation and Prior Service Cost                1            12             1            23
                                                                                -------       -------       -------       -------

                                                                                $ 1,828       $ 1,640       $ 3,696       $ 3,241
                                                                                =======       =======       =======       =======

9.     Swap Arrangement

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8%, and will pay a variable rate of 90-day LIBOR plus 2.19% (3.96% as of July 3, 2004). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value


<

>


                           THERMO ELECTRON CORPORATION

9.     Swap Arrangement (continued)

hedges and as such, are carried at fair value, which over time has resulted in an increase in other long-term assets and long-term debt totaling $5.3 million at July 3, 2004. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

10.    Warranty Obligations

       Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:


(In thousands)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                                                                            $25,645
 Provision charged to income                                                                                              9,257
 Usage                                                                                                                   (8,016)
 Adjustments to previously provided warranties, net                                                                      (2,206)
 Other, net (a)                                                                                                              72
                                                                                                                        -------

Balance at July 3, 2004                                                                                                 $24,752
                                                                                                                        =======

(a) Primarily represents the effects of currency translation.

11.    Restructuring and Other Costs, Net

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions are recorded when incurred. Further actions were initiated in 2003. Restructuring and other costs recorded in 2004 are primarily for charges associated with actions initiated prior to 2004 that could not be recorded until incurred and the company expects to incur an additional $1.3 million of such restructuring costs, primarily in 2004. The company believes that restructuring actions undertaken in 2003 will be substantially completed in 2004. During 2003 and 2004, the company has added headcount in such areas as key account initiatives, operational excellence, and expansion of operations in China. While the company is adding resources in several parts of its business, it is also responding to changing skill requirements for employees and striving to continue productivity improvements.
In connection with these efforts, in the third quarter of 2004, the company is undertaking headcount reductions in several businesses approximating 200 employees at a cost of approximately $5 million.

       During the second quarter of 2004, the company recorded net restructuring and other costs by segment as follows:


                                            Life and
                                           Laboratory       Measurement
(In thousands)                               Sciences       and Control              Other          Corporate              Total
--------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                               $  275            $   61             $    -             $    -             $  336
Restructuring and Other Costs (Income), Net      (779)            1,299                 54                241                815
                                               ------            ------             ------             ------             ------

                                               $ (504)           $1,360             $   54             $  241             $1,151
                                               ======            ======             ======             ======             ======


<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

       During the first six months of 2004, the company recorded net restructuring and other costs by segment as follows:

                                            Life and
                                           Laboratory       Measurement
(In thousands)                               Sciences       and Control              Other          Corporate              Total
--------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                               $2,621            $  123             $    -             $    -             $2,744
Restructuring and Other Costs, Net                642             2,521                102                708              3,973
                                               ------            ------             ------             ------             ------

                                               $3,263            $2,644             $  102             $  708             $6,717
                                               ======            ======             ======             ======             ======

       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $0.5 million of net restructuring and other income in the second quarter of 2004. The segment recorded charges to cost of revenues of $0.3 million, primarily depreciation expense that was accelerated for manufacturing equipment that will be abandoned due to site consolidations, and $0.8 million of other income, net. This other income, net, consisted of a gain of $2.6 million on the sale of a product line, offset in part by $1.8 million of cash costs, principally associated with facility consolidations, including $1.1 million of severance for 61 employees across all functions; $0.6 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses.

       In the first quarter of 2004, this segment recorded $3.8 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $2.4 million, primarily for the sale of inventories revalued at the date of acquisition of Jouan, and $1.4 million of other costs. These other costs consisted of $1.0 million of cash costs, principally associated with facility consolidations, including $0.6 million of severance for 20 employees across all functions; $0.2 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.2 million of other cash costs, primarily relocation expenses. In addition, the segment recorded a loss of $0.4 million from the sale of two abandoned buildings.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $1.4 million of net restructuring and other charges in the second quarter of 2004. The segment recorded charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition, and $1.3 million of other costs. These other costs consisted of $1.3 million of cash costs, principally associated with facility consolidations, including $0.6 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.7 million of severance for 17 employees, primarily in sales and service functions.

       In the first quarter of 2004, this segment recorded $1.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition, and $1.2 million of other costs. These other costs consisted of $1.1 million of cash costs, principally associated with facility consolidations, including $0.5 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; $0.4 million of severance for 7 employees primarily in sales and service functions; and $0.2 million of other cash costs, primarily relocation expenses. In addition, the segment recorded charges of $0.1 million, primarily for the writedown of equipment at an abandoned facility.

<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

Corporate
---------

       The company recorded $0.2 million of restructuring and other charges at its corporate offices in the second quarter of 2004, all of which were cash costs. The costs were primarily for third-party advisory fees. While the company no longer has any public subsidiaries, it has numerous non-U.S. subsidiaries through which the formerly public subsidiaries conducted business. The third-party advisory fees are being incurred to simplify this legal structure.

       In the first quarter of 2004, the company recorded $0.5 million of restructuring and other charges at its corporate offices, all of which were cash costs. The costs were primarily for third-party advisory fees.

General
-------

       The following table summarizes the company's severance actions in 2004.


                                                                                                                      Number of
2003 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 31, 2003                                                                                 162

Terminations Announced in 2004                                                                                              105
Terminations Occurring to Date in 2004                                                                                     (156)
                                                                                                                           ----

Remaining Terminations at July 3, 2004                                                                                      111
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


                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

Pre-2001 Restructuring Plans
 Balance at December 31, 2003                    $     -           $    59           $     -           $     -           $    59
    Payments                                           -               (59)                -                 -               (59)
                                                 -------           -------           -------           -------           -------

 Balance at July 3, 2004                         $     -           $     -           $     -           $     -           $     -
                                                 =======           =======           =======           =======           =======

2001 Restructuring Plans
 Balance at December 31, 2003                    $ 1,127           $    16           $ 4,778           $   138           $ 6,059
    Costs incurred in 2004                             -                 -               207                 1               208
    Reserves reversed                                (23)              (15)                -              (132)             (170)
    Payments                                        (551)               (1)           (1,062)               (7)           (1,621)
    Currency translation                             (17)                -                 9                 -                (8)
                                                 -------           -------           -------           -------           -------

 Balance at July 3, 2004                         $   536           $     -           $ 3,932           $     -           $ 4,468
                                                 =======           =======           =======           =======           =======


<

>


                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

2002 Restructuring Plans
 Balance at December 31, 2003                    $ 1,943           $    54           $ 3,082           $     7           $ 5,086
    Costs incurred in 2004                             9                 -               280                30               319
    Reserves reversed                                (79)              (54)              (97)                -              (230)
    Payments                                        (470)                -              (820)              (20)           (1,310)
    Currency translation                             (20)                -                 -                 -               (20)
                                                 -------           -------           -------           -------           -------

 Balance at July 3, 2004                         $ 1,383           $     -           $ 2,445           $    17           $ 3,845
                                                 =======           =======           =======           =======           =======

2003 Restructuring Plans
 Balance at December 31, 2003                    $ 6,153           $    68           $ 4,914           $   114           $11,249
    Costs incurred in 2004 (b)                     3,116                87             1,635             1,234             6,072
    Reserves reversed                               (114)                -                 -                 -              (114)
    Payments                                      (6,509)              (27)           (2,476)           (1,217)          (10,229)
    Currency translation                             (20)                -                47                (2)               25
                                                 -------           -------           -------           -------           -------

 Balance at July 3, 2004                         $ 2,626           $   128           $ 4,120           $   129           $ 7,003
                                                 =======           =======           =======           =======           =======

(a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b) Excludes noncash charges, net, of $0.4 million and $0.1 million in the Life and Laboratory Sciences and Measurement and Control segments, respectively, and other income, net, of $2.6 million in the Life and Laboratory Sciences segment.

       The company expects to pay accrued restructuring costs as follows:
severance, primarily through 2005; employee-retention obligations and other costs, primarily through 2004; and abandoned-facility payments, over lease terms expiring through 2016.

12.    Discontinued Operations

       In June 2004, the company announced it had entered into a definitive agreement for the sale of its Optical Technologies segment, Spectra-Physics, to Newport Corporation for $300 million, subject to a post-closing balance sheet adjustment. On July 16, 2004, the sale was completed. The company sold this cyclical operating unit to focus on its core businesses that provide analytical instrumentation to laboratory and industrial customers. The selling price of $300 million exceeded Spectra-Physics' book value and is comprised of $200 million in cash, a 5% note in the principal amount of $50 million, due in 2009, and $50 million in Newport common stock, with the number of issued shares determined based on the 20-trading day average price prior to closing. The fair value of the note and Newport common stock at the date of closing aggregated approximately $90 million. Under the terms of the agreement, the company has agreed to certain restrictions on the sale of the Newport shares it received in this transaction. The restrictions will lapse gradually in six month intervals after the closing, with no sales permitted prior to six months after closing, sale of 25% permitted after six months, sale of an additional 25% after one year, and no restrictions on sales after 18 months. As a result of Newport assuming non-U.S. debt of Spectra-Physics which had earlier been expected to be retained by the company, approximately $14 million will be paid by the company to Newport as part of the post-closing balance sheet adjustment. The company retained a small manufacturing unit in Syracuse, New York, as a term of the sale
(Note 3).


<

>


                           THERMO ELECTRON CORPORATION

12.    Discontinued Operations (continued)

       The company's discontinued operations (Spectra-Physics) had revenue of $55.4 million, $49.1 million, $112.4 million, and $94.7 million in the second quarter of 2004 and 2003 and the first six months of 2004 and 2003, respectively. Operating income of the discontinued operations totaled $3.3 million and $8.3 million in the second quarter and first six months of 2004, respectively. The company's discontinued operations incurred operating losses of $1.5 million and $5.1 million in the second quarter and first six months of 2003, respectively. As a result of the decision to sell Spectra-Physics, a previously unrecognized tax asset arising from the difference between the book and tax basis of Spectra-Physics became realizable and the company recorded a tax benefit in discontinued operations totaling $38.5 million in the second quarter of 2004.

13.    Litigation

       The company has been named a defendant, along with many other companies, in a patent-infringement lawsuit brought by the Lemelson Medical, Education &
Research Foundation, L.P. The suit asserts that products manufactured, used, or sold by the defendants, including the company's continuing and discontinued operations, infringe one or more patents related to methods of machine vision or computer-image analysis. The Lemelson action seeks damages, including enhanced damages for alleged willful infringement, attorney's fees, and injunctive relief.

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

Discontinued Operations

       During 2002, the company's discontinued operations settled a patent-infringement matter that Fischer Imaging Corporation had brought against the company's former Trex Medical subsidiary. The company sold Trex Medical in 2000, but retained this obligation as a term of the sale. Under the settlement agreement, as amended, the company paid Fischer $25 million in 2002 and $0.9 million in 2003, with a final payment of $5.2 million in 2004. The settlement payments were charged against a reserve established for this matter.

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


<

>

                           THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity

       The company develops and manufactures a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. Following the decision to sell Spectra-Physics (Note 12), the company's continuing operations fall into two principal business segments: Life and Laboratory Sciences and Measurement and Control. Results for 2003 and the first quarter of 2004 have been restated to reflect Spectra-Physics as a discontinued operation.


Revenues
                                                  Three Months Ended                                Six Months Ended
                                     ---------------------------------------------    --------------------------------------------
(Dollars in thousands)                   July 3, 2004           June 28, 2003            July 3, 2004            June 28, 2003
----------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences         $  369,823     70.4%    $  314,330      67.3%    $  735,289     70.0%    $  614,111     66.6%
Measurement and Control                 155,486     29.6%       151,285      32.4%       315,052     30.0%       303,781     33.0%
Other                                         -                   1,653       0.3%             -                   4,004      0.4%
                                     ----------     -----    ----------      -----    ----------     -----    ----------     -----

                                     $  525,309      100%    $  467,268       100%    $1,050,341      100%    $  921,896      100%
                                     ==========     =====    ==========      =====    ==========     =====    ==========     =====

       The company's revenues grew by 12% during the second quarter of 2004. The strengthening of non-U.S. currencies relative to the dollar caused an increase in reported revenues. In addition to the change in revenues caused by currency translation and acquisitions, net of divestitures, which are discussed below, sales increased 3% in 2004, primarily due to increased demand. The higher demand resulted primarily from a recovery in the U.S. and Asian economies that has positively affected capital spending across many markets addressed by the company.

       The company's strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2004 and 2003. These acquisitions included US Counseling Services, Inc. (USCS), a supplier of equipment asset management services to the pharmaceutical, healthcare, and related industries, which was acquired in April 2004; Jouan SA, a manufacturer of products used to prepare and preserve laboratory samples, which was acquired on December 31, 2003; Laboratory Management Systems, Inc.
(LMSi), a supplier of regulatory instrument and consulting services to the pharmaceutical and related industries, which was acquired in October 2003; and the personal radiation-detection instruments product line from Siemens plc, which was acquired in October 2003.

       In the second quarter of 2004, the company's operating income and operating income margin improved to $59.0 million and 11.2%, respectively, from $49.7 million and 10.6%, respectively, in the second quarter of 2003. (Operating income margin is operating income divided by revenues.) The improvement resulted primarily from lower restructuring costs, net, in 2004 and a lower cost base following restructuring actions in 2003, offset in part by $3.3 million of higher amortization expense associated with acquisition-related intangible assets. Restructuring and other costs, net, (including charges to cost of revenues associated with facility consolidations) reduced pre-tax income by $1.2 million and $4.7 million in the second quarter of 2004 and 2003, respectively.

       Income from continuing operations decreased to $50.6 million in the second quarter of 2004, from $54.6 million in the second quarter of 2003, primarily due a $9.0 million tax benefit in 2003 related to tax credit carryforwards, offset by the higher operating income discussed above.

       During the first six months of 2004, the company's cash flow from operations totaled $105.0 million, compared with $66.1 million in the first six months of 2003. The increase resulted primarily from a lower investment in working capital items in 2004.

<

>


                           THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity (continued)

       As of July 3, 2004, the company's outstanding debt totaled $259.6 million, of which 81% is due in 2007 and thereafter. The company expects that its existing cash and investments of $371.8 million as of July 3, 2004, the cash proceeds from the sale of Spectra-Physics on July 16, 2004, and the company's future cash flow from operations together with available unsecured borrowings of up to $250 million under its revolving credit agreements are sufficient to meet the capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

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

       The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

       (a) The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances of the company's continuing operations totaled $22.3 million at July 3, 2004. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer, and any other information that is relevant to the judgment. If the financial condition of the company's customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

       (b) The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value based on usage in the preceding 12 months, expected demand, and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional writedowns may be required.

       (c) The company periodically evaluates goodwill for impairment using market comparables for similar businesses or forecasts of discounted future cash flows. Goodwill of the company's continuing operations totaled $1.484 billion at July 3, 2004. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other factors. Different assumptions from those made in the company's analysis could materially affect projected cash flows and the company's evaluation of goodwill for impairment.
           Should the fair value of the company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary.

       (d) The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $598.2 million at July 3, 2004, including
           $246.2 million of fixed assets and $182.0 million of long-term assets of discontinued operations. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows


<

>


                           THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

           require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

       (g) At the time the company recognizes revenue, it provides for the estimated cost of product warranties based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company's continuing operations totaled $24.8 million at July 3, 2004. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

       (h) The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. The company's tax valuation allowance totaled approximately $75 million at July 3, 2004. Should the company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

       (i) The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $120.8 million at July 3, 2004. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should disputed positions that are reserved ultimately be sustained, the company would recognize a reduction in its tax provision.

       (j) The company estimates losses on contingencies and litigation and provides a reserve for these losses. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

       (k) One of the company's U.S. subsidiaries and several non-U.S.
           subsidiaries sponsor defined benefit pension plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with the company's actuaries, and are evaluated each year as of the plans' measurement date. Net periodic pension costs for defined benefit plans of the company's continuing operations totaled $3.7 million in the first six months of 2004.
           Should any of these assumptions change, they would have an effect on net periodic pension costs.

<

>

                           THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

       (l) The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company's accrued restructuring costs for abandoned facilities in continuing operations totaled $10.5 million at July 3, 2004. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

       (m) The company estimates the expected proceeds from any businesses held for sale and, when necessary, records losses to reduce the carrying value of these businesses to estimated realizable value.
           Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

Results of Operations

Second Quarter 2004 Compared With Second Quarter 2003
-----------------------------------------------------

Continuing Operations

       Sales in the second quarter of 2004 were $525.3 million, an increase of $58.0 million from the second quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $15.0 million in 2004. Sales increased $30.7 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $12.3 million, or 3%, primarily due to increased demand, as described by segment below.


Operating Income Margin
                                                                                                              Three Months Ended
                                                                                                            ----------------------
                                                                                                            July 3,       June 28,
                                                                                                               2004           2003
----------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                                                  14.4%          14.0%
Measurement and Control                                                                                        8.0%           8.8%

Consolidated                                                                                                  11.2%          10.6%

       Operating income was $59.0 million in the second quarter of 2004, compared with $49.7 million in the second quarter of 2003. Operating income margin increased to 11.2% in 2004 from 10.6% in 2003. Operating income increased primarily due to lower restructuring costs, net, and a lower cost base following restructuring actions in 2003, offset in part by $3.3 million of higher amortization expense of acquisition-related intangible assets. Operating income in 2004 and 2003 was reduced by additional charges associated with restructuring actions initiated in 2003 and 2002 and certain other costs, net. The restructuring and other items totaled $1.2 million and $4.7 million in 2004 and 2003, respectively, and are discussed by segment below.

       Restructuring actions were initiated in 2003 in a number of business units to reduce costs and redundancies in response to a downturn in markets served by the company and in connection with the company's overall reorganization, principally through headcount reductions and consolidation of facilities. The company expects to incur an additional $1.3 million of restructuring costs, primarily in 2004, for charges associated with these actions that cannot be recorded until incurred. The company believes that restructuring actions undertaken in 2003 will be substantially completed in 2004. During 2003 and 2004, the company has added headcount in such areas as key account initiatives, operational excellence, and expansion of operations in China. While the company is adding resources in several parts of its business, it is also responding to changing skill requirements for employees and striving to continue productivity improvements. In connection with these efforts, in the third quarter of 2004, the company is undertaking headcount reductions in several businesses approximating 200 employees at a cost of approximately $5 million.


<

>

                           THERMO ELECTRON CORPORATION

Second Quarter 2004 Compared With Second Quarter 2003 (continued)
-----------------------------------------------------


Life and Laboratory Sciences
                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                              July 3,       June 28,
(Dollars in thousands)                                                                           2004           2003     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $369,823       $314,330      17.7%
Operating Income Margin                                                                         14.4%          14.0%       0.4%

       Sales in the Life and Laboratory Sciences segment increased $55.5 million, or 18%, to $369.8 million in the second quarter of 2004. The favorable effects of currency translation resulted in an increase in revenues of $10.7 million in 2004. Sales increased $37.4 million due to the acquisitions of USCS in April 2004, Jouan in December 2003, and LMSi in October 2003, net of a product line divestiture. In addition to the changes in revenues resulting from currency translation, acquisitions, and divestitures, revenues increased $7.4 million, or 2%, due to higher demand. The increase in demand resulted in higher sales of mass spectrometry instruments and, to a lesser extent, new products in anatomical pathology and laboratory automation. These increases were offset in part by lower sales in Europe where the company has not seen the economic recovery experienced in the U.S. and Asia.

       Operating income margin increased to 14.4% in the second quarter of 2004 from 14.0% in the second quarter of 2003. Operating income margin was affected by restructuring and other income, net, of $0.5 million in 2004 and restructuring and other costs, net, of $3.9 million in 2003, as discussed below.
The increase in operating income margin resulting from lower restructuring and other costs, net, was offset in part by the inclusion of the results of Jouan, USCS, and LMSi, which have historically operated at lower profitability margins compared with the segment's existing businesses. The segment is currently integrating the largest of these, Jouan, with its existing operations and expects to improve its margin, taking advantage of operating synergies in areas such as sales and service and research activities to reduce costs. The segment's amortization of acquisition-related intangible assets increased by $3.3 million over the 2003 quarter, primarily as a result of the three acquisitions.

       In the second quarter of 2004, the segment recorded restructuring and other income, net, of $0.5 million, including a gain of $2.6 million on the sale of a product line. This gain was offset in part by $1.8 million of cash costs, primarily for severance, abandoned facilities, and relocation expenses at businesses that have been consolidated and charges to costs of revenues of $0.3 million, primarily for accelerated depreciation on manufacturing equipment that is being abandoned as a result of site consolidations (Note 11). In 2003, the segment recorded restructuring and other costs, net, of $3.9 million, substantially all of which were cash costs, primarily for abandoned facilities, employee retention, and severance at businesses being consolidated.

Measurement and Control

                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                              July 3,       June 28,
(Dollars in thousands)                                                                           2004           2003     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $155,486       $151,285       2.8%
Operating Income Margin                                                                          8.0%           8.8%      (0.8%)

       Sales in the Measurement and Control segment increased $4.2 million, or 3%, to $155.5 million in the second quarter of 2004. The favorable effects of currency translation resulted in an increase in revenues of $4.3 million in 2004. Sales decreased $5.0 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $4.9 million, or 3%. The increase was primarily the result of a rebound in demand for precision temperature-control products, particularly from the semiconductor industry.

<

>

                           THERMO ELECTRON CORPORATION

Second Quarter 2004 Compared With Second Quarter 2003 (continued)
-----------------------------------------------------

       Operating income margin decreased to 8.0% in the second quarter of 2004 from 8.8% in the second quarter of 2003. Operating income margin was affected by restructuring and other costs, net, of $1.4 million in 2004 and restructuring and other income, net, of $0.2 million in 2003, as discussed below. The decrease in operating income margin resulted primarily from the change in restructuring and other costs, net.

       In the second quarter of 2004, the segment recorded restructuring and other costs, net, of $1.4 million, including cash costs of $1.3 million, principally for abandoned facilities, severance, and relocation expenses at businesses that have been consolidated. In addition, the segment recorded charges to costs of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition (Note 11). In 2003, the segment recorded restructuring and other income, net, of $0.2 million, including a gain of $2.1 million on the sale of a building, offset by $1.9 million of restructuring and other charges. Restructuring and other charges included $1.6 million of cash costs, primarily for severance, employee retention, abandoned facilities, and relocation expenses at businesses being consolidated. In addition, the segment recorded a charge of $0.3 million for the writedown of assets at facilities being consolidated.

Other Income, Net
-----------------

       The company reported other income, net, of $10.7 million and $12.4 million in the second quarter of 2004 and 2003, respectively (Note 4). Other income, net, includes interest income, interest expense, gain on investments, net, and other items, net. Interest income decreased to $1.7 million in 2004 from $7.1 million in 2003, primarily due to lower invested cash balances following the acquisitions made in 2004 and late 2003, as well as the repurchase and redemption of company securities in the second half of 2003. Interest expense decreased to $2.7 million in 2004 from $5.4 million in 2003 as a result of the redemption and repurchase of debentures.

       During both the second quarter of 2004 and 2003, the company had gains on investments, net, of $10.8 million. The gains included $8.0 million in 2004 from the sale of shares of Thoratec Corporation and $10.0 million in 2003 from the sale of shares of FLIR Systems, Inc. Of the total gain from the sale of FLIR shares, $2.7 million represents a recovery of amounts written down in prior years when the company deemed an impairment of its investment in FLIR to be other than temporary.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 27.4% and 12.1% in the second quarter of 2004 and 2003, respectively. The effective tax rate in 2004 reflects a benefit of $0.9 million that arose upon completion of a reorganization of several European subsidiaries and was recorded as a discrete event in 2004. This tax benefit reduced the effective rate in 2004 by 1.3 percentage points. The effective tax rate in 2003 reflects a $9.0 million tax benefit from the reversal of a valuation allowance due to expected utilization of foreign tax credit carryforwards that was recorded as a discrete event in the second quarter of 2003. The reversal of the valuation allowance reduced the effective tax rate by
14.5 percentage points in 2003. In addition, the company reduced its effective tax rate by 1.8 percentage points in 2003 through repatriation of cash from non-U.S. subsidiaries, which resulted in foreign tax credits.

       In the normal course of business, the company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service
(IRS). The IRS has concluded its field examination for the tax years 1997 through 2000 as part of its routine examinations of the company's income tax returns. At the conclusion of the field examination, several issues were unresolved and are currently being reviewed at the Appeals Office of the IRS.
The company expects to resolve the disputed issues and complete the examination in late 2004 or the first half of 2005. Although the outcome of these matters cannot presently be determined, management believes that it may reach favorable settlement of the examination upon completion of the appellate review by the IRS. Unfavorable settlement of any particular issue would require use of cash.
Favorable resolution would result in a reduction to the company's effective tax rate in the quarter of resolution. Any additional impact on the company's liability for income taxes cannot presently be determined; however, the company believes its accrued income tax liabilities are adequate.

<

>

                           THERMO ELECTRON CORPORATION

Second Quarter 2004 Compared With Second Quarter 2003 (continued)
-----------------------------------------------------

Contingent Liabilities
----------------------

       At July 3, 2004, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in the matter described in Note 13 could materially affect the company's financial position as well as its results of operations and cash flows for a particular quarterly or annual period.

Discontinued Operations

       In June 2004, the company announced it had entered into a definitive agreement for the sale of its Optical Technologies segment, Spectra-Physics, to Newport Corporation. On July 16, 2004, the company completed the sale. The company has classified the results of Spectra-Physics as discontinued operations for all periods presented in the accompanying financial statements (Note 12).

       The company's discontinued operations (Spectra-Physics) had revenues of $55.4 million and $49.1 million in the second quarter of 2004 and 2003, respectively. Operating income of the discontinued operations was $3.3 million in the second quarter of 2004. The company's discontinued operations incurred operating losses of $1.5 million in the second quarter of 2003. The improvement in operating results resulted from a rebound in the demand for lasers and photonics from microelectronics customers and other industrial markets served by Spectra-Physics. As a result of the decision to sell Spectra-Physics, a previously unrecognized tax asset arising from the difference between the book and tax basis of Spectra-Physics became realizable and the company recorded a tax benefit in discontinued operations totaling $38.5 million, or $.23 per diluted share, in the second quarter of 2004. The company expects to record an additional gain of approximately $.20 per diluted share in the third quarter of 2004, reflecting the gain on the sale of Spectra-Physics.

First Six Months 2004 Compared With First Six Months 2003
---------------------------------------------------------

Continuing Operations

       Sales in the first six months of 2004 were $1.050 billion, an increase of $128.4 million from the first six months of 2003. The favorable effects of currency translation resulted in an increase in revenues of $46.9 million in 2004. Sales increased $52.8 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $28.7 million, or 3%, primarily due to increased demand, as described by segment below.


Operating Income Margin
                                                                                                               Six Months Ended
                                                                                                            ----------------------
                                                                                                            July 3,       June 28,
                                                                                                               2004           2003
----------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                                                  13.6%          13.6%
Measurement and Control                                                                                        8.4%           8.0%

Consolidated                                                                                                  10.6%          10.0%

       Operating income was $111.8 million in the first six months of 2004, compared with $92.6 million in the first six months of 2003. Operating income margin increased to 10.6% in 2004 from 10.0% in 2003. Operating income increased primarily due to higher revenues in each segment and, to a lesser extent, lower restructuring and other costs, net, in 2004. Operating income in 2004 and 2003 was reduced by additional charges associated with restructuring actions initiated in 2003 and 2002 and certain other costs, net. The restructuring and other items totaled $6.7 million and $11.6 million in 2004 and 2003, respectively, and are discussed by segment below.


<

>


                           THERMO ELECTRON CORPORATION

First Six Months 2004 Compared With First Six Months 2003 (continued)
---------------------------------------------------------


Life and Laboratory Sciences
                                                                                                      Six Months Ended
                                                                                             ----------------------------------
                                                                                              July 3,       June 28,
(Dollars in thousands)                                                                           2004           2003     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $735,289       $614,111      19.7%
Operating Income Margin                                                                         13.6%          13.6%          -

       Sales in the Life and Laboratory Sciences segment increased $121.2 million, or 20%, to $735.3 million in the first six months of 2004. The favorable effects of currency translation resulted in an increase in revenues of $33.6 million in 2004. Sales increased $65.2 million due to the acquisitions of USCS in April 2004, Jouan in December 2003, and LMSi in October 2003, net of product line divestitures. In addition to the changes in revenues resulting from currency translation, acquisitions, and divestitures, revenues increased $22.4 million, or 4%, due to higher demand. The increase in demand resulted in higher sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, new anatomical pathology products. The combination of new products and a rebound in sales to industrial markets along with continued strength in pharmaceutical demand have driven the instrument sales growth, offset in part by lower revenues in Europe where the recovery of demand has lagged the U.S. and Asia.

       Operating income margin was flat at 13.6% in the first six months of 2004 and 2003. Operating income margin was affected by restructuring and other costs, net, of $3.3 million and $6.5 million in 2004 and 2003, respectively, as discussed below. The favorable impact of lower restructuring and other costs, net, and higher revenues was offset by a $4.9 million increase in amortization expense of acquisition-related intangible assets and the inclusion of Jouan, USCS, and LMSi, which have historically operated at lower profitability margins compared with the segment's existing businesses.

       In the first six months of 2004, the segment recorded restructuring and other costs, net, of $3.3 million, including charges to costs of revenues of $2.6 million, primarily for the sale of inventories revalued at the date of acquisition of Jouan, and $2.9 million of cash costs, primarily for severance, abandoned facilities, and relocation expenses at businesses that have been consolidated. In addition, the segment recorded a gain of $2.6 million on the sale of a product line and a loss of $0.4 million from the sale of two abandoned buildings (Note 11). In 2003, the segment recorded restructuring and other costs, net, of $6.5 million, including $6.6 million of cash costs, primarily for severance, employee retention, abandoned facilities, and relocation expenses at businesses being consolidated. In addition, the segment recorded a charge of $0.4 million to writedown the carrying value of a building held for sale to net realizable value, offset by $0.5 million of net gains, primarily for the sale of a product line.

Measurement and Control
                                                                                                      Six Months Ended
                                                                                             ----------------------------------
                                                                                              July 3,       June 28,
(Dollars in thousands)                                                                           2004           2003     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $315,052       $303,781       3.7%
Operating Income Margin                                                                          8.4%           8.0%       0.4%

       Sales in the Measurement and Control segment increased $11.3 million, or 4%, to $315.1 million in the first six months of 2004. The favorable effects of currency translation resulted in an increase in revenues of $13.3 million in 2004. Sales decreased $8.3 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $6.3 million, or 2%. The increase was primarily the result of a rebound in demand for precision temperature-control products, particularly from the semiconductor industry.

<

>

                           THERMO ELECTRON CORPORATION

First Six Months 2004 Compared With First Six Months 2003 (continued)
---------------------------------------------------------

       Operating income margin increased to 8.4% in the first six months of 2004 from 8.0% in the first six months of 2003. Operating income margin was affected by restructuring and other costs, net, of $2.6 million and $3.5 million in 2004 and 2003, respectively, as discussed below. The increase in operating income margin resulted approximately half from the $0.9 million reduction in restructuring and other costs, net, with the balance from higher sales volumes and cost reduction measures following restructuring actions in 2003.

       In the first six months of 2004, the segment recorded restructuring and other costs, net, of $2.6 million, including cash costs of $2.4 million, principally for abandoned facilities, severance, and relocation expenses at businesses that have been consolidated. In addition, the segment recorded charges of $0.1 million, primarily for the writedown of equipment at an abandoned facility, and charges to costs of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition (Note 11). In 2003, the segment recorded restructuring and other costs, net, of $3.5 million, including
$3.6 million of cash costs, principally for severance, employee retention, abandoned facilities, and relocation expenses at businesses being consolidated.
In addition, the segment recorded charges of $2.0 million, primarily for the writedown of goodwill in a business held for sale to reduce the value to estimated disposal value, and for the writedown of assets at facilities being consolidated, offset by a gain of $2.1 million on the sale of a building.

Other Income, Net
-----------------

       The company reported other income, net, of $13.3 million and $18.6 million in the first six months of 2004 and 2003, respectively (Note 4).
Interest income decreased to $3.6 million in 2004 from $14.7 million in 2003, primarily due to lower invested cash balances following the acquisitions in late
2003 and 2004 and the repurchase and redemption of company securities. Interest expense decreased to $5.4 million in 2004 from $12.1 million in 2003 as a result of the repurchase and redemption of debentures.

       During the first six months of 2004 and 2003, the company had gains on investments, net, of $13.5 million and $16.0 million, respectively. The gains included $9.6 million in 2004 from the sale of shares of Thoratec and $13.7 million in 2003 from the sale of shares of FLIR. Of the total gain from the sale of FLIR shares, $3.9 million represents a recovery of amounts written down in prior years when the company deemed an impairment of its investment in FLIR to be other than temporary.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 27.9% and 20.3% in the first six months of 2004 and 2003, respectively. The effective tax rate in 2004 reflects a $0.9 million benefit that arose upon completion of a reorganization of several
European subsidiaries and was recorded as a discrete event in 2004. This tax benefit reduced the effective rate in 2004 by 0.7 percentage points. The effective tax rate in 2003 reflects a $9.0 million tax benefit from the reversal of a valuation allowance due to expected utilization of foreign tax credit carryforwards that was recorded as a discrete event in the second quarter of 2003. The reversal of the valuation allowance reduced the effective rate in 2003 by 8.1 percentage points.

Discontinued Operations

       The company's discontinued operations (Spectra-Physics) had revenues of $112.4 million and $94.7 million in the first six months of 2004 and 2003, respectively. Operating income of the discontinued operations was $8.3 million in the first six months of 2004. The company's discontinued operations incurred operating losses of $5.1 million in the first six months of 2003. The improvement in operating results resulted from a rebound in the demand for lasers and photonics from microelectronics customers and other industrial markets served by Spectra-Physics. As a result of the decision to sell
Spectra-Physics, a previously unrecognized tax asset arising from the difference between the book and tax basis of Spectra-Physics became realizable and the company recorded a tax benefit in discontinued operations totaling $38.5 million, or $.23 per diluted share, in the second quarter of 2004.

<

>


                           THERMO ELECTRON CORPORATION

First Six Months 2004 Compared With First Six Months 2003 (continued)
---------------------------------------------------------

       During the first quarter of 2003, the company recorded an after-tax gain on disposal of discontinued operations of $5.0 million, resulting primarily from the sale of Peter Brotherhood Ltd., and a favorable post-closing adjustment resulting from the 2002 sale of its Trophy Radiologie business.

Liquidity and Capital Resources

First Six Months 2004
---------------------

       Consolidated working capital was $717.2 million at July 3, 2004, compared with $710.5 million at December 31, 2003. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $371.8 million at July 3, 2004, compared with $418.2 million at December 31, 2003.

       Cash provided by operating activities was $105.0 million during the first six months of 2004, including $95.1 million by continuing operations and $9.9 million by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $9.4 million, net of taxes, in the first six months of 2004. Inventories increased $25.7 million, due in part to increased production of mass spectrometry and spectroscopy instruments in response to higher demand for these products. Cash provided by discontinued operations of $9.9 million principally represents the positive cash flow of Spectra-Physics, offset in part by the payment of liabilities for businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $15.3 million for restructuring costs at July 3, 2004. The company expects to pay approximately $4.5 million of this amount for severance primarily through 2005, and $0.3 million for employee retention and other costs primarily through 2004. The balance of $10.5 million will be paid for lease obligations over the remaining terms of the leases, with approximately two-thirds to be paid through 2005 and the remainder through 2016.
In addition, at July 3, 2004, the company had accrued $14.3 million for acquisition expenses. Accrued acquisition expenses included $3.8 million of severance and relocation obligations, which the company expects to pay primarily through 2004. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During the first six months of 2004, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the acquisition of USCS for $75.7 million, net of cash acquired (Note 2) and the purchase of property, plant, and equipment. The company expended $18.7 million for purchases of property, plant, and equipment, net of dispositions. On July 16, 2004, the company sold Spectra-Physics to Newport Corporation for $300 million, including $200 million of cash proceeds.
As a result of Newport assuming non-U.S. debt of Spectra-Physics which had earlier been expected to be retained by the company, approximately $14 million will be paid by the company to Newport as part of the post-closing balance sheet adjustment (Note 12).

       The company's financing activities used $50.5 million of cash during the first six months of 2004. During the first six months of 2004, the company expended $8.1 million to reduce short-term notes payable. The company received net proceeds of $40.9 million from the exercise of employee stock options.
During the first six months of 2004, the company expended $82.0 million to repurchase 3.1 million shares of the company's common stock. As of July 3, 2004, $40.5 million remained under an authorization by the company's Board of Directors to repurchase company securities through February 25, 2005. On July
22, 2004, the Board of Directors authorized an additional $100 million to repurchase company securities through July 22, 2005.

       The company has no material commitments for purchases of property, plant, and equipment and expects that for all of 2004, such expenditures will approximate $55 - $65 million. The company's contractual obligations and other commercial commitments did not change materially between December 31, 2003 and July 3, 2004.

<

>

                           THERMO ELECTRON CORPORATION

First Six Months 2004 (continued)
---------------------

       The company believes that its existing resources, including cash and investments, the cash proceeds from the sale of Spectra-Physics on July 16, 2004, future cash flow from operations, and available borrowings under credit facilities are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Six Months 2003
---------------------

       Cash provided by operating activities was $66.1 million during the first six months of 2003, including $62.0 million by continuing operations and $4.1 million by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $16.5 million, net of taxes, in the first six months of 2003. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $24.0 million, including
$17.0 million of accrued payroll and employee benefits due to the timing of payments, offset in part by an increase in deferred revenue. Cash provided by discontinued operations of $4.1 million principally represents the positive cash flow of Spectra-Physics, offset in part by the payment of liabilities for businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

       During the first six months of 2003, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant, and equipment and an acquisition. The company's continuing operations expended $14.9 million for purchases of property, plant, and equipment, net of dispositions, and $3.1 million for product line acquisitions. In April and June 2003, the company received aggregate cash payments of $75.6 million, including $69.1 million of principal payments, plus interest, from Trimble Navigation Limited as complete and early payment of Trimble's note to the company.

       The company's financing activities used $509.4 million of cash during the first six months of 2003, including $504.7 million for continuing operations.
During the first six months of 2003, the company's continuing operations expended $380.9 million to reduce short-term notes payable. The company's continuing operations received net proceeds of $22.3 million from the exercise of employee stock options. During the first six months of 2003, the company expended $146.2 million to reduce its debt and repurchase its equity securities, of which $43.9 million was used to repurchase 2.4 million shares of the company's common stock.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The company's exposure to market risk from changes in interest rates, currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2003.

Item 4 - Controls and Procedures
--------------------------------

       The company's management, with the participation of the company's chief executive officer and chief financial officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) as of July 3, 2004. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that, as of July 3, 2004, the company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

       There have been no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended July 3, 2004 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

       Our Measurement and Control segment sells products and services to a number of companies that operate in cyclical industries; downturns in those industries would adversely affect our results of operations. The growth and profitability of some of our businesses in the Measurement and Control segment depend in part on sales to industries that are subject to cyclical downturns.
For example, certain businesses in this segment depend in part on sales to the steel, cement, and semiconductor industries. Slowdowns in these industries would adversely affect sales by these businesses, which in turn would adversely affect our revenues and results of operations.

       Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business in 2004 and beyond, resulting in:

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

       Demand for most of our products depends on capital spending policies of our customers and on government funding policies. Our customers include pharmaceutical and chemical companies, laboratories, universities, healthcare providers, government agencies, manufacturers of semiconductors and products incorporating semiconductors, and public and private research institutions. Many factors, including public policy spending priorities, available resources, and product and economic cycles, have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products.

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

       Our new branding strategy could be unsuccessful. We historically operated our business largely as autonomous, unaffiliated companies, and as a result, each of our businesses independently created and developed its own brand names.
Our new marketing and branding strategy transitions multiple, unrelated brands to one brand, Thermo Electron. Several of our former brands such as Finnigan and Nicolet commanded strong market recognition and customer loyalty. We believe the transition to the one new brand enhances and strengthens our collective brand image and brand awareness across the entire company. Our success in promoting our brand depends on many factors, including effective communication of the transition to our customers, acceptance and recognition by customers of this new brand, and successful execution of the branding campaign by our marketing and sales teams. If we are not successful with this strategy, we may experience erosion in our product recognition, brand image and customer loyalty, and a decrease in demand for our products.

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

       - expanding our services offerings;

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

       As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2003, our international revenues from continuing operations, including export revenues from the United States, accounted for approximately
69% of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S.
dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first six months of 2004, currency translation had a favorable effect on revenues of our continuing operations of $46.9 million due to weakening of the U.S. dollar relative to other currencies in which the company sells products and services. A strengthening of the U.S. dollar would unfavorably affect revenues.

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

       Moreover, we previously acquired several companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.5 billion as of July 3, 2004. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset.
Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.


<

>


                           THERMO ELECTRON CORPORATION

PART II - OTHER INFORMATION

Item 2 - Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

       A summary of the share repurchase activity for the company's second quarter of 2004 follows:


                                                                                                  Total Number           Maximum
                                                                                                     of Shares      Dollar Amount
                                                                                                     Purchased     of Shares That
                                                                                                    as Part of         May Yet Be
                                                                  Total                               Publicly          Purchased
                                                                 Number                              Announced          Under the
                                                              of Shares      Average Price            Plans or           Plans or
Period                                                        Purchased     Paid per Share        Programs (1)    Programs (1)(2)
---------------------------------------------------------------------------------------------------------------------------------

April 4 - May 1                                                       -             $    -                   -       $100,000,000
May 2 - May 29                                                        -                  -                   -        100,000,000
May 30 - July 3                                               2,002,100              29.72           2,002,100         40,501,200
                                                              ---------                              ---------

 Total Second Quarter                                         2,002,100             $29.72           2,002,100       $ 40,501,200
                                                              =========             ======           =========       ============

(1) On February 26, 2004, the company announced a repurchase program authorizing the purchase of up to $100 million of the company's equity and debt securities in the open market or in negotiated transactions, which expires on February 25, 2005. All shares of the company's common stock repurchased by it during the second quarter of 2004 were purchased under this program.
(2) As of July 22, 2004, the company had used substantially all of the remaining $40.5 million under the program to repurchase shares of the company's common stock. On July 22, 2004, the company announced a new authorization for the purchase of up to $100 million of the company's equity and debt securities in the open market or in negotiated transactions, which expires on July 22, 2005.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       At the company's Annual Meeting of Stockholders held on May 18, 2004, the stockholders elected a class of three incumbent directors, Marijn E. Dekkers, Robert A. McCabe, and Robert W. O'Leary, to a three-year term expiring at the 2007 Annual Meeting of Stockholders. In addition, the stockholders ratified the selection by the Audit Committee of the company's Board of Directors of PricewaterhouseCoopers LLP as the company's independent auditors for the fiscal year ending December 31, 2004. The stockholders also voted against a stockholder proposal regarding performance and time-based restricted stock, as described in the company's definitive proxy statement for the company's 2004 Annual Meeting of Stockholders. The results of the votes for each of these proposals were as follows:


       Proposal 1 - Election of three directors constituting the class of directors to be elected for a three-year term expiring in 2007:


       Nominee                   For                Withheld
       -------------------------------------------------------

       Marijn E. Dekkers         145,203,126        3,417,464
       Robert A. McCabe          145,214,782        3,405,808
       Robert W. O'Leary         145,213,738        3,406,852

       No abstentions or broker non-votes were recorded on the proposal.

<

>
                           THERMO ELECTRON CORPORATION

Item 4 - Submission of Matters to a Vote of Security Holders (continued)
------------------------------------------------------------

       Proposal 2 - Ratification of selection by the Audit Committee of the company's Board of Directors of PricewaterhouseCoopers LLP as the company's independent auditors for the fiscal year ending December 31, 2004:

       For              Against            Abstained
       ---------------------------------------------

       145,443,136      2,303,252          874,202

       No broker non-votes were recorded on the proposal.

       Proposal 3 - Stockholder proposal regarding performance and time-based restricted stock:

       For              Against            Abstained
       ---------------------------------------------

       6,437,846        124,860,998        1,932,810

       15,388,936 broker non-votes were recorded on the proposal.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

(b)    Report on Form 8-K

       On April 28, 2004, the company furnished a Current Report on Form 8-K with respect to the company's financial results for the quarter ended April 3, 2004.

       On June 2, 2004, the company furnished a Current Report on Form 8-K with respect to the company's sale of its Spectra-Physics business.

<

>

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 2004.

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

<

>
                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number         Description
--------------------------------------------------------------------------------

  10.1         Restricted Stock Agreement dated June 2, 2004, by and between
               Thermo Electron Corporation and Mr. Seth Hoogasian.

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