Form 10-Q
period 2004-10-02
THERMO ELECTRON CORP
filed 2004-11-08
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                      Outstanding at October 29, 2004
     -----------------------------          -------------------------------
     Common Stock, $1.00 par value                    159,950,300

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets



                                                                                                     October 2,     December 31,
(In thousands)                                                                                             2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  335,664       $  303,912
 Short-term available-for-sale investments, at quoted market value
    (amortized cost of $71,464 and $65,273)                                                              90,233          114,326
 Accounts receivable, less allowances of $23,600 and $24,212                                            429,388          419,625
 Inventories:
    Raw materials and supplies                                                                          119,104          118,660
    Work in process                                                                                      46,506           42,069
    Finished goods                                                                                      165,534          141,432
 Deferred tax assets                                                                                    111,881          113,006
 Other current assets                                                                                    61,630           46,995
 Current assets of discontinued operations (Note 12)                                                      5,852           95,231
                                                                                                     ----------       ----------

                                                                                                      1,365,792        1,395,256
                                                                                                     ----------       ----------

Property, Plant, and Equipment, at Cost                                                                 485,369          471,500
 Less: Accumulated depreciation and amortization                                                        238,856          219,248
                                                                                                     ----------       ----------

                                                                                                        246,513          252,252
                                                                                                     ----------       ----------

Acquisition-related Intangible Assets (Note 2)                                                          160,336           65,542
                                                                                                     ----------       ----------

Other Assets (Notes 9 and 12)                                                                           100,922           47,408
                                                                                                     ----------       ----------

Goodwill (Note 2)                                                                                     1,493,942        1,441,172
                                                                                                     ----------       ----------

Long-term Assets of Discontinued Operations (Note 12)                                                         -          187,339
                                                                                                     ----------       ----------

                                                                                                     $3,367,505       $3,388,969
                                                                                                     ==========       ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                      Liabilities and Shareholders' Equity

                                                                                                     October 2,     December 31,
(In thousands except share amounts)                                                                        2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations                              $   15,378       $   45,981
 Accounts payable                                                                                       121,240          102,617
 Accrued payroll and employee benefits                                                                   76,627           89,452
 Accrued income taxes                                                                                    80,303           98,167
 Deferred revenue                                                                                        73,471           59,055
 Accrued restructuring costs (Note 11)                                                                   15,054           22,453
 Other accrued expenses (Notes 2 and 10)                                                                177,108          171,249
 Current liabilities of discontinued operations (Note 12)                                                72,652           95,819
                                                                                                     ----------       ----------

                                                                                                        631,833          684,793
                                                                                                     ----------       ----------

Deferred Income Taxes (Note 2)                                                                              405           11,700
                                                                                                     ----------       ----------

Other Long-term Liabilities                                                                              77,481           73,395
                                                                                                     ----------       ----------

Long-term Liabilities of Discontinued Operations (Note 12)                                                    -            6,766
                                                                                                     ----------       ----------

Long-term Obligations:
 Senior notes (Note 9)                                                                                  137,859          137,874
 Subordinated convertible obligations                                                                    77,234           77,234
 Other                                                                                                   13,345           14,401
                                                                                                     ----------       ----------

                                                                                                        228,438          229,509
                                                                                                     ----------       ----------

Shareholders' Equity:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 178,895,934 and
    175,479,994 shares issued                                                                           178,896          175,480
 Capital in excess of par value                                                                       1,353,306        1,298,881
 Retained earnings                                                                                    1,260,158        1,019,420
 Treasury stock at cost, 19,131,750 and 10,416,770 shares                                              (431,639)        (192,469)
 Deferred compensation                                                                                   (3,065)          (2,834)
 Accumulated other comprehensive items (Note 6)                                                          71,692           84,328
                                                                                                     ----------       ----------

                                                                                                      2,429,348        2,382,806
                                                                                                     ----------       ----------

                                                                                                     $3,367,505       $3,388,969
                                                                                                     ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                  -----------------------------
                                                                                                  October 2,      September 27,
(In thousands except per share amounts)                                                                 2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $542,315           $448,567
                                                                                                    --------           --------

Costs and Operating Expenses:
 Cost of revenues (Note 11)                                                                          291,360            239,824
 Selling, general, and administrative expenses                                                       153,425            122,634
 Research and development expenses                                                                    32,874             30,444
 Restructuring and other costs, net (Note 11)                                                          5,035             13,819
                                                                                                    --------           --------

                                                                                                     482,694            406,721
                                                                                                    --------           --------

Operating Income                                                                                      59,621             41,846
Other Income, Net (Note 4)                                                                             2,471             10,536
                                                                                                    --------           --------

Income from Continuing Operations Before Provision for Income Taxes                                   62,092             52,382
Provision for Income Taxes                                                                           (19,451)           (13,387)
                                                                                                    --------           --------

Income from Continuing Operations                                                                     42,641             38,995
Income (Loss) from Discontinued Operations (includes income tax benefit
 of $541 in 2004; Note 12)                                                                              (940)                 2
Gain on Disposal of Discontinued Operations (includes income tax benefit
 of $4,322 and $2,600; Note 12)                                                                       64,835              9,518
                                                                                                    --------           --------

Net Income                                                                                          $106,536           $ 48,515
                                                                                                    ========           ========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                                              $    .26           $    .24
                                                                                                    ========           ========

 Diluted                                                                                            $    .26           $    .24
                                                                                                    ========           ========

Earnings per Share (Note 5):
 Basic                                                                                              $    .66           $    .30
                                                                                                    ========           ========

 Diluted                                                                                            $    .65           $    .29
                                                                                                    ========           ========

Weighted Average Shares (Note 5):
 Basic                                                                                               161,514            162,531
                                                                                                    ========           ========

 Diluted                                                                                             165,570            169,155
                                                                                                    ========           ========


The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                  -----------------------------
                                                                                                  October 2,      September 27,
(In thousands except per share amounts)                                                                 2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $1,592,656         $1,370,463
                                                                                                  ----------         ----------

Costs and Operating Expenses:
 Cost of revenues (Note 11)                                                                          861,956            734,032
 Selling, general, and administrative expenses                                                       450,492            380,718
 Research and development expenses                                                                    99,735             95,763
 Restructuring and other costs, net (Note 11)                                                          9,008             25,457
                                                                                                  ----------         ----------

                                                                                                   1,421,191          1,235,970
                                                                                                  ----------         ----------

Operating Income                                                                                     171,465            134,493
Other Income, Net (Note 4)                                                                            15,740             29,156
                                                                                                  ----------         ----------

Income from Continuing Operations Before Provision for Income Taxes                                  187,205            163,649
Provision for Income Taxes                                                                           (54,320)           (35,925)
                                                                                                  ----------         ----------

Income from Continuing Operations                                                                    132,885            127,724
Income (Loss) from Discontinued Operations (includes income tax benefit
 of $36,321 and $1,394; Note 12)                                                                      43,018             (4,197)
Gain on Disposal of Discontinued Operations (includes income tax benefit
 of $4,322 in 2004; net of income tax provision of $964 in 2003; Note 12)                             64,835             14,554
                                                                                                  ----------         ----------

Net Income                                                                                        $  240,738         $  138,081
                                                                                                  ==========         ==========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                                            $      .81         $      .79
                                                                                                  ==========         ==========

 Diluted                                                                                          $      .79         $      .77
                                                                                                  ==========         ==========

Earnings per Share (Note 5):
 Basic                                                                                            $     1.47         $      .85
                                                                                                  ==========         ==========

 Diluted                                                                                          $     1.43         $      .83
                                                                                                  ==========         ==========

Weighted Average Shares (Note 5):
 Basic                                                                                               164,097            162,474
                                                                                                  ==========         ==========

 Diluted                                                                                             168,696            171,703
                                                                                                  ==========         ==========




The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                   ----------------------------
                                                                                                  October 2,      September 27,
(In thousands)                                                                                          2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                        $ 240,738          $ 138,081
 (Income) loss from discontinued operations                                                          (43,018)             4,197
 Gain on disposal of discontinued operations                                                         (64,835)           (14,554)
                                                                                                   ---------          ---------

 Income from continuing operations                                                                   132,885            127,724

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                                   47,393             34,733
      Noncash restructuring and other costs, net (Note 11)                                               700              4,859
      Provision for losses on accounts receivable                                                      2,518              4,392
      Change in deferred income taxes                                                                  6,753              2,366
      Gain on sale of businesses                                                                           -               (189)
      Equity in earnings of unconsolidated subsidiaries                                                 (924)              (416)
      Gain on investments, net (Note 4)                                                              (15,353)           (28,603)
      Other                                                                                            5,188              5,224
      Changes in current accounts, excluding the effects of acquisitions and dispositions:
          Accounts receivable                                                                         (4,698)             9,065
          Inventories                                                                                (32,285)             7,270
          Other current assets                                                                       (13,726)            (8,914)
          Accounts payable                                                                             9,110            (20,759)
          Other current liabilities                                                                   23,267            (35,787)
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                               160,828            100,965
            Net cash provided by discontinued operations                                              14,811              1,845
                                                                                                   ---------          ---------

            Net cash provided by operating activities                                                175,639            102,810
                                                                                                   ---------          ---------

Investing Activities:
 Proceeds from maturities of available-for-sale investments                                           18,567            308,568
 Proceeds from sale of available-for-sale investments                                                 25,473            102,162
 Purchases of available-for-sale investments                                                         (11,195)              (179)
 Acquisitions, net of cash acquired (Note 2)                                                        (144,086)            (3,120)
 Purchases of property, plant, and equipment                                                         (32,648)           (28,711)
 Proceeds from sale of property, plant, and equipment                                                  4,037              6,033
 Proceeds from sale of other investments                                                                 179              1,396
 Collection of note receivable                                                                             -             69,136
 Increase in other assets                                                                               (842)            (5,080)
 Other                                                                                                  (438)              (410)
                                                                                                   ---------          ---------

            Net cash provided by (used in) continuing operations                                    (140,953)           449,795
            Net cash provided by discontinued operations                                             196,956              3,245
                                                                                                   ---------          ---------

            Net cash provided by investing activities                                                 56,003            453,040
                                                                                                   ---------          ---------


<

>

                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                  -----------------------------
                                                                                                  October 2,      September 27,
(In thousands)                                                                                          2004               2003
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Repayment and redemption of long-term obligations                                                 $  (2,318)         $(269,812)
 Purchases of company common stock and subordinated convertible debentures                          (231,530)           (84,135)
 Net proceeds from issuance of company common stock                                                   47,155             35,456
 Decrease in short-term notes payable                                                                (12,897)          (373,850)
 Other                                                                                                    18                (38)
                                                                                                   ---------          ---------

            Net cash used in continuing operations                                                  (199,572)          (692,379)
            Net cash provided by (used in) discontinued operations                                       445             (5,422)
                                                                                                   ---------          ---------

            Net cash used in financing activities                                                   (199,127)          (697,801)
                                                                                                   ---------          ---------

Exchange Rate Effect on Cash of Continuing Operations                                                     83             11,918
Exchange Rate Effect on Cash of Discontinued Operations                                                 (846)            (1,488)
                                                                                                   ---------          ---------

Increase (Decrease) in Cash and Cash Equivalents                                                      31,752           (131,521)
Cash and Cash Equivalents at Beginning of Period                                                     303,912            339,067
                                                                                                   ---------          ---------

Cash and Cash Equivalents at End of Period                                                         $ 335,664          $ 207,546
                                                                                                   =========          =========

Noncash Investing Activities:
 Fair value of assets of acquired businesses                                                       $ 201,799          $   4,845
 Cash paid for acquired businesses                                                                  (148,866)            (3,269)
                                                                                                   ---------          ---------

    Liabilities assumed of acquired businesses                                                     $  52,933          $   1,576
                                                                                                   =========          =========



The accompanying notes are an integral part of these consolidated financial statements.

<

>


                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     General

       The interim consolidated financial statements presented herein have been prepared by Thermo Electron Corporation (the company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 2004, and the results of operations and cash flows for the three- and nine-month periods ended October 2, 2004, and September 27, 2003. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

       In July 2004, the company sold its Optical Technologies segment, Spectra-Physics, to Newport Corporation. The company has classified the operating results and cash flows of Spectra-Physics as discontinued operations for all periods presented in the accompanying financial statements. In addition, the assets and liabilities of Spectra-Physics have been classified as discontinued operations in the accompanying 2003 consolidated balance sheet
(Note 12).

2.     Acquisitions

       On September 13, 2004, the Life and Laboratory Sciences segment broadened its informatics offerings by acquiring InnaPhase Corporation, a supplier of laboratory information management systems for the pharmaceutical and biotechnology markets, for $66.4 million in cash, including debt repayment (or
$64.6 million, net of cash acquired). The purchase price is subject to a post-closing adjustment. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $40.2 million has been allocated to goodwill, none of which is deductible for tax purposes. InnaPhase had revenues of $17.7 million in 2004, prior to it being acquired.

       On April 20, 2004, the Life and Laboratory Sciences segment expanded its service capabilities by acquiring US Counseling Services, Inc. (USCS), a supplier of equipment asset management services to the pharmaceutical, healthcare, and related industries, for $78.8 million in cash, including transaction costs (or $75.8 million, net of cash acquired). The purchase price is subject to a post-closing adjustment. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $67.1 million was allocated to goodwill, all of which is deductible for tax purposes. USCS reported revenues of $57 million in 2003.

       In addition, in September 2004 the Measurement and Control segment acquired a manufacturer and distributor of air quality instruments in China for $3.7 million in cash.

       The company's acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies of combining the businesses. These synergies include use of the company's existing infrastructure such as sales force, distribution channels and customer relations to expand sales of the acquired businesses' products; use of the infrastructure of the acquired businesses to cost effectively expand sales of company products; and elimination of duplicative facilities, functions, and staffing. Results of acquired businesses have been included with the company's results from the dates of acquisition. Pro forma results are not presented as the acquisitions did not materially affect the company's results of operations individually or in the aggregate.




<

>


                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       The components of the purchase price allocation for 2004 acquisitions are as follows:


(In thousands)                                                     InnaPhase             USCS             Other            Total
--------------------------------------------------------------------------------------------------------------------------------

Purchase Price:
 Cash paid (a)                                                      $ 66,376         $ 78,805          $  3,685         $148,866
 Cash acquired                                                        (1,777)          (3,003)                -           (4,780)
                                                                    --------         --------          --------         --------

                                                                    $ 64,599         $ 75,802          $  3,685         $144,086
                                                                    ========         ========          ========         ========

Allocation:
 Current assets                                                     $  4,595         $  5,067          $     75         $  9,737
 Property, plant, and equipment                                          761              353                 -            1,114
 Acquired intangible assets                                           36,089           34,700             3,610           74,399
 Goodwill                                                             40,168           67,133                 -          107,301
 Other assets                                                          4,465                3                 -            4,468
 Liabilities assumed                                                 (21,479)         (31,454)                -          (52,933)
                                                                    --------         --------          --------         --------

                                                                    $ 64,599         $ 75,802          $  3,685         $144,086
                                                                    ========         ========          ========         ========

(a) Includes acquisition expenses.

       Acquired intangible assets for the 2004 acquisitions are as follows:

(In thousands)                                                     InnaPhase             USCS             Other            Total
--------------------------------------------------------------------------------------------------------------------------------

Customer Relationships                                              $ 22,676         $ 34,700          $  1,805         $ 59,181
Product Technology                                                    13,413                -             1,805           15,218
                                                                    --------         --------          --------         --------

                                                                    $ 36,089         $ 34,700          $  3,610         $ 74,399
                                                                    ========         ========          ========         ========

       The amortization period for the customer relationships acquired in 2004 is 5-6 years. The amortization period for the product technology acquired in 2004 is 5-7 years. The weighted-average amortization period for all intangible assets acquired in the 2004 acquisitions is approximately 6 years. Annual amortization expense has increased by $13.4 million as a result of the 2004 acquisitions. The company recorded deferred tax liabilities of $22.5 million related to any nondeductible acquired intangible assets, with a corresponding increase in goodwill. The deferred tax liabilities are included in liabilities assumed in the above table detailing the purchase price components.

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
                                                                                                                         -------

                                                                                                                         $34,874
                                                                                                                         =======

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

       The company did not establish material reserves for restructuring businesses acquired in 2004.

       The changes in accrued acquisition expenses for acquisitions completed during 2003 are as follows:


                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                        $ 4,998          $ 3,925          $   106           $ 9,029
 Reserves established                                                 1,113                -              299             1,412
 Payments                                                            (1,573)            (336)            (382)           (2,291)
 Decrease recorded as a reduction in goodwill                             -           (2,231)               -            (2,231)
 Currency translation                                                   147              (30)               3               120
                                                                    -------          -------          -------           -------

Balance at October 2, 2004                                          $ 4,685          $ 1,328          $    26           $ 6,039
                                                                    =======          =======          =======           =======

       The 2003 acquisitions primarily consisted of Jouan. The principal accrued acquisition expenses for 2003 acquisitions were for severance for approximately
160 employees at Jouan across all functions and the downsizing of a Jouan manufacturing facility in Denmark, with a lease expiring in 2007, to a smaller site. The company expects to pay amounts accrued for severance and other expenses primarily through 2005 and amounts accrued for abandonment of excess facilities through 2007. Changes to the plan for restructuring Jouan's operations arising in the first year following the acquisition have been reflected through adjustments to goodwill.




<

>

                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       The changes in accrued acquisition expenses for acquisitions completed prior to 2003 are as follows:


                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                                    Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                                         $ 6,640          $   147           $ 6,787
 Payments                                                                               (129)            (118)             (247)
 Decrease recorded as a reduction in goodwill                                         (2,315)               -            (2,315)
 Currency translation                                                                    144               (1)              143
                                                                                     -------          -------           -------

Balance at October 2, 2004                                                           $ 4,340          $    28           $ 4,368
                                                                                     =======          =======           =======

       The remaining accrued acquisition expenses for pre-2003 acquisitions primarily represent lease obligations for four abandoned operating facilities in England with leases expiring through 2014. Following a favorable resolution of certain lease obligations that were assumed by subtenants, the company reversed
$2.3 million of accrued acquisition expenses in the third quarter of 2004 with a corresponding decrease in goodwill.

       The company recorded a reduction in goodwill of $28.4 million in the third quarter of 2004, as a result of the use of tax attributes of acquired businesses, including net operating losses.

3.     Business Segment Information

       Following the decision to sell Spectra-Physics, previously reported as the Optical Technologies segment, the company's continuing operations fall into two principal business segments: Life and Laboratory Sciences and Measurement and Control. All periods presented have been reclassified to reflect
Spectra-Physics as a discontinued operation.

       As part of the divestiture of Spectra-Physics (Note 12), the company retained a manufacturing unit in New York with approximately $5 million in annual revenues. This business was transferred to the Life and Laboratory
Sciences segment and prior period results have been reclassified to reflect this change.



<

>


                           THERMO ELECTRON CORPORATION

3.     Business Segment Information (continued)


                                                                    Three Months Ended                    Nine Months Ended
                                                               -----------------------------        -----------------------------
                                                               October 2,      September 27,        October 2,      September 27,
(In thousands)                                                       2004               2003              2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Life and Laboratory Sciences                               $  383,163         $  301,755        $1,118,451         $  915,866
    Measurement and Control                                       159,152            145,562           474,205            449,343
    Other                                                               -              1,250                 -              5,254
                                                               ----------         ----------        ----------         ----------

                                                               $  542,315         $  448,567        $1,592,656         $1,370,463
                                                               ==========         ==========        ==========         ==========

Income from Continuing Operations Before Provision
 for Income Taxes:
    Life and Laboratory Sciences (a)                           $   54,508         $   43,845        $  154,636         $  127,471
    Measurement and Control (b)                                    14,533             10,882            41,131             35,076
    Other (c)                                                         (58)            (5,670)             (160)            (5,997)
                                                               ----------         ----------        ----------         ----------

      Total Operating Income - Segments                            68,983             49,057           195,607            156,550
    Corporate/Other (d)                                            (6,891)             3,325            (8,402)             7,099
                                                               ----------         ----------        ----------         ----------

                                                               $   62,092         $   52,382        $  187,205         $  163,649
                                                               ==========         ==========        ==========         ==========

Depreciation:
    Life and Laboratory Sciences                               $    7,188         $    5,922        $   22,169         $   17,588
    Measurement and Control                                         2,195              2,382             7,273              7,680
    Other                                                               -                125                 -                382
    Corporate                                                         821                842             2,422              2,376
                                                               ----------         ----------        ----------         ----------

                                                               $   10,204         $    9,271        $   31,864         $   28,026
                                                               ==========         ==========        ==========         ==========

Amortization:
    Life and Laboratory Sciences                               $    5,184         $    1,663        $   13,289         $    4,908
    Measurement and Control                                           895                600             2,238              1,799
    Corporate                                                           -                  -                 2                  -
                                                               ----------         ----------        ----------         ----------

                                                               $    6,079         $    2,263        $   15,529         $    6,707
                                                               ==========         ==========        ==========         ==========

(a) Includes restructuring and other costs, net, of $2.4 million, $4.9 million, $5.7 million, and $11.4 million in the third quarter of 2004 and 2003 and the first nine months of 2004 and 2003, respectively.
(b) Includes restructuring and other costs, net, of $2.2 million, $2.7 million, $4.8 million, and $6.1 million in the third quarter of 2004 and 2003 and the first nine months of 2004 and 2003, respectively.
(c) Includes restructuring and other costs, net, of $0.1 million, $5.3 million, $0.2 million, and $5.6 million in the third quarter of 2004 and 2003 and the first nine months of 2004 and 2003, respectively.
(d) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $0.7 million, $1.0 million, $1.5 million, and $2.4 million in the third quarter of 2004 and 2003 and the first nine months of 2004 and 2003, respectively. Other income, net, includes gains on the sale of shares of Thoratec of $10.3 million in the third quarter and first nine months of 2003 and $9.6 million in the first nine months of 2004, and gains on the sale of shares of FLIR Systems, Inc. of $13.7 million in the first nine months of 2003 (Note 4).

<

>

                           THERMO ELECTRON CORPORATION

4.     Other Income, Net

       The components of other income, net, in the accompanying statement of income are as follows:

                                                                 Three Months Ended                      Nine Months Ended
                                                            -----------------------------          -----------------------------
                                                            October 2,      September 27,          October 2,      September 27,
(In thousands)                                                    2004               2003                2004               2003
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                               $  2,459           $  2,910            $  6,045           $ 17,656
Interest Expense (Note 9)                                       (2,677)            (3,458)             (8,100)           (15,544)
Gain on Investments, Net                                         1,875             12,614              15,353             28,603
Other Items, Net                                                   814             (1,530)              2,442             (1,559)
                                                              --------           --------            --------           --------

                                                              $  2,471           $ 10,536            $ 15,740           $ 29,156
                                                              ========           ========            ========           ========

       The company sold 1,250,000 shares of Thoratec Corporation common stock during the first nine months of 2004 and realized a gain of $9.6 million. The company sold 1,000,000 shares of Thoratec common stock during the third quarter of 2003 and realized a gain of $10.3 million. In addition, the company sold
334,175 shares of FLIR Systems, Inc. common stock during the first nine months of 2003 and realized a gain of $13.7 million. This gain included $3.9 million from the recovery of amounts written down in prior years. The company obtained common shares of Thoratec as part of the sale of Thermo Cardiosystems Inc. in 2001 and obtained an equity interest in FLIR as part of the acquisition of Spectra-Physics AB in 1999. At October 2, 2004, the company owned 4.4 million shares of Thoratec with a fair market value of $42.3 million, which are classified as short-term available-for-sale investments in the accompanying balance sheet. The company no longer owned shares of FLIR as of December 31, 2003.




<

>


                           THERMO ELECTRON CORPORATION

5.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                 Three Months Ended                      Nine Months Ended
                                                            -----------------------------          -----------------------------
                                                            October 2,      September 27,          October 2,      September 27,
(In thousands except per share amounts)                           2004               2003                2004               2003
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                             $ 42,641           $ 38,995            $132,885           $127,724
Income (Loss) from Discontinued Operations                        (940)                 2              43,018             (4,197)
Gain on Disposal of Discontinued Operations, Net                64,835              9,518              64,835             14,554
                                                              --------           --------            --------           --------

Net Income for Basic Earnings per Share                        106,536             48,515             240,738            138,081
Effect of Convertible Debentures                                   398                871               1,209              4,417
                                                              --------           --------            --------           --------

Income Available to Common Shareholders, as Adjusted
 for Diluted Earnings per Share                               $106,934           $ 49,386            $241,947           $142,498
                                                              --------           --------            --------           --------

Basic Weighted Average Shares                                  161,514            162,531             164,097            162,474
Effect of:
 Stock options                                                   2,113              2,455               2,656              1,995
 Convertible debentures                                          1,846              3,969               1,846              7,034
 Contingently issuable shares                                       97                200                  97                200
                                                              --------           --------            --------           --------

Diluted Weighted Average Shares                                165,570            169,155             168,696            171,703
                                                              --------           --------            --------           --------

Basic Earnings per Share:
 Continuing operations                                        $    .26           $    .24            $    .81           $    .79
 Discontinued operations                                           .40                .06                 .66                .06
                                                              --------           --------            --------           --------

                                                              $    .66           $    .30            $   1.47           $    .85
                                                              ========           ========            ========           ========

Diluted Earnings per Share:
 Continuing operations                                        $    .26           $    .24            $    .79           $    .77
 Discontinued operations                                           .39                .06                 .64                .06
                                                              --------           --------            --------           --------

                                                              $    .65           $    .29            $   1.43           $    .83
                                                              ========           ========            ========           ========

       Options to purchase 1,676,000, 4,753,000, 1,343,000, and 8,124,000 shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2004 and 2003 and the first nine months of 2004 and 2003, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       In 2004, there were no convertible debentures outstanding that if converted would be antidilutive. In 2003, the computations of diluted earnings per share exclude the effect of assuming the conversion of the company's 4 3/8% subordinated convertible debentures because the effect would be antidilutive.

<

>

                           THERMO ELECTRON CORPORATION

6.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items.
Other comprehensive items represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments, and minimum pension liability adjustment. During the third quarter of 2004 and 2003, the company had comprehensive income of $107.3 million and $51.2 million, respectively. During the first nine months of 2004 and 2003, the company had comprehensive income of $236.3 million and $239.7 million, respectively.

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

                                                                       Three Months Ended                  Nine Months Ended
                                                                   ---------------------------        ---------------------------
                                                                   October 2,    September 27,        October 2,    September 27,
(In thousands except per share amounts)                                  2004             2003              2004             2003
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations:
 As reported                                                         $ 42,641         $ 38,995          $132,885         $127,724
 Add: Stock-based employee compensation expense included
    in reported results, net of tax                                       335              378               894            1,331
 Deduct: Total stock-based employee compensation expense
    determined under the fair-value-based method for all
    awards, net of tax                                                 (3,409)          (4,431)          (10,344)         (14,854)
                                                                     --------         --------          --------         --------

 Pro forma                                                           $ 39,567         $ 34,942          $123,435         $114,201
                                                                     ========         ========          ========         ========

Basic Earnings per Share from Continuing Operations:
    As reported                                                      $    .26         $    .24          $    .81         $    .79
    Pro forma                                                        $    .24         $    .21          $    .75         $    .70

Diluted Earnings per Share from Continuing Operations:
    As reported                                                      $    .26         $    .24          $    .79         $    .77
    Pro forma                                                        $    .24         $    .21          $    .74         $    .69


<

>


                           THERMO ELECTRON CORPORATION

7.     Stock-based Compensation Plans and Pro Forma Stock-based Compensation Expense (continued)

                                                                       Three Months Ended                  Nine Months Ended
                                                                   ---------------------------       ----------------------------
                                                                   October 2,    September 27,       October 2,     September 27,
(In thousands except per share amounts)                                  2004             2003             2004              2003
---------------------------------------------------------------------------------------------------------------------------------

Net Income:
 As reported                                                         $106,536         $ 48,515         $240,738          $138,081
 Add: Stock-based employee compensation expense included in
    reported net income, net of tax                                       335              378              894             1,331
 Deduct: Total stock-based employee compensation expense
    determined under the fair-value-based method for all
    awards, net of tax                                                 (3,409)          (5,224)         (11,344)          (17,270)
                                                                     --------         --------         --------          --------

 Pro forma                                                           $103,462         $ 43,669         $230,288          $122,142
                                                                     ========         ========         ========          ========

Basic Earnings per Share:
 As reported                                                         $    .66         $    .30         $   1.47          $    .85
 Pro forma                                                           $    .64         $    .27         $   1.40          $    .75

Diluted Earnings per Share:
 As reported                                                         $    .65         $    .29         $   1.43          $    .83
 Pro forma                                                           $    .63         $    .26         $   1.37          $    .74

8.     Defined Benefit Pension Plans

       Several of the company's non-U.S. subsidiaries and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. Net periodic benefit costs for the plans in aggregate included the following components:

                                                                      Three Months Ended                  Nine Months Ended
                                                                  ---------------------------        ---------------------------
                                                                  October 2,    September 27,        October 2,    September 27,
(In thousands)                                                          2004             2003              2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Service Cost                                                         $   904          $   820           $ 2,713          $ 2,455
Interest Cost on Benefit Obligation                                    2,353            2,007             7,063            6,003
Expected Return on Plan Assets                                        (2,047)          (1,651)           (6,142)          (4,949)
Recognized Net Actuarial Loss                                            636              442             1,907            1,327
Amortization of Unrecognized Initial Obligation and
 Prior Service Cost                                                        1               12                 2               35
                                                                     -------          -------           -------          -------

                                                                     $ 1,847          $ 1,630           $ 5,543          $ 4,871
                                                                     =======          =======           =======          =======

9.     Swap Arrangement

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8%, and will pay a variable rate of 90-day LIBOR plus 2.19% (4.34% as of October 2, 2004). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value

<

>


                           THERMO ELECTRON CORPORATION

9.     Swap Arrangement (continued)

hedges and as such, are carried at fair value, which over time has resulted in an increase in other long-term assets and long-term debt totaling
$9.1 million at October 2, 2004. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

10.    Warranty Obligations

       Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:


                                                                                                          Nine Months Ended
                                                                                                     ---------------------------
                                                                                                     October 2,    September 27,
(In thousands)                                                                                             2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Beginning Balance                                                                                      $ 25,645         $ 22,863
 Provision charged to income                                                                             14,536           14,535
 Usage                                                                                                  (12,926)         (12,081)
 Adjustments to previously provided warranties, net                                                      (2,251)          (2,013)
 Other, net (a)                                                                                             878            1,298
                                                                                                       --------         --------

Ending Balance                                                                                         $ 25,882         $ 24,602
                                                                                                       ========         ========

(a) Primarily represents the effects of currency translation.

11.    Restructuring and Other Costs, Net

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions are recorded when incurred. Further actions were initiated in 2003 and, to a lesser extent, in 2004. Restructuring and other costs recorded in 2004 include charges associated with new actions and actions initiated prior to 2004 that could not be recorded until incurred. The company expects to incur an additional $1.3 million of restructuring costs, primarily in 2004. The company believes that restructuring actions undertaken in 2003 and 2004 will be substantially completed in 2004.

       During the third quarter of 2004, the company recorded net restructuring and other costs by segment as follows:


                                             Life and
                                           Laboratory       Measurement
(In thousands)                               Sciences       and Control              Other          Corporate              Total
--------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                               $  276            $   61             $    -             $    -             $  337
Restructuring and Other Costs, Net              2,127             2,102                 58                748              5,035
                                              -------            ------             ------             ------             ------

                                               $2,403            $2,163             $   58             $  748             $5,372
                                               ======            ======             ======             ======             ======


<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

       During the first nine months of 2004, the company recorded net restructuring and other costs by segment as follows:

                                             Life and
                                           Laboratory        Measurement
(In thousands)                               Sciences        and Control              Other          Corporate              Total
---------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                              $ 2,897           $    184           $      -           $      -            $ 3,081
Restructuring and Other Costs, Net              2,769              4,623                160              1,456              9,008
                                              -------           --------           --------           --------            -------

                                              $ 5,666           $  4,807           $    160           $  1,456            $12,089
                                              =======           ========           ========           ========            =======

       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $2.4 million of net restructuring and other charges in the third quarter of 2004. The segment recorded charges to cost of revenues of $0.3 million, primarily accelerated depreciation expense for manufacturing equipment that will be abandoned due to site consolidations, and $2.1 million of other costs. These other costs consisted of $1.9 million of cash costs, including $1.6 million of severance for 43 employees across all functions; $0.2 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses. In addition, the segment recorded charges of $0.2 million, primarily for the writedown of abandoned equipment.

       In the second quarter of 2004, this segment recorded $0.5 million of net restructuring and other income. The segment recorded charges to cost of revenues of $0.3 million, primarily accelerated depreciation expense for manufacturing equipment that will be abandoned due to site consolidations, and $0.8 million of other income, net. This other income, net, consisted of a gain of $2.6 million on the sale of a product line, offset in part by $1.8 million of cash costs, principally associated with facility consolidations, including $1.1 million of severance for 61 employees across all functions; $0.6 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses.

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

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $2.2 million of net restructuring and other charges in the third quarter of 2004. The segment recorded charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition, and $2.1 million of other costs. These other costs consisted solely of cash costs, including $1.8 million of severance for 71 employees across all functions; $0.2 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses.

<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

       In the second quarter of 2004, this segment recorded $1.4 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition, and $1.3 million of other costs. These other costs consisted of $1.3 million of cash costs, principally associated with facility consolidations, including $0.6 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.7 million of severance for 17 employees, primarily in sales and service functions.

       In the first quarter of 2004, this segment recorded $1.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition, and $1.2 million of other costs. These other costs consisted of $1.1 million of cash costs, principally associated with facility consolidations, including $0.5 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; $0.4 million of severance for 7 employees primarily in sales and service functions; and $0.2 million of other cash costs, primarily relocation expenses. In addition, the segment recorded charges of $0.1 million, primarily for the write-down of equipment at an abandoned facility.

Corporate
---------

       The company recorded $0.7 million of restructuring and other charges at its U.S. and European corporate offices in the third quarter of 2004, all of which were cash costs. The costs were primarily for severance.

       In the second quarter of 2004, the company recorded $0.2 million of restructuring and other charges at its corporate offices, all of which were cash costs. The costs were primarily for third-party advisory fees. While the company no longer has any public subsidiaries, it has numerous non-U.S. subsidiaries through which the formerly public subsidiaries conducted business. The third-party advisory fees are being incurred to simplify this legal structure.

       In the first quarter of 2004, the company recorded $0.5 million of restructuring and other charges at its corporate offices, all of which were cash costs. The costs were primarily for third-party advisory fees.

General
-------

       The following table summarizes the company's severance actions in 2004.


                                                                                                                      Number of
                                                                                                                      Employees
-------------------------------------------------------------------------------------------------------------------------------

2003 Restructuring Plans
Remaining Terminations at December 31, 2003                                                                                 162
Terminations Announced in 2004                                                                                              128
Terminations Occurring to Date in 2004                                                                                     (176)
Adjustments to Plan                                                                                                         (17)
                                                                                                                           ----

Remaining Terminations at October 2, 2004                                                                                    97
                                                                                                                           ====

2004 Restructuring Plans
Terminations Announced in 2004                                                                                               93
Terminations Occurring to Date in 2004                                                                                      (39)
                                                                                                                           ----

Remaining Terminations at October 2, 2004                                                                                    54
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


                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

Pre-2001 Restructuring Plans
 Balance at December 31, 2003                   $      -          $     59          $      -          $      -          $     59
    Payments                                           -               (59)                -                 -               (59)
                                                --------          --------          --------          --------          --------

 Balance at October 2, 2004                     $      -          $      -          $      -          $      -          $      -
                                                ========          ========          ========          ========          ========

2001 Restructuring Plans
 Balance at December 31, 2003                   $  1,127          $     16          $  4,778          $    138          $  6,059
    Costs incurred in 2004                             -                 -               290                 3               293
    Reserves reversed                                (57)              (15)                -              (132)             (204)
    Payments                                        (612)               (1)           (1,537)               (9)           (2,159)
    Currency translation                              (7)                -                13                 -                 6
                                                --------          --------          --------          --------          --------

 Balance at October 2, 2004                     $    451          $      -          $  3,544          $      -          $  3,995
                                                ========          ========          ========          ========          ========

2002 Restructuring Plans
 Balance at December 31, 2003                   $  1,943          $     54          $  3,082          $      7          $  5,086
    Costs incurred in 2004                             8                 -               466                90               564
    Reserves reversed                                (91)              (54)             (114)                -              (259)
    Payments                                        (612)                -            (1,166)              (80)           (1,858)
    Currency translation                              (7)                -                 -                 -                (7)
                                                --------          --------          --------          --------          --------

 Balance at October 2, 2004                     $  1,241          $      -          $  2,268          $     17          $  3,526
                                                ========          ========          ========          ========          ========

2003 Restructuring Plans
 Balance at December 31, 2003                   $  6,153          $     68          $  4,914          $    114          $ 11,249
    Costs incurred in 2004 (b)                     4,192               145             1,838             1,406             7,581
    Reserves reversed                                (96)                -                (4)              (29)             (129)
    Payments                                      (8,062)             (153)           (3,229)           (1,402)          (12,846)
    Currency translation                              (1)                -                35                (2)               32
                                                --------          --------          --------          --------          --------

 Balance at October 2, 2004                     $  2,186          $     60          $  3,554          $     87          $  5,887
                                                ========          ========          ========          ========          ========

2004 Restructuring Plans
    Costs incurred in 2004                      $  3,061          $      -          $      -          $     16          $  3,077
    Payments                                      (1,414)                -                 -                (9)           (1,423)
    Currency translation                              (8)                -                 -                 -                (8)
                                                --------          --------          --------          --------          --------

 Balance at October 2, 2004                     $  1,639          $      -          $      -          $      7          $  1,646
                                                ========          ========          ========          ========          ========

(a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b) Excludes noncash charges, net, of $0.6 million and $0.1 million in the Life and Laboratory Sciences and Measurement and Control
    segments, respectively, and other income, net, of $2.6 million in the Life and Laboratory Sciences segment.
<

>


                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

       The company expects to pay accrued restructuring costs as follows:
severance, primarily through 2006; employee-retention obligations and other costs, primarily through 2004; and abandoned-facility payments, over lease terms expiring through 2016.

12.    Discontinued Operations

Spectra-Physics

       In June 2004, the company announced it had entered into a definitive agreement for the sale of its Optical Technologies segment, Spectra-Physics, to Newport Corporation for $300 million, subject to a post-closing balance sheet adjustment. On July 16, 2004, the sale was completed. The company sold this operating unit to focus on its core businesses that provide analytical instrumentation to laboratory and industrial customers. The selling price of $300 million exceeded Spectra-Physics' book value and is comprised of $200 million in cash; a 5% note in the principal amount of $50 million, due in 2009;
and $50 million in Newport common stock, with the number of issued shares determined based on the 20-trading day average price prior to closing. The fair value of the note and Newport common stock at the date of closing aggregated approximately $90 million. Under the terms of the agreement, the company has agreed to certain restrictions on the sale of the Newport shares it received in this transaction. The restrictions will lapse gradually in six month intervals after the closing, with no sales permitted prior to six months after closing, sale of 25% permitted after six months, sale of an additional 25% after one year, and no restrictions on sales after 18 months. The portion of the Newport shares with resale restrictions that lapse within a year are classified as available-for-sale investments in the accompanying 2004 balance sheet. The portion of the Newport shares with resale restrictions that lapse beyond one year together with the note receivable from Newport are classified as noncurrent other assets at October 2, 2004. As a result of Newport assuming non-U.S. debt of Spectra-Physics that had earlier been expected to be retained by the company and as a result of the post-closing adjustment process, the company expects to pay approximately $24 million to Newport, which has been accrued in current liabilities of discontinued operations in the accompanying 2004 balance sheet.
The company retained a small manufacturing unit in New York as a term of the sale (Note 3) as well as a building in Arizona. The building is held for sale and is classified as current assets of discontinued operations in the accompanying balance sheet.

       The following table summarizes the results of the company's discontinued operations (Spectra-Physics).


                                                                          Three Months                                Nine Months
                                                     July 4, 2004                Ended       January 1, 2004                Ended
                                                          Through        September 27,               Through        September 27,
(In thousands)                                      July 16, 2004                 2003         July 16, 2004                 2003
---------------------------------------------------------------------------------------------------------------------------------

Revenue                                                  $  6,530             $ 48,549              $118,921             $143,263
Operating Income (Loss)                                    (1,317)                 536                 6,993               (4,534)

       As a result of the decision to sell Spectra-Physics, a previously unrecognized tax asset arising from the difference between the book and tax basis of Spectra-Physics became realizable and the company recorded a tax benefit in discontinued operations totaling $38.5 million in the second quarter of 2004. In the third quarter of 2004, the company recorded a gain on the sale of Spectra-Physics of $41.4 million, net of a tax provision of $19.1 million.

       As of October 2, 2004, the company owned 3,220,000 shares of Newport with a quoted fair market value of $39.8 million.

<

>


                           THERMO ELECTRON CORPORATION

12.    Discontinued Operations (continued)

Other

       The tax returns of the company's former Trex Medical business that was sold in 2000 were under audit by the Internal Revenue Service. In the third quarter of 2004, the Joint Congressional Committee on Taxation completed its review of the audit findings and the company determined that previously unrecognized tax benefits associated with the divested business totaling $23.5 million were realizable. This amount was recorded as a tax gain on the sale of the discontinued operation in the third quarter of 2004.

13.    Litigation

       In September 2004, Applera Corporation, MDS Inc. and Applied
Biosystems/MDS Scientific Instruments filed a lawsuit alleging that the company's mass spectrometer systems infringe a patent of the plaintiffs.

       The company has been named a defendant, along with many other companies, in a patent-infringement lawsuit brought by the Lemelson Medical, Education &
Research Foundation, L.P. The suit asserts that products manufactured, used, or sold by the defendants, infringe one or more patents related to methods of machine vision or computer-image analysis.

       The company intends to vigorously defend these matters. In the opinion of management, an unfavorable outcome of either or both of these matters could have a material adverse effect on the company's financial position as well as its results of operations and cash flows.

       The company's continuing and discontinued operations are defendants in a number of other pending legal proceedings incidental to present and former operations. The company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

       During 2002, the company's discontinued operations settled a patent-infringement matter that Fischer Imaging Corporation had brought against the company's former Trex Medical subsidiary. As a term of the sale of Trex
Medical in 2000, the company retained the liability for this matter. Under the settlement agreement, as amended, the company paid Fischer $25 million in 2002 and $0.9 million in 2003, with final payments totaling $5.2 million in 2004. The settlement payments were charged against a reserve established for this matter.

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


<

>


                           THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity

       The company develops and manufactures a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. Following the decision to sell Spectra-Physics (Note 12), the company's continuing operations fall into two principal business segments: Life and Laboratory Sciences and Measurement and Control. All periods presented have been reclassified to reflect Spectra-Physics as a discontinued operation.

Revenues


                                                  Three Months Ended                                Nine Months Ended
                                     ---------------------------------------------    --------------------------------------------
                                          October 2,             September 27,             October 2,            September 27,
(Dollars in thousands)                       2004                    2003                     2004                    2003
----------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences         $  383,163     70.7%    $  301,755      67.3%    $1,118,451     70.2%    $  915,866     66.8%
Measurement and Control                 159,152     29.3%       145,562      32.4%       474,205     29.8%       449,343     32.8%
Other                                         -                   1,250       0.3%             -                   5,254      0.4%
                                     ----------     -----    ----------      -----    ----------     -----    ----------     -----

                                     $  542,315      100%    $  448,567       100%    $1,592,656      100%    $1,370,463      100%
                                     ==========     =====    ==========      =====    ==========     =====    ==========     =====

       The company's revenues grew by 21% during the third quarter of 2004. The strengthening of non-U.S. currencies relative to the dollar caused an increase in reported revenues as did acquisitions, net of divestitures. In addition to the change in revenues caused by currency translation and acquisitions, net of divestitures, which are discussed below, sales increased 9% in the third quarter of 2004, primarily due to increased demand. The higher demand resulted primarily from a recovery in the U.S. and Asian economies that has positively affected capital spending across many markets addressed by the company together with growth from new product introductions.

       The company's strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2004 and 2003. The principal acquisitions included InnaPhase Corporation, a supplier of laboratory information management systems for the pharmaceutical and biotechnology markets, which was acquired in September 2004; US Counseling
Services, Inc. (USCS), a supplier of equipment asset management services to the pharmaceutical, healthcare, and related industries, which was acquired in April
2004; Jouan SA, a manufacturer of products used to prepare and preserve laboratory samples, which was acquired in December 2003; Laboratory Management
Systems, Inc. (LMSi), a supplier of regulatory instrument and consulting services to the pharmaceutical and related industries, which was acquired in October 2003; and the personal radiation-detection instruments product line from Siemens plc, which was acquired in October 2003.

       In the third quarter of 2004, the company's operating income and operating income margin improved to $59.6 million and 11.0%, respectively, from $41.8 million and 9.3%, respectively, in the third quarter of 2003. (Operating income margin is operating income divided by revenues.) The improvement resulted primarily from lower restructuring costs, net, in 2004 and a lower cost base following restructuring actions in 2003, offset in part by $3.8 million of higher amortization expense associated with acquisition-related intangible assets. Restructuring and other costs, net, (including charges to cost of revenues associated with facility consolidations) reduced pre-tax income by $5.4 million and $13.8 million in the third quarter of 2004 and 2003, respectively.

       Income from continuing operations increased to $42.6 million in the third quarter of 2004, from $39.0 million in the third quarter of 2003, primarily due to the higher operating income discussed above, offset in part by lower gains from the sale of investments.

       During the first nine months of 2004, the company's cash flow from operations totaled $175.6 million, compared with $102.8 million in the first nine months of 2003. The increase resulted primarily from a lower investment in working capital items in 2004 and improved cash flows from Spectra-Physics prior to its sale.

<

>


                           THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity (continued)

       As of October 2, 2004, the company's outstanding debt totaled $243.8 million, of which 88% is due in 2007 and thereafter. The company expects that its existing cash and short-term investments of $425.9 million as of October 2, 2004, and the company's future cash flow from operations together with available unsecured borrowings of up to $250 million under its revolving credit agreements are sufficient to meet the capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

       The company's discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, the company evaluates its estimates, including those related to equity investments, bad debts, inventories, intangible assets, warranty obligations, income taxes, pension costs, contingencies and litigation, restructuring, and sale of businesses. The company bases its estimates on historical experience, current market and economic conditions, and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

       (a) The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $23.6 million at October
           2, 2004. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer, and any other information that is relevant to the judgment. If the financial condition of the company's customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

       (b) The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value based on usage in the preceding 12 months, expected demand, and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional write-downs may be required.

       (c) The company periodically evaluates goodwill for impairment using market comparables for similar businesses or forecasts of discounted future cash flows. Goodwill totaled $1.494 billion at October 2, 2004. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other factors. Different assumptions from those made in the company's analysis could materially affect projected cash flows and the company's evaluation of goodwill for impairment. Should the fair value of the company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary.

       (d) The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $507.8 million at October 2, 2004, including $246.5 million of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

<

>

                           THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

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

       (g) At the time the company recognizes revenue, it provides for the estimated cost of product warranties based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company's continuing operations totaled $25.9 million at October 2, 2004.
           Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

       (h) The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. The company's tax valuation allowance totaled approximately $59 million at October 2, 2004. Should the company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

       (i) The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $80.3 million at October 2, 2004. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should disputed positions that are reserved ultimately be sustained, the company would recognize a reduction in its tax provision.

       (j) The company estimates losses on contingencies and litigation and provides a reserve for these losses. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

       (k) One of the company's U.S. subsidiaries and several non-U.S.
           subsidiaries sponsor defined benefit pension plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with the company's actuaries, and are evaluated each year as of the plans' measurement date. Net periodic pension costs for defined benefit plans totaled $5.5 million in the first nine months of 2004. Should any of these assumptions change, they would have an effect on net periodic pension costs.

       (l) The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company's accrued restructuring costs for abandoned facilities in continuing operations totaled $9.4 million at October 2, 2004. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

<

>

                           THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

       (m) The company estimates the expected proceeds from any businesses held for sale and, when necessary, records losses to reduce the carrying value of these businesses to estimated realizable value.
           Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

       (n) The company considers declines in quoted fair market values of available-for-sale investments and other equity investments with durations of six to nine months as indicative that the decline may be other than temporary. As of October 2, 2004, the company held
           3,220,000 shares of Newport Corporation common stock, which it received as partial consideration in the July 2004 sale of Spectra-Physics. The cost and quoted fair market value of the shares at October 2, 2004, were $45.0 million and $39.8 million, respectively. Should a decline in quoted fair market value continue, an impairment charge may be required.

Results of Operations

Third Quarter 2004 Compared With Third Quarter 2003
---------------------------------------------------

Continuing Operations

       Sales in the third quarter of 2004 were $542.3 million, an increase of $93.7 million from the third quarter of 2003. The favorable effects of currency translation resulted in an increase in revenues of $21.3 million in 2004. Sales increased $34.9 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $37.5 million, or 9%, primarily due to increased demand, as described by segment below.

Operating Income Margin

                                                                                                          Three Months Ended
                                                                                                    -----------------------------
                                                                                                    October 2,      September 27,
                                                                                                          2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                                             14.2%              14.5%
Measurement and Control                                                                                   9.1%               7.5%

Consolidated                                                                                             11.0%               9.3%

       Operating income was $59.6 million in the third quarter of 2004, compared with $41.8 million in the third quarter of 2003. Operating income margin increased to 11.0% in 2004 from 9.3% in 2003. Operating income increased primarily due to lower restructuring costs, net, and a lower cost base following restructuring actions in 2003, offset in part by $3.8 million of higher amortization expense of acquisition-related intangible assets. Restructuring and other costs, net, totaled $5.4 million and $13.8 million in 2004 and 2003, respectively, and are discussed by segment below.

       Restructuring actions were initiated in 2003 and, to a lesser extent, in 2004 in a number of business units to reduce costs and redundancies in response to a downturn in markets served by the company and in connection with the company's overall reorganization, principally through headcount reductions and consolidation of facilities. The company expects to incur an additional $1.3 million of restructuring costs, primarily in 2004, for charges associated with these actions that cannot be recorded until incurred. The company believes that restructuring actions undertaken in 2003 and 2004 will be substantially completed in 2004.


<

>

                           THERMO ELECTRON CORPORATION

Third Quarter 2004 Compared With Third Quarter 2003 (continued)
---------------------------------------------------

Life and Laboratory Sciences

                                                                                                   Three Months Ended
                                                                                        ----------------------------------------
                                                                                        October 2,       September 27,
(Dollars in thousands)                                                                        2004                2003    Change
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                  $383,163            $301,755     27.0%
Operating Income Margin                                                                      14.2%               14.5%     (0.3)

       Sales in the Life and Laboratory Sciences segment increased $81.4 million, or 27%, to $383.2 million in the third quarter of 2004. The favorable effects of currency translation resulted in an increase in revenues of $15.1 million in 2004. Sales increased $40.8 million due to the acquisitions of InnaPhase in September 2004, USCS in April 2004, Jouan in December 2003, and
LMSi in October 2003. In addition to the changes in revenues resulting from currency translation and acquisitions, revenues increased $25.5 million, or 8%, due to higher demand. The increase in demand resulted in higher sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, new products in anatomical pathology and laboratory automation. Revenue growth was strong in the U.S. and Asia while flat in Europe where economic recovery has lagged other regions.

       Operating income margin decreased to 14.2% in the third quarter of 2004 from 14.5% in the third quarter of 2003. The decrease in operating income margin resulted from the inclusion of the results of Jouan, USCS, and LMSi, which have historically operated at lower profitability margins compared with the segment's existing businesses, and from a $3.5 million increase in the segment's amortization of acquisition-related intangible assets over the 2003 quarter, primarily as a result of acquisitions, offset by lower restructuring and other costs, net. The segment is currently integrating the largest of these acquisitions, Jouan, with its existing operations and expects to improve its margin, taking advantage of operating synergies in areas such as sales and service and research activities to reduce costs. Operating income margin was affected by restructuring and other costs, net, of $2.4 million in 2004 and $4.9 million in 2003, as discussed below.

       In the third quarter of 2004, the segment recorded restructuring and other costs, net, of $2.4 million, including cash costs of $1.9 million, primarily for severance, abandoned facilities, and relocation expenses at businesses that have been consolidated; a $0.2 million charge primarily for the writedown of abandoned equipment; and charges to costs of revenues of $0.3 million, primarily for accelerated depreciation on manufacturing equipment that is being abandoned as a result of site consolidations (Note 11). In 2003, the segment recorded restructuring and other costs, net, of $4.9 million, substantially all of which were cash costs, primarily for severance, employee retention, abandoned facilities, and relocation expenses at businesses being consolidated.

Measurement and Control
                                                                                                   Three Months Ended
                                                                                        ----------------------------------------
                                                                                        October 2,       September 27,
(Dollars in thousands)                                                                        2004                2003    Change
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                  $159,152            $145,562      9.3%
Operating Income Margin                                                                       9.1%                7.5%       1.6

       Sales in the Measurement and Control segment increased $13.6 million, or 9%, to $159.2 million in the third quarter of 2004. The favorable effects of currency translation resulted in an increase in revenues of $6.2 million in 2004. Sales decreased $4.6 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $12.0 million, or 9%. The increase was primarily the result of a rebound in demand for precision temperature-control products from the semiconductor industry and other process applications and, to a lesser extent, process instruments used by the materials industry and equipment used in metal production, particularly in China.

<

>

                           THERMO ELECTRON CORPORATION

Third Quarter 2004 Compared With Third Quarter 2003 (continued)
---------------------------------------------------

       Operating income margin increased to 9.1% in the third quarter of 2004 from 7.5% in the third quarter of 2003. Operating income margin was affected by restructuring and other costs, net, of $2.2 million in 2004 and $2.7 million in 2003, as discussed below. The increase in operating income margin resulted primarily from the contribution to income of higher sales volumes.

       In the third quarter of 2004, the segment recorded restructuring and other costs, net, of $2.2 million, of which $2.1 million were cash costs, principally for severance. In addition, the segment recorded charges to costs of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition (Note 11). In 2003, the segment recorded restructuring and other costs, net, of $2.7 million, all of which were cash costs, primarily for severance, abandoned facilities, and relocation expenses at businesses being consolidated.

Other Income, Net
-----------------

       The company reported other income, net, of $2.5 million and $10.5 million in the third quarter of 2004 and 2003, respectively (Note 4). Other income, net, includes interest income, interest expense, gain on investments, net, and other items, net. Interest income decreased to $2.5 million in 2004 from $2.9 million in 2003, primarily due to lower invested cash balances following the acquisitions (net of divestitures) made in 2004 and late 2003, as well as the repurchase and redemption of company securities in the second half of 2003.
Interest expense decreased to $2.7 million in 2004 from $3.5 million in 2003 as a result of the redemption and repurchase of debentures.

       During 2004 and 2003, the company had gains on investments, net, of $1.9 million and $12.6 million, respectively. The gains included $10.3 million in 2003 from the sale of shares of Thoratec Corporation.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 31.3% and 25.6% in the third quarter of 2004 and 2003, respectively. The effective tax rate in 2004 includes an unfavorable adjustment relating to finalization of the tax on the sale of a divested business, which increased the rate by 2.2 percentage points. The effective tax rate in 2003 included a reduction of 2.0 percentage points to adjust the year-to-date rate to the rate that was expected for the full year.
The effective tax rate in 2003 was favorably affected by repatriation of cash from non-U.S. subsidiaries that resulted in foreign tax credits.

       In the normal course of business, the company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service
(IRS). The IRS has concluded its field examination for the tax years 1998 through 2000 as part of its routine examinations of the company's income tax returns. At the conclusion of the field examination, several issues were unresolved and are currently being reviewed at the Appeals Office of the IRS.
The company expects to resolve the disputed issues and complete the examination in late 2004 or the first half of 2005. Although the outcome of these matters cannot presently be determined, management believes that it may reach favorable settlement of the examination upon completion of the appellate review by the IRS and approval of the findings by the Joint Congressional Committee on Taxation.
Unfavorable settlement of any particular issue would require use of cash.
Favorable resolution would result in a reduction to the company's effective tax rate in the quarter of resolution. Any additional impact on the company's liability for income taxes cannot presently be determined; however, the company believes its accrued income tax liabilities are adequate.

Contingent Liabilities
----------------------

       At October 2, 2004, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in the matters described in Note 13 could materially affect the company's financial position as well as its results of operations and cash flows.

<

>

                           THERMO ELECTRON CORPORATION

Third Quarter 2004 Compared With Third Quarter 2003 (continued)
---------------------------------------------------

Discontinued Operations

       In June 2004, the company announced it had entered into a definitive agreement for the sale of its Optical Technologies segment, Spectra-Physics, to Newport Corporation. On July 16, 2004, the company completed the sale. The company has classified the results of Spectra-Physics as discontinued operations for all periods presented in the accompanying financial statements. In the third quarter of 2004, the company recorded a gain on the sale of Spectra-Physics of $41.4 million, net of a tax provision of $19.1 million (Note 12).

       The company's discontinued operations (Spectra-Physics) had revenues and an operating loss for the 12 day period before the sale on July 16, 2004 of $6.5 million and $1.3 million, respectively. In the third quarter of 2003, the company's discontinued operations (Spectra-Physics) had revenues and operating income of $48.5 million and $0.5 million, respectively.

       The tax returns of the company's former Trex Medical business that was sold in 2000 were under audit by the IRS. In the third quarter of 2004, the Joint Congressional Committee on Taxation completed its review of the audit findings and the company determined that previously unrecognized tax benefits associated with the divested business totaling $23.5 million were realizable.
This amount was recorded as a tax gain on the sale of the discontinued operation in the third quarter of 2004.

Proposed Accounting Standard
----------------------------

       The Financial Accounting Standards Board (FASB) expects to issue a final statement on equity-based compensation in the fourth quarter of 2004 that would require the company to record the impact of stock options in its financial statements beginning no later than the third quarter of 2005. The company does not presently expect to elect early adoption of the final standard.

First Nine Months 2004 Compared With First Nine Months 2003
-----------------------------------------------------------

Continuing Operations

       Sales in the first nine months of 2004 were $1.593 billion, an increase of $222.2 million from the first nine months of 2003. The favorable effects of currency translation resulted in an increase in revenues of $68.2 million in 2004. Sales increased $87.7 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $66.3 million, or 5%, primarily due to increased demand, as described by segment below.

Operating Income Margin

                                                                                                         Nine Months Ended
                                                                                                   -----------------------------
                                                                                                   October 2,      September 27,
                                                                                                         2004               2003
--------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                                            13.8%              13.9%
Measurement and Control                                                                                  8.7%               7.8%

Consolidated                                                                                            10.8%               9.8%

       Operating income was $171.5 million in the first nine months of 2004, compared with $134.5 million in the first nine months of 2003. Operating income margin increased to 10.8% in 2004 from 9.8% in 2003. Operating income increased primarily due to lower restructuring and other costs, net, and, to a lesser extent, higher revenues in each segment in 2004. These improvements were offset in part by $8.8 million of higher amortization expense related to intangible assets arising from acquisitions. Operating income in 2004 and 2003 was reduced by additional charges associated with restructuring actions initiated in 2003 and 2002 and certain other costs, net. The restructuring and other items totaled
$12.1 million and $25.5 million in 2004 and 2003, respectively, and are discussed by segment below.


<

>


                           THERMO ELECTRON CORPORATION

First Nine Months 2004 Compared With First Nine Months 2003 (continued)
-----------------------------------------------------------

Life and Laboratory Sciences

                                                                                                   Nine Months Ended
                                                                                        ----------------------------------------
                                                                                        October 2,       September 27,
(Dollars in thousands)                                                                        2004                2003    Change
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                $1,118,451          $  915,866     22.1%
Operating Income Margin                                                                      13.8%               13.9%      (0.1)

       Sales in the Life and Laboratory Sciences segment increased $202.6 million, or 22%, to $1.118 billion in the first nine months of 2004. The favorable effects of currency translation resulted in an increase in revenues of $48.7 million in 2004. Sales increased $105.9 million due to the acquisitions of InnaPhase in September 2004, USCS in April 2004, Jouan in December 2003, and
LMSi in October 2003, net of product line divestitures. In addition to the changes in revenues resulting from currency translation, acquisitions, and divestitures, revenues increased $48.0 million, or 5%, due to higher demand. The increase in demand resulted in higher sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, new anatomical pathology products. The combination of new products and a rebound in sales to industrial markets along with continued strength in pharmaceutical demand have driven the instrument sales growth, offset in part by lower revenues in Europe where the recovery of demand has lagged the U.S. and Asia.

       Operating income margin decreased slightly to 13.8% in the first nine months of 2004 from 13.9% in the first nine months of 2003. Operating income margin was affected by restructuring and other costs, net, of $5.7 million and $11.4 million in 2004 and 2003, respectively, as discussed below. The favorable impact of lower restructuring and other costs, net, and higher revenues was more than offset by a $8.4 million increase in amortization expense of acquisition-related intangible assets and the inclusion of Jouan, USCS, and LMSi, which have historically operated at lower profitability margins compared with the segment's existing businesses.

       In the first nine months of 2004, the segment recorded restructuring and other costs, net, of $5.7 million, including charges to costs of revenues of $2.9 million, primarily for the sale of inventories revalued at the date of acquisition of Jouan, and $4.7 million of cash costs, primarily for severance, abandoned facilities, and relocation expenses at businesses that have been consolidated. In addition, the segment recorded a gain of $2.6 million on the sale of a product line and a loss of $0.7 million from the sale of two abandoned buildings and the writedown of abandoned equipment (Note 11). In 2003, the segment recorded restructuring and other costs, net, of $11.4 million, including
$11.5 million of cash costs, primarily for severance, abandoned facilities, employee retention, and relocation expenses at businesses being consolidated. In addition, the segment recorded a charge of $0.4 million to writedown the carrying value of a building held for sale to net realizable value, offset by $0.5 million of net gains, primarily for the sale of a product line.

Measurement and Control
                                                                                                    Nine Months Ended
                                                                                        ----------------------------------------
                                                                                        October 2,       September 27,
(Dollars in thousands)                                                                        2004                2003    Change
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                  $474,205            $449,343      5.5%
Operating Income Margin                                                                       8.7%                7.8%       0.9

       Sales in the Measurement and Control segment increased $24.9 million, or 6%, to $474.2 million in the first nine months of 2004. The favorable effects of currency translation resulted in an increase in revenues of $19.5 million in 2004. Sales decreased $12.9 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $18.3 million, or 4%. The

<

>


                           THERMO ELECTRON CORPORATION

First Nine Months 2004 Compared With First Nine Months 2003 (continued)
-----------------------------------------------------------

increase was primarily the result of a rebound in demand for precision temperature-control products from the semiconductor industry and other process applications and, to a lesser extent, process instruments used by the materials industry and equipment used in metal production, particularly in China.

       Operating income margin increased to 8.7% in the first nine months of 2004 from 7.8% in the first nine months of 2003. Operating income margin was affected by restructuring and other costs, net, of $4.8 million and $6.1 million in 2004 and 2003, respectively, as discussed below. Approximately half of the increase in operating income margin resulted from the $1.3 million reduction in restructuring and other costs, net, with the balance from higher sales volumes and cost reduction measures following restructuring actions in 2003.

       In the first nine months of 2004, the segment recorded restructuring and other costs, net, of $4.8 million, including cash costs of $4.5 million, principally for severance, abandoned facilities, and relocation expenses at businesses that have been consolidated. In addition, the segment recorded charges of $0.1 million, primarily for the writedown of equipment at an abandoned facility, and charges to costs of revenues of $0.2 million for the sale of inventories revalued at the date of acquisition (Note 11). In 2003, the segment recorded restructuring and other costs, net, of $6.1 million, including
$6.2 million of cash costs, principally for severance, abandoned facilities, employee retention, and relocation expenses at businesses being consolidated. In addition, the segment recorded charges of $2.0 million, primarily for the writedown of goodwill in a business held for sale to reduce the value to estimated disposal value and for the writedown of assets at facilities being consolidated, offset by a gain of $2.1 million on the sale of a building.

Other Income, Net
-----------------

       The company reported other income, net, of $15.7 million and $29.2 million in the first nine months of 2004 and 2003, respectively (Note 4).
Interest income decreased to $6.0 million in 2004 from $17.7 million in 2003, primarily due to lower invested cash balances following the acquisitions (net of divestitures) in late 2003 and 2004 and the use of cash for the repurchase and redemption of company securities. Interest expense decreased to $8.1 million in 2004 from $15.5 million in 2003 as a result of the repurchase and redemption of debentures.

       During the first nine months of 2004 and 2003, the company had gains on investments, net, of $15.4 million and $28.6 million, respectively. The gains included $9.6 million in 2004 and $10.3 million in 2003 from the sale of shares of Thoratec and $13.7 million in 2003 from the sale of shares of FLIR.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 29.0% and 22.0% in the first nine months of 2004 and 2003, respectively. The effective tax rate in 2003 reflects a $9.0 million tax benefit from the reversal of a valuation allowance due to expected utilization of foreign tax credit carryforwards that was recorded as a discrete event in the second quarter of 2003. The reversal of the valuation allowance reduced the effective rate in 2003 by 5.5 percentage points. The effective tax rate in 2003 was also favorably affected by 1.4 percentage points by repatriation of cash from non-U.S. subsidiaries that resulted in foreign tax credits.

Discontinued Operations

       In June 2004, the company announced it had entered into a definitive agreement for the sale of its Optical Technologies segment, Spectra-Physics, to Newport Corporation. On July 16, 2004, the company completed the sale. The company has reclassified the results of Spectra-Physics as discontinued operations for all periods presented in the accompanying financial statements.

<

>


                           THERMO ELECTRON CORPORATION

First Nine Months 2004 Compared With First Nine Months 2003 (continued)
-----------------------------------------------------------

       The company's discontinued operations (Spectra-Physics) had revenues of $118.9 million and $143.3 million in the first nine months of 2004 and 2003, respectively. Operating income of the discontinued operations was $7.0 million in the first nine months of 2004. The company's discontinued operations incurred operating losses of $4.5 million in the first nine months of 2003. The improvement in operating results resulted from a rebound in the demand for lasers and photonics from microelectronics customers and other industrial markets served by Spectra-Physics. As a result of the decision to sell
Spectra-Physics, a previously unrecognized tax asset arising from the difference between the book and tax basis of Spectra-Physics became realizable and the company recorded a tax benefit in discontinued operations totaling $38.5 million in the second quarter of 2004. In the third quarter of 2004, the company recorded a gain on the sale of Spectra-Physics of $41.4 million, net of a tax provision of $19.1 million.

       The tax returns of the company's former Trex Medical business that was sold in 2000 were under audit by the IRS. In the third quarter of 2004, the Joint Congressional Committee on Taxation completed its review of the audit findings and the company determined that previously unrecognized tax benefits associated with the divested business totaling $23.5 million were realizable.
This amount was recorded as a tax gain on the sale of the discontinued operation in the third quarter of 2004.

       During the first quarter of 2003, the company recorded an after-tax gain on disposal of discontinued operations of $5.0 million, resulting primarily from the sale of Peter Brotherhood Ltd., and a favorable post-closing adjustment resulting from the 2002 sale of its Trophy Radiologie business.

       During the third quarter of 2003, the company had a gain on the disposal of discontinued operations of $9.5 million. The company resolved several disputes and related claims in the quarter that it had retained following the sale of businesses in its discontinued operations. In connection with the resolution of these matters on favorable terms relative to the damages claimed and amount of established reserves, the company's pre-tax gain on disposal of the related businesses increased by $6.9 million. The company recorded a tax provision of $2.5 million on this gain. In addition, the company realized $5.1 million of additional tax benefits from the disposal of businesses sold prior to 2003, principally foreign tax credits.

Liquidity and Capital Resources

First Nine Months 2004
----------------------

       Consolidated working capital was $734.0 million at October 2, 2004, compared with $710.5 million at December 31, 2003. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $425.9 million at October 2, 2004, compared with $418.2 million at December 31,
2003.

       Cash provided by operating activities was $175.6 million during the first nine months of 2004, including $160.8 million by continuing operations and $14.8 million by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $18.3 million in the first nine months of 2004. Inventories increased $32.3 million, due in part to increased production of mass spectrometry and spectroscopy instruments in response to higher demand for these products. Cash provided by discontinued operations of $14.8 million principally represents the positive cash flow of Spectra-Physics, offset in part by the payment of liabilities for businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $15.1 million for restructuring costs at October 2, 2004. The company expects to pay approximately $5.5 million of this amount for severance primarily through 2006, and $0.2 million for other costs primarily through 2004. The balance of $9.4 million will be paid for lease obligations over the remaining terms of the leases, with approximately 60% to be paid through 2005 and the remainder through 2016. In addition, at October 2,


<

>

                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources (continued)

2004, the company had accrued $10.5 million for acquisition expenses. Accrued acquisition expenses included $4.8 million of severance and relocation obligations, which the company expects to pay primarily through 2005. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During the first nine months of 2004, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included acquisitions for $144.1 million, net of cash acquired (Note
2) and the purchase of property, plant, and equipment. The company expended
$28.6 million for purchases of property, plant, and equipment, net of dispositions. On July 16, 2004, the company sold Spectra-Physics to Newport
Corporation for $300 million, including $200 million of cash proceeds. As a result of Newport assuming non-U.S. debt of Spectra-Physics that had earlier been expected to be retained by the company, and as a result of the post-closing adjustment process, the company expects to pay approximately $24 million to Newport, which has been accrued in current liabilities of discontinued operations in the accompanying 2004 balance sheet (Note 12).

       The company's financing activities used $199.1 million of cash during the first nine months of 2004. During the first nine months of 2004, the company expended $12.9 million to reduce short-term notes payable. The company received net proceeds of $47.2 million from the exercise of employee stock options.
During the first nine months of 2004, the company expended $231.5 million to repurchase 8.4 million shares of the company's common stock. As of October 2, 2004, the most recent authorization by the company's Board of Directors to repurchase company securities had been substantially depleted.

       The company has no material commitments for purchases of property, plant, and equipment and expects that for all of 2004, such expenditures will approximate $45 - $50 million. The company's contractual obligations and other commercial commitments did not change materially between December 31, 2003 and October 2, 2004.

       The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under credit facilities are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Nine Months 2003
----------------------

       Cash provided by operating activities was $102.8 million during the first nine months of 2003, including $101.0 million by continuing operations and $1.8 million by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $38.0 million in the first nine months of 2003. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $19.0 million, including $8.8 million of accrued payroll and employee benefits due to the timing of payments. Cash provided by discontinued operations of $1.8 million principally represents the positive cash flow of Spectra-Physics, offset in part by the payment of liabilities for businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

       During the first nine months of 2003, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant, and equipment and acquisitions. The company's continuing operations expended $22.7 million for purchases of property, plant, and equipment, net of dispositions, and $3.1 million for product line acquisitions. In April and June 2003, the company received aggregate cash payments of $75.6 million, including $69.1 million of principal payments, plus interest, from Trimble Navigation Limited as complete and early payment of Trimble's note to the company.

       The company's financing activities used $697.8 million of cash during the first nine months of 2003, including $692.4 million for continuing operations.
During the first nine months of 2003, the company's continuing operations expended $373.9 million to reduce short-term notes payable. The company's continuing operations received net proceeds of $35.5 million from the exercise of employee stock options. During the first nine months of 2003, the company expended $353.9 million to reduce its debt and repurchase its equity securities, of which $53.7 million was used to repurchase 2.8 million shares of the company's common stock.

<

>


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

Item 4 - Controls and Procedures
--------------------------------

       The company's management, with the participation of the company's chief executive officer and chief financial officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) as of October 2, 2004. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that, as of October 2, 2004, the company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

       In conjunction with its preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the company is in the process of implementing certain enhancements with respect to its internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The company is enhancing and standardizing certain information technology controls, including documentation thereof, as well as documentation of other financial controls across its businesses.

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

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

       Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. For example, in September 2004
Applied Biosystems/MDS Scientific Instruments and related parties brought a lawsuit against us alleging that our mass spectrometer systems infringe a patent held by the plaintiffs. We could incur substantial costs and diversion of management resources in defending infringement claims, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

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

       We have retained contingent liabilities from businesses that we have sold. From 1997 through the third quarter of 2004, we divested over 60 businesses with aggregate annual revenues in excess of $2 billion. As part of these transactions, we retained responsibility for some of the contingent liabilities related to these businesses, such as lawsuits, product liability claims, and potential claims by buyers that representations and warranties we made about the businesses were inaccurate. The resolution of these contingencies has not had a material adverse effect on our results of operations or financial condition; however, we can not be certain that this favorable pattern will continue.

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


<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

       As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2003, our international revenues from continuing operations, including export revenues from the United States, accounted for approximately
69% of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S.
dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first nine months of 2004, currency translation had a favorable effect on revenues of our continuing operations of $68.2 million due to weakening of the U.S. dollar relative to other currencies in which the company sells products and services. A strengthening of the U.S. dollar would unfavorably affect revenues.



<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

       Moreover, we previously acquired several companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.5 billion as of October 2, 2004. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset.
Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

       We believe that we currently have adequate internal controls over financial reporting but we are still exposed to potential risks resulting from new requirements that we evaluate the effectiveness of such internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the
Sarbanes-Oxley Act of 2002 requires that we include in our annual report on Form
10-K our assessment of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors will be required to attest to whether our assessment is free of material misstatement and documented in an acceptable form and separately report on whether it believes we maintain, in all material respects, effective control over financial reporting as of December 31, 2004.

       We are currently testing our internal control systems and procedures and implementing improvements in order to comply with the assessment and attestation requirements of Section 404. The evaluation and attestation processes required by Section 404 are new and neither companies nor independent auditors have significant experience in testing or complying with these requirements.
Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements, the receipt of a report of our independent auditors indicating that management's assessment of the effectiveness of internal controls over financial reporting is free of material misstatement and adequately documented, and the receipt of a separate report of our independent auditors that we maintain effective internal controls. While we currently anticipate being able to fully implement the requirements of Section
404, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or our independent auditors' review thereof. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, the impact thereof on our future financial performance and the market price of our stock is uncertain, and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange.

<

>

                           THERMO ELECTRON CORPORATION

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

       On September 3, 2004, Applera Corporation, MDS Inc. and Applied
Biosystems/MDS Scientific Instruments filed a complaint in U.S. District Court for the District of Delaware, Civil Action No. 04-1230-GMS, alleging that the company's mass spectrometer systems infringe U.S. patent number 4,963,736 entitled "Mass Spectrometer and Method and Improved Ion Transmission." The plaintiffs seek damages, including treble damages for alleged willful infringement, attorneys' fees, prejudgment interest and injunctive relief. The company intends to vigorously defend itself in this matter. An unfavorable outcome could have a material adverse impact on the company's financial position, results of operations, and cash flows.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

       A summary of the share repurchase activity for the company's third quarter of 2004 follows:


                                                                                                  Total Number           Maximum
                                                                                                     of Shares      Dollar Amount
                                                                                                     Purchased     of Shares That
                                                                                                    as Part of         May Yet Be
                                                                  Total                               Publicly          Purchased
                                                                 Number                              Announced          Under the
                                                              of Shares      Average Price            Plans or           Plans or
Period                                                        Purchased     Paid per Share     Programs (1)(2)    Programs (1)(2)
---------------------------------------------------------------------------------------------------------------------------------

July 4 - July 31                                              1,513,700             $28.41           1,513,700        $97,496,800
August 1 - August 28                                          2,780,000              25.21           2,780,000         27,399,500
August 29 - October 2                                         1,028,000              26.64           1,028,000             13,200
                                                              ---------                              ---------

 Total Third Quarter                                          5,321,700             $26.40           5,321,700        $    13,200
                                                              =========             ======           =========        ===========

(1) On February 26, 2004, the company announced a repurchase program authorizing the purchase of up to $100 million of the company's equity and debt securities in the open market or in negotiated transactions, which expires on February 25, 2005. Of the shares of the common stock repurchased by the company during the third quarter of 2004, 1,416,200 shares were purchased under this program. This program has been completed.
(2) On July 22, 2004, the company announced a new authorization for the purchase of up to $100 million of the company's equity and debt securities in the open market or in negotiated transactions, which expires on July 22, 2005. Of the shares of common stock repurchased by the company during the third quarter of 2004, 3,905,500 shares were purchased under this program. This program has been substantially completed.

Item 6 - Exhibits
-----------------

       See Exhibit Index on the page immediately preceding exhibits.




<

>

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 2004.

                               THERMO ELECTRON CORPORATION



                               /s/ Peter M. Wilver
                               -------------------------------------------------
                               Peter M. Wilver
                               Vice President and Chief Financial Officer



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


* Certification is not deemed "filed" for purposes of Section 18 of the Exchange
  Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.


<

>