Form 10-K
period 2004-12-31
THERMO ELECTRON CORP
filed 2005-03-16
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

As of July 2, 2004, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $4,881,520,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on July 2, 2004).

As of January 28, 2005, the Registrant had 160,828,435 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Electron Corporation's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

                           THERMO ELECTRON CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                                                                          Page
                                                                                                                          ----
                                     PART I

Item 1.      Business                                                                                                       3

Item 2.      Properties                                                                                                    15

Item 3.      Legal Proceedings                                                                                             15

Item 4.      Submission of Matters to a Vote of Security Holders                                                           15

                                     PART II

Item 5.      Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
                  Securities                                                                                               16

Item 6.      Selected Financial Data                                                                                       17

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations

             Forward-looking Statements                                                                                    18

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                                    37

Item 8.      Financial Statements and Supplementary Data                                                                   38

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                         38

Item 9A.     Controls and Procedures                                                                                       38

Item 9B.     Other Information                                                                                             39

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                                                            39

Item 11.     Executive Compensation                                                                                        39

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
                                                                                                                           40

Item 13.     Certain Relationships and Related Transactions                                                                40

Item 14.     Principal Accountant Fees and Services                                                                        40

                                     PART IV

Item 15.     Exhibits and Financial Statement Schedules                                                                    40



<

>


                           THERMO ELECTRON CORPORATION

                                     PART I
Item 1.    Business

General Development of Business

       Thermo Electron Corporation (also referred to in this document as "Thermo Electron," "we," the "company," or the "registrant") is a world-wide provider of analytical instruments that enable customers to make the world a healthier, cleaner, and safer place. We provide analytical instruments, scientific equipment, services, and software solutions for life science, drug discovery, clinical, environmental, and industrial laboratories, as well as for use in a variety of manufacturing processes and in-the-field applications including those associated with safety and homeland security.

       In the late 1980s, Thermo Electron adopted a strategy of spinning out certain businesses into separate public subsidiaries in which we kept a majority ownership. By 1997, we had spun out 22 public entities serving many diverse markets. To simplify our structure, we announced in January 2000 a major reorganization that ultimately resulted in taking private all of our public subsidiaries, selling noncore businesses, and spinning off our paper recycling and medical products businesses. As part of the reorganization, we divested of businesses with aggregate annual revenues of over $2 billion. This reorganization was substantially completed in February 2002, when we took private our last publicly traded subsidiary. In July 2004, we sold Spectra-Physics, Inc., our optical technologies segment. The businesses spun off and sold have been accounted for as discontinued operations (see "Business Segments and Products"). The company's continuing operations are comprised solely of its instrument businesses. Except where indicated, the information presented in this report pertains to our continuing operations.

       Our current strategy is to drive internal growth by developing for our customers those products, services, and solutions with the highest growth potential. In addition, we plan to augment that growth with strategic acquisitions that expand the reach of our technology and services by either rounding out our product lines or bringing them to new markets. Our strategy for growth also includes expanding our presence in developing geographic markets such as Asia, in particular China, where economic development is contributing to demand for our products. Our strategy is also to continue to improve productivity, enabling us to better serve our customers with improved products, technologies, and complete integrated systems and services.

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

<

>

                           THERMO ELECTRON CORPORATION


Business Segments and Products

       We report our business in two principal segments: Life and Laboratory Sciences and Measurement and Control.

Life and Laboratory Sciences

       We serve the pharmaceutical, biotechnology, academic, government, and other research and industrial laboratory markets, as well as the clinical laboratory and healthcare industries, through our Life and Laboratory Sciences segment. This segment has four principal product groupings - Bioscience Technologies, Scientific Instruments, Informatics and Services, and Clinical Diagnostics - and provides products and integrated solutions for various scientific challenges that support many facets of life science research. Specifically, our Biosciences Technologies products consist primarily of sample preparation and handling equipment, our Scientific Instruments products include analytical instrumentation that analyzes the prepared samples, our Informatics and Services offerings include software interpretation tools and development support for the data generated by the instruments, and our Clinical Diagnostics products and services are used by healthcare and other laboratories to prepare and analyze patient samples, such as blood.

       We sell our products through a variety of distribution channels, which include our direct sales force, distributors, independent sales representatives, independent agents, and catalogs. Generally, our more technically complex instruments and solutions are sold directly by our sales force and less sophisticated products are sold through distributors and catalogs.

       Bioscience Technologies products and integrated solutions are used primarily by pharmaceutical companies for drug discovery and development, and by biotechnology companies and universities for life science research to advance the prevention and cure of diseases and enhance the quality of life. Our broad product range includes instrumentation, consumables, and integrated automation systems that improve efficiency and productivity in the laboratory. We provide microplate-based handling, detection, and purification instruments that allow the researcher to optimize protocols while providing quality, reproducible results on a consistent basis. We also provide thermal cyclers for the amplification of nucleic acids by polymerase chain reaction (PCR) or reverse transcriptase-PCR (RT-PCR). In addition, our consumables, microtiter plates, pipettes, and pipette tips provide accuracy and precision for liquid handling in a variety of industrial, academic, government, and clinical laboratories. We also provide robotic arms, stackers, and fully integrated automation systems that are used for purposes ranging from simple storage solutions to high throughput screening, primarily for drug discovery applications.

       We also provide a broad range of equipment that is used for the preparation and preservation of chemical and biological samples, primarily for pharmaceutical, academic, clinical, and government customers. Products include incubators that are used in biological experiments to allow growth of cells and organisms in optimal conditions of temperature, carbon dioxide, and humidity as well as cold temperature storage equipment, ranging from laboratory refrigerators to freezers, ultra-low temperature freezers, and cryopreservation storage tanks, which are used primarily for storing samples in a cold environment to protect from degradation. We also offer a range of centrifuges, which are used to separate biological matrices and inorganic materials. Our microcentrifuges are primarily used for the purification of nucleic acids in the molecular biology laboratory, our general use benchtop centrifuges are suitable for processing clinical samples such as blood and urine, and our floor models are used for large volume blood processing or in laboratories with high throughput needs. Our centrifugal vacuum concentrators assist researchers in evaporating organic solvents, acids, and buffers from their samples and have a wide range of applications in preparations of deoxyribonucleic acid (DNA) oligomers and pharmaceutical compounds and our freeze dryers are used to lyophilize drugs, plants or tissues. Our biological safety cabinets enable technicians to handle samples without risk to themselves or their environment and without risk of cross contamination of samples. Equipped with filtered air ventilation, controlled laminar flow, and an ultraviolet source, biological safety cabinets can be used for forensic analysis or bioterrorism research. Other products we provide to the laboratory include circulating water baths and ovens for applications where temperature uniformity and control are critical.

<

>

                           THERMO ELECTRON CORPORATION


       In January 2005, we reached an agreement to purchase the Kendro Laboratories Products division of SPX Corporation for $833.5 million in cash, subject to a post-closing balance sheet adjustment. Kendro designs, manufactures, markets, and services a wide range of laboratory equipment for sample preparation, processing, and storage used primarily in life sciences and drug discovery laboratories as well as clinical laboratories. The acquisition is subject to regulatory approvals and other customary conditions. Kendro's revenues were approximately $375 million in 2004.

       Scientific Instruments represent the company's core offering of instrumentation, including mass spectrometry, chromatography, and optical spectroscopy, for laboratory and industrial settings, along with the automation, accessories, consumables, software, spectral reference databases, and services, to provide a complete solution. Mass spectrometry is a technique for analyzing chemical compounds, individually or in complex mixtures, by forming gas phase charged ions that are then analyzed according to mass-to-charge ratios. In addition to molecular information, each discrete chemical compound generates a fragmentation pattern that provides structurally diagnostic information. Chromatography is a technique for separating, identifying, and quantifying individual chemical components of substances based on physical and chemical characteristics specific to each component. Optical spectroscopy is a technique for analyzing individual chemical components of substances based on the absorption or emission of electromagnetic radiation of a specific wavelength of light, for example, visible (light), ultraviolet or infra-red.

       In the life sciences market, we offer a line of mass spectrometers including ion traps, quadrupoles, and hybrid mass spectrometers (MS), as well as liquid chromatographs (LCs) and columns, and hybrid multi-instrument combinations of these products as integrated solutions (LC-MS). These systems are tailored to meet the rigorous demands of lab professionals in applications such as drug discovery, life science research, and analytical quantitation.

       Ion Traps. The company's ion trap mass spectrometer product line features a four-tier portfolio to support a wide spectrum of analytical requirements. These instruments support applications ranging from compound identification and routine high performance liquid chromatography (HPLC) to sophisticated analysis of low-level components in complex biological matrices.

       - Finnigan LTQ FT(TM) - this hybrid MS system combines our most advanced ion trap and Fourier Transform (FT) Ion Cyclotron Resonance
           (ICR) technologies into a single instrument with superior analytical power and versatility. The system uniquely combines high resolution, accurate mass determinations, and MSn (mass spectrometry to the nth power) for high-throughput analysis on a single instrument.

       - Finnigan LTQ(TM) - this linear MS system, based on a 2-dimensional (2-D) linear ion trap design and incorporating patented innovative technologies and ease-of-use features, is primarily used for metabolic profiling and proteomics research.

       - Finnigan LCQ(TM) Deca XP MAX - this ion trap mass spectrometer is used primarily for rapid metabolite identification, peptide mapping, and complex mixture analysis. It features our new Ion Max(TM) source, an improved front-end ion source, which provides ruggedness and full scan sensitivity, making it a valuable tool for analysis of in-vivo and in-vitro samples.

       - Finnigan LCQ Advantage MAX - this ion trap mass spectrometer integrates the power of MS/MS with an LC system, boosting analytical power with library searchable MS/MS spectra for reliable compound identification. This instrument delivers high productivity for routine HPLC environments.

<

>

                           THERMO ELECTRON CORPORATION


       Triple Quadrupole MS. The company's TSQ Quantum Series of mass spectrometers represents a highly advanced and powerful line of triple quadrupole mass spectrometers.

       - Finnigan TSQ(TM) Quantum Discovery MAX - this high-performance, ultra compact benchtop MS system incorporates innovative new technology for increased sensitivity, precision, ruggedness, and reliability. It is principally designed for high-productivity environments such as environmental, clinical, and drug discovery laboratories. With the Ion Max source, the Finnigan TSQ Quantum Discovery MAX addresses the need of these laboratories for more rugged and dependable LC/MS/MS to enable around-the-clock productivity.

       - Finnigan TSQ Quantum Ultra EMR - this recently introduced MS offers higher resolution and an extended mass range (EMR) of up to 3000 Daltons. This extended mass range capability allows high-resolution analysis of a whole new class of biopolymers including peptides, polysaccharides, and oligonucleotides. The system delivers a complete solution for the proteomics and large molecule research community.

       - The Finnigan TSQ Quantum Ultra - this MS is an advanced instrument used primarily for bioanalytical and environmental analysis. It features the Ion Max source with interchangeable electrospray ionization (ESI) and atmospheric pressure chemical ionization (APCI) probes and a wide aperture titanium skimmer for increased robustness and sensitivity.

       A significant and growing application for our technology-driving mass spectrometers is proteomics, the study of proteins. Most drugs - about 90 percent - interact with proteins, so multi-instrument systems that can rapidly identify and quantify proteins are of increasing value to pharmaceutical and biotechnology customers. We continue to introduce new systems that address the breadth of primary analytical needs for high-throughput analysis and proteomics research, as well as for other growing life science areas such as:

       - Biomarkers - compounds which may be endogenous and signal the early onset of a specific disease.

       - ADME/Tox - Absorption, Distribution, Metabolism, Excretion, and Toxicology studies that are conducted for drug discovery in support of human clinical trials.

       - Metabalomics - measurement of the real biochemical status, dynamics, interactions, and regulation of whole systems or organisms at a molecular level.

       The sensitivity of our Finnigan LTQ ion trap and the power of our Finnigan LTQ FT hybrid MS, particularly with the new vMALDI source, are being used to improve protein detection, and our SEQUEST(R) (registered trademark of the University of Washington) software provides higher sensitivity and accuracy for protein identification.

       Liquid Chromatography. Our HPLC systems, such as the Finnigan Surveyor Plus and Finnigan SpectraSYSTEM, offer high throughput and sensitivity. They are sold as stand-alone instrumentation (HPLC) or as integrated systems with our mass spectrometers (LC-MS). These products utilize our comprehensive line of HPLC columns, including HYPERSIL(TM) Gold, HyPurity(TM), and Aquasil columns.

       Beyond the life sciences market, our chemical analysis instrumentation uses various separation and optical spectroscopy techniques to determine the elemental and molecular composition of a wide range of complex liquids and solids. We manufacture and market a range of spectroscopy instruments using gas chromatography (GC), GC mass spectrometry (GC-MS), combustion analysis, atomic absorption (AA), inductively coupled plasma-mass spectrometer (ICP-MS), Fourier transform infrared (FT-IR), near-infrared (NIR), Optical Emission (OE), Raman, ultraviolet/visible (UV-Vis), fluorescence, X-ray diffractometry (XRD), X-ray fluorescence (XRF), and infrared and X-ray microspectroscopy. We also develop state-of-the-art advanced instrumentation, including magnetic sector MS, auger, and X-ray photoelectron spectroscopy systems. Customers include environmental,

<

>

                           THERMO ELECTRON CORPORATION


pharmaceutical, polymer, petrochemical, food, semiconductor, energy, coatings, geological, steel, and basic material producers, who frequently use these instruments for quality assurance and quality control applications, primarily in a laboratory.

       Informatics and Services offerings include laboratory information management systems (LIMS), chromatography data systems, database analytical tools, and instrument integration solutions for customers in regulated and nonregulated industries such as pharmaceuticals, biotechnology, petrochemicals, chemicals, and food and beverage. We also provide desktop spectroscopy software for data processing, data management, 3-D data viewing, spectral reference databases, and chemometrics. Each of these software systems is critical to regulatory compliance because they facilitate the monitoring and analysis of samples by storing and organizing the massive amounts of analytical data gathered in laboratories, industrial settings, and clinical-testing sites. To support our global installations, we provide implementation, validation, training, maintenance, and support from our large globally-based informatics services network.

       We expanded our LIMS offerings in September 2004 with the acquisition of InnaPhase Corporation, a supplier of application-oriented LIMS software solutions for the pharmaceutical and biotechnology markets.

       Our expanded portfolio includes SampleManager, an enterprise LIMS used in laboratories at leading companies in the pharmaceutical, oil and gas, environmental, chemical, and food and beverage industries; Watson(TM), an industry-leading LIMS for pharmaceutical bioanalytical laboratories; Galileo(TM) LIMS, designated specifically for ADME and in-vitro testing in early drug discovery and development; and Nautilus LIMS, used by leading biotechnology laboratories because of its application-specific functionality and configurability. In addition, we market the Atlas chromatography data system, a multi-industry enterprise-class system that is tightly integrated with our LIMS solutions for greater accuracy and consistent reporting of shared data. Our Enterprise Pharmacology (EP) Series(TM) and Kinetica(TM) database analytical tools are used in pharmacokinetics and pharmacodynamics and our GRAMS/AI is a comprehensive desk-top spectroscopy data processing and management solution.

       Our software portfolio also includes Retriever(TM), a reporting and data-mining application for accessing and sharing information from our suite of LIMS products, and Migration Agent, a professional services-driven process that includes software tools for data migration to facilitate a successful transition to a new or upgraded LIMS solution.

       We also provide a global services network of experienced consultants that provide a broad range of services focused on the successful implementation of our customers' projects. These services include project planning, management of user workshops, defining business requirements, milestone delivery, systems integration, workflow modeling, and validation consultancy.

       Furthering our strategy to become the most comprehensive service provider to scientific laboratories, we acquired Laboratory Management Systems, Inc.
(LMSi) in November 2003 and US Counseling Services, Inc. (USCS) in April 2004. LMSi provides multi-vendor laboratory instrument services, including instrument qualifications and computer systems validation, regulatory compliance, metrology, and certification as well as a range of consulting services to the pharmaceutical and related industries. USCS is a leader in equipment asset management services in the pharmaceutical and healthcare industries with solutions that deliver instrument and equipment maintenance management, physical inventory tracking, and enterprise-wide maintenance reporting to help customers improve the performance of their laboratory facilities.

       Clinical Diagnostics products and services are used by healthcare laboratories in doctors' offices and hospitals to prepare and analyze patient samples, such as blood, urine, body fluids or tissue sections, to detect and diagnose diseases, such as cancer.

<

>

                           THERMO ELECTRON CORPORATION


       Our clinical chemistry offerings include clinical chemistry analyzers and reagents to analyze and measure routine blood and urine chemistry, such as glucose and cholesterol; and advanced testing for specific proteins, therapeutic drug monitoring, and drugs of abuse. We also provide pre- and post-analytical automation for preparation of blood and urine specimens before and after analysis.

       Our anatomical pathology products consist of cytocentrifuges for cell preparation of body fluids; tissue processors for preparation of tissue samples; microtomes for sectioning of processed tissues, and slide stainers to highlight abnormal cells for microscopic examination and diagnosis. We also supply a complete line of ventilated workstations, dissecting tables, autopsy sinks, and cadaver storage for forensic investigation and morgue facilities.

       Our rapid diagnostics products utilize our patented OIA(R) (Optical ImmunoAssay) technology to provide highly sensitive and specific diagnostic test results in minutes. They are widely used in physicians' offices, hospitals, and reference laboratories to test for respiratory, gastrointestinal, and sexually transmitted infectious diseases. Our products include tests for Group A and B Streptococcus; Influenza A and B; Chlamydia; Gonorrhea; Respiratory Syncytial Virus (RSV), the most common cause of lower respiratory tract infections in children worldwide; and Clostridium difficile toxin A.

Measurement and Control

       Our Measurement and Control segment serves industrial markets and governmental agencies by providing products and services for process control and optimization, and for environmental monitoring, safety, and security. Our products enable customers to increase quality, improve productivity, ensure worker safety, and improve environmental protection and regulatory compliance. In addition, we offer a comprehensive range of fixed and portable chemical-, radiation-, and explosives-detection instruments to help ensure the safety of public places and people. This segment has two principal product groupings, Process Instruments and Environmental Instruments.

       We sell our products through a variety of distribution channels, which include our direct sales force, distributors, independent sales representatives, independent agents, and catalogs to end-users and original equipment manufacturers. Generally, our more technically complex instruments and solutions are sold directly by our sales force and less sophisticated products are sold through distributors and catalogs.

       Process Instruments include online instrumentation products, solutions, and services that provide regulatory inspection, quality control, package integrity, process measurements, precise temperature control, physical, elemental and compositional analysis, surface and thickness measurements, remote communications, and flow and blend optimization. We serve a variety of industries, such as oil and gas, petrochemical, pharmaceutical, food and beverage, consumer products, power-generation, metal, cement, minerals and mining, semiconductor, polymer, coatings and adhesives manufacturers, water and wastewater treatment facilities, and pulp and paper manufacturers. Our Process Instruments include four principal product lines: control technologies, materials and minerals, process systems, and weighing and inspection.

       Through our control technologies product line we are a leading manufacturer of precision temperature control, material characterization, compliance test systems, and high vacuum components for the global industrial and laboratory markets. The temperature-control product line includes the NESLAB(TM) and HAAKE(TM) lines of heated/refrigerated circulating baths, immersion coolers, and re-circulating chillers. Customers use these products to control highly critical manufacturing processes, such as semiconductor manufacturing operations or pharmaceutical-grade extrusion lines. We provide material characterization instruments that help our customers analyze materials for viscosity, surface tension, and thermal properties. For instance, our highly flexible Haake-MARS(TM) and Haake-POLYLAB(TM) products lead the market in accuracy and flexibility for measuring a wide range of rheological properties in the lab and in process applications. Our compliance-test systems and simulators ensure that electronic components and systems meet international and industry standards for electromagnetic compatibility and electrostatic discharge. We also manufacture components, assemblies, and systems used to produce high- and ultra-high vacuum operations in industrial, educational, and R&D applications. These products range from small gaskets to walk-in chambers.

<

>

                           THERMO ELECTRON CORPORATION



       Our materials and minerals products include online bulk material analysis systems, such as the CBX(TM) and CQM(TM) products, and use proprietary, ultrahigh-speed, non-invasive measurement technologies that use neutron activation and measurement of gamma rays to analyze, in real time, the physical and chemical properties of streams of raw materials. These products are used in the coal, cement, minerals, and other bulk material handling applications to analyze entire streams of material and eliminate the need for off-line sampling, which can add production time, waste, and cost. Our analyzer products coupled with material-handling products help our customers optimally blend raw feed streams to control sulfur and ash in coal-fired power plants. We also provide systems, such as the Radiometrie(TM) line of products, to measure the total thickness, basis weight, and coating thickness of flat-sheet materials, such as metal strip, plastics, foil, rubber, glass, paper, and other web-type products. These gauging products use ionizing and non-ionizing technologies to perform high-speed, real-time, non-invasive measurement.

       Our process systems help oil and gas, refining, petrochemical, electric-utility, and other manufacturers optimize their processes. Our instruments provide sophisticated measurement and sensor systems to improve efficiency, provide process and quality control, maintain regulatory compliance, and increase worker safety. For instance, our gas flow computers support custody transfer applications in the production and transmission of natural gas; our KRIL(TM) level and interface detection products are used in extremely harsh coker applications for petroleum refining; and our VG Prima(TM) line of process mass spectrometers help our customers detect minute constituents in process gases. These systems provide real-time direct and remote data collection, analysis, and local control functions using a variety of technologies, including radiation, radar, ultrasonic, and vibration measurement principles, gas chromatography, and mass spectrometry. As another example, our SOLA(TM) line of products, based on pulsed UV fluorescence technology, is the leading online sulfur analyzer used by refiners to bring clean fuels to consumers.

       Our weighing and inspection products serve the food and beverage, pharmaceutical packaging, and bulk material handling industries. For the food and beverage and pharmaceutical markets, we provide solutions to help our customers attain safety and quality standards. Our products are based on a variety of technologies, such as X-ray imaging and ultratrace chemical detection, to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts. For example, our DSP(TM) line of metal detectors uses non-invasive, high-speed, flux technology to inspect packaged products; our AC line of checkweighers is used to weigh packages on high-speed packaging lines; our InScan(TM) line uses X-ray imaging to enable our customers to inspect canned or bottled beverages at very high speed; and the PureAqua(TM) line provides online-sniffing technology to inspect recycled bottles for traces of contaminants before refilling. We also provide bulk material handling products such as belt-scales, flow meters, safety switches, and contamination detectors to enable solids-flow-monitoring, level measurements, personnel safety, spillage prevention, and contamination detection for a wide variety of processing applications in the food, minerals, coal, cement, and other bulk solids handling markets.

       Environmental Instruments include portable and fixed instrumentation used to help our customers protect people and the environment, with particular focus on environmental compliance, product quality, worker safety, process efficiency, and security. Key end markets include fossil fuel and nuclear-powered electric generation facilities, federal and state agencies such as the Environmental Protection Agency (EPA) and first responders such as the New York Police Department, national laboratories such as Los Alamos, general commercial and academic laboratories, transportation security for sites such as ports and airports, and other industrial markets such as pulp and paper and petrochemical. Our instrumentation is used in four primary applications: air quality monitoring and gas detection, water quality and aqueous solutions analysis, radiation measurement and protection, and explosives detection.

       We are a leader in air quality instruments for ambient air and continuous emissions monitoring. Primary markets and customers include environmental regulatory agencies, emissions generating industries such as power generation and pulp and paper, first responders, and industrial customers with Occupational Safety and Health Administration-related gas detection requirements. Our instruments utilize a variety of leading analytical techniques, such as chemiluminescence, which uses the light emission from chemical reactions to detect gases at the parts per trillion level to detect common air pollutants such as nitrogen dioxide. The iSeries(TM) family of analyzers uses various


<

>

                           THERMO ELECTRON CORPORATION


optical detection technologies to monitor parts per billion levels of regulated pollutants, such as ground level ozone and sulfur dioxide. Further, state and federal environmental agencies, as well as environmental compliance officers at facilities that generate emissions into the air, use our stack gas monitoring systems to ensure that governmentally mandated standards are being met. Our industrial hygiene products measure combustible gases such as carbon monoxide, toxic gases such as hydrogen sulfide, and hazardous chemicals such as benzene. The instruments range from hand-held monitors that are used at hazardous waste sites for remediation activities, to general-purpose portable products for personnel exposure monitoring, to sophisticated fixed systems in industrial facilities for early warning of unsafe combustible and toxic gas concentrations. In addition to these core applications, our product portfolio includes particulate monitoring instruments and leak detection monitors.

       Our water analysis business is recognized as an industry leader for high quality meters, electrodes, and solutions for the measurement of pH, ions, conductivity, and dissolved oxygen. Marketed under the Orion(TM) product name, our products are sold across a broad range of industries for a variety of laboratory, field, and process applications. Based on electrochemical sensing technology, these products are used wherever the quality of water and water-based products is critical. Primary applications include quality assurance, environmental testing, and regulatory compliance in end markets such as general laboratories, life science, water and wastewater, food and beverage, chemical, pharmaceutical, and power-generation.

       Our radiation measurement and protection instruments are used to monitor, detect, and identify specific forms of radiation in nuclear power, environmental, industrial, medical, and security applications. For example, power- generation facilities distribute our Mark II(TM) electronic pocket-calculator sized personal dosimeters to employees who work in areas that may expose them to radiation to capture the legal dose of record to which they are daily exposed. In addition, our customers use contamination monitors, such as our PCM2(TM), in at-risk locations around their facilities to monitor radiation. A variety of our detectors, such as the Surveyor 2000(TM), are used to monitor radiation levels and dosage using gross gamma detection methods. Using these methods, which can both measure and identify the source of radiation, our product portfolio includes hand-held survey meters and vehicle and pedestrian portals used in steel mills to stop a radiation source from entering a steel recycling process as well as at border crossings to stop illicit transport of radioactive material. Environmental and contamination monitors are used by nuclear power plants to ensure worker safety.

       Our security instruments and systems include a comprehensive range of internally developed stationary and portable instruments used for chemical, radiation, and trace explosives detection. These instruments are based upon analytical technologies used in our core markets that we have refined for the specific needs of the security market, including key customers like the Department of Homeland Security, the Department of Defense, the Department of Energy, and first responders. Our instruments are used for the detection and prevention of terrorist acts at airports, embassies, cargo facilities, border crossings, and other high-threat facilities, as well as at major events such as the Olympics. For example, the EGIS(TM) System is designed to identify explosives so that they can be intercepted before being taken to their intended destination, whether it is an airplane, building, or other target. EGIS is currently being used to screen checked and carry-on baggage, packages, and personnel at airports, buildings, military bases, and embassies. EGIS utilizes separation and detection technologies identical to those used in advanced forensic laboratories worldwide: gas chromatography combined with chemiluminescent detection. The Transportation Security Administration (TSA) has approved the EGIS System as in accordance with TSA's trace explosive detection standards, and has placed these technologies on its Qualified Vendor List for trace explosive detection systems. EGIS and our other instruments are also used by first responders, hazardous material teams, and forensics labs in response to a terrorist event.

       For financial information about segments, including domestic and international operations and export sales, see Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

<

>

                           THERMO ELECTRON CORPORATION


Discontinued Operations

       In July 2004, we sold Spectra-Physics, which constituted our optical technologies segment, to Newport Corporation. Spectra-Physics manufactures and distributes high-powered semiconductor and solid-state lasers for industrial, scientific, electronics, and biomedical markets. The business also manufactures and distributes optical and optoelectronic components and systems that make, move, manipulate, and measure light. This business has been reflected as a discontinued operation in the accompanying financial statements. As part of the consideration for the sale of Spectra-Physics, the company obtained a note receivable from Newport and shares of Newport common stock (Note 16).

New Products and Research and Development

       Our business includes the development and introduction of new products and may include entry into new business segments. We are not currently committed to any new products that require the investment of a material amount of our funds, nor do we have any definitive plans to enter new businesses that would require such an investment.

       During 2004, 2003, and 2002, we spent $134.7 million, $128.0 million, and $132.0 million, respectively, on research and development.

Raw Materials

       Our management team believes that we have a readily available supply of raw materials for all of our significant products from various sources. We do not anticipate any difficulties obtaining the raw materials essential to our business.

Patents, Licenses, and Trademarks

       Patents are important in both segments of our business. No particular patent, or related group of patents, is so important, however, that its loss would significantly affect our operations as a whole. Where appropriate, we seek patent protection for inventions and developments made by our personnel and incorporated into our products or otherwise falling within our fields of interest. Patent rights resulting from work sponsored by outside parties do not always accrue exclusively to the company and may be limited by agreements or contracts.

       We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks used in connection with products. We also enter into license agreements with others to grant and/or receive rights to patents and know-how.

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

<

>

                           THERMO ELECTRON CORPORATION


Backlog

       Our backlog in continuing operations of firm orders at year-end 2004 and 2003 was as follows:


                                                                                                              2004         2003
                                                                                                            --------     --------
                                                                                                               (In thousands)

       Life and Laboratory Sciences                                                                         $339,662     $261,033
       Measurement and Control                                                                               127,329      108,603
                                                                                                            --------     --------

                                                                                                            $466,991     $369,636
                                                                                                            ========     ========

       We believe that virtually all of our backlog at the end of 2004 will be filled during 2005. The increase in backlog in 2004 is due to acquisitions and, to a lesser extent, currency translation and increased demand.

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

Life and Laboratory Sciences

       Bioscience Technologies. In the markets for these products, our principal competitors include Eppendorf AG; Gilson, Inc.; Tecan Group Ltd.; PerkinElmer, Inc.; Molecular Devices Corp.; Kendro Laboratory Products (a division of SPX Corporation); Sanyo Electric Biomedical Co. (a subsidiary of Sanyo Electric Co.); New Brunswick Scientific Co., Inc.; Nuaire, Inc.; Beckman Coulter, Inc.; Fisher Scientific International Inc.; The Baker Company; and Sheldon Mfg. Inc.

       Scientific Instruments. In the markets for these products, our principal competitors include Applied Biosystems Inc.; Agilent Technologies Inc.; Waters Corporation; Shimadzu Corporation; PerkinElmer; Bruker Biosciences Corporation; Hitachi, Ltd.; and Varian Inc.

<

>

                           THERMO ELECTRON CORPORATION


       Informatics and Services. In the markets for these offerings, our principal competitors include PerkinElmer; Applied Biosystems; Agilent; LabWare, Inc.; and GE Medical Systems (a General Electric Company going to market as GE Healthcare).

       Clinical Diagnostics. In the markets for these products, our principal competitors include Leica Microsystems; Sakura Finetechnical Co., Ltd.; Becton, Dickinson and Company; Quidel Corporation; Apogent Technologies Inc. (a subsidiary of Fisher Scientific International Inc.); and Roche Diagnostics (a division of F. Hoffmann-La Roche A.G.).

Measurement and Control

       Process Instruments. In the markets for these products, our principal competitors include Mettler-Toledo International Inc.; Yokogawa Electric Corporation; Fisher-Rosemount (a division of Emerson Electric Co.); ABB Ltd.; Endress & Hauser Holding AG; Integrated Measurement Systems, Inc.; Antek Instruments, Inc.; SMC Corporation; Lytron Inc.; Julabo USA, Inc.; TA Instruments Inc.; Gottfert Inc.; C.W. Brabender Instruments, Inc.; and MDC Technology (a division of Emerson Electric Co.).

       Environmental Instruments. In the markets for these products, our principal competitors include Mettler-Toledo; Horiba Instruments Inc.; Fisher-Rosemount; Danaher Corporation; Teledyne Advanced Pollution Instrumentation, Inc.; RAE Systems Inc.; Canberra Industries, Inc.; MGP Instruments, Inc.; GE Interlogix Inc. (a subsidiary of General Electric Company); and Smiths Group PLC.

Environmental Protection Regulations

       Complying with federal, state, and local environmental protection regulations should not significantly affect our capital spending, earnings, or competitive position.

Number of Employees

       As of December 31, 2004, we had approximately 9,900 employees.

Financial Information About Geographic Areas

       Financial information about geographic areas is summarized in Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

Available Information

       The company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission
(SEC) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a Web site that contains reports, proxy and information statements, and other information that issuers, including the company, file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on or through our own Web site at www.thermo.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 81 Wyman Street, Waltham, Massachusetts 02451.

<

>

                           THERMO ELECTRON CORPORATION


Executive Officers of the Registrant


Name                         Age    Present Title (Fiscal Year First Became Executive Officer)
------------------           ---    ----------------------------------------------------------

Marijn E. Dekkers             47    President and Chief Executive Officer (2000)
Marc N. Casper                36    Senior Vice President (2001)
Guy Broadbent                 41    Vice President; President, Bioscience Technologies (2001)
Seth H. Hoogasian             50    Vice President, General Counsel, and Secretary (2001)
Stephen G. Sheehan            49    Vice President, Human Resources (2003)
Peter M. Wilver               45    Vice President and Chief Financial Officer (2003)
Peter E. Hornstra             45    Corporate Controller and Chief Accounting Officer (2001)


       Mr. Dekkers was appointed Chief Executive Officer in November 2002 and President in July 2000. He was Chief Operating Officer from July 2000 to November 2002. From June 1999 to June 2000, Mr. Dekkers served as president of Honeywell International's electronic materials division.

       Mr. Casper was appointed Senior Vice President of Thermo Electron in December 2003. He was President, Life and Laboratory Sciences from December 2001 to March 2005. He was Vice President of Thermo Electron from December 2001 to December 2003. From July 2000 to July 2001, Mr. Casper was president and chief executive officer of Kendro Laboratory Products, a life sciences company that provides sample-preparation and processing equipment. From May 1999 to June 2000, Mr. Casper was president for the Americas at Dade Behring Inc., a manufacturer of clinical-diagnosis products.

       Mr. Broadbent was appointed President, Bioscience Technologies in November 2004 and Vice President of Thermo Electron in January 2001. He was President, Spectra-Physics Division from December 2003 to July 2004 and was President, Optical Technologies from October 2000 to December 2003. From May 2000 to October 2000, Mr. Broadbent was vice president and general manager of the amorphous metals division of Honeywell International, and from November 1998 to April 2000, he was business director for Honeywell International's specialty fluorine division.

       Mr. Hoogasian was appointed Secretary in 2001, Vice President in 1996, and General Counsel in 1992.

       Mr. Sheehan was appointed Vice President, Human Resources in August 2001. From 1997 to July 2001, Mr. Sheehan served as vice president of human resources for Merck Research Labs, the research unit of Merck & Co., Inc., a pharmaceutical company.

       Mr. Wilver was appointed Vice President and Chief Financial Officer in October 2004. He was Vice President, Financial Operations from October 2000 to October 2004. From February 2000 to September 2000, Mr. Wilver was vice president and chief financial officer of Honeywell International's electronic materials division, and from May 1998 to January 2000, he was finance director of its aerospace aftermarket services business.

       Mr. Hornstra was appointed Chief Accounting Officer in January 2001 and Corporate Controller in 1996.



<

>

                           THERMO ELECTRON CORPORATION


Item 2.    Properties

       The location and general character of our principal properties by segment as of December 31, 2004, are as follows:

Life and Laboratory Sciences

       We own approximately 1,495,000 square feet of office, engineering, laboratory, and production space, principally in Ohio, Wisconsin, California, Virginia, Texas, and Pennsylvania within the U.S., and in Germany, Italy, France, and Switzerland. We lease approximately 1,857,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts and Colorado within the U.S., and in Finland, France, England, China, Denmark, and Japan, under various leases that expire between 2005 and 2022.

Measurement and Control

       We own approximately 700,000 square feet of office, engineering, laboratory, and production space, principally in New Hampshire, Minnesota, and New Mexico within the U.S., and in Germany and England. We lease approximately 800,000 square feet of office, engineering, laboratory, and production space, principally in Massachusetts and Texas within the U.S., and in England, under various leases that expire between 2005 and 2013.

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

Item 3.    Legal Proceedings

       On September 3, 2004, Applera Corporation, MDS Inc., and Applied Biosystems/MDS Scientific Instruments filed a complaint in U.S. District Court for the District of Delaware, Civil Action No. 04-1230-GMS, alleging that the company's mass spectrometer systems infringe U.S. patent number 4,963,736 entitled "Mass Spectrometer and Method and Improved Ion Transmission." The plaintiffs seek damages, including treble damages for alleged willful infringement, attorneys' fees, prejudgment interest, and injunctive relief. The company intends to vigorously defend itself in this matter. An unfavorable outcome could have a material adverse impact on the company's financial position, results of operations, and cash flows. On December 8, 2004 and February 23, 2005, the company asserted in two lawsuits in the same Delaware court, that the plaintiffs infringe two patents of the company. The lawsuits brought by the company seek relief similar to that being sought by the plaintiffs.

Item 4.    Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during our 2004 fourth fiscal quarter.

<

>

                           THERMO ELECTRON CORPORATION

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

       Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company's common stock for 2004 and 2003, as reported in the consolidated transaction reporting system.

                                                                                         2004                       2003
                                                                                 --------------------       --------------------
                                                                                   High           Low         High           Low
                                                                                 ------        ------       ------        ------

       First Quarter                                                             $29.33        $25.03       $20.38        $17.02
       Second Quarter                                                             31.00         27.81        22.36         17.57
       Third Quarter                                                              29.45         24.21        23.33         21.00
       Fourth Quarter                                                             30.88         26.20        25.37         21.40


Holders of Common Stock

       As of January 28, 2005, the company had 9,481 holders of record of its common stock. This does not include holdings in street or nominee names.

Dividend Policy

       The company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Payment of dividends will rest within the discretion of the company's Board of Directors and will depend upon, among other factors, the company's earnings, capital requirements, and financial condition.

Issuer Purchases of Equity Securities

       The company did not repurchase any of its debt or equity securities during the fourth quarter of 2004. As of December 31, 2004, the authorization by the company's Board of Directors to repurchase company securities had been substantially expended.

<

>

                           THERMO ELECTRON CORPORATION


Item 6.    Selected Financial Data


                                                                 2004 (a)      2003 (b)      2002 (c)      2001 (d)      2000 (e)
                                                                 --------      --------      --------      --------      --------
                                                                               (In millions except per share amounts)

Statement of Operations Data
Revenues                                                         $2,206.0      $1,899.4      $1,849.4      $1,916.2      $2,033.8
Operating Income                                                    237.5         187.4         169.9          82.4         253.6
Income from Continuing Operations Before Cumulative Effect
 of Change in Accounting Principle                                  218.4         175.2         203.4          76.0          54.4
Income (Loss) Before Cumulative Effect of Change in
 Accounting Principle                                               361.8         200.0         309.7           0.2         (23.2)
Net Income (Loss)                                                   361.8         200.0         309.7          (0.8)        (36.1)
Earnings per Share from Continuing Operations Before
 Cumulative Effect of Change in Accounting Principle:
    Basic                                                            1.34          1.08          1.21           .42           .32
    Diluted                                                          1.31          1.05          1.17           .41           .31
Earnings (Loss) per Share:
    Basic                                                            2.22          1.23          1.84             -          (.22)
    Diluted                                                          2.17          1.20          1.73             -          (.22)

Balance Sheet Data
Working Capital                                                  $  890.9      $  710.5      $  667.8      $  823.2      $1,737.0
Total Assets                                                      3,576.7       3,389.3       3,651.5       3,825.1       4,863.0
Long-term Obligations                                               226.1         229.5         451.3         727.5       1,521.0
Minority Interest                                                       -             -             -           0.1           0.1
Shareholders' Equity                                              2,665.6       2,381.7       2,030.3       1,908.1       2,534.0


       Through 2002, the company had a fiscal year end ending the Saturday nearest December 31. In 2003, the company changed its year end to December 31. The consolidated financial statements for fiscal years 2000 and 2001 were audited by Arthur Andersen LLP, which has ceased operations. The results of Spectra-Physics have been reclassified to discontinued operations for all years presented.

(a) Reflects a $19.2 million pre-tax charge for restructuring and other costs; $9.6 million of pre-tax gains from the sale of shares of Thoratec Corporation; $33.8 million of tax benefits recorded on completion of tax audits; after-tax income of $143.5 million related to the company's discontinued operations; and the repurchase of $231.5 million of the company's common stock.
(b) Reflects a $45.3 million pre-tax charge for restructuring and other costs; $16.3 million of pre-tax gains from the sale of shares of Thoratec; $13.7 million of pre-tax gains from the sale of shares of FLIR Systems, Inc.; after-tax income of $24.8 million related to the company's discontinued operations; and the repurchase and redemption of $356.9 million of the company's debt and equity securities.
(c) Reflects a $46.2 million pre-tax charge for restructuring and other costs; $111.4 million of pre-tax gains from the sale of shares of FLIR; after-tax income of $106.3 million related to the company's discontinued operations; the repurchase and redemption of $924.9 million of the company's debt and equity securities; and the reclassification of the company's $71.9 million principal amount 4 3/8% subordinated convertible debentures from long-term obligations to current liabilities as a result of the company's decision to redeem them in April 2003. Also reflects the adoption of SFAS No. 142, under which amortization of goodwill ceased.
(d) Reflects a $107.4 million pre-tax charge for restructuring and other costs; $35.1 million of pre-tax gains from the sale of shares of FLIR; an after-tax loss of $75.8 million related to the company's discontinued operations; a $1.0

<

>

                           THERMO ELECTRON CORPORATION


      million after-tax charge reflecting the cumulative effect of a change in accounting principle for the adoption of SFAS No. 133; and the reclassification of $468.1 million of subordinated convertible debentures from long-term obligations to current liabilities as a result of the company's decision to redeem them in March 2002. Also reflects the spinoff of the company's Kadant and Viasys Healthcare subsidiaries and the repurchase of $511.4 million of the company's debt and equity securities.
(e) Reflects $5.7 million of pre-tax restructuring and other income, net; an after-tax loss of $77.6 million related to the company's discontinued operations; the issuance of company common stock valued at $448.7 million to acquire the minority interest of certain subsidiaries; and a $12.9 million after-tax charge reflecting the cumulative effect of a change in accounting principle for the adoption of SAB No. 101.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Reference is made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations to Notes to Consolidated Financial Statements, which begin on page F-1 of this report.

Overview of Results of Operations and Liquidity

       The company develops and manufactures a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. During 2000 and 2001, the company carried out the principal aspects of a major reorganization plan under which it sold or spun off many noncore businesses. In 2004, the company sold Spectra-Physics, its optical technologies segment. As a result of these actions, the company's continuing operations are comprised solely of its instrument businesses. The businesses that have been spun off and sold have been presented as discontinued operations in the accompanying financial statements. The company's continuing operations fall into two principal business segments: Life and Laboratory Sciences and Measurement and Control.


       Revenues                                                                        2004                       2003
       --------                                                               ----------------------     ----------------------
                                                                                         (Dollars in thousands)

       Life and Laboratory Sciences                                           $1,573,445       71.3%     $1,293,009       68.1%
       Measurement and Control                                                   632,550       28.7%        601,104       31.6%
       Other                                                                           -           -          5,265        0.3%
                                                                              ----------       -----     ----------       -----

                                                                              $2,205,995        100%     $1,899,378        100%
                                                                              ==========       =====     ==========       =====


       The company's revenues grew by 16% during 2004. The strengthening of non-U.S. currencies relative to the dollar caused an increase in reported revenues as did acquisitions, net of divestitures. In addition to the change in revenues caused by currency translation and acquisitions, net of divestitures, which are discussed below, sales increased 4% in 2004, primarily due to increased demand. The higher demand resulted primarily from a recovery in the U.S. and Asian economies that has positively affected capital spending across many markets addressed by the company together with growth from new product introductions.

       The company's strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2004 and 2003. The principal acquisitions included InnaPhase Corporation, a supplier of laboratory information management systems for the pharmaceutical and biotechnology markets, which was acquired in September 2004; US Counseling Services, Inc. (USCS), a supplier of equipment asset management services to the pharmaceutical, healthcare, and related industries, which was acquired in April 2004; Jouan SA, a global supplier of products used to prepare and preserve laboratory samples, which was acquired in December 2003; Laboratory Management Systems, Inc. (LMSi), a supplier of regulatory instrument and consulting services to the pharmaceutical and related industries, which was acquired in November 2003; and the personal radiation-detection instruments product line from Siemens plc, which was acquired in October 2003.

<

>

                           THERMO ELECTRON CORPORATION


       In 2004, the company's operating income and operating income margin improved to $237.5 million and 10.8%, respectively, from $187.4 million and 9.9%, respectively, in 2003. (Operating income margin is operating income divided by revenues.) The improvement resulted primarily from lower restructuring costs, net, in 2004 and a lower cost base following restructuring actions in 2003 and, to a lesser extent, higher revenues, offset in part by $13.8 million of higher amortization expense associated with acquisition-related intangible assets. Restructuring and other costs, net, (including charges to cost of revenues associated with the sale of inventories revalued at the date of acquisition and facility consolidations) reduced operating income by $19.2 million and $45.3 million in 2004 and 2003, respectively.

       The company's effective tax rate was 15.8% and 21.3% in 2004 and 2003, respectively. The effective tax rate in 2004 includes a benefit of $33.8 million associated with the settlement of tax audits. The effective tax rate in 2003 includes a tax benefit from the reversal of a valuation allowance for tax credit carryforwards of $9.0 million and a tax benefit of $3.7 million from the sale of a business. The company expects its effective tax rate in 2005 for its existing business will be approximately 29%.

       Income from continuing operations increased to $218.4 million in 2004, from $175.2 million in 2003, primarily due to the higher operating income discussed above, offset in part by lower gains from the sale of investments.

       During 2004, the company's cash flow from operations totaled $264.5 million, compared with $214.7 million in 2003. The increase resulted primarily from higher income offset in part by increased investment in working capital in 2004.

       As of December 31, 2004, the company's outstanding debt totaled $241.1 million, of which 93% is due in 2007 and thereafter. The company expects to borrow up to $600 million in 2005 through a 364-day bridge financing commitment obtained in connection with the January 2005 agreement to acquire Kendro Laboratory Products for $833.5 million, subject to a post-closing adjustment. The commitment is subject to customary conditions for financings of this type. The company expects that its existing cash and short-term investments of $512.3 million as of December 31, 2004, and the company's future cash flow from operations together with available unsecured borrowings of up to $250 million under its existing 5-year revolving credit agreement and commitment for funds to acquire Kendro, are sufficient to meet its capital requirements for the foreseeable future, including at least the next 24 months.

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

       The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

       (a) The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $22.8 million at December 31, 2004. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer, and any other information that is relevant to the judgment. If the financial condition of the company's customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

<

>

                           THERMO ELECTRON CORPORATION


       (b) The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value taking into consideration usage in the preceding 12 months, expected demand, and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional writedowns may be required.

       (c) The company periodically evaluates goodwill for impairment using forecasts of discounted future cash flows. Goodwill totaled $1.51 billion at December 31, 2004. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other factors. Different assumptions from those made in the company's analysis could materially affect projected cash flows and the company's evaluation of goodwill for impairment. Should the fair value of the company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary.

       (d) The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values and annual amortization expense from those established at the dates of acquisition.

       (e) The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $594.0 million at December 31, 2004, including $261.0 million of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

       (f) In instances where the company sells equipment with a related installation obligation, the company generally recognizes revenue related to the equipment when title passes. The company recognizes revenue related to the installation when it performs the installation. The allocation of revenue between the equipment and the installation is based on relative fair value at the time of sale. Should the fair value of either the equipment or the installation change, the company's revenue recognition would be affected. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery is completed.

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

       (h) The company's software license agreements generally include multiple products and services, or "elements." The company recognizes software license revenue based on the residual method after all elements have either been delivered or vendor specific objective evidence (VSOE) of fair value exists for any undelivered elements. In the event VSOE is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract. VSOE of fair value of software maintenance and support is determined based on the price charged for the maintenance and support when sold separately. Revenues from training and consulting services are recognized as services are performed, based on VSOE, which is determined by reference to the price customers pay when the services are sold separately.

<

>

                           THERMO ELECTRON CORPORATION


       (i) At the time the company recognizes revenue, it provides for the estimated cost of product warranties based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company's continuing operations totaled $27.4 million at December 31, 2004. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

       (j) The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance with an offset generally to goodwill as most of the tax attributes arose from acquisitions. The company's tax valuation allowance totaled $66.2 million at December 31, 2004. Should the company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

       (k) The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $22.8 million at December 31, 2004. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company's tax provision would result.

       (l) The company estimates losses on contingencies and litigation for which a loss is probable and provides a reserve for losses that can be reasonably estimated. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

       (m) One of the company's U.S. subsidiaries and several non-U.S. subsidiaries sponsor defined benefit pension plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third party actuaries, and are evaluated each year as of the plans' measurement date. Net periodic pension costs for defined benefit plans totaled $9.5 million in 2004. Should any of these assumptions change, they would have an effect on net periodic pension costs.

       (n) The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company's accrued restructuring costs for abandoned facilities in continuing operations totaled $9.8 million at December 31, 2004. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

       (o) The company estimates the expected proceeds from any assets held for sale and, when necessary, records losses to reduce the carrying value of these assets to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

       (p) The company considers declines in quoted fair market values of available-for-sale investments and other equity investments with durations of six to nine months as indicative that the decline may be other than temporary. As of December 31, 2004, the company held 3,220,000 shares of Newport Corporation common stock, which it received as partial consideration in the July 2004 sale of Spectra-Physics. The cost and quoted fair market value of the shares at December 31, 2004, were $45.0 million and $45.4 million, respectively. Should a decline in quoted fair market value occur, an impairment charge may be required.

<

>

                           THERMO ELECTRON CORPORATION


Results of Operations

2004 Compared With 2003

Continuing Operations

       Sales in 2004 were $2.206 billion, an increase of $306.6 million from 2003. The favorable effects of currency translation resulted in an increase in revenues of $92.1 million in 2004. Sales increased $134.4 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $80.1 million, or 4%, primarily due to increased demand, as described by segment below.


       Operating Income Margin                                                                                2004        2003
       -----------------------                                                                               -----       -----

       Life and Laboratory Sciences                                                                          14.3%       14.2%
       Measurement and Control                                                                                8.4%        7.4%

       Consolidated                                                                                          10.8%        9.9%


       Operating income was $237.5 million in 2004, compared with $187.4 million in 2003. Operating income margin increased to 10.8% in 2004 from 9.9% in 2003. Operating income increased primarily due to lower restructuring and other costs, net, and, to a lesser extent, higher revenues in each segment in 2004. Operating income in 2004 and 2003 was reduced by additional charges associated with restructuring actions initiated in those and prior years and certain other costs, net (Note 15). The restructuring and other items totaled $19.2 million and $45.3 million in 2004 and 2003, respectively, and are discussed by segment below.

       Restructuring actions were initiated in 2003 and, to a lesser extent, in 2004 in a number of business units to reduce costs and redundancies in response to a downturn in markets served by the company and in connection with the company's overall reorganization, principally through headcount reductions and consolidation of facilities. The actions initiated in 2004 resulted in annual cost savings of approximately $10 million, including $7 million in the Life and Laboratory Sciences segment and $3 million in the Measurement and Control segment. The company expects to incur an additional $1 million of restructuring costs, primarily in 2005, for charges associated with these actions that cannot be recorded until incurred. In connection with the planned acquisition of Kendro, the company expects to undertake restructuring actions at both acquired and existing facilities. The actions at acquired facilities will be recorded as a cost of the acquisition. The actions at existing facilities will be charged to expense. The company has not finalized its plans for integrating Kendro with its existing business but expects that charges to expense will total $10-$20 million following the acquisition.

Life and Laboratory Sciences

                                                                                              2004           2003        Change
                                                                                           ----------     ----------     ------
                                                                                                 (Dollars in thousands)

       Revenues                                                                            $1,573,445     $1,293,009      21.7%
       Operating Income Margin                                                                  14.3%          14.2%       0.1%


       Sales in the Life and Laboratory Sciences segment increased $280.4 million, or 22%, to $1.573 billion in 2004. The favorable effects of currency translation resulted in an increase in revenues of $66.7 million in 2004. Sales increased $153.1 million due to the acquisitions of InnaPhase in September 2004, USCS in April 2004, Jouan in December 2003, and LMSi in November 2003, net of product line divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $60.6 million, or 5%, due to higher demand. The increase in demand resulted principally in higher sales of mass spectrometry and spectroscopy instruments

<

>

                           THERMO ELECTRON CORPORATION


and, to a lesser extent, new anatomical pathology products and laboratory informatics. The combination of new products and a rebound in sales to industrial markets along with continued strength in pharmaceutical demand have driven the instrument sales growth, offset in part by lower revenues in Europe where the recovery of demand has lagged the U.S. and Asia. The increase in revenues was offset in part by $5.6 million of lower revenue from rapid diagnostic tests due to a weak flu season in 2004 following a harsh season in 2003.

       Operating income margin was 14.3% in 2004 and 14.2% in 2003. Operating income margin was affected by restructuring and other costs, net, of $10.2 million and $21.8 million in 2004 and 2003, respectively, as discussed below. The favorable impact of lower restructuring and other costs, net, and higher revenues was substantially offset by a $13.2 million increase in amortization expense of acquisition-related intangible assets and the inclusion of Jouan, USCS, and LMSi, which have historically operated at lower profitability margins compared with the segment's existing businesses.

       In 2004, the segment recorded restructuring and other costs, net, of $10.2 million, including charges to cost of revenues of $3.2 million, consisting of $2.1 million for the sale of inventories revalued at the date of acquisition of Jouan, and $1.1 million of accelerated depreciation on fixed assets being abandoned due to facility consolidations. The segment incurred $8.6 million of cash costs, primarily for severance, abandoned facilities, and relocation expenses at businesses that have been consolidated. In addition, the segment recorded a gain of $2.6 million on the sale of a product line and a loss of $1.0 million from the writedown of abandoned equipment and the sale of two abandoned buildings. In 2003, the segment recorded restructuring and other costs, net, of $21.8 million, including $18.8 million of cash costs, primarily for severance, abandoned facilities, employee retention, and relocation expenses at businesses being consolidated. In addition, the segment recorded net charges of $3.4 million to write down the carrying value of fixed assets, primarily buildings held for sale, to expected disposal value, offset by $0.4 million of net gains, primarily from the sale of a product line (Note 15).

Measurement and Control

                                                                                               2004           2003       Change
                                                                                             --------       --------     ------
                                                                                                  (Dollars in thousands)

       Revenues                                                                              $632,550       $601,104       5.2%
       Operating Income Margin                                                                   8.4%           7.4%       1.0%


       Sales in the Measurement and Control segment increased $31.4 million, or 5%, to $632.6 million in 2004. The favorable effects of currency translation resulted in an increase in revenues of $25.4 million in 2004. Sales decreased $13.5 million due to divestitures, net of acquisitions. The principal divestiture was the segment's test and measurement business, which it sold in October 2003. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues increased $19.5 million, or 3%. The increase was primarily the result of a rebound in demand for precision temperature-control products from the semiconductor industry and other process applications and, to a lesser extent, process instruments used by the materials industry and equipment used in metal production, particularly in China.

       Operating income margin increased to 8.4% in 2004 from 7.4% in 2003. Operating income margin was affected by restructuring and other costs, net, of $6.5 million and $10.3 million in 2004 and 2003, respectively, as discussed below. Nearly half of the increase in operating income margin resulted from the $3.8 million reduction in restructuring and other costs, net, with the balance from higher sales volumes and cost reduction measures following restructuring actions.

       In 2004, the segment recorded restructuring and other costs, net, of $6.5 million, including cash costs of $6.2 million, principally for severance, abandoned facilities, and relocation expenses at businesses that have been consolidated. In addition, the segment recorded charges of $0.1 million for the writedown of equipment at an abandoned facility, and charges to cost of revenues of $0.2 million for the sale of inventories revalued at the date of acquisition.

<

>

                           THERMO ELECTRON CORPORATION


In 2003, the segment recorded restructuring and other costs, net, of $10.3 million, including cash costs of $10.3 million, principally for severance, abandoned facilities, employee retention, and relocation expenses at businesses being consolidated. In addition, the segment recorded charges of $2.0 million, primarily for the writedown of goodwill in the test and measurement business to reduce the carrying value to disposal value, and for the writedown of assets at facilities being consolidated, offset by a gain of $2.1 million on the sale of a building. The segment also recorded charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition (Note 15).

Other Income, Net

       The company reported other income, net, of $21.7 million and $35.2 million in 2004 and 2003, respectively (Note 4). Other income, net, includes interest income, interest expense, gain on investments, net, equity in earnings of unconsolidated subsidiaries, and other items, net. Interest income decreased to $9.0 million in 2004 from $19.7 million in 2003, primarily due to lower invested cash balances following the acquisitions (net of divestitures) in late 2003 and 2004 and the use of cash for the repurchase and redemption of company securities. Interest expense decreased to $11.0 million in 2004 from $18.2 million in 2003, as a result of the repurchase and redemption of debentures.

       During 2004 and 2003, the company had gains on investments, net, of $20.8 million and $35.5 million, respectively. The gains included $9.6 million in 2004 and $16.3 million in 2003 from the sale of shares of Thoratec Corporation and $13.7 million in 2003 from the sale of shares of FLIR Systems, Inc. The company obtained common shares of Thoratec as part of the sale of Thermo Cardiosystems Inc. in 2001 and obtained an equity interest in FLIR as part of the acquisition of Spectra-Physics AB in 1999. Other income in 2004 and 2003 also includes currency transaction gains and losses and equity in earnings of unconsolidated subsidiaries. In addition, the company repurchased and redeemed debentures, resulting in a charge of $1.0 million during 2003.

Provision for Income Taxes

       The company's effective tax rate was 15.8% and 21.3% in 2004 and 2003, respectively. The effective tax rate decreased in 2004 primarily due to $33.8 million of tax benefits associated with the completion of tax audits. The company's tax returns and those of several subsidiaries were under audit for the period 1998 to 2000. In 2004 and early 2005, the IRS and the company reached final settlements of the audits and the company determined that previously unrecognized tax benefits were realizable. In addition, audits of state tax returns were also completed in 2004. The 2003 effective tax rate was favorably affected by $9.0 million of tax benefit from the reversal of a valuation allowance due to expected utilization of foreign tax credit carryforwards (Note
6) and $3.7 million of tax benefit from the sale of a business. These tax benefits reduced the company's 2004 and 2003 effective tax rates by 13.0 percentage points and 5.7 percentage points, respectively. The 2003 effective tax rate was also favorably affected by the full-year impact of a reorganization throughout 2002 of the company's subsidiaries in several European countries that resulted in a more tax-efficient corporate structure and a decrease in 2003 of gains from the sale of investment securities. In addition, the company reduced its effective tax rate by 1.8 percentage points in 2003 through repatriation of cash from non-U.S. subsidiaries, which resulted in foreign tax credits. The company expects its effective tax rate in 2005 for its existing business will be approximately 29%.

       The American Jobs Creation Act of 2004, signed into law in October 2004, allows companies to repatriate permanently reinvested non-U.S. earnings in 2005 or 2006 at an effective rate of 5.25%. The company does not currently expect to take advantage of this provision. The new tax law also phases out an existing deduction based on export revenues and replaces it with a deduction for a portion of the profit derived from domestic manufacturing activities. The company is continuing to evaluate the effect of this change but does not expect a material impact on its tax provision.

<

>

                           THERMO ELECTRON CORPORATION


Contingent Liabilities

       At year-end 2004, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in either of the two pending matters described in Note 11 could materially affect the company's financial position as well as its results of operations and cash flows.

Income from Continuing Operations

       Income from continuing operations was $218.4 million in 2004, compared with $175.2 million in 2003. Results in both periods were affected by restructuring, gains on the sale of Thoratec shares, and other items, discussed above.

Recent Accounting Pronouncements

       In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment." SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options over the applicable vesting period. The company currently discloses the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective no later than fiscal periods beginning after June 15, 2005. The company does not currently expect to elect early adoption and has not determined whether it will apply the new standard prospectively in the third quarter of 2005, retroactively from the beginning of 2005, or restate all periods on a comparable basis.

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during 2006. The company is currently evaluating the impact this standard will have on its financial statements.

Discontinued Operations

       The company had after-tax gains of $100.5 million in 2004 and $27.3 million in 2003 from the disposal of discontinued operations.

       In June 2004, the company announced it had entered into a definitive agreement for the sale of its Optical Technologies segment, Spectra-Physics, to Newport Corporation. On July 16, 2004, the company completed the sale. The company has reclassified the results of Spectra-Physics as discontinued operations for all periods presented in the accompanying financial statements.

       The company's discontinued operations (Spectra-Physics) had revenues through the date of sale of $118.9 million and $197.8 million in 2004 and 2003, respectively. Net income of the discontinued operations through the date of sale in 2004 was $4.5 million, net of a tax provision of $2.2 million. The company's discontinued operations incurred a net loss in 2003 of $2.5 million, net of a tax benefit of $1.5 million. The improvement resulted from a rebound in the demand for lasers and photonics from microelectronics customers and other industrial markets served by Spectra-Physics. As a result of the decision to sell Spectra-Physics, a previously unrecognized tax asset arising from the difference between the book and tax basis of Spectra-Physics became realizable and the company recorded a tax benefit as income from discontinued operations totaling $38.5 million in 2004. In 2004, the company recorded a gain on the sale of Spectra-Physics of $45.9 million, net of a tax provision of $15.9 million.


<

>

                           THERMO ELECTRON CORPORATION


       The tax returns of the company and its former Trex Medical and ThermoLase businesses were under audit by the IRS. In 2004 and early 2005, the IRS and the company reached final settlements of the audits and the company determined that previously unrecognized tax benefits associated with the divested businesses totaling $52.7 million were realizable. These tax benefits were recorded as a gain on the disposal of discontinued operations in 2004.

       In addition to the 2004 gains discussed above, the company had $1.3 million of after-tax gains and $0.6 million of tax benefits associated with discontinued operations.

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

2003 Compared With 2002

Continuing Operations

       Sales in 2003 were $1.899 billion, an increase of $50.0 million from 2002. The favorable effects of currency translation resulted in an increase in revenues of $116.8 million in 2003. Sales decreased $9.1 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, divestitures, and acquisitions, revenues decreased $57.7 million, or 3%, primarily due to lower demand, as described by segment below.


       Operating Income Margin                                                                                2003        2002
       -----------------------                                                                               -----       -----

       Life and Laboratory Sciences                                                                          14.2%       14.4%
       Measurement and Control                                                                                7.4%        7.3%

       Consolidated                                                                                           9.9%        9.2%


       Operating income was $187.4 million in 2003, compared with $169.9 million in 2002. Operating income margin increased to 9.9% in 2003 from 9.2% in 2002. Operating income in 2003 was reduced by additional charges associated with restructuring actions initiated in 2003, restructuring plans initiated prior to 2003, and certain other costs, net (Note 15). Operating income in 2002 was reduced by charges associated with restructuring plans initiated during 2002 and 2001, and certain other costs, net. The restructuring and other items totaled $45.3 million and $46.2 million in 2003 and 2002, respectively, and are discussed by segment below. Operating income increased primarily due to a lower cost base following recent restructuring actions. Among the other actions contributing to a lower cost base was lower spending on research and development activities, which decreased 3% to $128.0 million in 2003 as the company focused on those projects with the highest estimated returns.

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2003 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. These actions resulted in annual cost reductions beginning in mid-to late 2003 and continuing in early 2004 of approximately $11 million, including $7 million in the Life and Laboratory Sciences segment and $4 million in the Measurement and Control segment.

<

>

                           THERMO ELECTRON CORPORATION


       In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The company began applying the consensus prospectively in the first quarter of 2003. Under EITF Issue No. 00-21, the company recognizes revenue and related costs for arrangements with customers that have multiple deliverables, such as equipment and installation, as each element is delivered or completed based on its fair value. When a portion of the customer's payment is not due until installation, the company defers that portion of the revenue until completion of installation. The adoption of EITF Issue No. 00-21 did not materially affect the company's financial statements.

Life and Laboratory Sciences

                                                                                              2003           2002         Change
                                                                                           ----------     ----------      ------
                                                                                                 (Dollars in thousands)

       Revenues                                                                            $1,293,009     $1,204,034        7.4%
       Operating Income Margin                                                                  14.2%          14.4%       (0.2%)


       Sales in the Life and Laboratory Sciences segment increased $89.0 million, or 7%, to $1.293 billion in 2003. The favorable effects of currency translation resulted in an increase in revenues of $86.3 million in 2003. Sales decreased $9.7 million due to product line divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation, divestitures, and acquisitions, revenues increased $12.4 million, or 1%. A $13.3 million increase in sales of clinical diagnostic products was offset in part by decreased sales of bioscience instrumentation, principally due to a downturn in demand from pharmaceutical and industrial markets. The increase in sales of clinical diagnostic products resulted primarily from higher demand for rapid diagnostic tests during a harsh flu season in the United States and, to a lesser extent, increased demand for a newly released tissue processor used in anatomical pathology laboratories.

       Operating income margin decreased to 14.2% in 2003 from 14.4% in 2002. Operating income margin was affected by restructuring and other costs, net, of $21.8 million and $19.4 million in 2003 and 2002, respectively. In addition to the increase in restructuring and other costs in 2003, the decrease in operating income margin resulted from higher marketing and selling expenses due to several key commercial initiatives. The segment's commercial initiatives included key customer account management, increased advertising costs for a branding transition, and establishment of customer call centers and product demonstration facilities. These cost increases were offset in part by cost savings from facility consolidations and related productivity measures. The cost reduction measures in 2002 and 2003 reduced the segment's cost base by an aggregate of approximately $14 million on an annualized basis.

       In 2003, the segment recorded restructuring and other costs, net, of $21.8 million, including $18.8 million of cash costs, primarily for severance, abandoned facilities, employee retention, and relocation expenses at businesses being consolidated. In addition, the segment recorded net charges of $3.4 million to write down the carrying value of fixed assets, primarily buildings held for sale, to expected disposal value, offset by $0.4 million of net gains, primarily from the sale of a product line. In 2002, the segment recorded restructuring and other costs, net, of $19.4 million, including $12.3 million of cash costs, primarily for severance, abandoned facilities, and employee retention at businesses being consolidated. The segment also recorded charges to cost of revenues of $1.3 million, primarily for the sale of inventories revalued at the date of acquisition. In addition, the segment realized a net loss of $4.3 million on the sale of assets, principally its Dynex automated diagnostics product line, and wrote down $1.5 million of fixed assets at abandoned facilities (Note 15).

Measurement and Control

                                                                                               2003           2002        Change
                                                                                             --------       --------      ------
                                                                                                  (Dollars in thousands)

       Revenues                                                                              $601,104       $629,697       (4.5%)
       Operating Income Margin                                                                   7.4%           7.3%        0.1%


<

>


                           THERMO ELECTRON CORPORATION


       Sales in the Measurement and Control segment decreased $28.6 million, or 5%, to $601.1 million in 2003. The favorable effects of currency translation resulted in an increase in revenues of $30.1 million in 2003. Sales increased $3.3 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions, and divestitures, revenues decreased $62.0 million, or 10%. Of this amount, $26.8 million, or 4%, was due to the inclusion in the fourth quarter of 2002 of a shipment of explosives-detection equipment to the U.S. Transportation Security Administration following a congressional mandate to screen all checked airline baggage in the United States by the end of 2002. The balance of the decrease was primarily the result of weaker demand arising from economic conditions facing customers, particularly in the process instruments businesses where approximately 60% of the remaining decrease occurred. Process instruments are generally used in industrial markets such as minerals and mining and petrochemical applications, where capital expenditures slowed. In addition, a 7% decrease in sales of equipment used primarily in semiconductor applications was offset in part by higher revenues from equipment used in homeland security.

       Operating income margin increased to 7.4% in 2003 from 7.3% in 2002. Operating income margin was affected by restructuring and other costs, net, of $10.3 million and $13.6 million in 2003 and 2002, respectively. The increase in operating income margin resulted primarily from cost reduction measures following restructuring actions in 2002 and 2003 and, to a lesser extent, $3.3 million of lower restructuring and other costs, net, offset in part by the effect on operating margin of lower revenues. The cost reduction measures in 2002 and 2003 reduced the segment's cost base by an aggregate of approximately $17 million on an annualized basis.

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

Other Income, Net

       The company reported other income, net, of $35.2 million and $131.5 million in 2003 and 2002, respectively (Note 4). Interest income decreased to $19.7 million in 2003 from $47.6 million in 2002, primarily due to lower invested cash balances following the repurchase and redemption of company securities, the payment of short-term notes payable and, to a lesser extent, lower prevailing interest rates. Interest expense decreased to $18.2 million in 2003 from $40.2 million in 2002 as a result of the redemption, maturity, and repurchase of debentures, as well as the full year effect of entering into interest-rate swap arrangements in the first quarter of 2002, offset in part by interest on borrowings under securities-lending arrangements.

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

<

>

                           THERMO ELECTRON CORPORATION


Provision for Income Taxes

       The company's effective tax rate was 21.3% and 32.5% in 2003 and 2002, respectively. The effective tax rate decreased in 2003 primarily due to $9.0 million of tax benefit from the reversal of a valuation allowance due to expected utilization of foreign tax credit carryforwards (Note 6) and $3.7 million of tax benefit from the sale of a business. These tax benefits reduced the company's 2003 effective tax rate by 5.7 percentage points. The decrease was also due in part to the full-year impact on the 2003 effective tax rate of a reorganization throughout 2002 of the company's subsidiaries in several European countries that resulted in a more tax-efficient corporate structure and a decrease in 2003 of gains from the sale of investment securities. In addition, the company reduced its effective tax rate by 1.8 percentage points in 2003 through repatriation of cash from non-U.S. subsidiaries, which resulted in foreign tax credits.

Income from Continuing Operations

       Income from continuing operations was $175.2 million in 2003, compared with $203.4 million in 2002. Results in both periods were affected by restructuring, gains on the sale of Thoratec and FLIR shares, and other items, discussed above.

Discontinued Operations

       The company's discontinued operations (Spectra-Physics) had revenues of $197.8 million and $237.0 million in 2003 and 2002, respectively. The decrease in revenues resulted principally from a severe slowdown in the semiconductor and other industrial markets. Net loss of the discontinued operations was $2.5 million and $9.1 million in 2003 and 2002, respectively, net of tax benefits of $1.5 million and $5.5 million, respectively. The improvement was due to lower restructuring costs in 2003 and cost reduction measures.

       The company had after-tax gains of $27.3 million in 2003 and $115.4 million in 2002 from the disposal of discontinued operations. The 2003 gain consists of two pre-tax components and two tax components. In 2003, the company resolved several disputes and related claims that it had retained following the sale of businesses in its discontinued operations. In connection with the resolution of these matters on favorable terms relative to the damages estimated and amount of established reserves as well as the settlement of lease obligations, the company's pre-tax gain recorded in prior years on disposal of the related businesses increased by $27.1 million. In 2003, the company also sold the last remaining business in discontinued operations, Peter Brotherhood, and received additional proceeds associated with businesses sold prior to 2003, including post-closing purchase price adjustments. The company recorded pre-tax gains from the disposal of discontinued operations of $8.3 million, substantially as a result of these transactions. The company recorded a tax provision of $13.2 million on the above gains and realized $5.1 million of additional tax benefits from the disposal of businesses sold prior to 2003, principally foreign tax credits.

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

       In February 2001, the company sold its interest in Thermo Cardiosystems to Thoratec in exchange for 19.3 million shares of Thoratec common stock. Certain restrictions, which lapsed in August 2002, limited the timing of the company's ability to sell these shares. Following a sale of shares in February 2002 for net proceeds of $104 million and an after-tax gain of $38.4 million, the company owned less than 20% of Thoratec's outstanding shares and began accounting for its investment as an available-for-sale security in continuing operations in the first quarter of 2002, with unrealized gains or losses recorded as part of accumulated other comprehensive items in the accompanying balance sheet.

<

>

                           THERMO ELECTRON CORPORATION


Liquidity and Capital Resources

       Consolidated working capital was $890.9 million at December 31, 2004, compared with $710.5 million at December 31, 2003. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $512.3 million at December 31, 2004, compared with $418.2 million at December 31, 2003. This increase was due to cash provided by operating and investing activities, offset in part by cash of $183.2 million used in financing activities, as discussed below.

2004

       Cash provided by operating activities was $264.5 million during 2004, including $250.0 million provided by continuing operations and $14.5 million provided by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $25.8 million in 2004. Accounts receivable increased $27.6 million due primarily to higher sales of mass spectrometry and informatics product offerings. Inventories increased $21.5 million, due in part to increased production of mass spectrometry and spectroscopy instruments in response to higher demand for these products. Cash provided by discontinued operations of $14.5 million principally represents the positive cash flow of Spectra-Physics, offset in part by the payment of retained liabilities from businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $15.8 million for restructuring costs at December 31, 2004. The company expects to pay approximately $5.8 million of this amount for severance, primarily through 2006, and $0.2 million for other costs, primarily through 2005. The balance of $9.8 million will be paid for lease obligations over the remaining terms of the leases, with approximately 53% to be paid through 2005 and the remainder through 2016. In addition, at December 31, 2004, the company had accrued $9.2 million for acquisition expenses. Accrued acquisition expenses included $3.2 million of severance and relocation obligations, which the company expects to pay primarily through 2005. The remaining balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During 2004, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included acquisitions for $143.0 million, net of cash acquired (Note 2) and the expenditure of $44.5 million for the purchase of property, plant, and equipment, net of dispositions. Investing activities of discontinued operations provided $171.8 million of cash in 2004. In July 2004, the company sold Spectra-Physics to Newport Corporation for $300 million, including $200 million of initial cash proceeds. As a result of Newport assuming non-U.S. debt of Spectra-Physics that had earlier been expected to be retained by the company, and as a result of the post-closing adjustment process, the company refunded $25.1 million to Newport (Note 16).

       The company's financing activities used $183.2 million of cash during 2004, including $183.7 million used by continuing operations. During 2004, the company expended $231.5 million to repurchase 8.4 million shares of the company's common stock. As of December 31, 2004, the authorization by the company's Board of Directors to repurchase company securities had been substantially expended. The company received net proceeds of $57.6 million from the exercise of employee stock options during 2004. During 2004, the company replaced its existing credit facilities with a 5-year $250 million revolving credit agreement (Note 10).

2003

       Cash provided by operating activities was $214.7 million during 2003, including $200.3 million provided by continuing operations and $14.4 million provided by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $53.6 million in 2003. A decrease in inventories of $27.4 million resulted from efforts to improve working capital. Cash provided by discontinued operations of $14.4 million principally represents the positive cash flow of Spectra-Physics, offset in part by the payment of liabilities for businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

<

>

                           THERMO ELECTRON CORPORATION


       During 2003, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included acquisitions, the purchase of property, plant, and equipment, and collection of a note receivable. The company expended $134.9 million, net of cash acquired, for acquisitions (Note 2). The company expended $37.4 million for purchases of property, plant, and equipment, net of dispositions. In April and June 2003, the company received aggregate cash payments of $75.6 million, including $69.1 million of principal payments, plus interest, from Trimble Navigation Limited as complete and early payment of Trimble's note to the company.

       The company's financing activities used $663.6 million of cash during 2003, including $652.0 million for continuing operations. During 2003, the company's continuing operations expended $369.1 million to reduce short-term notes payable. The company received net proceeds of $75.0 million from the exercise of employee stock options in 2003. During 2003, the company expended $269.1 million to redeem its debt securities (Note 10). In addition, the company expended $88.9 million to repurchase its debt and equity securities, of which $57.8 million was used to repurchase 3.0 million shares of the company's common stock. The debt repurchases and redemptions have been made with the objective of reducing interest costs.

2002

       Cash provided by operating activities was $106.8 million during 2002, including $114.5 million provided by continuing operations and $7.7 million used by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs, and other expenses of real estate consolidation, used cash of $53.9 million in 2002. Aside from cash used for restructuring actions, a decrease in other current liabilities used cash of $68.6 million, including $45.6 million of income taxes and $10.8 million of accrued interest, principally due to the debt redemptions discussed in Note
10. The income tax payments included approximately $39.0 million related to gains on investments. The use of cash of $7.7 million by discontinued operations was principally due to the payment of liabilities, primarily for the settlement of litigation, including a patent-infringement matter (Note 11), offset in part by the positive cash flow of Spectra-Physics and cash from tax benefits associated with discontinued operations.

       During 2002, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the sale of other investments, acquisitions and divestitures, the collection of notes receivable, and the purchase of property, plant, and equipment. The company's continuing operations received proceeds of $65.3 million from the sale of other investments, principally shares of FLIR (Note 4), and proceeds of $22.3 million from the sale of businesses, net of cash divested (Note 2). In addition, the company's continuing operations expended $78.7 million for acquisitions (Note 2), and $31.7 million for purchases of property, plant, and equipment, net of dispositions. The company's continuing operations collected $76.4 million from notes receivable, which included the repayment of Viasys Healthcare's $33.4 million principal amount note in May 2002, the August 2002 repayment of a $25.0 million principal amount note receivable related to the sale of a business in 2000, and partial repayment from Trimble Navigation Limited in March 2002. During 2002, investing activities of the company's discontinued operations provided $114.9 million of cash, primarily representing proceeds of $104 million from the sale of Thoratec common stock and the sale of Trophy Radiologie, offset in part by the use of $23.2 million to acquire the minority interest in Spectra-Physics (Note 16).

       The company's financing activities used $589.5 million of cash during 2002, including $573.5 million for continuing operations. During 2002, the company's continuing operations expended $590.7 million to redeem certain convertible debentures. The company increased short-term notes payable by $329.8 million to partially fund debt redemptions (Note 10). The company's continuing operations received net proceeds of $25.3 million from the exercise of employee stock options in 2002. During 2002, the company expended $334.2 million to repurchase its debt and equity securities, of which $285.6 million was expended to repurchase 15.4 million shares of the company's common stock.

<

>

                           THERMO ELECTRON CORPORATION


Off-Balance Sheet Arrangements

       The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2002 - 2004 except for letters of credit, bank guarantees, surety bonds, and other guarantees disclosed in the table below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds, and other guarantees, $24.5 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold (Note 11). The balance relates to guarantees of the company's own performance, primarily in the ordinary course of business.

Contractual Obligations and Other Commercial Commitments

       The table below summarizes, by period due or expiration of commitment, the company's contractual obligations and other commercial commitments as of December 31, 2004, which are principally for its continuing operations.


                                                                Payments Due by Period or Expiration of Commitment
                                                  ------------------------------------------------------------------------------
                                                                    2006 and         2008 and          2010 and
                                                      2005              2007             2009        Thereafter            Total
                                                  --------          --------         --------        ----------         --------
                                                                                 (In thousands)
       Contractual Obligations and Other
        Commercial Commitments:
           Long-term debt obligations             $    765          $ 78,156         $135,657          $  3,140         $217,718
           Capital lease obligations                 1,187             2,214            2,380             4,523           10,304
           Operating lease obligations              38,048            54,043           34,075            94,294          220,460
           Purchase obligations                     77,889               182                -                 -           78,071
                                                  --------          --------         --------          --------         --------

             Total contractual
               obligations                         117,889           134,595          172,112           101,957          526,553
                                                  --------          --------         --------          --------         --------

       Other Commitments (not on the balance
        sheet):
           Letters of credit and bank
             guarantees                             50,961             2,664              696               338           54,659
           Surety bonds and other
             guarantees                             13,469               126            8,227                 4           21,826
                                                  --------          --------         --------          --------         --------

             Total other commitments                64,430             2,790            8,923               342           76,485
                                                  --------          --------         --------          --------         --------

                                                  $182,319          $137,385         $181,035          $102,299         $603,038
                                                  ========          ========         ========          ========         ========


       This table excludes $91.2 million of other long-term liabilities, principally pension liabilities, and $15.2 million of deferred income taxes, as these liabilities are not subject to fixed payment schedules.

       The company has no material commitments for purchases of property, plant, and equipment but expects that for 2005, such expenditures for its existing business will approximate $43 to $47 million.

       In connection with the January 2005 agreement to acquire Kendro for $833.5 million, subject to a post-closing adjustment, the company obtained a bridge financing commitment which will permit it to borrow up to $600 million for a period of 364 days on terms substantially equivalent to those of its existing 5-year revolving credit agreement. The company expects to use cash from this commitment and existing cash balances to fund the acquisition of Kendro. The commitment is subject to customary conditions for financings of this type.

       The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under its existing 5-year revolving credit facility, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.


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

       Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business in 2005 and beyond, resulting in:

       -   reduced demand for some of our products;

       -   increased rate of order cancellations or delays;

       -   increased risk of excess and obsolete inventories;

       -   increased pressure on the prices for our products and services; and

       -   greater difficulty in collecting accounts receivable.

<

>

                           THERMO ELECTRON CORPORATION


       Changes in governmental regulations may reduce demand for our products or increase our expenses. We compete in many markets in which we and our customers must comply with federal, state, local, and international regulations, such as environmental, health and safety, and food and drug regulations. We develop, configure, and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products or increase our expenses. For example, many of our instruments are marketed to the pharmaceutical industry for use in discovering and developing drugs. Changes in the U.S. Food and Drug Administration's regulation of the drug discovery and development process could have an adverse effect on the demand for these products.

       Demand for most of our products depends on capital spending policies of our customers and on government funding policies. Our customers include pharmaceutical and chemical companies, laboratories, universities, healthcare providers, government agencies, and public and private research institutions. Many factors, including public policy spending priorities, available resources, and product and economic cycles, have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products.

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

       Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. For example, in September 2004 Applied Biosystems/MDS Scientific Instruments and related parties brought a lawsuit against us alleging our mass spectrometer systems infringe a patent held by the plaintiffs. We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

<

>

                           THERMO ELECTRON CORPORATION


       If any of our security products fail to detect explosives or radiation, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage. The products sold by our environmental instruments division include a comprehensive range of fixed and portable instruments used for chemical, radiation, and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings, and other high-threat facilities for the detection and prevention of terrorist acts. If any of these products were to malfunction, it is possible that explosive or radioactive material could pass through the product undetected, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers' operators and the training of such operators. Any such product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Although we carry product liability insurance, we cannot be certain that our current insurance will be sufficient to cover these claims or that it can be maintained on acceptable terms, if at all.

       We have retained contingent liabilities from businesses that we have sold. From 1997 through 2004, we divested over 60 businesses with aggregate annual revenues in excess of $2 billion. As part of these transactions, we retained responsibility for some of the contingent liabilities related to these businesses, such as lawsuits, product liability claims, and potential claims by buyers that representations and warranties we made about the businesses were inaccurate. The resolution of these contingencies has not had a material adverse effect on our results of operations or financial condition; however, we can not be certain that this favorable pattern will continue.

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

       Our branding strategy could be unsuccessful. We historically operated our business largely as autonomous, unaffiliated companies, and as a result, each of our businesses independently created and developed its own brand names. Our marketing and branding strategy transitions multiple, unrelated brands to one brand, Thermo Electron. Several of our former brands such as Finnigan and Nicolet commanded strong market recognition and customer loyalty. We believe the transition to the one brand enhances and strengthens our collective brand image and brand awareness across the entire company. Our success in promoting our brand depends on many factors, including effective communication of the transition to our customers, acceptance and recognition by customers of this brand, and successful execution of the branding campaign by our marketing and sales teams. If we are not successful with this strategy, we may experience erosion in our product recognition, brand image and customer loyalty, and a decrease in demand for our products.

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


<

>

                           THERMO ELECTRON CORPORATION


       -   expanding our service offerings;

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

       As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2004, our international revenues from continuing operations, including export revenues from the United States, accounted for approximately 60% of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In fiscal 2004 and 2003, currency translation had a favorable effect on revenues of our continuing operations of $92.1 million and $116.8 million, respectively, due to weakening of the U.S. dollar relative to other currencies in which the company sells products and services. A strengthening of the U.S. dollar would unfavorably affect revenues.

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

       Moreover, we previously acquired several companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.51 billion as of December 31, 2004. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.



<

>

                           THERMO ELECTRON CORPORATION


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

       The company is exposed to market risk from changes in interest rates, currency exchange rates, and equity prices, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. Additionally, the company uses short-term forward contracts to manage certain exposures to currencies. The company enters into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than its subsidiaries' local currencies. The company does not engage in extensive currency hedging activities; however, the purpose of the company's currency hedging activities is to protect the company's local currency cash flows related to these commitments from fluctuations in currency exchange rates. The company's forward currency-exchange contracts principally hedge transactions denominated in U.S. dollars, euros, British pounds sterling, and Swiss francs. Income and losses arising from forward contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative currency agreements.

Interest Rates

       Certain of the company's short-term available-for-sale investments and long-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase or issuance of the financial instrument. A 10% decrease in year-end 2004 and 2003 market interest rates would result in a negative impact to the company of $5 million and $1 million, respectively, on the net fair value of its interest-sensitive financial instruments.

       In addition, interest rate changes would result in a change in the company's interest expense due to variable-rate debt instruments. A 100-basis-point increase in 90-day LIBOR at December 31, 2004 and 2003, would increase the company's annual pre-tax interest expense by $1 million.

Currency Exchange Rates

       The company views its investment in international subsidiaries with a functional currency other than the company's reporting currency as long-term. The company's investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company's international subsidiaries are principally denominated in euros, British pounds sterling, and Japanese yen. The effect of a change in currency exchange rates on the company's net investment in international subsidiaries is reflected in the "accumulated other comprehensive items" component of shareholders' equity. A 10% depreciation in year-end 2004 and 2003 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders' equity of $106 million and $89 million, respectively.

       The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2004 and 2003 currency exchange rates related to the company's contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $5.9 million and $6.9 million, respectively. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

       Certain of the company's cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2004 and 2003 currency exchange rates would result in a negative impact of $3.6 million and $2.1 million, respectively, on the company's net income.

<

>

                           THERMO ELECTRON CORPORATION


Equity Prices

       The company's available-for-sale investment portfolio includes equity securities that are sensitive to fluctuations in price. In addition, the company's convertible obligations are sensitive to fluctuations in the price of the company's common stock. Changes in equity prices would result in changes in the fair value of the company's available-for-sale investments and convertible obligations due to the difference between the current market price and the market price at the date of purchase or issuance of the financial instrument. A 10% decrease in year-end 2004 and 2003 market equity prices would result in a negative impact to the company of $10 million on the net fair value of its price-sensitive equity financial instruments, principally its available-for-sale investments.

Item 8.    Financial Statements and Supplementary Data

       This data is submitted as a separate section to this report. See Item 15 "Exhibits and Financial Statement Schedules."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

       Not applicable.

Item 9A.   Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

       The company's management, with the participation of the company's chief executive officer and chief financial officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that, as of December 31, 2004, the company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

       The company's management, including the company's chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company's management conducted an assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2004 based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company's management concluded that, as of December 31, 2004, the company's internal control over financial reporting was effective.

       The company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company's internal control over financial reporting and management's assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2004, as stated in their report that appears on pages F-2 and F-3 of this Annual Report on Form 10-K.

<

>


                           THERMO ELECTRON CORPORATION


Changes in Internal Control over Financial Reporting

       In conjunction with its preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, during the fourth quarter of 2004, the company implemented certain enhancements with respect to its internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The company enhanced and standardized certain information technology controls, including documentation thereof, as well as documentation of other financial controls across its businesses.

Item 9B.   Other Information

       Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

       The information with respect to directors required by this Item is contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2005 Definitive Proxy Statement) under the headings "ELECTION OF DIRECTORS" and "CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS," and is incorporated in this report by reference.

       The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.

       The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this
Item is contained in our 2005 Definitive Proxy Statement under the heading "CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS," and is incorporated in this report by reference. Copies of the audit committee charter, as well as the charters for the compensation committee and nominating and corporate governance committee, are available on our Web site at www.thermo.com. Paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 81 Wyman Street, Waltham, Massachusetts 02451.

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

Item 11.   Executive Compensation

       The information required by this Item is contained in our 2005 Definitive Proxy Statement under the heading "EXECUTIVE COMPENSATION," and under the sub-heading "Director Compensation" under the heading "CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS," and is incorporated in this report by reference.

<

>

                           THERMO ELECTRON CORPORATION


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The information with respect to security ownership of certain beneficial owners and management required by this Item is contained in our 2005 Definitive Proxy Statement under the heading "STOCK OWNERSHIP," and is incorporated in this report by reference.

       The information with respect to securities authorized for issuance under equity compensation plans is contained in our 2005 Definitive Proxy Statement under the heading "EQUITY COMPENSATION PLAN INFORMATION," and is incorporated in this report by reference.

Item 13.   Certain Relationships and Related Transactions

       The information required by this Item is contained in our 2005 Definitive Proxy Statement under the heading "CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS," and is incorporated in this report by reference.

Item 14.   Principal Accountant Fees and Services

       The information required by this Item is contained in our 2005 Definitive Proxy Statement under the heading "INDEPENDENT PUBLIC ACCOUNTANTS," and is incorporated in this report by reference.

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report:

       (1) Consolidated Financial Statements (see Index on page F-1 of this report):

             Report of Independent Registered Public Accounting Firm Consolidated Statement of Income
             Consolidated Balance Sheet
             Consolidated Statement of Cash Flows
             Consolidated Statement of Comprehensive Income and Shareholders'
                  Equity
             Notes to Consolidated Financial Statements

       (2) Consolidated Financial Statement Schedule (see Index on page F-1 of this report):

             Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is included either in the consolidated financial statements or in the notes thereto.

(b)    Exhibits

       See the Exhibit Index on page 42.


<

>

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005                  THERMO ELECTRON CORPORATION

                                      By:  /s/ Marijn E. Dekkers
                                           -------------------------------------
                                           Marijn E. Dekkers
                                           President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 16, 2005.


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

By:   /s/ Jim P. Manzi                            Chairman of the Board and Director
      ------------------------------
      Jim P. Manzi

By:   /s/ Peter M. Wilver                         Vice President and Chief Financial Officer
      ------------------------------              (Principal Financial Officer)
      Peter M. Wilver

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

By:   /s/ Robert A. McCabe                        Director
      ------------------------------
      Robert A. McCabe

By:   /s/ Robert W. O'Leary                       Director
      ------------------------------
      Robert W. O'Leary

By:   /s/ Michael E. Porter                       Director
      ------------------------------
      Michael E. Porter

By:   /s/ Elaine S. Ullian                        Director
      ------------------------------
      Elaine S. Ullian


<

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

  2 Purchase Agreement among the Registrant, one of its direct wholly-owned subsidiaries, SPX Corporation and certain of its direct and indirect wholly-owned subsidiaries, dated as of January 19, 2005 (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 21, 2005 [File No. 1-8002] and incorporated in this document by reference).

  3.1 Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 1 to the Registrant's Amendment No. 3 to Registration Statement on Form 8-A/A [File No. 1-8002] and incorporated in this document by reference).

  3.2 By-laws of the Registrant, as amended and effective as of November 20, 2003 (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

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

 10.3 Thermo Electron Corporation Directors Stock Option Plan, as amended and restated as of February 25, 2005.

 10.4 Thermo Electron Corporation 2003 Annual Incentive Award Plan, effective May 14, 2003 (filed as Appendix B to the Registrant's Definitive Proxy on Schedule 14A for the 2003 Annual Shareholders Meeting [File No. 1-8002] and incorporated in this document by reference).

 10.5 Amended and Restated Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994.)

<

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.6 Thermo Electron Corporation Equity Incentive Plan, as amended and restated as of February 7, 2002 (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.7 Thermo Electron Corporation 2001 Equity Incentive Plan, as amended and restated as of February 7, 2002 (filed as Exhibit
                  10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.8 Thermo Electron Corporation Employees' Equity Incentive Plan, as amended and restated as of February 7, 2002 (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.9 Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.10 Thermo Electron Corporation 2000 Employees Equity Incentive Plan as amended and restated as of May 15, 2003 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 [File No. 1-8002] and incorporated in this document by reference).

                  Each of the plans listed in Exhibits 10.11 to 10.33 originally provided for the grant of options to acquire the shares of the Registrant's formerly majority-owned subsidiaries. In connection with the reorganization of the Registrant commenced in 1999, all of the Registrant's formerly majority-owned subsidiaries were taken private and as a result, these plans were frozen and all of the options originally granted under the plans ultimately became options to purchase shares of Common Stock of the Registrant.

 10.11 Amended and Restated Thermo Information Solutions Inc. Equity Incentive Plan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference). (Thermo Information Solutions merged with Thermo Coleman Corporation on September 17, 1999, and Thermo Coleman merged with Thermo Electron on October 15, 1999.)

 10.12 Amended and Restated Thermo Coleman Corporation Equity Incentive Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference). (Thermo Coleman merged with Thermo Electron on October 15, 1999.)

 10.13 Nonqualified Stock Option Plan of Thermo Power Corporation, as amended (filed as Exhibit 10(i) to the Quarterly Report on Form 10-Q of Thermo Power for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated in this document by reference). (Thermo Power merged with Thermo Electron on October 28, 1999.)

 10.14            Equity Incentive Plan of ThermoSpectra Corporation (filed as
                  Exhibit 10.18 to ThermoSpectra's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated in this document by reference). (ThermoSpectra merged with Thermo Instrument on December 9, 1999, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)


<

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.15 Amended and Restated Thermo Electron Corporation - Thermo Sentron Inc. Nonqualified Stock Option Plan (filed as Exhibit
                  10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Thermo Sentron merged with Thermedics Inc. on April 4, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

 10.16            Equity Incentive Plan of Thermo Sentron Inc. (filed as Exhibit
                  10.7 to Thermo Sentron's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated in this document by reference). (Thermo Sentron merged with Thermedics Inc. on April 4, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

 10.17            Equity Incentive Plan of Thermedics Detection Inc. (filed as
                  Exhibit 10.7 to Thermedics Detection's Registration Statement on Form S-1 [File No. 333-19199] and incorporated in this document by reference). (Thermedics Detection merged with Thermedics on April 12, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

 10.18            Amended and Restated Equity Incentive Plan of Thermedics Inc.
                  (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Thermedics for the quarter ended July 3, 1999 [File No. 1-9567] and incorporated in this document by reference). (Thermedics merged with Thermo Electron on June 30, 2000.)

 10.19 Amended and Restated Thermo Electron Corporation - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 19, 2000, Thermo BioAnalysis merged with Thermo Instrument Systems Inc. and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

 10.20 Amended and Restated Equity Incentive Plan of Metrika Systems Corporation (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Metrika for the quarter ended July 3, 1999 [File No. 1-13085] and incorporated in this document by reference). (Metrika merged with Thermo Instrument on May 3, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.21 Amended and Restated Equity Incentive Plan of ThermoQuest Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of ThermoQuest for the quarter ended July 3, 1999 [File No. 1-14262] and incorporated in this document by reference). (ThermoQuest merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.22 Amended and Restated Thermo Electron Corporation - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit
                  10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 11, 2000, ThermoQuest merged with Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

<

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.23 Amended and Restated Equity Incentive Plan of Thermo Optek Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Thermo Optek for the quarter ended July 3, 1999 [File No. 1-11757] and incorporated in this document by reference). (Thermo Optek merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.24 Amended and Restated Thermo Electron Corporation - Thermo Optek Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 11, 2000, Thermo Optek merged with Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

 10.25 Amended and Restated Equity Incentive Plan of Thermo Instrument Systems Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Thermo Instrument for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated in this document by reference). (Thermo Instrument merged with Thermo Electron on June 30, 2000.)

 10.26 Amended and Restated Nonqualified Stock Option Plan of Thermo Ecotek Corporation (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Thermo Ecotek for the quarter ended July 3, 1999 [File No. 1-13572] and incorporated in this document by reference). (Thermo Ecotek merged with Thermo Electron on August 10, 2000.)

 10.27 Amended and Restated Nonqualified Stock Option Plan of ThermoTrex Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of ThermoTrex for the quarter ended July 3, 1999 [File No. 1-10791] and incorporated in this document by reference). (ThermoTrex merged with Thermo Electron on August 14, 2000.)

 10.28 Amended and Restated Nonqualified Stock Option Plan of ThermoLase Corporation (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of ThermoLase for the quarter ended July 3, 1999 [File No. 1-13104] and incorporated in this document by reference). (ThermoLase merged with Thermo Electron on August 14, 2000.)

 10.29 Amended and Restated Nonqualified Stock Option Plan of Thermo TerraTech Inc. (filed as Exhibit 10.34 to the Annual Report on Form 10-K of Thermo TerraTech for the fiscal year ended April 1, 2000 [File No. 1-09549] and incorporated in this document by reference). (Thermo TerraTech merged with Thermo Electron on September 22, 2000.)

 10.30 Amended and Restated Thermo Electron Corporation - Trex Medical Corporation Nonqualified Stock Option Plan (filed as
                  Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Trex Medical merged with Thermo Electron on November 29, 2000.)

 10.31 Amended and Restated Equity Incentive Plan of Trex Medical Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Trex Medical for the quarter ended July 3, 1999 [File No. 1-11827] and incorporated in this document by reference). (Trex Medical merged with Thermo Electron on November 29, 2000.)

<

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.32            1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as
                  Exhibit 10.6 of Amendment No. 1 to Spectra-Physics' Registration Statement on Form S-1 [File No. 333-38329] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)

 10.33            2000 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as
                  Exhibit 10.1 to Spectra-Physics' Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-23461] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)

 10.34 Description of Amendments to Certain Stock Option Plans made in February 2002 (filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.35 Form of Indemnification Agreement between the Registrant and the directors and officers of its majority-owned subsidiaries (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

 10.36 Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

 10.37 Amended and Restated Employment Agreement between the Registrant and Mr. Marijn Dekkers (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 12, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.38 Amended and Restated Employment Agreement between the Registrant and Mr. Richard F. Syron (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 12, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.39 Employment Offer Letter dated October 3, 2000, between the Registrant and Mr. Guy Broadbent (filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [File No. 1-8002] and incorporated in this document by reference).

 10.40 Amendment to Amended and Restated Employment Agreement dated as of March 14, 2001, between the Registrant and Mr. Richard
                  F. Syron (filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [File No. 1-8002] and incorporated in this document by reference).

 10.41 Employment Agreement dated as of November 29, 2001, between the Registrant and Mr. Marc N. Casper (filed as Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

 10.42 Letter Agreement dated as of November 27, 2001, among SPX Corporation, Kendro Laboratory Products, L.P., the Registrant, and Mr. Marc N. Casper (filed as Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

<

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.43 Master Securities Loan Agreement between Thermo Electron Corporation and JPMorgan Chase Bank (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.44 Master Securities Loan Agreement between Thermo Electron Corporation and ABN AMRO Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.45 Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).

 10.46 Form of Executive Change in Control Retention Agreement dated November 19, 2003, between the Registrant and its executive officers (other than Mr. Marijn Dekkers) and certain other key employees (filed as Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.47 Form of Executive Severance Agreement dated November 19, 2003, between the Registrant and its executive officers (other than Mr. Marijn Dekkers) and certain other key employees (filed as
                  Exhibit 10.66 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.48 Restricted Stock Agreement dated February 26, 2003, by and between the Registrant and Mr. Marc Casper (filed as Exhibit
                  10.67 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.49 Restricted Stock Units Agreement dated November 19, 2003, by and between the Registrant and Mr. Marc Casper (filed as Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.50 Severance Agreement dated November 26, 2003, between the Registrant and Mr. Barry Howe (filed as Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.51 Letter Agreement dated December 12, 2003, between the Registrant and Mr. Richard Syron (filed as Exhibit 10.70 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.52 Restricted Stock Agreement dated December 12, 2003, by and between the Registrant and Mr. Jim Manzi (filed as Exhibit
                  10.71 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.53 Stock Option Agreement dated December 12, 2003, by and between the Registrant and Mr. Jim Manzi (filed as Exhibit 10.72 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.54 Restricted Stock Agreement for Chief Executive Officer dated January 7, 2004, between the Registrant and Mr. Marijn Dekkers (filed as Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).


<

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 10.55 Letter Agreement dated February 11, 2004, between the Registrant and Mr. Marijn Dekkers (filed as Exhibit 10.74 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.56 Restricted Stock Agreement dated February 26, 2004, by and between the Registrant and Mr. Peter Wilver (filed as Exhibit
                  10.75 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

 10.57 Restricted Stock Agreement dated June 2, 2004, by and between Thermo Electron Corporation and Mr. Seth Hoogasian (filed as
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 [File No. 1-8002] and incorporated in this document by reference).

 10.58 Five-Year Credit Agreement among the Registrant, the Several Lenders thereto, Barclays Bank Plc, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents, dated as of December 17, 2004.

 10.59 Commitment Letter and Term Sheet among the Registrant, JPMorgan Chase Bank, N.A. and JPMorgan Securities Inc. dated as of January 19, 2005 (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed January 21, 2005 [File No. 1-8002] and incorporated in this document by reference).

 10.60 Letter Agreement dated February 25, 2005, between the Registrant and Mr. Marijn Dekkers.

 10.61 Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Registrant's equity incentive plans to officers and directors of the Registrant (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 25, 2005 [file number 1-8002] and incorporated herein by reference).

 10.62 Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Registrant's equity incentive plans to Mr. Dekkers (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated February 25, 2005 [file number 1-8002] and incorporated herein by reference).

 10.63 Form of Thermo Electron Corporation Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant's equity incentive plans to Mr. Dekkers (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated February 25, 2005 [file number 1-8002] and incorporated herein by reference).

 10.64 Form of Thermo Electron Corporation Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant's equity incentive plans to Mr. Manzi (filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated February 25, 2005 [file number 1-8002] and incorporated herein by reference).

 10.65            Summary of Thermo Electron Corporation Director Compensation.

 10.66            Summary of Annual Incentive Program of Thermo Electron
                  Corporation.

 10.67 Summary of 2005 Annual Cash Incentive Plan Matters (set forth in Item 1.01 to the Registrant's Current Report on Form 8-K dated February 25, 2005 [file number 1-8002] in the first two paragraphs under heading "2005 Executive Compensation Matters" and incorporated herein by reference).

<

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit
-------           ----------------------

 21               Subsidiaries of the Registrant.

 23               Consent of PricewaterhouseCoopers LLP.

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


<

>


                           THERMO ELECTRON CORPORATION

                           ANNUAL REPORT ON FORM 10-K
             INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


       The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:


                                                                                                                         Page
                                                                                                                         ----

Report of Independent Registered Public Accounting Firm on financial statements at December 31, 2004, and for
       the three years then ended                                                                                        F-2

Consolidated Statement of Income for the years ended December 31, 2004, December 31, 2003, and December 28, 2002         F-4

Consolidated Balance Sheet as of December 31, 2004 and 2003                                                              F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2004, December 31, 2003, and December 28,
       2002                                                                                                              F-7

Consolidated Statement of Comprehensive Income and Shareholders' Equity for the years ended December 31, 2004,
       December 31, 2003, and December 28, 2002                                                                          F-9

Notes to Consolidated Financial Statements                                                                               F-11


       The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a):
                                                                                                                         Page
                                                                                                                         ----

Schedule II - Valuation and Qualifying Accounts                                                                          F-57

Note: All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or in the notes thereto.





<

>


                           THERMO ELECTRON CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Electron Corporation:

We have completed an integrated audit of Thermo Electron Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Thermo Electron Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

<

>


                           THERMO ELECTRON CORPORATION

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - (Continued)

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.



PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2005



<

>


                           THERMO ELECTRON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                     (In thousands except per share amounts)


                                                                                            2004            2003            2002
                                                                                         ----------      ----------      ----------

Revenues (Notes 1 and 3)                                                                 $2,205,995      $1,899,378      $1,849,360
                                                                                         ----------      ----------      ----------

Costs and Operating Expenses:
 Cost of revenues (Note 15)                                                               1,191,516       1,019,476       1,000,465
 Selling, general, and administrative expenses                                              626,458         519,322         509,366
 Research and development expenses                                                          134,680         127,996         131,976
 Restructuring and other costs, net (Note 15)                                                15,829          45,200          37,691
                                                                                         ----------      ----------      ----------

                                                                                          1,968,483       1,711,994       1,679,498
                                                                                         ----------      ----------      ----------

Operating Income                                                                            237,512         187,384         169,862
Other Income, Net (Note 4)                                                                   21,707          35,247         131,500
                                                                                         ----------      ----------      ----------

Income from Continuing Operations Before Provision for Income Taxes                         259,219         222,631         301,362
Provision for Income Taxes (Note 6)                                                         (40,852)        (47,421)        (97,943)
                                                                                         ----------      ----------      ----------

Income from Continuing Operations                                                           218,367         175,210         203,419
Income (Loss) from Discontinued Operations (includes income tax benefit
 of $36,321, $1,485, and $5,478; Note 16)                                                    43,018          (2,513)         (9,059)
Gain on Disposal of Discontinued Operations, Net (includes income tax benefit of $36,728 and $21,008 in 2004 and 2002; net of income tax provision of
 $8,141 in 2003; Note 16)                                                                   100,452          27,312         115,370
                                                                                         ----------      ----------      ----------

Net Income                                                                               $  361,837      $  200,009      $  309,730
                                                                                         ==========      ==========      ==========

Earnings per Share from Continuing Operations (Note 7)
 Basic                                                                                   $     1.34      $     1.08      $     1.21
                                                                                         ==========      ==========      ==========
 Diluted                                                                                 $     1.31      $     1.05      $     1.17
                                                                                         ==========      ==========      ==========

Earnings per Share (Note 7)
 Basic                                                                                   $     2.22      $     1.23      $     1.84
                                                                                         ==========      ==========      ==========
 Diluted                                                                                 $     2.17      $     1.20      $     1.73
                                                                                         ==========      ==========      ==========

Weighted Average Shares (Note 7)
 Basic                                                                                      163,133         162,713         168,572
                                                                                         ==========      ==========      ==========
 Diluted                                                                                    167,641         170,730         186,611
                                                                                         ==========      ==========      ==========


       The accompanying notes are an integral part of these consolidated financial statements.


<

>


                           THERMO ELECTRON CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                                                            2004            2003
                                                                                                         ----------      ----------

Assets
Current Assets:
 Cash and cash equivalents                                                                               $  326,886      $  195,773
 Short-term available-for-sale investments, at quoted market value (Notes 4 and 9)                          185,369         222,465
 Accounts receivable, less allowances of $22,844 and $24,212                                                469,553         419,625
 Inventories                                                                                                336,711         302,161
 Deferred tax assets (Note 6)                                                                                92,929         113,006
 Other current assets                                                                                        52,606          46,995
 Current assets of discontinued operations (Note 16)                                                          5,600          95,231
                                                                                                         ----------      ----------

                                                                                                          1,469,654       1,395,256
                                                                                                         ----------      ----------

Property, Plant, and Equipment, at Cost, Net                                                                261,041         252,252
                                                                                                         ----------      ----------

Acquisition-related Intangible Assets (Note 2)                                                              158,577          65,542
                                                                                                         ----------      ----------
Other Assets (Note 2)                                                                                       174,428          47,761
                                                                                                         ----------      ----------

Goodwill (Note 2)                                                                                         1,513,025       1,441,172
                                                                                                         ----------      ----------

Long-term Assets of Discontinued Operations (Note 16)                                                             -         187,339
                                                                                                         ----------      ----------
                                                                                                         $3,576,725      $3,389,322
                                                                                                         ==========      ==========



<

>


                           THERMO ELECTRON CORPORATION

                    CONSOLIDATED BALANCE SHEET - (Continued)
                       (In thousands except share amounts)

                                                                                                          2004            2003
                                                                                                       ----------      ----------

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term obligations and current maturities of long-term obligations (Note 10)                      $   15,017      $   45,981
 Accounts payable                                                                                         131,175         102,617
 Accrued payroll and employee benefits                                                                     94,671          89,452
 Accrued income taxes                                                                                      22,829          98,167
 Deferred revenue                                                                                          77,778          59,055
 Accrued restructuring costs (Note 15)                                                                     15,819          22,453
 Other accrued expenses (Note 2)                                                                          178,887         171,249
 Current liabilities of discontinued operations (Note 16)                                                  42,552          95,819
                                                                                                       ----------      ----------

                                                                                                          578,728         684,793
                                                                                                       ----------      ----------

Deferred Income Taxes (Note 6)                                                                             15,213          11,700
                                                                                                       ----------      ----------

Other Long-term Liabilities (Note 5)                                                                       91,164          74,861
                                                                                                       ----------      ----------

Long-term Liabilities of Discontinued Operations (Note 16)                                                      -           6,766
                                                                                                       ----------      ----------
Long-term Obligations (Note 10):
 Senior notes                                                                                             135,232         137,874
 Subordinated convertible obligations                                                                      77,234          77,234
 Other                                                                                                     13,604          14,401
                                                                                                       ----------      ----------

                                                                                                          226,070         229,509
                                                                                                       ----------      ----------

Commitments and Contingencies (Note 11)

Shareholders' Equity (Notes 5 and 12):
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 179,818,648 and
    175,479,994 shares issued                                                                             179,819         175,480
 Capital in excess of par value                                                                         1,381,448       1,298,881
 Retained earnings                                                                                      1,381,257       1,019,420
 Treasury stock at cost, 19,269,245 and 10,416,770 shares                                                (435,779)       (192,469)
 Deferred compensation                                                                                     (2,561)         (2,834)
 Accumulated other comprehensive items (Note 8)                                                           161,366          83,215
                                                                                                       ----------      ----------

                                                                                                        2,665,550       2,381,693
                                                                                                       ----------      ----------

                                                                                                       $3,576,725      $3,389,322
                                                                                                       ==========      ==========


       The accompanying notes are an integral part of these consolidated financial statements.


<

>


                           THERMO ELECTRON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                          2004            2003            2002
                                                                                       ---------       ---------       ---------

Operating Activities
 Net income                                                                            $ 361,837       $ 200,009       $ 309,730
 (Income) loss from discontinued operations                                              (43,018)          2,513           9,059
 Gain on disposal of discontinued operations, net (Note 16)                             (100,452)        (27,312)       (115,370)
                                                                                       ---------       ---------       ---------

 Income from continuing operations                                                       218,367         175,210         203,419

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                       66,141          46,716          43,477
      Noncash restructuring and other costs, net (Note 15)                                 1,156           5,394           5,349
      Provision for losses on accounts receivable                                          3,045           3,485           2,260
      Equity in earnings of unconsolidated subsidiaries (Note 4)                            (733)           (490)         (2,533)
      Change in deferred income taxes                                                      3,004         (17,249)         21,979
      Gain on investments, net (Notes 4 and 9)                                           (20,838)        (35,536)       (123,134)
      (Gain) loss on sale of businesses (Note 2)                                               -           4,654          (2,612)
      Other                                                                                9,663          10,024          18,255
      Changes in current accounts, excluding the effects of
        acquisitions and dispositions:
          Accounts receivable                                                            (27,609)            931           4,597
          Inventories                                                                    (21,456)         27,414          18,426
          Other current assets                                                            (1,009)            688          11,087
          Accounts payable                                                                12,939         (12,942)           (573)
          Other current liabilities                                                        7,337          (7,956)        (85,466)
                                                                                       ---------       ---------       ---------

            Net cash provided by continuing operations                                   250,007         200,343         114,531
            Net cash provided by (used in) discontinued operations                        14,503          14,402          (7,683)
                                                                                       ---------       ---------       ---------

            Net cash provided by operating activities                                    264,510         214,745         106,848
                                                                                       ---------       ---------       ---------

Investing Activities
 Proceeds from sale of available-for-sale investments (Note 4)                           634,967         291,521         122,094
 Proceeds from maturities of available-for-sale investments                               29,819         349,192         217,011
 Purchases of available-for-sale investments                                            (611,095)       (245,704)        (37,833)
 Proceeds from sale of other investments (Note 4)                                             26           1,692          65,251
 Acquisitions, net of cash acquired (Note 2)                                            (143,010)       (134,924)        (78,683)
 Purchases of property, plant, and equipment                                             (49,985)        (41,690)        (41,442)
 Proceeds from sale of property, plant, and equipment                                      5,511           4,272           9,719
 Collection of notes receivable (Note 2)                                                     178          69,136          76,392
 Proceeds from sale of businesses, net of cash divested (Note 2)                               -          16,427          22,324
 Increase in other assets                                                                 (2,506)         (6,623)         (6,298)
 Other                                                                                    (1,579)           (938)           (121)
                                                                                       ---------       ---------       ---------

            Net cash provided by (used in) continuing operations                        (137,674)        302,361         348,414
            Net cash provided by discontinued operations                                 171,827           6,042         114,916
                                                                                       ---------       ---------       ---------

            Net cash provided by investing activities                                  $  34,153       $ 308,403       $ 463,330
                                                                                       ---------       ---------       ---------


<

>


                           THERMO ELECTRON CORPORATION

               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (In thousands)

                                                                                          2004            2003            2002
                                                                                       ---------       ---------       ---------

Financing Activities
 Redemption and repayment of long-term obligations (Note 10)                           $  (1,288)      $(269,135)      $(594,449)
 Purchases of company common stock and subordinated convertible
    debentures (Note 10)                                                                (231,530)        (88,871)       (334,152)
 Increase (decrease) in short-term notes payable                                          (7,938)       (369,110)        329,810
 Net proceeds from issuance of company common stock (Note 5)                              57,636          75,049          25,335
 Other                                                                                      (548)             40             (51)
                                                                                       ---------       ---------       ---------

            Net cash used in continuing operations                                      (183,668)       (652,027)       (573,507)
            Net cash provided by (used in) discontinued operations                           445         (11,605)        (16,018)
                                                                                       ---------       ---------       ---------

            Net cash used in financing activities                                       (183,223)       (663,632)       (589,525)
                                                                                       ---------       ---------       ---------

Exchange Rate Effect on Cash of Continuing Operations                                     16,522          31,976          17,626
Exchange Rate Effect on Cash of Discontinued Operations                                     (849)          2,966          (2,164)
                                                                                       ---------       ---------       ---------

Increase (Decrease) in Cash and Cash Equivalents                                         131,113        (105,542)         (3,885)
Cash and Cash Equivalents at Beginning of Year                                           195,773         301,315         305,200
                                                                                       ---------       ---------       ---------

                                                                                         326,886         195,773         301,315
Cash and Cash Equivalents of Discontinued Operations at End of Year                            -               -             (29)
                                                                                       ---------       ---------       ---------

Cash and Cash Equivalents at End of Year                                               $ 326,886       $ 195,773       $ 301,286
                                                                                       =========       =========       =========

See Note 14 for supplemental cash flow information.





       The accompanying notes are an integral part of these consolidated financial statements.


<

>


                           THERMO ELECTRON CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            AND SHAREHOLDERS' EQUITY
                       (In thousands except share amounts)

                                                                                           2004           2003            2002
                                                                                        ----------     ----------      ----------

Comprehensive Income
Net Income                                                                              $  361,837     $  200,009      $  309,730
                                                                                        ----------     ----------      ----------

Other Comprehensive Items (Note 8):
 Currency translation adjustment                                                            96,800        124,711          91,261
 Unrealized gains (losses) on available-for-sale investments, net of
    reclassification adjustment and net of tax                                              (9,970)        28,195         (65,894)
 Unrealized gains (losses) on hedging instruments, net of tax                                2,528         (1,033)         (2,828)
 Minimum pension liability adjustment, net of tax                                           (3,023)        (7,415)        (21,995)
                                                                                        ----------     ----------      ----------

                                                                                            86,335        144,458             544
                                                                                        ----------     ----------      ----------

                                                                                        $  448,172     $  344,467      $  310,274
                                                                                        ==========     ==========      ==========

Shareholders' Equity
Common Stock, $1 Par Value:
 Balance at beginning of year (175,479,994; 169,952,419; and 199,816,264
    shares)                                                                             $  175,480     $  169,952      $  199,816
 Issuance of stock under employees' and directors' stock plans
    (4,338,654; 5,527,575; and 2,136,155 shares)                                             4,339          5,528           2,136
 Restoration of stock to authorized but unissued status (32,000,000
    shares; Note 12)                                                                             -              -         (32,000)
                                                                                        ----------     ----------      ----------

 Balance at end of year (179,818,648; 175,479,994; and 169,952,419 shares)                 179,819        175,480         169,952
                                                                                        ----------     ----------      ----------

Capital in Excess of Par Value:
 Balance at beginning of year                                                            1,298,881      1,212,145       1,758,567
 Activity under employees' and directors' stock plans                                       66,562         74,717          31,669
 Tax benefit related to employees' and directors' stock plans                               16,005         12,019           6,696
 Effect of subsidiaries' equity transactions                                                     -              -             613
 Restoration of stock to authorized but unissued status (Note 12)                                -              -        (585,400)
                                                                                        ----------     ----------      ----------

 Balance at end of year                                                                  1,381,448      1,298,881       1,212,145
                                                                                        ----------     ----------      ----------

Retained Earnings:
 Balance at beginning of year                                                            1,019,420        819,411         509,681
 Net income                                                                                361,837        200,009         309,730
                                                                                        ----------     ----------      ----------

 Balance at end of year                                                                 $1,381,257     $1,019,420      $  819,411
                                                                                        ----------     ----------      ----------


<

>


                           THERMO ELECTRON CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                     AND SHAREHOLDERS' EQUITY - (Continued)
                       (In thousands except share amounts)

                                                                                           2004           2003            2002
                                                                                        ----------     ----------      ----------

Treasury Stock:
 Balance at beginning of year (10,416,770; 7,098,501; and 23,458,555
    shares)                                                                             $ (192,469)    $ (129,675)     $ (457,475)
 Purchases of company common stock (8,448,800; 3,033,400; and 15,444,000
    shares)                                                                               (231,530)       (57,838)       (285,632)
 Activity under employees' and directors' stock plans (403,675; 284,869;
    and 195,946 shares)                                                                    (11,780)        (4,956)         (3,968)
 Restoration of stock to authorized but unissued status (32,000,000
    shares; Note 12)                                                                             -              -         617,400
                                                                                        ----------     ----------      ----------

 Balance at end of year (19,269,245; 10,416,770; and 7,098,501 shares)                    (435,779)      (192,469)       (129,675)
                                                                                        ----------     ----------      ----------

Deferred Compensation (Note 5):
 Balance at beginning of year                                                               (2,834)        (4,852)         (3,157)
 Awards under employees' stock plans                                                        (1,680)        (1,577)         (4,207)
 Amortization of deferred compensation                                                       1,757          2,256           2,272
 Forfeitures under employees' stock plans                                                      196          1,339             240
                                                                                        ----------     ----------      ----------

 Balance at end of year                                                                     (2,561)        (2,834)         (4,852)
                                                                                        ----------     ----------      ----------

Accumulated Other Comprehensive Items (Note 8):
 Balance at beginning of year                                                               83,215        (36,704)        (99,290)
 Other comprehensive items                                                                  78,151        119,919         (48,080)
 Reclassification of equity interests to available-for-sale investments
    (Note 4)                                                                                     -              -         110,666
                                                                                        ----------     ----------      ----------

 Balance at end of year                                                                    161,366         83,215         (36,704)
                                                                                        ----------     ----------      ----------

                                                                                        $2,665,550     $2,381,693      $2,030,277
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

Principles of Consolidation

       The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Presentation

       During 2000 and 2001, the company completed the principal aspects of a major corporate reorganization. As part of this reorganization, the company spun off two businesses and sold a number of operating units which were treated as discontinued operations. In July 2004, the company sold Spectra-Physics, Inc., its optical technologies segment. The results of operations of Spectra-Physics as well as balance sheet amounts pertaining to this business have been classified as discontinued operations in the accompanying financial statements (Note 16). The company transferred management responsibility and the related financial reporting and monitoring for several small business units in 2003 between segments (Note 3).

Fiscal Year

       Through 2002, the company had a fiscal year ending the Saturday nearest December 31. In 2003, the company changed its year end to December 31. References to 2004, 2003, and 2002 are for the fiscal years ended December 31, 2004, December 31, 2003, and December 28, 2002, respectively.

Revenue Recognition and Accounts Receivable

       Revenue is recognized after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or completion of services. If customer-specific acceptance criteria exists, the company recognizes revenue after demonstrating adherence to the acceptance criteria. The company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," as each element is delivered or completed based upon its relative fair value. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. When a portion of the customer's payment is not due until installation, the company defers that portion of the revenue until completion of installation. Revenues for training are deferred until the service is completed. Revenues for extended service contracts are recognized ratably over the contract period.

       The company's informatics business recognizes revenue from the sale of software in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by subsequent SOPs. License fee revenues relate primarily to sales of perpetual licenses to end-users and are recognized when a formal agreement exists, the license fee is fixed and determinable, delivery of the software has

<

>


                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

occurred, and collection is probable. Software arrangements with customers often include multiple elements, including software products, maintenance, and support. The company recognizes software license fees based on the residual method after all elements have either been delivered or vendor specific objective evidence (VSOE) of fair value exists for such undelivered elements. In the event VSOE is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract, which is generally a period of one year. VSOE of fair value of software maintenance and support is determined based on the price charged for the maintenance and support when sold separately. Revenues from training and consulting services are recognized as services are performed, based on VSOE, which is determined by reference to the price customers pay when the services are sold separately.

       Accounts receivable are recorded at the invoiced amount and do not bear interest. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The allowance for doubtful accounts is the company's best estimate of the amount of probable credit losses in existing accounts receivable. The company determines the allowance based on historical write-off experience. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance when the company believes it is probable the receivable will not be recovered. The company does not have any off-balance-sheet credit exposure related to customers.

       Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2004 balance sheet will be recognized within one year.

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


       Balance at December 28, 2002                                                                                    $ 22,863
        Provision charged to income                                                                                      22,689
        Usage                                                                                                           (19,449)
        Adjustments to previously provided warranties, net                                                               (2,818)
        Other, net (a)                                                                                                    2,360
                                                                                                                       --------

       Balance at December 31, 2003                                                                                      25,645
        Provision charged to income                                                                                      21,063
        Usage                                                                                                           (19,952)
        Adjustments to previously provided warranties, net                                                               (2,545)
        Other, net (a)                                                                                                    3,158
                                                                                                                       --------

       Balance at December 31, 2004                                                                                    $ 27,369
                                                                                                                       ========

       (a) Primarily represents the effects of currency translation.


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

       In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted after 1994 under the company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, and had the fair value of awards been amortized on a straight-line basis over the vesting period, the effect on certain financial information of the company would have been as follows:


                                                                                              2004          2003           2002
                                                                                            --------      --------       --------
                                                                                                    (In thousands except
                                                                                                     per share amounts)
       Income from Continuing Operations:
        As reported                                                                         $218,367      $175,210       $203,419
        Add: Stock-based employee compensation expense included in reported results,
           net of tax                                                                          1,142         1,677          3,117
        Deduct: Total stock-based employee compensation expense determined
           under the fair-value-based method for all awards, net of tax                      (12,710)      (18,276)       (21,876)
                                                                                            --------      --------       --------

        Pro forma                                                                           $206,799      $158,611       $184,660
                                                                                            ========      ========       ========

       Basic Earnings per Share from Continuing Operations:
        As reported                                                                         $   1.34      $   1.08       $   1.21
        Pro forma                                                                           $   1.27      $   0.97       $   1.10

       Diluted Earnings per Share from Continuing Operations:
        As reported                                                                         $   1.31      $   1.05       $   1.17
        Pro forma                                                                           $   1.24      $   0.96       $   1.06

       Net Income:
        As reported                                                                         $361,837      $200,009       $309,730
        Add: Stock-based employee compensation expense included in reported net
           income, net of tax                                                                  1,142         1,677          3,117
        Deduct: Total stock-based employee compensation expense determined
           under the fair-value-based method for all awards, net of tax                      (12,607)      (21,601)       (25,667)
                                                                                            --------      --------       --------

        Pro forma                                                                           $350,372      $180,085       $287,180
                                                                                            ========      ========       ========

       Basic Earnings per Share:
        As reported                                                                         $   2.22      $   1.23       $   1.84
        Pro forma                                                                           $   2.15      $   1.11       $   1.70

       Diluted Earnings per Share:
        As reported                                                                         $   2.17      $   1.20       $   1.73
        Pro forma                                                                           $   2.10      $   1.08       $   1.61



<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

       The weighted average fair value per share of options granted was $8.79, $6.73, and $9.23 in 2004, 2003, and 2002, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model assuming an expected dividend yield of zero and with the following weighted-average assumptions:


                                                                                                2004         2003         2002
                                                                                             ---------    ----------   ----------

       Volatility                                                                                  31%           38%          42%
       Risk-free Interest Rate                                                                    3.2%          2.9%         4.2%
       Expected Life of Options                                                              4.6 years     4.4 years    6.0 years


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

Earnings per Share

       Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects (Note 7).

Cash and Cash Equivalents

       Cash equivalents consists principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

       In connection with preparation of the accompanying financial statements, the company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the company has revised the classification to exclude from cash and cash equivalents $108.1 million and $37.8 million of auction rate securities at December 31, 2003 and 2002, respectively, and to include such amounts as short-term available-for-sale investments. In addition, the company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash provided by investing activities decreased by $70.4 million and $37.8 million in 2003 and 2002, respectively. This change in classification does not affect previously reported cash flows from operations or from financing activities. Auction rate securities are debt instruments with interest rates that generally reset every 7 to 28 days. Despite the long-term nature of their stated contractual maturities, the company has the ability to quickly liquidate investments in auction rate securities.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Available-for-sale Investments

       The company's marketable equity and debt securities are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded in the "Accumulated other comprehensive items" component of shareholders' equity (Notes 8 and 9). Decreases in market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment, and the company assesses the need to write down the carrying amount of the investments to market value through other income, net, in the accompanying statement of income.

Inventories

       Inventories are stated at the lower of standard cost (which approximates the first-in, first-out basis) or net realizable value and include materials, labor, and manufacturing overhead. The components of inventories are as follows:


                                                                                                           2004            2003
                                                                                                         --------        --------
                                                                                                              (In thousands)

       Raw Materials                                                                                     $131,810        $118,660
       Work in Progress                                                                                    40,244          42,069
       Finished Goods (includes $5,016 and $12,046 at customer locations)                                 164,657         141,432
                                                                                                         --------        --------

                                                                                                         $336,711        $302,161
                                                                                                         ========        ========

       The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value taking into consideration usage in the preceding 12 months, expected demand, and any other information that is relevant to the judgment. The company records as a charge to cost of revenues any amounts required to reduce the carrying value of inventories to net realizable value (Note 15).

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

                                                                                                           2004            2003
                                                                                                         --------        --------
                                                                                                              (In thousands)

       Land                                                                                              $ 33,037        $ 33,621
       Buildings and Improvements                                                                         156,218         137,447
       Machinery, Equipment, and Leasehold Improvements                                                   310,674         300,432
                                                                                                         --------        --------

                                                                                                          499,929         471,500
       Less: Accumulated Depreciation and Amortization                                                    238,888         219,248
                                                                                                         --------        --------

                                                                                                         $261,041        $252,252
                                                                                                         ========        ========


       Depreciation and amortization expense of property, plant, and equipment was $43.3 million, $37.7 million, and $36.2 million in 2004, 2003, and 2002, respectively.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Acquisition-related Intangible Assets and Other Assets

       Other assets in the accompanying balance sheet include deferred tax assets, notes receivable, cash surrender value of life insurance, deferred debt expense, other assets and, in 2004, shares of Newport Corporation common stock subject to long-term resale restrictions (Note 16). Acquisition-related intangible assets include the costs of acquired product technology, patents, trademarks, and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 2 to 20 years. The company has no intangible assets with indefinite lives. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Acquisition-related intangible assets are as follows:


                                                                                                   Accumulated
                                                                                     Gross        Amortization                Net
                                                                                  --------        ------------           --------
                                                                                                  (In thousands)

       2004
        Product technology                                                        $ 88,482            $(27,490)          $ 60,992
        Customer relationships                                                      89,368             (11,968)            77,400
        Patents                                                                     34,690             (19,295)            15,395
        Trademarks                                                                   2,996                (941)             2,055
        Other                                                                        4,398              (1,663)             2,735
                                                                                  --------            --------           --------

                                                                                  $219,934            $(61,357)          $158,577
                                                                                  ========            ========           ========

       2003
        Product technology                                                        $ 59,238            $(19,238)          $ 40,000
        Customer relationships                                                       3,111                (417)             2,694
        Patents                                                                     35,893             (18,189)            17,704
        Trademarks                                                                   2,825                (657)             2,168
        Other                                                                        4,134              (1,158)             2,976
                                                                                  --------            --------           --------

                                                                                  $105,201            $(39,659)          $ 65,542
                                                                                  ========            ========           ========

       The estimated future amortization expense of acquisition-related intangible assets is as follows (in thousands):


       2005                                                                                                              $ 29,257
       2006                                                                                                                28,596
       2007                                                                                                                28,034
       2008                                                                                                                27,978
       2009                                                                                                                19,969
       2010 and thereafter                                                                                                 24,743
                                                                                                                         --------

                                                                                                                         $158,577
                                                                                                                         ========

       Amortization of acquisition-related intangible assets was $22.8 million, $9.0 million, and $7.2 million in 2004, 2003, and
2002, respectively.


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill

       The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company's reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows. When an impairment is indicated, any excess of carrying value over fair value of goodwill is recorded as an operating loss (Note 15).

       The company completed annual tests for impairment at December 31, 2004 and 2003, and determined that goodwill was not impaired.

       The changes in the carrying amount of goodwill by segment are as follows:


                                                                                     Life and
                                                                                   Laboratory       Measurement
                                                                                     Sciences       and Control            Total
                                                                                   ----------       -----------       ----------
                                                                                                 (In thousands)

       Balance at December 28, 2002                                                $  885,843        $  414,415       $1,300,258
        Acquisitions                                                                  103,398                 -          103,398
        Write off due to sale of businesses                                                 -           (11,976)         (11,976)
        Currency translation                                                           37,671            11,715           49,386
        Other                                                                               -               106              106
                                                                                   ----------        ----------       ----------

       Balance at December 31, 2003                                                 1,026,912           414,260        1,441,172
        Acquisitions                                                                   93,964                 -           93,964
        Acquired tax benefits                                                         (38,748)           (1,771)         (40,519)
        Finalization of purchase price allocation for Jouan                           (22,186)                -          (22,186)
        Reversal of acquisition reserve due to favorable lease settlement              (2,316)                -           (2,316)
        Change in estimate of pre-acquisition tax matter                                    -             3,767            3,767
        Currency translation                                                           32,479             7,387           39,866
        Other                                                                          (1,139)              416             (723)
                                                                                   ----------        ----------       ----------

       Balance at December 31, 2004                                                $1,088,966        $  424,059       $1,513,025
                                                                                   ==========        ==========       ==========

Currency Translation

       All assets and liabilities of the company's non-U.S. subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year in accordance with SFAS No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the "Accumulated other comprehensive items" component of shareholders' equity. Currency transaction gains and losses are included in the accompanying statement of income and are not material for the three years presented.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Forward Contracts

       The company accounts for forward contracts under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivatives, including forward currency-exchange contracts, be recognized in the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value or cash flows.

       The company uses forward currency-exchange contracts primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair-value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in U.S. dollars, euros, British pounds sterling, and Swiss francs. The company enters into these currency-exchange contracts to hedge anticipated product purchases and sales and assets and liabilities arising in the normal course of business, principally accounts receivable and intercompany loans. Accordingly, the hedges are not speculative in nature. As part of the company's overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some operating units hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using exchange contracts that have maturities of 12 months or less. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

       The company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in earnings in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency losses and gains on the underlying exposure being hedged. Cash flows resulting from currency-exchange contracts qualifying as cash-flow hedges are recorded in the accompanying statement of cash flows in the same category as the item being hedged. At December 31, 2004, the company had deferred gains, net of income taxes, relating to forward currency-exchange contracts of a nominal amount, which is expected to be recognized as income over the next 12 months to approximately offset losses on the exposures being hedged. The ineffective portion of the gain or loss on derivative instruments is recorded in other income, net, in the accompanying statement of income and is not material for the three years presented.

Recent Accounting Pronouncements

       In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment." SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options, over the applicable vesting period. The company currently discloses the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective no later than fiscal periods beginning after June 15, 2005. The company does not currently expect to elect early adoption and has not determined whether it will apply the new standard prospectively in the third quarter of 2005, retroactively from the beginning of 2005, or restate all periods on a comparable basis.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during 2006. The company currently is evaluating the impact this standard will have on its financial statements.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to quantify impairment of assets, and in determining the ultimate loss from abandoning leases at facilities being exited (Note 15). Actual results could differ from those estimates.

Note 2.    Acquisitions and Dispositions

Acquisitions

       In September 2004, the Life and Laboratory Sciences segment broadened its informatics offerings by acquiring InnaPhase Corporation, a supplier of laboratory information management systems for the pharmaceutical and biotechnology markets, for $66.5 million in cash, including debt repayment (or $64.7 million, net of cash acquired). In February 2005 the company received a post-closing adjustment of $0.5 million as a refund of part of the purchase price. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $39.8 million was allocated to goodwill, none of which is deductible for tax purposes. InnaPhase had revenues of $17.7 million in 2004, prior to it being acquired.

       In April 2004, the Life and Laboratory Sciences segment expanded its service capabilities by acquiring US Counseling Services, Inc. (USCS), a supplier of equipment asset management services to the pharmaceutical, healthcare, and related industries, for $77.8 million in cash (or $74.7 million, net of cash acquired). The purchase price exceeded the fair value of the acquired net assets and, accordingly, $54.2 million was allocated to goodwill, all of which is deductible for tax purposes. USCS reported revenues of $57 million in 2003.

       In addition, in September 2004 the Measurement and Control segment acquired a manufacturer and distributor of air quality instruments in China for $3.7 million in cash.

       On December 31, 2003, the Life and Laboratory Sciences segment acquired Jouan SA for 110.9 million euros in cash ($137.8 million, or $122.7 million, net of cash acquired) and the assumption of approximately 11.8 million euros of debt ($14.7 million). Jouan is a global supplier of products used by life science researchers in academic, pharmaceutical, biotech, and clinical markets to prepare and preserve laboratory samples and has broadened the company's offerings in these markets. Having completed the acquisition of Jouan at the close of business on the last day of the company's fiscal year, the 2003 balance sheet of Jouan has been included in the accompanying financial statements, however, no results of operations or cash flows prior to 2004 have been included. During the first quarter of 2004, the company determined the fair value of Jouan's identifiable intangible assets and completed the purchase price allocation. As a result, $34.9 million was reclassified from goodwill to acquired intangible assets in 2004. In

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.    Acquisitions and Dispositions (continued)

addition, the company recorded a deferred tax liability of $12.1 million related to these assets, with a corresponding increase in goodwill. After these adjustments, goodwill arising from the Jouan acquisition totaled $77.1 million, none of which is deductible for tax purposes.

       In 2003, in addition to the acquisition of Jouan, the company made four other acquisitions for $12.3 million in cash, net of cash acquired, and up to $2.0 million of additional consideration through 2005 based on post-acquisition results of one of the acquired businesses. The additional consideration will be recorded as an increase to goodwill, if earned.

       In July 2002, the Measurement and Control segment acquired the radiation-monitoring products business (RMP) of Saint-Gobain Corporation to further enhance its line of security products. The aggregate purchase price was $31.4 million in cash. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $2.4 million was allocated as goodwill, all of which is deductible for tax purposes. RMP is a major supplier of radiation safety, security, and industrial equipment to the U.S. market, and the leader in personal radiation monitoring in the United Kingdom.

       In a transaction undertaken in April and May 2002, the Life and Laboratory Sciences segment acquired CRS Robotics Corporation (CRS), a Toronto Stock Exchange-listed company, for 5.75 Canadian dollars per share (approximately $3.68 per share). The aggregate purchase price was $43.0 million in cash, net of cash acquired. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $21.9 million was allocated as goodwill, none of which is deductible for tax purposes. In 2004, the company determined that it was more likely than not that certain tax acquired attributes of CRS including net operating losses, would be realized. As a result, $7.2 million of tax assets were recorded with a corresponding decrease in goodwill. CRS is a global supplier of lab automation robotics, software, and equipment to the drug-discovery market. The acquisition was made to further enhance the segment's product offering for laboratory automation equipment.

       In 2002, in addition to the acquisitions of RMP and CRS, the company made two other acquisitions for $4.3 million in cash.

       In addition to the $7.2 million reduction in goodwill discussed above, the company recorded a reduction in goodwill of $33.3 million in 2004 as a result of the use of tax attributes of businesses acquired prior to 2002.

       The company's acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies of combining the businesses. These synergies include use of the company's existing infrastructure such as sales force, distribution channels, and customer relations to expand sales of the acquired businesses' products; use of the infrastructure of the acquired businesses to cost effectively expand sales of company products; and elimination of duplicative facilities, functions, and staffing.

       These acquisitions have been accounted for using the purchase method of accounting, and the acquired companies' results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and, for acquisitions completed in 2004, is subject to adjustment upon finalization of the purchase price allocation. The company has gathered no information that indicates the final purchase price allocations will differ materially from the preliminary estimates.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.    Acquisitions and Dispositions (continued)

       Had the acquisition of Jouan, USCS, and InnaPhase been completed as of the beginning of 2003, the company's pro forma results for 2003 would have been as follows (in thousands except per share amounts):


       Revenues                                                                                                     $2,063,341

       Net Income                                                                                                   $  185,911

       Earnings per Share from Continuing Operations:
        Basic                                                                                                       $     0.99
        Diluted                                                                                                     $     0.97

       Earnings per Share:
        Basic                                                                                                       $     1.14
        Diluted                                                                                                     $     1.12


       The company's results for 2004 would not have been materially different from its reported results had the acquisitions of USCS and InnaPhase occurred at the beginning of the year.

       The components of the purchase price allocation for 2004 acquisitions are as follows:


                                                                   InnaPhase             USCS             Other            Total
                                                                   ---------         --------          --------         --------
                                                                                          (In thousands)
       Purchase Price:
        Cash paid (a)                                               $ 66,467         $ 77,785          $  3,650         $147,902
        Cash acquired                                                 (1,777)          (3,115)                -           (4,892)
                                                                    --------         --------          --------         --------

                                                                    $ 64,690         $ 74,670          $  3,650         $143,010
                                                                    ========         ========          ========         ========

       Allocation:
        Current assets                                              $  4,975         $  5,711          $     75         $ 10,761
        Property, plant, and equipment                                   761              367                 -            1,128
        Acquired intangible assets                                    36,089           34,700             3,610           74,399
        Goodwill                                                      39,753           54,211                 -           93,964
        Other assets                                                   4,465                3                 -            4,468
        Liabilities assumed                                          (21,353)         (20,322)              (35)         (41,710)
                                                                    --------         --------          --------         --------

                                                                    $ 64,690         $ 74,670          $  3,650         $143,010
                                                                    ========         ========          ========         ========

(a) Includes acquisition expenses.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.    Acquisitions and Dispositions (continued)

       Acquired intangible assets for 2004 acquisitions are as follows:

                                                                   InnaPhase             USCS             Other           Total
                                                                   ---------         --------          --------        --------
                                                                                          (In thousands)

       Customer Relationships                                       $ 22,676         $ 34,700          $  1,805        $ 59,181
       Product Technology                                             13,413                -             1,805          15,218
                                                                    --------         --------          --------        --------

                                                                    $ 36,089         $ 34,700          $  3,610        $ 74,399
                                                                    ========         ========          ========        ========


       The weighted-average amortization periods for intangible assets acquired in 2004 are: 5 years for customer relationships and 7 years for product technology. The weighted-average amortization period for all intangible assets acquired in 2004 is 6 years.

       The components of the purchase price allocation for 2003 acquisitions, as revised in 2004 following the completion of the purchase price allocation for Jouan, are as follows:


                                                                                        Jouan             Other           Total
                                                                                     --------          --------        --------
                                                                                                   (In thousands)

       Purchase Price:
        Cash paid (a)                                                                $137,838          $ 12,422        $150,260
        Cash acquired                                                                 (15,188)             (148)        (15,336)
                                                                                     --------          --------        --------

                                                                                     $122,650          $ 12,274        $134,924
                                                                                     ========          ========        ========

       Allocation:
        Current assets                                                               $ 48,049          $  3,713        $ 51,762
        Property, plant, and equipment                                                 24,089               851          24,940
        Acquired intangible assets                                                     35,116             8,078          43,194
        Goodwill                                                                       77,130             4,082          81,212
        Other assets                                                                        7                 2               9
        Debt                                                                          (14,653)             (234)        (14,887)
        Other liabilities assumed                                                     (47,088)           (4,218)        (51,306)
                                                                                     --------          --------        --------

                                                                                     $122,650          $ 12,274        $134,924
                                                                                     ========          ========        ========

       (a) Includes acquisition expenses.

       Acquired intangible assets for 2003 acquisitions are as follows:

                                                                                        Jouan             Other           Total
                                                                                     --------          --------        --------
                                                                                                   (In thousands)

       Customer and Distributor Relationships                                        $ 24,643          $      -        $ 24,643
       Product Technology                                                              10,231             4,755          14,986
       Patents                                                                            198             1,352           1,550
       Other                                                                               44             1,971           2,015
                                                                                     --------          --------        --------

                                                                                     $ 35,116          $  8,078        $ 43,194
                                                                                     ========          ========        ========


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.    Acquisitions and Dispositions (continued)

       The weighted-average amortization periods for intangible assets acquired in 2003 are: 6 years for customer and distributor relationships; 6 years for product technology; 10 years for patents; and 3 years for other intangible assets. The weighted-average amortization period for all intangible assets acquired in 2003 is 6 years.

       The company has undertaken restructuring activities at acquired businesses. These activities, which were accounted for in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," have primarily included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the company established reserves as detailed below, primarily for severance and excess facilities. In accordance with EITF Issue No. 95-3, the company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

       The company did not establish material reserves for restructuring businesses acquired in 2004.

       The changes in accrued acquisition expenses for acquisitions completed during 2003 are as follows:


                                                                                  Abandonment
                                                                                    of Excess
                                                                 Severance         Facilities             Other             Total
                                                                 ---------        -----------           -------           -------
                                                                                         (In thousands)

        Reserves established                                       $ 5,043            $ 3,954           $    99           $ 9,096
        Payments                                                       (62)               (44)                -              (106)
        Currency translation                                            17                 15                 7                39
                                                                   -------            -------           -------           -------

       Balance at December 31, 2003                                  4,998              3,925               106             9,029
        Reserves established                                           747                  -               317             1,064
        Payments                                                    (3,241)              (385)             (385)           (4,011)
        Decrease recorded as a reduction in goodwill                     -             (2,329)                -            (2,329)
        Currency translation                                           639                120                43               802
                                                                   -------            -------           -------           -------

       Balance at December 31, 2004                                $ 3,143            $ 1,331           $    81           $ 4,555
                                                                   =======            =======           =======           =======

       The principal accrued acquisition expenses for 2003 acquisitions were for severance for approximately 160 employees at Jouan across all functions and the downsizing of a Jouan manufacturing facility in Denmark, with a lease expiring in 2007, to a smaller site. The company expects to pay amounts accrued for severance and other expenses primarily through 2005 and amounts accrued for abandonment of excess facilities through 2007. Changes to restructuring plans arising in the first year following the acquisitions have been reflected through adjustments to goodwill.




<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.    Acquisitions and Dispositions (continued)

       The changes in accrued acquisition expenses for acquisitions completed prior to 2003 are as follows:

                                                                                  Abandonment
                                                                                    of Excess
                                                                 Severance         Facilities             Other             Total
                                                                 ---------        -----------           -------           -------
                                                                                         (In thousands)

       Balance at December 29, 2001                                $   626            $ 6,226           $   131           $ 6,983
        Reserves established                                         1,727                509               487             2,723
        Payments                                                      (830)              (452)              (73)           (1,355)
        Decrease recorded as a reduction in goodwill
           and other intangible assets                                (329)                 -               (73)             (402)
        Currency translation                                           125                727                27               879
                                                                   -------            -------           -------           -------

       Balance at December 28, 2002                                  1,319              7,010               499             8,828
        Payments                                                      (904)              (653)             (194)           (1,751)
        Decrease recorded as a reduction in goodwill
           and other intangible assets                                (488)              (401)             (186)           (1,075)
        Currency translation                                            73                684                28               785
                                                                   -------            -------           -------           -------

       Balance at December 31, 2003                                      -              6,640               147             6,787
        Payments                                                         -               (183)             (118)             (301)
        Decrease recorded as a reduction in goodwill                     -             (2,316)                -            (2,316)
        Currency translation                                             -                393                 2               395
                                                                   -------            -------           -------           -------

       Balance at December 31, 2004                                $     -            $ 4,534           $    31           $ 4,565
                                                                   =======            =======           =======           =======


       The principal acquisition expenses for pre-2003 acquisitions were for severance for approximately 878 employees across all functions and for abandoned facilities, primarily related to the company's acquisitions of Life Sciences International PLC in 1997, the product-monitoring businesses of Graseby Limited in 1998, Spectra-Physics AB in 1999, CRS in 2002, and RMP in 2002. The abandoned facilities for the 1997 and 1998 acquisitions include four operating facilities in England with leases expiring through 2014. The amounts captioned as "other" primarily represent employee relocation, contract termination, and other exit costs.

Dispositions

       The company sold Spectra-Physics in 2004 and reclassified the financial information pertaining to the business to discontinued operations for all periods presented (Note 16). The company's continuing operations sold several noncore businesses for net cash proceeds of $16.4 million in 2003 and $22.3 million in 2002 and recorded $4.7 million of pre-tax losses in 2003 and $2.6 million of net pre-tax gains in 2002, which are included in restructuring and other costs, net, in the accompanying statement of income.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.    Acquisitions and Dispositions (continued)

       In 2000, the company's Measurement and Control segment sold its Spectra Precision businesses to Trimble Navigation Limited. As part of the sale proceeds, the company obtained an $80.0 million note from Trimble, which carried interest at 10%. Trimble and the company negotiated a change in the note's terms in March 2002. Under the revised terms, Trimble paid $11 million of principal, together with $10 million of accrued interest. The amended note carried an interest rate of 10.41% and under certain conditions allowed the interest to be added to the note's principal. In addition, the company obtained warrants to purchase shares of Trimble, which became exercisable at various times and prices depending on the outstanding balance of the note. The warrants were recorded at their fair value. During 2003, Trimble repaid the note in full and the company sold all of the warrants that it had obtained from Trimble. The company recorded a gain of $1.2 million on the sale of the warrants as other income in the accompanying 2003 statement of income.

Note 3.    Business Segment and Geographical Information

       The company's businesses are managed in two segments:

       Life and Laboratory Sciences: serves the pharmaceutical, biotechnology, and other research and industrial laboratory markets, as well as scientists in government and academia, with advanced instrument systems and software that enable discovery, R&D, and quality assurance. The segment also serves the healthcare market with rapid point-of-care diagnostic tests, and with equipment, laboratory-automation systems, and consumables for pharmaceutical, biotechnology, academic, government, and clinical customers.

       Measurement and Control: enables customers in key industrial markets, such as chemical, oil and gas, semiconductor, pharmaceutical, food and beverage, minerals and mining, and steel, to control and optimize their manufacturing processes. The segment provides analytical tools, online process instruments, and precision temperature-control systems that are used to increase quality, improve productivity, and meet environmental and other regulatory standards. The segment also offers a comprehensive range of chemical-, radiation-, and explosives-detection instruments.

       As part of the divestiture of Spectra-Physics in 2004 (Note 16), the company retained a manufacturing unit in New York with approximately $5 million in annual revenues. This business was transferred to the Life and Laboratory Sciences segment and prior period results for this segment have been reclassified to reflect this change.

       During 2003, the company transferred management responsibility and the related financial reporting and monitoring for several small business units between segments as follows: (1) the compositional-metrology business was moved to the Life and Laboratory Sciences segment from the Optical Technologies segment; (2) the ultra-high-vacuum systems and semiconductor-testing businesses were moved to the Measurement and Control segment from the Optical Technologies segment; and (3) the organic elemental analysis business was moved to the Life and Laboratory Sciences segment from the Measurement and Control segment. The company has historically moved a business unit between segments when a shift in strategic focus of either the business unit or a segment more closely aligns the business unit with a segment different than that in which it had previously been reported. In addition to these changes, during the first quarter of 2003, the company began allocating certain costs, which had previously been classified as corporate expenses, to the business segments based on the estimated extent to which the segment benefited from the costs. Allocated costs principally include e-commerce, global sourcing, and marketing as well as some legal, human resources, and information systems costs. Prior-period segment information has been reclassified to reflect these changes.

       Business segment information captioned as Other in the following tables represents results of a unit that marketed and manufactured molecular beam epitaxy equipment. The unit was part of the company's former Optical Technologies segment and was sold in 2003.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3.    Business Segment and Geographical Information (continued)

                                                                                           2004           2003           2002
                                                                                        ----------     ----------     ----------
                                                                                                    (In thousands)

       Business Segment Information
       Revenues:
           Life and Laboratory Sciences                                                 $1,573,445     $1,293,009     $1,204,034
           Measurement and Control                                                         632,550        601,104        629,697
           Other                                                                                 -          5,265         15,629
                                                                                        ----------     ----------     ----------

                                                                                        $2,205,995     $1,899,378     $1,849,360
                                                                                        ==========     ==========     ==========

       Income from Continuing Operations Before Provision for
        Income Taxes:
           Life and Laboratory Sciences (a)                                             $  224,393     $  183,533     $  172,791
           Measurement and Control (b)                                                      53,376         44,549         45,862
           Other (c)                                                                          (163)        (8,429)       (14,893)
                                                                                        ----------     ----------     ----------

             Total Operating Income - Segments                                             277,606        219,653        203,760
           Corporate/Other (d)                                                             (18,387)         2,978         97,602
                                                                                        ----------     ----------     ----------

                                                                                        $  259,219     $  222,631     $  301,362
                                                                                        ==========     ==========     ==========

       Total Assets:
           Life and Laboratory Sciences                                                 $2,438,703     $2,128,177     $1,726,709
           Measurement and Control                                                         971,515        894,772        982,224
           Other                                                                               210            286          3,477
           Corporate (e)                                                                   160,697         83,517        625,164
                                                                                        ----------     ----------     ----------

             Total Assets - Continuing Operations                                        3,571,125      3,106,752      3,337,574
           Discontinued Operations                                                           5,600        282,570        313,901
                                                                                        ----------     ----------     ----------

                                                                                        $3,576,725     $3,389,322     $3,651,475
                                                                                        ==========     ==========     ==========


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3.    Business Segment and Geographical Information (continued)

                                                                                           2004           2003           2002
                                                                                        ----------     ----------     ----------
                                                                                                    (In thousands)

       Depreciation:
           Life and Laboratory Sciences                                                 $   29,811     $   23,399     $   21,795
           Measurement and Control                                                          10,245         10,698         11,065
           Other                                                                                 -            382            494
           Corporate                                                                         3,254          3,199          2,880
                                                                                        ----------     ----------     ----------

                                                                                        $   43,310     $   37,678     $   36,234
                                                                                        ==========     ==========     ==========

       Amortization:
           Life and Laboratory Sciences                                                 $   19,830     $    6,592     $    5,630
           Measurement and Control                                                           2,998          2,446          1,613
           Corporate                                                                             3              -              -
                                                                                        ----------     ----------     ----------

                                                                                        $   22,831     $    9,038     $    7,243
                                                                                        ==========     ==========     ==========

       Capital Expenditures:
           Life and Laboratory Sciences                                                 $   36,837     $   26,585     $   25,708
           Measurement and Control                                                           9,710          9,321         10,759
           Other                                                                                 -              -          3,010
           Corporate                                                                         3,438          5,784          1,965
                                                                                        ----------     ----------     ----------

                                                                                        $   49,985     $   41,690     $   41,442
                                                                                        ==========     ==========     ==========

       Geographical Information
       Revenues (f):
           United States                                                                $1,272,153     $1,133,626     $1,158,473
           England                                                                         324,728        294,264        290,194
           Germany                                                                         316,386        254,038        205,243
           Other                                                                           790,327        617,282        540,565
           Transfers among geographical areas (g)                                         (497,599)      (399,832)      (345,115)
                                                                                        ----------     ----------     ----------

                                                                                        $2,205,995     $1,899,378     $1,849,360
                                                                                        ==========     ==========     ==========

       Long-lived Assets (h):
           United States                                                                $  116,306     $  118,751     $  113,890
           England                                                                          23,291         22,728         26,844
           Germany                                                                          41,025         29,070         25,779
           Other                                                                           116,009         93,083         57,529
                                                                                        ----------     ----------     ----------

                                                                                        $  296,631     $  263,632     $  224,042
                                                                                        ==========     ==========     ==========

       Export Sales Included in United States Revenues Above (i)                        $  383,600     $  354,108     $  333,077
                                                                                        ==========     ==========     ==========



<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3.    Business Segment and Geographical Information (continued)

       (a) Includes restructuring and other costs, net, of $10.2 million, $21.8 million, and $19.4 million in 2004, 2003, and 2002, respectively.
       (b) Includes restructuring and other costs, net, of $6.5 million, $10.3 million, and $13.6 million in 2004, 2003, and 2002, respectively.
       (c) Includes restructuring and other costs, net, of $0.2 million, $8.1 million, and $10.6 million in 2004, 2003, and 2002, respectively.
       (d) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $2.3 million, $5.1 million, and $2.6 million at the company's corporate offices in 2004, 2003, and 2002, respectively. Other income and expense includes $9.6 million, $29.0 million, and $109.9 million of income in 2004, 2003, and 2002, respectively, primarily related to the company's investment in FLIR and Thoratec (Note 4).
       (e) Primarily cash and cash equivalents, short-term investments, and property and equipment at the company's corporate office.
       (f) Revenues are attributed to countries based on selling location.
       (g) Transfers among geographical areas are accounted for at prices that are representative of transactions with unaffiliated parties.
       (h) Includes property, plant, and equipment, net, and other long-term tangible assets.
       (i) In general, export revenues are denominated in U.S. dollars.

Note 4.    Other Income, Net

       The components of other income, net, in the accompanying statement of income are as follows:


                                                                                               2004          2003          2002
                                                                                             --------      --------      --------
                                                                                                       (In thousands)

       Interest Income                                                                       $  9,021      $ 19,663      $ 47,628
       Interest Expense (Note 10)                                                             (10,979)      (18,197)      (40,246)
       Gain on Investments, Net (Note 9)                                                       20,838        35,536       123,134
       Equity in Earnings of Unconsolidated Subsidiaries                                          733           490         2,533
       Other Items, Net (Note 10)                                                               2,094        (2,245)       (1,549)
                                                                                             --------      --------      --------

                                                                                             $ 21,707      $ 35,247      $131,500
                                                                                             ========      ========      ========


       As a result of the divestiture of Thermo Cardiosystems Inc. in 2001, the company acquired shares of Thoratec Corporation. The company sold 1,250,000 and 2,000,000 shares of Thoratec common stock during 2004 and 2003 and realized gains of $9.6 million and $16.3 million, respectively. At December 31, 2004, the company owned 4.4 million shares of Thoratec with a fair market value of $46.2 million.

       The company acquired 4,162,000 shares of FLIR Systems, Inc. common stock in connection with a business acquired in 1999. FLIR designs, manufactures, and markets thermal imaging and broadcast camera systems that detect infrared radiation or heat emitted directly by all objects and materials. Through the first quarter of 2002, the company accounted for its investment in FLIR using the equity method with a one quarter lag to ensure the availability of FLIR's operating results in time to enable the company to include its pro-rata share of FLIR's results with its own. In December 2001, following a sale of shares, the company's ownership of FLIR fell below 20%. In the first quarter of 2002, the company recorded $2.1 million of income as its share of FLIR's fourth quarter 2001 earnings through the date on which the company's ownership fell below 20%. Effective March 30, 2002, the company accounted for its investment in FLIR as an available-for-sale security and no longer recorded its share of FLIR's earnings. As an available-for-sale security, the investment in FLIR was recorded at quoted market value in current assets, and unrealized gains or losses were recorded as a part of accumulated other comprehensive items.


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.    Other Income, Net (continued)

       The company sold 334,175 and 2,669,700 shares of FLIR common stock during 2003 and 2002, respectively, and realized gains of $13.7 million and $111.4 million, respectively. These gains included $3.9 million and $31.0 million in 2003 and 2002, respectively, from the recovery of amounts written down in prior years when the company deemed an impairment of its investment in FLIR to be other than temporary. At December 31, 2003, the company no longer owned shares of FLIR.

       Gain on investments, net, also includes portfolio gains from the company's day-to-day investing activities.

Note 5.    Employee Benefit Plans

Stock-based Compensation Plans

Stock Option Plans
------------------

       The company has stock-based compensation plans for its key employees, directors, and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options, stock bonus shares, or performance-based shares, as determined by the compensation committee of the company's Board of Directors (the Board Committee) or in limited circumstances, by the company's option committee, which consists of its chief executive officer. Generally, options granted prior to July 2000 under these plans are exercisable immediately, but shares acquired upon exercise are subject to certain transfer restrictions and the right of the company to repurchase the shares at the exercise price upon certain events, primarily termination of employment. The restrictions and repurchase rights lapse over periods ranging from 0-10 years, depending on the term of the option, which may range from 3-12 years. Options granted in or after July 2000 under these plans generally vest over three to five years, assuming continued employment with certain exceptions. Upon a change in control of the company, all options, regardless of grant date, become immediately exercisable and shares acquired upon exercise cease to be subject to transfer restrictions and the company's repurchase rights. Nonqualified options are generally granted at fair market value, although options may be granted at a price at or above 85% of the fair market value on the date of grant under certain of the company's plans. Incentive stock options must be granted at not less than the fair market value of the company's stock on the date of grant. Stock options have been granted at fair market value. The company also has a directors' stock option plan that provides for the annual grant of stock options of the company to outside directors. Options awarded under this plan prior to 2003 are immediately exercisable and expire three to seven years after the date of grant. Options awarded in 2003 and thereafter vest over three years, assuming continued service on the board, and expire seven years after the date of grant.

       Following the completion of a cash tender offer in December 2001 for all the shares of Spectra-Physics it did not previously own, the company completed a short-form merger with Spectra-Physics in February 2002. Options to purchase shares of Spectra-Physics became options to purchase 2,242,000 shares of Thermo Electron common stock, which was accounted for in accordance with the methodology set forth in FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

       In 2004, 2003, and 2002, the company awarded to a number of key employees 60,000, 75,000, and 323,000 shares, respectively, of restricted company common stock or restricted units that convert into an equivalent number of shares of common stock assuming continued employment, with some exceptions. The awards had an aggregate value of $1.7 million, $1.6 million, and $6.5 million, respectively. The awards generally vest in equal annual installments over three years, assuming continued employment, with some exceptions. Of the shares/units awarded in 2002, 112,000 units vested immediately but did not become shares of company common stock until cessation of employment. The company recorded $1.8 million, $2.6 million, and $4.5 million of compensation expense related to these awards in 2004, 2003, and 2002, respectively.


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.    Employee Benefit Plans (continued)

       A summary of the company's stock option activity is as follows:


                                                                   2004                     2003                     2002
                                                           --------------------     --------------------     -------------------
                                                                       Weighted                 Weighted                Weighted
                                                           Number       Average     Number       Average     Number      Average
                                                               of      Exercise         of      Exercise         of     Exercise
                                                           Shares         Price     Shares         Price     Shares        Price
                                                           ------      --------     ------      --------     ------     --------
                                                                                 (Shares in thousands)

       Options Outstanding, Beginning of Year              15,915        $20.83     22,472        $20.11     19,663       $17.78
        Granted                                             1,671         27.77      1,534         18.82      5,322        19.69
        Assumed in merger with subsidiary (Note 16)             -             -          -             -      2,242        42.71
        Exercised                                          (3,920)        16.77     (5,200)        14.69     (2,049)       13.03
        Forfeited                                          (2,773)        32.51     (2,891)        25.21     (2,706)       26.46
                                                           ------                   ------                   ------

       Options Outstanding, End of Year                    10,893        $20.38     15,915        $20.83     22,472       $20.11
                                                           ======        ======     ======        ======     ======       ======

       Options Exercisable                                  6,003        $19.32      8,916        $21.57     11,391       $19.44
                                                           ======        ======     ======        ======     ======       ======

       Options Available for Grant                          3,806                    3,842                    3,667
                                                           ======                   ======                   ======

       A summary of the status of the company's stock options at December 31, 2004, is as follows:


                                                        Options Outstanding                               Options Exercisable
                                           -----------------------------------------------            --------------------------
                                                              Weighted            Weighted                              Weighted
                                           Number              Average             Average            Number             Average
       Range of                                of            Remaining            Exercise                of            Exercise
       Exercise Prices                     Shares     Contractual Life               Price            Shares               Price
       -----------------                   ------     ----------------            --------            ------            --------
                                                                          (Shares in thousands)

       $  3.49 - $ 11.00                      643            1.9 years              $ 9.48               579              $ 9.49
         11.01 -   19.00                    2,324            3.4 years               16.01             1,487               15.65
         19.01 -   21.00                    4,248            5.3 years               19.77             1,944               19.78
         21.01 -   30.00                    3,414            4.6 years               24.71             1,862               22.82
         30.01 -   40.00                      220            5.1 years               31.66                87               33.02
         40.01 -   70.00                       15            1.5 years               46.99                15               46.99
         70.01 -  196.48                       29            4.1 years               91.47                29               91.27
                                           ------                                                     ------

       $  3.49 - $196.48                   10,893            4.5 years              $20.38             6,003              $19.32
                                           ======                                                     ======


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.    Employee Benefit Plans (continued)

Employee Stock Purchase Plans
-----------------------------

       Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Under this program, shares of the company's common stock may be purchased at 85% of the lower of the fair market value at the beginning or end of the purchase period, and the shares purchased are subject to a one-year resale restriction. Shares are purchased through payroll deductions of up to 10% of each participating employee's gross wages. In early 2005, 2004, and 2003, the company issued 136,000, 185,000, and 147,000 shares, respectively, of its common stock for the 2004, 2003, and 2002 plan years, which ended on December 31.

       The company has a plan in England under which employees can purchase shares of the company's common stock through payroll deductions. No material issuances occurred in 2002 - 2004 under the plan. As of December 31, 2004, 87,000 shares of the company's common stock have been reserved for issuance under the plan. Following the issuance of shares under the plan in 2005, the plan will be discontinued.

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

       For these plans, the company contributed and charged to expense $17.7 million, $16.3 million, and $17.2 million in 2004, 2003, and 2002, respectively.

Defined Benefit Pension Plans

       Several of the company's non-U.S. subsidiaries, principally in Germany and England, and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. Net periodic benefit costs for the plans in aggregate included the following components:


                                                                                                 2004          2003         2002
                                                                                               -------       -------      -------
                                                                                                         (In thousands)

       Service Cost                                                                            $ 5,527       $ 4,408      $ 3,051
       Interest Cost on Benefit Obligation                                                      11,191         9,578        6,836
       Expected Return on Plan Assets                                                           (9,798)       (8,227)      (7,273)
       Recognized Net Actuarial Loss                                                             2,558         2,091          114
       Amortization of Unrecognized Initial Obligation and Prior Service Cost                        1            45           35
                                                                                               -------       -------      -------

                                                                                               $ 9,479       $ 7,895      $ 2,763
                                                                                               =======       =======      =======



<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.    Employee Benefit Plans (continued)

       The activity under the company's defined benefit plans is as follows:


                                                                                                            2004           2003
                                                                                                          --------       --------
                                                                                                              (In thousands)

       Change in Benefit Obligation:
        Benefit obligation, beginning of year                                                             $215,199       $173,001
        Service cost                                                                                         5,527          4,408
        Interest cost                                                                                       11,191          9,578
        Benefits paid                                                                                       (4,745)        (4,961)
        Actuarial loss                                                                                      10,137         12,205
        Currency translation                                                                                18,560         20,968
                                                                                                          --------       --------

        Benefit obligation, end of year                                                                    255,869        215,199
                                                                                                          --------       --------

       Change in Plan Assets:
        Fair value of plan assets, beginning of year                                                       146,283        114,790
        Company contributions                                                                                5,624          4,638
        Benefits paid                                                                                       (4,745)        (4,961)
        Actual return on plan assets                                                                        12,687         18,625
        Currency translation                                                                                12,452         13,191
                                                                                                          --------       --------

        Fair value of plan assets, end of year                                                             172,301        146,283
                                                                                                          --------       --------

       Funded Status                                                                                       (83,568)       (68,916)
       Unrecognized Net Actuarial Loss                                                                      60,925         52,176
       Unrecognized Initial Obligation and Prior Service Cost                                                   63             64
                                                                                                          --------       --------

       Net Amount Recognized                                                                              $(22,580)      $(16,676)
                                                                                                          ========       ========

       Amounts Recognized in the Balance Sheet:
        Accrued pension liability                                                                         $(68,984)      $(56,533)
        Intangible asset                                                                                        63             64
        Accumulated other comprehensive items                                                               46,341         39,793
                                                                                                          --------       --------

       Net Amount Recognized                                                                              $(22,580)      $(16,676)
                                                                                                          ========       ========


       All of the company's defined benefit plans have projected benefit obligations and accumulated benefit obligations in excess of plan assets. The aggregate accumulated benefit obligations were $240.7 million and $201.2 million at year-end 2004 and 2003, respectively. The measurement date used to determine benefit information was December 31 for all plan assets and benefit obligations.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.    Employee Benefit Plans (continued)

       The weighted average rates used to determine the net periodic benefit costs were as follows:


                                                                                                 2004           2003           2002
                                                                                                 ----           ----           ----

       Discount Rate                                                                             5.3%           5.5%           6.3%
       Rate of Increase in Salary Levels                                                         3.3%           3.3%           3.9%
       Expected Long-term Rate of Return on Assets                                               6.8%           6.9%           7.7%

       The weighted average rates used to determine benefit obligations at the respective year ends were as follows:

                                                                                                                2004           2003
                                                                                                                ----           ----

       Discount Rate                                                                                            4.9%           5.3%
       Rate of Increase in Salary Levels                                                                        3.2%           3.3%

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

       For the company's plans, the asset allocation at the respective year ends by asset category, which approximates target allocation, was as follows:

                                                                                                                2004           2003
                                                                                                                ----           ----

       Equity Securities                                                                                         62%            64%
       Debt Securities                                                                                           21%            18%
       Insurance Policies                                                                                         6%             7%
       Real Estate                                                                                                3%             2%
       Other                                                                                                      8%             9%
                                                                                                                ----           ----

                                                                                                                100%           100%
                                                                                                                ====           ====

       Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

       The company expects to make contributions to its plans in 2005 of approximately $4.7 million.

       The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):


       2005                                                                                                                 $ 7,092
       2006                                                                                                                   7,601
       2007                                                                                                                   7,842
       2008                                                                                                                   8,939
       2009                                                                                                                   9,489
       2010-2014                                                                                                            $55,012


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6.    Income Taxes

       The components of income from continuing operations before provision for income taxes are as follows:


                                                                                             2004           2003           2002
                                                                                           --------       --------       --------
                                                                                                     (In thousands)

       U.S.                                                                                $109,812       $108,424       $223,257
       Non-U.S.                                                                             149,407        114,207         78,105
                                                                                           --------       --------       --------

                                                                                           $259,219       $222,631       $301,362
                                                                                           ========       ========       ========

       The components of the provision for income taxes of continuing operations are as follows:

                                                                                             2004           2003           2002
                                                                                           --------       --------       --------
                                                                                                     (In thousands)
       Currently Payable:
        Federal                                                                            $ 10,759       $ 41,126       $ 60,302
        Non-U.S.                                                                             29,636         32,572         24,299
        State                                                                                (6,363)         1,575          1,888
                                                                                           --------       --------       --------

                                                                                             34,032         75,273         86,489
                                                                                           --------       --------       --------

       Net Deferred (Prepaid):
        Federal                                                                               7,494        (29,766)         9,648
        Non-U.S.                                                                               (679)         1,621          1,429
        State                                                                                     5            293            377
                                                                                           --------       --------       --------

                                                                                              6,820        (27,852)        11,454
                                                                                           --------       --------       --------

                                                                                           $ 40,852       $ 47,421       $ 97,943
                                                                                           ========       ========       ========

       The income tax provision (benefit) included in the accompanying statement of income is as follows:

                                                                                             2004           2003           2002
                                                                                           --------       --------       --------
                                                                                                     (In thousands)

       Continuing Operations                                                               $ 40,852       $ 47,421       $ 97,943
       Discontinued Operations                                                              (73,049)         6,656        (26,486)
                                                                                           --------       --------       --------

                                                                                           $(32,197)      $ 54,077       $ 71,457
                                                                                           ========       ========       ========

       The company receives a tax deduction upon the exercise of nonqualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $16.0 million, $12.0 million, and $6.7 million, of such benefits of the company that have been allocated to capital in excess of par value in 2004, 2003, and 2002, respectively.




<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6.    Income Taxes (continued)

       The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

                                                                                             2004           2003           2002
                                                                                           --------       --------       --------
                                                                                                      (In thousands)

       Provision for Income Taxes at Statutory Rate                                        $ 90,727       $ 77,921       $105,477
       Increases (Decreases) Resulting From:
        Tax return reassessments and settlements                                            (33,782)             -              -
        Non-U.S. tax rate and tax law differential                                          (17,392)       (12,909)         2,299
        Federal tax credits                                                                  (1,618)       (13,678)        (7,105)
        Foreign sales corporation/extraterritorial income exclusion                          (3,396)        (3,358)        (2,184)
        Basis difference of businesses sold or terminated                                     2,847         (4,988)           206
        State income taxes, net of federal tax                                                1,885          1,213          1,472
        Nondeductible expenses                                                                  863          1,014            905
        Losses not benefited in the year they occurred                                            -          2,224         (3,192)
        Other, net                                                                              718            (18)            65
                                                                                           --------       --------       --------

                                                                                           $ 40,852       $ 47,421       $ 97,943
                                                                                           ========       ========       ========

       Net deferred tax asset in the accompanying balance sheet consists of the following:


                                                                                                            2004           2003
                                                                                                          --------       --------
                                                                                                              (In thousands)

       Deferred Tax Asset (Liability):
        Net operating loss and credit carryforwards                                                       $160,693       $116,441
        Reserves and accruals                                                                               71,582         77,646
        Inventory basis difference                                                                          22,714         25,170
        Accrued compensation                                                                                 4,728          5,483
        Depreciation and amortization                                                                      (27,829)       (16,869)
        Available-for-sale investments                                                                     (11,901)       (20,132)
        Other, net                                                                                          (2,434)        (2,119)
                                                                                                          --------       --------

                                                                                                           217,553        185,620
        Less: Valuation allowance                                                                           66,152         70,245
                                                                                                          --------       --------

                                                                                                          $151,401       $115,375
                                                                                                          ========       ========

       The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not go unused. The valuation allowance primarily relates to the uncertainty surrounding the realization of acquired tax loss and credit carryforwards. Any tax benefit resulting from the use of acquired loss carryforwards will be used to reduce goodwill.


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6.    Income Taxes (continued)

       During 2004 and early 2005, the Internal Revenue Service (IRS) and the company reached a final settlement of the audit of the company's tax returns for the 1998 through 2000 tax years. In addition, in 2004 audits of state tax returns were completed. In 2004, the company recorded tax benefits that had not previously been recognized of $33.8 million in continuing operations and $52.7 million in discontinued operations (Note 16) associated with the completion of the tax audits.

       In addition to the tax benefit of $52.7 million, discussed above, the company's tax benefit from discontinued operations in 2004 included amounts pertaining to Spectra-Physics (Note 16).

       At December 31, 2004, the company had federal, state, and non-U.S. net operating loss carryforwards of $80 million, $99 million, and $188 million, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2005 through 2024. Of the non-U.S. net operating loss carryforwards, $14 million expire in the years 2005 through 2014, and the remainder do not expire. The company also had $60 million of federal foreign tax credit carryforwards as of December 31, 2004, which expire in the years 2005 through 2014.

       A provision has not been made for U.S. or additional non-U.S. taxes on $629 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost.

       The American Jobs Creation Act of 2004, signed into law in October 2004, allows companies to repatriate permanently reinvested non-U.S. earnings in 2005 or 2006 at an effective rate of 5.25%. The company does not currently expect to take advantage of this provision. The new tax law also phases out an existing deduction based on export revenues and replaces it with a deduction for a portion of the profit derived from domestic manufacturing activities. The company is continuing to evaluate the effect of this change but does not expect a material impact on its tax provision.

Note 7.    Earnings per Share


                                                                                            2004           2003            2002
                                                                                          --------       --------        --------
                                                                                                  (In thousands except
                                                                                                   per share amounts)

       Income from Continuing Operations                                                  $218,367       $175,210        $203,419
       Income (Loss) from Discontinued Operations                                           43,018         (2,513)         (9,059)
       Gain on Disposal of Discontinued Operations, Net                                    100,452         27,312         115,370
                                                                                          --------       --------        --------

       Net Income for Basic Earnings per Share                                             361,837        200,009         309,730
       Effect of Convertible Debentures                                                      1,606          4,830          13,986
                                                                                          --------       --------        --------

       Income Available to Common Shareholders, as Adjusted for Diluted Earnings
        per Share                                                                         $363,443       $204,839        $323,716
                                                                                          --------       --------        --------

       Basic Weighted Average Shares                                                       163,133        162,713         168,572
       Effect of:
        Convertible debentures                                                               1,846          5,737          15,952
        Stock options                                                                        2,571          2,085           2,068
        Contingently issuable shares                                                            91            195              19
                                                                                          --------       --------        --------

       Diluted Weighted Average Shares                                                     167,641        170,730         186,611
                                                                                          --------       --------        --------


<

>

                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7.    Earnings per Share (continued)

                                                                                              2004           2003           2002
                                                                                             -----          -----          -----
                                                                                                    (In thousands except
                                                                                                     per share amounts)

       Basic Earnings per Share:
        Continuing operations                                                                $1.34          $1.08          $1.21
        Discontinued operations                                                                .88            .15            .63
                                                                                             -----          -----          -----

                                                                                             $2.22          $1.23          $1.84
                                                                                             =====          =====          =====

       Diluted Earnings per Share:
        Continuing operations                                                                $1.31          $1.05          $1.17
        Discontinued operations                                                                .86            .15            .57
                                                                                             -----          -----          -----

                                                                                             $2.17          $1.20          $1.73
                                                                                             =====          =====          =====


       Options to purchase 1,078,000, 6,678,000, and 10,786,000 shares of common stock were not included in the computation of diluted earnings per share for 2004, 2003, and 2002, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       The computation of diluted earnings per share for 2003 and 2002 excludes the effect of assuming the conversion of the company's 4 3/8% subordinated convertible debentures convertible at $111.83 per share because the effect would be antidilutive. These debentures were no longer outstanding as of December 31, 2003, having previously been redeemed.

Note 8.    Comprehensive Income

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

       Accumulated other comprehensive items in the accompanying balance sheet consists of the following:


                                                                                                           2004            2003
                                                                                                         --------        --------
                                                                                                              (In thousands)

       Cumulative Translation Adjustment                                                                 $180,063        $ 83,263
       Net Unrealized Gains on Available-for-sale Investments                                              13,731          31,885
       Net Unrealized Gains (Losses) on Hedging Instruments                                                     5          (2,523)
       Minimum Pension Liability Adjustment (net of tax benefit of $13,908 and $12,613)                   (32,433)        (29,410)
                                                                                                         --------        --------

                                                                                                         $161,366        $ 83,215
                                                                                                         ========        ========


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8.    Comprehensive Income (continued)

       Comprehensive income in 2002 excludes the effect of unrealized gains of $111 million that existed at the date the company reclassified equity interests in FLIR and Thoratec to available-for-sale investments.

       The change in unrealized gains (losses) on available-for-sale investments, a component of other comprehensive items in the accompanying statement of comprehensive income and shareholders' equity, includes the following:


                                                                                            2004           2003            2002
                                                                                          --------       --------       ---------
                                                                                                      (In thousands)

       Unrealized Holding Gains (Losses) Arising During the Year (net of
        income tax provision (benefit) of $(2,481), $14,407, and $(22,067))               $ (4,609)      $ 26,754       $ (34,481)
       Reclassification Adjustment for (Gains) Losses Included in Net Income
        (net of income tax provision (benefit) of $2,690, $(1,366), and
        $15,746)                                                                            (5,361)         1,441         (31,413)
                                                                                          --------       --------       ---------

       Net Unrealized Gains (Losses) (net of income tax provision (benefit)
        of $(5,171), $15,773, and $(37,813))                                              $ (9,970)      $ 28,195       $ (65,894)
                                                                                          ========       ========       =========

       The change in unrealized gains (losses) on hedging instruments, a component of other comprehensive items in the accompanying statement of comprehensive income and shareholders' equity, includes the following:

                                                                                            2004            2003           2002
                                                                                          --------       --------        --------
                                                                                                      (In thousands)

       Unrealized Holding Gains (Losses) Arising During the Year (net of
        income tax provision (benefit) of $(43), $(2,137), and $(1,794))                  $     28       $ (4,261)       $ (2,852)
       Reclassification Adjustment for Losses Included in Net Income (net of
        income tax provision (benefit) of $(1,410), $(1,686), and $(15))                     2,500          3,228              24
                                                                                          --------       --------        --------

       Net Unrealized Gains (Losses) (net of income tax provision (benefit)
        of $1,367, $(451), and $(1,779))                                                  $  2,528       $ (1,033)       $ (2,828)
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

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9.    Available-for-sale Investments

       The aggregate market value, cost basis, and gross unrealized gains and losses of short-term available-for-sale investments by major security type are as follows:


                                                                                                                            Fair
                                                                                                                        Value of
                                                                                      Gross             Gross        Investments
                                                Market               Cost        Unrealized        Unrealized    with Unrealized
                                                 Value              Basis             Gains            Losses             Losses
                                              --------           --------        ----------        ----------    ---------------
                                                                            (In thousands)
       2004
       Equity Securities                      $ 81,446           $ 60,321          $ 22,107          $   (982)          $ 22,703
       Auction Rate Securities                 103,923            103,923                 -                 -                  -
                                              --------           --------          --------          --------           --------

                                              $185,369           $164,244          $ 22,107          $   (982)          $ 22,703
                                              ========           ========          ========          ========           ========

       2003
       Corporate Bonds and Notes              $ 18,638           $ 18,578          $     60          $      -           $      -
       Equity Securities                        95,688             46,695            48,993                 -                  -
       Auction Rate Securities                 108,139            108,139                 -                 -                  -
                                              --------           --------          --------          --------           --------

                                              $222,465           $173,412          $ 49,053          $      -           $      -
                                              ========           ========          ========          ========           ========


       The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. The net gain on the sale of available-for-sale investments resulted from gross realized gains of $21.0 million, $38.2 million, and $126.6 million, and gross realized losses of $0.2 million, $2.7 million, and $3.5 million, in 2004, 2003, and 2002, respectively. The sole investment with an unrealized loss at December 31, 2004, was the portion of the company's investment in Newport common stock held as an available-for-sale security (Note
16). The company acquired the shares of Newport in July 2004. The fair value of the Newport shares increased in early 2005 such that it approximated the company's cost.

       The company's investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates. The interest rates generally reset every 7 to 28 days. Despite the long-term nature of their stated contractual maturities, the company has the ability to quickly liquidate investments in auction rate securities. All income generated from these investments has been recorded as interest income.


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10.   Long-term Obligations and Other Financing Arrangements


                                                                                                            2004           2003
                                                                                                          --------     --------
                                                                                                          (In thousands except
                                                                                                            per share amounts)

       7 5/8% Senior Notes, Due 2008                                                                      $135,232       $137,874
       3 1/4% Subordinated Convertible Debentures, Due 2007, Convertible at $41.84 per Share                77,234         77,234
       Other                                                                                                15,556         20,282
                                                                                                          --------       --------

                                                                                                           228,022        235,390
       Less: Current Maturities                                                                              1,952          5,881
                                                                                                          --------       --------

                                                                                                          $226,070       $229,509
                                                                                                          ========       ========

       The annual requirements for long-term obligations are as follows (in thousands):


       2005                                                                                                              $  1,952
       2006                                                                                                                 1,818
       2007                                                                                                                78,552
       2008                                                                                                               136,619
       2009                                                                                                                 1,418
       2010 and thereafter                                                                                                  7,663
                                                                                                                         --------

                                                                                                                         $228,022


       See Note 13 for fair value information pertaining to the company's long-term obligations.

       Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $13.1 million and $39.9 million at year-end 2004 and 2003, respectively, of short-term bank borrowings and borrowings under lines of credit of certain of the company's subsidiaries. The weighted average interest rate for these borrowings was 1.4% and 1.5% at year-end 2004 and 2003, respectively. Unused lines of credit for non-U.S. subsidiaries were $189 million as of year-end 2004. The unused lines of credit generally provide for short-term unsecured borrowings at various interest rates. In addition, the company has a credit facility of $250 million discussed below.

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

       In 2002, the company redeemed all of its outstanding 4 1/2% senior convertible debentures due 2003, 4 1/4% and 4 5/8% subordinated convertible debentures due 2003, and 4 7/8% subordinated convertible debentures due 2004. The principal amounts redeemed for the 4 1/2%, 4 1/4%, 4 5/8%, and 4 7/8% debentures were $121.1 million, $398.4 million, $57.9 million, and $13.3 million, respectively. Redemptions and repurchases of subordinated convertible debentures resulted in charges of $1.0 million and $1.5 million in 2003 and 2002, respectively, in the accompanying statement of income.

       In December 2002, the company entered into revolving credit agreements, as amended, with a bank group that provided for up to $250 million of unsecured borrowings. The arrangement was replaced in December 2004 with a 5-year revolving credit agreement. The agreement provides for a $250 million revolving credit facility that will expire in

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10.   Long-term Obligations and Other Financing Arrangements (continued)

December 2009. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company's option. The rate at December 31, 2004, was 3.19% under the more favorable of the two rates. The agreement contains affirmative, negative, and financial covenants, and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-capital ratios. At December 31, 2004, no borrowings were outstanding. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes.

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8%, and will pay a variable rate of 90-day LIBOR plus 2.19% (4.89% as of December 31, 2004). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt of $6.5 million at December 31, 2004, and $9.2 million at December 31, 2003. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

Note 11.   Commitments and Contingencies

Operating Leases

       The company leases portions of its office and operating facilities under various operating lease arrangements. Income from continuing operations includes expense from operating leases of $40.3 million, $35.5 million, and $33.5 million in 2004, 2003, and 2002, respectively. Future minimum payments due under noncancellable operating leases at December 31, 2004, are $38.1 million in 2005, $30.1 million in 2006, $23.9 million in 2007, $18.9 million in 2008, $15.2 million in 2009, and $94.3 million in 2010 and thereafter. Total future minimum lease payments are $220.5 million.

Purchase Obligations

       At December 31, 2004, the company had outstanding noncancellable purchase obligations, principally for inventory purchases, totaling $78.1 million, substantially all of which will be settled in 2005.

Letters of Credit and Guarantees

       Outstanding letters of credit and bank guarantees totaled $54.7 million at December 31, 2004, including $6.2 million for businesses that have been sold. The expiration of these credits and guarantees ranges through 2013 for existing businesses and through 2005 for businesses that have been sold.

       Outstanding surety bonds totaled $21.8 million at December 31, 2004, including $18.3 million for businesses that have been sold. The expiration of these bonds ranges through 2010 for existing businesses and primarily through 2009 for businesses that have been sold.

       The letters of credit, bank guarantees, and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee, or surety bond if the applicable business unit does not perform as contractually required. With respect to letters of credit, guarantees, and surety bonds that were issued for businesses that were sold, the buyer is obligated to indemnify the company in the event such letters of credit and/or surety bonds are drawn.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11.   Commitments and Contingencies (continued)

       The company also has an outstanding guarantee of $0.5 million at December 31, 2004, that relates to the third-party indebtedness of a former equity investee. The guarantee was reduced to $0.2 million in February 2005 and will be eliminated by the end of 2005.

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

Litigation and Related Contingencies

Continuing Operations
---------------------

       In September 2004, Applera Corporation, MDS Inc., and Applied Biosystems/MDS Scientific Instruments filed a lawsuit alleging that the company's mass spectrometer systems infringe a patent of the plaintiffs. The plaintiffs seek damages, including treble damages for alleged willful infringement, attorneys' fees, prejudgment interest, and injunctive relief.

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

       On December 8, 2004 and February 23, 2005, the company asserted in two lawsuits against a combination of Applera Corporation, MDS Inc., and Applied Biosystems/MDS Scientific Instruments that these parties infringe two patents of the company.


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11.   Commitments and Contingencies (continued)

Discontinued Operations
-----------------------

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

Note 12.   Common and Preferred Stock

       At December 31, 2004, the company had reserved 16,539,205 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company's convertible debentures.

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

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13.   Fair Value of Financial Instruments

       The company's financial instruments consist mainly of cash and cash equivalents, short-term available-for-sale investments, accounts receivable, notes receivable, investment in Newport common stock subject to long-term resale restrictions, short-term obligations and current maturities of long-term obligations, accounts payable, long-term obligations, and forward currency-exchange contracts. The carrying amounts of cash and cash equivalents, accounts receivable, short-term obligations and current maturities of long-term obligations, and accounts payable approximate fair value due to their short-term nature.

       Available-for-sale investments are carried at fair value in the accompanying balance sheet. The fair values were determined based on quoted market prices (Note 9).

       The carrying amount and fair value of the company's notes receivable, long-term obligations, and forward currency-exchange contracts are as follows:


                                                                                    2004                           2003
                                                                          ------------------------       ------------------------
                                                                          Carrying            Fair       Carrying            Fair
                                                                            Amount           Value         Amount           Value
                                                                          --------        --------       --------        --------
                                                                                              (In thousands)

       Notes Receivable                                                   $ 47,373        $ 49,286       $      -        $      -
                                                                          ========        ========       ========        ========

       Investment in Newport Common Stock Subject to
        Long-term Resale Restrictions                                     $ 21,317        $ 22,703       $      -        $      -
                                                                          ========        ========       ========        ========

       Long-term Obligations:
        Convertible obligations                                           $ 77,234        $ 76,848       $ 77,234        $ 76,269
        Senior notes                                                       135,232         135,232        137,874         137,874
        Other                                                               13,604          13,604         14,401          14,401
                                                                          --------        --------       --------        --------

                                                                          $226,070        $225,684       $229,509        $228,544
                                                                          ========        ========       ========        ========

       Forward Currency-exchange Contracts Receivable                     $     56        $     56       $    159        $    159


       The fair value of the notes receivable (principally the note receivable from Newport) was determined based on borrowing rates available to companies of comparable credit worthiness at December 31, 2004.

       The fair value of the investment in Newport common stock subject to long-term resale restrictions that lapse in January 2006 was determined using a quoted fair market value.

       The fair value of long-term obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective year ends.

       The notional amounts of forward currency-exchange contracts outstanding totaled $60.4 million and $87.9 million at year-end 2004 and 2003, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14.   Supplemental Cash Flow Information


                                                                                      2004               2003             2002
                                                                                    ---------         ---------        ---------
                                                                                                   (In thousands)
       Cash Paid For
        Interest                                                                    $  11,003         $  20,548        $  47,366
                                                                                    =========         =========        =========

        Income taxes                                                                $  36,279         $  33,592        $  62,726
                                                                                    =========         =========        =========

       Noncash Activities
        Fair value of assets of acquired businesses and product lines               $ 189,612         $ 216,453        $  94,881
        Cash paid for acquired businesses and product lines                          (147,902)         (150,260)         (78,825)
                                                                                    ---------         ---------        ---------

             Liabilities assumed of acquired businesses and product lines           $  41,710         $  66,193        $  16,056
                                                                                    =========         =========        =========


Note 15.   Restructuring and Other Costs, Net

       In response to a downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions are recorded when incurred. Further actions were initiated in 2003 and, to a lesser extent, in 2004. Restructuring and other costs recorded in 2004 include charges associated with new actions and actions initiated prior to 2004 that could not be recorded until incurred. These charges totaled $19.2 million and are detailed by segment below. The company expects to incur an additional $1.0 million of restructuring costs, primarily in 2005. The restructuring actions undertaken in 2003 and 2004 were substantially complete at the end of 2004.

2004

       The company recorded net restructuring and other costs by segment for 2004 as follows:


                                                  Life and
                                                Laboratory       Measurement
                                                  Sciences       and Control            Other         Corporate            Total
                                                ----------       -----------          -------         ---------          -------
                                                                                 (In thousands)

       Cost of Revenues                            $ 3,177           $   184          $     -           $     -          $ 3,361
       Restructuring and Other Costs, Net            7,054             6,337              163             2,275           15,829
                                                   -------           -------          -------           -------          -------

                                                   $10,231           $ 6,521          $   163           $ 2,275          $19,190
                                                   =======           =======          =======           =======          =======


       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $10.2 million of net restructuring and other charges in 2004. The segment recorded charges to cost of revenues of $3.2 million, consisting of $2.1 million for the sale of inventories revalued at the date of acquisition of Jouan, and $1.1 million of accelerated depreciation on fixed assets being abandoned due to facility consolidations; and $7.0 million of other costs. These other costs consisted of $8.6 million of

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.   Restructuring and Other Costs, Net (continued)

cash costs, including $5.1 million of severance for 181 employees across all functions; $2.8 million of abandoned- facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed or for costs that could not be recorded until incurred; and $0.7 million of other cash costs, primarily relocation expenses. These severance and other cash costs were net of reversals of $0.6 million, principally due to lower costs resulting from employee attrition. In addition, the segment recorded charges of $1.0 million, primarily for abandoned equipment and the sale of two abandoned buildings. These costs were offset by a gain of $2.6 million on the sale of a product line.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $6.5 million of net restructuring and other charges in 2004. The segment recorded charges to cost of revenues of $0.2 million for the sale of inventories revalued at the date of acquisition, and $6.3 million of other costs. These other costs consisted of $6.2 million of cash costs, including $3.8 million of severance for 106 employees across all functions; $1.9 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed or for costs that could not be recorded until incurred; and $0.5 million of other cash costs, primarily relocation expenses. These severance, facility, and other cash costs were net of reversals of $0.7 million, principally due to lower costs resulting from employee attrition. In addition, the segment recorded charges of $0.1 million, primarily for equipment at an abandoned facility.

Corporate
---------

       The company recorded $2.3 million of restructuring and other charges at its U.S. and European administrative offices in 2004, all of which were cash costs. These cash costs included $1.3 million of severance; $0.7 million of third-party advisory fees; and $0.3 million of abandoned-facility costs. While the company no longer has any public subsidiaries, it has numerous non-U.S.
subsidiaries through which the formerly public subsidiaries conducted business.
The third-party advisory fees were incurred to simplify this legal structure.
The principal aspects of this project were completed in 2004.

2003

       In response to a continued downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2003 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. These charges totaled $45.3 million and are detailed by segment below.

       The company recorded net restructuring and other costs by segment for 2003 as follows:

                                                  Life and
                                                Laboratory       Measurement
                                                  Sciences       and Control            Other         Corporate            Total
                                                ----------       -----------          -------         ---------          -------
                                                                             (In thousands)

       Cost of Revenues                            $     -           $    71          $     -           $     -          $    71
       Restructuring and Other Costs, Net           21,808            10,214            8,051             5,127           45,200
                                                   -------           -------          -------           -------          -------

                                                   $21,808           $10,285          $ 8,051           $ 5,127          $45,271
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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.   Restructuring and Other Costs, Net (continued)

       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $21.8 million of net restructuring and other charges in 2003. These charges included $18.8 million of cash costs, principally associated with facility consolidations, including $9.8 million of severance for 415 employees across all functions; $4.2 million of ongoing lease costs through 2006 for abandoned facilities described below; $1.5 million of employee-retention costs; and $3.3 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $1.5 million that the segment had provided prior to 2003 and were not required, primarily due to employee attrition. The charges for abandoned facilities included the consolidation of four manufacturing facilities in the United
States; the closure of a manufacturing facility in the United Kingdom, the activities of which were transferred to a facility in the United States;
consolidation of distribution facilities in Japan; and revised estimates of future lease costs for facilities in Europe that the segment provided prior to 2003. These charges are net of reversals of $1.0 million, which represents revised estimates of future lease costs for facilities that the segment abandoned prior to 2003. In addition, the segment recorded net charges of $3.4 million, principally to write down the carrying value of fixed assets, primarily buildings held for sale, to estimated disposal value. These charges were offset by $0.4 million of net gains, primarily from the sale of a product line.

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

Other
-----

       The company's other businesses (previously included in the Optical
Technologies segment) recorded $8.1 million of restructuring costs in 2003. The costs included a charge of $4.8 million for the writedown to disposal value of a noncore product line that was sold in October 2003. The company also recorded
$2.2 million of lease costs for the closure of a manufacturing facility in the United Kingdom relating to the sale of the product line discussed above; $0.7 million of severance for 20 employees; and $0.4 million of employee retention and other cash costs.

Corporate
---------

       The company recorded $5.1 million of restructuring and other charges at its corporate offices in 2003, all of which were cash costs. These cash costs included $2.6 million for third-party advisory fees; $1.0 million of ongoing lease costs through 2006 for abandoned facilities described below; $0.9 million of severance for 16 employees in

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.   Restructuring and Other Costs, Net (continued)

administrative functions; and $0.6 million of relocation expenses. The third-party advisory fees were incurred to simplify the legal structure of the company's non-U.S. subsidiaries. The charges for abandoned facilities and relocation expenses are for the consolidation of three administrative offices in Europe.

2002

       In response to a continued downturn in markets served by the company, restructuring actions were initiated in 2002 in a number of business units to reduce costs and shed unproductive assets, principally through headcount reductions, discontinuation of three mature or unprofitable product lines, and consolidation of facilities. These charges totaled $46.2 million and are detailed by segment below.

       The company recorded net restructuring and other costs by segment for 2002 as follows:

                                                  Life and
                                                Laboratory       Measurement
                                                  Sciences       and Control            Other         Corporate            Total
                                                ----------       -----------          -------         ---------          -------
                                                                                 (In thousands)

       Cost of Revenues                            $ 1,251           $ 1,384          $ 5,837           $     -          $ 8,472
       Restructuring and Other Costs, Net           18,177            12,226            4,726             2,562           37,691
                                                   -------           -------          -------           -------          -------

                                                   $19,428           $13,610          $10,563           $ 2,562          $46,163
                                                   =======           =======          =======           =======          =======


       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $19.4 million of net restructuring and other charges in 2002. The segment recorded charges to cost of revenues of $1.3 million, which consisted of $1.1 million for the sale of inventories revalued at the date of acquisition and $0.2 million for a discontinued product line, and $18.2 million of other costs. These other costs consisted of $12.3 million of cash costs, including $5.8 million of severance for 255 employees across all functions; $1.8 million of ongoing lease costs through 2005 for abandoned facilities described below; $1.7 million of employee-retention costs; $0.7 million of pension costs for terminated employees that was accrued as a pension liability; $0.5 million for the termination of a distributor agreement; and $1.8 million of other cash costs, primarily relocation expenses. In addition, the segment realized a net loss of $4.3 million on the sale of assets and small business units, principally its Dynex automated diagnostics product line, and wrote down $1.5 million of fixed assets at abandoned facilities. The abandoned-facility costs included $1.6 million of additional expense related to a facility in Finland that was abandoned in 2001, at which time the segment recorded estimated abandonment cost. The segment has been unable to sublease the space and has reserved the remaining obligation through the expiration of the lease in 2005. Other facility consolidations in 2002 included closure of three sales and services offices in The Netherlands, the United Kingdom, and California, and a manufacturing facility in Texas. The activities of these facilities were transferred to other locations. In addition, certain other office and manufacturing space in Massachusetts that was abandoned and reserved for in 2001 has been occupied by the company's Measurement and Control segment, and consequently, the remaining reserve for abandonment of $1.5 million has been reversed.

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

Other
-----

       The company's other businesses (previously in the Optical Technologies segment) recorded $10.6 million of net restructuring and other charges in 2002. These businesses recorded charges to cost of revenues of $5.8 million, primarily for two discontinued product lines, and $4.7 million of other costs. These other costs consisted of $1.7 million of cash costs, consisting primarily of severance for 20 employees across all functions. The charges for severance are net of reversals of $0.5 million that the segment had provided in 2001 and 2002. The severance reserves that were reversed were no longer required, primarily due to employee attrition. In addition, these businesses wrote off assets totaling $3.0 million, primarily manufacturing equipment associated with the discontinued product lines.

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

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.   Restructuring and Other Costs, Net (continued)

       The following table summarizes the severance actions of the company in 2002, 2003, and 2004.


                                                                                                                       Number of
                                                                                                                       Employees
                                                                                                                       ---------

       Pre-2002 Restructuring Plans
       Remaining Terminations at December 29, 2001                                                                           714

       Additional Terminations Announced in 2002                                                                             247
       Terminations Occurring in 2002                                                                                       (878)
       Adjustment to Plan                                                                                                    (53)
                                                                                                                            ----

       Remaining Terminations at December 28, 2002                                                                            30
       Terminations Occurring in 2003                                                                                        (28)
       Adjustment to Plan                                                                                                     (2)
                                                                                                                            ----

       Remaining Terminations at December 31, 2003 and December 31, 2004                                                       -
                                                                                                                            ====

       2002 Restructuring Plans
       Terminations Announced in 2002                                                                                        618
       Terminations Occurring in 2002                                                                                       (319)
                                                                                                                            ----

       Remaining Terminations at December 28, 2002                                                                           299

       Terminations Occurring in 2003                                                                                       (289)
       Adjustment to Plan                                                                                                    (10)
                                                                                                                            ----

       Remaining Terminations at December 31, 2003 and December 31, 2004                                                       -
                                                                                                                            ====

       2003 Restructuring Plans
       Terminations Announced in 2003                                                                                        615
       Terminations Occurring in 2003                                                                                       (453)
                                                                                                                            ----

       Remaining Terminations at December 31, 2003                                                                           162

       Terminations Announced in 2004                                                                                        125
       Terminations Occurring in 2004                                                                                       (223)
       Adjustment to Plan                                                                                                    (16)
                                                                                                                            ----

       Remaining Terminations at December 31, 2004                                                                            48
                                                                                                                            ====

       2004 Restructuring Plans
       Terminations Announced in 2004                                                                                        169
       Terminations Occurring in 2004                                                                                       (139)
                                                                                                                            ----

       Remaining Terminations at December 31, 2004                                                                            30
                                                                                                                            ====



<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.   Restructuring and Other Costs, Net (continued)

       The following table summarizes the cash components of the company's restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables.


                                                                                   Abandonment
                                                                   Employee          of Excess
                                                Severance     Retention (a)         Facilities            Other             Total
                                                ---------     -------------        -----------         --------          --------
                                                                                (In thousands)

       Pre-2002 Restructuring Plans
        Balance at December 29, 2001             $ 25,896          $  6,430           $ 14,224         $  2,688          $ 49,238
        Costs incurred in 2002 (e)                  5,916             2,729              3,513            1,970            14,128
        Reserves reversed (b)                      (4,222)               (4)            (4,833)            (528)           (9,587)
        Payments                                  (24,280)           (8,529)            (6,499)          (3,282)          (42,590)
        Transfer to accrued pension costs (c)           -                 -                  -             (534)             (534)
        Currency translation                        2,161                24                858              119             3,162
                                                 --------          --------           --------         --------          --------

        Balance at December 28, 2002                5,471               650              7,263              433            13,817
        Costs incurred in 2003                        100               115              1,904              208             2,327
        Reserves reversed (b)                      (2,434)             (103)              (865)            (223)           (3,625)
        Payments                                   (2,351)             (587)            (4,358)            (308)           (7,604)
        Transfer to accrued pension costs (d)        (290)                -                  -                -              (290)
        Currency translation                          631                 -                834               28             1,493
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2003                1,127                75              4,778              138             6,118
        Costs incurred in 2004                          -                 -                319                3               322
        Reserves reversed (b)                        (260)              (15)                (4)            (132)             (411)
        Payments                                     (604)              (60)            (3,005)              (9)           (3,678)
        Currency translation                           75                 -                304                -               379
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2004             $    338          $      -           $  2,392         $      -          $  2,730
                                                 ========          ========           ========         ========          ========


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.   Restructuring and Other Costs, Net (continued)

                                                                                   Abandonment
                                                                   Employee          of Excess
                                                Severance     Retention (a)         Facilities            Other             Total
                                                ---------     -------------        -----------         --------          --------
                                                                                (In thousands)

       2002 Restructuring Plans
        Costs incurred in 2002 (f)               $ 17,037          $    975           $  7,991         $  5,493          $ 31,496
        Reserves reversed (b)                         (77)                -                  -                -               (77)
        Payments                                   (5,817)              (50)              (577)          (4,890)          (11,334)
        Currency translation                          229                 2                 53               42               326
                                                 --------          --------           --------         --------          --------

        Balance at December 28, 2002               11,372               927              7,467              645            20,411
        Costs incurred in 2003                      2,025             1,334                587            2,368             6,314
        Reserves reversed (b)                        (703)              (66)              (506)            (111)           (1,386)
        Payments                                  (11,936)           (2,180)            (4,851)          (3,103)          (22,070)
        Currency translation                        1,185                39                385              208             1,817
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2003                1,943                54              3,082                7             5,086
        Costs incurred in 2004                          8                 -                687              125               820
        Reserves reversed (b)                        (546)              (54)              (114)               -              (714)
        Payments                                     (617)                -             (1,587)            (115)           (2,319)
        Currency translation                          151                 -                  -                -               151
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2004             $    939          $      -           $  2,068         $     17          $  3,024
                                                 ========          ========           ========         ========          ========

       2003 Restructuring Plans
        Costs incurred in 2003 (g)               $ 20,025          $    770           $  8,030         $  6,844          $ 35,669
        Reserves reversed (b)                        (791)                -               (819)            (267)           (1,877)
        Payments                                  (13,908)             (706)            (2,643)          (6,682)          (23,939)
        Currency translation                          827                 4                346              219             1,396
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2003                6,153                68              4,914              114            11,249
        Costs incurred in 2004 (h)                  4,164               148              3,971            1,780            10,063
        Reserves reversed (b)                        (120)                -                 (4)             (29)             (153)
        Payments                                   (9,590)             (153)            (4,327)          (1,927)          (15,997)
        Currency translation                          401                 -                511               71               983
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2004             $  1,008          $     63           $  5,065         $      9          $  6,145
                                                 ========          ========           ========         ========          ========

       2004 Restructuring Plans
        Costs incurred in 2004 (h)               $  6,751          $      -           $    340         $    370          $  7,461
        Reserves reversed (b)                         (24)                -                  -                -               (24)
        Payments                                   (3,497)                -                (53)            (276)           (3,826)
        Currency translation                          287                 -                 14                8               309
                                                 --------          --------           --------         --------          --------

        Balance at December 31, 2004             $  3,517          $      -           $    301         $    102          $  3,920
                                                 ========          ========           ========         ========          ========



<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.   Restructuring and Other Costs, Net (continued)

       (a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment. The pre-2002 awards were based on specified percentages of employees' salaries and were generally awarded to help ensure continued employment at least through completion of the company's reorganization plan.
       (b) Represents reductions in cost of plans as described in the discussion of restructuring actions by segment.
       (c) Balance of accrued restructuring costs from 1998 plans related to pension liability associated with employees terminated in 1998, which was transferred to accrued pension costs in 2002.
       (d) Balance of accrued restructuring costs for severance from 2000 plans related to pension liability associated with employees terminated in 2000, which was transferred to accrued pension costs in 2003.
       (e) Excludes net gains from the sale of businesses and other assets of $0.9 million and $2.4 million in the Life and Laboratory Sciences and Measurement and Control segments, respectively; noncash charges of $3.1 million in the company's other businesses; and a cash charge of $0.7 million recorded in accrued ension costs in the Life and Laboratory Sciences segment.
       (f) Excludes noncash charges of $6.8 million and $0.2 million in the Life and Laboratory Sciences segment and at the company's corporate office, respectively, and net gains from the sale of businesses and other assets of $5.8 million in the Measurement and Control segment.
       (g) Excludes noncash charges, net, of $3.0 million in the Life and Laboratory Sciences segment and $4.9 million at the company's other businesses; and net gains of $0.1 million, primarily from the sale of a building, offset by a writedown to disposal value of a business sold in October 2003, in the Measurement and Control segment.
       (h) Excludes noncash charges, net, of $1.0 million and $0.1 million in the Life and Laboratory Sciences and Measurement and Control
           segments, respectively; other income, net, of $2.6 million in the Life and Laboratory Sciences segment; and $0.1 million of other income, net in the company's other businesses.

       The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations, and other costs, which principally consist of cancellation/termination fees, primarily through 2005; and abandoned-facility payments, over lease terms expiring through 2016.

Note 16.   Discontinued Operations

       During 2004, the company's discontinued operations (principally Spectra-Physics) had revenues and net income of $118.9 million and $4.5 million, respectively. In addition, the company recorded a $38.5 million tax benefit related to Spectra-Physics, described below. During 2003, the company's discontinued operations had revenues and a net loss of $197.8 million and $2.5 million, respectively. During 2002, the company's discontinued operations had revenues and a net loss of $237.0 million and $9.1 million, respectively. Liabilities of discontinued operations principally represent remaining obligations of the discontinued businesses including litigation, severance, and lease obligations.

Spectra-Physics

       In July 2004, the company sold its Optical Technologies segment, Spectra-Physics, to Newport Corporation for initial consideration of $300 million, subject to a post-closing balance sheet adjustment. As a result of Newport assuming non-U.S. debt of Spectra-Physics that had earlier been expected to be retained by the company and as a result of the post-closing adjustment process, the company paid $25.1 million to Newport, making the net selling price approximately $275 million. The company sold this operating unit to focus on its core businesses that provide analytical instrumentation to laboratory and industrial customers. The net selling price of $275 million exceeded Spectra-Physics' book value and is comprised of $175 million in cash; a 5% note in the principal amount of $50 million, due in 2009; and $50 million in Newport common stock, with the number of issued shares determined based on the 20-trading day average price prior to closing. The fair value of the note and Newport common stock at the date of closing aggregated approximately $90

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16.   Discontinued Operations (continued)

million. Under the terms of the agreement, the company has agreed to certain restrictions on the sale of the Newport shares it received in this transaction. The restrictions will lapse gradually in six month intervals after the closing, with no sales permitted prior to six months after closing, sale of 25% permitted after six months, sale of an additional 25% after one year, and no restrictions on sales after 18 months. The portion of the Newport shares with resale restrictions that lapse within a year are classified as available-for-sale investments in the accompanying 2004 balance sheet. The portion of the Newport shares with resale restrictions that lapse beyond 2005, together with the note receivable from Newport, are classified as noncurrent other assets in the accompanying 2004 balance sheet. As of December 31, 2004, the company owned 3,220,000 shares of Newport common stock with a quoted fair market value of $45.4 million. The company retained a small manufacturing unit in New York as a term of the sale, as well as a building in Arizona. The building is held for sale and is classified as current assets of discontinued operations in the accompanying 2004 balance sheet.

       As a result of the decision to sell Spectra-Physics, a previously unrecognized tax asset arising from the difference between the book and tax basis of Spectra-Physics became realizable and the company recorded a tax benefit as income from discontinued operations totaling $38.5 million in 2004. In addition, the company recorded a gain on the sale of Spectra-Physics of $45.9 million, net of a tax provision of $15.9 million.

       In February 2002, the company acquired the shares of Spectra-Physics it did not previously own through a short-form merger at $17.50 per share and Spectra-Physics ceased to be publicly traded. The company expended $23.2 million of cash to complete the purchase of the minority interest.

Other

       In January 2000, the company announced its intention to sell several of its businesses, including its power-generation business and its Trex Medical and ThermoLase units. The company classified these businesses as discontinued operations.

       The tax returns of the company and its former Trex Medical and ThermoLase businesses were under audit by the IRS. In 2004 and early 2005, the IRS and the company reached final settlements of the audits and the company determined that previously unrecognized tax benefits associated with the divested businesses totaling $52.7 million were realizable. These tax benefits were recorded as a gain on disposal of discontinued operations in 2004.

       In addition to the 2004 gains discussed above, the company had $1.3 million of after-tax gains and $0.6 million of tax benefits associated with discontinued operations.

       The company had after-tax gains of $27.3 million in 2003 and $115.4 million in 2002 from the disposal of discontinued operations. The 2003 gain consisted of two pre-tax components and two tax components. In 2003, the company resolved several disputes and related claims that it had retained following the sale of businesses in its discontinued operations. In connection with the resolution of these matters on favorable terms relative to the damages estimated and amount of established reserves as well as the settlement of lease obligations, the company's pre-tax gain recorded in prior years on disposal of the related businesses increased by $27.1 million. In 2003, the company also sold the last remaining business in discontinued operations, Peter Brotherhood Ltd., and received additional proceeds associated with businesses sold prior to 2003, including post-closing purchase price adjustments. The company recorded pre-tax gains on disposal of discontinued operations of $8.3 million, substantially as a result of these transactions. The company recorded a tax provision of $13.2 million on the above gains and realized $5.1 million of additional tax benefits from the disposal of businesses sold prior to 2003, principally foreign tax credits.

<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16.   Discontinued Operations (continued)

       During 2002, primarily as a result of new tax regulations concerning deductible losses from divested businesses, the company revised its estimate of the tax consequences of business disposals in discontinued operations and recorded a tax benefit of $46.6 million. Also in 2002, the company sold the Trophy Radiologie subsidiary of Trex Medical for approximately $51 million in cash and, principally as a result of this transaction, recorded an after-tax gain of $17.4 million. This business is engaged in the production and sale of dental X-ray imaging systems and related software.

       In March 2002, the company sold the last remaining component of its former power-generation business and realized a gain from the disposition totaling $13.0 million, principally for previously unrecognized tax benefits that were realized upon the sale.

Note 17.   Unaudited Quarterly Information


                                                                                                    2004
                                                                           ------------------------------------------------------
                                                                           First (a)     Second (b)      Third (c)     Fourth (d)
                                                                           ---------     ----------      ---------     ----------
                                                                                  (In thousands except per share amounts)

       Revenues                                                             $525,032       $525,309       $542,315       $613,339
       Gross Profit                                                          240,860        238,885        250,955        283,779
       Income from Continuing Operations                                      39,665         50,579         42,641         85,482
       Net Income                                                             43,122         91,080        106,536        121,099
       Earnings per Share from Continuing Operations:
         Basic                                                                   .24            .31            .26            .53
         Diluted                                                                 .24            .30            .26            .52
       Earnings per Share:
         Basic                                                                   .26            .55            .66            .76
         Diluted                                                                 .26            .54            .65            .74

       Amounts reflect aggregate restructuring and other items, net, and nonoperating items, net, as follows:

       (a) Costs of $5.6 million, gains of $1.6 million from the sale of shares of Thoratec, and after-tax income of $3.5 million related to the company's discontinued operations.
       (b) Costs of $1.1 million, gains of $8.0 million from the sale of shares of Thoratec, and after-tax income of $40.5 million related to the company's discontinued operations.
       (c) Costs of $5.4 million and after-tax income of $63.9 million related to the company's discontinued operations.
       (d) Costs of $7.1 million, a tax benefit of $33.8 million recorded on completion of tax audits, and after-tax income of $35.6 million related to the company's discontinued operations.

                                                                                                   2003
                                                                           ------------------------------------------------------
                                                                           First (e)     Second (f)      Third (g)     Fourth (h)
                                                                           ---------     ----------      ---------     ----------
                                                                                  (In thousands except per share amounts)

       Revenues                                                             $454,628       $467,268       $448,567       $528,915
       Gross Profit                                                          210,567        217,121        208,743        243,471
       Income from Continuing Operations                                      34,088         54,641         38,995         47,486
       Net Income                                                             36,427         53,139         48,515         61,928
       Earnings per Share from Continuing Operations:
         Basic                                                                   .21            .34            .24            .29
         Diluted                                                                 .21            .33            .24            .29
       Earnings per Share:
         Basic                                                                   .22            .33            .30            .38
         Diluted                                                                 .22            .32            .29            .37


<

>
                           THERMO ELECTRON CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17.   Unaudited Quarterly Information (continued)

       Amounts reflect aggregate restructuring and other items, net, and nonoperating items, net, as follows:

       (e) Costs of $7.0 million, gains of $3.7 million from the sale of shares of FLIR, and after-tax income of $2.3 million related to the company's discontinued operations.
       (f) Costs of $4.7 million, gains of $10.0 million from the sale of shares of FLIR, a $9.0 million tax benefit from the reversal of a valuation allowance, and an after-tax loss of $1.5 million related to the company's discontinued operations.
       (g) Costs of $13.8 million, gains of $10.3 million from the sale of shares of Thoratec, a loss of $1.0 million on the early retirement of debt, and after-tax income of $9.5 million related to the company's discontinued operations.
       (h) Costs of $19.8 million, gains of $6.0 million from the sale of shares of Thoratec, and after-tax income of $14.4 million related to the company's discontinued operations.

       In the second quarter of 2004, the company reclassified the results of operations of Spectra-Physics (Note 16) to discontinued operations. The first quarter 2004 and 2003 results presented above reflect the reclassification of Spectra-Physics and differ from amounts reported in the company's Form 10-Q for the quarter ended April 3, 2004. As a result of reclassifying the results of operations of Spectra-Physics, in the first quarter of 2004, revenue, gross profit, and income from continuing operations decreased from previously reported amounts by $57.0 million, $23.7 million, and $3.5 million, respectively. In the first quarter of 2003, revenue and gross profit decreased from previously reported amounts by $45.6 million and $13.3 million, respectively, and income from continuing operations increased by $2.7 million. Earnings per share from continuing operations decreased from previously reported amounts by $.02 in the first quarter of 2004 and increased by $.02 in the first quarter of 2003. Net income and earnings per share were not affected in either period by this reclassification.

Note 18.   Subsequent Event

       In January 2005, the company reached an agreement to acquire the Kendro Laboratory Products division of SPX Corp. for $833.5 million, subject to a post-closing adjustment. Kendro designs, manufactures, markets, and services a wide range of laboratory equipment for sample preparation, processing, and storage, used primarily in life sciences and drug discovery laboratories as well as clinical laboratories. The acquisition is subject to regulatory approvals and other customary conditions. Kendro's revenues were approximately $375 million in 2004.

       The company obtained a bridge financing commitment which will permit it to borrow up to $600 million for a 364-day period on terms substantially equivalent to its existing 5-year revolving credit facility (Note 10) to partially fund the purchase price of Kendro. The commitment is subject to customary conditions for financings of this type. The company expects to use existing cash balances to fund the remainder of the purchase price.

<

>

                           THERMO ELECTRON CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                              Balance at      Provision                    Accounts                       Balance
                                               Beginning     Charged to      Accounts       Written                        at End
                                                 of Year        Expense     Recovered           Off      Other (a)        of Year
                                              ----------     ----------     ---------      --------      ---------       --------

Allowance for Doubtful Accounts

Year Ended December 31, 2004                    $ 24,212       $  3,045      $    116      $ (6,978)      $  2,449       $ 22,844

Year Ended December 31, 2003                    $ 22,064       $  3,485      $    221      $ (5,257)      $  3,699       $ 24,212

Year Ended December 28, 2002                    $ 22,930       $  2,260      $    118      $ (5,390)      $  2,146       $ 22,064



                                                       Balance at      Established       Activity                         Balance
                                                        Beginning       as Cost of     Charged to                          at End
                                                          of Year     Acquisitions        Reserve        Other (c)        of Year
                                                       ----------     ------------     ----------        ---------      ---------

Accrued Acquisition Expenses (b)

Year Ended December 31, 2004                             $ 15,816         $  1,217       $ (4,356)        $ (3,448)      $  9,229

Year Ended December 31, 2003                             $  8,828         $  9,096       $ (1,857)        $   (251)      $ 15,816

Year Ended December 28, 2002                             $  7,104         $  2,723       $ (1,357)        $    358       $  8,828


                                                       Balance at        Provision       Activity                         Balance
                                                        Beginning       Charged to     Charged to                          at End
                                                          of Year      Expense (e)        Reserve        Other (f)        of Year
                                                       ----------      -----------     ----------        ---------       --------

Accrued Restructuring Costs (d)

Year Ended December 31, 2004                             $ 22,453         $ 17,364       $(25,820)        $  1,822       $ 15,819

Year Ended December 31, 2003                             $ 34,228         $ 37,422       $(53,614)        $  4,417       $ 22,453

Year Ended December 28, 2002                             $ 49,238         $ 35,960       $(53,923)        $  2,953       $ 34,228


(a) Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)  The nature of activity in this account is described in Note 2.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of goodwill or other intangible assets resulting from finalization of restructuring plans and the effect of currency translation.
(d)  The nature of activity in this account is described in Note 15.
(e) In 2004, excludes $1.1 million of noncash costs, net, primarily for asset writedowns, and excludes other income, net, of $2.7 million. In 2003, excludes $7.8 million of noncash costs, net, primarily for asset writedowns. In 2002, excludes $1.0 million of noncash costs, net, primarily for asset writedowns, and excludes a cash charge of $0.7 million recorded in accrued pension costs.
(f) Represents the effect of currency translation and, in 2003 and 2002, transfers to accrued pension costs of $0.3 million and $0.5 million, respectively.


<

>