Form 10-Q
period 2005-04-02
THERMO ELECTRON CORP
filed 2005-05-06
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 2, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                        Outstanding at April 29, 2005
     -----------------------------            -----------------------------
     Common Stock, $1.00 par value                     161,193,200

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                                                       April 2,     December 31,
(In thousands)                                                                                             2005             2004
---------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  351,560       $  326,886
 Short-term available-for-sale investments, at quoted market value (amortized cost
    of $147,709 and $164,244; Note 13)                                                                  177,043          185,369
 Accounts receivable, less allowances of $22,257 and $22,844                                            458,558          469,553
 Inventories:
    Raw materials and supplies                                                                          128,432          131,810
    Work in process                                                                                      43,473           40,244
    Finished goods                                                                                      173,700          164,657
 Deferred tax assets                                                                                     91,558           92,929
 Other current assets                                                                                    61,294           58,206
                                                                                                     ----------       ----------

                                                                                                      1,485,618        1,469,654
                                                                                                     ----------       ----------

Property, Plant and Equipment, at Cost                                                                  471,814          499,929
 Less: Accumulated depreciation and amortization                                                        233,784          238,888
                                                                                                     ----------       ----------

                                                                                                        238,030          261,041
                                                                                                     ----------       ----------

Acquisition-related Intangible Assets (Note 2)                                                          166,305          158,577
                                                                                                     ----------       ----------

Other Assets (Notes 9 and 13)                                                                           159,171          174,428
                                                                                                     ----------       ----------

Goodwill (Note 2)                                                                                     1,505,339        1,513,025
                                                                                                     ----------       ----------

                                                                                                     $3,554,463       $3,576,725
                                                                                                     ==========       ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                      Liabilities and Shareholders' Equity

                                                                                                       April 2,     December 31,
(In thousands except share amounts)                                                                        2005             2004
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations                              $   15,500       $   15,017
 Accounts payable                                                                                       123,692          131,175
 Accrued payroll and employee benefits                                                                   69,018           94,671
 Accrued income taxes                                                                                    30,908           22,829
 Deferred revenue                                                                                        90,628           77,778
 Other accrued expenses (Notes 2, 10 and 11)                                                            177,600          194,706
 Current liabilities of discontinued operations                                                          41,173           42,552
                                                                                                     ----------       ----------

                                                                                                        548,519          578,728
                                                                                                     ----------       ----------

Deferred Income Taxes                                                                                    14,066           15,213
                                                                                                     ----------       ----------

Other Long-term Liabilities                                                                              91,458           91,164
                                                                                                     ----------       ----------

Long-term Obligations:
 Senior notes (Note 9)                                                                                  133,681          135,232
 Subordinated convertible obligations                                                                    77,234           77,234
 Other                                                                                                   12,812           13,604
                                                                                                     ----------       ----------

                                                                                                        223,727          226,070
                                                                                                     ----------       ----------

Shareholders' Equity:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 180,433,289 and
    179,818,648 shares issued                                                                           180,433          179,819
 Capital in excess of par value                                                                       1,392,143        1,381,448
 Retained earnings                                                                                    1,430,113        1,381,257
 Treasury stock at cost, 19,321,482 and 19,269,245 shares                                              (437,315)        (435,779)
 Deferred compensation                                                                                   (4,873)          (2,561)
 Accumulated other comprehensive items (Note 6)                                                         116,192          161,366
                                                                                                     ----------       ----------

                                                                                                      2,676,693        2,665,550
                                                                                                     ----------       ----------

                                                                                                     $3,554,463       $3,576,725
                                                                                                     ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                    ---------------------------
                                                                                                    April 2,           April 3,
(In thousands except per share amounts)                                                                 2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $559,208           $525,032
                                                                                                    --------           --------

Costs and Operating Expenses:
 Cost of revenues (Note 11)                                                                          299,974            284,172
 Selling, general and administrative expenses                                                        163,501            150,559
 Research and development expenses                                                                    36,328             34,269
 Restructuring and other costs (income), net (Note 11)                                                  (271)             3,158
                                                                                                    --------           --------

                                                                                                     499,532            472,158
                                                                                                    --------           --------

Operating Income                                                                                      59,676             52,874
Other Income, Net (Note 4)                                                                             3,304              2,602
                                                                                                    --------           --------

Income from Continuing Operations Before Provision for Income Taxes                                   62,980             55,476
Provision for Income Taxes                                                                           (17,397)           (15,811)
                                                                                                    --------           --------

Income from Continuing Operations                                                                     45,583             39,665
Income from Discontinued Operations (net of income tax provision of $1,147)                                -              3,457
Gain on Disposal of Discontinued Operations (net of income tax provision of $2,238)                    3,273                  -
                                                                                                    --------           --------

Net Income                                                                                          $ 48,856           $ 43,122
                                                                                                    ========           ========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                                              $    .28           $    .24
                                                                                                    ========           ========

 Diluted                                                                                            $    .28           $    .24
                                                                                                    ========           ========

Earnings per Share (Note 5):
 Basic                                                                                              $    .30           $    .26
                                                                                                    ========           ========

 Diluted                                                                                            $    .30           $    .26
                                                                                                    ========           ========

Weighted Average Shares (Note 5):
 Basic                                                                                               160,957            165,206
                                                                                                    ========           ========

 Diluted                                                                                             164,730            169,996
                                                                                                    ========           ========




The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                   ----------------------------
                                                                                                    April 2,           April 3,
(In thousands)                                                                                          2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
    Net income                                                                                     $  48,856          $  43,122
 Income from discontinued operations                                                                       -             (3,457)
 Gain on disposal of discontinued operations                                                          (3,273)                 -
                                                                                                   ---------          ---------

 Income from continuing operations                                                                    45,583             39,665

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                                   17,566             14,684
      Noncash restructuring and other costs, net (Note 11)                                                26                519
      Provision for losses on accounts receivable                                                        566                808
      Change in deferred income taxes                                                                    327               (394)
      Gain on sale of businesses                                                                        (119)                 -
      Gain on investments, net (Note 4)                                                               (2,264)            (2,631)
      Other                                                                                              509              4,781
      Changes in current accounts, excluding the effects of acquisitions and dispositions:
          Accounts receivable                                                                          9,022              2,182
          Inventories                                                                                (15,272)           (20,313)
          Other current assets                                                                        (4,467)           (11,355)
          Accounts payable                                                                            (7,363)            18,901
          Other current liabilities                                                                  (12,411)            (4,367)
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                                31,703             42,480
            Net cash provided by (used in) discontinued operations                                    (1,421)             4,124
                                                                                                   ---------          ---------

            Net cash provided by operating activities                                                 30,282             46,604
                                                                                                   ---------          ---------

Investing Activities:
 Proceeds from sale of available-for-sale investments                                                160,308            121,931
 Purchases of available-for-sale investments                                                        (127,425)          (137,188)
 Proceeds from maturities of available-for-sale investments                                              246             18,523
 Acquisition, net of cash acquired                                                                   (39,233)                 -
 Purchases of property, plant and equipment                                                           (7,319)           (10,353)
 Proceeds from sale of property, plant and equipment                                                   9,187              3,050
 Proceeds from sale of product line                                                                    4,609                  -
 Increase in other assets                                                                               (600)            (1,183)
 Other                                                                                                   (18)            (1,257)
                                                                                                   ---------          ---------

            Net cash used in continuing operations                                                      (245)            (6,477)
            Net cash provided by discontinued operations                                               5,327                715
                                                                                                   ---------          ---------

            Net cash provided by (used in) investing activities                                    $   5,082          $  (5,762)
                                                                                                   ---------          ---------


<

>


                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                   ----------------------------
                                                                                                    April 2,           April 3,
(In thousands)                                                                                          2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Repayment of long-term obligations                                                                $     (79)         $    (489)
 Purchases of company common stock                                                                         -            (31,544)
 Net proceeds from issuance of company common stock                                                    4,595             21,088
 Decrease in short-term notes payable                                                                 (1,193)            (2,474)
 Other                                                                                                   (55)               (46)
                                                                                                   ---------          ---------

            Net cash provided by (used in) continuing operations                                       3,268            (13,465)
            Net cash used in discontinued operations                                                       -               (135)
                                                                                                   ---------          ---------

            Net cash provided by (used in) financing activities                                        3,268            (13,600)
                                                                                                   ---------          ---------

Exchange Rate Effect on Cash of Continuing Operations                                                (13,958)               758
Exchange Rate Effect on Cash of Discontinued Operations                                                    -               (375)
                                                                                                   ---------          ---------

Increase in Cash and Cash Equivalents                                                                 24,674             27,625
Cash and Cash Equivalents at Beginning of Period                                                     326,886            195,773
                                                                                                   ---------          ---------

Cash and Cash Equivalents at End of Period                                                         $ 351,560          $ 223,398
                                                                                                   =========          =========

Noncash Investing Activities:
 Fair value of assets of acquired business                                                         $  49,341          $       -
 Cash paid for acquired business                                                                     (40,000)                 -
 Purchase price payable                                                                               (2,200)                 -
                                                                                                   ---------          ---------

    Liabilities assumed of acquired business                                                       $   7,141          $       -
                                                                                                   =========          =========





The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. General

       The interim consolidated financial statements presented herein have been prepared by Thermo Electron Corporation (the company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 2, 2005, and the results of operations and cash flows for the three-month periods ended April 2, 2005, and April 3, 2004. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

       The consolidated balance sheet presented as of December 31, 2004, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (SEC).

       Results for the first quarter of 2004 have been reclassified to reflect Spectra-Physics, Inc. as a discontinued operation. Spectra-Physics was sold in July 2004.

       In connection with the preparation of its 2004 Form 10-K, the company determined that it was appropriate to revise the classification of its investments in auction rate securities as short-term available-for-sale investments. Previously, such investments were classified as cash and cash equivalents. As a result of this revision, the company's investing activities in the first quarter of 2004 used cash of $5.8 million instead of providing cash of $16.2 million as previously reported. This change in classification does not affect previously reported cash flows from operations or from financing activities. Auction rate securities are debt instruments with interest rates that generally reset every 7 to 28 days. Despite the long-term nature of their stated contractual maturities, the company has the ability to quickly liquidate investments in auction rate securities.

2.     Acquisitions

       On March 29, 2005, the Life and Laboratory Sciences segment acquired Niton LLC, a Massachusetts-based provider of portable X-ray analyzers to the metals, petrochemical and environmental markets for $40.5 million in cash, subject to a post-closing balance sheet adjustment. Of the total purchase price, $40.0 million was paid on the closing date and the balance was accrued pending determination of the post-closing adjustment. The company expects that the remaining $0.5 million and the post-closing adjustment will, in aggregate, result in an additional payment of $2.2 million, which has been accrued at April 2, 2005. The agreement under which the company acquired Niton calls for additional contingent consideration of up to $2.0 million through 2006 based on post-acquisition results. The acquisition of Niton enables the segment to expand its X-ray products to include a portable line. Niton's revenues in 2004 totaled $36 million. Having acquired Niton just prior to the end of the first quarter, the April 2, 2005, balance sheet of Niton has been included in the accompanying 2005 balance sheet, however, no results of operations have been included due to immateriality. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $15.3 million was allocated to goodwill, all of which is tax deductible. Pro forma results are not presented as the acquisition of Niton did not materially affect the company's results of operations.

<

>


                           THERMO ELECTRON CORPORATION

2. Acquisitions (continued)

       The components of the preliminary purchase price allocation for Niton are as follows:


(In thousands)                                                                                                            Niton
-------------------------------------------------------------------------------------------------------------------------------


Purchase Price:
 Cash paid                                                                                                              $40,000
 Cash acquired                                                                                                             (767)
 Purchase price payable                                                                                                   2,200
                                                                                                                        -------

                                                                                                                        $41,433

Allocation:
 Current assets                                                                                                          12,991
 Property, plant and equipment                                                                                            2,346
 Acquired intangible assets                                                                                              17,741
 Goodwill                                                                                                                15,302
 Other assets                                                                                                               194
 Other liabilities                                                                                                       (7,141)
                                                                                                                        -------

                                                                                                                        $41,433
                                                                                                                        =======

       Acquired intangible assets for the acquisition of Niton are as follows:

(In thousands)
-------------------------------------------------------------------------------------------------------------------------------

Customer Relationships                                                                                                  $11,468
Product Technology                                                                                                        6,273
                                                                                                                        -------

                                                                                                                        $17,741
                                                                                                                        =======

       The weighted-average amortization periods for intangible assets acquired in the acquisition of Niton are 6 years for customer relationships and 3 years for product technology. The weighted-average amortization period for all intangible assets acquired in the acquisition of Niton is approximately 5 years. Annual amortization expense has increased by $4.0 million as a result of the acquisition of Niton.

       In January 2005, the company reached an agreement to acquire the Kendro Laboratory Products division of SPX Corporation for $833.5 million, subject to a post-closing adjustment. Kendro designs, manufactures, markets and services a wide range of laboratory equipment for sample preparation, processing and storage, used primarily in life sciences and drug discovery laboratories as well as clinical laboratories. The acquisition is expected to close in May 2005. Kendro's revenues were approximately $375 million in 2004.

       The company obtained a bridge financing commitment, which will permit it to borrow up to $600 million for a 364-day period on terms substantially equivalent to its existing 5-year revolving credit facility to partially fund the purchase price of Kendro. The commitment is subject to customary conditions for financings of this type. The company expects to use existing cash balances to fund the remainder of the purchase price. Although the company has not yet obtained firm commitments, it expects to use a combination of short- and long-term debt instruments to refinance the bridge loan following completion of the acquisition (Note 15).

<

>


                           THERMO ELECTRON CORPORATION

2. Acquisitions (continued)

       The company has undertaken restructuring activities at acquired businesses. These activities, which were accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," have primarily included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the company established reserves, primarily for severance and excess facilities. In accordance with EITF Issue No. 95-3, the company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

       The company did not establish material reserves for restructuring businesses acquired in 2004 or 2005. The changes in accrued acquisition expenses are as follows:


                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                                        $ 3,248          $ 5,869          $   112           $ 9,229
 Payments                                                              (760)               -               (1)             (761)
 Decrease recorded as a reduction in goodwill                             -           (2,112)             (30)           (2,142)
 Currency translation                                                  (122)            (157)              (5)             (284)
                                                                    -------          -------          -------           -------

Balance at April 2, 2005                                            $ 2,366          $ 3,600          $    76           $ 6,042
                                                                    =======          =======          =======           =======

       The accrued acquisition expenses relate primarily to severance for approximately 160 employees across all functions at Jouan, acquired in December
2003, and for abandoned facilities, primarily for four abandoned operating facilities in England, with leases expiring through 2014, and the downsizing of a manufacturing facility in Denmark, with a lease expiring in 2007, to a smaller site. The company expects to pay amounts accrued for severance and other expenses primarily through 2005 and amounts accrued for abandonment of excess facilities through 2014.

       Following a favorable resolution of certain lease obligations for a facility in England that were assumed by a sub-tenant, the company reversed $2.1 million of accrued acquisition expenses in the first quarter of 2005 with a corresponding decrease in goodwill.

<

>


                           THERMO ELECTRON CORPORATION

3.     Business Segment Information

       The company's continuing operations fall into two principal business segments: Life and Laboratory Sciences and Measurement and Control.


                                                                                                          Three Months Ended
                                                                                                      ---------------------------
                                                                                                      April 2,           April 3,
(In thousands)                                                                                            2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Life and Laboratory Sciences                                                                         $393,305           $365,466
 Measurement and Control                                                                               165,903            159,566
                                                                                                      --------           --------

                                                                                                      $559,208           $525,032
                                                                                                      ========           ========

Income from Continuing Operations Before Provision for Income Taxes:
 Life and Laboratory Sciences (a)                                                                     $ 51,830           $ 46,817
 Measurement and Control (b)                                                                            18,360             14,183
 Other (c)                                                                                                  71                (48)
                                                                                                      --------           --------

    Total Operating Income - Segments                                                                   70,261             60,952
 Corporate/Other (d)                                                                                    (7,281)            (5,476)
                                                                                                      --------           --------

                                                                                                      $ 62,980           $ 55,476
                                                                                                      ========           ========

Depreciation:
 Life and Laboratory Sciences                                                                         $  6,779           $  7,535
 Measurement and Control                                                                                 2,416              2,457
 Corporate                                                                                                 957                886
                                                                                                      --------           --------

                                                                                                      $ 10,152           $ 10,878
                                                                                                      ========           ========

Amortization:
 Life and Laboratory Sciences                                                                         $  6,614           $  3,143
 Measurement and Control                                                                                   799                662
 Corporate                                                                                                   1                  1
                                                                                                      --------           --------

                                                                                                      $  7,414           $  3,806
                                                                                                      ========           ========

(a) Includes restructuring and other income, net, of $1.7 million in the first quarter of 2005 and restructuring and other costs, net, of $3.8 million in the first quarter of 2004, respectively.
(b) Includes restructuring and other costs, net, of $1.0 million and $1.3 million in the first quarter of 2005 and 2004, respectively.
(c) Includes restructuring and other income, net, of $0.1 million in the first quarter of 2005.
(d) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $0.5 million in both the first quarter of 2005 and 2004. Other income, net, includes gains on the sale of shares of Thoratec of $1.6 million in the first quarter of 2004 (Note 4).

<

>

                           THERMO ELECTRON CORPORATION

4.     Other Income, Net

       The components of other income, net, in the accompanying statement of income are as follows:

                                                                                                          Three Months Ended
                                                                                                     ---------------------------
                                                                                                     April 2,           April 3,
(In thousands)                                                                                           2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                                                       $ 3,336            $ 1,920
Interest Expense (Note 9)                                                                              (3,155)            (2,729)
Gain on Investments, Net                                                                                2,264              2,631
Other Items, Net                                                                                          859                780
                                                                                                      -------            -------

                                                                                                      $ 3,304            $ 2,602
                                                                                                      =======            =======

       The company sold 250,000 shares of Thoratec Corporation common stock during the first quarter of 2004 and realized a gain of $1.6 million. The company obtained common shares of Thoratec as part of the sale of Thermo
Cardiosystems Inc. in 2001. At April 2, 2005, the company owned 4.4 million shares of Thoratec with a fair market value of $54 million, which are classified as short-term available-for-sale investments in the accompanying balance sheet.

5.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                                                          Three Months Ended
                                                                                                     ---------------------------
                                                                                                     April 2,           April 3,
(In thousands except per share amounts)                                                                  2005              2004
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                                    $ 45,583           $ 39,665
Income from Discontinued Operations                                                                         -              3,457
Gain on Disposal of Discontinued Operations                                                             3,273                  -
                                                                                                     --------           --------

Net Income for Basic Earnings per Share                                                                48,856             43,122
Effect of Convertible Debentures                                                                          402                413
                                                                                                     --------           --------

Income Available to Common Shareholders, as Adjusted for Diluted
 Earnings per Share                                                                                  $ 49,258           $ 43,535
                                                                                                     --------           --------

Basic Weighted Average Shares                                                                         160,957            165,206
Effect of:
 Stock options                                                                                          1,893              2,847
 Convertible debentures                                                                                 1,846              1,846
 Contingently issuable shares                                                                              34                 97
                                                                                                     --------           --------

Diluted Weighted Average Shares                                                                       164,730            169,996
                                                                                                     --------           --------




<

>

                           THERMO ELECTRON CORPORATION

5. Earnings per Share (continued)

                                                                                                          Three Months Ended
                                                                                                     ---------------------------
                                                                                                     April 2,           April 3,
(In thousands except per share amounts)                                                                  2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share:
 Continuing operations                                                                               $    .28           $    .24
 Discontinued operations                                                                                  .02                .02
                                                                                                     --------           --------

                                                                                                     $    .30           $    .26
                                                                                                     ========           ========

Diluted Earnings per Share:
 Continuing operations                                                                               $    .28           $    .24
 Discontinued operations                                                                                  .02                .02
                                                                                                     --------           --------

                                                                                                     $    .30           $    .26
                                                                                                     ========           ========

       Options to purchase 521,000 and 1,388,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2005 and 2004, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

6.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items.
Other comprehensive items represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments and minimum pension liability adjustment. During the first quarter of 2005 and 2004, the company had comprehensive income of $4.1 million and $54.9 million, respectively. The decrease resulted primarily from a reduction in the cumulative translation adjustment due to movements in currency exchange rates during the first quarter of 2005, the effects of which are recorded in shareholders' equity.

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

                                                                                                           Three Months Ended
                                                                                                      ---------------------------
                                                                                                      April 2,           April 3,
(In thousands except per share amounts)                                                                   2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations:
 As reported                                                                                           $45,583            $39,665
 Add: Stock-based employee compensation expense included in
    reported results, net of tax                                                                           417                165
 Deduct: Total stock-based employee compensation expense
    determined under the fair-value-based method for all
    awards, net of tax                                                                                  (3,883)            (3,228)
                                                                                                       -------            -------

 Pro forma                                                                                             $42,117            $36,602
                                                                                                       =======            =======

Basic Earnings per Share from Continuing Operations:
 As reported                                                                                           $   .28            $   .24
 Pro forma                                                                                             $   .26            $   .22

Diluted Earnings per Share from Continuing Operations:
 As reported                                                                                           $   .28            $   .24
 Pro forma                                                                                             $   .26            $   .22

Net Income:
 As reported                                                                                           $48,856            $43,122
 Add: Stock-based employee compensation expense included in
    reported net income, net of tax                                                                        417                165
 Deduct: Total stock-based employee compensation expense
    determined under the fair-value-based method for all
    awards, net of tax                                                                                  (3,883)            (3,941)
                                                                                                       -------            -------

 Pro forma                                                                                             $45,390            $39,346
                                                                                                       =======            =======

Basic Earnings per Share:
 As reported                                                                                           $   .30            $   .26
 Pro forma                                                                                             $   .28            $   .24

Diluted Earnings per Share:
 As reported                                                                                           $   .30            $   .26
 Pro forma                                                                                             $   .28            $   .23


<

>

                           THERMO ELECTRON CORPORATION

7. Stock-based Compensation Plans and Pro Forma Stock-based Compensation Expense
(continued)

       In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment."
SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options, over the applicable vesting period. The company currently discloses the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. SFAS
No. 123(R) becomes effective no later than fiscal years beginning after June 15, 2005. The company does not currently expect to elect early adoption and has not determined whether it will apply the new standard prospectively in 2006 or restate all periods on a comparable basis.

8.     Defined Benefit Pension Plans

       Several of the company's non-U.S. subsidiaries, principally in Germany and England, and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. Net periodic benefit costs for the plans in aggregate included the following components:

                                                                                                              Three Months Ended
                                                                                                            ---------------------
                                                                                                            April 2,     April 3,
(In thousands)                                                                                                  2005         2004
---------------------------------------------------------------------------------------------------------------------------------

Service Cost                                                                                                 $ 1,697      $ 1,534
Interest Cost on Benefit Obligation                                                                            3,221        3,025
Expected Return on Plan Assets                                                                                (2,802)      (2,600)
Recognized Net Actuarial Loss                                                                                    645          642
                                                                                                             -------      -------

                                                                                                             $ 2,761      $ 2,601
                                                                                                             =======      =======

9.     Swap Arrangement

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8% and will pay a variable rate of 90-day LIBOR plus 2.19% (5.48% as of April 2, 2005). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which over time has resulted in an increase in other long-term assets and long-term debt totaling $5.0 million at April 2, 2005. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.



<

>


                           THERMO ELECTRON CORPORATION

10.    Warranty Obligations

       Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

                                                                                                              Three Months Ended
                                                                                                            ---------------------
                                                                                                            April 2,     April 3,
(In thousands)                                                                                                  2005         2004
---------------------------------------------------------------------------------------------------------------------------------

Beginning Balance                                                                                            $27,369      $25,645
 Provision charged to income                                                                                   5,623        5,112
 Usage                                                                                                        (4,688)      (4,310)
 Adjustments to previously provided warranties, net                                                             (571)      (1,377)
 Other, net (a)                                                                                                 (583)         171
                                                                                                             -------      -------

Ending Balance                                                                                               $27,150      $25,241
                                                                                                             =======      =======

(a) Primarily represents the effects of currency translation.

11.    Restructuring and Other Costs (Income), Net

       In response to a downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions are recorded when incurred. Further actions were initiated in 2003 and, to a lesser extent, in 2004. Restructuring and other costs recorded in 2005 are primarily for charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. The company expects to incur an additional $0.3 million of restructuring costs through the remainder of 2005 for charges associated with the pre-2005 actions that cannot be recorded until incurred. The restructuring actions undertaken in 2003 and 2004 were substantially complete at the end of 2004.

       During the first quarter of 2005, the company recorded net restructuring and other costs (income) by segment as follows:


                                            Life and
                                           Laboratory       Measurement
(In thousands)                               Sciences       and Control              Other          Corporate              Total
--------------------------------------------------------------------------------------------------------------------------------

Restructuring and Other Costs (Income), Net   $(1,734)          $ 1,034            $   (71)           $   500            $  (271)
                                              =======           =======            =======            =======            ========


       The components of net restructuring and other costs (income) by segment are as follows:

Life and Laboratory Sciences

       The Life and Laboratory Sciences segment recorded $1.7 million of net restructuring and other income in the first quarter of 2005. This amount consisted of $0.8 million of cash costs, principally associated with facility consolidations, including $0.5 million of severance for 31 employees across all functions; $0.2 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses. The costs are net of $2.5 million of net gains on the sale of three abandoned buildings in the U.S. and Germany.

<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs (Income), Net (continued)

Measurement and Control

       The Measurement and Control segment recorded $1.0 million of net restructuring and other charges in the first quarter of 2005. These costs consisted of $1.1 million of cash costs, principally associated with facility consolidations, including $1.0 million of net abandoned-facility costs, primarily for revised estimates of costs associated with facilities vacated in prior periods and costs that could not be recorded until incurred, and $0.1 million of severance for 8 employees primarily, in sales and service functions. The segment recorded a gain of $0.1 million on the sale of a small product line in England for cash proceeds of $4.6 million.

Corporate

       The company recorded $0.5 million of restructuring and other charges at its corporate offices in the first quarter of 2005, all of which were cash costs. The cash costs were primarily for severance for 12 employees.

General

       The following table summarizes the company's severance actions in 2005.


                                                                                                                      Number of
2003 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 31, 2004                                                                                  48

Terminations Announced in 2005                                                                                                3
Terminations Occurring to Date in 2005                                                                                       (8)
Adjustments to Plan                                                                                                          (2)
                                                                                                                            ---

Remaining Terminations at April 2, 2005                                                                                      41
                                                                                                                            ===


                                                                                                                      Number of
2004 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 31, 2004                                                                                  30

Terminations Announced in 2005                                                                                               48
Terminations Occurring to Date in 2005                                                                                      (39)
Adjustments to Plan                                                                                                          (2)
                                                                                                                            ---

Remaining Terminations at April 2, 2005                                                                                      37
                                                                                                                            ===



<

>
                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs (Income), Net (continued)

       The following table summarizes the cash components of the company's restructuring plans. The noncash components and other amounts reported as restructuring and other costs (income), net, in the accompanying 2005 statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.


                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

Pre-2003 Restructuring Plans
 Balance at December 31, 2004                    $ 1,277           $     -           $ 4,460           $    17           $ 5,754
    Costs incurred in 2005 (b)                        34                 -               967                38             1,039
    Reserves reversed                               (149)                -                 -                 -              (149)
    Payments                                        (109)                -              (325)              (39)             (473)
    Currency translation                             (60)                -               (30)                1               (89)
                                                 -------           -------           -------           -------           -------

 Balance at April 2, 2005                        $   993           $     -           $ 5,072           $    17           $ 6,082
                                                 =======           =======           =======           =======           =======

2003 Restructuring Plans
 Balance at December 31, 2004                    $ 1,008           $    63           $ 5,065           $     9           $ 6,145
    Costs incurred in 2005 (b)                        16                 -               184                10               210
    Reserves reversed                                (38)                -                 -                 -               (38)
    Payments                                        (328)              (63)           (1,089)              (14)           (1,494)
    Currency translation                              (6)                -              (145)                -              (151)
                                                 -------           -------           -------           -------           -------

 Balance at April 2, 2005                        $   652           $     -           $ 4,015           $     5           $ 4,672
                                                 =======           =======           =======           =======           =======

2004 Restructuring Plans
 Balance at December 31, 2004                    $ 3,517           $     -           $   301           $   102           $ 3,920
    Costs incurred in 2005 (b)                     1,224                 -                53                51             1,328
    Payments                                      (2,870)                -              (119)              (92)           (3,081)
    Currency translation                            (122)                -               (12)               (2)             (136)
                                                 -------           -------           -------           -------           -------

 Balance at April 2, 2005                        $ 1,749           $     -           $   223           $    59           $ 2,031
                                                 =======           =======           =======           =======           =======


(a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b) Excludes net gains of $2.5 million from the sale of three abandoned buildings and $0.1 million from the sale of a small product line in the Life and Laboratory Sciences and Measurement and Control segments, respectively.

       The company expects to pay accrued restructuring costs as follows: severance, primarily through 2006; employee-retention obligations and other costs, primarily through 2005; and abandoned-facility payments, over lease terms expiring through 2016.

12.    Litigation

       In September 2004, Applera Corporation, MDS Inc. and Applied Biosystems/MDS Scientific Instruments filed a lawsuit alleging that the company's mass spectrometer systems infringe a patent of the plaintiffs. The plaintiffs seek damages, including treble damages for alleged willful infringement, attorneys' fees, prejudgment interest and injunctive relief.


<

>

                           THERMO ELECTRON CORPORATION

12.    Litigation (continued)

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

       On December 8, 2004 and February 23, 2005, the company asserted in two lawsuits against a combination of Applera Corporation, MDS Inc. and Applied Biosystems/MDS Scientific Instruments that these parties infringe two patents of the company.

       The company's continuing and discontinued operations are a defendant in a number of other pending legal proceedings incidental to present and former operations. The company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

13.    Available-for-sale Investments

       The company acquired 3,220,000 shares of Newport Corporation common stock as part of the consideration for the sale of Spectra-Physics in July 2004. The Newport shares carry resale restrictions. Restrictions lapsed on 25% of the shares in January 2005 and these shares are in the process of being registered by Newport with the SEC for resale. Restrictions on an additional 25% lapse in July 2005 and on the remaining 50% in January 2006. During the first quarter of 2005, the company reclassified the shares of Newport that restrict resale until January 2006 to short-term available-for-sale investments from non-current other assets. As of April 2, 2005, the company owned 3,220,000 shares of Newport with a quoted fair market value of $46.6 million, all of which are included in available-for-sale investments.

14.    Discontinued Operations

       In the first quarter of 2005, the company recorded after-tax gains of $3.3 million from the disposal of discontinued operations. The gains represent additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments.

       In the first quarter of 2004, the company's discontinued operations (Spectra-Physics) had revenues of $57.0 million and net income of $3.5 million, net of a tax provision of $1.1 million.

       Current liabilities of discontinued operations in the accompanying balance sheet includes obligations for abandoned leases, litigation, severance and related obligations of previously owned businesses.

15.    Subsequent Events

       Acquisition

       On April 26, 2005, the company's Measurement and Control segment completed the acquisition of Rupprecht and Patashnick Co., Inc. (R&P), a New York-based provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets for $32.5 million in cash, subject to a post-closing adjustment. R&P's revenues totaled $17 million in 2004. The agreement calls for additional consideration of up to $3 million through 2007 based on achieving targeted sales levels and 7% of specified product sales thereafter through 2009.


<

>


                           THERMO ELECTRON CORPORATION

15.    Subsequent Events (continued)

       Swap Agreements

       In May 2005, in connection with plans to refinance part of the bridge facility that the company will borrow under for the Kendro acquisition (Note 2), the company entered into forward starting pay fixed swap agreements with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company's conclusion that a debt offering is probable and that such debt will carry semi-annual interest payments over a 10 year term, the swaps will hedge the cash flow risk that exists on each of the semi-annual fixed-rate interest payments on $250,000,000 of principal amount of the anticipated 10 year fixed rate debt issue (or any subsequent refinancing of such debt).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

       Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company's estimates change, and readers should not rely on those forward-looking statements as representing the company's views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in this report on Form 10-Q.

Overview of Results of Operations and Liquidity

       The company develops and manufactures a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. In July 2004, the company sold Spectra-Physics, its optical technologies segment. The company's continuing operations fall into two principal business segments: Life and Laboratory Sciences and Measurement and Control.

Revenues


                                                                                                Three Months Ended
                                                                                  ----------------------------------------------
(Dollars in thousands)                                                                April 2, 2005            April 3, 2004
--------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                      $393,305      70.3%       $365,466      69.6%
Measurement and Control                                                            165,903      29.7%        159,566      30.4%
                                                                                  --------      -----       --------      -----

                                                                                  $559,208       100%       $525,032       100%
                                                                                  ========      =====       ========      =====

       The company's revenues grew by 7% during the first quarter of 2005. The strengthening of non-U.S. currencies relative to the dollar caused an increase in reported revenues as did acquisitions, net of divestitures. Aside from currency translation and the effect of acquisitions, net of divestitures, revenues were approximately flat compared with the first quarter of 2004. Lower demand from pharmaceutical customers was offset by improved sales to industrial markets.

       The company's strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2004 and 2005. The principal acquisitions included Rupprecht and Patashnick Co., Inc.
(R&P), a provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets, which was acquired in April 2005 (Note 15); Niton LLC, a provider of portable X-ray analyzers to the metals, petrochemical and environmental markets, which was acquired in March 2005 (Note 2); InnaPhase Corporation, a supplier of laboratory information management systems for the pharmaceutical and biotechnology markets, which was acquired in September 2004; and US Counseling Services, Inc. (USCS), a supplier of equipment asset management services to the pharmaceutical, healthcare and related industries, which was acquired in April 2004.

<

>

                           THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity (continued)

       In the first quarter of 2005, the company's operating income and operating income margin improved to $59.7 million and 10.7%, respectively, from $52.9 million and 10.1%, respectively, in 2004. (Operating income margin is operating income divided by revenues.) The improvement resulted primarily from lower restructuring costs, net, and the absence of charges to cost of revenues in 2005, offset in part by $3.6 million of higher amortization expense associated with acquisition-related intangible assets. Restructuring and other income, net, increased operating income by $0.3 million in 2005. Restructuring and other costs, net, (including charges to cost of revenues primarily associated with the sale of inventories revalued at the date of acquisition) reduced operating income by $5.6 million in 2004.

       Income from continuing operations increased to $45.6 million in 2005 from $39.7 million in 2004, primarily due to the higher operating income discussed above.

       During the first quarter of 2005, the company's cash flow from operations totaled $30.3 million, compared with $46.6 million in the first quarter of 2004.
The decrease resulted primarily from a $30.5 million investment in working capital in 2005, principally a reduction in other current liabilities and an increase in inventories, compared with a $15.0 million investment in working capital in the first quarter of 2004.

       As of April 2, 2005, the company's outstanding debt totaled $239.2 million, of which 86% is due in 2007 and 2008. The company expects to borrow up to $600 million in 2005 through a 364-day bridge financing commitment obtained in connection with the January 2005 agreement to acquire Kendro Laboratory
Products for $833.5 million, subject to a post-closing adjustment. The commitment is subject to customary conditions for financings of this type. The company expects to use existing cash balances to fund the remainder of the purchase price. Although the company has not yet obtained firm commitments, it expects to use a combination of short- and long-term debt instruments to refinance the bridge loan following completion of the acquisition (Note 15). The company expects that its existing cash and short-term investments; future cash flow from operations; available borrowings of up to $250 million under its existing 5-year revolving credit agreement; commitment for a bridge loan to acquire Kendro; and expected refinancing of the bridge loan will be sufficient to meet its capital requirements for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

       The company's discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, the company evaluates its estimates, including those related to equity investments, bad debts, inventories, intangible assets, warranty obligations, income taxes, pension costs, contingencies and litigation, restructuring and sale of businesses. The company bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

       (a) The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $22.3 million at April 2, 2005. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company's customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

<

>

                           THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

       (b) The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value taking into consideration usage in the preceding 12 months, expected demand and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional writedowns may be required.

       (c) The company periodically evaluates goodwill for impairment using forecasts of discounted future cash flows. Goodwill totaled $1.51 billion at April 2, 2005. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company's analysis could materially affect projected cash flows and the company's evaluation of goodwill for impairment. Should the fair value of the company's goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment of goodwill may be necessary.

       (d) The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Actual cash flows arising from a particular intangible asset could vary from projected cash flows, which could imply different carrying values and annual amortization expense from those established at the dates of acquisition.

       (e) The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $563.5 million at April 2, 2005, including $238.0 million of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

<

>

                           THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

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

       (i) At the time the company recognizes revenue, it provides for the estimated cost of product warranties based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company's continuing operations totaled $27.2 million at April 2, 2005.
             Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

       (j) The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance with an offset generally to goodwill as most of the tax attributes arose from acquisitions.
             The company's tax valuation allowance totaled $66.2 million at April 2, 2005. Should the company's actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

       (k) The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $30.9 million at April 2, 2005. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company's tax provision would result.

       (l) The company estimates losses on contingencies and litigation for which a loss is probable and provides a reserve for losses that can be reasonably estimated. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

       (m)   One of the company's U.S. subsidiaries and several non-U.S.
             subsidiaries sponsor defined benefit pension plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third party actuaries, and are evaluated each year as of the plans' measurement date. Net periodic pension costs for defined benefit plans totaled $2.8 million in the first quarter of 2005. Should any of these assumptions change, they would have an effect on net periodic pension costs.

       (n) The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company's accrued restructuring costs for abandoned facilities in continuing operations totaled $9.3 million at April 2, 2005. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

       (o) The company estimates the expected proceeds from any assets held for sale and, when necessary, records losses to reduce the carrying value of these assets to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

<

>

                           THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

       (p) The company considers declines in quoted fair market values of available-for-sale investments and other equity investments with durations of six to nine months as indicative that the decline may be other than temporary. As of April 2, 2005, the company held
             3,220,000 shares of Newport Corporation common stock, which it received as partial consideration in the July 2004 sale of Spectra-Physics. The cost and quoted fair market value of the shares at April 2, 2005, were $45.0 million and $46.6 million, respectively. Should a decline in quoted fair market value occur, an impairment charge may be required.

Results of Operations

First Quarter 2005 Compared With First Quarter 2004
---------------------------------------------------

Continuing Operations

       Sales in the first quarter of 2005 were $559.2 million, an increase of $34.2 million from the first quarter of 2004. The favorable effects of currency translation resulted in an increase in revenues of $11.5 million in 2005. Sales increased $24.6 million due to acquisitions, net of divestitures. Aside from currency translation and the effect of acquisitions, net of divestitures, revenues were approximately flat compared with the first quarter of 2004. Lower demand from pharmaceutical customers was offset by improved sales to industrial markets.

Operating Income Margin

                                                                                                              Three Months Ended
                                                                                                           -----------------------
                                                                                                           April 2,       April 3,
                                                                                                               2005          2004
----------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                                                  13.2%          12.8%
Measurement and Control                                                                                       11.1%           8.9%

Consolidated                                                                                                  10.7%          10.1%

       Operating income was $59.7 million in the first quarter of 2005, compared with $52.9 million in 2004. Operating income margin increased to 10.7% in 2005 from 10.1% in 2004. Operating income increased primarily due to lower restructuring and other costs, net, offset by $3.6 million of higher amortization expense for acquisition-related intangible assets. Operating income in 2004 was reduced by additional charges associated with restructuring actions initiated in 2004 and prior years and certain other costs, net (Note 11). The restructuring and other items, net, totaled income of $0.3 million and costs of $5.6 million in 2005 and 2004, respectively, and are discussed by segment below.

       Restructuring actions were initiated in 2003 and, to a lesser extent, in 2004 in a number of business units to reduce costs and redundancies in response to a downturn in markets served by the company and in connection with the company's overall reorganization, principally through headcount reductions and consolidation of facilities. The company expects to incur an additional $0.3 million of restructuring costs, primarily in 2005, for charges associated with these actions that cannot be recorded until incurred. In connection with the planned acquisition of Kendro, the company expects to undertake restructuring actions at both acquired and existing facilities. The actions at acquired facilities will be recorded as a cost of the acquisition. The actions at existing facilities will be charged to expense. The company has not finalized its plans for integrating Kendro with its existing business but expects that charges to expense will total $10-$20 million following the acquisition.

<

>


                           THERMO ELECTRON CORPORATION

First Quarter 2005 Compared With First Quarter 2004 (continued)
---------------------------------------------------

Life and Laboratory Sciences

                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                             April 2,       April 3,
(Dollars in thousands)                                                                           2005           2004     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $393,305       $365,466       7.6%
Operating Income Margin                                                                         13.2%          12.8%       0.4

       Sales in the Life and Laboratory Sciences segment increased $27.8 million, or 8%, to $393.3 million in the first quarter of 2005. The favorable effects of currency translation resulted in an increase in revenues of $8.6 million in 2005. Sales increased $25.3 million due to the acquisitions of InnaPhase in September 2004 and USCS in April 2004, net of a product line divestiture. Excluding the changes in revenues resulting from currency translation, acquisitions and a divestiture, revenues decreased $6.1 million, or 2%, due to lower demand from pharmaceutical customers, several of which have announced cost cutting initiatives, offset in part by higher sales to customers in industrial markets.

       Operating income margin was 13.2% in the first quarter of 2005 and 12.8% in the first quarter of 2004. Operating income margin was affected by restructuring and other income, net, of $1.7 million in 2005 and restructuring and other costs, net, of $3.8 million in 2004, as discussed below. The favorable impact of lower restructuring and other costs, net, was offset in part by a $3.5 million increase in amortization expense of acquisition-related intangible assets.

       In 2005, the segment recorded restructuring and other income, net, of $1.7 million. The segment incurred $0.8 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. These costs were offset by $2.5 million of net gains on the sale of three abandoned buildings (Note 11). In 2004, the segment recorded restructuring and other costs, net, of $3.8 million, including charges to costs of revenue of $2.4 million, primarily for the sale of inventories revalued at the date of acquisition, and $1.0 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses being consolidated. In addition, the segment recorded a loss of $0.4 million from the sale of two abandoned buildings.

Measurement and Control
                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                             April 2,        April 3,
(Dollars in thousands)                                                                           2005            2004    Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $165,903       $159,566       4.0%
Operating Income Margin                                                                         11.1%           8.9%       2.2

       Sales in the Measurement and Control segment increased $6.3 million, or 4%, to $165.9 million in the first quarter of 2005. The favorable effects of currency translation resulted in an increase in revenues of $2.9 million in 2005. Sales decreased $0.8 million due to a divestiture, net of an acquisition.
In addition to the changes in revenue resulting from currency translation, a divestiture and an acquisition, revenues increased $4.2 million, or 3%. The increase was primarily the result of higher broad-based demand from industrial customers in applications such as minerals and mining, power generation, plastics and food processing.

       Operating income margin increased to 11.1% in 2005 from 8.9% in 2004. The increase in operating income margin resulted primarily from higher sales volumes. Operating income margin was also affected by restructuring and other costs, net, of $1.0 million and $1.3 million in 2005 and 2004, respectively, as discussed below.

<

>

                           THERMO ELECTRON CORPORATION

First Quarter 2005 Compared With First Quarter 2004 (continued)
---------------------------------------------------

       In the first quarter of 2005, the segment recorded restructuring and other costs, net, of $1.0 million, including $1.1 million of cash costs, principally for previously abandoned facilities at businesses being consolidated
(Note 11). In 2004, the segment recorded restructuring and other costs, net, of $1.3 million, including cash costs of $1.1 million, principally for abandoned facilities, severance and relocation expenses at businesses that were consolidated. In addition, the segment recorded charges of $0.1 million, primarily for the writedown of equipment at an abandoned facility, and charges to costs of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition.

Other Income, Net
-----------------

       The company reported other income, net, of $3.3 million and $2.6 million in the first quarter of 2005 and 2004, respectively (Note 4). Other income, net, includes interest income, interest expense, gain on investments, net, and other items, net. Interest income increased to $3.3 million in 2005 from $1.9 million in 2004, primarily due to higher invested cash balances following the sale of Spectra-Physics in July 2004 and, to a lesser extent, increased market interest rates. Interest expense increased to $3.2 million in 2005 from $2.7 million in 2004 as a result of higher rates associated with the company's variable rate debt.

       During the first quarter of 2005 and 2004, the company had gains on investments, net, of $2.3 million and $2.6 million, respectively. The gains included $1.6 million in 2004 from the sale of shares of Thoratec Corporation.

       In the second quarter through May 5, 2005, the company has sold 3.9 million shares of Thoratec, resulting in a gain of $25.4 million.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 27.6% and 28.5% in the first quarter of 2005 and 2004, respectively. The decrease in the effective tax rate resulted primarily from higher income in lower-tax jurisdictions and adjustments to prior-year returns. The company expects an effective tax rate for its existing businesses of approximately 28.5% in the remainder of 2005.

       The American Jobs Creation Act of 2004, signed into law in October 2004, allows companies to repatriate permanently reinvested non-U.S. earnings in 2005 or 2006 at an effective rate of 5.25%. The company does not currently expect to take advantage of this provision. The new tax law also phases out an existing deduction based on export revenues and replaces it with a deduction for a portion of the profit derived from domestic manufacturing activities. The company is continuing to evaluate the effect of these changes but does not expect a material net impact on its tax provision.

Discontinued Operations

       In the first quarter of 2005, the company recorded after-tax gains of $3.3 million from the disposal of discontinued operations. The gains represent additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments.

       In the first quarter of 2004, the company's discontinued operations
(Spectra-Physics) had revenues of $57.0 million and net income of $3.5 million, net of a tax provision of $1.1 million. The company sold Spectra-Physics in July
2004.

<

>

                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources

First Quarter 2005
------------------

       Consolidated working capital was $937.1 million at April 2, 2005, compared with $890.9 million at December 31, 2004. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $528.6 million at April 2, 2005, compared with $512.3 million at December 31,
2004.

       Cash provided by operating activities was $30.3 million during the first quarter of 2005, including $31.7 million provided by continuing operations and $1.4 million used by discontinued operations. The company used cash of $15.3 million to increase inventories, particularly mass spectrometry and spectroscopy instruments, to replenish levels following strong fourth quarter sales. A reduction in other current liabilities used $12.4 million of cash in the first quarter of 2005, primarily annual incentive compensation that was paid in the quarter. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $5.0 million in the first quarter of 2005.

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $12.8 million for restructuring costs at April 2, 2005. The company expects to pay approximately $3.4 million of this amount for severance primarily through 2006, and $0.1 million for other costs primarily through 2005. The balance of $9.3 million will be paid for lease obligations over the remaining terms of the leases, with approximately half to be paid through 2005 and the remainder through 2016. In addition, at April 2, 2005, the company had accrued $6.0 million for acquisition expenses. Accrued acquisition expenses included $2.4 million of severance and relocation obligations, which the company expects to pay primarily through 2005. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During the first quarter of 2005, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included an acquisition and the purchase and sale of property, plant and equipment. The company expended $39.2 million, net of cash acquired, for the acquisition of Niton (Note 2). The company expended $7.3 million for purchases of property, plant and equipment and had proceeds from the sale of property, principally abandoned real estate, of $9.2 million.

       The company's financing activities provided $3.3 million of cash during the first quarter of 2005, principally proceeds of $4.6 million from the exercise of employee stock options.

       The company obtained a bridge financing commitment which will permit it to borrow up to $600 million for a 364-day period on terms substantially equivalent to its existing 5-year revolving credit facility to partially fund the $833.5 million purchase price of Kendro. The commitment is subject to customary conditions for financings of this type. The company expects to use existing cash balances to fund the remainder of the purchase price. Although the company has not yet obtained firm commitments, it expects to use a combination of short- and long-term debt instruments to refinance the bridge loan following the completion of the acquisition (Note 15). The existing revolving credit agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company's option. The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-capital ratios.

       Aside from the agreement to acquire Kendro, the company has no material commitments for purchases of property, plant and equipment and expects that for all of 2005, such expenditures will approximate $43 - $47 million and its contractual obligations and other commercial commitments did not change materially between December 31, 2004 and April 2, 2005.

       The company expects that its existing cash and short-term investments;
future cash flow from operations; available borrowings of up to $250 million under its existing 5-year revolving credit agreement; commitment for a bridge loan to acquire Kendro; and expected refinancing of the bridge loan will be sufficient to meet its capital requirements for the foreseeable future, including at least the next 24 months.

<

>

                           THERMO ELECTRON CORPORATION

First Quarter 2004
------------------

       Cash provided by operating activities was $46.6 million during the first quarter of 2004, including $42.5 million provided by continuing operations and $4.1 million provided by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $7.0 million in the first quarter of 2004. Inventories increased $20.3 million, due in part to increased production of mass spectrometry and spectroscopy instruments in response to higher demand for these products. An increase in accounts payable was a source of $18.9 million of cash due to a higher volume of purchase activity. Cash provided by discontinued operations of $4.1 million principally represents the positive cash flow of Spectra-Physics, offset in part by payment of liabilities from businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

       During the first quarter of 2004, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the purchase of property, plant and equipment. The company's continuing operations expended $10.4 million for purchases of property, plant and equipment and had proceeds from the sale of property of $3.1 million.

       The company's financing activities used $13.6 million of cash during the first quarter of 2004, principally for continuing operations. During the first quarter of 2004, the company's continuing operations received net proceeds of $21.1 million from the exercise of employee stock options. In addition, the company expended $31.5 million to repurchase 1.1 million shares of the company's common stock and $2.5 million to reduce short-term notes payable.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The company's exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2004.

Item 4 - Controls and Procedures
--------------------------------

       The company's management, with the participation of the company's chief executive officer and chief financial officer, evaluated the effectiveness of the company's disclosure controls and procedures as of April 2, 2005. The term
"disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company's disclosure controls and procedures as of April 2, 2005, the company's chief executive officer and chief financial officer concluded that, as of such date, the company's disclosure controls and procedures were effective at the reasonable assurance level.

       There have been no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 2, 2005, that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements

       In connection with the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995, we caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2005 and beyond to differ materially from those expressed in any forward-looking statements made by us.

       We must develop new products, adapt to rapid and significant technological change and respond to introductions of new products in order to remain competitive. Our growth strategy includes significant investment in and expenditures for product development. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements and evolving industry standards. Without the timely introduction of new products, services and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenue and operating results would suffer.

       Our customers use many of our products to develop, test and manufacture their own products. As a result, we must anticipate industry trends and develop products in advance of the commercialization of our customers' products. If we fail to adequately predict our customers' needs and future activities, we may invest heavily in research and development of products and services that do not lead to significant revenue.

       Many of our existing products and those under development are technologically innovative and require significant planning, design, development and testing at the technological, product and manufacturing-process levels.
These activities require us to make significant investments.

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

       Our Measurement and Control segment sells products and services to a number of companies that operate in cyclical industries; downturns in those industries would adversely affect our results of operations. The growth and profitability of some of our businesses in the Measurement and Control segment depend in part on sales to industries that are subject to cyclical downturns.
For example, certain businesses in this segment depend in part on sales to the steel, cement and semiconductor industries. Slowdowns in these industries would adversely affect sales by these businesses, which in turn would adversely affect our revenues and results of operations.

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


<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

       Changes in governmental regulations may reduce demand for our products or increase our expenses. We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety, and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products or increase our expenses. For example, many of our instruments are marketed to the pharmaceutical industry for use in discovering and developing drugs. Changes in the U.S. Food and Drug Administration's regulation of the drug discovery and development process could have an adverse effect on the demand for these products.

       Demand for most of our products depends on capital spending policies of our customers and on government funding policies. Our customers include pharmaceutical and chemical companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions.
Many factors, including public policy spending priorities, available resources and product and economic cycles, have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products. For example, in the first quarter of 2005, the company experienced a slow down in demand from the pharmaceutical market.

       Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property and we could suffer significant litigation or licensing expense as a result. We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products.
Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies.
Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could materially adversely affect our business and results of operations.

       We also rely on trade secrets and proprietary know-how which we seek to protect our products, in part, by confidentiality agreements with our collaborators, employees and consultants. These agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors.

       Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. For example, in September 2004
Applied Biosystems/MDS Scientific Instruments and related parties brought a lawsuit against us alleging our mass spectrometer systems infringe a patent held by the plaintiffs. We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

       If any of our security products fail to detect explosives or radiation, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage. The products sold by our environmental instruments division include a comprehensive range of fixed and portable instruments used for chemical, radiation and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings and other high-threat facilities for the detection and prevention of terrorist acts.
If any of these products were to malfunction it is possible that explosive or radioactive material could pass through the product undetected, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers' operators and the training of such operators. Any such product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Although we carry product liability insurance, we cannot be certain that our current insurance will be sufficient to cover these claims or that it can be maintained on acceptable terms, if at all.

       We have retained contingent liabilities from businesses that we have sold. From 1997 through 2004, we divested over 60 businesses with aggregate annual revenues in excess of $2 billion. As part of these transactions, we retained responsibility for some of the contingent liabilities related to these businesses, such as lawsuits, product liability claims and potential claims by buyers that representations and warranties we made about the businesses were inaccurate. The resolution of these contingencies has not had a material adverse effect on our results of operations or financial condition; however, we can not be certain that this favorable pattern will continue.

       Our results could be impacted if we are unable to realize potential future benefits from new productivity initiatives. In addition to the real estate consolidations and cost-saving initiatives that we have pursued over the past three years, we are instituting practical process improvement (PPI) programs at our locations to further enhance our productivity, efficiency and customer satisfaction. While we anticipate continued benefits from these PPI initiatives as well as our continuing sourcing activities, future benefits are expected to be fewer and smaller in size and may be more difficult to achieve.

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

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

       Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. Further, we may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business. For example, the company expects to complete the acquisition of Kendro in May 2005, and will need to integrate the business in order to realize its anticipated cost savings and synergies.

       Moreover, we previously acquired several companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.51 billion as of April 2, 2005. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

PART II - OTHER INFORMATION

Item 6 - Exhibits
-----------------

       See Exhibit Index on the page immediately preceding exhibits.


<

>

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 2005.

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

   10.1      Revised Summary of Thermo Electron Corporation Director Compensation.

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