Form 10-Q
period 2005-07-02
THERMO ELECTRON CORP
filed 2005-08-04
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 2, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                 Class                          Outstanding at July 29, 2005
     -----------------------------              ----------------------------
     Common Stock, $1.00 par value                     161,613,800

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                                                        July 2,     December 31,
(In thousands)                                                                                             2005             2004
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  159,744       $  326,886
 Short-term available-for-sale investments, at quoted market value
    (amortized cost of $8,647 and $164,244)                                                              11,061          185,369
 Accounts receivable, less allowances of $22,619 and $22,844                                            512,648          469,553
 Inventories:
    Raw materials and supplies                                                                          154,898          131,810
    Work in process                                                                                      47,951           40,244
    Finished goods                                                                                      196,850          164,657
 Deferred tax assets                                                                                     94,753           92,929
 Other current assets                                                                                    59,690           58,206
                                                                                                     ----------       ----------

                                                                                                      1,237,595        1,469,654
                                                                                                     ----------       ----------

Property, Plant and Equipment, at Cost                                                                  534,081          499,929
 Less: Accumulated depreciation and amortization                                                        239,561          238,888
                                                                                                     ----------       ----------

                                                                                                        294,520          261,041
                                                                                                     ----------       ----------

Acquisition-related Intangible Assets (Note 2)                                                          490,638          158,577
                                                                                                     ----------       ----------

Other Assets                                                                                            164,300          174,428
                                                                                                     ----------       ----------

Goodwill (Note 2)                                                                                     1,947,321        1,513,025
                                                                                                     ----------       ----------

                                                                                                     $4,134,374       $3,576,725
                                                                                                     ==========       ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                      Liabilities and Shareholders' Equity

                                                                                                        July 2,     December 31,
(In thousands except share amounts)                                                                        2005             2004
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations (Note 9)                     $  228,259       $   15,017
 Accounts payable                                                                                       138,029          131,175
 Accrued payroll and employee benefits                                                                   94,785           94,671
 Accrued income taxes                                                                                    26,555           22,829
 Deferred revenue                                                                                        87,324           77,778
 Other accrued expenses (Notes 2, 10 and 11)                                                            175,199          194,706
 Current liabilities of discontinued operations                                                          37,394           42,552
                                                                                                     ----------       ----------

                                                                                                        787,545          578,728
                                                                                                     ----------       ----------

Deferred Income Taxes                                                                                    80,023           15,213
                                                                                                     ----------       ----------

Other Long-term Liabilities                                                                             100,815           91,164
                                                                                                     ----------       ----------

Long-term Obligations:
 Senior notes (Note 9)                                                                                  383,771          135,232
 Subordinated convertible obligations                                                                    77,234           77,234
 Other                                                                                                   11,932           13,604
                                                                                                     ----------       ----------

                                                                                                        472,937          226,070
                                                                                                     ----------       ----------

Shareholders' Equity:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 180,671,315 and
    179,818,648 shares issued                                                                           180,671          179,819
 Capital in excess of par value                                                                       1,398,041        1,381,448
 Retained earnings                                                                                    1,490,336        1,381,257
 Treasury stock at cost, 19,323,070 and 19,269,245 shares                                              (437,357)        (435,779)
 Deferred compensation                                                                                   (4,175)          (2,561)
 Accumulated other comprehensive items (Note 6)                                                          65,538          161,366
                                                                                                     ----------       ----------

                                                                                                      2,693,054        2,665,550
                                                                                                     ----------       ----------

                                                                                                     $4,134,374       $3,576,725
                                                                                                     ==========       ==========




The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                    ---------------------------
                                                                                                     July 2,            July 3,
(In thousands except per share amounts)                                                                 2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $653,621           $525,309
                                                                                                    --------           --------

Costs and Operating Expenses:
 Cost of revenues (Note 11)                                                                          366,166            286,424
 Selling, general and administrative expenses                                                        192,593            146,508
 Research and development expenses                                                                    39,432             32,592
 Restructuring and other costs, net (Note 11)                                                          2,216                815
                                                                                                    --------           --------

                                                                                                     600,407            466,339
                                                                                                    --------           --------

Operating Income                                                                                      53,214             58,970
Other Income, Net (Note 4)                                                                            25,504             10,667
                                                                                                    --------           --------

Income from Continuing Operations Before Provision for Income Taxes                                   78,718             69,637
Provision for Income Taxes                                                                           (21,958)           (19,058)
                                                                                                    --------           --------

Income from Continuing Operations                                                                     56,760             50,579
Income from Discontinued Operations (includes income tax benefit of $36,927)                               -             40,501
Gain on Disposal of Discontinued Operations (net of income tax provision of $2,034)                    3,463                  -
                                                                                                    --------           --------

Net Income                                                                                          $ 60,223           $ 91,080
                                                                                                    ========           ========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                                              $    .35           $    .31
                                                                                                    ========           ========

 Diluted                                                                                            $    .35           $    .30
                                                                                                    ========           ========

Earnings per Share (Note 5):
 Basic                                                                                              $    .37           $    .55
                                                                                                    ========           ========

 Diluted                                                                                            $    .37           $    .54
                                                                                                    ========           ========

Weighted Average Shares (Note 5):
 Basic                                                                                               161,255            165,571
                                                                                                    ========           ========

 Diluted                                                                                             164,658            170,521
                                                                                                    ========           ========



The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                  -----------------------------
                                                                                                     July 2,            July 3,
(In thousands except per share amounts)                                                                 2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $1,212,829         $1,050,341
                                                                                                  ----------         ----------

Costs and Operating Expenses:
 Cost of revenues (Note 11)                                                                          666,140            570,596
 Selling, general and administrative expenses                                                        356,094            297,067
 Research and development expenses                                                                    75,760             66,861
 Restructuring and other costs, net (Note 11)                                                          1,945              3,973
                                                                                                  ----------         ----------

                                                                                                   1,099,939            938,497
                                                                                                  ----------         ----------

Operating Income                                                                                     112,890            111,844
Other Income, Net (Note 4)                                                                            28,808             13,269
                                                                                                  ----------         ----------

Income from Continuing Operations Before Provision for Income Taxes                                  141,698            125,113
Provision for Income Taxes                                                                           (39,355)           (34,869)
                                                                                                  ----------         ----------

Income from Continuing Operations                                                                    102,343             90,244
Income from Discontinued Operations (includes income tax benefit of $35,780)                               -             43,958
Gain on Disposal of Discontinued Operations (net of income tax provision of $4,272)                    6,736                  -
                                                                                                  ----------         ----------

Net Income                                                                                        $  109,079         $  134,202
                                                                                                  ==========         ==========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                                            $      .64         $      .55
                                                                                                  ==========         ==========

 Diluted                                                                                          $      .63         $      .53
                                                                                                  ==========         ==========

Earnings per Share (Note 5):
 Basic                                                                                            $      .68         $      .81
                                                                                                  ==========         ==========

 Diluted                                                                                          $      .67         $      .79
                                                                                                  ==========         ==========

Weighted Average Shares (Note 5):
 Basic                                                                                               161,106            165,389
                                                                                                  ==========         ==========

 Diluted                                                                                             164,694            170,258
                                                                                                  ==========         ==========





The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                                   ----------------------------
                                                                                                     July 2,            July 3,
(In thousands)                                                                                          2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                        $ 109,079          $ 134,202
 Income from discontinued operations                                                                       -            (43,958)
 Gain on disposal of discontinued operations                                                          (6,736)                 -
                                                                                                   ---------          ---------

 Income from continuing operations                                                                   102,343             90,244

 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                                   47,435             31,110
      Noncash restructuring and other costs, net (Note 11)                                                57                507
      Provision for losses on accounts receivable                                                      1,238              1,098
      Change in deferred income taxes                                                                 (1,438)             1,039
      Gain on sale of businesses                                                                        (119)                 -
      Gain on investments, net (Note 4)                                                              (32,066)           (13,478)
      Other noncash expenses, net                                                                     13,557              6,279
      Changes in current accounts, excluding the effects of acquisitions and dispositions:
          Accounts receivable                                                                          6,154              7,265
          Inventories                                                                                (15,200)           (25,677)
          Other current assets                                                                         2,303            (12,977)
          Accounts payable                                                                           (11,521)             8,592
          Other current liabilities                                                                  (22,187)             1,235
                                                                                                   ---------          ---------

            Net cash provided by continuing operations                                                90,556             95,237
            Net cash provided by (used in) discontinued operations                                    (1,577)             9,878
                                                                                                   ---------          ---------

            Net cash provided by operating activities                                                 88,979            105,115
                                                                                                   ---------          ---------

Investing Activities:
 Acquisitions, net of cash acquired                                                                 (914,923)           (75,706)
 Proceeds from sale of available-for-sale investments                                                349,558            331,038
 Purchases of available-for-sale investments                                                        (148,450)          (259,645)
 Proceeds from maturities of available-for-sale investments                                              305             18,542
 Purchases of property, plant and equipment                                                          (16,441)           (22,071)
 Proceeds from sale of property, plant and equipment                                                   9,534              3,359
 Proceeds from sale of product line                                                                    5,661                  -
 Increase in other assets                                                                             (1,255)            (1,524)
 Other                                                                                                   (64)              (383)
                                                                                                   ---------          ---------

            Net cash used in continuing operations                                                  (716,075)            (6,390)
            Net cash provided by discontinued operations                                               5,327              1,935
                                                                                                   ---------          ---------

            Net cash used in investing activities                                                  $(710,748)         $  (4,455)
                                                                                                   ---------          ---------


<

>

                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                  -----------------------------
                                                                                                     July 2,            July 3,
(In thousands)                                                                                          2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Net proceeds from issuance of long-term debt                                                     $  247,450         $        -
 Repayment of long-term obligations                                                                     (143)              (817)
 Purchases of company common stock                                                                         -            (81,975)
 Net proceeds from issuance of company common stock                                                    8,721             40,915
 Borrowings under short-term bridge financing agreement                                              570,000                  -
 Repayment of bridge financing agreement                                                            (570,000)                 -
 Increase (decrease) in short-term notes payable                                                     219,150             (8,111)
 Other                                                                                                (2,018)              (124)
                                                                                                  ----------         ----------

            Net cash provided by (used in) continuing operations                                     473,160            (50,112)
            Net cash provided by discontinued operations                                                   -                427
                                                                                                  ----------         ----------

            Net cash provided by (used in) financing activities                                      473,160            (49,685)
                                                                                                  ----------         ----------

Exchange Rate Effect on Cash of Continuing Operations                                                (18,533)              (153)
Exchange Rate Effect on Cash of Discontinued Operations                                                    -                191
                                                                                                  ----------         ----------

Increase (Decrease) in Cash and Cash Equivalents                                                    (167,142)            51,013
Cash and Cash Equivalents at Beginning of Period                                                     326,886            195,773
                                                                                                  ----------         ----------

Cash and Cash Equivalents at End of Period                                                        $  159,744         $  246,786
                                                                                                  ==========         ==========

Noncash Investing Activities:
 Fair value of assets of acquired businesses                                                      $1,076,315         $  108,515
 Cash paid for acquired businesses                                                                  (920,135)           (78,050)
                                                                                                  ----------         ----------

    Liabilities assumed of acquired businesses                                                    $  156,180         $   30,465
                                                                                                  ==========         ==========





The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. General

       The interim consolidated financial statements presented herein have been prepared by Thermo Electron Corporation (the company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 2, 2005, and the results of operations and cash flows for the three- and six-month periods ended July 2, 2005, and July 3, 2004. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

       In connection with the preparation of its 2004 Form 10-K, the company determined that it was appropriate to revise the classification of its investments in auction rate securities as short-term available-for-sale investments. Previously, such investments were classified as cash and cash equivalents. As a result of this revision, the company's investing activities in the first six months of 2004 used cash of $4.5 million instead of $51.9 million as previously reported. This change in classification does not affect previously reported cash flows from operations or from financing activities. Auction rate securities are debt instruments with interest rates that generally reset every 7 to 28 days. Despite the long-term nature of their stated contractual maturities, the company has the ability to quickly liquidate investments in auction rate securities.

2.     Acquisitions

       On May 9, 2005, the company's Life and Laboratory Sciences segment acquired the Kendro Laboratory Products division of SPX Corporation for $833.5 million, net of cash acquired and subject to a post-closing adjustment. The cash disbursed ($846.0 million) exceeded this amount as it included transaction costs and an estimate of Kendro's cash at the closing date. The estimate of cash will be adjusted to the actual cash amount through the post-closing adjustment. Kendro designs, manufactures, markets and services, on a global basis, a wide range of laboratory equipment for sample preparation, processing and storage, used primarily in life sciences and drug discovery laboratories as well as clinical laboratories. The acquisition of Kendro broadened the segment's product offerings and access to customers. Kendro's revenues were $371 million in 2004. The purchase price exceeded the fair value of the acquired assets and, accordingly, $444.4 million was allocated to goodwill, approximately $185 million of which is expected to be tax deductible.

       The company obtained short-term bridge financing, which permitted it to borrow $570 million to partially fund the purchase price of Kendro. The company used existing cash balances to fund the remainder of the purchase price. Subsequently, the company used a combination of short- and long-term debt instruments to refinance the bridge loan (Note 9).

       On April 26, 2005, the company's Measurement and Control segment completed the acquisition of Rupprecht and Patashnick Co., Inc. (R&P), a New York-based provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets for $32.5 million in cash, subject to a post-closing adjustment. The acquisition of R&P enabled the segment to broaden its air monitoring product offerings. R&P's revenues totaled $17 million in 2004. The agreement calls for additional consideration of up to $3 million through 2007 based on achieving targeted sales levels and payment of 7% of specified product sales thereafter through 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $15.5 million was allocated to goodwill, none of which is tax deductible.

<

>

                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       On March 29, 2005, the Life and Laboratory Sciences segment acquired Niton LLC, a Massachusetts-based provider of portable X-ray analyzers to the metals, petrochemical and environmental markets for $41.7 million in cash. Of the total purchase price, $40.0 million was paid on the closing date and the balance was paid in June 2005, following determination of the post-closing adjustment. The agreement under which the company acquired Niton calls for additional contingent consideration of up to $2.0 million through 2006 based on post-acquisition results. The acquisition of Niton enabled the segment to expand its X-ray products to include a portable line. Niton's revenues in 2004 totaled $36 million. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $15.2 million was allocated to goodwill, all of which is tax deductible.

       The company's acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies of combining the businesses. These synergies include use of the company's existing infrastructure such as sales force, distribution channels and customer relations to expand sales of the acquired businesses' products; use of the infrastructure of the acquired businesses to cost effectively expand sales of the company's products; and elimination of duplicative facilities, functions and staffing.

       These acquisitions have been accounted for using the purchase method of accounting, and the acquired companies' results have been included in the accompanying financial statements from the respective dates of acquisition. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

       Had the acquisition of Kendro been completed as of the beginning of 2004, the company's pro forma results for 2004 and 2005 would have been as follows:


                                                                 Three Months Ended                      Six Months Ended
                                                            -----------------------------          -----------------------------
                                                               July 2,            July 3,             July 2,            July 3,
(In thousands except per share amounts)                       2005 (a)               2004            2005 (a)               2004
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                    $  688,080         $  611,273          $1,341,148         $1,218,613

Net Income                                                  $   54,880         $   85,706          $   99,173         $  123,019

Earnings per Share from Continuing Operations:
    Basic                                                   $      .32         $      .27          $      .57         $      .48
    Diluted                                                 $      .31         $      .27          $      .57         $      .47

Earnings Per Share:
    Basic                                                   $      .34         $      .52          $      .62         $      .74
    Diluted                                                 $      .34         $      .50          $      .61         $      .73

(a) Includes an $11.2 million pre-tax charge to cost of revenues for the sale of Kendro inventories revalued at the date of acquisition (Note 11).

       The company's results for 2004 and 2005 would not have been materially different from its reported results had the acquisitions of Niton and R&P occurred at the beginning of 2004.

<

>

                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       The components of the preliminary purchase price allocation for the 2005 acquisitions are as follows:


(In thousands)                                                         Niton              R&P            Kendro            Total
--------------------------------------------------------------------------------------------------------------------------------

Purchase Price (including transaction costs):
 Cash paid                                                         $  41,656        $  32,529         $ 845,950        $ 920,135
 Cash acquired                                                          (764)          (1,817)           (2,631)          (5,212)
                                                                   ---------        ---------         ---------        ---------

                                                                   $  40,892        $  30,712         $ 843,319        $ 914,923
                                                                   =========        =========         =========        =========

Allocation:
 Current assets                                                       13,240            6,622           139,488          159,350
 Property, plant and equipment                                         2,316              449            67,305           70,070
 Acquired intangible assets                                           17,741           15,698           330,432          363,871
 Goodwill                                                             15,167           15,509           444,364          475,040
 Other assets                                                            181                -             2,591            2,772
 Other liabilities                                                    (7,753)          (7,566)         (140,861)        (156,180)
                                                                   ---------        ---------         ---------        ---------

                                                                   $  40,892        $  30,712         $ 843,319        $ 914,923
                                                                   =========        =========         =========        =========

       Acquired intangible assets for the 2005 acquisitions are as follows:

(In thousands)                                                         Niton              R&P            Kendro            Total
--------------------------------------------------------------------------------------------------------------------------------

Customer Relationships                                             $  11,468        $  12,808         $ 287,355        $ 311,631
Product Technology                                                     6,273            2,890            43,077           52,240
                                                                   ---------        ---------         ---------        ---------

                                                                   $  17,741        $  15,698         $ 330,432        $ 363,871
                                                                   =========        =========         =========        =========

       The weighted-average amortization periods for intangible assets acquired in 2005 are 5 years for customer relationships and 5 years for product technology. The weighted-average amortization period for all intangible assets acquired in 2005 is approximately 5 years. Annual amortization expense has increased by $72.8 million as a result of the 2005 acquisitions.

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

       No accrued acquisition expenses for acquisitions completed during 2005 have been established as of July 2, 2005. The company is evaluating potential restructuring actions that may be undertaken at Kendro or within existing businesses with which Kendro is being integrated. Such actions may include rationalizing product lines, consolidation of facilities and reductions in staffing levels. The company will record the cost of restructuring actions at Kendro as an increase to goodwill when decisions are made as to the extent of such actions. Costs of restructuring actions at existing businesses will be recorded to expense. The company expects to finalize its restructuring plan no later than one year following completion of the Kendro acquisition.

<

>


                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       The changes in accrued acquisition expenses for acquisitions completed prior to 2005 are as follows:

                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                                        $ 3,248          $ 5,869          $   112           $ 9,229
 Payments                                                            (1,446)             (65)              (1)           (1,512)
 Decrease recorded as a reduction in goodwill                             -           (2,032)             (30)           (2,062)
 Currency translation                                                  (271)            (398)             (27)             (696)
                                                                    -------          -------          -------           --------

Balance at July 2, 2005                                             $ 1,531          $ 3,374          $    54           $ 4,959
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

3.     Business Segment Information

       The company's continuing operations fall into two principal business segments: Life and Laboratory Sciences and Measurement and Control.

                                                                    Three Months Ended                    Six Months Ended
                                                               -----------------------------        -----------------------------
                                                                  July 2,            July 3,           July 2,            July 3,
(In thousands)                                                       2005               2004              2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Life and Laboratory Sciences                               $  487,462         $  369,823        $  880,767         $  735,289
    Measurement and Control                                       166,159            155,486           332,062            315,052
                                                               ----------         ----------        ----------         ----------

                                                               $  653,621         $  525,309        $1,212,829         $1,050,341
                                                               ==========         ==========        ==========         ==========

Income from Continuing Operations Before Provision for
 Income Taxes:
    Life and Laboratory Sciences (a)                           $   49,075         $   53,311        $  100,905         $  100,128
    Measurement and Control (b)                                    12,093             12,415            30,453             26,598
    Other (c)                                                         502                (54)              573               (102)
                                                               ----------         ----------        ----------         ----------

      Total Operating Income - Segments                            61,670             65,672           131,931            126,624
    Corporate/Other (d)                                            17,048              3,965             9,767             (1,511)
                                                               ----------         ----------        ----------         ----------

                                                               $   78,718         $   69,637        $  141,698         $  125,113
                                                               ==========         ==========        ==========         ==========


<

>

                           THERMO ELECTRON CORPORATION

3. Business Segment Information (continued)

                                                                    Three Months Ended                    Six Months Ended
                                                               -----------------------------        -----------------------------
                                                                  July 2,            July 3,           July 2,            July 3,
(In thousands)                                                       2005               2004              2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Depreciation:
    Life and Laboratory Sciences                               $    7,764         $    7,446        $   14,543         $   14,981
    Measurement and Control                                         2,045              2,621             4,461              5,078
    Corporate                                                         951                715             1,908              1,601
                                                               ----------         ----------        ----------         ----------

                                                               $   10,760         $   10,782        $   20,912         $   21,660
                                                               ==========         ==========        ==========         ==========

Amortization:
    Life and Laboratory Sciences                               $   17,773         $    4,963        $   24,387         $    8,106
    Measurement and Control                                         1,335                681             2,134              1,343
    Corporate                                                           1                  -                 2                  1
                                                               ----------         ----------        ----------         ----------

                                                               $   19,109         $    5,644        $   26,523         $    9,450
                                                               ==========         ==========        ==========         ==========

(a) Includes restructuring and other costs, net, of $11.1 million, $9.3 million and $3.3 million in the second quarter of 2005 and the first six months of 2005 and 2004, respectively. Includes restructuring and other income, net, of $0.5 million in the second quarter of 2004.
(b) Includes restructuring and other costs, net, of $2.4 million, $1.4 million, $3.4 million, and $2.6 million in the second quarter of 2005 and 2004 and the first six months of 2005 and 2004, respectively.
(c) Includes restructuring and other income, net, of $0.5 million and $0.6 million in the second quarter of 2005 and first six months of 2005, respectively. Includes restructuring and other costs, net, of $0.1 million in both the second quarter of 2004 and the first six months of 2004, respectively.
(d) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $0.7 million, $0.2 million, $1.2 million, and $0.7 million in the second quarter of 2005 and 2004 and the first six months of 2005 and 2004, respectively. Other income, net, includes net gains on the sale of shares of Thoratec and Newport of $27.6 million in the second quarter and first six months of 2005 and gains on the sale of shares of Thoratec of $8.0 million and $9.6 million in the second quarter and first six months of 2004, respectively
     (Note 4).

4.     Other Income, Net

       The components of other income, net, in the accompanying statement of income are as follows:

                                                                 Three Months Ended                       Six Months Ended
                                                              ---------------------------            ---------------------------
                                                               July 2,            July 3,             July 2,            July 3,
(In thousands)                                                    2005               2004                2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                               $  2,591           $  1,666            $  5,927           $  3,586
Interest Expense (Note 9)                                       (7,287)            (2,694)            (10,442)            (5,423)
Gain on Investments, Net                                        29,802             10,847              32,066             13,478
Other Items, Net                                                   398                848               1,257              1,628
                                                              --------           --------            --------           --------

                                                              $ 25,504           $ 10,667            $ 28,808           $ 13,269
                                                              ========           ========            ========           ========


<

>

                           THERMO ELECTRON CORPORATION

4.     Other Income, Net (continued)

       The company sold 4,436,000 shares of Thoratec Corporation common stock during the second quarter and first six months of 2005 and realized a gain of $28.9 million. The company sold 1,000,000 and 1,250,000 shares of Thoratec common stock during the second quarter and first six months of 2004 and realized gains of $8.0 million and $9.6 million, respectively. The company obtained common shares of Thoratec as part of the sale of Thermo Cardiosystems Inc. in 2001. At July 2, 2005, the company no longer owned shares of Thoratec.

       In July 2004, the company received 3,220,000 shares of Newport
Corporation common stock upon the sale of Spectra-Physics to Newport. In June
2005, the company reached an agreement with Newport under which Newport purchased all of the 3,220,000 shares of Newport common stock. Newport purchased the shares for $13.56 per share, which resulted in aggregate proceeds of $43.7 million. The company recorded a loss on the sale of $1.3 million. The Newport shares had been subject to resale restrictions that would have fully lapsed by January 2006.

5.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                  Three Months Ended                      Six Months Ended
                                                              ---------------------------            ---------------------------
                                                               July 2,            July 3,             July 2,            July 3,
(In thousands except per share amounts)                           2005               2004                2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                             $ 56,760           $ 50,579            $102,343           $ 90,244
Income from Discontinued Operations                                  -             40,501                   -             43,958
Gain on Disposal of Discontinued Operations                      3,463                  -               6,736                  -
                                                              --------           --------            --------           --------

Net Income for Basic Earnings per Share                         60,223             91,080             109,079            134,202
Effect of Convertible Debentures                                   402                398                 803                811
                                                              --------           --------            --------           --------

Income Available to Common Shareholders, as
 Adjusted for Diluted Earnings per Share                      $ 60,625           $ 91,478            $109,882           $135,013
                                                              --------           --------            --------           --------

Basic Weighted Average Shares                                  161,255            165,571             161,106            165,389
Effect of:
 Stock options                                                   1,515              3,007               1,704              2,926
 Convertible debentures                                          1,846              1,846               1,846              1,846
 Contingently issuable shares                                       42                 97                  38                 97
                                                              --------           --------            --------           --------

Diluted Weighted Average Shares                                164,658            170,521             164,694            170,258
                                                              --------           --------            --------           --------

Basic Earnings per Share:
 Continuing operations                                        $    .35           $    .31            $    .64           $    .55
 Discontinued operations                                           .02                .24                 .04                .27
                                                              --------           --------            --------           --------

                                                              $    .37           $    .55            $    .68           $    .81
                                                              ========           ========            ========           ========

Diluted Earnings per Share:
 Continuing operations                                        $    .35           $    .30            $    .63           $    .53
 Discontinued operations                                           .02                .24                 .04                .26
                                                              --------           --------            --------           --------

                                                              $    .37           $    .54            $    .67           $    .79
                                                              ========           ========            ========           ========

       Options to purchase 4,508,000, 966,000, 2,515,000 and 1,177,000 shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2005 and 2004 and the first six months of 2005 and 2004, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

<

>


                           THERMO ELECTRON CORPORATION

6.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items.
Other comprehensive items represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments and minimum pension liability adjustment. During the second quarter of 2005 and 2004, the company had comprehensive income of $38.2 million and $74.1 million, respectively.
During the first six months of 2005 and 2004, the company had comprehensive income of $42.3 million and $129.0 million, respectively. The decrease in other comprehensive items resulted primarily from a reduction in the cumulative translation adjustment due to movements in currency exchange rates during the first half of 2005, the effects of which are recorded in shareholders' equity.

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

                                                                                  Three Months Ended           Six Months Ended
                                                                                ----------------------      ----------------------
                                                                                 July 2,       July 3,       July 2,       July 3,
(In thousands except per share amounts)                                             2005          2004          2005          2004
----------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations:
 As reported                                                                    $ 56,760      $ 50,579      $102,343      $ 90,244
 Add: Stock-based employee compensation expense included in reported
    results, net of tax                                                              454           315           870           480
 Deduct: Total stock-based employee compensation expense determined under
    the fair-value-based method for all awards, net of tax                        (3,796)      (3,415)        (7,678)       (6,643)
                                                                                --------      --------      --------      --------

 Pro forma                                                                      $ 53,418      $ 47,479      $ 95,535      $ 84,081
                                                                                ========      ========      ========      ========

Basic Earnings per Share from Continuing Operations:
 As reported                                                                    $    .35      $    .31      $    .64      $    .55
 Pro forma                                                                      $    .33      $    .29      $    .59      $    .51

Diluted Earnings per Share from Continuing Operations:
 As reported                                                                    $    .35      $    .30      $    .63      $    .53
 Pro forma                                                                      $    .33      $    .28      $    .59      $    .50


<

>


                           THERMO ELECTRON CORPORATION

7.     Stock-based Compensation Plans and Pro Forma Stock-based Compensation
       Expense (continued)

                                                                                  Three Months Ended           Six Months Ended
                                                                                ----------------------      ----------------------
                                                                                 July 2,       July 3,       July 2,       July 3,
(In thousands except per share amounts)                                             2005          2004          2005          2004
----------------------------------------------------------------------------------------------------------------------------------

Net Income:
 As reported                                                                    $ 60,223      $ 91,080      $109,079      $134,202
 Add: Stock-based employee compensation expense included in reported net
    income, net of tax                                                               454           315           870           480
 Deduct: Total stock-based employee compensation expense determined under
    the fair-value-based method for all awards, net of tax                        (3,796)      (3,932)        (7,678)       (7,873)
                                                                                --------      --------      --------      --------

 Pro forma                                                                      $ 56,881      $ 87,463      $102,271      $126,809
                                                                                ========      ========      ========      ========

Basic Earnings per Share:
 As reported                                                                    $    .37      $    .55      $    .68      $    .81
 Pro forma                                                                      $    .35      $    .53      $    .63      $    .77

Diluted Earnings per Share:
 As reported                                                                    $    .37      $    .54      $    .67      $    .79
 Pro forma                                                                      $    .35      $    .52      $    .63      $    .75

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

8.     Defined Benefit Pension Plans

       Several of the company's non-U.S. subsidiaries, principally in Germany and England, and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. In addition, Kendro's operations in Germany have defined benefit pension plans. Some of the company's plans are unfunded, as permitted under the plans and applicable laws.
Net periodic benefit costs for the plans in aggregate included the following components:

                                                                   Three Months Ended                       Six Months Ended
                                                                --------------------------             --------------------------
                                                                July 2,            July 3,             July 2,            July 3,
(In thousands)                                                     2005               2004                2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Service Cost                                                    $ 1,764            $ 1,503             $ 3,460            $ 3,038
Interest Cost on Benefit Obligation                               3,349              2,960               6,570              5,985
Expected Return on Plan Assets                                   (2,752)            (2,554)             (5,554)           (5,155)
Recognized Net Actuarial Loss                                       636                632               1,281              1,273
                                                                -------            -------             -------            -------

                                                                $ 2,997            $ 2,541             $ 5,757            $ 5,141
                                                                =======            =======             =======            =======

<

>

                           THERMO ELECTRON CORPORATION

8.     Defined Benefit Pension Plans (continued)

       During the second quarter of 2005, the company merged two defined benefit plans in the U.K. and provided the participating employees with a defined contribution plan while limiting future benefits under the combined defined benefit plan. The transaction met the criteria of a plan curtailment although no gain or loss resulted. In connection with the transaction, the company contributed $10.9 million to the combined U.K. defined benefit plan.

9.     Swap Arrangement and Debt

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8% and will pay a variable rate of 90-day LIBOR plus 2.19% (5.85% as of July 2, 2005). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which over time has resulted in an increase in other long-term assets and long-term debt totaling $5.0 million at July 2, 2005. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

       In May 2005, in connection with plans to refinance part of the bridge facility that the company borrowed under for the Kendro acquisition (Note 2), the company entered into forward starting pay fixed swap agreements with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company's conclusion that a debt offering was probable and that such debt will carry semi-annual interest payments over a 10 year term, the swaps hedge the cash flow risk that exists on each of the semi-annual fixed-rate interest payments on $250 million of principal amount of the 10 year fixed rate debt issue (or any subsequent refinancing of such debt). The change in the fair value of the hedge, $2.0 million, net of tax, was classified as a reduction of other comprehensive items within shareholders' equity and is being amortized to interest costs over the term of the debt through 2015.

       The company repaid in full $570 million of borrowings under its bridge loan with cash and proceeds of new debt issuances described below. On May 27, 2005, the company issued $250 million aggregate principal amount of 5% senior notes (the Notes) due 2015, with an effective interest rate after including the impact of the swap arrangement of 5.27%. Under the Notes' Indenture, the company is subject to certain affirmative and negative covenants. The Notes carry registration rights and provisions that could result in an increase in the interest rate of up to 50 basis points in the event of delays in the registration of the Notes under the Securities Act of 1933.

       Also on May 27, 2005, the company entered into an arrangement that provides the company an uncommitted line of credit of up to $250 million through a series of short-term money market loans funded on an ongoing basis in the secondary market. Such money market loans have maturity periods of overnight to 364 days and bear varying rates of interest based on the maturity date and market rate at the time of issuance. On May 27, 2005, the company borrowed $250 million through three short-term loans under the money market arrangement with maturities of one week to three months. As of July 2, 2005, the company had outstanding borrowings under this arrangement aggregating $215 million at an average interest rate of 3.45%.

       On June 30, 2005, the company entered into a five-year revolving credit facility with a bank group that provides up to 175 million euros. The facility carries interest at a Euribor rate plus 35 basis points. Under the facility, borrowings of one to six months duration may be drawn. The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-capital ratios. No borrowings were outstanding under the facility on July 2, 2005, however, on July 6, 2005, the company borrowed 150 million euros ($179 million) in three tranches with maturities of one to six months and with an initial interest rate of 2.45%. A portion of the proceeds was used to repay $135 million of the short-term money market loans outstanding at July 2, 2005.


<

>

                           THERMO ELECTRON CORPORATION

10.    Warranty Obligations

       Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:


                                                                                                              Six Months Ended
                                                                                                            ---------------------
                                                                                                             July 2,      July 3,
(In thousands)                                                                                                  2005         2004
---------------------------------------------------------------------------------------------------------------------------------

Beginning Balance                                                                                           $ 27,369     $ 25,645
 Provision charged to income                                                                                  11,915        9,257
 Usage                                                                                                       (10,856)      (8,016)
 Acquisitions                                                                                                  6,002            -
 Adjustments to previously provided warranties, net                                                           (1,603)      (2,206)
 Other, net (a)                                                                                               (1,951)          72
                                                                                                            --------     --------

Ending Balance                                                                                              $ 30,876     $ 24,752
                                                                                                            ========     ========

(a) Primarily represents the effects of currency translation.


11.    Restructuring and Other Costs (Income), Net

       In response to a downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Certain costs associated with these actions are recorded when incurred. Further actions were initiated in 2003 and, to a lesser extent, in 2004. Restructuring and other costs recorded in 2005 are primarily for charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. The company expects to incur an additional $0.5 million of restructuring costs through the remainder of 2005 for charges associated with the pre-2005 actions that cannot be recorded until incurred. The restructuring actions undertaken in 2003 and 2004 were substantially complete at the end of 2004. In connection with the acquisition of Kendro, the company expects to undertake restructuring actions at both acquired and existing facilities. When determined, the actions at acquired facilities will be recorded as a cost of the acquisition. The actions at existing facilities will be charged to expense. The company has not finalized its plans for integrating Kendro with its existing business but expects that charges to expense will total $10-$20 million.

       During the second quarter of 2005, the company recorded net restructuring and other costs (income) by segment as follows:


                                            Life and
                                           Laboratory       Measurement
(In thousands)                               Sciences       and Control               Other         Corporate              Total
--------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                              $11,232           $   233            $      -           $     -            $11,465
Restructuring and Other Costs (Income), Net      (160)            2,168                (502)              710              2,216
                                              -------           -------            --------           -------            -------

                                              $11,072           $ 2,401            $   (502)          $   710            $13,681
                                              =======           =======            ========           =======            =======


<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs (Income), Net (continued)

       During the first six months of 2005, the company recorded net restructuring and other costs (income) by segment as follows:

                                            Life and
                                           Laboratory       Measurement
(In thousands)                               Sciences       and Control               Other         Corporate              Total
--------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                              $11,232           $   233            $      -           $     -            $11,465
Restructuring and Other Costs (Income), Net    (1,894)            3,202                (573)            1,210              1,945
                                              -------           -------            --------           -------            -------

                                              $ 9,338           $ 3,435            $   (573)          $ 1,210            $13,410
                                              =======           =======            ========           =======            =======


       The components of net restructuring and other costs (income) by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $11.1 million of net restructuring and other charges in the second quarter of 2005. The segment recorded charges to cost of revenues of $11.2 million for the sale of inventories revalued at the date of acquisition, and $0.2 million of net restructuring and other income. This amount consisted of $1.0 million of cash costs, principally associated with facility consolidations, including $0.9 million of severance for 11 employees across all functions; and $0.1 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred. These costs are net of a gain on the sale of an abandoned building in Colorado of $1.3 million.

       In the first quarter of 2005, this segment recorded $1.7 million of net restructuring and other income. This amount consisted of $0.8 million of cash costs, principally associated with facility consolidations, including $0.5 million of severance for 31 employees across all functions; $0.2 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses. The costs are net of $2.5 million of net gains on the sale of three abandoned buildings in the U.S. and Germany.

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $2.4 million of net restructuring and other charges in the second quarter of 2005. The segment recorded charges to cost of revenues of $0.2 million for the sale of inventories revalued at the date of acquisition, and $2.2 million of cash costs. These cash costs are principally associated with facility consolidations, including $1.3 million of net abandoned-facility costs, primarily for revised estimates of costs associated with facilities vacated in prior periods and, to a lesser extent, costs that could not be recorded until incurred; $0.8 million of severance for 12 employees, primarily in sales and service functions; and $0.1 million of other cash costs, primarily retention and relocation expenses.

       In the first quarter of 2005, this segment recorded $1.0 million of net restructuring and other charges. These costs consisted of $1.1 million of cash costs, principally associated with facility consolidations, including $1.0 million of net abandoned-facility costs, primarily for revised estimates of costs associated with facilities vacated in prior periods and costs that could not be recorded until incurred, and $0.1 million of severance for 8 employees, primarily in sales and service functions. The segment recorded a gain of $0.1 million on the sale of a small product line in England for cash proceeds of $4.6 million.

<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs (Income), Net (continued)

Other
-----

       The company recorded a gain of $0.5 million in the second quarter of 2005 as a result of revising its estimate of lease obligations due to sub-leasing an abandoned facility of a divested business.

Corporate
---------

       The company recorded $0.7 million of restructuring and other charges at its corporate offices in the second quarter of 2005, all of which were cash costs. In the first quarter of 2005, the company recorded $0.5 million of restructuring and other charges at its corporate offices, all of which were cash costs. The cash costs were primarily for severance for 15 employees.

General
-------

       The following table summarizes the company's severance actions in 2005.


                                                                                                                      Number of
2003 Restructuring Plans                                                                                              Employees
--------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 31, 2004                                                                                  48

Terminations Announced in 2005                                                                                                3
Terminations Occurring to Date in 2005                                                                                      (12)
Adjustments to Plan                                                                                                         (12)
                                                                                                                            ---

Remaining Terminations at July 2, 2005                                                                                       27
                                                                                                                            ===


                                                                                                                      Number of
2004 Restructuring Plans                                                                                              Employees
--------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 31, 2004                                                                                  30

Terminations Announced in 2005                                                                                               57
Terminations Occurring to Date in 2005                                                                                      (71)
Adjustments to Plan                                                                                                          (2)
                                                                                                                            ---

Remaining Terminations at July 2, 2005                                                                                       14
                                                                                                                            ===


                                                                                                                      Number of
2005 Restructuring Plans                                                                                              Employees
--------------------------------------------------------------------------------------------------------------------------------

Terminations Announced in 2005                                                                                               17
Terminations Occurring to Date in 2005                                                                                      (14)
                                                                                                                            ---

Remaining Terminations at July 2, 2005                                                                                        3
                                                                                                                            ===

<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs (Income), Net (continued)

       The following table summarizes the cash components of the company's restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2005 statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.


                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

Pre-2004 Restructuring Plans
 Balance at December 31, 2004                    $ 2,285           $    63           $ 9,525           $    26           $11,899
    Costs incurred in 2005 (b)                        38                 -             2,386                91             2,515
    Reserves reversed                               (359)                -              (372)                -              (731)
    Payments                                        (644)              (63)           (2,856)              (96)           (3,659)
    Currency translation                            (139)                -              (437)                -              (576)
                                                 -------           -------           -------           -------           -------

 Balance at July 2, 2005                         $ 1,181           $     -           $ 8,246           $    21           $ 9,448
                                                 =======           =======           =======           =======           =======

2004 Restructuring Plans
 Balance at December 31, 2004                    $ 3,517           $     -           $   301           $   102           $ 3,920
    Costs incurred in 2005 (b)                     1,666                 -               220               133             2,019
    Reserves reversed                                  -                 -                 -                 -                 -
    Payments                                      (3,995)                -              (283)             (176)           (4,454)
    Currency translation                            (305)                -               (28)               (1)             (334)
                                                 -------           -------           -------           -------           -------

 Balance at July 2, 2005                         $   883           $     -           $   210           $    58           $ 1,151
                                                 =======           =======           =======           =======           =======

2005 Restructuring Plans
    Costs incurred in 2005 (b)                   $ 2,008           $    20           $     -           $    35           $ 2,063
    Payments                                      (1,142)              (20)                -               (34)           (1,196)
    Currency translation                             (27)                -                 -                (1)              (28)
                                                 -------           -------           -------           -------           -------

 Balance at July 2, 2005                         $   839           $     -           $     -           $     -           $   839
                                                 =======           =======           =======           =======           =======

(a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b) Excludes net gains of $3.9 million from the sale of four abandoned buildings in the Life and Laboratory Sciences segment and $0.1 million from the sale of a small product line in the Measurement and Control segment.


       The company expects to pay accrued restructuring costs as follows: severance, primarily through 2007; employee-retention obligations and other costs, primarily through 2005; and abandoned-facility payments, over lease terms expiring through 2012.

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

13.    Discontinued Operations

       In the second quarter of 2005, the company settled litigation and received proceeds from an arbitration award related to divested businesses. In addition, the company recorded an increase in the net realizable value of a building held for sale after entering an agreement to sell the facility. The building had previously been written down to estimated disposal value. As a result of these transactions, the company recorded an after-tax gain on the disposal of discontinued operations of $3.5 million.

       In the first quarter of 2005, the company recorded after-tax gains of $3.3 million from the disposal of discontinued operations. The gains represent additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments.

       In the second quarter of 2004, the company's discontinued operations (Spectra-Physics) had revenues of $55.4 million and net income of $40.5 million, including a tax benefit of $36.9 million. In the first six months of 2004, the company's discontinued operations had revenues of $112.4 million and net income of $44.0 million, including a tax benefit of $35.8 million.

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


Revenues
                                                  Three Months Ended                                  Six Months Ended
                                      --------------------------------------------     --------------------------------------------
(Dollars in thousands)                    July 2, 2005             July 3, 2004             July 2, 2005            July 3, 2004
-----------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences          $  487,462    74.6%      $  369,823    70.4%     $  880,767     72.6%     $ 735,289     70.0%
Measurement and Control                  166,159    25.4%         155,486    29.6%        332,062     27.4%       315,052     30.0%
                                      ----------    -----      ----------    -----     ----------     -----     ---------     -----

                                      $  653,621     100%      $  525,309     100%     $1,212,829      100%     $1,050,341     100%
                                      ==========    =====      ==========    =====     ==========     =====     =========     =====


       The company's revenues grew by 24% during the second quarter of 2005 over the same period in 2004. The strengthening of non-U.S. currencies relative to the dollar caused an increase in reported revenues as did acquisitions, net of divestitures. Aside from currency translation and the effect of acquisitions, net of divestitures, revenues increased $35.3 million or 7%, as a result of increased demand in each of the company's principal businesses and, to a lesser extent, increased prices.

       The company's strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2005 (Note
2) and 2004. The principal acquisitions included the Kendro Laboratory Products division of SPX Corporation, a provider of a wide range of laboratory equipment for sample preparation, processing and storage, which was acquired in May 2005; Rupprecht and Patashnick Co., Inc. (R&P), a provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets, which was acquired in April 2005; Niton LLC, a provider of portable X-ray analyzers to the metals, petrochemical and environmental markets, which was acquired in March 2005; InnaPhase Corporation, a supplier of laboratory information management systems for the pharmaceutical and biotechnology markets, which was acquired in September 2004; and US Counseling Services, Inc. (USCS), a supplier of equipment asset management services to the pharmaceutical, healthcare and related industries, which was acquired in April 2004.

       In the second quarter of 2005, the company's operating income and operating income margin decreased to $53.2 million and 8.1%, respectively, from $59.0 million and 11.2%, respectively, in 2004. (Operating income margin is operating income divided by revenues.) The decrease resulted primarily from $13.5 million of higher amortization expense associated with acquisition-related intangible assets and $11.1 million of higher charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition. The effect of these items was offset in part by higher profitability from increased revenues.

<

>

                           THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity (continued)

       Income from continuing operations increased to $56.8 million in the second quarter of 2005 from $50.6 million in the second quarter of 2004, primarily due to gains on the sale of investments, offset in part by the lower operating income discussed above.

       During the first six months of 2005, the company's cash flow from operations totaled $89.0 million, compared with $105.1 million in the first six months of 2004. The decrease resulted primarily from a $40.5 million investment in working capital in 2005, principally a reduction in other current liabilities and an increase in inventories, compared with a $21.6 million investment in working capital in the first six months of 2004.

       As of July 2, 2005, the company's outstanding debt totaled $701.2 million, of which 65% is due in 2007 and thereafter. The company believes that its existing cash and short-term investments, future cash flow from operations, and available borrowings of up to $250 million under its existing 5-year revolving credit agreement will be sufficient to meet its capital requirements for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

       The company's discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, the company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, income taxes, pension costs, contingencies and litigation, restructuring and sale of businesses. The company bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company had no changes in its critical accounting policies from those described in its Form 10-Q for the quarter ended April 2, 2005.

Results of Operations

Second Quarter 2005 Compared With Second Quarter 2004
-----------------------------------------------------

Continuing Operations

       Sales in the second quarter of 2005 were $653.6 million, an increase of $128.3 million from the second quarter of 2004. Sales increased $83.7 million due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $9.3 million in 2005. Aside from currency translation and the effect of acquisitions, net of divestitures, revenues increased $35.3 million, or 7%, due primarily to a broad-based increase in demand in each of the company's principal businesses and, to a lesser extent, increased prices. Sales were particularly strong in Asia while European markets also rebounded from flat performance in recent periods.

<

>

                           THERMO ELECTRON CORPORATION

Second Quarter 2005 Compared With Second Quarter 2004 (continued)
-----------------------------------------------------


Operating Income Margin
                                                                                                              Three Months Ended
                                                                                                            ----------------------
                                                                                                            July 2,        July 3,
                                                                                                               2005           2004
----------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                                                  10.1%          14.4%
Measurement and Control                                                                                        7.3%           8.0%

Consolidated                                                                                                   8.1%          11.2%


       Operating income was $53.2 million in the second quarter of 2005, compared with $59.0 million in the second quarter of 2004. Operating income margin decreased to 8.1% in 2005 from 11.2% in 2004. Operating income decreased primarily due to $13.5 million of higher amortization expense for acquisition-related intangible assets and $11.1 million of higher charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition. Following the acquisitions completed in the second quarter of 2005, the company expects amortization of acquisition-related intangible assets will total approximately $25 million per quarter in the third quarter of 2005 and thereafter.

       Restructuring actions were initiated in 2003 and, to a lesser extent, in 2004 and 2005 in a number of business units to reduce costs and redundancies in response to a downturn in markets served by the company and in connection with the company's overall reorganization, principally through headcount reductions and consolidation of facilities. The company expects to incur an additional $0.5 million of restructuring costs, primarily in 2005, for charges associated with these actions that cannot be recorded until incurred. The company is evaluating potential restructuring actions that may be undertaken at Kendro or within existing businesses with which Kendro is being integrated. Such actions may include rationalizing product lines, consolidation of facilities and reductions in staffing levels. The actions at acquired facilities will be recorded as a cost of the acquisition through an increase to goodwill. The actions at existing facilities will be charged to expense. The company has not finalized its plans for integrating Kendro with its existing business but expects that charges to expense will total $10-$20 million.


Life and Laboratory Sciences
                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                              July 2,        July 3,
(Dollars in thousands)                                                                           2005           2004     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $487,462       $369,823      31.8%
Operating Income Margin                                                                         10.1%          14.4%      (4.3)

       Sales in the Life and Laboratory Sciences segment increased $117.6 million, or 32%, to $487.5 million in the second quarter of 2005. Sales increased $83.4 million due to the acquisitions of Kendro in May 2005, Niton in March 2005, InnaPhase in September 2004 and USCS in April 2004, net of a product line divestiture. The favorable effects of currency translation resulted in an increase in revenues of $6.9 million in 2005. Excluding the changes in revenues resulting from currency translation, acquisitions and a divestiture, revenues increased $27.4 million, or 8%, due to a broad-based increase in demand from life science and industrial customers. The increase in revenues was, to a lesser extent, due to price increases.

<

>

                           THERMO ELECTRON CORPORATION

Second Quarter 2005 Compared With Second Quarter 2004 (continued)
-----------------------------------------------------

       Operating income margin was 10.1% in the second quarter of 2005 and 14.4% in the second quarter of 2004. The decrease in operating income margin was due in part to an increase in amortization expense of acquisition-related intangible assets of $12.8 million. Operating income margin was also affected by restructuring and other costs, net, of $11.1 million in 2005 and restructuring and other income, net, of $0.5 million in 2004. The costs in 2005 were principally charges to cost of revenues for the sale of inventories revalued at the date of acquisition.

       In the second quarter of 2005, the segment recorded restructuring and other costs, net, of $11.1 million, primarily the charges to cost of revenues described above. In addition, $1.0 million of cash costs for severance and abandoned facility costs for businesses that have been consolidated were offset by a gain of $1.3 million from the sale of real estate (Note 11). In 2004, the segment recorded restructuring and other income, net, of $0.5 million, including a gain of $2.6 million on the sale of a product line. This gain was offset in part by $1.8 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses being consolidated and charges to costs of revenues of $0.3 million, primarily for accelerated depreciation on manufacturing equipment that was abandoned as a result of site consolidations.

Measurement and Control
                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                              July 2,        July 3,
(Dollars in thousands)                                                                           2005           2004     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $166,159       $155,486       6.9%
Operating Income Margin                                                                          7.3%           8.0%      (0.7)


       Sales in the Measurement and Control segment increased $10.7 million, or 7%, to $166.2 million in the second quarter of 2005. The favorable effects of currency translation resulted in an increase in revenues of $2.4 million in 2005. Sales increased $0.4 million due to acquisitions, net of a divestiture. In addition to the changes in revenue resulting from currency translation, acquisitions and a divestiture, revenues increased $7.9 million, or 5%. The increase was primarily the result of higher demand from industrial customers, particularly in Asia, and customers purchasing instruments for use in environmental and security applications.

       Operating income margin decreased to 7.3% in 2005 from 8.0% in 2004. The decrease in operating income margin resulted primarily from $1.0 million of higher restructuring and other costs and $0.7 million of higher amortization expense associated with acquisition-related intangible assets.

       In the second quarter of 2005, the segment recorded restructuring and other costs, net, of $2.4 million, including $2.2 million of cash costs, principally for previously abandoned facilities at businesses being consolidated (Note 11) and $0.2 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition. In 2004, the segment recorded restructuring and other costs, net, of $1.4 million, including cash costs of $1.3 million, principally for abandoned facilities, severance and relocation expenses at businesses that were consolidated. In addition, the segment recorded charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition.

Other Income, Net
-----------------

       The company reported other income, net, of $25.5 million and $10.7 million in the second quarter of 2005 and 2004, respectively (Note 4). Other income, net, includes interest income, interest expense, gain on investments, net, and other items, net. Interest income increased to $2.6 million in 2005 from $1.7 million in 2004, primarily due to higher invested cash balances following the sale of Spectra-Physics in July 2004 and, to a lesser extent,


<

>

                           THERMO ELECTRON CORPORATION

Second Quarter 2005 Compared With Second Quarter 2004 (continued)
-----------------------------------------------------

increased market interest rates, offset in part by cash used to fund acquisitions. Interest expense increased to $7.3 million in 2005 from $2.7 million in 2004 as a result of debt used to partially fund the acquisition of Kendro and, to a lesser extent, higher rates associated with the company's variable rate debt.

       During the second quarter of 2005 and 2004, the company had gains on investments, net, of $29.8 million and $10.8 million, respectively. The gains included $28.9 million and $8.0 million in 2005 and 2004, respectively, from the sale of shares of Thoratec Corporation and a loss of $1.3 million in 2005 on the sale of shares of Newport Corporation. Following these sales, the company no longer owned shares of Thoratec or Newport.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 27.9% and 27.4% in the second quarter of 2005 and 2004, respectively. The increase in the effective tax rate resulted primarily from higher projected income in higher-tax jurisdictions following the acquisition of Kendro.

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

       On July 20, 2005, the United Kingdom enacted legislation, retroactive to March 15, 2005, that eliminates a tax benefit associated with certain debt arrangements among subsidiaries where the debt arrangements lack business purpose. Although the company believes that its existing U.K. finance structure has business purpose, in the event that U.K. Inland Revenue were to determine that the debt arrangements among the subsidiaries lack business purpose, the company's effective tax rate would increase. The benefit from the company's U.K. finance structure that is potentially affected by this law change is reducing the company's estimated 2005 effective tax rate by 2.6 percentage points.

Contingent Liabilities
----------------------

       At July 2, 2005, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in either of the matters described in the first two paragraphs of Note 12 could materially affect the company's financial position as well as its results of operations and cash flows.

Discontinued Operations

       In the second quarter of 2005, the company settled litigation and received proceeds from an arbitration award related to divested businesses. In addition, the company recorded an increase in the net realizable value of a building held for sale after entering an agreement to sell the facility. As a result of these transactions, the company recorded an after-tax gain on the disposal of discontinued operations of $3.5 million.

       In the second quarter of 2004, the company's discontinued operations (Spectra-Physics) had revenues of $55.4 million and net income of $40.5 million, including a tax benefit of $36.9 million. The company sold Spectra-Physics in July 2004.

First Six Months 2005 Compared With First Six Months 2004
---------------------------------------------------------

Continuing Operations

       Sales in the first six months of 2005 were $1,212.8 million, an increase of $162.5 million from the first six months of 2004. Sales increased $108.5 million due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $20.8 million in 2005. Aside from currency translation and the effect of acquisitions, net of divestitures, revenues increased $33.2 million, or 3%. A broad-based increase occurred in second quarter demand after flat performance in the first quarter.


<

>

                           THERMO ELECTRON CORPORATION

First Six Months 2005 Compared With First Six Months 2004 (continued)
---------------------------------------------------------


Operating Income Margin
                                                                                                              Six Months Ended
                                                                                                            ---------------------
                                                                                                            July 2,       July 3,
                                                                                                               2005          2004
---------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                                                  11.5%         13.6%
Measurement and Control                                                                                        9.2%          8.4%

Consolidated                                                                                                   9.3%         10.6%


       Operating income was $112.9 million in the first six months of 2005, compared with $111.8 million in the first six months of 2004. Operating income increased due to higher sales including revenues from acquisitions, substantially offset by the items discussed below. Operating income margin decreased to 9.3% in 2005 from 10.6% in 2004. Operating income margin decreased primarily due to $17.1 million of higher amortization expense for acquisition-related intangible assets and $8.7 million of higher charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition.


Life and Laboratory Sciences
                                                                                                       Six Months Ended
                                                                                              ----------------------------------
                                                                                               July 2,        July 3,
(Dollars in thousands)                                                                            2005           2004     Change
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                      $880,767       $735,289      19.8%
Operating Income Margin                                                                          11.5%          13.6%      (2.1)

       Sales in the Life and Laboratory Sciences segment increased $145.5 million, or 20%, to $880.8 million in the first six months of 2005. Sales increased $108.7 million due to the acquisitions of Kendro in May 2005, Niton in March 2005, InnaPhase in September 2004 and USCS in April 2004, net of a product line divestiture. The favorable effects of currency translation resulted in an increase in revenues of $15.5 million in 2005. Excluding the changes in revenues resulting from currency translation, acquisitions and a divestiture, revenues increased $21.3 million, or 3%, due to broad-based higher demand from life science and industrial customers in the second quarter of 2005, following flat demand in the first quarter of 2005.

       Operating income margin was 11.5% in the first six months of 2005 and 13.6% in the first six months of 2004. Operating income margin decreased due to $16.3 million of higher amortization expense associated with acquisition-related intangible assets. Operating income margin was also affected by restructuring and other costs, net, of $9.3 million in 2005 and $3.3 million in 2004, as discussed below. These decreases were offset in part by higher profitability due to increased revenues.

       In 2005, the segment recorded restructuring and other costs, net, of $9.3 million. The segment had $8.6 million of higher charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition. The segment incurred $1.9 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated.
These costs were offset by $3.9 million of net gains on the sale of four abandoned buildings (Note 11). In 2004, the segment recorded restructuring and other costs, net, of $3.3 million, including charges to cost of revenues of $2.6 million, primarily for the sale of inventories revalued at the date of acquisition, and $2.9 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses being consolidated. In addition, the segment recorded a gain of $2.6 million on the sale of a product line and a loss of $0.4 million from the sale of two abandoned buildings.


<

>

                           THERMO ELECTRON CORPORATION

First Six Months 2005 Compared With First Six Months 2004 (continued)
---------------------------------------------------------

Measurement and Control
                                                                                                       Six Months Ended
                                                                                              ----------------------------------
                                                                                               July 2,        July 3,
(Dollars in thousands)                                                                            2005           2004     Change
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                      $332,062       $315,052       5.4%
Operating Income Margin                                                                           9.2%           8.4%       0.8


       Sales in the Measurement and Control segment increased $17.0 million, or 5%, to $332.1 million in the first six months of 2005. The favorable effects of currency translation resulted in an increase in revenues of $5.3 million in 2005. Sales decreased $0.2 million due to a divestiture, net of acquisitions. In addition to the changes in revenue resulting from currency translation, a divestiture and acquisitions, revenues increased $11.9 million, or 4%. The increase was primarily the result of higher demand from industrial customers, particularly in Asia, and customers purchasing instruments for use in environmental and security applications.

       Operating income margin increased to 9.2% in 2005 from 8.4% in 2004. The increase in operating income margin resulted primarily from higher sales volumes, offset in part by $0.8 million of higher amortization expense associated with acquisition-related intangible assets and $0.8 million of higher restructuring and other costs, as discussed below.

       In the first six months of 2005, the segment recorded restructuring and other costs, net, of $3.4 million, including $3.3 million of cash costs, principally for previously abandoned facilities at businesses being consolidated (Note 11). In addition, the segment had $0.2 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and $0.1 million of a gain on the sale of a product line. In 2004, the segment recorded restructuring and other costs, net, of $2.6 million, including cash costs of $2.4 million, principally for abandoned facilities, severance and relocation expenses at businesses that were consolidated. In addition, the segment recorded charges of $0.1 million, primarily for the writedown of equipment at an abandoned facility, and charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition.

Other Income, Net
-----------------

       The company reported other income, net, of $28.8 million and $13.3 million in the first six months of 2005 and 2004, respectively (Note 4). Other income, net, includes interest income, interest expense, gain on investments, net, and other items, net. Interest income increased to $5.9 million in 2005 from $3.6 million in 2004, primarily due to higher invested cash balances following the sale of Spectra-Physics in July 2004 and, to a lesser extent, increased market interest rates, offset in part by cash used to fund acquisitions. Interest expense increased to $10.4 million in 2005 from $5.4 million in 2004 as a result of debt used to partially fund the Kendro acquisition and, to a lesser extent, higher rates associated with the company's variable rate debt.

       During the first six months of 2005 and 2004, the company had gains on investments, net, of $32.1 million and $13.5 million, respectively. The gains included $28.9 million and $9.6 million in 2005 and 2004 from the sale of shares of Thoratec and a loss of $1.3 million in 2005 from the sale of shares of Newport.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 27.8% and 27.9% in the first six months of 2005 and 2004, respectively.

<

>

                           THERMO ELECTRON CORPORATION

First Six Months 2005 Compared With First Six Months 2004 (continued)
---------------------------------------------------------

Discontinued Operations

       In the first six months of 2005, the company recorded after-tax gains of $6.7 million from the disposal of discontinued operations. The gains arose from the settlement of litigation, an increase in the net realizable value of an abandoned facility for which a sale agreement was reached and additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments.

       In the first six months of 2004, the company's discontinued operations (Spectra-Physics) had revenues of $112.4 million and net income of $44.0 million, including a tax benefit of $35.8 million. The company sold Spectra-Physics in July 2004.

Liquidity and Capital Resources

First Six Months 2005
---------------------

       Consolidated working capital was $450.1 million at July 2, 2005, compared with $890.9 million at December 31, 2004. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $170.8 million at July 2, 2005, compared with $512.3 million at December 31, 2004. The decrease results primarily from use of cash, cash equivalents, short-term available-for-sale investments and short-term debt to partially fund the Kendro acquisition.

       Cash provided by operating activities was $89.0 million during the first six months of 2005, including $90.6 million provided by continuing operations and $1.6 million used by discontinued operations. The company used cash of $15.2 million to increase inventories, particularly mass spectrometry and spectroscopy instruments, for new product introductions and expansion of operations in China. A reduction in other current liabilities used $22.2 million of cash in the first six months of 2005, including approximately half for annual incentive compensation that was paid in the first quarter. The company contributed $10.9 million of funding to a U.K. pension plan in June 2005 (Note 8). Payments for restructuring actions of the company's continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $9.3 million in the first six months of 2005.

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $11.4 million for restructuring costs at July 2, 2005. The company expects to pay approximately $2.9 million of this amount for severance primarily through 2005. The balance of $8.5 million will be paid for lease obligations over the remaining terms of the leases, with approximately 70% to be paid through 2006 and the remainder through 2012. In addition, at July 2, 2005, the company had accrued $5.0 million for acquisition expenses. Accrued acquisition expenses included $1.6 million of severance and relocation obligations, which the company expects to pay primarily through 2005. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During the first six months of 2005, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included acquisitions and the purchase and sale of property, plant and equipment. The company expended $914.9 million, net of cash acquired, for the acquisitions of Niton, R&P and Kendro (Note 2). The company expended $16.4 million for purchases of property, plant and equipment and had proceeds from the sale of property, principally abandoned real estate, of $9.5 million.

       The company's financing activities provided $473.2 million of cash during the first six months of 2005, principally issuance of $250 million senior notes due in 2015 and a net increase in short-term borrowings of $219.2 million.

<

>

                           THERMO ELECTRON CORPORATION

First Six Months 2005 (continued)
---------------------

       The company repaid in full $570 million of borrowings under its bridge loan with cash and proceeds of new debt issuances described below. On May 27, 2005, the company issued $250 million aggregate principal amount of 5% senior notes (the Notes) due 2015, with an effective interest rate after including the impact of an interest swap arrangement of 5.27%. Under the Notes' Indenture, the company is subject to certain affirmative and negative covenants. The Notes carry registration rights and provisions that could result in an increase in the interest rate of up to 50 basis points in the event of delays in the registration of the Notes under the Securities Act of 1933.

       Also on May 27, 2005, the company entered into an arrangement that provides the company an uncommitted line of credit of up to $250 million through a series of short-term money market loans funded on an ongoing basis in the secondary market. Such money market loans have maturity periods of overnight to 364 days and bear varying rates of interest based on the maturity date and market rate at the time of issuance. On May 27, 2005, the company borrowed $250 million through three short-term loans under the money market arrangement with maturities of one week to three months. As of July 2, 2005, the company had outstanding borrowings under this arrangement aggregating $215 million at an average interest rate of 3.45%.

       On June 30, 2005, the company entered into a five-year revolving credit facility with a bank group that provides up to 175 million euros. The facility carries interest at a Euribor rate plus 35 basis points. Under the facility, borrowings of one to six months duration may be drawn. The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-capital ratios. No borrowings were outstanding under the facility on July 2, 2005, however, on July 6, 2005, the company borrowed 150 million euros ($179 million) in three tranches with maturities of one to six months and with an initial interest rate of 2.45%. A portion of the proceeds was used to repay $135 million of the short-term money market loans outstanding at July 2, 2005.

       The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2005, such expenditures will approximate $48 - $52 million and its contractual obligations and other commercial commitments did not change materially between December 31, 2004 and July 2, 2005.

       The company believes that its existing cash and short-term investments; future cash flow from operations; and available borrowings of up to $250 million under its existing 5-year revolving credit agreement will be sufficient to meet its capital requirements for the foreseeable future, including at least the next 24 months.

First Six Months 2004
---------------------

       Cash provided by operating activities was $105.1 million during the first six months of 2004, including $95.2 million provided by continuing operations and $9.9 million provided by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $9.4 million in the first six months of 2004. Inventories increased $25.7 million, due in part to increased production of mass spectrometry and spectroscopy instruments in response to higher demand for these products. Cash provided by discontinued operations of $9.9 million principally represents the positive cash flow of Spectra-Physics, offset in part by payment of liabilities from businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

<

>

                           THERMO ELECTRON CORPORATION

First Six Months 2004 (continued)
---------------------

       During the first six months of 2004, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included the acquisition of USCS for $75.7 million, net of cash acquired, and the purchase of property, plant and equipment. The company's continuing operations expended $22.1 million for purchases of property, plant and equipment and had proceeds from the sale of property of $3.4 million.

       The company's financing activities used $49.7 million of cash during the first six months of 2004, principally for continuing operations. During the first quarter of 2004, the company's continuing operations received net proceeds of $40.9 million from the exercise of employee stock options. In addition, the company expended $82.0 million to repurchase 3.1 million shares of the company's common stock and $8.1 million to reduce short-term notes payable.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The company is exposed to market risk from changes in interest rates, currency exchange rates and equity prices, which could affect its results of operations and financial condition.

       The company increased its LIBOR-based borrowings following the Kendro acquisition (Note 9). A 100-basis-point increase in 90-day LIBOR at July 2, 2005, would increase the company's annual pre-tax interest expense by $3 million.

       During the second quarter of 2005, the company sold substantially all of its available-for-sale equity investments (Note 4). A 10% decrease in July 2, 2005 market equity prices would result in an immaterial impact on the net fair value of the company's remaining price sensitive equity financial instruments.

       Except as described above, the company's exposure to market risk from interest rates and currency exchange rates has not changed materially from its exposure at year-end 2004.

Item 4 - Controls and Procedures
--------------------------------

       The company's management, with the participation of the company's chief executive officer and chief financial officer, evaluated the effectiveness of the company's disclosure controls and procedures as of July 2, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company's disclosure controls and procedures as of July 2, 2005, the company's chief executive officer and chief financial officer concluded that, as of such date, the company's disclosure controls and procedures were effective at the reasonable assurance level.

       There have been no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended July 2, 2005, that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting. The company acquired Kendro on May 9, 2005 and is in the process of evaluating Kendro's internal control over financial reporting and will make changes where appropriate.

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

       Development of our products requires significant investment; our products and technologies could become uncompetitive or obsolete. Our customers use many of our products to develop, test and manufacture their own products. As a result, we must anticipate industry trends and develop products in advance of the commercialization of our customers' products. If we fail to adequately predict our customers' needs and future activities, we may invest heavily in research and development of products and services that do not lead to significant revenue.

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

       Demand for most of our products depends on capital spending policies of our customers and on government funding policies. Our customers include pharmaceutical and chemical companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions. Many factors, including public policy spending priorities, available resources and product and economic cycles, have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products. For example, in the first quarter of 2005, we experienced a slow down in demand from the pharmaceutical market.

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

       We have retained contingent liabilities from businesses that we have sold. From 1997 through 2004, we divested over 60 businesses with aggregate annual revenues in excess of $2 billion. As part of these transactions, we retained responsibility for some of the contingent liabilities related to these businesses, such as lawsuits, product liability and environmental claims and potential claims by buyers that representations and warranties we made about the businesses were inaccurate. The resolution of these contingencies has not had a material adverse effect on our results of operations or financial condition; however, we can not be certain that this favorable pattern will continue.

       Our results could be impacted if we are unable to realize potential future benefits from new productivity initiatives. In addition to the real estate consolidations and cost-saving initiatives that we have pursued over the past three years, we are instituting practical process improvement, or PPI, programs at our locations to further enhance our productivity, efficiency and customer satisfaction. While we anticipate continued benefits from these PPI initiatives as well as our continuing sourcing activities, future benefits are expected to be fewer and smaller in size and may be more difficult to achieve.

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

       Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. Further, we may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business. For example, we will need to integrate the Kendro business that we recently acquired in order to realize its anticipated cost savings and synergies.

       Moreover, we previously acquired several companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.95 billion as of July 2, 2005. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

<

>

                           THERMO ELECTRON CORPORATION

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       At the company's Annual Meeting of Stockholders held on May 17, 2005, the stockholders elected a class of two incumbent directors, John L. LaMattina and Michael E. Porter, to a three-year term expiring at the 2008 Annual Meeting of Stockholders. In addition, the stockholders ratified the selection by the Audit Committee of the company's Board of Directors of PricewaterhouseCoopers LLP as the company's independent auditors for the fiscal year ending. December 31, 2005. The stockholders also approved the company's 2005 stock incentive plan. A stockholder proposal regarding the vote standard for director elections, as described in the company's definitive proxy statement for the company's 2005 Annual Meeting of Stockholders, was not approved by the stockholders. The results of the votes for each of these proposals were as follows:

Proposal 1 - Election of two directors, constituting the class of directors to be elected for a three-year term expiring in 2008:


Nominee                                                                                                For               Withheld
-----------------                                                                              -----------             ----------

John L. LaMattina                                                                              134,159,241              4,763,681
Michael E. Porter                                                                               83,777,666             55,145,256

No abstentions or broker non-votes were recorded on the proposal.


Proposal 2 - Ratification of selection by the Audit Committee of the company's Board of Directors of PricewaterhouseCoopers LLP as the company's independent auditors for the fiscal year ending December 31, 2005:


                                                                                For                Against              Abstained
                                                                        -----------             ----------              ---------

                                                                        137,450,272                512,228                960,422

No broker non-votes were recorded on the proposal.

Proposal 3 - Approval of the company's 2005 stock incentive plan:

                                                                                For                Against              Abstained
                                                                        -----------             ----------              ---------

                                                                        108,225,197             12,890,958              1,110,445

16,696,322 broker non-votes were recorded on the proposal.

Proposal 4 - Stockholder proposal regarding the vote standard for director elections:

                                                                                For                Against              Abstained
                                                                        -----------             ----------              ---------

                                                                         53,215,336             67,360,542              1,650,721

16,696,323 broker non-votes were recorded on the proposal.


<

>

                           THERMO ELECTRON CORPORATION

Item 6 - Exhibits
-----------------


Exhibit
Number            Description of Exhibit
-------           ----------------------

    2.1 Amendment to Purchase Agreement among the Company, the indirect, wholly owned subsidiaries of the Company named therein, SPX Corporation, and the direct and indirect, wholly owned subsidiaries of SPX Corporation named therein, dated May
                  6, 2005 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed May 12, 2005 [File No. 1-8002] and incorporated herein by reference).

   10.1 Credit Agreement among the Company, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative
                  Agent, Barclays Bank PLC, as Syndication Agent, and ABN AMRO
                  Bank, N.V., as Documentation Agent, dated May 9, 2005 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 12, 2005 [File 1-8002] and incorporated herein by reference).

   10.2           2005 Stock Incentive Plan, as amended.

   10.3 Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Company's 2005 Stock Incentive Plan to officers and directors
                  (filed as Exhibit 99.1 to the Company's Current Report on Form
                  8-K filed May 23, 2005 [File No. 1-8002] and incorporated herein by reference).

   10.4 Indenture, dated as of May 27, 2005, between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 99.1 to the
                  Company's Current Report on Form 8-K filed June 3, 2005 [File
                  No. 1-8002] and incorporated herein by reference).

   10.5 Registration Rights Agreement, dated as of May 27, 2005, among the Company and J.P. Morgan Securities Inc., Barclays Capital
                  Inc., ABN AMRO Incorporated, Banc of America Securities LLC,
                  KeyBanc Capital Markets, a Division of McDonald Investments
                  Inc., and Mitsubishi Securities International plc (filed as
                  Exhibit 99.2 to the Company's Current Report on Form 8-K filed
                  June 3, 2005 [Filed No. 1-8002] and incorporated herein by reference).

   10.6+          Credit Agreement among the Company, Thermo Luxembourg Holding
                  S.a.r.l., Thermo Finance Company B.V., the several banks and other financial institutions or entities from time to time parties thereto, ABN AMRO Bank, N.V., as Administrative Agent,
                  Sole Bookrunner and a Lead Arranger, Barclays Bank PLC, as co-Documentation Agent, JPMorgan Chase Bank, N.A., as co-Documentation Agent, and Bank of Tokyo-Mitsubishi Trust
                  Company, as Syndication Agent, dated June 30, 2005.

   10.7 Form of Fixed Rate Promissory Note (Multiple Loans) for use in connection with money market loans to the Company by JPMorgan
                  Chase Bank, N.A.

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

<

>

                           THERMO ELECTRON CORPORATION

Item 6 - Exhibits (continued)
-----------------

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

----------------------------
*Certification is not deemed "filed" for purposes of Section 18 of the Exchange
 Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the
 Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.


<

>

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of August 2005.

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

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
--------------------------------------------------------------------------------

    2.1 Amendment to Purchase Agreement among the Company, the indirect, wholly owned subsidiaries of the Company named therein, SPX Corporation, and the direct and indirect, wholly owned subsidiaries of SPX Corporation named therein, dated May
                  6, 2005 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed May 12, 2005 [File No. 1-8002] and incorporated herein by reference).

   10.1 Credit Agreement among the Company, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative
                  Agent, Barclays Bank PLC, as Syndication Agent, and ABN AMRO
                  Bank, N.V., as Documentation Agent, dated May 9, 2005 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 12, 2005 [File 1-8002] and incorporated herein by reference).

   10.2           2005 Stock Incentive Plan, as amended.

   10.3 Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Company's 2005 Stock Incentive Plan to officers and directors
                  (filed as Exhibit 99.1 to the Company's Current Report on Form
                  8-K filed May 23, 2005 [File No. 1-8002] and incorporated herein by reference).

   10.4 Indenture, dated as of May 27, 2005, between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 99.1 to the
                  Company's Current Report on Form 8-K filed June 3, 2005 [File
                  No. 1-8002] and incorporated herein by reference).

   10.5 Registration Rights Agreement, dated as of May 27, 2005, among the Company and J.P. Morgan Securities Inc., Barclays Capital
                  Inc., ABN AMRO Incorporated, Banc of America Securities LLC,
                  KeyBanc Capital Markets, a Division of McDonald Investments
                  Inc., and Mitsubishi Securities International plc (filed as
                  Exhibit 99.2 to the Company's Current Report on Form 8-K filed
                  June 3, 2005 [Filed No. 1-8002] and incorporated herein by reference).

   10.6+          Credit Agreement among the Company, Thermo Luxembourg Holding
                  S.a.r.l., Thermo Finance Company B.V., the several banks and other financial institutions or entities from time to time parties thereto, ABN AMRO Bank, N.V., as Administrative Agent,
                  Sole Bookrunner and a Lead Arranger, Barclays Bank PLC, as co-Documentation Agent, JPMorgan Chase Bank, N.A., as co-Documentation Agent, and Bank of Tokyo-Mitsubishi Trust
                  Company, as Syndication Agent, dated June 30, 2005.

   10.7 Form of Fixed Rate Promissory Note (Multiple Loans) for use in connection with money market loans to the Company by JPMorgan
                  Chase Bank, N.A.

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

----------------------------
*Certification is not deemed "filed" for purposes of Section 18 of the Exchange
 Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the
 Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

<

>