Form 10-Q/A
period 2005-07-02
THERMO ELECTRON CORP
filed 2005-08-29
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              ----------------------------------------------------

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                           THERMO ELECTRON CORPORATION

         The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended July 2, 2005, as originally filed with the SEC on August 4, 2005, for the sole purpose of providing an exhibit (10.2) that was listed on the original Form 10-Q but inadvertently not included as part of the original filing. This Amendment No. 1 on Form 10-Q/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q. Part II is also being amended to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act.

<

>


                           THERMO ELECTRON CORPORATION

Item 6 - Exhibits
-----------------

Exhibit
Number            Description of Exhibit
-------           ----------------------

  2.1# Amendment to Purchase Agreement among the Company, the indirect, wholly owned subsidiaries of the Company named therein, SPX Corporation, and the direct and indirect, wholly owned subsidiaries of SPX Corporation named therein, dated May 6, 2005 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed May 12, 2005 [File No. 1-8002] and incorporated herein by reference).

 10.1# Credit Agreement among the Company, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, dated May 9, 2005 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 12, 2005 [File 1-8002] and incorporated herein by reference).

 10.2             2005 Stock Incentive Plan, as amended.

 10.3# Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Company's 2005 Stock Incentive Plan to officers and directors (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 23, 2005 [File No. 1-8002] and incorporated herein by reference).

 10.4# Indenture, dated as of May 27, 2005, between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 3, 2005 [File No. 1-8002] and incorporated herein by reference).

 10.5# Registration Rights Agreement, dated as of May 27, 2005, among the Company and J.P. Morgan Securities Inc., Barclays Capital Inc., ABN AMRO Incorporated, Banc of America Securities LLC, KeyBanc Capital Markets, a Division of McDonald Investments Inc., and Mitsubishi Securities International plc (filed as
                  Exhibit 99.2 to the Company's Current Report on Form 8-K filed June 3, 2005 [Filed No. 1-8002] and incorporated herein by reference).

 10.6#+ Credit Agreement among the Company, Thermo Luxembourg Holding S.a.r.l., Thermo Finance Company B.V., the several banks and other financial institutions or entities from time to time parties thereto, ABN AMRO Bank, N.V., as Administrative Agent, Sole Bookrunner and a Lead Arranger, Barclays Bank PLC, as co-Documentation Agent, JPMorgan Chase Bank, N.A., as co-Documentation Agent, and Bank of Tokyo-Mitsubishi Trust Company, as Syndication Agent, dated June 30, 2005.

 10.7# Form of Fixed Rate Promissory Note (Multiple Loans) for use in connection with money market loans to the Company by JPMorgan Chase Bank, N.A.

 31.1# Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2# Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

<

>

                           THERMO ELECTRON CORPORATION

Item 6 - Exhibits (continued)
-----------------

Exhibit
Number            Description of Exhibit
-------           ----------------------

 31.3 Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 31.4 Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1# Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.*

 32.2# Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------------

#Previously filed.

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




<

>


                           THERMO ELECTRON CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 29th day of August 2005.

                                   THERMO ELECTRON CORPORATION



                                   /s/ Seth H. Hoogasian
                                   ---------------------------------------------
                                   Seth H. Hoogasian
                                   Vice President, General Counsel and Secretary




<

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
--------------------------------------------------------------------------------

 2.1#             Amendment  to  Purchase  Agreement  among  the  Company,   the
                  indirect, wholly owned subsidiaries of the Company named therein, SPX Corporation, and the direct and indirect, wholly owned subsidiaries of SPX Corporation named therein, dated May 6, 2005 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed May 12, 2005 [File No. 1-8002] and incorporated herein by reference).

 10.1# Credit Agreement among the Company, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, dated May 9, 2005 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 12, 2005 [File 1-8002] and incorporated herein by reference).

 10.2             2005 Stock Incentive Plan, as amended.

 10.3# Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Company's 2005 Stock Incentive Plan to officers and directors (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 23, 2005 [File No. 1-8002] and incorporated herein by reference).

 10.4# Indenture, dated as of May 27, 2005, between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 3, 2005 [File No. 1-8002] and incorporated herein by reference).

 10.5# Registration Rights Agreement, dated as of May 27, 2005, among the Company and J.P. Morgan Securities Inc., Barclays Capital Inc., ABN AMRO Incorporated, Banc of America Securities LLC, KeyBanc Capital Markets, a Division of McDonald Investments Inc., and Mitsubishi Securities International plc (filed as
                  Exhibit 99.2 to the Company's Current Report on Form 8-K filed June 3, 2005 [Filed No. 1-8002] and incorporated herein by reference).

 10.6#+ Credit Agreement among the Company, Thermo Luxembourg Holding S.a.r.l., Thermo Finance Company B.V., the several banks and other financial institutions or entities from time to time parties thereto, ABN AMRO Bank, N.V., as Administrative Agent, Sole Bookrunner and a Lead Arranger, Barclays Bank PLC, as co-Documentation Agent, JPMorgan Chase Bank, N.A., as co-Documentation Agent, and Bank of Tokyo-Mitsubishi Trust Company, as Syndication Agent, dated June 30, 2005.

 10.7# Form of Fixed Rate Promissory Note (Multiple Loans) for use in connection with money market loans to the Company by JPMorgan Chase Bank, N.A.

 31.1# Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2# Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

<

>


                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
--------------------------------------------------------------------------------

 31.3 Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 31.4 Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1# Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.*

 32.2# Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------------

#Previously filed.

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