Form 10-Q
period 2005-10-01
THERMO ELECTRON CORP
filed 2005-11-09
CIK 97745

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 1, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                      Outstanding at October 28, 2005
     -----------------------------          -------------------------------
     Common Stock, $1.00 par value                    162,247,832

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                           THERMO ELECTRON CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                                                     October 1,     December 31,
(In thousands)                                                                                             2005             2004
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $  193,459       $  326,886
 Short-term available-for-sale investments, at quoted market value
    (amortized cost of $8,624 and $164,244)                                                               8,690          185,369
 Accounts receivable, less allowances of $21,114 and $22,844                                            521,381          469,553
 Inventories:
    Raw materials and supplies                                                                          143,806          131,810
    Work in process                                                                                      52,231           40,244
    Finished goods                                                                                      199,522          164,657
 Deferred tax assets                                                                                     55,675           92,929
 Other current assets                                                                                    87,062           58,206
                                                                                                     ----------       ----------

                                                                                                      1,261,826        1,469,654
                                                                                                     ----------       ----------

Property, Plant and Equipment, at Cost                                                                  531,501          499,929
 Less: Accumulated depreciation and amortization                                                        243,289          238,888
                                                                                                     ----------       ----------

                                                                                                        288,212          261,041
                                                                                                     ----------       ----------

Acquisition-related Intangible Assets (Note 2)                                                          476,867          158,577
                                                                                                     ----------       ----------

Other Assets                                                                                            178,543          174,428
                                                                                                     ----------       ----------

Goodwill (Note 2)                                                                                     1,940,397        1,513,025
                                                                                                     ----------       ----------

                                                                                                     $4,145,845       $3,576,725
                                                                                                     ==========       ==========


<

>


                           THERMO ELECTRON CORPORATION

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                      Liabilities and Shareholders' Equity

                                                                                                     October 1,     December 31,
(In thousands except share amounts)                                                                        2005             2004
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations (Note 9)                     $  167,415       $   15,017
 Accounts payable                                                                                       138,900          131,175
 Accrued payroll and employee benefits                                                                   98,006           94,671
 Accrued income taxes                                                                                         -           22,829
 Deferred revenue                                                                                        82,771           77,778
 Other accrued expenses (Notes 2, 10 and 11)                                                            206,862          194,706
 Current liabilities of discontinued operations                                                          36,962           42,552
                                                                                                     ----------       ----------

                                                                                                        730,916          578,728
                                                                                                     ----------       ----------

Deferred Income Taxes                                                                                    74,077           15,213
                                                                                                     ----------       ----------

Other Long-term Liabilities                                                                             107,544           91,164
                                                                                                     ----------       ----------

Long-term Obligations:
 Senior notes (Note 9)                                                                                  383,269          135,232
 Subordinated convertible obligations                                                                    77,234           77,234
 Other                                                                                                   11,593           13,604
                                                                                                     ----------       ----------

                                                                                                        472,096          226,070
                                                                                                     ----------       ----------

Shareholders' Equity:
 Preferred stock, $100 par value, 50,000 shares authorized; none issued
 Common stock, $1 par value, 350,000,000 shares authorized; 181,508,670 and
    179,818,648 shares issued                                                                           181,509          179,819
 Capital in excess of par value                                                                       1,415,037        1,381,448
 Retained earnings                                                                                    1,548,070        1,381,257
 Treasury stock at cost, 19,335,163 and 19,269,245 shares                                              (437,707)        (435,779)
 Deferred compensation                                                                                   (4,570)          (2,561)
 Accumulated other comprehensive items (Notes 6 and 9)                                                   58,873          161,366
                                                                                                     ----------       ----------

                                                                                                      2,761,212        2,665,550
                                                                                                     ----------       ----------

                                                                                                     $4,145,845       $3,576,725
                                                                                                     ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                  -----------------------------
                                                                                                  October 1,         October 2,
(In thousands except per share amounts)                                                                 2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $679,411           $542,315
                                                                                                    --------           --------

Costs and Operating Expenses:
 Cost of revenues (Note 11)                                                                          373,712            291,360
 Selling, general and administrative expenses                                                        194,323            153,425
 Research and development expenses                                                                    38,784             32,874
 Restructuring and other costs, net (Note 11)                                                         10,482              5,035
                                                                                                    --------           --------

                                                                                                     617,301            482,694
                                                                                                    --------           --------

Operating Income                                                                                      62,110             59,621
Other Income (Expense), Net (Note 4)                                                                  (2,751)             2,471
                                                                                                    --------           --------

Income from Continuing Operations Before Provision for Income Taxes                                   59,359             62,092
Provision for Income Taxes                                                                           (18,762)           (19,451)
                                                                                                    --------           --------

Income from Continuing Operations                                                                     40,597             42,641
Loss from Discontinued Operations (includes income tax benefit of
 $541 in 2004)                                                                                             -               (940)
Gain on Disposal of Discontinued Operations (net of income tax provision of $11,456 in 2005; includes income tax benefit of
 $4,322 in 2004; Note 13)                                                                             17,137             64,835
                                                                                                    --------           --------

Net Income                                                                                          $ 57,734           $106,536
                                                                                                    ========           ========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                                              $    .25           $    .26
                                                                                                    ========           ========

 Diluted                                                                                            $    .25           $    .26
                                                                                                    ========           ========

Earnings per Share (Note 5):
 Basic                                                                                              $    .36           $    .66
                                                                                                    ========           ========

 Diluted                                                                                            $    .35           $    .65
                                                                                                    ========           ========

Weighted Average Shares (Note 5):
 Basic                                                                                               161,794            161,514
                                                                                                    ========           ========

 Diluted                                                                                             165,635            165,570
                                                                                                    ========           ========




The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                  -----------------------------
                                                                                                  October 1,         October 2,
(In thousands except per share amounts)                                                                 2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $1,892,240         $1,592,656
                                                                                                  ----------         ----------

Costs and Operating Expenses:
 Cost of revenues (Note 11)                                                                        1,039,852            861,956
 Selling, general and administrative expenses                                                        550,417            450,492
 Research and development expenses                                                                   114,544             99,735
 Restructuring and other costs, net (Note 11)                                                         12,427              9,008
                                                                                                  ----------         ----------

                                                                                                   1,717,240          1,421,191
                                                                                                  ----------         ----------

Operating Income                                                                                     175,000            171,465
Other Income, Net (Note 4)                                                                            26,057             15,740
                                                                                                  ----------         ----------

Income from Continuing Operations Before Provision for Income Taxes                                  201,057            187,205
Provision for Income Taxes                                                                           (58,117)           (54,320)
                                                                                                  ----------         ----------

Income from Continuing Operations                                                                    142,940            132,885
Income from Discontinued Operations (includes income tax benefit of
 $36,321 in 2004)                                                                                          -             43,018
Gain on Disposal of Discontinued Operations (net of income tax provision of $15,728 in 2005; includes income tax benefit of
 $4,322 in 2004; Note 13)                                                                             23,873             64,835
                                                                                                  ----------         ----------

Net Income                                                                                        $  166,813         $  240,738
                                                                                                  ==========         ==========

Earnings per Share from Continuing Operations (Note 5):
 Basic                                                                                            $      .89         $      .81
                                                                                                  ==========         ==========

 Diluted                                                                                          $      .87         $      .79
                                                                                                  ==========         ==========

Earnings per Share (Note 5):
 Basic                                                                                            $     1.03         $     1.47
                                                                                                  ==========         ==========

 Diluted                                                                                          $     1.02         $     1.43
                                                                                                  ==========         ==========

Weighted Average Shares (Note 5):
 Basic                                                                                               161,335            164,097
                                                                                                  ==========         ==========

 Diluted                                                                                             165,008            168,696
                                                                                                  ==========         ==========



The accompanying notes are an integral part of these consolidated financial statements.


<

>

                           THERMO ELECTRON CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                  -----------------------------
                                                                                                  October 1,         October 2,
(In thousands)                                                                                          2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                       $  166,813         $  240,738
 Income from discontinued operations                                                                       -            (43,018)
 Gain on disposal of discontinued operations                                                         (23,873)           (64,835)
                                                                                                  ----------         ----------

 Income from continuing operations                                                                   142,940            132,885

 Adjustments to reconcile income from continuing operations
    to net cash provided by operating activities:
      Depreciation and amortization                                                                   85,344             47,393
      Noncash restructuring and other costs, net (Note 11)                                             1,723                700
      Provision for losses on accounts receivable                                                      1,451              2,518
      Change in deferred income taxes                                                                 (3,197)             6,753
      Gain on investments, net (Note 4)                                                              (34,761)           (15,353)
      Equity in earnings of unconsolidated subsidiaries                                                 (122)              (924)
      Other noncash expenses, net                                                                     16,850              7,945
      Changes in current accounts, excluding the effects of
        acquisitions and dispositions:
          Accounts receivable                                                                        (10,218)            (4,698)
          Inventories                                                                                (15,495)           (32,285)
          Other current assets                                                                       (13,637)           (13,726)
          Accounts payable                                                                            (8,347)             9,110
          Other current liabilities                                                                  (16,020)            20,568
                                                                                                  ----------         ----------

            Net cash provided by continuing operations                                               146,511            160,886
            Net cash provided by (used in) discontinued operations                                    (1,647)            14,811
                                                                                                  ----------         ----------

            Net cash provided by operating activities                                                144,864            175,697
                                                                                                  ----------         ----------

Investing Activities:
 Acquisitions, net of cash acquired                                                                 (939,436)          (144,086)
 Proceeds from sale of available-for-sale investments                                                352,029            571,498
 Purchases of available-for-sale investments                                                        (148,500)          (514,795)
 Proceeds from maturities of available-for-sale investments                                              297             18,760
 Purchases of property, plant and equipment                                                          (27,125)           (32,648)
 Proceeds from sale of property, plant and equipment                                                  10,026              4,037
 Proceeds from sale of business                                                                        5,661                  -
 Proceeds from sale of other investments                                                               2,113                179
 Increase in other assets                                                                             (1,977)            (1,977)
 Other                                                                                                   (97)              (463)
                                                                                                  ----------         ----------

            Net cash used in continuing operations                                                  (747,009)           (99,495)
            Net cash provided by discontinued operations                                              65,042            196,956
                                                                                                  ----------         ----------

            Net cash provided by (used in) investing activities                                   $ (681,967)        $   97,461
                                                                                                  ----------         ----------


<

>

                           THERMO ELECTRON CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                  -----------------------------
                                                                                                  October 1,         October 2,
(In thousands)                                                                                          2005               2004
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Net proceeds from issuance of long-term debt                                                     $  246,965         $        -
 Borrowings under short-term bridge financing agreement                                              570,000                  -
 Repayment of bridge financing agreement                                                            (570,000)                 -
 Increase (decrease) in short-term notes payable                                                     155,741            (12,897)
 Purchases of company common stock                                                                         -           (231,530)
 Net proceeds from issuance of company common stock                                                   21,739             47,155
 Other                                                                                                (2,320)            (1,199)
                                                                                                  ----------         ----------

            Net cash provided by (used in) continuing operations                                     422,125           (198,471)
            Net cash provided by discontinued operations                                                   -                445
                                                                                                  ----------         ----------

            Net cash provided by (used in) financing activities                                      422,125           (198,026)
                                                                                                  ----------         ----------

Exchange Rate Effect on Cash of Continuing Operations                                                (18,449)                82
Exchange Rate Effect on Cash of Discontinued Operations                                                    -               (847)
                                                                                                  ----------         ----------

Increase (Decrease) in Cash and Cash Equivalents                                                    (133,427)            74,367
Cash and Cash Equivalents at Beginning of Period                                                     326,886            195,773
                                                                                                  ----------         ----------

Cash and Cash Equivalents at End of Period                                                        $  193,459         $  270,140
                                                                                                  ==========         ==========

Noncash Investing Activities:
 Fair value of assets of acquired businesses                                                      $1,103,872         $  201,799
 Cash paid for acquired businesses                                                                  (946,935)          (148,866)
                                                                                                  ----------         ----------

    Liabilities assumed of acquired businesses                                                    $  156,937         $   52,933
                                                                                                  ==========         ==========




The accompanying notes are an integral part of these consolidated financial statements.


<

>


                           THERMO ELECTRON CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     General

       The interim consolidated financial statements presented herein have been prepared by Thermo Electron Corporation (the company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 1, 2005, the results of operations for the three- and nine-month periods ended October 1, 2005, and October 2, 2004, and the cash flows for the nine-month periods ended October 1, 2005, and October 2, 2004. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

       In connection with the preparation of its 2004 Form 10-K, the company determined that it was appropriate to revise the classification of its investments in auction rate securities as short-term available-for-sale investments. Previously, such investments were classified as cash and cash equivalents. As a result of this revision, the company's investing activities in the first nine months of 2004 provided cash of $97.5 million instead of $56.0 million as previously reported. This change in classification does not affect previously reported cash flows from operations or from financing activities. Auction rate securities are debt instruments with interest rates that generally reset every 7 to 28 days. Despite the long-term nature of their stated contractual maturities, the company has the ability to quickly liquidate investments in auction rate securities.

2.     Acquisitions

       On August 10, 2005, the company's Life and Laboratory Sciences segment acquired Ionalytics Corporation, a Canada-based provider of a dynamic ion-filtering device used with mass spectrometers in bioanalysis, proteomics and drug discovery for $24.4 million, net of cash acquired. The acquisition of Ionalytics enabled the segment to broaden its mass spectrometry product offerings. Ionalytics did not have material revenues in 2004 as its focus was on commercially introducing its principal product to market. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $6.2 million was allocated to goodwill, all of which is tax deductible.

       On May 9, 2005, the company's Life and Laboratory Sciences segment acquired the Kendro Laboratory Products division of SPX Corporation for $843.3 million, net of cash acquired, including transaction costs and subject to a post-closing adjustment. Kendro designs, manufactures, markets and services, on a global basis, a wide range of laboratory equipment for sample preparation, processing and storage, used primarily in life sciences and drug discovery laboratories as well as clinical laboratories. The acquisition of Kendro broadened the segment's product offerings and access to customers. Kendro's revenues were $371 million in 2004. The purchase price exceeded the fair value of the acquired assets and, accordingly, $444.2 million was allocated to goodwill, approximately $185 million of which is expected to be tax deductible.

       The company obtained short-term bridge financing, which permitted it to borrow $570 million to partially fund the purchase price of Kendro. The company used existing cash balances to fund the remainder of the purchase price. Subsequently, the company used a combination of short- and long-term debt instruments to refinance the bridge loan (Note 9).

<

>

                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       On April 26, 2005, the company's Measurement and Control segment completed the acquisition of Rupprecht and Patashnick Co., Inc. (R&P), a New York-based provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets for $30.7 million in cash, net of cash acquired. The acquisition of R&P enabled the segment to broaden its air monitoring product offerings. R&P's revenues totaled $17 million in 2004. The agreement calls for additional consideration of up to $3 million through 2007 based on achieving targeted sales levels and payment of 7% of specified product sales thereafter through 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $15.5 million was allocated to goodwill, none of which is tax deductible.

       On March 29, 2005, the Life and Laboratory Sciences segment acquired Niton LLC, a Massachusetts-based provider of portable X-ray analyzers to the metals, petrochemical and environmental markets for $41.0 million in cash, net of cash acquired. Of the total purchase price, $40.0 million was paid on the closing date and the balance was paid in June 2005, following determination of the post-closing adjustment. The agreement under which the company acquired Niton calls for additional contingent consideration of up to $2.0 million through 2006 based on post-acquisition results. The acquisition of Niton enabled the segment to expand its X-ray products to include a portable line. Niton's revenues in 2004 totaled $36 million. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $15.2 million was allocated to goodwill, all of which is tax deductible.

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

       Had the acquisition of Kendro been completed as of the beginning of 2004, the company's pro forma results for 2004 and 2005 would have been as follows:


                                                                                   Three
                                                                             Months Ended                Nine Months Ended
                                                                             ------------          -----------------------------
                                                                               October 2,          October 1,         October 2,
(In thousands except per share amounts)                                              2004            2005 (a)               2004
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                       $  633,037          $2,020,559         $1,851,651

Net Income                                                                     $  101,950          $  156,907         $  224,970

Earnings per Share from Continuing Operations:
 Basic                                                                         $      .24          $      .82         $      .71
 Diluted                                                                       $      .23          $      .81         $      .70

Earnings Per Share:
 Basic                                                                         $      .63          $      .97         $     1.37
 Diluted                                                                       $      .62          $      .96         $     1.34

(a) Includes a $12.4 million pre-tax charge to cost of revenues for the sale of Kendro inventories revalued at the date of acquisition (Note 11).


<

>

                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       The company's results for 2004 and 2005 would not have been materially different from its reported results had the acquisitions of Ionalytics, R&P and Niton occurred at the beginning of 2004.

       The components of the preliminary purchase price allocation for the 2005 acquisitions are as follows:


(In thousands)                                                  Niton            R&P         Kendro     Ionalytics          Total
---------------------------------------------------------------------------------------------------------------------------------

Purchase Price (including transaction costs):
 Cash paid                                                   $ 41,716       $ 32,565       $845,950       $ 26,704       $946,935
 Cash acquired                                                   (764)        (1,817)        (2,631)        (2,287)        (7,499)
                                                             --------       --------       --------       --------       --------

                                                             $ 40,952       $ 30,748       $843,319       $ 24,417       $939,436
                                                             ========       ========       ========       ========       ========

Allocation:
 Current assets                                                13,240          6,622        139,488            632        159,982
 Property, plant and equipment                                  2,316            449         67,305            170         70,240
 Acquired intangible assets                                    17,741         15,796        330,432         18,276        382,245
 Goodwill                                                      15,227         15,522        444,191          6,194        481,134
 Other assets                                                     181              -          2,591              -          2,772
 Other liabilities                                             (7,753)        (7,641)      (140,688)          (855)      (156,937)
                                                             --------       --------       --------       --------       --------

                                                             $ 40,952       $ 30,748       $843,319       $ 24,417       $939,436
                                                             ========       ========       ========       ========       ========

       Acquired intangible assets for the 2005 acquisitions are as follows:

(In thousands)                                                  Niton            R&P         Kendro     Ionalytics          Total
---------------------------------------------------------------------------------------------------------------------------------

Customer Relationships                                       $ 11,468       $ 12,904       $287,355       $      -       $311,727
Product Technology                                              6,273          2,892         43,077         18,276         70,518
                                                             --------       --------       --------       --------       --------

                                                             $ 17,741       $ 15,796       $330,432       $ 18,276       $382,245
                                                             ========       ========       ========       ========       ========

       The weighted-average amortization periods for intangible assets acquired in 2005 are 5 years for customer relationships and 6 years for product technology. The weighted-average amortization period for all intangible assets acquired in 2005 is approximately 5 years. Annual amortization expense has increased by $75 million as a result of the 2005 acquisitions.

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

<

>


                           THERMO ELECTRON CORPORATION

2.     Acquisitions (continued)

       The changes in accrued acquisition expenses for acquisitions completed during 2005 are as follows:


                                                                                                  Abandonment
                                                                                                    of Excess
(In thousands)                                                                     Severance       Facilities             Total
-------------------------------------------------------------------------------------------------------------------------------

 Reserves established                                                                 $1,100           $  373            $1,473
 Payments                                                                               (523)               -              (523)
 Currency translation                                                                    (26)               -               (26)
                                                                                      ------           ------            ------

Balance at October 1, 2005                                                            $  551           $  373            $  924
                                                                                      ======           ======            ======


       The accrued acquisition expenses consist primarily of severance for approximately 31 employees across all functions at Kendro and facility obligations for a building in Tennessee being vacated. The company expects to pay amounts accrued for severance through early 2006 and facility costs through the expiration of the lease in 2007.

       The company is continuing to evaluate potential restructuring actions that may be undertaken at Kendro or within existing businesses with which Kendro is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The company will record the cost of any additional restructuring actions at Kendro as an increase to goodwill when decisions are made as to the extent of such actions. Costs of restructuring actions at existing businesses will be recorded to expense. The company expects to finalize its restructuring plan no later than one year following completion of the Kendro acquisition.

       The changes in accrued acquisition expenses for acquisitions completed prior to 2005 are as follows:


                                                                                 Abandonment
                                                                                   of Excess
(In thousands)                                                    Severance       Facilities            Other             Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                                        $ 3,248          $ 5,869          $   112           $ 9,229
 Payments                                                            (2,042)             (18)              (1)           (2,061)
 Decrease recorded as a reduction in goodwill                             -           (1,989)             (30)           (2,019)
 Currency translation                                                  (277)            (495)             (27)             (799)
                                                                    -------          -------          -------           -------

Balance at October 1, 2005                                          $   929          $ 3,367          $    54           $ 4,350
                                                                    =======          =======          =======           =======

       The accrued acquisition expenses relate primarily to severance for approximately 160 employees across all functions at Jouan, acquired in December
2003, and for abandoned facilities, primarily for three abandoned operating facilities in England, with leases expiring through 2014, and the downsizing of a manufacturing facility in Denmark, with a lease expiring in 2007, to a smaller site. The company expects to pay amounts accrued for severance and other expenses primarily through 2005 and amounts accrued for abandonment of excess facilities through 2014. The liability for the abandoned facilities is net of estimated sublease income and includes an estimate of restoration costs required at the termination of the lease.

       Following a favorable resolution of certain lease obligations for a facility in England that were assumed by a sub-tenant, the company reversed $2.0 million of accrued acquisition expenses in the first quarter of 2005 with a corresponding decrease in goodwill.

<

>

                           THERMO ELECTRON CORPORATION

3.     Business Segment Information

       The company's continuing operations fall into two principal business segments: Life and Laboratory Sciences and Measurement and Control.

                                                                    Three Months Ended                    Nine Months Ended
                                                               -----------------------------        -----------------------------
                                                               October 1,         October 2,        October 1,         October 2,
(In thousands)                                                       2005               2004              2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Life and Laboratory Sciences                               $  516,047         $  383,162        $1,396,814         $1,118,451
    Measurement and Control                                       163,364            159,153           495,426            474,205
                                                               ----------         ----------        ----------         ----------

                                                               $  679,411         $  542,315        $1,892,240         $1,592,656
                                                               ==========         ==========        ==========         ==========

Income from Continuing Operations Before Provision for
 Income Taxes:
    Life and Laboratory Sciences (a)                           $   56,200         $   54,508        $  157,105         $  154,636
    Measurement and Control (b)                                    14,555             14,533            45,008             41,131
    Other (c)                                                           -                (58)              573               (160)
                                                               ----------         ----------        ----------         ----------

      Total Operating Income - Segments                            70,755             68,983           202,686            195,607
    Corporate/Other (d)                                           (11,396)            (6,891)           (1,629)            (8,402)
                                                               ----------         ----------        ----------         ----------

                                                               $   59,359         $   62,092        $  201,057         $  187,205
                                                               ==========         ==========        ==========         ==========

Depreciation:
    Life and Laboratory Sciences                               $    8,190         $    7,188        $   22,733         $   22,169
    Measurement and Control                                         2,803              2,195             7,264              7,273
    Corporate                                                       1,347                821             3,255              2,422
                                                               ----------         ----------        ----------         ----------

                                                               $   12,340         $   10,204        $   33,252         $   31,864
                                                               ==========         ==========        ==========         ==========

Amortization:
    Life and Laboratory Sciences                               $   24,098         $    5,183        $   48,485         $   13,289
    Measurement and Control                                         1,470                895             3,604              2,238
    Corporate                                                           1                  1                 3                  2
                                                               ----------         ----------        ----------         ----------

                                                               $   25,569         $    6,079        $   52,092         $   15,529
                                                               ==========         ==========        ==========         ==========

(a) Includes restructuring and other costs, net, of $8.0 million, $2.4 million, $17.3 million and $5.7 million in the third quarter of 2005 and 2004 and the first nine months of 2005 and 2004, respectively.
(b) Includes restructuring and other costs, net, of $4.1 million, $2.2 million, $7.5 million, and $4.8 million in the third quarter of 2005 and 2004 and the first nine months of 2005 and 2004, respectively.
(c) Represents restructuring and other income (expense), net.
(d) Includes corporate general and administrative expenses and other income and expense. Includes corporate restructuring and other costs of $0.2 million, $0.7 million, $1.4 million, and $1.5 million in the third quarter of 2005 and 2004 and the first nine months of 2005 and 2004, respectively. Other income, net, includes net gains on the sale of shares of Thoratec and Newport of
    $27.6 million in the first nine months of 2005 and gains on the sale of shares of Thoratec of $9.6 million in the first nine months of 2004, respectively (Note 4).

<

>

                           THERMO ELECTRON CORPORATION

4.     Other Income (Expense), Net

       The components of other income (expense), net, in the accompanying statement of income are as follows:

                                                                 Three Months Ended                      Nine Months Ended
                                                            -----------------------------          -----------------------------
                                                            October 1,         October 2,          October 1,         October 2,
(In thousands)                                                    2005               2004                2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Interest Income                                               $  2,198           $  2,459            $  8,125           $  6,045
Interest Expense (Note 9)                                       (8,307)            (2,677)            (18,749)            (8,100)
Gain on Investments, Net                                         2,695              1,875              34,761             15,353
Other Items, Net                                                   663                814               1,920              2,442
                                                              --------           --------            --------           --------

                                                              $ (2,751)          $  2,471            $ 26,057           $ 15,740
                                                              ========           ========            ========           ========

       The company sold 4,436,000 shares of Thoratec Corporation common stock during the first nine months of 2005 and realized a gain of $28.9 million. The company sold 1,250,000 shares of Thoratec common stock during the first nine months of 2004 and realized a gain of $9.6 million. The company obtained common shares of Thoratec as part of the sale of Thermo Cardiosystems Inc. in 2001. At
October 1, 2005, the company no longer owned shares of Thoratec.

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

5.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                 Three Months Ended                      Nine Months Ended
                                                            -----------------------------          -----------------------------
                                                            October 1,         October 2,          October 1,         October 2,
(In thousands except per share amounts)                           2005               2004                2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                             $ 40,597           $ 42,641            $142,940           $132,885
Income (Loss) from Discontinued Operations                           -               (940)                  -             43,018
Gain on Disposal of Discontinued Operations                     17,137             64,835              23,873             64,835
                                                              --------           --------            --------           --------

Net Income for Basic Earnings per Share                         57,734            106,536             166,813            240,738
Effect of Convertible Debentures                                   402                398               1,205              1,209
                                                              --------           --------            --------           --------

Income Available to Common Shareholders, as
 Adjusted for Diluted Earnings per Share                      $ 58,136           $106,934            $168,018           $241,947
                                                              --------           --------            --------           --------

Basic Weighted Average Shares                                  161,794            161,514             161,335            164,097
Effect of:
 Stock options                                                   1,920              2,113               1,776              2,656
 Convertible debentures                                          1,846              1,846               1,846              1,846
 Contingently issuable shares                                       75                 97                  51                 97
                                                              --------           --------            --------           --------

Diluted Weighted Average Shares                                165,635            165,570             165,008            168,696
                                                              --------           --------            --------           --------


<

>


                           THERMO ELECTRON CORPORATION

5.     Earnings per Share (continued)

                                                                  Three Months Ended                     Nine Months Ended
                                                            -----------------------------          -----------------------------
                                                            October 1,         October 2,          October 1,         October 2,
(In thousands except per share amounts)                           2005               2004                2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share:
 Continuing operations                                        $    .25           $    .26            $    .89           $    .81
 Discontinued operations                                           .11                .40                 .15                .66
                                                              --------           --------            --------           --------

                                                              $    .36           $    .66            $   1.03           $   1.47
                                                              ========           ========            ========           ========

Diluted Earnings per Share:
 Continuing operations                                        $    .25           $    .26            $    .87           $    .79
 Discontinued operations                                           .10                .39                 .14                .64
                                                              --------           --------            --------           --------

                                                              $    .35           $    .65            $   1.02           $   1.43
                                                              ========           ========            ========           ========

       Options to purchase 360,000, 1,676,000, 1,796,000 and 1,343,000 shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2005 and 2004 and the first nine months of 2005 and 2004, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

6.     Comprehensive Income

       Comprehensive income combines net income and other comprehensive items.
Other comprehensive items represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments and minimum pension liability adjustment. During the third quarter of 2005 and 2004, the company had comprehensive income of $51.1 million and $107.3 million, respectively. During the first nine months of 2005 and 2004, the company had comprehensive income of $93.4 million and $236.3 million, respectively. The decrease in comprehensive income resulted primarily from a reduction in the cumulative translation adjustment due to movements in currency exchange rates during 2005, the effects of which are recorded in shareholders' equity.

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

                                                                               Three Months Ended            Nine Months Ended
                                                                            ------------------------     ------------------------
                                                                            October 1,    October 2,     October 1,    October 2,
(In thousands except per share amounts)                                           2005          2004           2005          2004
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations:
 As reported                                                                  $ 40,597      $ 42,641       $142,940      $132,885
 Add: Stock-based employee compensation expense included in reported
    results, net of tax                                                            473           335          1,344           815
 Deduct: Total stock-based employee compensation expense determined under
    the fair-value-based method for all awards, net of tax                      (3,864)       (3,334)       (11,543)       (9,977)
                                                                              --------      --------       --------      --------

 Pro forma                                                                    $ 37,206      $ 39,642       $132,741      $123,723
                                                                              ========      ========       ========      ========

Basic Earnings per Share from Continuing Operations:
 As reported                                                                  $    .25      $    .26       $    .89      $    .81
 Pro forma                                                                    $    .23      $    .25       $    .82      $    .75

Diluted Earnings per Share from Continuing Operations:
 As reported                                                                  $    .25      $    .26       $    .87      $    .79
 Pro forma                                                                    $    .23      $    .24       $    .81      $    .74

Net Income:
 As reported                                                                  $ 57,734      $106,536       $166,813      $240,738
 Add: Stock-based employee compensation expense included in reported net
    income, net of tax                                                             473           335          1,344           815
 Deduct: Total stock-based employee compensation expense determined under
    the fair-value-based method for all awards, net of tax                      (3,864)       (2,001)       (11,543)       (9,874)
                                                                              --------      --------       --------      --------

 Pro forma                                                                    $ 54,343      $104,870       $156,614      $231,679
                                                                              ========      ========       ========      ========

Basic Earnings per Share:
 As reported                                                                  $    .36      $    .66       $   1.03      $   1.47
 Pro forma                                                                    $    .34      $    .65       $    .97      $   1.41

Diluted Earnings per Share:
 As reported                                                                  $    .35      $    .65       $   1.02      $   1.43
 Pro forma                                                                    $    .33      $    .64       $    .96      $   1.38

       In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment."
SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options, over the applicable vesting period. The company currently discloses the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. SFAS
No. 123(R) becomes effective no later than fiscal years beginning after June 15, 2005. The company has not elected early adoption and expects to apply the new standard prospectively in 2006.

<

>

                           THERMO ELECTRON CORPORATION

8.     Defined Benefit Pension Plans

       Several of the company's non-U.S. subsidiaries, principally in Germany and England, and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the company's plans are unfunded, as permitted under the plans and applicable laws.
Net periodic benefit costs for the plans in the aggregate included the following components:

                                                                  Three Months Ended                      Nine Months Ended
                                                             -----------------------------          -----------------------------
                                                             October 1,         October 2,          October 1,         October 2,
(In thousands)                                                     2005               2004                2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Service Cost                                                    $ 1,866            $ 1,518             $ 5,326            $ 4,556
Interest Cost on Benefit Obligation                               4,226              2,993              10,796              8,978
Expected Return on Plan Assets                                   (2,956)            (2,579)             (8,510)            (7,734)
Amortization of Prior Service Costs                               2,402                  -               2,402                  -
Recognized Net Actuarial Loss                                       815                637               2,096              1,910
                                                                -------            -------             -------            -------

                                                                $ 6,353            $ 2,569             $12,110            $ 7,710
                                                                =======            =======             =======            =======


       During the second quarter of 2005, the company merged two defined benefit plans in the U.K. and provided the participating employees with a defined contribution plan while limiting future benefits under the combined defined benefit plan. The transaction met the criteria of a plan curtailment although no gain or loss resulted. In connection with the transaction, the company contributed $10.9 million to the combined U.K. defined benefit plan. Subsequently, the company modified a retirement benefit obligation under the merged plan to conform to U.K. law and recorded the cost of the change, $2.4 million, in the third quarter of 2005.

9.     Swap Arrangement and Debt

       During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8% and will pay a variable rate of 90-day LIBOR plus 2.19% (6.38% as of October 1, 2005). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which over time has resulted in an increase in other long-term assets and long-term debt totaling $4.5 million at October 1, 2005. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

       In May 2005, in connection with plans to refinance a portion of the amounts borrowed under the bridge facility for the Kendro acquisition (Note 2), the company entered into forward starting pay fixed swap agreements with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company's conclusion that a debt offering was probable and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedge the cash flow risk that exists on each of the semi-annual fixed-rate interest payments on $250 million of principal amount of the 10-year fixed-rate debt issue (or any subsequent refinancing of such debt). The change in the fair value of the hedge, $2.0 million, net of tax, was classified as a reduction of other comprehensive items within shareholders' equity and is being amortized to interest costs over the term of the debt through 2015.

       The company repaid in full $570 million of borrowings under its bridge loan with cash and proceeds of new debt issuances described below. On May 27, 2005, the company issued $250 million aggregate principal amount of 5% senior notes (the Notes) due 2015, with an effective interest rate of 5.27% after including the impact of the swap arrangement. Under the Notes' Indenture, the company is subject to certain affirmative and negative covenants.

<

>

                           THERMO ELECTRON CORPORATION

9.     Swap Arrangement and Debt (continued)

       Also on May 27, 2005, the company entered into an arrangement that provides the company an uncommitted line of credit of up to $250 million through a series of short-term money market loans funded on an ongoing basis in the secondary market. Such money market loans have maturity periods of overnight to 364 days and bear varying rates of interest based on the maturity date and market rate at the time of issuance. On May 27, 2005, the company borrowed $250 million through three short-term loans under the money market arrangement with maturities of one week to three months. As of October 1, 2005, the company had repaid these borrowings and had no balance outstanding.

       On June 30, 2005, the company entered into a five-year revolving credit facility with a bank group that provides up to 175 million euros. The facility carries interest at a Euribor rate plus 35 basis points. Under the facility, borrowings of one to six months duration may be drawn. The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-capital ratios. As of October 1, 2005, the company had outstanding borrowings under this facility of 132 million euros ($159 million) in two tranches with maturities of approximately one to three months and with a weighted average interest rate of 2.46%.

10.    Warranty Obligations

       Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:


                                                                                                           Nine Months Ended
                                                                                                       ------------------------
                                                                                                       October 1,    October 2,
(In thousands)                                                                                               2005          2004
-------------------------------------------------------------------------------------------------------------------------------

Beginning Balance                                                                                        $ 27,369      $ 25,645
 Provision charged to income                                                                               19,638        14,536
 Usage                                                                                                    (16,870)      (12,926)
 Acquisitions                                                                                               6,002             -
 Adjustments to previously provided warranties, net                                                        (1,249)       (2,251)
 Other, net (a)                                                                                            (2,282)          878
                                                                                                         --------      --------

Ending Balance                                                                                           $ 32,608      $ 25,882
                                                                                                         ========      ========

(a) Primarily represents the effects of currency translation.


11.    Restructuring and Other Costs, Net

       In response to a downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Further actions were initiated in 2003 and, to a lesser extent, in 2004. Certain costs associated with these actions are recorded when incurred. Restructuring and other costs recorded in 2005 are primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro as well as charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. The restructuring actions undertaken prior to 2005 were substantially complete at the end of 2004. The company is continuing to evaluate potential restructuring actions that may be undertaken at Kendro or within existing businesses with which Kendro is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The actions at acquired facilities will be recorded as a cost of the acquisition through an increase to goodwill. The actions at existing facilities will be charged to expense. The company has not finalized its plans for integrating Kendro with its existing business but expects that charges to expense will ultimately total $10 - $20 million, of which approximately $6 million has been recorded as of October 1, 2005. Also, the company expects to incur an additional $0.4 million of restructuring costs through the remainder of 2005 and early 2006 for charges associated with the actions undertaken prior to 2005 that cannot be recorded until incurred.

<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

       During the third quarter of 2005, the company recorded net restructuring and other costs by segment as follows:


                                            Life and
                                           Laboratory       Measurement
(In thousands)                               Sciences       and Control               Other         Corporate              Total
--------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                              $ 1,142           $   614             $     -           $     -            $ 1,756
Restructuring and Other Costs, Net              6,823             3,445                   -               214             10,482
                                              -------           -------             -------           -------           --------

                                              $ 7,965           $ 4,059             $     -           $   214            $12,238
                                              =======           =======             =======           =======            =======

       During the first nine months of 2005, the company recorded net restructuring and other costs (income) by segment as follows:

                                             Life and
                                           Laboratory       Measurement
(In thousands)                               Sciences       and Control               Other         Corporate              Total
--------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues                              $12,374           $   847             $     -           $     -            $13,221
Restructuring and Other Costs, Net              4,929             6,647                (573)            1,424             12,427
                                              -------           -------             -------           -------           --------

                                              $17,303           $ 7,494             $  (573)          $ 1,424            $25,648
                                              =======           =======             =======           =======            =======

       The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences
----------------------------

       The Life and Laboratory Sciences segment recorded $8.0 million of net restructuring and other charges in the third quarter of 2005. The segment recorded charges to cost of revenues of $1.2 million for the sale of inventories revalued at the date of acquisition, and $6.8 million of net restructuring and other costs. This amount consisted of $5.2 million of cash costs, principally associated with the integration of Kendro with existing businesses, including $4.8 million of severance for 85 employees across all functions; $0.1 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.3 million of other cash costs, primarily retention and relocation expenses. In addition, the segment recorded a $1.6 million charge for the writedown to estimated disposal value of a building in France held for sale.

       In the second quarter of 2005, this segment recorded $11.1 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $11.2 million for the sale of inventories revalued at the date of acquisition, and $0.2 million of net restructuring and other income. This amount consisted of $1.0 million of cash costs, principally associated with facility consolidations, including $0.9 million of severance for 11 employees across all functions; and $0.1 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred. These costs are net of a gain of $1.3 million on the sale of an abandoned building in Colorado.

       In the first quarter of 2005, this segment recorded $1.7 million of net restructuring and other income. This amount consisted of $0.8 million of cash costs, principally associated with facility consolidations, including $0.5 million of severance for 31 employees across all functions; $0.2 million of net abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses. These costs are net of $2.5 million of net gains on the sale of three abandoned buildings in the U.S. and Germany.

<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

Measurement and Control
-----------------------

       The Measurement and Control segment recorded $4.1 million of net restructuring and other charges in the third quarter of 2005. The segment recorded $3.5 million of cash costs as well as charges to cost of revenues of $0.4 million for accelerated depreciation at facilities that will be closed due to real estate consolidation and $0.2 million for the sale of inventories revalued at the date of acquisition. The cash costs arise from cost reduction measures including facility consolidations and consist of $2.7 million of severance for 78 employees, primarily in sales and service functions; $0.3 million of net abandoned-facility costs, primarily for costs that could not be recorded until incurred; and $0.5 million of other cash costs, primarily retention and relocation expenses.

       In the second quarter of 2005, this segment recorded $2.4 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.2 million for the sale of inventories revalued at the date of acquisition, and $2.2 million of cash costs. These cash costs were principally associated with facility consolidations, including $1.3 million of net abandoned-facility costs, primarily for revised estimates of costs associated with facilities vacated in prior periods and, to a lesser extent, costs that could not be recorded until incurred; $0.8 million of severance for 12 employees, primarily in sales and service functions; and $0.1 million of other cash costs, primarily retention and relocation expenses.

       In the first quarter of 2005, this segment recorded $1.0 million of net restructuring and other charges. These costs consisted of $1.1 million of cash costs, principally associated with facility consolidations, including $1.0 million of net abandoned-facility costs, primarily for revised estimates of costs associated with facilities vacated in prior periods and costs that could not be recorded until incurred; and $0.1 million of severance for 8 employees, primarily in sales and service functions. The segment recorded a gain of $0.1 million on the sale of a small product line in England for cash proceeds of $4.6 million.

Other
-----

       The company recorded a gain of $0.5 million in the second quarter of 2005 as a result of revising its estimate of lease obligations due to sub-leasing an abandoned facility of a divested business.

Corporate
---------

       The company recorded $0.2 million of restructuring and other charges at its corporate offices in the third quarter of 2005, all of which were cash costs. In the second quarter of 2005, the company recorded $0.7 million of restructuring and other charges at its corporate offices, all of which were cash costs. In the first quarter of 2005, the company recorded $0.5 million of restructuring and other charges at its corporate offices, all of which were cash costs. The cash costs were primarily for severance for 22 employees.

General
-------

       The following table summarizes the company's severance actions in 2005.


                                                                                                                      Number of
2003 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 31, 2004                                                                                  48

Terminations Announced in 2005                                                                                                3
Terminations Occurring to Date in 2005                                                                                      (15)
Adjustments to Plan                                                                                                         (12)
                                                                                                                            ---

Remaining Terminations at October 1, 2005                                                                                    24
                                                                                                                            ===


<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

                                                                                                                      Number of
2004 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Remaining Terminations at December 31, 2004                                                                                  30

Terminations Announced in 2005                                                                                               59
Terminations Occurring to Date in 2005                                                                                      (68)
Adjustments to Plan                                                                                                          (7)
                                                                                                                            ---

Remaining Terminations at October 1, 2005                                                                                    14
                                                                                                                            ===


                                                                                                                      Number of
2005 Restructuring Plans                                                                                              Employees
-------------------------------------------------------------------------------------------------------------------------------

Terminations Announced in 2005                                                                                              185
Terminations Occurring to Date in 2005                                                                                      (96)
                                                                                                                            ---

Remaining Terminations at October 1, 2005                                                                                    89
                                                                                                                            ===

       The following table summarizes the cash components of the company's restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2005 statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.


                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

Pre-2004 Restructuring Plans
 Balance at December 31, 2004                    $ 2,285           $    63           $ 9,525           $    26           $11,899
    Costs incurred in 2005 (b)                       343                 -             2,824                94             3,261
    Reserves reversed                               (359)                -              (415)                -              (774)
    Payments                                      (1,004)              (63)           (3,966)             (103)           (5,136)
    Currency translation                            (148)                -              (517)                -              (665)
                                                 -------           -------           -------           -------           -------

 Balance at October 1, 2005                      $ 1,117           $     -           $ 7,451           $    17           $ 8,585
                                                 =======           =======           =======           =======           =======

2004 Restructuring Plans
 Balance at December 31, 2004                    $ 3,517           $     -           $   301           $   102           $ 3,920
    Costs incurred in 2005 (b)                     2,038                 -               228               167             2,433
    Reserves reversed                                 (7)                -                 -                 -                (7)
    Payments                                      (4,464)                -              (290)             (209)           (4,963)
    Currency translation                            (324)                -               (30)                -              (354)
                                                 -------           -------           -------           -------           -------

 Balance at October 1, 2005                      $   760           $     -           $   209           $    60           $ 1,029
                                                 =======           =======           =======           =======           =======


<

>

                           THERMO ELECTRON CORPORATION

11.    Restructuring and Other Costs, Net (continued)

                                                                                 Abandonment
                                                                  Employee         of Excess
(In thousands)                                 Severance     Retention (a)        Facilities             Other             Total
--------------------------------------------------------------------------------------------------------------------------------

2005 Restructuring Plans
    Costs incurred in 2005 (b)                   $ 9,064           $   298           $    33           $   374           $ 9,769
    Payments                                      (3,356)              (68)              (33)             (371)           (3,828)
    Currency translation                            (105)                1                 -                (2)             (106)
                                                 -------           -------           -------           -------           -------

 Balance at October 1, 2005                      $ 5,603           $   231           $     -           $     1           $ 5,835
                                                 =======           =======           =======           =======           =======

(a) Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b) Excludes net gains of $3.9 million from the sale of four abandoned buildings and noncash charges of $1.7 million in the
    Life and Laboratory Sciences segment and a gain of $0.1 million from the sale of a small product line in the Measurement and Control segment.


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

<

>


                           THERMO ELECTRON CORPORATION

13.    Discontinued Operations

       In the third quarter of 2005, the company recorded after-tax gains of $17.1 million from the disposal of discontinued operations. On September 30, 2005, the Life and Laboratory Sciences segment sold its point of care and rapid diagnostics business for $52.5 million in cash, subject to a post-closing adjustment, after determining it was not a strategic fit in the long-term. The company recorded an after-tax gain of $16.3 million as a result of the sale. Revenues and pre-tax loss of the divested business totaled $29.7 million and $0.7 million, respectively, in 2004 and revenues and pre-tax income totaled $26.6 million and $1.0 million, respectively, in the first nine months of 2005. Due to the immateriality of the operating results of the business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In August 2005, the company sold a building of a previously divested business for net proceeds of $7.3 million in cash, which approximated its carrying value.

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

       In the third quarter of 2004, the company's discontinued operations (Spectra-Physics) had revenues of $6.5 million and net loss of $0.9 million, including a tax benefit of $0.5 million for the 12-day period before the sale on July 16, 2004. In the first nine months of 2004, the company's discontinued operations had revenues of $118.9 million and net income of $43.0 million, including a tax benefit of $36.3 million.

       On July 16, 2004, the company sold Spectra-Physics and recorded a gain on the disposal of discontinued operations of $41.4 million, net of an income tax provision of $19.1 million.

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

14.    Common and Preferred Stock

       On September 15, 2005, the company's Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the company's common stock to stockholders of record at the close of business on September 29, 2005. Each right entitles the holder to purchase one one hundred-thousandth of a share (a Unit) of Series B Junior Participating Preferred Stock, $100 par value, at a purchase price of $200 per Unit, subject to adjustment. These rights replace the company's prior rights, which expired on September 15, 2005. The rights will not be exercisable until the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock (the Stock Acquisition Date), or (ii) 10 business days following the commencement of a tender offer or exchange offer for 15% or more of the outstanding shares of common stock.

<

>

                           THERMO ELECTRON CORPORATION

14.    Common and Preferred Stock (continued)

       In the event that a person becomes the beneficial owner of 15% or more of the outstanding shares of common stock, except pursuant to an offer for all outstanding shares of common stock that at least 75% of the Board of Directors determines to be fair to, and otherwise in the best interests of, stockholders, each holder of a right (except for the Acquiring Person) will thereafter have the right to receive, upon exercise, that number of shares of common stock (or, in certain circumstances, units of preferred stock, cash, property or other securities of the company) which equals the exercise price of the right divided by one-half of the current market price of the common stock. In the event that, at any time after any person has become an Acquiring Person, (i) the company is acquired in a merger or other business combination transaction in which the company is not the surviving corporation or its common stock is changed or exchanged (other than a merger that follows an offer approved by the Board of Directors), or (ii) 50% or more of the company's assets or earning power is sold or transferred, each holder of a right (except for the Acquiring Person) shall thereafter have the right to receive, upon exercise, the number of shares of common stock of the acquiring company that equals the exercise price of the right divided by one-half of the current market price of such common stock.

       At any time until the Stock Acquisition Date, the company may redeem the rights in whole, but not in part, at a price of $.01 per right (payable in cash or stock). The rights expire on September 29, 2015, unless earlier redeemed or exchanged.

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


Revenues
                                                   Three Months Ended                                Nine Months Ended
                                      --------------------------------------------     --------------------------------------------
(Dollars in thousands)                  October 1, 2005          October 2, 2004          October 1, 2005        October 2, 2004
-----------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences          $  516,047    76.0%      $  383,162    70.7%     $1,396,814     73.8%   $ 1,118,451     70.2%
Measurement and Control                  163,364    24.0%         159,153    29.3%        495,426     26.2%       474,205     29.8%
                                      ----------    -----      ----------    -----     ----------     -----   -----------     -----

                                      $  679,411     100%      $  542,315     100%     $1,892,240      100%   $ 1,592,656      100%
                                      ==========    =====      ==========    =====     ==========     =====   ===========     =====

<

>

                           THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity (continued)

       The company's revenues grew by 25% during the third quarter of 2005 over the same period in 2004. Acquisitions, net of divestitures, caused a 21% increase in reported revenues. Currency translation did not materially affect comparative revenues in the third quarter of 2005 and 2004. Aside from the effect of acquisitions, net of divestitures, revenues increased 4%, or 5% assuming the acquired companies had been owned in the third quarter of 2004. Revenues grew as a result of increased demand in each of the company's principal businesses and, to a lesser extent, increased prices.

       The company's strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2005 (Note
2) and 2004. The principal acquisitions included Ionalytics Corporation, a provider of an ion-filtering device used with mass spectrometers, which was acquired in August 2005; the Kendro Laboratory Products division of SPX Corporation, a provider of a wide range of laboratory equipment for sample preparation, processing and storage, which was acquired in May 2005; Rupprecht and Patashnick Co., Inc. (R&P), a provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets, which was acquired in April 2005; Niton LLC, a provider of portable X-ray analyzers to the metals, petrochemical and environmental markets, which was acquired in March 2005; InnaPhase Corporation, a supplier of laboratory information management systems for the pharmaceutical and biotechnology markets, which was acquired in September 2004; and US Counseling Services, Inc. (USCS), a supplier of equipment asset management services to the pharmaceutical, healthcare and related industries, which was acquired in April 2004.

       In the third quarter of 2005, the company's operating income and operating income margin were $62.1 million and 9.1%, respectively, compared with $59.6 million and 11.0%, respectively, in 2004. (Operating income margin is operating income divided by revenues.) The increase in operating income resulted primarily from higher profitability from increased revenues, offset in part by $19.5 million of higher amortization expense associated with acquisition-related intangible assets and $6.9 million of higher restructuring and other costs primarily related to the integration of Kendro with existing businesses. The decrease in operating income margin resulted primarily from the higher amortization expense relative to revenues as a result of the recent acquisitions.

       Income from continuing operations decreased to $40.6 million in the third quarter of 2005 from $42.6 million in the third quarter of 2004, primarily due to higher interest expense and an increase in the company's effective tax rate.

       During the first nine months of 2005, the company's cash flow from operations totaled $144.9 million, compared with $175.7 million in the first nine months of 2004. The decrease resulted primarily from a $63.7 million investment in working capital in 2005, principally a reduction in other current liabilities and an increase in inventories, compared with a $21.0 million investment in working capital in the first nine months of 2004.

       As of October 1, 2005, the company's outstanding debt totaled $639.5 million, of which 59% is due in 2008 and thereafter. The company believes that its existing cash and short-term investments, future cash flow from operations, and available borrowings of up to $250 million under its existing 5-year revolving credit agreement will be sufficient to meet its capital requirements for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

       The company's discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an ongoing basis, the company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, income taxes, pension costs, contingencies and litigation, restructuring and sale of businesses. The company bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent

<

>

                           THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company had no changes in its critical accounting policies from those described in its Form 10-Q for the quarter ended April 2, 2005.

Results of Operations

Third Quarter 2005 Compared With Third Quarter 2004
---------------------------------------------------

Continuing Operations

       Sales in the third quarter of 2005 were $679.4 million, an increase of $137.1 million (25%) from the third quarter of 2004. Sales increased $114.0 million (21%) due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $0.8 million in 2005. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $22.3 million (4%), or 5% assuming the acquired companies had been owned in the third quarter of 2004. The increase was primarily due to a broad-based increase in demand in each of the company's principal businesses and, to a lesser extent, increased prices. Sales were particularly strong in North America and Asia, while European sales were down slightly from the 2004 quarter.


Operating Income Margin
                                                                                                            Three Months Ended
                                                                                                         -------------------------
                                                                                                         October 1,     October 2,
                                                                                                               2005           2004
----------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                                                  10.9%          14.2%
Measurement and Control                                                                                        8.9%           9.1%

Consolidated                                                                                                   9.1%          11.0%


       Operating income was $62.1 million in the third quarter of 2005, compared with $59.6 million in the third quarter of 2004. Operating income margin decreased to 9.1% in 2005 from 11.0% in 2004. Operating income margin decreased primarily due to $19.5 million of higher amortization expense for acquisition-related intangible assets and $6.9 million of higher restructuring and other costs principally related to the integration of Kendro with existing businesses. Following the acquisitions completed in 2005, the company expects amortization of acquisition-related intangible assets will total approximately $26 million per quarter in the fourth quarter of 2005 and thereafter.

       In response to a downturn in markets served by the company and in connection with the company's overall reorganization, restructuring actions were initiated in 2002 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Further actions were initiated in 2003 and, to a lesser extent, in 2004. Certain costs associated with these actions are recorded when incurred. Restructuring and other costs recorded in 2005 are primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro as well as charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. The restructuring actions undertaken prior to 2005 were substantially complete at the end of 2004. The company is continuing to evaluate potential restructuring actions that may be undertaken at Kendro or within existing businesses with which Kendro is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The actions at acquired facilities will be recorded as a cost of the acquisition through an increase to goodwill. The actions at existing facilities will be charged to expense. The company has not finalized its plans for integrating Kendro with its existing business but expects that charges to expense will ultimately total $10 - $20 million, of which approximately $6 million has been recorded as of October 1, 2005. Also, the company expects to incur an additional $0.4 million of restructuring costs through the remainder of 2005 and early 2006 for charges associated with the actions undertaken prior to 2005 that cannot be recorded until incurred.

<

>

                           THERMO ELECTRON CORPORATION

Third Quarter 2005 Compared With Third Quarter 2004 (continued)
---------------------------------------------------


Life and Laboratory Sciences
                                                                                                    Three Months Ended
                                                                                           ------------------------------------
                                                                                           October 1,     October 2,
(Dollars in thousands)                                                                           2005           2004     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $516,047       $383,162      34.7%
Operating Income Margin                                                                         10.9%          14.2%      (3.3)

       Sales in the Life and Laboratory Sciences segment increased $132.9 million (35%) to $516.0 million in the third quarter of 2005. Sales increased
$113.2 million (30%) due to the acquisitions of Kendro in May 2005, Niton in March 2005 and InnaPhase in September 2004, net of a product line divestiture.
The favorable effects of currency translation resulted in an increase in revenues of $0.4 million in 2005. Excluding the changes in revenues resulting from acquisitions, net of a divestiture, and currency translation, revenues increased $19.3 million (5%), or 6% assuming the acquired companies had been owned in the third quarter of 2004. The increase was due to a broad-based increase in demand from life science and industrial customers combined with strong market response to new products. The increase in revenues was, to a lesser extent, due to price increases.

       Operating income margin was 10.9% in the third quarter of 2005 and 14.2% in the third quarter of 2004. The decrease in operating income margin was due in part to an increase of $18.9 million in amortization expense of acquisition-related intangible assets. Operating income margin was also affected by restructuring and other costs, net, of $8.0 million in 2005 and $2.4 million in 2004, discussed below. These factors were offset in part by higher profitability resulting from increased sales.

       In the third quarter of 2005, the segment recorded restructuring and other costs, net, of $8.0 million, including a $1.2 million charge to cost of revenues for the sale of inventories revalued at acquisition and $5.2 million of cash costs, primarily for severance and abandoned-facility costs principally related to the integration of Kendro with existing businesses. In addition, the segment recorded a $1.6 million charge for the writedown to estimated disposal value of a building held for sale in France (Note 11). In 2004, the segment recorded restructuring and other income, net, of $2.4 million, including $1.9 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses being consolidated; a $0.2 million charge primarily for the writedown of abandoned equipment; and charges to costs of revenues of $0.3 million, primarily for accelerated depreciation on manufacturing equipment that was abandoned as a result of site consolidations.

Measurement and Control
                                                                                                    Three Months Ended
                                                                                           ------------------------------------
                                                                                           October 1,     October 2,
(Dollars in thousands)                                                                           2005           2004     Change
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $163,364       $159,153       2.6%
Operating Income Margin                                                                          8.9%           9.1%      (0.2)


       Sales in the Measurement and Control segment increased $4.2 million (3%) to $163.4 million in the third quarter of 2005. Sales increased $0.8 million (1%) due to acquisitions, net of a divestiture. The favorable effects of currency translation resulted in an increase in revenues of $0.4 million in 2005. Excluding the changes in revenues resulting from acquisitions, net of a divestiture, and currency translation, revenues increased $3.0 million (2%). The increase was primarily the result of higher demand from customers in industrial markets, particularly petroleum, steel and cement, where the company believes rising commodity prices have enabled customers to increase purchasing.



<

>

                           THERMO ELECTRON CORPORATION

Third Quarter 2005 Compared With Third Quarter 2004 (continued)
---------------------------------------------------

       Operating income margin decreased to 8.9% in the third quarter of 2005 from 9.1% in the third quarter of 2004. The decrease in operating income margin resulted primarily from $1.9 million of higher restructuring and other costs and $0.6 million of higher amortization expense associated with acquisition-related intangible assets. These items were offset in part by price increases and, to a lesser extent, productivity improvements including cost reduction measures.

       In the third quarter of 2005, the segment recorded restructuring and other costs, net, of $4.1 million, including $3.5 million of cash costs, principally for severance and abandoned-facility costs (Note 11); and $0.6 million of charges to cost of revenues primarily for accelerated manufacturing depreciation on fixed assets that will be abandoned following a facility consolidation. In 2004, the segment recorded restructuring and other costs, net, of $2.2 million, including cash costs of $2.1 million, principally for severance. In addition, in 2004 the segment recorded charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition.

Other Income (Expense), Net
---------------------------

       The company reported other expense, net, of $2.8 million in the third quarter of 2005 and other income, net, of $2.5 million in the third quarter of 2004 (Note 4). Other income, net, includes interest income, interest expense, gain on investments, net, and other items, net. Interest income decreased to $2.2 million in 2005 from $2.5 million in 2004, primarily due to the use of cash to fund acquisitions. Interest expense increased to $8.3 million in 2005 from $2.7 million in 2004, as a result of debt used to partially fund the acquisition of Kendro and, to a lesser extent, higher rates associated with the company's variable rate debt.

       During the third quarter of 2005 and 2004, the company had gains on investments, net, of $2.7 million and $1.9 million, respectively. Following the sale of investments in the first nine months of 2005, the company does not expect to have material gains or losses from investments for the foreseeable future.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 31.6% and 31.3% in the third quarter of 2005 and 2004, respectively. In the third quarter of 2005, the United Kingdom enacted a tax law change, retroactive to March 15, 2005, that eliminates the U.K. tax benefit associated with interest expense from certain debt arrangements among subsidiaries if those debt arrangements lack business purpose. The company has estimated the extent to which its U.K. debt structures are affected by the new legislation. The company expects to meet with the U.K. Inland Revenue in the fourth quarter of 2005 to definitively resolve this matter. The ultimate outcome could differ from the company's current estimate. The company's estimate of the impact of the new legislation increased the effective tax rate for the third quarter of 2005 by 3.1 percentage points. After increasing its effective tax rate for the estimated effects of the new legislation on the third and the fourth quarter of 2005, the company estimates that its effective tax rate for all of 2005 will be approximately 29%. This estimate of the company's 2005 effective tax rate contains a benefit of 2.1 percentage points that remains potentially affected by the new legislation.

       The effective tax rate in 2004 includes an unfavorable adjustment relating to finalization of the tax on the sale of divested businesses, which increased the rate by 2.2 percentage points.

Contingent Liabilities
----------------------

       At October 1, 2005, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in either of the matters described in the first two paragraphs of Note 12 could materially affect the company's financial position as well as its results of operations and cash flows.

<

>

                           THERMO ELECTRON CORPORATION

Third Quarter 2005 Compared With Third Quarter 2004 (continued)
---------------------------------------------------

Discontinued Operations

       In the third quarter of 2005, the company recorded after-tax gains of $17.1 million from the disposal of discontinued operations, primarily its point of care and rapid diagnostics business, which it sold for $52.5 million in cash. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations.

       In the third quarter of 2004, the company recorded a gain on the sale of Spectra-Physics of $41.4 million, net of an income tax provision of $19.1 million. In the third quarter of 2004, the company's discontinued operations (Spectra-Physics) had revenues of $6.5 million and net loss of $0.9 million, for the 12-day period before the sale on July 16, 2004.

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

First Nine Months 2005 Compared With First Nine Months 2004
-----------------------------------------------------------

Continuing Operations

       Sales in the first nine months of 2005 were $1,892.2 million, an increase of $299.6 million (19%) from the first nine months of 2004. Sales increased $222.5 million (14%) due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $21.6 million (1%) in 2005. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $55.5 million (4%) due to a broad-based increase in demand in each of the company's principal businesses.


Operating Income Margin
                                                                                                            Nine Months Ended
                                                                                                         ------------------------
                                                                                                         October 1,    October 2,
                                                                                                               2005          2004
---------------------------------------------------------------------------------------------------------------------------------

Life and Laboratory Sciences                                                                                  11.2%         13.8%
Measurement and Control                                                                                        9.1%          8.7%

Consolidated                                                                                                   9.2%         10.8%


       Operating income was $175.0 million in the first nine months of 2005, compared with $171.5 million in the first nine months of 2004. Operating income increased due to higher sales including revenues from acquisitions, substantially offset by the items discussed below. Operating income margin decreased to 9.2% in 2005 from 10.8% in 2004. Operating income margin decreased primarily due to $36.6 million of higher amortization expense for acquisition-related intangible assets and $10.1 million of higher charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition. These factors were offset in part by higher profitability from the increase in revenues.

<

>

                           THERMO ELECTRON CORPORATION

First Nine Months 2005 Compared With First Nine Months 2004 (continued)
-----------------------------------------------------------


Life and Laboratory Sciences
                                                                                                     Nine Months Ended
                                                                                            ------------------------------------
                                                                                            October 1,     October 2,
(Dollars in thousands)                                                                            2005           2004     Change
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                    $1,396,814     $1,118,451      24.9%
Operating Income Margin                                                                          11.2%          13.8%      (2.6)

       Sales in the Life and Laboratory Sciences segment increased $278.4 million (25%) to $1,396.8 million in the first nine months of 2005. Sales increased $221.9 million (20%) primarily due to the acquisitions of Kendro in May 2005, Niton in March 2005, InnaPhase in September 2004 and USCS in April
2004, net of a product line divestiture. The favorable effects of currency translation resulted in an increase in revenues of $15.9 million (1%) in 2005.
Excluding the changes in revenues resulting from acquisitions, net of a divestiture, and currency translation, revenues increased $40.5 million (4%) primarily due to broad-based higher demand from life science and industrial customers combined with strong market response to new products.

       Operating income margin was 11.2% in the first nine months of 2005 and 13.8% in the first nine months of 2004. Operating income margin decreased due to $35.2 million of higher amortization expense associated with acquisition-related intangible assets. Operating income margin was also affected by restructuring and other costs, net, of $17.3 million in 2005 and $5.7 million in 2004, as discussed below. The margin decrease was offset in part by higher profitability due to increased revenues.

       In 2005, the segment recorded restructuring and other costs, net, of $17.3 million. The segment had $12.4 million of charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition. The segment incurred $7.1 million of cash costs, primarily for severance, abandoned facilities and relocation expenses in connection with the integration of Kendro with existing businesses; and a $1.7 million charge principally for the writedown of a building held for sale. These costs were offset by $3.9 million of net gains on the sale of four abandoned buildings (Note 11). In 2004, the segment recorded restructuring and other costs, net, of $5.7 million, including charges to cost of revenues of $2.9 million, primarily for the sale of inventories revalued at the date of acquisition, and $4.7 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses being consolidated. In addition, the segment recorded a gain of $2.6 million on the sale of a product line and a loss of $0.7 million from the sale of two abandoned buildings and the writedown of abandoned equipment.

Measurement and Control
                                                                                                      Nine Months Ended
                                                                                            ------------------------------------
                                                                                            October 1,     October 2,
(Dollars in thousands)                                                                            2005           2004     Change
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                      $495,426       $474,205       4.5%
Operating Income Margin                                                                           9.1%           8.7%       0.4


       Sales in the Measurement and Control segment increased $21.2 million (4%) to $495.4 million in the first nine months of 2005. The favorable effects of currency translation resulted in an increase in revenues of $5.6 million (1%) in 2005. Sales increased $0.6 million due to acquisitions, net of a divestiture. Excluding the changes in revenues resulting from currency translation and acquisitions, net of a divestiture, revenues increased $15.0 million (3%). The increase was primarily the result of higher demand from industrial customers, particularly from commodity markets including steel, petroleum and cement, and customers purchasing instruments for use in environmental and security applications.

<

>

                           THERMO ELECTRON CORPORATION

First Nine Months 2005 Compared With First Nine Months 2004 (continued)
-----------------------------------------------------------

       Operating income margin increased to 9.1% in the first nine months of 2005 from 8.7% in the first nine months of 2004. The increase in operating income margin resulted primarily from higher sales volumes, offset in part by $1.4 million of higher amortization expense associated with acquisition-related intangible assets and $2.7 million of higher restructuring and other costs, as discussed below.

       In the first nine months of 2005, the segment recorded restructuring and other costs, net, of $7.5 million, including $6.8 million of cash costs, principally for cost reduction measures including severance and facility consolidation costs (Note 11). In addition, the segment had $0.8 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets being abandoned due to real estate consolidations and a gain of $0.1 million on the sale of a product line. In 2004, the segment recorded restructuring and other costs, net, of $4.8 million, including cash costs of $4.5 million, principally for severance, abandoned facilities, and relocation expenses at businesses that were consolidated. In addition, the segment recorded charges of $0.1 million, primarily for the writedown of equipment at an abandoned facility, and charges to cost of revenues of $0.2 million for the sale of inventories revalued at the date of acquisition.

Other Income, Net
-----------------

       The company reported other income, net, of $26.1 million and $15.7 million in the first nine months of 2005 and 2004, respectively (Note 4). Interest income increased to $8.1 million in 2005 from $6.0 million in 2004, primarily due to higher invested cash balances following the sale of Spectra-Physics in July 2004 and, to a lesser extent, increased market interest rates, offset in part by cash used to fund acquisitions. Interest expense increased to $18.7 million in 2005 from $8.1 million in 2004 as a result of debt used to partially fund the Kendro acquisition and, to a lesser extent, higher rates associated with the company's variable rate debt.

       During the first nine months of 2005 and 2004, the company had gains on investments, net, of $34.8 million and $15.4 million, respectively. The gains included $28.9 million and $9.6 million in 2005 and 2004, respectively, from the sale of shares of Thoratec and a loss of $1.3 million in 2005 from the sale of shares of Newport in addition to other gains from the company's investment portfolio activity.

Provision for Income Taxes
--------------------------

       The company's effective tax rate was 28.9% and 29.0% in the first nine months of 2005 and 2004, respectively.

Discontinued Operations

       In the first nine months of 2005, the company recorded after-tax gains of $23.9 million from the disposal of discontinued operations. The gains arose from the sale of the company's point of care and rapid diagnostics business, the settlement of litigation, an increase in the net realizable value of an abandoned facility for which a sale agreement was reached and additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments (Note 13).

       In the third quarter of 2004, the company recorded a gain on the sale of Spectra-Physics of $41.4 million, net of an income tax provision of $19.1 million. In the first nine months of 2004, the company's discontinued operations (Spectra-Physics) had revenues of $118.9 million and net income of $43.0 million, including a tax benefit of $36.3 million. The company sold Spectra-Physics in July 2004.

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

<

>

                           THERMO ELECTRON CORPORATION

Liquidity and Capital Resources

First Nine Months 2005
----------------------

       Consolidated working capital was $530.9 million at October 1, 2005, compared with $890.9 million at December 31, 2004. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $202.1 million at October 1, 2005, compared with $512.3 million at December 31, 2004. The decreases result primarily from use of cash, cash equivalents, short-term available-for-sale investments and short-term debt to partially fund the Kendro acquisition.

       Cash provided by operating activities was $144.9 million during the first nine months of 2005, including $146.5 million provided by continuing operations and $1.6 million used by discontinued operations. The company used cash of $15.5 million to increase inventories, particularly mass spectrometry and spectroscopy instruments, for new product introductions and expansion of operations in China. A reduction in other current liabilities used $16.0 million of cash in the first nine months of 2005, primarily for income tax payments of which approximately $13 million arose from taxes on gains on the sale of investments. The company contributed $10.9 million of funding to a U.K. pension plan in June 2005 (Note
8). Payments for restructuring actions of the company's continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $13.9 million in the first nine months of 2005.

       In connection with restructuring actions undertaken by continuing operations, the company had accrued $15.4 million for restructuring costs at October 1, 2005. The company expects to pay approximately $7.7 million of this amount for severance primarily through 2005. The balance of $7.7 million will be paid for lease obligations over the remaining terms of the leases, with approximately 70% to be paid through 2006 and the remainder through 2012. In addition, at October 1, 2005, the company had accrued $5.3 million for acquisition expenses. Accrued acquisition expenses included $1.5 million of severance and relocation obligations, which the company expects to pay primarily through 2005. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

       During the first nine months of 2005, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included acquisitions and the purchase and sale of property, plant and equipment. The company expended $939.4 million, net of cash acquired, for the acquisitions of Niton, R&P, Kendro and Ionalytics (Note 2). The company expended $27.1 million for purchases of property, plant and equipment and had proceeds from the sale of property, principally abandoned real estate, of $10.0 million. Investing activities of the company's discontinued operations provided $65.0 million of cash in the first nine months of 2005, primarily from the sale of its point of care and rapid diagnostics business in September 2005 and the sale of a former operating facility in August 2005.

       The company's financing activities provided $422.1 million of cash during the first nine months of 2005, principally from the issuance of $250 million senior notes due in 2015 and a net increase in short-term borrowings of $155.7 million.

       The company repaid in full $570 million of borrowings under its bridge loan with cash and proceeds of new debt issuances described below. On May 27, 2005, the company issued $250 million aggregate principal amount of 5% senior notes (the Notes) due 2015, with an effective interest rate of 5.27% after including the impact of an interest swap arrangement. Under the Notes' Indenture, the company is subject to certain affirmative and negative covenants.

       Also on May 27, 2005, the company entered into an arrangement that provides the company an uncommitted line of credit of up to $250 million through a series of short-term money market loans funded on an ongoing basis in the secondary market. Such money market loans have maturity periods of overnight to 364 days and bear varying rates of interest based on the maturity date and market rate at the time of issuance. On May 27, 2005, the company borrowed $250 million through three short-term loans under the money market arrangement with maturities of one week to three months. As of October 1, 2005, the company had repaid the borrowings under this arrangement.

<

>

                           THERMO ELECTRON CORPORATION

First Nine Months 2005 (continued)
----------------------

       On June 30, 2005, the company entered into a five-year revolving credit facility with a bank group that provides up to 175 million euros. The facility carries interest at a Euribor rate plus 35 basis points. Under the facility, borrowings of one to six months duration may be drawn. The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-capital ratios. As of October 1, 2005, the company had outstanding borrowings under this facility of 132 million euros ($159 million) in two tranches with maturities of approximately one to three months and with a weighted average interest rate of 2.46%.

       The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2005, such expenditures will approximate $48 - $52 million. The company's contractual obligations and other commercial commitments did not change materially between December 31, 2004 and October 1, 2005.

       The company believes that its existing cash and short-term investments, future cash flow from operations, and available borrowings of up to $250 million under its existing 5-year revolving credit agreement will be sufficient to meet its capital requirements for the foreseeable future, including at least the next 24 months.

First Nine Months 2004
----------------------

       Cash provided by operating activities was $175.7 million during the first nine months of 2004, including $160.9 million provided by continuing operations and $14.8 million provided by discontinued operations. Payments for restructuring actions of the company's continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $18.3 million in the first nine months of 2004. Inventories increased $32.3 million, due in part to increased production of mass spectrometry and spectroscopy instruments in response to higher demand for these products. Cash provided by discontinued operations of $14.8 million principally represents the positive cash flow of Spectra-Physics, offset in part by payment of liabilities from businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

       During the first nine months of 2004, the primary investing activities of the company's continuing operations, excluding available-for-sale investment activities, included acquisitions for $144.1 million, net of cash acquired, and the purchase of property, plant and equipment. The company's continuing operations expended $32.6 million for purchases of property, plant and equipment and had proceeds from the sale of property of $4.0 million.

       The company's financing activities used $198.0 million of cash during the first nine months of 2004, principally for continuing operations. During the first nine months of 2004, the company's continuing operations received net proceeds of $47.2 million from the exercise of employee stock options. In addition, the company expended $231.5 million to repurchase 8.4 million shares of the company's common stock and $12.9 million to reduce short-term notes payable.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The company is exposed to market risk from changes in interest rates, currency exchange rates and equity prices, which could affect its results of operations and financial condition.

       The company increased its LIBOR-based and Euribor-based borrowings following the Kendro acquisition (Note 9). A 100-basis-point increase in 90-day LIBOR and Euribor at October 1, 2005 would increase the company's annual pre-tax interest expense by $1 million and $2 million, respectively.

<

>

                           THERMO ELECTRON CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk (continued)
-------------------------------------------------------------------

       During the second quarter of 2005, the company sold substantially all of its available-for-sale equity investments (Note 4). A 10% decrease in October 1, 2005 market equity prices would result in an immaterial impact on the net fair value of the company's remaining price sensitive equity financial instruments.

       Except as described above, the company's exposure to market risk from interest rates and currency exchange rates has not changed materially from its exposure at year-end 2004.

Item 4 - Controls and Procedures
--------------------------------

       The company's management, with the participation of the company's chief executive officer and chief financial officer, evaluated the effectiveness of the company's disclosure controls and procedures as of October 1, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company's disclosure controls and procedures as of October 1, 2005, the company's chief executive officer and chief financial officer concluded that, as of such date, the company's disclosure controls and procedures were effective at the reasonable assurance level.

       There have been no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended October 1, 2005, that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting. The company acquired Kendro on May 9, 2005 and is in the process of evaluating Kendro's internal control over financial reporting and will make changes where appropriate.

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

<

>

                           THERMO ELECTRON CORPORATION

Forward-looking Statements (continued)

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

       Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. Further, we may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business. For example, we will need to successfully integrate the Kendro business that we recently acquired in order to realize its anticipated cost savings and synergies.

       Moreover, we previously acquired several companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.94 billion as of October 1, 2005. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.


<

>

                           THERMO ELECTRON CORPORATION

PART II - OTHER INFORMATION

Item 6 - Exhibits
-----------------

Exhibit
Number            Description of Exhibit
-------           ----------------------

   3.1 Certificate of Amendment of Certificate of Designation of the Series B Junior Participating Preferred Stock of Thermo Electron Corporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated September 16, 2005 [File No. 1-8002] and incorporated in this document by reference).

   4.1 Rights Agreement, dated as of September 15, 2005, by and between Thermo Electron Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A, the Terms of Series B Junior Participating Preferred Stock, and as Exhibit B, the Form of Rights Certificate (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 16, 2005 [File No. 1-8002] and incorporated in this document by reference).

   4.2 Amendment No. 2 to the Rights Agreement, dated as of September 15, 2005, by and between Thermo Electron Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 16, 2005 [File No. 1-8002] and incorporated in this document by reference).

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



<

>

                           THERMO ELECTRON CORPORATION

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November 2005.

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

>

                           THERMO ELECTRON CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
--------------------------------------------------------------------------------

   3.1 Certificate of Amendment of Certificate of Designation of the Series B Junior Participating Preferred Stock of Thermo Electron Corporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated September 16, 2005 [File No. 1-8002] and incorporated in this document by reference).

   4.1 Rights Agreement, dated as of September 15, 2005, by and between Thermo Electron Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A, the Terms of Series B Junior Participating Preferred Stock, and as Exhibit B, the Form of Rights Certificate (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 16, 2005 [File No. 1-8002] and incorporated in this document by reference).

   4.2 Amendment No. 2 to the Rights Agreement, dated as of September 15, 2005, by and between Thermo Electron Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 16, 2005 [File No. 1-8002] and incorporated in this document by reference).

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