Form 10-K
period 2005-12-31
THERMO ELECTRON CORP
filed 2006-03-02
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8002
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts	02454-9046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
3 1/4% Subordinated Convertible Debentures due 2007	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this
Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 1, 2005, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $4,316,878,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on July 1, 2005).

As of January 27, 2006, the Registrant had 162,738,621 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Electron Corporation’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO ELECTRON CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Financial Statement Index

PART I

Item 1.	Business

General Development of Business

Thermo Electron Corporation (also referred to in this document as “Thermo Electron,” “we,” the “company,” or the “registrant”) is a world-wide provider of analytical instruments that enable customers to make the world a healthier, cleaner and safer place. We provide analytical instruments, scientific equipment, services and software solutions for life science, drug discovery, clinical, environmental and industrial laboratories, as well as for use in a variety of manufacturing processes and in-the-field applications including those associated with safety and homeland security.

In the late 1980s, Thermo Electron adopted a strategy of spinning out certain businesses into separate public subsidiaries in which we kept a majority ownership. By 1997, we had spun out 22 public entities serving many diverse markets. To simplify our structure, we announced in January 2000 a major reorganization that ultimately resulted in taking private all of our public subsidiaries, selling non-core businesses and spinning off our paper recycling and medical products businesses. As part of the reorganization, we divested of businesses with aggregate annual revenues of over $2 billion. This reorganization was substantially completed in February 2002, when we took private our last publicly traded subsidiary. In July 2004, we sold Spectra-Physics, Inc., our optical technologies segment (Note 16). The businesses spun off and sold have been accounted for as discontinued operations. The company’s continuing operations are comprised solely of its instrument businesses. Except where indicated, the information presented in this report pertains to our continuing operations.

Our current strategy is to drive internal growth by developing for our customers those products, services and solutions with the highest growth potential. In addition, we plan to augment that growth with strategic acquisitions that expand the reach of our technology and services by either rounding out our product lines or bringing them to new markets. Our strategy for growth also includes expanding our presence in developing geographic markets such as Asia, in particular China and India, where economic development is contributing to demand for our products. Our strategy is also to continue to improve productivity, enabling us to better serve our customers with improved products, technologies and complete integrated systems and services.

Thermo Electron is a Delaware corporation and was incorporated in 1956. The company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.

Forward-looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this report.

A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Part I, Item 1A.

Financial Statement Index

Business Segments and Products

We report our business in two principal segments: Life and Laboratory Sciences and Measurement and Control. For financial information about segments, including domestic and international operations and export sales, see Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

Life and Laboratory Sciences

We serve the pharmaceutical, biotechnology, academic, government and other research and industrial laboratory markets, as well as the clinical laboratory and healthcare industries, through our Life and Laboratory Sciences segment. This segment has four principal product groupings - Laboratory Equipment, Scientific Instruments, Informatics and Services, and Clinical Diagnostics - and provides products and integrated solutions for various scientific challenges that support many facets of life science research. Specifically, our Laboratory Equipment products consist primarily of sample preparation and handling equipment, our Scientific Instruments products include analytical instrumentation that analyzes the prepared samples, our Informatics and Services offerings include software interpretation tools and development support for the data generated by the instruments and our Clinical Diagnostics products and services are used by healthcare and other laboratories to prepare and analyze patient samples, such as blood.

We sell our products through a variety of distribution channels, which include our direct sales force, distributors, independent sales representatives, independent agents and catalogs. Generally, our more technically complex instruments and solutions are sold directly by our sales force and less sophisticated products are sold through distributors and catalogs.

Laboratory Equipment products and integrated solutions are used primarily by pharmaceutical companies for drug discovery and development, and by biotechnology companies and universities for life science research to advance the prevention and cure of diseases and enhance the quality of life.

We provide a broad range of equipment that is used for the preparation and preservation of chemical and biological samples, primarily for pharmaceutical, academic, clinical and government customers. Products include incubators that are used in biological experiments to allow growth of cells and organisms in optimal conditions of temperature, carbon dioxide and humidity as well as cold temperature storage equipment, ranging from laboratory refrigerators to freezers, ultra-low temperature freezers and cryopreservation storage tanks, which are used primarily for storing samples in a cold environment to protect from degradation. We also offer a range of centrifuges, which are used to separate biological matrices and inorganic materials. Our microcentrifuges are primarily used for the purification of nucleic acids in the molecular biology laboratory, our general use benchtop centrifuges are suitable for processing clinical samples such as blood and urine, and our floor models are used for large volume blood processing or in laboratories with high throughput needs. Our centrifugal vacuum concentrators assist researchers in evaporating organic solvents, acids and buffers from their samples and have a wide range of applications in preparations of deoxyribonucleic acid (DNA) oligomers and pharmaceutical compounds and our freeze dryers are used to lyophilize drugs, plants or tissues. Our biological safety cabinets enable technicians to handle samples without risk to themselves or their environment and without risk of cross contamination of samples. Equipped with filtered air ventilation, controlled laminar flow and an ultraviolet source, biological safety cabinets can be used for forensic analysis or bioterrorism research. Other products we provide to the laboratory include water baths and ovens for applications where temperature uniformity and control are critical. For sterilizing biological samples and laboratory tools we provide a range of stream sterilizers that are primarily used by pharmaceutical, clinical and academic customers. Our magnetic stirrers are offered in a wide range of different products, from cent-size cuvette stirrers to powerful 600-litre stirrers for the homogenization of liquid samples in almost any kind of laboratory. We also provide thermal cyclers for the amplification of nucleic acids by polymerase chain reaction (PCR) or reverse transcriptase-PCR (RT-PCR). In addition, our consumables, microtiter plates, pipettes and pipette tips provide accuracy and precision for liquid handling in a variety of industrial, academic, government and clinical laboratories. We also provide robotic arms, stackers and fully integrated automation systems that are used for purposes ranging from simple storage solutions to high throughput screening, primarily for drug discovery applications. In 2005, we introduced our new LeadStream product, an automated, integrated product for ADME/Tox (absorption, distribution, metabolism, excretion and toxicology) analysis for drug discovery applications. LeadStream, which combines our laboratory automation technology with our mass spectrometry systems, is designed to increase throughput and sample analysis time.

Financial Statement Index

      In May 2005, we purchased the Kendro Laboratories Products division of SPX Corporation for $836.6 million in cash, net of cash acquired. Kendro designs, manufactures, markets and services a wide range of laboratory equipment, including laboratory refrigerators, freezers and ultra-low temperature freezers, centrifuges, incubators, ovens, furnaces and sterilizers, for sample preparation, processing and storage used primarily in life sciences and drug discovery laboratories as well as clinical laboratories. The Kendro business expands our laboratory equipment offering in several areas such as super speed and ultra speed centrifugation. It also increases our field service capabilities.

Scientific Instruments analytical instrumentation products are used primarily in laboratory and industrial settings and incorporate a range of techniques, including mass spectrometry, chromatography and optical spectroscopy, and can be combined with a range of accessories, consumables, software, spectral reference databases, services and support, to provide a complete solution to the customer. Mass spectrometry is a technique for analyzing chemical compounds, individually or in complex mixtures, by forming gas phase charged ions that are then analyzed according to mass-to-charge ratios. In addition to molecular information, each discrete chemical compound generates a fragmentation pattern that provides structurally diagnostic information. Chromatography is a technique for separating, identifying and quantifying individual chemical components of substances based on physical and chemical characteristics specific to each component. Optical spectroscopy is a technique for analyzing individual chemical components of substances based on the absorption or emission of electromagnetic radiation of a specific wavelength of light, for example, visible (light), ultraviolet or infra-red.

In the life sciences market, we offer a line of mass spectrometers including ion traps, quadrupoles and hybrid mass spectrometers (MS), as well as liquid chromatographs (LCs) and columns, and hybrid multi-instrument combinations of these products as integrated solutions (LC-MS). These systems are tailored to meet the rigorous demands of lab professionals in applications such as drug discovery, life science research and analytical quantitation.

Ion Traps. The company’s ion trap mass spectrometer product line features a tiered portfolio to support a wide spectrum of analytical requirements. These instruments support applications ranging from compound identification and routine high performance liquid chromatography (HPLC) to sophisticated analysis of low-level components in complex biological matrices.

•
Finnigan LTQ FT™ – this hybrid MS system combines our most advanced ion trap and Fourier Transform (FT) Ion Cyclotron Resonance (ICR) technologies into a single instrument with superior analytical power and versatility. The system uniquely combines high resolution, accurate mass determinations and MSn (mass spectrometry to the nth power) for high-throughput analysis on a single instrument.

•
LTQ Orbitrap™– this novel hybrid MS system combines our most advanced ion trap with our new, patented Orbitrap technology. This system provides high resolution and accurate mass determinations over a broad dynamic range for the analysis of complex biological mixtures.

•
Finnigan LTQ™– this linear MS system, based on a 2-dimensional (2-D) linear ion trap design and incorporating patented innovative technologies and ease-of-use features, is primarily used for metabolic profiling and proteomics research.

Financial Statement Index

•	Finnigan LXQ™ – this linear MS system, based on a 2-D linear ion trap design, provides high-throughput performance for drug discovery, forensics and proteomics applications.
•
Finnigan LCQ™Deca XP MAX – this ion trap mass spectrometer is used primarily for rapid metabolite identification, peptide mapping and complex mixture analysis. It features the Ion Max™ source, an improved front-end ion source, which provides ruggedness and full scan sensitivity, making it a valuable tool for analysis of in-vivo and in-vitro samples.

•
Finnigan LCQ Advantage MAX – this ion trap mass spectrometer integrates the power of MS/MS with an LC system, boosting analytical power with library searchable MS/MS spectra for reliable compound identification. This instrument delivers high productivity for routine HPLC environments.

Triple Quadrupole MS. The company’s TSQ Quantum Series of mass spectrometers represents a highly advanced and powerful line of triple quadrupole mass spectrometers.

•
Finnigan TSQ™ Quantum Discovery MAX – this high-performance, ultra compact benchtop MS system incorporates innovative new technology for increased sensitivity, precision, ruggedness and reliability. It is principally designed for high-productivity environments such as environmental, clinical and drug discovery laboratories. With the Ion Max source, the Finnigan TSQ Quantum Discovery MAX addresses the need of these laboratories for more rugged and dependable LC/MS/MS to enable around-the-clock productivity.

•
Finnigan TSQ Quantum Ultra EMR – this MS offers higher resolution and an extended mass range (EMR) of up to 3000 Daltons. This extended mass range capability allows high-resolution analysis of a whole new class of biopolymers including peptides, polysaccharides and oligonucleotides. The system delivers a complete solution for the proteomics and large molecule research community.

•
The Finnigan TSQ Quantum Ultra – this MS is an advanced instrument used primarily for bioanalytical and environmental analysis. It features the Ion Max source with interchangeable electrospray ionization (ESI) and atmospheric pressure chemical ionization (APCI) probes and a wide aperture titanium skimmer for increased robustness and sensitivity.

In 2005, we expanded our mass spectrometry capabilities with the acquisition of Ionalytics Corporation, a developer of a patented, dynamic ion filtering device called FAIMS (Field Asymmetric Waveform Ion Mobility Spectrometry), which is used with mass spectrometers in bioanalysis, proteomics and drug discovery. When combined with liquid chromatography mass spectrometry (LC-MS), FAIMS technology helps resolve analytical method development challenges significantly faster and more easily, primarily by reducing chemical background noise, increasing throughput and improving detection limits.

A significant and growing application for our technology-driving mass spectrometers is proteomics, the study of proteins. Most drugs – about 90 percent – interact with proteins, so multi-instrument systems that can rapidly identify and quantify proteins are of increasing value to pharmaceutical and biotechnology customers. We continue to introduce new systems that address the breadth of primary analytical needs for high-throughput analysis and proteomics research, as well as for other growing life science areas such as:

•	Biomarkers – compounds which may be endogenous and signal the early onset of a specific disease.

•	ADME/Tox – Absorption, Distribution, Metabolism, Excretion and Toxicology studies that are conducted for drug discovery in support of human clinical trials.

•	Metabalomics – measurement of the real biochemical status, dynamics, interactions and regulation of whole systems or organisms at a molecular level.

Financial Statement Index

          The sensitivity of our Finnigan LTQ ion trap and the power of our Finnigan LTQ FT hybrid MS, particularly with the new vMALDI source, are being used to improve protein detection, and our SEQUEST® (registered trademark of the University of Washington) software provides higher sensitivity and accuracy for protein identification.

Thermo Electron also offers a broad range of advanced magnetic sector instrumentation for high resolution MS. This range also covers organic MS, gas isotope ratio MS and thermal ionization MS.

Liquid Chromatography. Our HPLC systems, such as the Finnigan Surveyor Plus™ and Finnigan SpectraSYSTEM, offer high throughput and sensitivity. They are sold as stand-alone instrumentation (HPLC) or as integrated systems with our mass spectrometers (LC-MS). The Finnigan Surveyor MSQ™ Plus is a single quadrupole LC-MS system used primarily in pharmaceutical laboratories as a detector, providing chromatographers the ability to run routine HPLC applications more efficiently. These products utilize our comprehensive line of HPLC columns, including HYPERSIL™ Gold, HyPurity™ and Aquasil columns.

Beyond the life sciences market, our chemical analysis instrumentation uses various separation and optical spectroscopy techniques to determine the elemental and molecular composition of a wide range of complex liquids and solids.

Gas Chromatography. Gas chromatography is a separation technique used in the analysis of complex samples in the form of gases. Thermo Electron’s high performance and reliable line of gas chromatographs (GCs) includes our Trace GC Ultra, a versatile laboratory GC with a full range of detectors, injectors, and valve systems, our FOCUS GC which is a single channel GC, our Trace GCxGC for analysis of target compounds in complex matrices, and autosamplers, including our TriPlus™ Autosampler, that provide a robotic sampling solution to a GC laboratory. We also offer chromatography data system software, detectors and various accessories such as GC columns to complete our gas phase chromatography offering.

Our GC offering is also incorporated into our GC mass spectrometry (GC-MS) product line, which pairs a mass spectrometer detector with a GC front end. Our Trace DSQ single quadrupole GC-MS is a system that provides a dual-stage mass filter. The PolarisQ Ion Trap MSn offers affordable tandem mass spectrometry at the sensitivity of GC-specific detectors. And our recently introduced DFS high resolution GC-MS system is a double-focusing sector MS for trace and target compound analysis with high resolution.

Elemental Analysis. Thermo Electron also offers a line of elemental analysis instrumentation used to analyze elements in liquid samples. This product line includes our combustion analyzers, S Series atomic absorption (AA) systems, inductively coupled plasma (ICP) spectrometers and X Series and Element2 ICP mass spectrometry (ICP-MS) systems. Environmental laboratories as well as clinical or toxicology laboratories often utilize these techniques, as well as many other industrial laboratories.

Thermo Electron provides a full range of instrumentation that also looks at the elemental analysis of solids, including our ARL arc spark product line based on optical emission spectroscopy (OES), our benchtop and standalone ARL X-ray fluorescence (XRF) systems for bulk analysis, our ARL X-ray diffractometry (XRD) systems, our X-ray microspectroscopy offering, the recently introduced glow discharge MS system and our Auger and X-ray photoelectron spectroscopy (XPS) systems for surface analysis.

With the acquisition of Niton LLC in March 2005, we expanded our product line to include our new Niton portable XRF analyzers product line. These portable elemental analyzers are state-of-the-art handheld instruments offering high performance analysis of metal alloys for positive material identification, scrap metal recycling, QA/QC and precious metals analysis, as well as analysis of soils and sediments, environmental monitoring, lead in paint assessment, geochemical mapping and coatings/plating analysis. The Niton Xli, XLp and XLt Series product lines are designed for the rapid on-site testing of metals for numerous industrial applications including mining, coatings, precious metals and powder samples.

Financial Statement Index

          Molecular Spectroscopy. Thermo Electron is also a market leader in analytical instrumentation involving spectroscopic analysis of molecular structures. Our Nicolet Series research grade Fourier transform infrared (FT-IR) and Nicolet 380 FT-IR systems provide a complete analytical offering in FT-IR spectroscopy, from routine QA/QC applications to advanced research work across many industries. Thermo Electron has built on this technology with a broad range of IR spectroscopy and imaging systems such as its Continuum XL and Centaurus IR microscope systems. Complementing FT-IR analysis capabilities, we also offer dispersive and FT-Raman systems for additional vibrational spectroscopic analysis for large samples or analysis down to a single micron. Thermo Electron also designs, manufactures and markets visible and UV-visible spectrophotometers.

Customers for Thermo Electron’s chemical analysis instrumentation include environmental, pharmaceutical, polymer, petrochemical, food, semiconductor, energy, coatings, geological, steel and basic material producers, who frequently use these instruments for quality assurance and quality control applications, primarily in a laboratory.

Informatics and Services offerings include laboratory information management systems (LIMS), chromatography data systems, database analytical tools and instrument integration solutions for customers in regulated and nonregulated industries such as pharmaceuticals, biotechnology, petrochemicals, chemicals and food and beverage. We also provide desktop spectroscopy software for data processing, data management, 3-D data viewing, spectral reference databases and chemometrics. Each of these software systems is critical to regulatory compliance because they facilitate the monitoring and analysis of samples by storing and organizing the massive amounts of analytical data gathered in laboratories, industrial settings and clinical-testing sites. To support our global installations, we provide implementation, validation, training, maintenance and support from our large globally-based informatics services network.

In 2005, we expanded our LIMS offering with the launch of Darwin LIMS™, a commercial-off-the-shelf (COTS) solution designed specifically for pharmaceutical research and development and quality assurance/quality control. Darwin is a continuation of Thermo’s strategy to develop COTS solutions that provide application-specific, purpose-built functionality in software targeted for certain industries. This is an outgrowth of Thermo’s September 2004 acquisition of InnaPhase Corporation, a supplier of application-oriented LIMS software solutions for the pharmaceutical and biotechnology markets.

Our portfolio also includes SampleManager, an enterprise LIMS used in laboratories at leading companies in the pharmaceutical, oil and gas, environmental, chemical and food and beverage industries; Watson™ LIMS, for pharmaceutical bioanalytical laboratories; Galileo™ LIMS, designed specifically for ADME and in-vitro testing in early drug discovery and development; Nautilus LIMS, used by leading biotechnology laboratories because of its application-specific functionality and configurability; and Darwin LIMS for pharmaceutical manufacturing R&D and QA/QC. In addition, we market the Atlas chromatography data system, a multi-industry enterprise-class system that is tightly integrated with our LIMS solutions for greater accuracy and consistent reporting of shared data. Our Enterprise Pharmacology (EP) Series™ and Kinetica™ database analytical tools are used in pharmacokinetics and pharmacodynamics and our GRAMS/AI is a comprehensive desk-top spectroscopy data processing and management solution.

Our informatics portfolio also includes Retriever™, a web-based data extraction, presentation and reporting solution allowing secure access to laboratory data, regardless of the original data system and Migration Agent, a professional services-driven process that includes software tools for low-risk, effective data migration to facilitate a successful transition to a new or upgraded LIMS solution.

We also provide a global services network of experienced consultants that provide a broad range of services focused on the successful implementation of our customers’ projects. These services include project planning, management of user workshops, defining business requirements, milestone delivery, systems integration, workflow modeling and validation consultancy.

Financial Statement Index

          Furthering our strategy to become the most comprehensive service provider to scientific laboratories, we acquired Laboratory Management Systems, Inc. (LMSi) in November 2003, US Counseling Services, Inc. (USCS) in April 2004 and our biorepository services business in May 2005 as part of the acquisition of the Kendro Laboratory Products division of SPX Corporation. LMSi provides multi-vendor laboratory instrument services, including instrument qualifications, preventive and corrective maintenance, validation, regulatory compliance and metrology. USCS is a leader in instrument/equipment asset management services in the life and laboratory sciences and healthcare industries as well as the U.S. government, with solutions that deliver instrument and equipment maintenance management, physical inventory tracking and enterprise-wide maintenance reporting to help customers improve the cost/performance of their instrumentation, equipment and facilities. Thermo’s biorepository business, formerly the Cryonix division of Kendro Laboratory Products, has a 15 year history of providing repository services for pharmaceutical, biotechnology, university, government, clinical and blood processing customers. Our biorepository services business stores millions of customer samples at six commercial sites in the United States and the United Kingdom. Additional services include inventory management, validation, business continuity, repository management and transportation capabilities resulting in a complete cold chain sample management solution.

These strategic acquisitions have solidified Thermo’s presence as a leading provider of enterprise wide maintenance services, known as LIFECYCLE Asset Management Services. This portfolio includes managed maintenance, multi-vendor and biorepository services and is one of the broadest such offerings available to the life science and healthcare industries, as well as to the government. Life and laboratory science customers, including several of the leading pharmaceutical and chemical companies, use Thermo’s LIFECYCLE Asset Management Services to optimize the cost and performance of their laboratory assets from acquisition to disposition. In addition to demonstrated cost savings, customers benefit from improved productivity and enhanced compliance through an integrated asset management solution.

Clinical Diagnostics products and services are used by healthcare laboratories in hospitals, academic and research institutes to prepare and analyze patient samples, such as blood, urine, body fluids or tissue sections, to detect and diagnose diseases, such as cancer.

Our Clinical Chemistry and Automation Systems include clinical chemistry analyzers and reagents to analyze and measure routine blood and urine chemistry, such as glucose and cholesterol; and advanced testing for specific proteins, therapeutic drug monitoring and drugs of abuse. Our diagnostics test range currently covers approximately 80 different validated methods. We also provide pre- and post-analytical automation for preparation of blood specimens before and after analysis. In other analytical laboratory fields, our reagents and automated photometric analyzers are used for colorimetric and enzymatic analysis and quality control in food and beverages, wine and pharmaceutical processes. In addition to our own sales channels, our clinical chemistry and automation systems are distributed by some of the leading diagnostic manufacturers, such as Diagnostic Products Corporation (DPC) and Ortho-Clinical Diagnostics (OCD).

Our Anatomical Pathology products include cytocentrifuges for cell preparation of body fluids; tissue processors for preparation of tissue samples; cassette and slide labelers for identifying specimens; microtomes for sectioning of processed tissues; and slide stainers to highlight abnormal cells for microscopic examination and diagnosis. The Shandon Cytospin™ 4 Cytocentrifuge uses low-speed centrifugation technology to concentrate and deposit a thin layer of cells onto a microscope slide to ensure better cell capture and better preservation of cell morphology. The Shandon Excelsior™ provides a fully automatic solution for tissue processing and reagent storage/handling. For efficient handling and accurate identification of histology and cytology specimens, we offer a comprehensive line of cassette and slide labelers including the new Shandon Laser MicroWriter™ developed specifically for anatomical pathology. The Laser MicroWriter prints 1D and 2D barcodes, text, logos and graphics in 26 different fonts at a speed of 1 to 2 seconds per slide and is designed to handle high volume workloads in clinical or research laboratories. Other histology products include the new Shandon Finesse™ + line of microtomes for paraffin or resin sectioning, the Shandon Cryotome™ Series of cryostats for frozen sections and the Shandon Varistain™ line of slide stainers for cell morphology highlights. In addition, we supply a complete line of ventilated workstations, dissecting tables, autopsy sinks and cadaver storage for forensic investigation and morgue facilities.

Financial Statement Index

Measurement and Control

Our Measurement and Control segment serves industrial markets and governmental agencies by providing products, solutions and services for process control and optimization, and for environmental monitoring, safety and security. Our products enable customers to increase quality, improve productivity, ensure worker safety and improve environmental protection and regulatory compliance. In addition, we offer a comprehensive range of fixed and portable chemical-, radiation- and explosives-detection instruments to help ensure the safety of public places and people. This segment has two principal product groupings, Process Instruments and Environmental Instruments.

We sell our products through a variety of distribution channels, which include our direct sales force, distributors, independent sales representatives, independent agents and catalogs to end-users and original equipment manufacturers. Generally, our more technically complex instruments and solutions are sold directly by our sales force and less sophisticated products are sold through distributors and catalogs.

Process Instruments include online instrumentation products, solutions and services that provide regulatory inspection, quality control, package integrity, process measurements, precise temperature control, physical, elemental and compositional analysis, surface and thickness measurements, remote communications, and flow and blend optimization. We serve a variety of industries, such as oil and gas, petrochemical, pharmaceutical, food and beverage, consumer products, power-generation, metal, cement, minerals and mining, semiconductor, polymer, coatings and adhesives manufacturers, water and wastewater treatment facilities and pulp and paper manufacturers. Our Process Instruments include five principal product lines: compliance testing, control technologies, materials and minerals, process systems and weighing and inspection.

Through our control technologies product line we are a leading manufacturer of precision temperature control, material characterization and compliance test systems for the global industrial and laboratory markets. The temperature-control product line includes the NESLAB™ and HAAKE™ lines of heated/refrigerated circulating baths, immersion coolers and re-circulating chillers. Customers use these products to control highly critical manufacturing processes, such as semiconductor manufacturing operations or pharmaceutical-grade extrusion lines. We provide material characterization instruments that help our customers analyze materials for viscosity, surface tension and thermal properties. For instance, our Haake-MARS™ and Haake-POLYLAB™ products accurately and flexibly measure a wide range of rheological properties in the lab and in process applications. Our Compliance Test Solutions business manufactures testing instrumentation under the KeyTek brand based on “pulsed EMI (Electromagnetic Interference) technology.” This business provides electronic components and systems testing solutions for OEMs and independent testing labs. Our testing products and solutions are capable of testing EMC (Electromagnetic Compatibility) and ESD (Electrostatic Discharge) at the systems and discrete package levels to assist our customers in complying with various industry standards.

Our materials and minerals products include online bulk material analysis systems, such as the CBX™ and CQM™ products, and use proprietary, ultrahigh-speed, non-invasive measurement technologies that use neutron activation and measurement of gamma rays to analyze, in real time, the physical and chemical properties of streams of raw materials. These products are used in the coal, cement, minerals and other bulk material handling applications to analyze entire streams of material and eliminate the need for off-line sampling, which can add production time, waste and cost. Our analyzer products coupled with material-handling products help our customers optimally blend raw feed streams to control sulfur and ash in coal-fired power plants. We also provide systems, such as the Radiometrie™ line of products, to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as metal strip, plastics, foil, rubber, glass, paper and other web-type products. These gauging products use ionizing and non-ionizing technologies to perform high-speed, real-time, non-invasive measurements.

Financial Statement Index

Our process systems help oil and gas, refining, petrochemical, electric-utility and other customers optimize their processes. Our instruments provide measurement and sensor systems to improve efficiency, provide process and quality control, maintain regulatory compliance and increase worker safety. For instance, our gas flow computers support custody transfer applications in the production and transmission of natural gas; our KRIL™ level and interface detection products are used in extremely harsh coker applications for petroleum refining; and our VG Prima™ line of process mass spectrometers help our customers detect minute constituents in process gases. These systems provide real-time direct and remote data collection, analysis and local control functions using a variety of technologies, including radiation, radar, ultrasonic and vibration measurement principles, gas chromatography and mass spectrometry. Our SOLA™ line of products, based on pulsed UV fluorescence technology, is the leading online sulfur analyzer used by refiners to bring clean fuels to consumers.

Our weighing and inspection products serve the food and beverage, pharmaceutical packaging and bulk material handling industries. For the food and beverage and pharmaceutical markets, we provide solutions to help our customers attain safety and quality standards. Based on a variety of technologies, such as X-ray imaging and ultratrace chemical detection, our products are used to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts. For example, our DSP™ line of metal detectors uses non-invasive, high-speed, flux technology to inspect packaged products; our AC line of checkweighers is used to weigh packages on high-speed packaging lines; our InScan™ line uses X-ray imaging to enable our customers to inspect canned or bottled beverages at very high speed; and the PureAqua™ line provides online-sniffing technology to inspect recycled bottles for traces of contaminants before refilling. We also provide bulk material handling products such as belt-scales, flow meters, safety switches and contamination detectors to enable solids-flow-monitoring, level measurements, personnel safety, spillage prevention and contamination detection for a wide variety of processing applications in the food, minerals, coal, cement and other bulk solids handling markets.

Environmental Instruments include portable and fixed instrumentation used to help our customers protect people and the environment, with particular focus on environmental compliance, product quality, worker safety, process efficiency and security. Key end markets include fossil fuel and nuclear-powered electric generation facilities, federal and state agencies such as the Environmental Protection Agency (EPA) and first responders such as the New York Police Department, national laboratories such as Los Alamos, general commercial and academic laboratories, transportation security for sites such as ports and airports and other industrial markets such as pulp and paper and petrochemical. Our instrumentation is used in four primary applications: air quality monitoring and gas detection, water quality and aqueous solutions analysis, radiation measurement and protection, and explosives detection.

We are a leader in air quality instruments for ambient air and continuous emissions monitoring. Primary markets and customers include environmental regulatory agencies, emissions generating industries such as power generation and pulp and paper, first responders and industrial customers with Occupational Safety and Health Administration-related gas detection requirements. Our instruments utilize a variety of leading analytical techniques, such as chemiluminescence, which uses the light emission from chemical reactions to detect common air pollutants such as nitrogen dioxide at the parts per trillion level. The iSeries™ family of analyzers uses various optical detection technologies to monitor parts per billion levels of regulated pollutants, such as ground level ozone and sulfur dioxide. The TEOM™ series of continuous particulate monitors utilizes a patented measurement technology to detect airborne particle matter with high sensitivity in a brief time period. This monitoring capability allows the U.S. EPA and worldwide monitoring networks to provide the public with web based access to the concentration levels of the particulate matter of most concern to people most susceptible to respiratory conditions (such as the elderly and young children). Further, state and federal environmental agencies, as well as environmental compliance officers at facilities that generate emissions into the air, use our stack gas monitoring systems to ensure that governmentally mandated standards are being met. The recent introduction of our Mercury Freedom™ System for the continuous emissions monitoring of total gaseous mercury from coal fired power plants enables the U.S. power generation industry to monitor compliance with the new regulations mandating the measurement of mercury, which will become effective in 2009. Our industrial hygiene products measure toxic gases such as carbon monoxide and hydrogen sulfide and hazardous chemicals such as benzene. The instruments range from hand-held monitors that are used at hazardous waste sites for remediation activities, to general-purpose portable products for personnel exposure monitoring, to sophisticated fixed systems in industrial facilities for early warning of unsafe combustible and toxic gas concentrations. In addition to these core applications, our product portfolio includes particulate monitoring instruments and leak detection monitors.

Financial Statement Index

Our water analysis products are recognized as an industry leader for high quality meters, electrodes and solutions for the measurement of pH, ions, conductivity and dissolved oxygen. Marketed under the Orion™ product name, our products are sold across a broad range of industries for a variety of laboratory, field and process applications. Based on electrochemical sensing technology, these products are used wherever the quality of water and water-based products is critical. Primary applications include quality assurance, environmental testing and regulatory compliance in end markets such as general laboratories, life science, water and wastewater, food and beverage, chemical, pharmaceutical and power-generation.

Our radiation measurement and protection instruments are used to monitor, detect and identify specific forms of radiation in nuclear power, environmental, industrial, medical and security applications. For example, power- generation facilities distribute our Mark II™ electronic pocket-calculator sized personal dosimeters to employees who work in areas that may expose them to radiation to capture the legal dose of record to which they are daily exposed. In addition, our customers use contamination monitors, such as our PCM2™, in at-risk locations around their facilities to monitor radiation. A variety of our detectors, such as the Surveyor 2000™, are used to monitor radiation levels and dosage using gross gamma detection technologies. Our product portfolio includes hand-held survey meters and vehicle and pedestrian portals used to stop illicit transport of radioactive material. Environmental and contamination monitors are used by nuclear power plants to ensure worker safety.

Our security instruments and systems include a comprehensive range of stationary and portable instruments used for chemical, radiation and trace explosives detection. These instruments are based upon analytical technologies used in our core markets that we have refined for the specific needs of the security market, including key customers like the Department of Homeland Security, the Department of Defense, the Department of Energy and first responders. Our instruments are used for the detection and prevention of terrorist acts at airports, embassies, cargo facilities, border crossings and other high-threat facilities, as well as at major events such as the Olympics. For example, the EGIS™ System is designed to identify explosives so that they can be intercepted before being taken to their intended destination, whether it is an airplane, building, or other target. EGIS is currently being used to screen checked and carry-on baggage, packages and personnel at airports, buildings, military bases and embassies. EGIS utilizes separation and detection technologies identical to those used in advanced forensic laboratories worldwide: gas chromatography combined with chemiluminescent detection. The Transportation Security Administration (TSA) has approved the EGIS System in accordance with TSA’s trace explosive detection standards, and has placed these technologies on its Qualified Vendor List for trace explosive detection systems. EGIS and our other instruments are also used by first responders, hazardous material teams and forensics labs in response to a terrorist event.

New Products and Research and Development

Our business includes the development and introduction of new products and may include entry into new business segments. We are not currently committed to any new products that require the investment of a material amount of our funds, nor do we have any definitive plans to enter new businesses that would require such an investment.

During 2005, 2004 and 2003, we spent $152.8 million, $134.7 million and $128.0 million, respectively, on research and development.

Financial Statement Index

Raw Materials

Our management team believes that we have a readily available supply of raw materials for all of our significant products from various sources. We do not anticipate any difficulties obtaining the raw materials essential to our business.

Patents, Licenses and Trademarks

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

Seasonal Influences

Revenues in the fourth calendar quarter are historically stronger than in the other quarters due to capital spending patterns of industrial, pharmaceutical and government customers.

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

Backlog

Our backlog of firm orders at year-end 2005 and 2004 was as follows:

	2005	2004
	(In thousands)

Life and Laboratory Sciences	$401,927	$339,662
Measurement and Control	126,155	127,329

	$528,082	$466,991

          We believe that virtually all of our backlog at the end of 2005 will be filled during 2006. The increase in backlog in 2005 in the Life and Laboratory Sciences segment is due to acquisitions and, to a lesser extent, increased demand, offset in part by the impact of currency translation.

Financial Statement Index

Government Contracts

Although the company transacts business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the company’s financial results.

Competition

General

The company encounters aggressive and able competition in virtually all of the markets we serve. Because of the diversity of our products and services, we face many different types of competitors and competition. Our competitors range from large organizations that produce a comprehensive array of products and services for a variety of markets to small organizations producing a limited number of products and services for specialized markets. In general, competitive climates in the markets we serve are characterized by changing technology and customer demands that require continuing research and development. Our success in these markets primarily depends on five factors:

•	technical performance and advances in technology that result in new products and improved price/performance ratios;

•	our reputation among customers as a quality provider of products and services;

•	customer service and support;

•	active research and application-development programs; and

•	relative prices of our products and services.

Life and Laboratory Sciences

Laboratory Equipment. In the markets for these products, our principal competitors include Eppendorf AG; Gilson, Inc.; Tecan Group Ltd.; PerkinElmer, Inc.; Molecular Devices Corp.; Sanyo Electric Biomedical Co. (a subsidiary of Sanyo Electric Co.); New Brunswick Scientific Co., Inc.; Nuaire, Inc.; Beckman Coulter, Inc.; Fisher Scientific International Inc.; The Baker Company; and Sheldon Mfg. Inc.

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

Clinical Diagnostics. In the markets for these products, our principal competitors include Leica Microsystems a subsidiary of Danaher Corporation; Sakura Finetechnical Co., Ltd.; Becton, Dickinson and Company; Apogent Technologies Inc. (a subsidiary of Fisher Scientific International Inc.); and Roche Diagnostics (a division of F. Hoffmann-La Roche A.G.).

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

Financial Statement Index

Environmental Instruments. In the markets for these products, our principal competitors include Mettler-Toledo; Horiba Instruments Inc.; Fisher-Rosemount; Danaher Corporation; Teledyne Advanced Pollution Instrumentation, Inc.; RAE Systems Inc.; Canberra Industries, Inc.; MGP Instruments, Inc.; GE Interlogix Inc. (a subsidiary of General Electric Company); and Smiths Group PLC.

Environmental Protection Regulations

Complying with federal, state and local environmental protection regulations should not significantly affect our capital spending, earnings or competitive position.

Number of Employees

As of December 31, 2005, we had approximately 11,500 employees.

Financial Information About Geographic Areas

Financial information about geographic areas is summarized in Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

Available Information

The company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Also, the SEC maintains a Web site that contains reports, proxy and information statements and other information that issuers, including the company, file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on or through our own Web site at www.thermo.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 81 Wyman Street, Waltham, Massachusetts 02451.

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marijn E. Dekkers	48	President and Chief Executive Officer (2000)
Marc N. Casper	37	Senior Vice President (2001)
Guy Broadbent	42	Vice President; President, Laboratory Equipment (2001)
Seth H. Hoogasian	51	Vice President, General Counsel and Secretary (2001)
Stephen G. Sheehan	50	Vice President, Human Resources (2003)
Peter M. Wilver	46	Vice President and Chief Financial Officer (2003)
Peter E. Hornstra	46	Corporate Controller and Chief Accounting Officer (2001)

Mr. Dekkers was appointed Chief Executive Officer in November 2002 and President in July 2000. He was Chief Operating Officer from July 2000 to November 2002.

Mr. Casper was appointed Senior Vice President of Thermo Electron in December 2003. He was President, Life and Laboratory Sciences from December 2001 to March 2005. He was Vice President of Thermo Electron from December 2001 to December 2003. From July 2000 to July 2001, Mr. Casper was president and chief executive officer of Kendro Laboratory Products, a life sciences company that provides sample-preparation and processing equipment and that was acquired by the company in May 2005.

Financial Statement Index

Mr. Broadbent was appointed President, Laboratory Equipment in November 2004 and Vice President of Thermo Electron in January 2001. He was President, Spectra-Physics Division from December 2003 to July 2004 and was President, Optical Technologies from October 2000 to December 2003.

Mr. Hoogasian was appointed Secretary in 2001, Vice President in 1996 and General Counsel in 1992.

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

Mr. Hornstra was appointed Chief Accounting Officer in January 2001 and Corporate Controller in 1996.

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 3.

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

Development of our products requires significant investment; our products and technologies could become uncompetitive or obsolete. Our customers use many of our products to develop, test and manufacture their own products. As a result, we must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. If we fail to adequately predict our customers’ needs and future activities, we may invest heavily in research and development of products and services that do not lead to significant revenue.

Many of our existing products and those under development are technologically innovative and require significant planning, design, development and testing at the technological, product and manufacturing-process levels. These activities require us to make significant investments.

Products in our markets undergo rapid and significant technological change because of quickly changing industry standards and the introduction of new products and technologies that make existing products and technologies uncompetitive or obsolete. Our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can. The products that we are currently developing, or those we will develop in the future, may not be technologically feasible or accepted by the marketplace, and our products or technologies could become uncompetitive or obsolete.

Financial Statement Index

It may be difficult for us to implement our strategies for improving internal growth. Some of the markets in which we compete have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:

•	finding new markets for our products;

•	developing new applications for our technologies;

•	combining sales and marketing operations in appropriate markets to compete more effectively;

•	allocating research and development funding to products with higher growth prospects;

•	continuing key customer initiatives;

•	expanding our service offerings;

•	strengthening our presence in selected geographic markets; and

•	continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our breadth in product offerings.

We may not be able to successfully implement these strategies, and these strategies may not result in the growth of our business.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result. We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could materially adversely affect our business and results of operations.

We also rely on trade secrets and proprietary know-how with which we seek to protect our products, in part, by confidentiality agreements with our collaborators, employees and consultants. These agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors.

Financial Statement Index

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

Our results could be impacted if we are unable to realize potential future benefits from new productivity initiatives. We continue to pursue practical process improvement (PPI) programs and other cost saving initiatives at our locations which are designed to further enhance our productivity, efficiency and customer satisfaction. While we anticipate continued benefits from these initiatives, future benefits are expected to be fewer and smaller in size and may be more difficult to achieve.

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

Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business in 2006 and beyond, resulting in:

•	reduced demand for some of our products;

•	increased rate of order cancellations or delays;

•	increased risk of excess and obsolete inventories;

•	increased pressure on the prices for our products and services; and

•	greater difficulty in collecting accounts receivable.

Changes in governmental regulations may reduce demand for our products or increase our expenses. We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products or increase our expenses. For example, many of our instruments are marketed to the pharmaceutical industry for use in discovering and developing drugs. Changes in the U.S. Food and Drug Administration’s regulation of the drug discovery and development process could have an adverse effect on the demand for these products.

Financial Statement Index

If any of our security products fail to detect explosives or radiation, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage. The products sold by our environmental instruments division include a comprehensive range of fixed and portable instruments used for chemical, radiation and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings and other high-threat facilities for the detection and prevention of terrorist acts. If any of these products were to malfunction, it is possible that explosive or radioactive material could pass through the product undetected, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Although we carry product liability insurance, we cannot be certain that our current insurance will be sufficient to cover these claims or that it can be maintained on acceptable terms, if at all.

Our branding strategy could be unsuccessful. We historically operated our business largely as autonomous, unaffiliated companies, and as a result, each of our businesses independently created and developed its own brand names. Our marketing and branding strategy transitions multiple, unrelated brands to one brand, Thermo Electron. Several of our former brands such as Finnigan and Nicolet commanded strong market recognition and customer loyalty. We believe the transition to the one brand enhances and strengthens our collective brand image and brand awareness across the entire company. Our success in promoting our brand depends on many factors, including effective communication of the transition to our customers, acceptance and recognition by customers of this brand and successful execution of the branding campaign by our marketing and sales teams. If we are not successful with this strategy, we may experience erosion in our product recognition, brand image and customer loyalty and a decrease in demand for our products.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.97 billion as of December 31, 2005. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

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

Financial Statement Index

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2005, our international revenues from continuing operations, including export revenues from the United States, accounted for approximately 58% of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2005, currency translation had an unfavorable effect on revenues of our continuing operations of $4.5 million due to a strengthening of the U.S. dollar relative to other currencies in which the company sells products and services. In 2004, currency translation had a favorable effect on revenues of our continuing operations of $92.1 million due to weakening of the U.S. dollar.

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers. We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

Unforeseen problems with the implementation and maintenance of our information systems could interfere with our operations. As a part of the effort to upgrade our current information systems, we are implementing new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.

As of December 31, 2005, we had approximately $598.8 million in outstanding indebtedness.

We have $250 million in additional borrowing capacity available to us under our revolving credit facility and $83 million available under our euro facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions.

Financial Statement Index

Our ability to satisfy our obligations depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures. We may not be able to obtain additional financing on terms acceptable to us or at all.

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The financial covenants in our U.S. dollar revolving credit facility and euro facility include interest coverage and debt-to-capital ratios. Specifically, the company agrees that, so long as the commitments remain in effect or any loan or other amount is outstanding under the loan agreements, it will not permit (as the following terms are defined in the loan agreements):

•	the Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) for any period of four consecutive fiscal quarters to be less than 3.25:1.00; or

•	the Consolidated Total Debt to Consolidated Total Capitalization ratio at the end of any fiscal quarter to be greater than 0.50:1.00.

Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates and interest rates.

Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. Also, an acceleration of the debt under one of our debt instruments would trigger an event of default under other of our debt instruments.

Earthquakes could disrupt our operations in California. One of the company’s principal operations, which manufactures analytical instruments, is located in San Jose, a region near major California earthquake faults. Our operating results could be materially affected in the event of a major earthquake.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The location and general character of our principal properties by segment as of December 31, 2005, are as follows:

Life and Laboratory Sciences

We own approximately 1,891,000 square feet of office, engineering, laboratory and production space, principally in Ohio, Wisconsin, California, Texas and Pennsylvania within the U.S., and in Germany, Italy, Switzerland and France. We lease approximately 2,168,000 square feet of office, engineering, laboratory and production space, principally in Massachusetts, North Carolina, Maryland and Pennsylvania within the U.S., and in Finland, England, France, China and Germany, under various leases that expire between 2006 and 2050.

Measurement and Control

We own approximately 700,000 square feet of office, engineering, laboratory and production space, principally in New Hampshire, Minnesota and New Mexico within the U.S., and in Germany and England. We lease approximately 786,000 square feet of office, engineering, laboratory and production space, principally in Massachusetts, Texas and New York within the U.S., and in England and Australia, under various leases that expire between 2006 and 2015.

Financial Statement Index

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

On September 3, 2004, Applera Corporation, MDS Inc. and Applied Biosystems/MDS Scientific Instruments filed a complaint against the company in U.S. District Court for the District of Delaware, Civil Action No. 04-1230-GMS. These plaintiffs allege that the company’s mass spectrometer systems, including its triple quadrupole and certain of its ion trap systems, infringe U.S. patent number 4,963,736 entitled “Mass Spectrometer and Method and Improved Ion Transmission.” The plaintiffs seek damages, including treble damages for alleged willful infringement, attorneys’ fees, prejudgment interest and injunctive relief. An unfavorable outcome could have a material adverse impact on the company’s financial position, results of operations and cash flows.

On December 8, 2004 and February 23, 2005, the company asserted in two lawsuits in the same Delaware court, that one or more of the plaintiffs in the above action infringe two patents of the company (U.S. patent number 5,385,654 entitled “Controlled Temperature Anion Separation by Capillary Electrophoresis” and U.S. patent number 6,528,784 entitled “Mass Spectrometer System Including a Double Ion Guide Interface and Method of Operation”).
The lawsuits brought by the company seek relief similar to that being sought by the plaintiffs.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during our 2005 fourth fiscal quarter.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2005 and 2004, as reported in the consolidated transaction reporting system.

	2005		2004
	High	Low	High	Low

First Quarter	$29.99	$24.89	$29.33	$25.03
Second Quarter	27.20	24.24	31.00	27.81
Third Quarter	30.90	26.70	29.45	24.21
Fourth Quarter	31.78	29.53	30.88	26.20

Holders of Common Stock

As of January 27, 2006, the company had 8,898 holders of record of its common stock. This does not include holdings in street or nominee names.

Financial Statement Index

Dividend Policy

The company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Payment of dividends will rest within the discretion of the company’s Board of Directors and will depend upon, among other factors, the company’s earnings, capital requirements and financial condition.

Issuer Purchases of Equity Securities

The company did not repurchase any of its debt or equity securities during the fourth quarter of 2005.

Item 6.	Selected Financial Data

	2005 (a)	2004 (b)	2003 (c)	2002 (d)	2001 (e)
(In millions except per share amounts)
Statement of Operations Data
Revenues	$2,633.0	$2,206.0	$1,899.4	$1,849.4	$1,916.2
Operating Income	263.5	237.5	187.4	169.9	82.4
Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	198.3	218.4	175.2	203.4	76.0
Income Before Cumulative Effect of Change in Accounting Principle	223.2	361.8	200.0	309.7	0.2
Net Income (Loss)	223.2	361.8	200.0	309.7	(0.8)
Earnings per Share from Continuing Operations Before Cumulative Effect of Change in Accounting Principle:
Basic	1.23	1.34	1.08	1.21	.42
Diluted	1.21	1.31	1.05	1.17	.41
Earnings (Loss) per Share:
Basic	1.38	2.22	1.23	1.84	–
Diluted	1.36	2.17	1.20	1.73	–

Balance Sheet Data
Working Capital	$562.2	$890.9	$710.5	$667.8	$823.2
Total Assets	4,251.6	3,576.7	3,389.3	3,651.5	3,825.1
Long-term Obligations	468.6	226.1	229.5	451.3	727.5
Shareholders’ Equity	2,793.3	2,665.6	2,381.7	2,030.3	1,908.1

        Through 2002, the company had a fiscal year end ending the Saturday nearest December 31. In 2003, the company changed its year end to December 31. The consolidated financial statements for fiscal year 2001 were audited by Arthur Andersen LLP, which has ceased operations. The results of Spectra-Physics have been reclassified to discontinued operations for all years presented.

(a)
Reflects a $30.3 million pre-tax charge for restructuring and other costs; $27.6 million of pre-tax net gains from the sale of shares of Thoratec Corporation and Newport Corporation; and after-tax income of $24.9 million related to the company’s discontinued operations. Also reflects use of cash and debt for acquisitions, principally Kendro.

(b)
Reflects a $19.2 million pre-tax charge for restructuring and other costs; $9.6 million of pre-tax gains from the sale of shares of Thoratec; $33.8 million of tax benefits recorded on completion of tax audits; after-tax income of $143.5 million related to the company’s discontinued operations; and the repurchase of $231.5 million of the company’s common stock.

Financial Statement Index

(c)
Reflects a $45.3 million pre-tax charge for restructuring and other costs; $16.3 million of pre-tax gains from the sale of shares of Thoratec; $13.7 million of pre-tax gains from the sale of shares of FLIR Systems, Inc.; after-tax income of $24.8 million related to the company’s discontinued operations; and the repurchase and redemption of $356.9 million of the company’s debt and equity securities.

(d)
Reflects a $46.2 million pre-tax charge for restructuring and other costs; $111.4 million of pre-tax gains from the sale of shares of FLIR; after-tax income of $106.3 million related to the company’s discontinued operations; the repurchase and redemption of $924.9 million of the company’s debt and equity securities; and the reclassification of the company’s $71.9 million principal amount 4 3/8% subordinated convertible debentures from long-term obligations to current liabilities as a result of the company’s decision to redeem them in April 2003. Also reflects the adoption of SFAS No. 142, under which amortization of goodwill ceased.

(e)
Reflects a $107.4 million pre-tax charge for restructuring and other costs; $38.3 million of goodwill amortization expense; $35.1 million of pre-tax gains from the sale of shares of FLIR; an after-tax loss of $75.8 million related to the company’s discontinued operations; and a $1.0 million after-tax charge reflecting the cumulative effect of a change in accounting principle for the adoption of SFAS No. 133.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes to Consolidated Financial Statements, which begin on page F-1 of this report.

Overview of Results of Operations and Liquidity

The company develops and manufactures a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. In 2004, the company sold Spectra-Physics, its optical technologies segment which has been presented as discontinued operations in the accompanying financial statements. The company’s continuing operations fall into two principal business segments: Life and Laboratory Sciences and Measurement and Control. Revenues in the fourth quarter are historically stronger than in other quarters due to capital spending patterns of industrial, pharmaceutical and government customers.

	2005		2004
Revenues	(Dollars in thousands)

Life and Laboratory Sciences	$1,960,153	74.4%	$1,573,445	71.3%
Measurement and Control	672,874	25.6%	632,550	28.7%

	$2,633,027	100%	$2,205,995	100%

      The company’s revenues grew by 19% during 2005. The increase was due in part to acquisitions, net of divestitures. The strengthening of the dollar relative to non-U.S. currencies caused a decrease in reported revenues. In addition to the change in revenues caused by acquisitions, net of divestitures and currency translation, which are discussed below, sales increased 4% in 2005, primarily due to increased demand and, to a lesser extent, higher prices.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2005 and 2004. The principal acquisitions included Ionalytics Corporation, a provider of an ion-filtering device used with mass spectrometers, which was acquired in August 2005; the Kendro Laboratory Products division of SPX Corporation, a provider of a wide range of laboratory equipment for sample preparation, processing and storage, which was acquired in May 2005; Rupprecht and Patashnick Co., Inc. (R&P), a provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets, which was acquired in April 2005; Niton LLC, a provider of portable X-ray analyzers to the metals, petrochemical and environmental markets, which was acquired in March 2005; InnaPhase Corporation, a supplier of laboratory information management systems for the pharmaceutical and biotechnology markets, which was acquired in September 2004; and US Counseling Services, Inc. (USCS), a supplier of equipment asset management services to the pharmaceutical, healthcare and related industries, which was acquired in April 2004.

Financial Statement Index

In 2005, the company’s operating income and operating income margin were $263.5 million and 10.0%, respectively, compared with $237.5 million and 10.8%, respectively, in 2004. (Operating income margin is operating income divided by revenues.) The increase in operating income was due to higher revenues, productivity improvements including lower costs following restructuring actions and, to a lesser extent, price increases, offset in part by $54.8 million of higher amortization expense associated with acquisition-related intangible assets. Operating income margin decreased due to lower operating margins on revenue from acquisitions as a result of amortization of acquisition-related intangible assets. Restructuring and other costs, net, (including charges to cost of revenues principally associated with the sale of inventories revalued at the date of acquisition) reduced operating income by $30.3 million and $19.2 million in 2005 and 2004, respectively.

The company’s effective tax rate was 30.6% and 15.8% in 2005 and 2004, respectively. The provision for income taxes in 2005 includes $4.2 million for the estimated effect of tax audits of prior years in a non-U.S. country. This charge increased the effective tax rate in 2005 by 1.5 percentage points. The provision for income taxes in 2004 includes a benefit of $33.8 million associated with the settlement of U.S. and state tax audits of prior years. This benefit reduced the company’s effective tax rate by 13.0 percentage points.

Income from continuing operations decreased to $198.3 million in 2005, from $218.4 million in 2004, primarily due to the effect of tax audits in both years and higher amortization expense, discussed above, offset in part by higher operating income from increased revenues as well as an increase in other income.

During 2005, the company’s cash flow from operations totaled $270.9 million, compared with $264.5 million in 2004.

As of December 31, 2005, the company’s outstanding debt totaled $598.8 million, of which 65% is due in 2008 and thereafter. The company expects that its existing cash and short-term investments of $295.0 million as of December 31, 2005, and the company’s future cash flow from operations together with available unsecured borrowings of up to $250 million under its existing 5-year revolving credit agreement and available unsecured borrowings under its 5-year euro facility are sufficient to meet its capital requirements for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, the company evaluates its estimates, including those related to equity investments, bad debts, inventories, intangible assets, warranty obligations, income taxes, pension costs, contingencies and litigation, restructuring and sale of businesses. The company bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Statement Index

      The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $21.8 million at December 31, 2005. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

(b)
The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value taking into consideration usage in the preceding 12 months, expected demand and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional writedowns may be required.

(c)
The company periodically evaluates goodwill for impairment using forecasts of discounted future cash flows. Goodwill totaled $1.97 billion at December 31, 2005. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill for impairment. Should the fair value of the company’s goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment of goodwill may be necessary.

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

(e)
The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $931.5 million at December 31, 2005, including $280.7 million of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

(f)
In instances where the company sells equipment with a related installation obligation, the company generally recognizes revenue related to the equipment when title passes. The company recognizes revenue related to the installation when it performs the installation. The allocation of revenue between the equipment and the installation is based on relative fair value at the time of sale. Should the fair value of either the equipment or the installation change, the company’s revenue recognition would be affected. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery is completed.

(g)
In instances where the company sells equipment with customer-specified acceptance criteria, the company must assess whether it can demonstrate adherence to the acceptance criteria prior to the customer’s acceptance testing to determine the timing of revenue recognition. If the nature of customer-specified acceptance criteria were to change or grow in complexity such that the company could not demonstrate adherence, the company would be required to defer additional revenues upon shipment of its products until completion of customer acceptance testing.

Financial Statement Index

(h)
The company’s software license agreements generally include multiple products and services, or “elements.” The company recognizes software license revenue based on the residual method after all elements have either been delivered or vendor specific objective evidence (VSOE) of fair value exists for any undelivered elements. In the event VSOE is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract. VSOE of fair value of software maintenance and support is determined based on the price charged for the maintenance and support when sold separately. Revenues from training and consulting services are recognized as services are performed, based on VSOE, which is determined by reference to the price customers pay when the services are sold separately.

(i)
At the time the company recognizes revenue, it provides for the estimated cost of product warranties and returns based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $33.5 million at December 31, 2005. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

(j)
The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance with an offset generally to goodwill as most of the tax attributes arose from acquisitions. The company’s tax valuation allowance totaled $63.5 million at December 31, 2005. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

(k)
The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $55.1 million at December 31, 2005. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company’s tax provision would result.

(l)
The company estimates losses on contingencies and litigation for which a loss is probable and provides a reserve for losses that can be reasonably estimated. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

(m)
One of the company’s U.S. subsidiaries and several non-U.S. subsidiaries sponsor defined benefit pension plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for defined benefit plans totaled $16.1 million in 2005 and the company’s unfunded benefit obligation totaled $124 million at year-end 2005. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension expense of approximately $3 million and an increase in the benefit obligation of approximately $31 million.

Financial Statement Index

(n)
The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company’s accrued restructuring costs for abandoned facilities in continuing operations totaled $9.2 million at December 31, 2005. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

(o)
The company estimates the expected proceeds from any assets held for sale and, when necessary, records losses to reduce the carrying value of these assets to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

Results of Operations

2005 Compared With 2004

Continuing Operations

Sales in 2005 were $2.633 billion, an increase of $427.0 million (19%) from 2004. Sales increased $337.3 million (15%) due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $4.5 million in 2005. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $94.2 million (4%) primarily due to increased demand, and to a lesser extent, price increases, as described by segment below. Growth was strong in Asia and moderate in North America and Europe.

Operating Income Margin	2005	2004

Consolidated	10.0%	10.8%

Operating income was $263.5 million in 2005, compared with $237.5 million in 2004. Operating income increased due to higher sales, including revenues from acquisitions, offset in part by the items discussed below. Operating income margin decreased to 10.0% in 2005 from 10.8% in 2004, primarily due to $54.8 million of higher amortization expense for acquisition-related intangible assets and $10.0 million of higher charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition. These factors were offset in part by higher profitability from the increase in revenues and, to a lesser extent, price increases.

In response to a downturn in markets served by the company and in connection with the company’s overall reorganization, restructuring actions were initiated in 2003 and, to a lesser extent, 2004 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Restructuring and other costs recorded in 2005 were primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and consolidation of two facilities in Texas. The restructuring actions undertaken prior to 2005 were substantially complete at the end of 2004. The 2005 costs include charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. The company is continuing to evaluate potential restructuring actions that may be undertaken at Kendro or within existing businesses with which Kendro is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The cost of actions at Kendro businesses is being charged to the cost of the acquisition while the cost of actions at existing businesses being integrated with Kendro are charged to expense. The company has not finalized its plans for integrating Kendro with its existing business but expects that charges to expense will ultimately total $15 - $20 million, of which approximately $8 million has been recorded as of December 31, 2005. The company expects to finalize its restructuring plans for Kendro no later than one year from the date of acquisition.

Financial Statement Index

In 2005, the company recorded restructuring and other costs, net, of $30.3 million, including charges to cost of revenues of $13.4 million primarily for the sale of inventories revalued at the date of acquisition. The company incurred $23.2 million of cash costs, primarily for severance, abandoned facilities and relocation expenses in connection with the integration of Kendro with existing businesses. In addition, the company recorded a gain of $8.0 million primarily from the sale of six abandoned buildings and a charge of $1.7 million principally for the writedown of a building held for sale. In 2004, the company recorded restructuring and other costs, net, of $19.2 million, including charges to cost of revenues of $3.4 million, consisting of $2.3 million for the sale of inventories revalued at the date of acquisition of Jouan and $1.1 million of accelerated depreciation on fixed assets being abandoned due to facility consolidations. The company incurred $17.4 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a gain of $2.6 million on the sale of a product line and a loss of $1.0 million from the writedown of abandoned equipment and the sale of two abandoned buildings (Note 15). The restructuring actions initiated in 2005 resulted in annual cost savings beginning in the second half of 2005 and early 2006 of approximately $13 million, including $9 million in the Life and Laboratory Sciences segment and $4 million in the Measurement and Control segment. The company expects to incur an additional $2 million of restructuring costs, primarily in 2006, for charges associated with these actions that cannot be recorded until incurred.

Segment Results

The company’s management evaluates operating segment performance based on measures that are not determined in accordance with U.S. generally accepted accounting principles including adjusted operating income and adjusted operating income margin. Adjusted operating income is segment operating income before certain charges to cost of revenues, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; and amortization of acquisition-related intangible assets. The company uses these measures because they help management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining compensation. Adjusted operating income margin is adjusted operating income divided by revenues.

   Life and Laboratory Sciences

	2005	2004	Change
	(Dollars in thousands)

Revenues	$1,960,153	$1,573,445	24.6%

Operating Income Margin	12.1%	14.3%	(2.2)
Charges to cost of revenues	0.6%	0.2%	0.4
Restructuring and other costs, net	0.3%	0.4%	(0.1)
Amortization of acquisition-related intangible assets	3.7%	1.3%	2.4

Adjusted Operating Income Margin	16.7%	16.2%	0.5

Sales in the Life and Laboratory Sciences segment increased $386.7 million (25%) to $1,960.2 billion in 2005. Sales increased $334.8 million due to the acquisitions of Kendro in May 2005, Niton in March 2005, InnaPhase in September 2004 and USCS in April 2004, net of divestitures, principally the point of care and rapid diagnostics business in September 2005. The unfavorable effects of currency translation resulted in a decrease in revenues of $5.0 million in 2005. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $56.9 million (4%) due to higher broad-based demand from life science and industrial customers combined with strong market response to new products and, to a lesser extent, price increases. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, anatomical pathology products.

Financial Statement Index

Adjusted operating income margin was 16.7% in 2005 and 16.2% in 2004. The increase resulted from higher revenues including the effect of acquisitions, and to a lesser extent, price increases and cost reduction measures following restructuring actions.

Charges to cost of revenues relate to the sale of inventories revalued at the date of acquisition and increased in 2005 due to the Kendro acquisition. The increase in amortization of acquisition-related intangible assets was primarily due to the acquisition of Kendro, and, to a lesser extent, other businesses.

   Measurement and Control
	2005	2004	Change
	(Dollars in thousands)

Revenues	$672,874	$632,550	6.4%

Operating Income Margin	9.5%	8.4%	1.1
Charges to cost of revenues	0.1%	0.0%	0.1
Restructuring and other costs, net	1.5%	1.0%	0.5
Amortization of acquisition-related intangible assets	0.8%	0.5%	0.3

Adjusted Operating Income Margin	11.9%	9.9%	2.0

Sales in the Measurement and Control segment increased $40.3 million (6%) to $672.9 million in 2005. Sales increased $2.4 million due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $0.6 million in 2005. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $37.3 million (6%). The increase was primarily the result of higher demand from industrial customers, particularly from commodity markets including steel, petroleum and cement and customers purchasing instruments for use in environmental and security applications. Growth was strong in Asia and, to a lesser extent, in North America. The increase in revenues was, to a lesser extent, due to price increases.

Adjusted operating income margin increased to 11.9% in 2005 from 9.9% in 2004. The increase resulted from higher sales volumes and cost reduction measures following restructuring actions.

The increase in restructuring costs in 2005 primarily related to the consolidation of two facilities in Texas. The increase in amortization of acquisition-related intangible assets was due primarily to the acquisition of R&P.

Other Income, Net

The company reported other income, net, of $22.4 million and $21.7 million in 2005 and 2004, respectively (Note 4). Other income, net, includes interest income, interest expense, gain on investments, net, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income increased to $11.6 million in 2005 from $9.0 million in 2004, primarily due to higher invested cash balances following the sale of Spectra-Physics in July 2004 and, to a lesser extent, increased market interest rates, offset in part by cash used to fund acquisitions. Interest expense increased to $26.7 million in 2005 from $11.0 million in 2004, as a result of debt used to partially fund the Kendro acquisition and, to a lesser extent, higher rates associated with the company’s variable-rate debt.

During 2005 and 2004, the company had gains on investments, net, of $35.3 million and $20.8 million, respectively. The gains included $28.9 million in 2005 and $9.6 million in 2004 from the sale of shares of Thoratec Corporation and a loss of $1.3 million in 2005 from the sale of shares of Newport Corporation, in addition to other gains from the company’s investment portfolio activity. The company obtained common shares of Thoratec as part of the sale of Thermo Cardiosystems Inc. in 2001 and obtained the shares of Newport as part of the sale of Spectra-Physics in 2004. The company no longer owns shares of Thoratec or Newport and does not expect to report material gains or losses from investments in 2006. Other income in 2005 and 2004 also includes net currency transaction gains and equity in earnings of unconsolidated subsidiaries.

Financial Statement Index

Provision for Income Taxes

The company’s effective tax rate was 30.6% and 15.8% in 2005 and 2004, respectively. The provision for income taxes in 2005 includes $4.2 million for the estimated effect of a tax audit of prior years in a non-U.S. country. The effect of this charge increased the effective tax rate in 2005 by 1.5 percentage points. The effective tax rate was lower in 2004 primarily due to $33.8 million of tax benefits associated with the completion of tax audits. The company’s federal tax returns and those of several subsidiaries were under audit for the period 1998 to 2000. In 2004 and early 2005, the IRS and the company reached final settlements of the audits and the company determined that previously unrecognized tax benefits were realizable. In addition, audits of state tax returns were also completed in 2004. This tax benefit reduced the company’s effective tax rate in 2004 by 13.0 percentage points.

Contingent Liabilities

At year-end 2005, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in either of the pending matters described under “Litigation and Related Contingencies” in Note 11 could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The directive requires EU member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment. FSP No. FAS 143-1 requires a commercial user to apply the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” and related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” to waste obligations associated with historical equipment. The rules require that a liability be established for the retirement obligation with an offsetting increase to the carrying amount of the related asset. FSP No. FAS 143-1 is effective the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The issuance of FSP No. FAS 143-1 is not expected to have a material impact on the company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options over the applicable vesting period. The company currently discloses the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective in 2006. The company will apply the new standard using the modified prospective method in the first quarter of 2006. If the company had adopted this standard in 2005, the company’s net income for 2005 would have been $13.6 million (or $.08 per diluted share) lower than reported in 2005. The company expects that adoption of this standard will result in a reduction in net income of approximately $16 million (or $.10 per diluted share) during 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during 2006. The company does not expect the new standard to have a material effect on its financial statements.

Financial Statement Index

Discontinued Operations

The company had after-tax gains of $24.9 million in 2005 and $100.5 million in 2004 from the disposal of discontinued operations and $43.0 million of after-tax income in 2004 from discontinued operations.

An after-tax gain of $16.8 million arose from the September 2005 sale of the company’s point of care and rapid diagnostics business for $53.1 million in cash. Revenues and pre-tax loss of the divested business totaled $29.7 million and $0.7 million, respectively, in 2004 and revenues and pre-tax income totaled $26.6 million and $1.0 million, respectively, in 2005 through the date of sale. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In addition to the sale of this business, the company had after-tax gains aggregating $8.1 million in 2005 from the sale of abandoned real estate; additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments; and the settlement of litigation and an arbitration award related to a divested business.

In July 2004, the company completed the sale of its Optical Technologies segment, Spectra-Physics, to Newport. The company has reclassified the results of Spectra-Physics as discontinued operations for all periods presented in the accompanying financial statements.

The company’s discontinued operations (Spectra-Physics) had revenues through the date of sale of $118.9 million in 2004. Net income of the discontinued operations through the date of sale in 2004 was $4.5 million, net of a tax provision of $2.2 million. As a result of the decision to sell Spectra-Physics, a previously unrecognized tax asset arising from the difference between the book and tax basis of Spectra-Physics became realizable and the company recorded a tax benefit as income from discontinued operations totaling $38.5 million in 2004. In addition, the company recorded a gain on the sale of Spectra-Physics of $45.9 million, net of a tax provision of $15.9 million.

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

2004 Compared With 2003

Continuing Operations

Sales in 2004 were $2.206 billion, an increase of $306.6 million from 2003. The favorable effects of currency translation resulted in an increase in revenues of $92.1 million in 2004. Sales increased $134.4 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation, acquisitions and divestitures, revenues increased $80.1 million, or 4%, primarily due to increased demand, as described by segment below.

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

Financial Statement Index

Restructuring actions were initiated in 2003 and, to a lesser extent, in 2004 in a number of business units to reduce costs and redundancies in response to a downturn in markets served by the company and in connection with the company’s overall reorganization, principally through headcount reductions and consolidation of facilities. The actions initiated in 2004 resulted in annual cost savings beginning in late 2004 and early 2005 of approximately $10 million, including $7 million in the Life and Laboratory Sciences segment and $3 million in the Measurement and Control segment. The actions initiated in 2003 resulted in annual cost reductions beginning in late 2003 and early 2004 of approximately $11 million, including $7 million in the Life and Laboratory Sciences segment and $4 million in the Measurement and Control segment.

In 2004, the company recorded restructuring and other costs, net, of $19.2 million, including charges to cost of revenues of $3.4 million, consisting of $2.3 million for the sale of inventories revalued at the date of acquisition of Jouan and $1.1 million of accelerated depreciation on fixed assets being abandoned due to facility consolidations. The company incurred $17.4 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a gain of $2.6 million on the sale of a product line and a loss of $1.0 million from the writedown of abandoned equipment and the sale of two abandoned buildings. In 2003, the company recorded restructuring and other costs, net, of $45.3 million, including $37.4 million of cash costs, primarily for severance, abandoned facilities, employee retention and relocation expenses at businesses being consolidated. In addition, the company recorded net charges of $3.4 million, to write down the carrying value of fixed assets, primarily buildings held for sale, to expected disposal value, and $2.0 million, primarily for the writedown of goodwill in the test and measurement business to reduce the carrying value to disposal value, and for the writedown of assets at facilities being consolidated. These charges were offset by a gain of $2.1 million on the sale of a building and $0.4 million of net gains, primarily from the sale of a product line. The company also recorded charges to cost of revenues of $0.1 million for the sale of inventories revalued at the date of acquisition (Note 15).

Segment Results

   Life and Laboratory Sciences

	2004	2003	Change
	(Dollars in thousands)

Revenues	$1,573,445	$1,293,009	21.7%

Operating Income Margin	14.3%	14.2%	0.1
Charges to cost of revenues	0.2%	0.0%	0.2
Restructuring and other costs, net	0.4%	1.7%	(1.3)
Amortization of acquisition-related intangible assets	1.3%	0.5%	0.8

Adjusted Operating Income Margin	16.2%	16.4%	(0.2)

Sales in the Life and Laboratory Sciences segment increased $280.4 million (22%) to $1.573 billion in 2004. Sales increased $153.1 million (12%) due to the acquisitions of InnaPhase in September 2004, USCS in April 2004, Jouan in December 2003 and LMSi in November 2003, net of product line divestitures. The favorable effects of currency translation resulted in an increase in revenues of $66.7 million (5%) in 2004. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $60.6 million, or 5%, due to higher demand. The increase in demand resulted principally in higher sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, new anatomical pathology products and laboratory informatics. The combination of new products and a rebound in sales to industrial markets along with strength in pharmaceutical demand contributed to the instrument sales growth, offset in part by lower revenues in Europe where the recovery of demand lagged the U.S. and Asia. The increase in revenues was offset in part by $5.6 million of lower revenue from rapid diagnostic tests due to a weak flu season in 2004 following a harsh season in 2003.

Financial Statement Index

Adjusted operating income margin was 16.2% in 2004 and 16.4% in 2003. The inclusion of Jouan, USCS and LMSi, which have historically operated at lower profitability margins compared with the segment’s existing businesses contributed to the reduction and was offset in part by the impact of higher revenue.

The decrease in restructuring and other costs, net, was due to the completion of several significant facility consolidation actions undertaken in 2003. The increase in amortization expense resulted from 2003 and 2004 acquisitions.

   Measurement and Control
	2004	2003	Change
	(Dollars in thousands)

Revenues	$632,550	$601,104	5.2%

Operating Income Margin	8.4%	7.4%	1.0
Charges to cost of revenues	0.0%	0.0%	0.0
Restructuring and other costs, net	1.0%	1.7%	(0.7)
Amortization of acquisition-related intangible assets	0.5%	0.4%	0.1

Adjusted Operating Income Margin	9.9%	9.5%	0.4

Sales in the Measurement and Control segment increased $31.4 million (5%) to $632.6 million in 2004. The favorable effects of currency translation resulted in an increase in revenues of $25.4 million (4%) in 2004. Sales decreased $13.5 million (2%) due to divestitures, net of acquisitions. The principal divestiture was the segment’s test and measurement business, which it sold in October 2003. In addition to the changes in revenue resulting from currency translation, acquisitions and divestitures, revenues increased $19.5 million (3%). The increase was primarily the result of a rebound in demand for precision temperature-control products from the semiconductor industry and other process applications and, to a lesser extent, process instruments used by the materials industry and equipment used in metal production, particularly in China.

Adjusted operating income margin increased to 9.9% in 2004 from 9.5% in 2003. The increase in operating income margin resulted from higher sales volumes and cost reduction measures following restructuring actions.

The decrease in restructuring and other costs, net, was due to the completion of several significant facility consolidation actions undertaken in 2003.

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

During 2004 and 2003, the company had gains on investments, net, of $20.8 million and $35.5 million, respectively. The gains included $9.6 million in 2004 and $16.3 million in 2003 from the sale of shares of Thoratec and $13.7 million in 2003 from the sale of shares of FLIR Systems, Inc. The company obtained an equity interest in FLIR as part of the acquisition of Spectra-Physics AB in 1999. Other income in 2004 and 2003 also includes currency transaction gains and losses and equity in earnings of unconsolidated subsidiaries. In addition, the company repurchased and redeemed debentures, resulting in a charge of $1.0 million during 2003.

Financial Statement Index

Provision for Income Taxes

The company’s effective tax rate was 15.8% and 21.3% in 2004 and 2003, respectively. The effective tax rate decreased in 2004 primarily due to $33.8 million of tax benefits associated with the completion of tax audits. The 2003 effective tax rate was favorably affected by $9.0 million of tax benefit from the reversal of a valuation allowance due to expected utilization of foreign tax credit carryforwards (Note 6) and $3.7 million of tax benefit from the sale of a business. These tax benefits reduced the company’s 2004 and 2003 effective tax rates by 13.0 percentage points and 5.7 percentage points, respectively. In addition, the company reduced its effective tax rate by 1.8 percentage points in 2003 through repatriation of cash from non-U.S. subsidiaries, which resulted in foreign tax credits.

Income from Continuing Operations

Income from continuing operations was $218.4 million in 2004, compared with $175.2 million in 2003. Results in both periods were affected by restructuring, gains on the sale of Thoratec shares and other items, discussed above.

Discontinued Operations

The company had after-tax gains of $100.5 million in 2004 and $27.3 million in 2003 from the disposal of discontinued operations.

The company’s discontinued operations (Spectra-Physics) had revenues through the date of sale of $118.9 million and $197.8 million in 2004 and 2003, respectively. Net income of the discontinued operations through the date of sale in 2004 was $4.5 million, net of a tax provision of $2.2 million. The company’s discontinued operations incurred a net loss in 2003 of $2.5 million, net of a tax benefit of $1.5 million. The improvement resulted from a rebound in the demand for lasers and photonics from microelectronics customers and other industrial markets served by Spectra-Physics. As a result of the decision to sell Spectra-Physics, a previously unrecognized tax asset arising from the difference between the book and tax basis of Spectra-Physics became realizable and the company recorded a tax benefit as income from discontinued operations totaling $38.5 million in 2004. In 2004, the company recorded a gain on the sale of Spectra-Physics of $45.9 million, net of a tax provision of $15.9 million.

In 2004, the company recorded a gain on disposal of discontinued operations of $52.7 million as a result of the settlement of tax audits of businesses previously sold.

In addition to the 2004 gains discussed above, the company had $1.3 million of after-tax gains and $0.6 million of tax benefits associated with discontinued operations.

The 2003 gain consists of two pre-tax components and two tax components. In 2003, the company resolved several disputes and related claims that it had retained following the sale of businesses in its discontinued operations. In connection with the resolution of these matters on favorable terms relative to the damages estimated and amount of established reserves as well as the settlement of lease obligations, the company’s pre-tax gain recorded in prior years on disposal of the related businesses increased by $27.1 million. In 2003, the company also sold the last remaining business in discontinued operations, Peter Brotherhood Ltd., and received additional proceeds associated with businesses sold prior to 2003, including post-closing purchase price adjustments. The company recorded pre-tax gains from the disposal of discontinued operations of $8.3 million, substantially as a result of these transactions. The company recorded a tax provision of $13.2 million on the above gains and realized $5.1 million of additional tax benefits from the disposal of businesses sold prior to 2003, principally foreign tax credits.

Financial Statement Index

Liquidity and Capital Resources

Consolidated working capital was $562.2 million at December 31, 2005, compared with $890.9 million at December 31, 2004. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $295.0 million at December 31, 2005, compared with $512.3 million at December 31, 2004. The decreases result primarily from use of cash, cash equivalents, short-term available-for-sale investments and short-term debt to partially fund the Kendro acquisition.

2005

Cash provided by operating activities was $270.9 million during 2005, including $272.8 million provided by continuing operations and $1.9 million used by discontinued operations. Cash of $24.3 million was provided by an increase in other current liabilities, primarily accrued payroll and benefits due to the timing of payments, and deferred revenue, pending completion of obligations to customers. Income tax payments of approximately $13 million arose from taxes on gains on the sale of investments. The company contributed $10.9 million of funding to a U.K. pension plan in June 2005 (Note 5). Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $19.7 million in 2005.

In connection with restructuring actions undertaken by continuing operations, the company had accrued $17.9 million for restructuring costs at December 31, 2005. The company expects to pay approximately $7.4 million of this amount for severance, primarily through 2006, and $1.3 million for other costs, primarily through 2006. The balance of $9.2 million will be paid for lease obligations over the remaining terms of the leases, with approximately 65% to be paid through 2006 and the remainder through 2011. In addition, at December 31, 2005, the company had accrued $6.3 million for acquisition expenses. Accrued acquisition expenses included $2.6 million of severance and relocation obligations, which the company expects to pay primarily through 2006. The remaining balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

During 2005, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions and the purchase and sale of property, plant and equipment. The company expended $933.2 million, net of cash acquired, for the acquisitions of Niton, R&P, Kendro and Ionalytics (Note 2). The company expended $43.5 million for the purchases of property, plant and equipment and had proceeds from the sale of property, principally abandoned real estate, of $16.2 million. Investing activities of the company’s discontinued operations provided $65.6 million of cash in 2005, primarily from the sale of its point of care and rapid diagnostics business in September 2005 and the sale of a building of a previously divested business in August 2005.

The company’s financing activities provided $390.9 million of cash during 2005, principally from the issuance of $250 million senior notes due in 2015 and a net increase in short-term borrowings of $119.0 million. The company received net proceeds of $27.2 million from the exercise of employee stock options during 2005. In February 2006, the company's Board of Directors authorized the repurchase of up to $100 million of the company's common stock through February 28, 2007.

The company repaid in full $570 million of borrowings under its bridge loan with cash and proceeds of new debt issuances described below. In May 2005, the company issued $250 million aggregate principal amount of 5% senior notes (the Notes) due 2015, with an effective interest rate of 5.27% after including the impact of an interest swap arrangement. Under the Notes’ Indenture, the company is subject to certain affirmative and negative covenants.

Also in May 2005, the company entered into an arrangement that provides the company an uncommitted line of credit of up to $250 million through a series of short-term money market loans funded on an ongoing basis in the secondary market. Such money market loans have maturity periods of overnight to 364 days and bear varying rates of interest based on the maturity date and market rate at the time of issuance. In May 2005, the company borrowed $250 million through three short-term loans under the money market arrangement with maturities of one week to three months. As of December 31, 2005, the company had repaid the borrowings under this arrangement.

Financial Statement Index

In June 2005, the company entered into a five-year revolving credit facility with a bank group that provides up to 175 million euros. The facility carries interest at a Euribor rate plus 35 basis points. Under the facility, borrowings of one to six months duration may be drawn. The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-capital ratios. As of December 31, 2005, the company had outstanding borrowings under this facility of 105 million euros ($124 million) in two tranches with maturities in January 2006 and with a weighted average interest rate of 2.47%. The company has refinanced the outstanding borrowings and intends to refinance future maturities with additional borrowings under the facility to the extent necessary for liquidity purposes.

2004

Cash provided by operating activities was $264.5 million during 2004, including $250.0 million provided by continuing operations and $14.5 million provided by discontinued operations. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $25.8 million in 2004. Accounts receivable increased $27.6 million due primarily to higher sales of mass spectrometry and informatics product offerings. Inventories increased $21.5 million, due in part to increased production of mass spectrometry and spectroscopy instruments in response to higher demand for these products. Cash provided by discontinued operations of $14.5 million principally represents the positive cash flow of Spectra-Physics, offset in part by the payment of retained liabilities from businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

During 2004, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions for $143.0 million, net of cash acquired (Note 2) and the expenditure of $44.5 million for the purchase of property, plant and equipment, net of dispositions. Investing activities of discontinued operations provided $171.8 million of cash in 2004. In July 2004, the company sold Spectra-Physics to Newport Corporation for $300 million, including $200 million of initial cash proceeds. As a result of Newport assuming non-U.S. debt of Spectra-Physics that had earlier been expected to be retained by the company, and as a result of the post-closing adjustment process, the company refunded $25.1 million to Newport (Note 16).

The company’s financing activities used $183.2 million of cash during 2004, including $183.7 million used by continuing operations. During 2004, the company expended $231.5 million to repurchase 8.4 million shares of the company’s common stock. The company received net proceeds of $57.6 million from the exercise of employee stock options during 2004.

2003

Cash provided by operating activities was $214.7 million during 2003, including $200.3 million provided by continuing operations and $14.4 million provided by discontinued operations. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $53.6 million in 2003. A decrease in inventories of $27.4 million resulted from efforts to improve working capital. Cash provided by discontinued operations of $14.4 million principally represents the positive cash flow of Spectra-Physics, offset in part by the payment of liabilities for businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

During 2003, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions, the purchase of property, plant and equipment and collection of a note receivable. The company expended $134.9 million, net of cash acquired, for acquisitions (Note 2). The company expended $37.4 million for purchases of property, plant and equipment, net of dispositions. In April and June 2003, the company received aggregate cash payments of $75.6 million, including $69.1 million of principal payments, plus interest, from Trimble Navigation Limited as complete and early payment of Trimble’s note to the company.

Financial Statement Index

The company’s financing activities used $663.6 million of cash during 2003, including $652.0 million for continuing operations. During 2003, the company’s continuing operations expended $369.1 million to reduce short-term notes payable. The company received net proceeds of $75.0 million from the exercise of employee stock options in 2003. During 2003, the company expended $269.1 million to redeem its debt securities (Note 10). In addition, the company expended $88.9 million to repurchase its debt and equity securities, of which $57.8 million was used to repurchase 3.0 million shares of the company’s common stock. The debt repurchases and redemptions have been made with the objective of reducing interest costs.

Off-Balance Sheet Arrangements

The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2003 - 2005 except for letters of credit, bank guarantees, surety bonds and other guarantees disclosed in the table below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $14.0 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold (Note 11). The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

Contractual Obligations and Other Commercial Commitments

The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2005, which are principally for its continuing operations.

	Payments Due by Period or Expiration of Commitment
		2007 and	2009 and	2011 and
	2006	2008	2010	Thereafter	Total
	(In thousands)

Contractual Obligations and Other Commercial Commitments:
Long-term debt obligations	$646	$208,161	$403	$252,958	$462,168
Interest on fixed rate debt	15,010	27,092	25,000	56,250	123,352
Capital lease obligations	1,014	2,104	2,159	2,845	8,122
Operating lease obligations	39,525	52,701	30,405	69,957	192,588
Purchase obligations	82,351	492	1	–	82,844

Total contractual obligations	138,546	290,550	57,968	382,010	869,074

Other Commitments (not on the balance sheet):
Letters of credit and bank guarantees	33,849	3,809	365	133	38,156
Surety bonds and other guarantees	5,930	935	–	7,334	14,199

Total other commitments	39,779	4,744	365	7,467	52,355

	$178,325	$295,294	$58,333	$389,477	$921,429

          This table excludes $133.0 million of other long-term liabilities, principally pension liabilities, $65.0 million of deferred income taxes and interest payments on $130.5 million of variable rate long-term debt, as these liabilities are not fixed amounts or are not subject to fixed payment schedules.

Financial Statement Index

The company has no material commitments for purchases of property, plant and equipment but expects that for 2006, such expenditures for its existing business will approximate $46 to $51 million.

The company believes that its existing resources, including cash and investments, future cash flow from operations and available borrowings under its existing 5-year revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates, currency exchange rates and equity prices, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. Additionally, the company uses short-term forward contracts to manage certain exposures to currencies. The company enters into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than its subsidiaries’ local currencies. The company does not engage in extensive currency hedging activities; however, the purpose of the company’s currency hedging activities is to protect the company’s local currency cash flows related to these commitments from fluctuations in currency exchange rates. The company’s forward currency-exchange contracts principally hedge transactions denominated in euros, U.S. dollars, British pounds sterling and Canadian dollars. Income and losses arising from forward contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative currency agreements.

Interest Rates

Certain of the company’s short-term available-for-sale investments, long-term notes receivable and long-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase or issuance of the financial instrument. A 10% decrease in year-end 2005 and 2004 market interest rates would result in a net negative impact to the company of $9 million and $5 million, respectively, on the net fair value of its interest-sensitive financial instruments.

In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments. A 100-basis-point increase in 90-day LIBOR at December 31, 2005 and 2004, would increase the company’s annual pre-tax interest expense by $1 million. A 100-basis-point increase in 90 day Euribor at December 31, 2005 would increase the company’s annual pre-tax interest expense by $1 million.

Currency Exchange Rates

The company views its investment in international subsidiaries with a functional currency other than the company’s reporting currency as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in euros, British pounds sterling and Japanese yen. The effect of a change in currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. A 10% depreciation in year-end 2005 and 2004 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $66 million and $106 million, respectively.

The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% appreciation in year-end 2005 and 2004 currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $0.7 million and $5.9 million, respectively. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

Financial Statement Index

Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2005 and 2004 currency exchange rates would result in a negative impact of $2.7 million and $3.6 million, respectively, on the company’s net income.

Equity Prices

The company’s available-for-sale investment portfolio includes equity securities that are sensitive to fluctuations in price. In addition, the company’s convertible obligations are sensitive to fluctuations in the price of the company’s common stock. Changes in equity prices would result in changes in the fair value of the company’s available-for-sale investments and convertible obligations due to the difference between the current market price and the market price at the date of purchase or issuance of the financial instrument. A 10% decrease in year-end 2004 market equity prices would have resulted in a negative impact to the company of $10 million on the net fair value of its price-sensitive equity financial instruments, principally its available-for-sale investments. During 2005, the company sold substantially all of its available-for-sale equity investments (Note 4). A 10% increase in December 31, 2005 market equity prices would reduce the fair value of the company’s convertible obligations by $1 million.

Item 8.	Financial Statements and Supplementary Data

This data is submitted as a separate section to this report. See Item 15 “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on this evaluation, the company’s chief executive officer and chief financial officer concluded that, as of December 31, 2005, the company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2005, the company’s internal control over financial reporting was effective.

Financial Statement Index

The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting and management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, as stated in their report that appears on pages F-2 and F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter ended December 31, 2005, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting. The company acquired Kendro on May 9, 2005 and has evaluated Kendro’s internal control over financial reporting and is making changes where appropriate.

Item 9B.	Other Information

Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant

The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2006 Definitive Proxy Statement) under the headings “ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS,” and is incorporated in this report by reference.

The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item will be contained in our 2006 Definitive Proxy Statement under the heading “CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS,” and is incorporated in this report by reference. Copies of the audit committee charter, as well as the charters for the compensation committee and nominating and corporate governance committee, are available on our Web site at www.thermo.com. Paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 81 Wyman Street, Waltham, Massachusetts 02451.

The company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is incorporated in our code of business conduct and ethics that applies to all of our officers, directors and employees. A copy of our code of business conduct and ethics is available on our Web site at www.thermo.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information on our Web site. A paper copy of our code of business conduct and ethics may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office.

In addition, the Board of Directors has adopted corporate governance guidelines of the company. A copy of the company’s corporate governance guidelines are available on the company’s Web site at www.thermo.com. Paper copies of the corporate governance guidelines may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office.

Financial Statement Index

Item 11.	Executive Compensation

The information required by this Item will be contained in our 2006 Definitive Proxy Statement under the heading “EXECUTIVE COMPENSATION,” and under the sub-heading “Director Compensation” under the heading “CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS,” and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management required by this Item will be contained in our 2006 Definitive Proxy Statement under the heading “STOCK OWNERSHIP,” and is incorporated in this report by reference.

The information with respect to securities authorized for issuance under equity compensation plans will be contained in our 2006 Definitive Proxy Statement under the heading “EQUITY COMPENSATION PLAN INFORMATION,” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item will be contained in our 2006 Definitive Proxy Statement under the heading “CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS,” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in our 2006 Definitive Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements (see Index on page F-1 of this report):

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Comprehensive Income and Shareholders’ Equity
Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule (see Index on page F-1 of this report):

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is included either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits

See the Exhibit Index on page 44.

Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2006	THERMO ELECTRON CORPORATION

	By:	/s/ Marijn E. Dekkers
Marijn E. Dekkers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 2, 2006.

	Signatures	Title

By:	/s/ Marijn E. Dekkers	President, Chief Executive Officer and Director
	Marijn E. Dekkers	(Principal Executive Officer)

By:	/s/ Jim P. Manzi	Chairman of the Board and Director
Jim P. Manzi

By:	/s/ Peter M. Wilver	Vice President and Chief Financial Officer
	Peter M. Wilver	(Principal Financial Officer)

By:	/s/ Peter E. Hornstra	Corporate Controller and Chief Accounting Officer
	Peter E. Hornstra	(Principal Accounting Officer)

By:	/s/ John L. LaMattina	Director
John L. LaMattina

By:	/s/ Peter J. Manning	Director
Peter J. Manning

By:	/s/ Robert A. McCabe	Director
Robert A. McCabe

By:	/s/ Robert W. O’Leary	Director
Robert W. O’Leary

By:	/s/ Michael E. Porter	Director
Michael E. Porter

By:	/s/ Elaine S. Ullian	Director
Elaine S. Ullian

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2
Purchase Agreement among the Registrant, one of its direct wholly-owned subsidiaries, SPX Corporation and certain of its direct and indirect wholly-owned subsidiaries, dated as of January 19, 2005 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2005 [File No. 1-8002] and incorporated in this document by reference).

2.1
Amendment to Purchase Agreement among the company, the indirect, wholly owned subsidiaries of the company named therein, SPX Corporation, and the direct and indirect, wholly owned subsidiaries of SPX Corporation named therein, dated May 6, 2005 (filed as Exhibit 99.2 to the company’s Current Report on Form 8-K filed May 12, 2005 [File No. 1-8002] and incorporated in this document by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2
By-laws of the Registrant, as amended and effective as of November 20, 2003 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

The Registrant agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to long-term debt of the Registrant or its consolidated subsidiaries.

4.1
Rights Agreement, dated as of September 15, 2005, by and between Thermo Electron Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A, the Terms of Series B Junior Participating Preferred Stock, and as Exhibit B, the Form of Rights Certificate (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 16, 2005 [File No. 1-8002 and incorporated in this document by reference).

10.1
Revolving Credit Facility Letters from Barclays Bank PLC in favor of the Registrant and its subsidiaries (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-8002] and incorporated in this document by reference).

10.2
Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference).

10.3
Thermo Electron Corporation Directors Stock Option Plan, as amended and restated as of February 25, 2005 (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).

10.4
Thermo Electron Corporation 2003 Annual Incentive Award Plan, effective May 14, 2003 (filed as Appendix B to the Registrant’s Definitive Proxy on Schedule 14A for the 2003 Annual Shareholders Meeting [File No. 1-8002] and incorporated in this document by reference).

10.5
Thermo Electron Corporation Equity Incentive Plan, as amended and restated as of February 7, 2002 (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.6
Thermo Electron Corporation 2001 Equity Incentive Plan, as amended and restated as of February 7, 2002 (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

10.7
Thermo Electron Corporation Employees’ Equity Incentive Plan, as amended and restated as of February 7, 2002 (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

10.8
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

10.9
Thermo Electron Corporation 2000 Employees Equity Incentive Plan as amended and restated as of May 15, 2003 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 [File No. 1-8002] and incorporated in this document by reference).

Each of the plans listed in Exhibits 10.10 to 10.26 originally provided for the grant of options to acquire the shares of the Registrant’s formerly majority-owned subsidiaries. In connection with the reorganization of the Registrant commenced in 1999, all of the Registrant’s formerly majority-owned subsidiaries were taken private and as a result, these plans were frozen and all of the options originally granted under the plans ultimately became options to purchase shares of Common Stock of the Registrant.

10.10
Amended and Restated Thermo Information Solutions Inc. Equity Incentive Plan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference). (Thermo Information Solutions merged with Thermo Coleman Corporation on September 17, 1999, and Thermo Coleman merged with Thermo Electron on October 15, 1999.)

10.11
Amended and Restated Thermo Coleman Corporation Equity Incentive Plan (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference). (Thermo Coleman merged with Thermo Electron on October 15, 1999.)

10.12
Amended and Restated Thermo Electron Corporation - Thermo Sentron Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Thermo Sentron merged with Thermedics Inc. on April 4, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

10.13	Equity Incentive Plan of Thermo Sentron Inc. (filed as Exhibit 10.7 to Thermo Sentron’s Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated in this document by reference). (Thermo Sentron merged with Thermedics Inc. on April 4, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

10.14
Equity Incentive Plan of Thermedics Detection Inc. (filed as Exhibit 10.7 to Thermedics Detection’s Registration Statement on Form S-1 [File No. 333-19199] and incorporated in this document by reference). (Thermedics Detection merged with Thermedics on April 12, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.15
Amended and Restated Equity Incentive Plan of Thermedics Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Thermedics for the quarter ended July 3, 1999 [File No. 1-9567] and incorporated in this document by reference). (Thermedics merged with Thermo Electron on June 30, 2000.)

10.16
Amended and Restated Thermo Electron Corporation - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On April 19, 2000, Thermo BioAnalysis merged with Thermo Instrument Systems Inc. and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

10.17
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

10.19
Amended and Restated Thermo Electron Corporation - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 11, 2000, ThermoQuest merged with Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

10.20
Amended and Restated Equity Incentive Plan of Thermo Optek Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Thermo Optek for the quarter ended July 3, 1999 [File No. 1-11757] and incorporated in this document by reference). (Thermo Optek merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

10.21
Amended and Restated Thermo Electron Corporation - Thermo Optek Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (On May 11, 2000, Thermo Optek merged with Thermo Instrument and on June 30, 2000, Thermo Instrument merged with Thermo Electron and all outstanding options granted under this plan were ultimately assumed by Thermo Electron.)

10.22	Amended and Restated Equity Incentive Plan of Thermo Instrument Systems Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Thermo Instrument for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated in this document by reference). (Thermo Instrument merged with Thermo Electron on June 30, 2000.)

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.23
Amended and Restated Thermo Electron Corporation - Trex Medical Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-8002] and incorporated in this document by reference). (Trex Medical merged with Thermo Electron on November 29, 2000.)

10.24
Amended and Restated Equity Incentive Plan of Trex Medical Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Trex Medical for the quarter ended July 3, 1999 [File No. 1-11827] and incorporated in this document by reference). (Trex Medical merged with Thermo Electron on November 29, 2000.)

10.25
1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as Exhibit 10.6 of Amendment No. 1 to Spectra-Physics’ Registration Statement on Form S-1 [File No. 333-38329] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)

10.26
2000 Spectra-Physics Lasers, Inc. Stock Incentive Plan (filed as Exhibit 10.1 to Spectra-Physics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-23461] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)

10.27
Description of Amendments to Certain Stock Option Plans made in February 2002 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

10.28
Form of Indemnification Agreement between the Registrant and the directors and officers of its former majority-owned subsidiaries (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

10.29
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

10.30
Amended and Restated Employment Agreement between the Registrant and Mr. Marijn Dekkers (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2002 [File No. 1-8002] and incorporated in this document by reference).

10.31
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).

10.32
Form of Executive Change in Control Retention Agreement dated November 19, 2003, between the Registrant and its executive officers (other than Mr. Marijn Dekkers) and certain other key employees (filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.33	Form of Executive Severance Agreement dated November 19, 2003, between the Registrant and its executive officers (other than Mr. Marijn Dekkers) and certain other key employees (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.34
Restricted Stock Units Agreement dated November 19, 2003, by and between the Registrant and Mr. Marc Casper (filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.35
Restricted Stock Agreement dated December 12, 2003, by and between the Registrant and Mr. Jim Manzi (filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.36
Stock Option Agreement dated December 12, 2003, by and between the Registrant and Mr. Jim Manzi (filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.37
Restricted Stock Agreement for Chief Executive Officer dated January 7, 2004, between the Registrant and Mr. Marijn Dekkers (filed as Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.38
Letter Agreement dated February 11, 2004, between the Registrant and Mr. Marijn Dekkers (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.39
Restricted Stock Agreement dated February 26, 2004, by and between the Registrant and Mr. Peter Wilver (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.40
Restricted Stock Agreement dated June 2, 2004, by and between Thermo Electron Corporation and Mr. Seth Hoogasian (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 [File No. 1-8002] and incorporated in this document by reference).

10.41
Five-Year Credit Agreement among the Registrant, the Several Lenders thereto, Barclays Bank Plc, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents, dated as of December 17, 2004 (filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).

10.42
Letter Agreement dated February 25, 2005, between the Registrant and Mr. Marijn Dekkers (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).

10.43
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity incentive plans to officers and directors of the Registrant (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2005 [file number 1-8002] and incorporated herein by reference).

10.44
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity incentive plans to Mr. Dekkers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated February 25, 2005 [file number 1-8002] and incorporated herein by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.45
Form of Thermo Electron Corporation Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant’s equity incentive plans to Mr. Dekkers (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated February 25, 2005 [file number 1-8002] and incorporated herein by reference).

10.46	Revised Summary of Thermo Electron Corporation Director Compensation.

10.47
2005 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended July 2, 2005 [File 1-8002] and incorporated in this document by reference).

10.48
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the company’s 2005 Stock Incentive Plan to officers and directors (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K filed May 23, 2005 [File No. 1-8002] and incorporated in this document by reference).

10.49
Credit Agreement among the company, Thermo Luxembourg Holding S.a.r.l., Thermo Finance Company B.V., the several banks and other financial institutions or entities from time to time parties thereto, ABN AMRO Bank, N.V., as Administrative Agent, Sole Bookrunner and a Lead Arranger, Barclays Bank PLC, as co-Documentation Agent, JPMorgan Chase Bank, N.A., as co-Documentation Agent, and Bank of Tokyo-Mitsubishi Trust Company, as Syndication Agent, dated June 30, 2005 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 [File 1-8002] and incorporated in this document by reference).

10.50	Letter Agreement dated November 17, 2005 between the Registrant and Mr. Marijn Dekkers.

10.51	Letter Agreement dated February 27, 2006, between the Registrant and Mr. Marijn Dekkers.

10.52
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).

10.53
Summary of 2006 Annual Cash Incentive Plan Matters (set forth in Item 1.01 to the Registrant’s Current Report on Form 8-K dated February 27, 2006 [File No. 1-8002] in the first two paragraphs under heading “2006 Executive Compensation Matters” and incorporated herein by reference).

10.54	Restricted Stock Agreement dated February 27, 2006, by and between the Registrant and Mr. Guy Broadbent.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

Financial Statement Index

THERMO ELECTRON CORPORATION

ANNUAL REPORT ON FORM 10-K
INDEX OF CONSOLIDATED FINANCIAL STATEMENT AND SCHEDULE

      The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

       The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in
Item 15(a):

Page

Schedule II – Valuation and Qualifying Accounts	F-57

Note:
All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or in the notes thereto.

Financial Statement Index

THERMO ELECTRON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thermo Electron Corporation:

We have completed integrated audits of Thermo Electron Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Thermo Electron Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Financial Statement Index

THERMO ELECTRON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – (Continued)

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2006

Financial Statement Index

THERMO ELECTRON CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(In thousands except per share amounts)

	2005	2004	2003

Revenues (Notes 1 and 3)	$2,633,027	$2,205,995	$1,899,378

Costs and Operating Expenses:
Cost of revenues (Note 15)	1,438,079	1,191,516	1,019,476
Selling, general and administrative expenses	761,786	626,458	519,322
Research and development expenses	152,775	134,680	127,996
Restructuring and other costs, net (Note 15)	16,900	15,829	45,200

	2,369,540	1,968,483	1,711,994

Operating Income	263,487	237,512	187,384
Other Income, Net (Note 4)	22,411	21,707	35,247

Income from Continuing Operations Before Provision for Income Taxes	285,898	259,219	222,631
Provision for Income Taxes (Note 6)	(87,597)	(40,852)	(47,421)

Income from Continuing Operations	198,301	218,367	175,210
Income (Loss) from Discontinued Operations (includes income tax benefit of $36,321 and $1,485 in 2004 and 2003; Note 16)	–	43,018	(2,513)
Gain on Disposal of Discontinued Operations, Net (net of income tax provision of $16,341 and $8,141 in 2005 and 2003; includes income tax benefit of $36,728 in 2004; Note 16)	24,917	100,452	27,312

Net Income	$223,218	$361,837	$200,009

Earnings per Share from Continuing Operations (Note 7)
Basic	$1.23	$1.34	$1.08
Diluted	$1.21	$1.31	$1.05

Earnings per Share (Note 7)
Basic	$1.38	$2.22	$1.23
Diluted	$1.36	$2.17	$1.20

Weighted Average Shares (Note 7)
Basic	161,587	163,133	162,713
Diluted	165,334	167,641	170,730

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO ELECTRON CORPORATION

CONSOLIDATED BALANCE SHEET
(In thousands)

	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$214,326	$326,886
Short-term available-for-sale investments, at quoted market value (Note 9)	80,661	185,369
Accounts receivable, less allowances of $21,841 and $22,844	565,564	469,553
Inventories	359,392	336,711
Deferred tax assets (Note 6)	79,586	92,929
Other current assets	54,371	52,606
Current assets of discontinued operations (Note 16)	–	5,600

	1,353,900	1,469,654

Property, Plant and Equipment, at Cost, Net	280,654	261,041

Acquisition-related Intangible Assets, Net (Note 2)	450,740	158,577

Other Assets (Note 2)	200,080	174,428

Goodwill (Note 2)	1,966,195	1,513,025

	$4,251,569	$3,576,725

Financial Statement Index

THERMO ELECTRON CORPORATION

CONSOLIDATED BALANCE SHEET – (Continued)
(In thousands except share amounts)

	2005	2004

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 10)	$130,137	$15,017
Accounts payable	153,475	131,175
Accrued payroll and employee benefits	114,707	94,671
Accrued income taxes	55,147	22,829
Deferred revenue	85,592	77,778
Customer deposits	38,229	47,786
Other accrued expenses (Notes 2 and 15)	179,184	146,920
Current liabilities of discontinued operations (Note 16)	35,191	42,552

	791,662	578,728

Deferred Income Taxes (Note 6)	65,015	15,213

Other Long-term Liabilities (Note 5)	132,950	91,164

Long-term Obligations (Note 10):
Senior notes	380,542	135,232
Subordinated convertible obligations	77,234	77,234
Other	10,854	13,604

	468,630	226,070

Commitments and Contingencies (Note 11)

Shareholders’ Equity (Notes 5 and 12):
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 350,000,000 shares authorized; 181,817,452 and 179,818,648 shares issued	181,817	179,819
Capital in excess of par value	1,421,382	1,381,448
Retained earnings	1,604,475	1,381,257
Treasury stock at cost, 19,335,163 and 19,269,245 shares	(437,707)	(435,779)
Deferred compensation	(3,834)	(2,561)
Accumulated other comprehensive items (Note 8)	27,179	161,366

	2,793,312	2,665,550

	$4,251,569	$3,576,725

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO ELECTRON CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	2005	2004	2003

Operating Activities
Net income	$223,218	$361,837	$200,009
(Income) loss from discontinued operations (Note 16)	–	(43,018)	2,513
Gain on disposal of discontinued operations, net (Note 16)	(24,917)	(100,452)	(27,312)

Income from continuing operations	198,301	218,367	175,210

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	123,272	66,141	46,716
Noncash restructuring and other costs, net (Note 15)	1,700	1,156	5,394
Provision for losses on accounts receivable	3,467	3,045	3,485
Change in deferred income taxes	(5,417)	3,004	(17,249)
Gain on investments, net (Notes 4 and 9)	(35,319)	(20,838)	(35,536)
(Gain) loss on sale of businesses (Note 2)	(272)	–	4,654
Equity in earnings of unconsolidated subsidiaries (Note 4)	(168)	(733)	(490)
Other noncash expenses, net	18,015	9,663	10,024
Changes in current accounts, excluding the effects of acquisitions and dispositions:
Accounts receivable	(65,500)	(27,609)	931
Inventories	6,258	(21,456)	27,414
Other current assets	(2,627)	(1,009)	688
Accounts payable	6,740	12,939	(12,942)
Other current liabilities	24,338	7,337	(7,956)

Net cash provided by continuing operations	272,788	250,007	200,343
Net cash provided by (used in) discontinued operations	(1,875)	14,503	14,402

Net cash provided by operating activities	270,913	264,510	214,745

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(933,218)	(143,010)	(134,924)
Proceeds from sale of available-for-sale investments (Note 4)	363,719	634,967	291,521
Purchases of available-for-sale investments	(231,900)	(611,095)	(245,704)
Proceeds from maturities of available-for-sale investments	129	29,819	349,192
Purchases of property, plant and equipment	(43,545)	(49,985)	(41,690)
Proceeds from sale of property, plant and equipment	16,151	5,511	4,272
Proceeds from sale of businesses, net of cash divested (Note 2)	5,661	–	16,427
Proceeds from sale of other investments (Note 4)	5,970	26	1,692
Collection of notes receivable (Note 2)	–	178	69,136
Increase in other assets	(2,489)	(2,506)	(6,623)
Other	431	(1,579)	(938)

Net cash provided by (used in) continuing operations	(819,091)	(137,674)	302,361
Net cash provided by discontinued operations	65,611	171,827	6,042

Net cash provided by (used in) investing activities	$(753,480)	$34,153	$308,403

Financial Statement Index

THERMO ELECTRON CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS – (Continued)
(In thousands)

	2005	2004	2003

Financing Activities
Net proceeds from issuance of long-term debt	$246,851	$–	$–
Borrowings under short-term bridge financing agreements	570,000	–	–
Repayment of bridge financing agreement	(570,000)	–	–
Increase (decrease) in short-term notes payable	119,048	(7,938)	(369,110)
Purchases of company common stock and subordinated convertible debentures (Note 10)	–	(231,530)	(88,871)
Net proceeds from issuance of company common stock (Note 5)	27,191	57,636	75,049
Redemption and repayment of long-term obligations (Note 10)	(212)	(1,288)	(269,135)
Other	(2,018)	(548)	40

Net cash provided by (used in) continuing operations	390,860	(183,668)	(652,027)
Net cash provided by (used in) discontinued operations	–	445	(11,605)

Net cash provided by (used in) financing activities	390,860	(183,223)	(663,632)

Exchange Rate Effect on Cash of Continuing Operations	(20,853)	16,522	31,976
Exchange Rate Effect on Cash of Discontinued Operations	–	(849)	2,966

Increase (Decrease) in Cash and Cash Equivalents	(112,560)	131,113	(105,542)
Cash and Cash Equivalents at Beginning of Year	326,886	195,773	301,315

Cash and Cash Equivalents at End of Year	$214,326	$326,886	$195,773

See Note 14 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO ELECTRON CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
AND SHAREHOLDERS' EQUITY
(In thousands except share amounts)

	2005	2004	2003

Comprehensive Income
Net Income	$223,218	$361,837	$200,009

Other Comprehensive Items (Note 8):
Currency translation adjustment	(105,033)	96,800	124,711
Unrealized gains (losses) on available-for-sale investments, net of reclassification adjustment and net of tax	15,309	(9,970)	28,195
Unrealized gains (losses) on hedging instruments, net of tax	(1,921)	2,528	(1,033)
Minimum pension liability adjustment, net of tax	(13,502)	(3,023)	(7,415)

	(105,147)	86,335	144,458

	$118,071	$448,172	$344,467

Shareholders’ Equity
Common Stock, $1 Par Value:
Balance at beginning of year (179,818,648; 175,479,994; and 169,952,419 shares)	$179,819	$175,480	$169,952
Issuance of stock under employees’ and directors’ stock plans (1,998,804; 4,338,654; and 5,527,575 shares)	1,998	4,339	5,528

Balance at end of year (181,817,452; 179,818,648; and 175,479,994 shares)	181,817	179,819	175,480

Capital in Excess of Par Value:
Balance at beginning of year	1,381,448	1,298,881	1,212,145
Activity under employees’ and directors’ stock plans	33,296	66,562	74,717
Tax benefit related to employees’ and directors’ stock plans	6,638	16,005	12,019

Balance at end of year	1,421,382	1,381,448	1,298,881

Retained Earnings:
Balance at beginning of year	1,381,257	1,019,420	819,411
Net income	223,218	361,837	200,009

Balance at end of year	$1,604,475	$1,381,257	$1,019,420

Financial Statement Index

THERMO ELECTRON CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
AND SHAREHOLDERS' EQUITY – (Continued)
(In thousands except share amounts)

	2005	2004	2003

Treasury Stock:
Balance at beginning of year (19,269,245; 10,416,770 and 7,098,501 shares)	$(435,779)	$(192,469)	$(129,675)
Purchases of company common stock (8,448,800 and 3,033,400 shares)	–	(231,530)	(57,838)
Activity under employees’ and directors’ stock plans (65,918; 403,675 and 284,869 shares)	(1,928)	(11,780)	(4,956)

Balance at end of year (19,355,163; 19,269,245 and 10,416,770 shares)	(437,707)	(435,779)	(192,469)

Deferred Compensation (Note 5):
Balance at beginning of year	(2,561)	(2,834)	(4,852)
Awards under employees’ stock plans	(4,076)	(1,680)	(1,577)
Amortization of deferred compensation	2,803	1,757	2,256
Forfeitures under employees’ stock plans	–	196	1,339

Balance at end of year	(3,834)	(2,561)	(2,834)

Accumulated Other Comprehensive Items (Note 8):
Balance at beginning of year	161,366	83,215	(36,704)
Other comprehensive items	(134,187)	78,151	119,919

Balance at end of year	27,179	161,366	83,215

	$2,793,312	$2,665,550	$2,381,693

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

A world leader in high-tech instruments, Thermo Electron Corporation (the company) helps life science, laboratory and industrial customers advance scientific knowledge, enable drug discovery, improve manufacturing processes and protect people and the environment with instruments, scientific equipment, services and software solutions. The company’s powerful technologies help researchers make discoveries that will fight disease or prolong life. They automatically monitor and control online production to ensure the quality and safety of raw materials as well as the end products. And they are critical components embedded as enabling technologies within scientific and industrial devices.

Principles of Consolidation

The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Presentation

During 2000 and 2001, the company completed the principal aspects of a major corporate reorganization. As part of this reorganization, the company spun off two businesses and sold a number of operating units which were treated as discontinued operations. In July 2004, the company sold Spectra-Physics, Inc., its optical technologies segment. The results of operations and cash flows of Spectra-Physics have been classified as discontinued operations in the accompanying financial statements (Note 16). Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Revenue Recognition and Accounts Receivable

Revenue is recognized after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or completion of services. If customer-specific acceptance criteria exists, the company recognizes revenue after demonstrating adherence to the acceptance criteria. The company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. When a portion of the customer’s payment is not due until installation or acceptance, the company defers that portion of the revenue until completion of installation or acceptance has been obtained. Revenues for training are deferred until the service is completed. Revenues for extended service contracts are recognized ratably over the contract period.

The company’s informatics business recognizes revenue from the sale of software. License fee revenues relate primarily to sales of perpetual licenses to end-users and are recognized when a formal agreement exists, the license fee is fixed and determinable, delivery of the software has occurred and collection is probable. Software arrangements with customers often include multiple elements, including software products, maintenance and support. The company recognizes software license fees based on the residual method after all elements have either been delivered or vendor specific objective evidence (VSOE) of fair value exists for such undelivered elements. In the event VSOE is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract, which is generally a period of one year. VSOE of fair value of software maintenance and support is determined based on the price charged for the maintenance and support when sold separately. Revenues from training and consulting services are recognized as services are performed, based on VSOE, which is determined by reference to the price customers pay when the services are sold separately.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Accounts receivable are recorded at the invoiced amount and do not bear interest. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The allowance for doubtful accounts is the company’s best estimate of the amount of probable credit losses in existing accounts receivable. The company determines the allowance based on historical write-off experience. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance when the company believes it is probable the receivable will not be recovered. The company does not have any off-balance-sheet credit exposure related to customers.

Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2005 balance sheet will be recognized within one year.

Warranty Obligations

The company provides for the estimated cost of product warranties, primarily from historical information, in cost of revenues at the time product revenue is recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the company’s estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows (in thousands):

Balance at December 31, 2003	$25,645
Provision charged to income	21,063
Usage	(19,952)
Adjustments to previously provided warranties, net	(2,545)
Other, net (a)	3,158

Balance at December 31, 2004	27,369
Provision charged to income	29,122
Usage	(25,200)
Acquisitions	6,763
Adjustments to previously provided warranties, net	(1,947)
Other, net (a)	(2,654)

Balance at December 31, 2005	$33,453

(a)	Primarily represents the effects of currency translation.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Stock-based Compensation Plans and Pro Forma Stock-based Compensation Expense

The company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans (Note 5). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to shareholders’ equity.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted after 1994 under the company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, and had the fair value of awards been amortized on a straight-line basis over the vesting period, the effect on certain financial information of the company would have been as follows:

	2005	2004	2003
	(In thousands except per share amounts)

Income from Continuing Operations:
As reported	$198,301	$218,367	$175,210
Add: Stock-based employee compensation expense included in reported results, net of tax	1,822	1,142	1,677
Deduct: Total stock-based employee compensation expense determined under the fair- value-based method for all awards, net of tax	(15,422)	(12,710)	(18,276)

Pro forma	$184,701	$206,799	$158,611

Basic Earnings per Share from Continuing Operations:
As reported	$1.23	$1.34	$1.08
Pro forma	$1.14	$1.27	$0.97

Diluted Earnings per Share from Continuing Operations:
As reported	$1.21	$1.31	$1.05
Pro forma	$1.13	$1.24	$0.96

Net Income:
As reported	$223,218	$361,837	$200,009
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,822	1,142	1,677
Deduct: Total stock-based employee compensation expense determined under the fair- value-based method for all awards, net of tax	(15,422)	(12,607)	(21,601)

Pro forma	$209,618	$350,372	$180,085

Basic Earnings per Share:
As reported	$1.38	$2.22	$1.23
Pro forma	$1.30	$2.15	$1.11

Diluted Earnings per Share:
As reported	$1.36	$2.17	$1.20
Pro forma	$1.28	$2.10	$1.08

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

          The weighted average fair value per share of options granted was $9.04, $8.79 and $6.73 in 2005, 2004 and 2003, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model assuming an expected dividend yield of zero and with the following weighted-average assumptions:

	2005	2004	2003

Volatility	32%	31%	38%
Risk-free Interest Rate	3.9%	3.2%	2.9%
Expected Life of Options	4.4 years	4.6 years	4.4 years

          The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

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

Cash and Cash Equivalents

Cash equivalents consists principally of money market funds, commercial paper and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Available-for-sale Investments

The company’s marketable equity and debt securities are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded in the “Accumulated other comprehensive items” component of shareholders’ equity (Notes 8 and 9). Decreases in market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment, and the company assesses the need to write down the carrying amount of the investments to market value through other income, net, in the accompanying statement of income.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of standard cost (which approximates the first-in, first-out basis) or net realizable value and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	2005	2004
	(In thousands)

Raw Materials	$133,774	$131,810
Work in Progress	50,043	40,244
Finished Goods	175,575	164,657

	$359,392	$336,711

The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value taking into consideration usage in the preceding 12 months, expected demand and any other information that is relevant to the judgment. The company records as a charge to cost of revenues any amounts required to reduce the carrying value of inventories to net realizable value.

Property, Plant and Equipment

The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 25 to 40 years; machinery and equipment, 3 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Property, plant and equipment consists of the following:

	2005	2004
	(In thousands)

Land	$29,743	$33,037
Buildings and Improvements	152,943	156,218
Machinery, Equipment and Leasehold Improvements	332,699	310,674

	515,385	499,929
Less: Accumulated Depreciation and Amortization	234,731	238,888

	$280,654	$261,041

Depreciation and amortization expense of property, plant and equipment was $45.6 million, $43.3 million and $37.7 million in 2005, 2004 and 2003, respectively.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Acquisition-related Intangible Assets and Other Assets

Other assets in the accompanying balance sheet include deferred tax assets, notes receivable, cash surrender value of life insurance, deferred debt expense, other assets and, in 2004, shares of Newport Corporation common stock subject to long-term resale restrictions (Note 16). Acquisition-related intangible assets include the costs of acquired product technology, patents, trademarks and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 2 to 20 years. The company has no intangible assets with indefinite lives. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Acquisition-related intangible assets are as follows:

	Gross	Accumulated Amortization	Net
	(In thousands)
2005
Product technology	$143,826	$(29,494)	$114,332
Customer relationships	388,186	(58,713)	329,473
Patents	18,508	(13,405)	5,103
Trademarks	2,838	(1,399)	1,439
Other	1,570	(1,177)	393

	$554,928	$(104,188)	$450,740

2004
Product technology	$88,482	$(27,490)	$60,992
Customer relationships	89,368	(11,968)	77,400
Patents	34,690	(19,295)	15,395
Trademarks	2,996	(941)	2,055
Other	4,398	(1,663)	2,735

	$219,934	$(61,357)	$158,577

The estimated future amortization expense of acquisition-related intangible assets is as follows (in thousands):

2006	$101,113
2007	100,198
2008	97,768
2009	89,873
2010	38,996
2011 and thereafter	22,792

$450,740

Amortization of acquisition-related intangible assets was $77.6 million, $22.8 million and $9.0 million in 2005, 2004 and 2003, respectively.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

  Goodwill

The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows. When an impairment is indicated, any excess of carrying value over fair value of goodwill is recorded as an operating loss.

The company completed annual tests for impairment at December 31, 2005 and 2004, and determined that goodwill was not impaired.

The changes in the carrying amount of goodwill by segment are as follows:

	Life and Laboratory Sciences	Measurement and Control	Total
	(In thousands)

Balance at December 31, 2003	$1,026,912	$414,260	$1,441,172
Acquisitions	93,964	–	93,964
Acquired tax benefits	(38,748)	(1,771)	(40,519)
Finalization of purchase price allocation for Jouan	(22,186)	–	(22,186)
Change in estimate of pre-acquisition tax matter	–	3,767	3,767
Currency translation	32,479	7,387	39,866
Other	(3,455)	416	(3,039)

Balance at December 31, 2004	1,088,966	424,059	1,513,025
Acquisitions	488,212	15,532	503,744
Write off due to sale of businesses	(10,949)	(4,587)	(15,536)
Tax liabilities of acquired businesses	11,834	–	11,834
Currency translation	(36,239)	(9,583)	(45,822)
Other	(1,050)	–	(1,050)

Balance at December 31, 2005	$1,540,774	$425,421	$1,966,195

Currency Translation

All assets and liabilities of the company’s non-U.S. subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year in accordance with SFAS No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the “Accumulated other comprehensive items” component of shareholders’ equity. Currency transaction gains and losses are included in the accompanying statement of income and are not material for the three years presented.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Forward Contracts

The company accounts for forward currency contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, requires that all derivatives, including forward currency-exchange contracts, be recognized in the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value or cash flows.

The company uses forward currency-exchange contracts primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair-value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in euros, U.S. dollars, British pounds sterling and Canadian dollars. The company enters into these currency-exchange contracts to hedge anticipated product purchases and sales and assets and liabilities arising in the normal course of business, principally accounts receivable and intercompany loans. Accordingly, the hedges are not speculative in nature. As part of the company’s overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some operating units hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using exchange contracts that have maturities of 12 months or less. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

The company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in earnings in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency losses and gains on the underlying exposure being hedged. Cash flows resulting from currency-exchange contracts qualifying as cash-flow hedges are recorded in the accompanying statement of cash flows in the same category as the item being hedged. At December 31, 2005, the company did not have any deferred gains or losses relating to forward currency-exchange contracts. The ineffective portion of the gain or loss on derivative instruments is recorded in other income, net, in the accompanying statement of income and is not material for the three years presented.

The company entered into an interest rate swap agreement in 2005 in connection with debt issued for the Kendro acquisition (Note 10).

Recent Accounting Pronouncements

In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The directive requires EU member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment. FSP No. FAS 143-1 requires a commercial user to apply the provisions

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

of SFAS No. 143, “Accounting for Asset Retirement Obligations” and related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” to waste obligations associated with historical equipment. The rules require that a liability be established for the retirement obligation with an offsetting increase to the carrying amount of the related asset. FSP No. FAS 143-1 is effective the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The issuance of FSP No. FAS 143-1 is not expected to have a material impact on the company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options, over the applicable vesting period. The company currently discloses the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective in 2006. The company will apply the new standard using the modified prospective method in the first quarter of 2006. If the company had adopted this standard in 2005, the company’s net income for 2005 would have been $13.6 million (or $.08 per diluted share) lower than reported in 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during 2006. The company does not expect adoption of this standard will have a material effect on its financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to quantify impairment of assets, and in determining the ultimate loss from abandoning leases at facilities being exited (Note 15). Actual results could differ from those estimates.

Note 2.	Acquisitions and Dispositions

Acquisitions

In August 2005, the company’s Life and Laboratory Sciences segment acquired Ionalytics Corporation, a Canada-based provider of a dynamic ion-filtering device used with mass spectrometers in bioanalysis, proteomics and drug discovery for $24.7 million, net of cash acquired. The acquisition of Ionalytics enabled the segment to broaden its mass spectrometry product offerings. Ionalytics did not have material revenues in 2004 as its focus was on commercially introducing its principal product to market. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $6.8 million was allocated to goodwill, all of which is tax deductible.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Acquisitions and Dispositions (continued)

          In May 2005, the company’s Life and Laboratory Sciences segment acquired the Kendro Laboratory Products division of SPX Corporation for $836.6 million, net of cash acquired, including transaction costs. Kendro designs, manufactures, markets and services, on a global basis, a wide range of laboratory equipment for sample preparation, processing and storage, used primarily in life sciences and drug discovery laboratories as well as clinical laboratories. The acquisition of Kendro broadened the segment’s product offerings and access to customers. Kendro’s revenues were $371 million in 2004. The purchase price exceeded the fair value of the acquired assets and, accordingly, $465.0 million was allocated to goodwill, approximately $185 million of which is expected to be tax deductible.

The company obtained short-term bridge financing, which permitted it to borrow $570 million to partially fund the purchase price of Kendro. The company used existing cash balances to fund the remainder of the purchase price. Subsequently, the company used a combination of short- and long-term debt instruments to refinance the bridge loan (Note 10).

In April 2005, the company’s Measurement and Control segment completed the acquisition of Rupprecht and Patashnick Co., Inc. (R&P), a New York-based provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets for $31.0 million in cash, net of cash acquired. The acquisition of R&P enabled the segment to broaden its air monitoring product offerings. R&P’s revenues totaled $17 million in 2004. The agreement calls for additional consideration of up to $3 million through 2007 based on achieving targeted sales levels and payment of 7% of specified product sales thereafter through 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $15.5 million was allocated to goodwill, none of which is tax deductible.

In March 2005, the Life and Laboratory Sciences segment acquired Niton LLC, a Massachusetts-based provider of portable X-ray analyzers to the metals, petrochemical and environmental markets for $40.9 million in cash, net of cash acquired. Of the total purchase price, $40.0 million was paid on the closing date and the balance was paid in June 2005, following determination of the post-closing adjustment. The agreement under which the company acquired Niton calls for additional contingent consideration of up to $2.0 million through 2006 based on post-acquisition results, of which $1.0 million was earned and accrued at December 31, 2005, through an increase to goodwill. The acquisition of Niton enabled the segment to expand its X-ray products to include a portable line. Niton’s revenues in 2004 totaled $36 million. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $16.4 million was allocated to goodwill, all of which is tax deductible.

In September 2004, the Life and Laboratory Sciences segment broadened its informatics offerings by acquiring InnaPhase Corporation, a Pennsylvania-based supplier of laboratory information management systems for the pharmaceutical and biotechnology markets, for $64.7 million, net of cash acquired. In February 2005 the company received a post-closing adjustment of $0.5 million as a refund of part of the purchase price. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $39.8 million was allocated to goodwill, none of which is tax deductible. InnaPhase had revenues of $17.7 million in 2004, prior to it being acquired.

In April 2004, the Life and Laboratory Sciences segment expanded its service capabilities by acquiring US Counseling Services, Inc. (USCS), a Wisconsin-based supplier of equipment asset management services to the pharmaceutical, healthcare and related industries, for $74.7 million, net of cash acquired. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $54.2 million was allocated to goodwill, all of which is tax deductible. USCS reported revenues of $57 million in 2003.

In addition, in September 2004 the Measurement and Control segment acquired a manufacturer and distributor of air quality instruments in China for $3.7 million in cash.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Acquisitions and Dispositions (continued)

On December 31, 2003, the Life and Laboratory Sciences segment acquired Jouan SA for 110.9 million euros in cash ($137.8 million, or $122.7 million, net of cash acquired) and the assumption of approximately 11.8 million euros of debt ($14.7 million). Jouan is a global supplier of products used by life science researchers in academic, pharmaceutical, biotech and clinical markets to prepare and preserve laboratory samples and has broadened the company’s offerings in these markets. Having completed the acquisition of Jouan at the close of business on the last day of the company’s fiscal year, no results of operations or cash flows prior to 2004 have been included in the accompanying financial statements. During the first quarter of 2004, the company determined the fair value of Jouan’s identifiable intangible assets and completed the purchase price allocation. As a result, $34.9 million was reclassified from goodwill to acquired intangible assets in 2004. In addition, the company recorded a deferred tax liability of $12.1 million related to these assets, with a corresponding increase in goodwill. After these adjustments, goodwill arising from the Jouan acquisition totaled $77.1 million, none of which is tax deductible.

In 2003, in addition to the acquisition of Jouan, the company made four other acquisitions for $12.3 million in cash, net of cash acquired.

In 2004, the company recorded a reduction in goodwill of $40.5 million related to use or expected use of tax attributes of businesses acquired in 2002 and prior years.

The company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies of combining the businesses. These synergies include use of the company’s existing infrastructure such as sales force, distribution channels and customer relations to expand sales of the acquired businesses’ products; use of the infrastructure of the acquired businesses to cost effectively expand sales of company products; and elimination of duplicative facilities, functions and staffing.

These acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and, for acquisitions completed in 2005, is subject to adjustment upon finalization of the purchase price allocation. The company has gathered no information that indicates the final purchase price allocations will differ materially from the preliminary estimates although for Kendro, the company expects to finalize an asset appraisal in Germany and complete its rationalization plans for certain product lines, headcount and facilities in the first quarter of 2006.

Had the acquisition of Kendro been completed as of the beginning of 2004, the company’s pro forma results for 2005 and 2004 would have been as follows (in thousands except per share amounts):

	2005	2004

Revenues	$2,761,346	$2,572,173

Net Income	$211,602	$336,395

Earnings per Share from Continuing Operations:
Basic	$1.16	$1.18
Diluted	$1.14	$1.16

Earnings per Share:
Basic	$1.31	$2.06
Diluted	$1.29	$2.02

The company’s results for 2005 and 2004 would not have been materially different from its reported results had its other acquisitions occurred at the beginning of 2004.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Acquisitions and Dispositions (continued)

The components of the purchase price allocation for 2005 acquisitions are as follows:

	Niton	R&P	Kendro	Ionalytics	Total
	(In thousands)

Purchase Price:
Cash paid (a)	$41,716	$32,798	$839,264	$26,980	$940,758
Cash acquired	(764)	(1,817)	(2,672)	(2,287)	(7,540)

	$40,952	$30,981	$836,592	$24,693	$933,218

Allocation:
Current assets	$13,240	$6,766	$124,689	$645	$145,340
Property, plant and equipment	2,157	449	62,651	170	65,427
Acquired intangible assets	17,741	15,796	330,432	18,276	382,245
Goodwill	16,385	15,532	465,000	6,827	503,744
Other assets	181	–	2,536	–	2,717
Liabilities assumed	(8,752)	(7,562)	(148,716)	(1,225)	(166,255)

	$40,952	$30,981	$836,592	$24,693	$933,218

(a)	Includes acquisition expenses.

Acquired intangible assets for 2005 acquisitions are as follows:

	Niton	R&P	Kendro	Ionalytics	Total
	(In thousands)

Customer Relationships	$11,468	$12,904	$287,355	$–	$311,727
Product Technology	6,273	2,892	43,077	18,276	70,518

	$17,741	$15,796	$330,432	$18,276	$382,245

The weighted-average amortization periods for intangible assets acquired in 2005 are: 5 years for customer relationships and 6 years for product technology. The weighted-average amortization period for all intangible assets acquired in 2005 is approximately 5 years.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Acquisitions and Dispositions (continued)

          The components of the purchase price allocation for 2004 acquisitions are as follows:

	InnaPhase	USCS	Other	Total
	(In thousands)

Purchase Price:
Cash paid (a)	$66,467	$77,785	$3,650	$147,902
Cash acquired	(1,777)	(3,115)	–	(4,892)

	$64,690	$74,670	$3,650	$143,010

Allocation:
Current assets	$4,975	$5,711	$75	$10,761
Property, plant and equipment	761	367	–	1,128
Acquired intangible assets	36,089	34,700	3,610	74,399
Goodwill	39,753	54,211	–	93,964
Other assets	4,465	3	–	4,468
Liabilities assumed	(21,353)	(20,322)	(35)	(41,710)

	$64,690	$74,670	$3,650	$143,010

(a)	Includes acquisition expenses.

Acquired intangible assets for 2004 acquisitions are as follows:

	InnaPhase	USCS	Other	Total
	(In thousands)

Customer Relationships	$22,676	$34,700	$1,805	$59,181
Product Technology	13,413	–	1,805	15,218

	$36,089	$34,700	$3,610	$74,399

The weighted-average amortization periods for intangible assets acquired in 2004 are: 5 years for customer relationships and 7 years for product technology. The weighted-average amortization period for all intangible assets acquired in 2004 is 6 years.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Acquisitions and Dispositions (continued)

The components of the purchase price allocation for 2003 acquisitions are as follows:

	Jouan	Other	Total
	(In thousands)

Purchase Price:
Cash paid (a)	$137,838	$12,422	$150,260
Cash acquired	(15,188)	(148)	(15,336)

	$122,650	$12,274	$134,924

Allocation:
Current assets	$48,049	$3,713	$51,762
Property, plant and equipment	24,089	851	24,940
Acquired intangible assets	35,116	8,078	43,194
Goodwill	77,130	4,082	81,212
Other assets	7	2	9
Debt	(14,653)	(234)	(14,887)
Other liabilities assumed	(47,088)	(4,218)	(51,306)

	$122,650	$12,274	$134,924

(a)	Includes acquisition expenses.

Acquired intangible assets for 2003 acquisitions are as follows:

	Jouan	Other	Total
	(In thousands)

Customer and Distributor Relationships	$24,643	$–	$24,643
Product Technology	10,231	4,755	14,986
Patents	198	1,352	1,550
Other	44	1,971	2,015

	$35,116	$8,078	$43,194

The weighted-average amortization periods for intangible assets acquired in 2003 are: 6 years for customer and distributor relationships; 6 years for product technology; 10 years for patents; and 3 years for other intangible assets. The weighted-average amortization period for all intangible assets acquired in 2003 is 6 years.

The company has undertaken restructuring activities at acquired businesses. These activities, which were accounted for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” have primarily included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the company established reserves as detailed below, primarily for severance and excess facilities. In accordance with EITF Issue No. 95-3, the company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Acquisitions and Dispositions (continued)

          The changes in accrued acquisition expenses for acquisitions completed during 2005 are as follows:

	Severance	Abandonment of Excess Facilities	Other	Total
	(In thousands)

Reserves established	$3,557	$373	$79	$4,009
Payments	(856)	(28)	–	(884)
Currency translation	(207)	–	(6)	(213)

Balance at December 31, 2005	$2,494	$345	$73	$2,912

The principal acquisition expenses for 2005 acquisitions were for severance for approximately 76 employees across all functions and for an abandoned facility in the U.S., primarily related to the company’s acquisition of Kendro.

The company did not establish material reserves for restructuring businesses acquired in 2004.

The changes in accrued acquisition expenses for acquisitions completed prior to 2005 are as follows:

	Severance	Abandonment of Excess Facilities	Other	Total
	(In thousands)

Balance at December 28, 2002	$1,319	$7,010	$499	$8,828
Reserves established	5,043	3,954	99	9,096
Payments	(966)	(697)	(194)	(1,857)
Decrease recorded as a reduction in goodwill and other intangible assets	(488)	(401)	(186)	(1,075)
Currency translation	90	699	35	824

Balance at December 31, 2003	4,998	10,565	253	15,816
Reserves established	896	4	317	1,217
Payments	(3,285)	(568)	(503)	(4,356)
Decrease recorded as a reduction in goodwill	–	(4,644)	–	(4,644)
Currency translation	639	512	45	1,196

Balance at December 31, 2004	3,248	5,869	112	9,229
Payments	(2,796)	(90)	(19)	(2,905)
Decrease recorded as a reduction in goodwill	–	(2,111)	(81)	(2,192)
Currency translation	(313)	(456)	(12)	(781)

Balance at December 31, 2005	$139	$3,212	$–	$3,351

The principal acquisition expenses for pre-2005 acquisitions were for severance for approximately 1,038 employees across all functions and for abandoned facilities, primarily related to the company’s acquisitions of Life Sciences International PLC in 1997, the product-monitoring businesses of Graseby Limited in 1998, Spectra-Physics AB in 1999 and Jouan in 2003. The abandoned facilities for the 1997 and 1998 acquisitions include three operating facilities in England with leases expiring through 2014. In some instances, the facilities are subleased but certain restoration obligations are payable at the end of the lease. The amounts accrued for abandoned facilities also include closure of a Jouan manufacturing facility in Denmark, with a lease expiring in 2007. In 2004 and 2005, the company reached favorable settlements of lease obligations for several abandoned sites and recorded the benefit as a reduction of goodwill. The amounts captioned as “other” primarily represent employee relocation, contract termination and other exit costs.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Acquisitions and Dispositions (continued)

Dispositions

The company sold its point of care and rapid diagnostics business in 2005 and Spectra-Physics in 2004 (Note 16). The company sold a non-core business for net cash proceeds of $5.7 million in 2005 and several non-core businesses for net cash proceeds of $16.4 million in 2003 and recorded $0.3 million of pre-tax gains in 2005 and $4.7 million of pre-tax losses in 2003, which are included in restructuring and other costs, net, in the accompanying statement of income.

In 2000, the company’s Measurement and Control segment sold its Spectra Precision businesses to Trimble Navigation Limited. As part of the sale proceeds, the company obtained an $80.0 million note from Trimble, which carried interest at 10%. Trimble and the company negotiated a change in the note’s terms in March 2002. Under the revised terms, Trimble paid $11 million of principal, together with $10 million of accrued interest. The amended note carried an interest rate of 10.41% and under certain conditions allowed the interest to be added to the note’s principal. In addition, the company obtained warrants to purchase shares of Trimble, which became exercisable at various times and prices depending on the outstanding balance of the note. The warrants were recorded at their fair value. During 2003, Trimble repaid the note in full and the company sold all of the warrants that it had obtained from Trimble. The company recorded a gain of $1.2 million on the sale of the warrants as other income in the accompanying 2003 statement of income.

Note 3.	Business Segment and Geographical Information

The company’s businesses are managed in two segments:

The Life and Laboratory Sciences segment serves the pharmaceutical, biotechnology and other research and industrial laboratory markets, as well as scientists in government and academia, with advanced instrument systems and software that enable discovery, R&D and quality assurance. The segment also serves the healthcare market with equipment, laboratory-automation systems and consumables for pharmaceutical, biotechnology, academic, government and clinical customers.

The Measurement and Control segment enables customers in key industrial markets, such as chemical, oil and gas, semiconductor, pharmaceutical, food and beverage, minerals and mining, and steel, to control and optimize their manufacturing processes. The segment provides analytical tools, online process instruments and precision temperature-control systems that are used to increase quality, improve productivity and meet environmental and other regulatory standards. The segment also offers a comprehensive range of chemical-, radiation- and explosives-detection instruments.

Business segment information captioned as Other in the following tables represents results of a unit that marketed and manufactured molecular beam epitaxy equipment. The unit was part of the company’s former Optical Technologies segment and was sold in 2003. Results after 2003 primarily represent revisions to estimates of abandoned lease obligations, net of subtenant rents.

The company’s management evaluates operating segment performance based on a measure that is not determined in accordance with U.S. generally accepted accounting principles, adjusted operating income. Adjusted operating income is segment operating income before certain charges to cost of revenues, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; and amortization of acquisition-related intangible assets. The company uses this measure because it helps management understand and evaluate the segment’s core operating results and facilitates comparison of performance for determining compensation.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Business Segment and Geographical Information (continued)

Business Segment Information

	Life and Laboratory Sciences	Measurement and Control	Other	Corporate	Total
	(In thousands)
2005
Revenues	$1,960,153	$672,874	$–	$–	$2,633,027

Adjusted operating income (a)	$328,138	$80,178	$148	$(37,050)	$371,414
Cost of revenues charges	12,374	1,013	–	–	13,387
Restructuring and other items	5,524	9,870	(613)	2,119	16,900
Amortization	72,530	5,105	–	5	77,640

Operating income	237,710	64,190	761	(39,174)	263,487
Other income, net (b)					22,411

Income from continuing operations before provision for income taxes					$285,898

Total assets (c)	$3,268,265	$971,891	$–	$11,413	$4,251,569
Depreciation	30,869	9,810	–	4,953	45,632
Capital expenditures (d)	34,001	9,683	–	2,270	45,954

2004
Revenues	$1,573,445	$632,550	$–	$–	$2,205,995

Adjusted operating income (a)	$254,454	$62,895	$–	$(37,816)	$279,533
Cost of revenues charges	3,177	184	–	–	3,361
Restructuring and other items	7,054	6,337	163	2,275	15,829
Amortization	19,830	2,998	–	3	22,831

Operating income	224,393	53,376	(163)	(40,094)	237,512
Other income, net (b)					21,707

Income from continuing operations before provision for income taxes					$259,219

Total assets (c)	$2,438,703	$971,515	$210	$166,297	$3,576,725
Depreciation	29,811	10,245	–	3,254	43,310
Capital expenditures	36,837	9,710	–	3,438	49,985

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Business Segment and Geographical Information (continued)

	Life and Laboratory Sciences	Measurement and Control	Other	Corporate	Total
	(In thousands)

2003
Revenues	$1,293,009	$601,104	$5,265	$–	$1,899,378

Adjusted operating income (a)	$211,933	$57,280	$(378)	$(27,142)	$241,693
Cost of revenues charges	–	71	–	–	71
Restructuring and other items	21,808	10,214	8,051	5,127	45,200
Amortization	6,592	2,446	–	–	9,038

Operating income	183,533	44,549	(8,429)	(32,269)	187,384
Other income, net (b)					35,247

Income from continuing operations before provision for income taxes					$222,631

Total assets (c)	$2,128,177	$894,772	$286	$366,087	$3,389,322
Depreciation	23,399	10,698	382	3,199	37,678
Capital expenditures	26,585	9,321	–	5,784	41,690

Geographical Information

	2005	2004	2003
	(In thousands)

Revenues (e):
United States	$1,566,826	$1,272,153	$1,133,626
Germany	463,833	316,386	254,038
England	324,924	324,728	294,264
Other	1,228,407	790,327	617,282
Transfers among geographical areas (f)	(950,963)	(497,599)	(399,832)

	$2,633,027	$2,205,995	$1,899,378

Long-lived Assets (g):
United States	$147,114	$116,306	$118,751
Germany	67,355	41,025	29,070
England	21,627	23,291	22,728
Other	64,741	116,009	93,083

	$300,837	$296,631	$263,632

Export Sales Included in United States Revenues Above (h)	$469,879	$383,600	$354,108

(a)	Represents operating income before certain charges to cost of revenues, restructuring and other costs, net, and amortization of acquisition-related intangibles.
(b)
The company does not allocate other income and expenses to its segments. Other income and expense includes $27.6 million, $9.6 million and $29.0 million of income in 2005, 2004 and 2003, respectively, primarily related to the sale of the company’s investments in Thoratec, Newport and FLIR (Note 4).

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Business Segment and Geographical Information (continued)

(c)
Total assets for corporate include $5.6 million and $282.6 million in 2004 and 2003, respectively of total assets of discontinued operations. Corporate assets consist primarily of cash and cash equivalents, short-term investments and property and equipment at the company’s corporate office.

(d)	Includes non-cash additions of $2.4 million associated with asset retirement obligations.
(e)	Revenues are attributed to countries based on selling location.
(f)	Transfers among geographical areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(g)	Includes property, plant and equipment, net, and other long-term tangible assets.
(h)	In general, export revenues are denominated in U.S. dollars.

Note 4.	Other Income, Net

The components of other income, net, in the accompanying statement of income are as follows:

	2005	2004	2003
	(In thousands)

Interest Income	$11,569	$9,021	$19,663
Interest Expense (Note 10)	(26,715)	(10,979)	(18,197)
Gain on Investments, Net (Note 9)	35,319	20,838	35,536
Equity in Earnings of Unconsolidated Subsidiaries	168	733	490
Other Items, Net	2,070	2,094	(2,245)

	$22,411	$21,707	$35,247

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

As a result of the divestiture of Thermo Cardiosystems Inc. in 2001, the company acquired shares of Thoratec Corporation. The company sold 4,436,000, 1,250,000 and 2,000,000 shares of Thoratec common stock during 2005, 2004 and 2003 and realized gains of $28.9 million, $9.6 million and $16.3 million, respectively. At December 31, 2005, the company no longer owned shares of Thoratec.

The company acquired 4,162,000 shares of FLIR Systems, Inc. common stock in connection with a business acquired in 1999. The company sold 334,175 shares of FLIR common stock during 2003 and realized gains of $13.7 million. These gains included $3.9 million from the recovery of amounts written down in prior years when the company deemed an impairment of its investment in FLIR to be other than temporary. At December 31, 2003, the company no longer owned shares of FLIR.

Gain on investments, net, also includes portfolio gains from the company’s day-to-day investing activities. In addition to gains from the sale of available-for-sale investments, $1.5 million of gains arose in 2005 from the sale of investments that had been classified as Other Assets.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans

Stock-based Compensation Plans

Stock Option Plans

The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options, stock bonus shares or performance-based shares, as determined by the compensation committee of the company’s Board of Directors (the Board Committee) or in limited circumstances, by the company’s option committee, which consists of its chief executive officer. Generally, options granted prior to July 2000 under these plans are exercisable immediately, but shares acquired upon exercise are subject to certain transfer restrictions and the right of the company to repurchase the shares at the exercise price upon certain events, primarily termination of employment. The restrictions and repurchase rights lapse over periods ranging from 0-10 years, depending on the term of the option, which may range from 3-12 years. Options granted in or after July 2000 under these plans generally vest over three to five years, assuming continued employment with certain exceptions. Upon a change in control of the company, all options, regardless of grant date, become immediately exercisable and shares acquired upon exercise cease to be subject to transfer restrictions and the company’s repurchase rights. Nonqualified options are generally granted at fair market value. Incentive stock options must be granted at not less than the fair market value of the company’s stock on the date of grant. The company also has a directors’ stock option plan that provides for the annual grant of stock options of the company to outside directors. Options awarded under this plan prior to 2003 are immediately exercisable and expire three to seven years after the date of grant. Options awarded in 2003 and thereafter vest over three years, assuming continued service on the board, and expire seven years after the date of grant.

In 2005, 2004 and 2003, the company awarded to a number of key employees 146,000, 60,000 and 75,000 shares, respectively, of restricted company common stock or restricted units that convert into an equivalent number of shares of common stock assuming continued employment, with some exceptions. The awards had an aggregate value of $4.1 million, $1.7 million and $1.6 million, respectively. The awards generally vest in equal annual installments over two to three years, assuming continued employment, with some exceptions. The company recorded $2.8 million, $1.8 million and $2.6 million of compensation expense related to these awards in 2005, 2004 and 2003, respectively.

A summary of the company’s stock option activity is as follows:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(Shares in thousands)

Options Outstanding, Beginning of Year	10,893	$20.38	15,915	$20.83	22,472	$20.11
Granted	3,458	27.47	1,671	27.77	1,534	18.82
Exercised	(1,658)	16.49	(3,920)	16.77	(5,200)	14.69
Forfeited	(609)	26.20	(2,773)	32.51	(2,891)	25.21

Options Outstanding, End of Year	12,084	$22.65	10,893	$20.38	15,915	$20.83

Options Exercisable	6,245	$20.41	6,003	$19.32	8,916	$21.57

Options Available for Grant	11,713		3,806		3,842

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

A summary of the status of the company’s stock options at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(Shares in thousands)

$ 5.87 – $ 15.00	675	1.6 years	$11.28	584	$11.26
15.01 – 19.00	1,075	3.5 years	17.59	771	17.69
19.01 – 21.00	3,915	4.4 years	19.75	2,683	19.79
21.01 – 25.00	1,765	2.8 years	22.56	1,660	22.51
25.01 – 28.00	4,117	5.8 years	27.37	391	27.34
28.01 – 34.00	510	5.4 years	29.70	129	30.18
34.01 – 148.21	27	3.6 years	80.77	27	80.68

$ 5.87 – $148.21	12,084	4.5 years	$22.65	6,245	$20.41

Employee Stock Purchase Plans

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Under this program, through 2005 shares of the company’s common stock could be purchased at 85% of the lower of the fair market value at the beginning or end of the purchase period, and the shares purchased were subject to a one-year resale restriction. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. In early 2006, 2005 and 2004, the company issued 115,000, 136,000 and 185,000 shares, respectively, of its common stock for the 2005, 2004 and 2003 plan years, which ended on December 31. Beginning in 2006, shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period.

The company had a plan in England under which employees could purchase shares of the company’s common stock through payroll deductions. No material issuances occurred in 2003 or 2004 under the plan. Following the issuance of 30,000 shares under the plan in 2005, the plan was discontinued.

401(k) Savings Plan and Other Defined Contribution Plans

The company’s 401(k) savings plan covers the majority of the company’s eligible full-time U.S. employees. Contributions to the plan are made by both the employee and the company. Company contributions are based on the level of employee contributions.

Certain of the company’s subsidiaries offer retirement plans in lieu of participation in the company’s principal 401(k) savings plan. Company contributions to these plans are based on formulas determined by the company.

For these plans, the company contributed and charged to expense $22.2 million, $17.7 million and $16.3 million in 2005, 2004 and 2003, respectively.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

Defined Benefit Pension Plans

Several of the company’s non-U.S. subsidiaries, principally in Germany and England, and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. Net periodic benefit costs for the plans in aggregate included the following components:

	2005	2004	2003
	(In thousands)

Service Cost	$7,455	$5,527	$4,408
Interest Cost on Benefit Obligation	13,400	11,191	9,578
Expected Return on Plan Assets	(11,436)	(9,798)	(8,227)
Recognized Net Actuarial Loss	2,587	2,558	2,091
Amortization of Unrecognized Initial Obligation and Prior Service Cost	4,056	1	45

	$16,062	$9,479	$7,895

During the second quarter of 2005, the company merged two defined benefit plans in the U.K. and provided the participating employees with a defined contribution plan while limiting future benefits under the combined defined benefit plan. The transaction met the criteria of a plan curtailment although no gain or loss resulted. In connection with the transaction, the company contributed $10.9 million to the combined U.K. defined benefit plan. Subsequently, the company modified a retirement benefit obligation under the merged plan to conform to U.K. law and recorded a charge of $4.1 million for the cost of the change.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The activity under the company’s defined benefit plans is as follows:

	2005	2004
	(In thousands)

Change in Benefit Obligation:
Benefit obligation, beginning of year	$276,049	$235,379
Service cost	7,455	5,527
Interest cost	13,400	11,191
Acquisition	27,189	–
Benefits paid	(6,808)	(4,745)
Actuarial loss	39,193	10,137
Currency translation	(34,888)	18,560

Benefit obligation, end of year	321,590	276,049

Change in Plan Assets:
Fair value of plan assets, beginning of year	189,011	162,993
Company contributions	17,146	5,624
Benefits paid	(6,808)	(4,745)
Actual return on plan assets	19,875	12,687
Currency translation	(21,752)	12,452

Fair value of plan assets, end of year	197,472	189,011

Funded Status	(124,118)	(87,038)
Unrecognized Net Actuarial Loss	78,314	62,557
Unrecognized Initial Obligation and Prior Service Cost	1,070	63

Net Amount Recognized	$(44,734)	$(24,418)

Amounts Recognized in the Balance Sheet:
Accrued pension liability	$(112,375)	$(70,822)
Intangible asset	57	63
Accumulated other comprehensive items	67,584	46,341

Net Amount Recognized	$(44,734)	$(24,418)

Nearly all of the company’s defined benefit plans have projected benefit obligations and accumulated benefit obligations in excess of plan assets. The aggregate accumulated benefit obligations were $305.8 million and $240.7 million at year-end 2005 and 2004, respectively.  The measurement date used to determine benefit information was December 31 for all plan assets and benefit obligations.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The weighted average rates used to determine the net periodic benefit costs were as follows:

	2005	2004	2003

Discount Rate	4.9%	5.3%	5.5%
Rate of Increase in Salary Levels	3.1%	3.3%	3.3%
Expected Long-term Rate of Return on Assets	6.2%	6.8%	6.9%

The weighted average rates used to determine benefit obligations at the respective year ends were as follows:

	2005	2004

Discount Rate	4.4%	4.9%
Rate of Increase in Salary Levels	3.2%	3.2%

          In determining the discount rate used to determine benefit obligations, the company references indicies for long-term, high-quality corporate bonds and uses a discount rate that does not exceed the yield reported for those indicies after adjustment for the duration of the plans’ liabilities.

In determining the expected long-term rate of return on plan assets, the company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. In addition, the company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

For the company’s plans, the asset allocation at the respective year ends by asset category, which approximates target allocation, was as follows:

	2005	2004

Equity Securities	43%	62%
Debt Securities	31%	21%
Insurance Policies	13%	6%
Real Estate	4%	3%
Other	9%	8%

	100%	100%

Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

The company expects to make contributions to its plans in 2006 of approximately $7.3 million.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2006	$7,247
2007	7,566
2008	8,472
2009	9,257
2010	9,750
2011-2015	65,228

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

	2005	2004	2003
	(In thousands)

U.S.	$155,881	$109,812	$108,424
Non-U.S.	130,017	149,407	114,207

	$285,898	$259,219	$222,631

The components of the provision for income taxes of continuing operations are as follows:

	2005	2004	2003
	(In thousands)

Currently Payable:
Federal	$44,805	$10,759	$41,126
Non-U.S.	56,521	29,636	32,572
State	1,840	(6,363)	1,575

	103,166	34,032	75,273

Net Deferred (Prepaid):
Federal	(1,366)	7,494	(29,766)
Non-U.S.	(13,660)	(679)	1,621
State	(543)	5	293

	(15,569)	6,820	(27,852)

	$87,597	$40,852	$47,421

The income tax provision (benefit) included in the accompanying statement of income is as follows:

	2005	2004	2003
	(In thousands)

Continuing Operations	$87,597	$40,852	$47,421
Discontinued Operations	16,341	(73,049)	6,656

	$103,938	$(32,197)	$54,077

The company receives a tax deduction upon the exercise of nonqualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $6.6 million, $16.0 million and $12.0 million, of such benefits of the company that have been allocated to capital in excess of par value in 2005, 2004 and 2003, respectively.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Income Taxes (continued)

The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	2005	2004	2003
	(In thousands)

Provision for Income Taxes at Statutory Rate	$100,064	$90,727	$77,921
Increases (Decreases) Resulting From:
Tax return reassessments and settlements	3,988	(33,782)	–
Non-U.S. tax rate and tax law differential	(7,129)	(14,360)	(10,439)
Income tax credits	(5,610)	(4,555)	(16,148)
Extraterritorial income exclusion	(4,450)	(3,396)	(3,358)
Manufacturing deduction	(862)	–	–
Basis difference of businesses sold or terminated	–	2,847	(4,988)
State income taxes, net of federal tax	1,293	1,885	1,213
Nondeductible expenses	530	863	1,014
Losses not benefited in the year they occurred	–	–	2,224
Other, net	(227)	623	(18)

	$87,597	$40,852	$47,421

Net deferred tax asset in the accompanying balance sheet consists of the following:

	2005	2004
	(In thousands)

Deferred Tax Asset (Liability):
Net operating loss and credit carryforwards	$159,907	$160,693
Reserves and accruals	51,504	71,582
Inventory basis difference	17,928	22,714
Accrued compensation	37,711	4,728
Depreciation and amortization	(81,128)	(27,829)
Available-for-sale investments	–	(11,901)
Other, net	4,271	(2,434)

	190,193	217,553
Less: Valuation allowance	63,545	66,152

	$126,648	$151,401

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not go unused. At December 31, 2005, $42.6 million of the company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce goodwill of an acquired business.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Income Taxes (continued)

During 2004 and early 2005, the Internal Revenue Service (IRS) and the company reached a final settlement of the audit of the company’s tax returns for the 1998 through 2000 tax years. In addition, in 2004, audits of state tax returns were completed. In 2004, the company recorded tax benefits that had not previously been recognized of $33.8 million in continuing operations and $52.7 million in discontinued operations (Note 16) associated with the completion of the tax audits.

In addition to the tax benefit of $52.7 million, discussed above, the company’s tax benefit from discontinued operations in 2004 included amounts pertaining to Spectra-Physics (Note 16).

At December 31, 2005, the company had federal, state and non-U.S. net operating loss carryforwards of $63 million, $1.3 billion and $188 million, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2006 through 2021. Of the non-U.S. net operating loss carryforwards, $18 million expire in the years 2006 through 2014, and the remainder do not expire. The company also had $61 million of federal foreign tax credit carryforwards as of December 31, 2005, which expire in the years 2006 through 2014.

A provision has not been made for U.S. or additional non-U.S. taxes on $711 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost.

Note 7.	Earnings per Share

	2005	2004	2003
	(In thousands except per share amounts)

Income from Continuing Operations	$198,301	$218,367	$175,210
Income (Loss) from Discontinued Operations	–	43,018	(2,513)
Gain on Disposal of Discontinued Operations, Net	24,917	100,452	27,312

Net Income for Basic Earnings per Share	223,218	361,837	200,009
Effect of Convertible Debentures	1,606	1,606	4,830

Income Available to Common Shareholders, as Adjusted for Diluted Earnings per Share	$224,824	$363,443	$204,839

Basic Weighted Average Shares	161,587	163,133	162,713
Effect of:
Convertible debentures	1,846	1,846	5,737
Stock options	1,847	2,571	2,085
Restricted stock awards and contingently issuable shares	54	91	195

Diluted Weighted Average Shares	165,334	167,641	170,730

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7.	Earnings per Share (continued)

	2005	2004	2003
	(In thousands except per share amounts)

Basic Earnings per Share:
Continuing operations	$1.23	$1.34	$1.08
Discontinued operations	.15	.88	.15

	$1.38	$2.22	$1.23

Diluted Earnings per Share:
Continuing operations	$1.21	$1.31	$1.05
Discontinued operations	.15	.86	.15

	$1.36	$2.17	$1.20

Options to purchase 1,391,000, 1,078,000 and 6,678,000 shares of common stock were not included in the computation of diluted earnings per share for 2005, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

The computation of diluted earnings per share for 2003 excludes the effect of assuming the conversion of the company’s 4 3/8% subordinated convertible debentures convertible at $111.83 per share because the effect would be antidilutive. These debentures were no longer outstanding as of December 31, 2003, having previously been redeemed.

Note 8.	Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represents certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments and minimum pension liability adjustment.

Accumulated other comprehensive items in the accompanying balance sheet consists of the following:

	2005	2004
	(In thousands)

Cumulative Translation Adjustment	$75,030	$180,063
Net Unrealized Gains on Available-for-sale Investments (net of tax provision of $7,394)	–	13,731
Net Unrealized Gains (Losses) on Hedging Instruments (net of tax benefit of $1,123 in 2005 and tax provision of $3 in 2004)	(1,916)	5
Minimum Pension Liability Adjustment (net of tax benefit of $21,649 and $13,908)	(45,935)	(32,433)

	$27,179	$161,366

An increase in shareholders’ equity in 2005 was offset in part by a decrease of $134.2 million in accumulated other comprehensive items, principally the effect that changes in currency translation rates had on the company’s non-U.S. assets and liabilities.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8.	Comprehensive Income (continued)

The change in unrealized gains (losses) on available-for-sale investments, a component of other comprehensive items in the accompanying statement of comprehensive income and shareholders’ equity, includes the following:

	2005	2004	2003
	(In thousands)

Unrealized Holding Gains (Losses) Arising During the Year (net of income tax provision (benefit) of $5,203, $(2,481) and $14,407)	$9,644	$(4,609)	$26,754
Reclassification Adjustment for (Gains) Losses Included in Net Income (net of income tax provision (benefit) of $(3,738), $2,690 and $(1,366))	5,665	(5,361)	1,441

Net Unrealized Gains (Losses) (net of income tax provision (benefit) of $8,941, $(5,171) and $15,773)	$15,309	$(9,970)	$28,195

The change in unrealized gains (losses) on hedging instruments, a component of other comprehensive items in the accompanying statement of comprehensive income and shareholders’ equity, includes the following:

	2005	2004	2003
	(In thousands)

Unrealized Holding Gains (Losses) Arising During the Year (net of income tax provision (benefit) of $(1,057), $(43) and $(2,137))	$(1,808)	$28	$(4,261)
Reclassification Adjustment for (Gains) Losses Included in Net Income (net of income tax provision (benefit) of $69, $(1,410) and $(1,686))	(113)	2,500	3,228

Net Unrealized Gains (Losses) (net of income tax provision (benefit) of $(1,126), $1,367 and $(451))	$(1,921)	$2,528	$(1,033)

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9.	Available-for-sale Investments

The aggregate market value, cost basis and gross unrealized gains and losses of short-term available-for-sale investments by major security type are as follows:

	Market Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses
	(In thousands)

2005
Auction Rate Securities	$80,661	$80,661	$–	$–	$–

2004
Equity Securities	$81,446	$60,321	$22,107	$(982)	$22,703
Auction Rate Securities	103,923	103,923	–	–	–

	$185,369	$164,244	$22,107	$(982)	$22,703

The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. The net gain on the sale of available-for-sale investments resulted from gross realized gains of $35.1 million, $21.0 million and $38.2 million, and gross realized losses of $1.3 million, $0.2 million and $2.7 million, in 2005, 2004 and 2003, respectively. The sole investment with an unrealized loss at December 31, 2004, was the portion of the company’s investment in Newport common stock held as an available-for-sale security. The fair value of the Newport shares increased in early 2005 such that it approximated the company’s cost.

The company’s investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates. The interest rates generally reset every 7 to 28 days. Despite the long-term nature of their stated contractual maturities, all of which are over 10 years, the company has the ability to quickly liquidate investments in auction rate securities. All income generated from these investments has been recorded as interest income.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10.	Long-term Obligations and Other Financing Arrangements

	2005	2004
	(In thousands except per share amounts)

5% Senior Notes, Due 2015	$250,000	$–
7 5/8% Senior Notes, Due 2008	130,542	135,232
3 1/4% Subordinated Convertible Debentures, Due 2007, Convertible at $41.84 per Share	77,234	77,234
Other	12,514	15,556

	470,290	228,022
Less: Current Maturities	1,660	1,952

	$468,630	$226,070

The annual requirements for long-term obligations are as follows (in thousands):

2006	$1,660
2007	78,464
2008	131,801
2009	1,285
2010	1,277
2011 and thereafter	255,803

$470,290

See Note 13 for fair value information pertaining to the company’s long-term obligations.

Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $128.5 million and $13.1 million at year-end 2005 and 2004, respectively, of short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The borrowings outstanding at year-end 2005 include amounts under the company’s euro facility, described below. The weighted average interest rate for these borrowings was 2.4% and 1.4% at year-end 2005 and 2004, respectively. In addition to available borrowings under the company’s five-year U.S. dollar and euro revolving credit agreements and a money market loan fund arrangement, all discussed below, the company had unused lines of credit of $188.4 million as of year-end 2005. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.

In December 2002, the company entered into revolving credit agreements, as amended, with a bank group that provided for up to $250 million of unsecured borrowings. The arrangement was replaced in December 2004 with a 5-year revolving credit agreement. The agreement provides for a $250 million revolving credit facility that will expire in December 2009. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The rate at December 31, 2005, was 5.10% under the more favorable of the two rates. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-capital ratios. At December 31, 2005, no borrowings were outstanding. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10.	Long-term Obligations and Other Financing Arrangements (continued)

          In June 2005, the company entered into a five-year revolving credit facility with a bank group that provides up to 175 million euros. The facility carries interest at a Euribor rate plus 35 basis points. Under the facility, borrowings of one to six months duration may be drawn. The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-capital ratios. As of December 31, 2005, the company had outstanding borrowings under this facility of 105 million euros ($124 million) in two tranches with maturities in January 2006. The company has refinanced the outstanding borrowings and intends to refinance future maturities with additional borrowings under the facility to the extent necessary for liquidity purposes.

In May 2005, the company entered into an arrangement that provides the company an uncommitted line of credit of up to $250 million until May 26, 2006 through a series of short-term money market loans funded on an ongoing basis in the secondary market. Such money market loans have maturity periods of overnight to 364 days and bear varying rates of interest based on the maturity date and market rate at the time of issuance. In May 2005, the company borrowed $250 million through three short-term loans under the money market arrangement with maturities of one week to three months. As of December 31, 2005, the company had repaid these borrowings and had no balance outstanding.

During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8%, and will pay a variable rate of 90-day LIBOR plus 2.19% (6.83% as of December 31, 2005). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in both other long-term assets and long-term debt of $1.8 million and $6.5 million at December 31, 2005 and 2004, respectively. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

In May 2005, in connection with plans to refinance a portion of the amounts borrowed under the bridge facility for the Kendro acquisition (Note 2), the company entered into forward starting pay fixed swap agreements with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering was probable and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedge the cash flow risk that exists on each of the semi-annual fixed-rate interest payments on $250 million of principal amount of the 10-year fixed-rate debt issue (or any subsequent refinancing of such debt). The change in the fair value of the hedge, $2.0 million, net of tax, was classified as a reduction of accumulated other comprehensive items within shareholders’ equity and is being amortized to interest costs over the term of the debt through 2015.

The company repaid in full $570 million of borrowings under its bridge loan with cash and proceeds of new debt issuances described above. In May 2005, the company issued $250 million aggregate principal amount of 5% senior notes (the Notes) due 2015, with an effective interest rate of 5.27% after including the impact of the swap arrangement. Under the Notes’ Indenture, the company is subject to certain affirmative and negative covenants.

In 2003, the company redeemed the convertible debentures discussed below with the objective of reducing interest expense. The redemption price was 100% of the principal amount of the debentures plus accrued interest. In 2003, the company redeemed all of its outstanding 4 3/8% subordinated convertible debentures due 2004 and 4% subordinated convertible debentures due 2005. The principal amounts redeemed for the 4 3/8% and 4% debentures were $70.9 million and $197.1 million, respectively. Redemptions and repurchases of subordinated convertible debentures resulted in a charge of $1.0 million in 2003 in the accompanying statement of income.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.	Commitments and Contingencies

Operating Leases

The company leases portions of its office and operating facilities under various operating lease arrangements. Income from continuing operations includes expense from operating leases of $46.5 million, $40.3 million and $35.5 million in 2005, 2004 and 2003, respectively. Future minimum payments due under noncancellable operating leases at December 31, 2005, are $39.5 million in 2006, $30.1 million in 2007, $22.6 million in 2008, $16.7 million in 2009, $13.7 million in 2010 and $70.0 million in 2011 and thereafter. Total future minimum lease payments are $192.6 million.

Purchase Obligations

At December 31, 2005, the company had outstanding noncancellable purchase obligations, principally for inventory purchases, totaling $82.8 million, substantially all of which will be settled in 2006.

Letters of Credit and Guarantees

Outstanding letters of credit and bank guarantees totaled $38.2 million at December 31, 2005, including $3.2 million for businesses that have been sold. The expiration of these credits and guarantees ranges through 2013.

Outstanding surety bonds totaled $14.2 million at December 31, 2005, including $10.8 million for businesses that have been sold. The expiration of these bonds ranges through 2010 for existing businesses and primarily through 2011 for businesses that have been sold.

The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required. With respect to letters of credit, guarantees and surety bonds that were issued for businesses that were sold, the buyer is obligated to indemnify the company in the event such letters of credit and/or surety bonds are drawn.

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

Indemnifications

In conjunction with certain transactions, primarily divestitures, the company has agreed to indemnify the other parties with respect to certain liabilities related to the businesses that were sold or leased properties that were abandoned (e.g., retention of certain environmental, tax, employee and product liabilities). The scope and duration of such indemnity obligations vary from transaction to transaction. Where appropriate, an obligation for such indemnifications is recorded as a liability. Generally, a maximum obligation cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically the company has not made significant payments for these indemnifications.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.	Commitments and Contingencies (continued)

In connection with the company’s efforts to reduce the number of facilities that it occupies, the company has vacated some of its leased facilities or sublet them to third parties. When the company sublets a facility to a third party, it remains the primary obligor under the master lease agreement with the owner of the facility. As a result, if a third party vacates the sublet facility, the company would be obligated to make lease or other payments under the master lease agreement. The company believes that the financial risk of default by sublessors is individually and in the aggregate not material to the company’s financial position or results of operations.

In connection with the sale of products in the ordinary course of business, the company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. The company has not been required to make material payments under such provisions.

Litigation and Related Contingencies

On September 3, 2004, Applera Corporation, MDS Inc. and Applied Biosystems/MDS Scientific Instruments filed a lawsuit against the company in U.S. federal court. These plaintiffs allege that the company’s mass spectrometer systems, including its triple quadrupole and certain of its ion trap systems, infringe a patent of the plaintiffs. The plaintiffs seek damages, including treble damages for alleged willful infringement, attorneys’ fees, prejudgment interest and injunctive relief.

Chromagen, Inc. has brought an arbitration proceeding against the company alleging that it owes Chromagen up to approximately $30 million for failure to timely develop and commercialize a new product utilizing Chromagen scanning fluorescence detection technology. The company has filed a counterclaim in the same proceeding alleging that, among other things, Chromagen breached its obligation to provide the company with the specified technology. The case is expected to be heard by a panel of arbitrators in March 2006.

In the opinion of management, an unfavorable outcome of either or both of these matters could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

On December 8, 2004 and February 23, 2005, the company asserted in two lawsuits against a combination of Applera Corporation, MDS Inc. and Applied Biosystems/MDS Scientific Instruments that one or more of these parties infringe two patents of the company.

The company’s continuing and discontinued operations are a defendant in a number of other pending legal proceedings incidental to present and former operations. The company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.	Common and Preferred Stock

At December 31, 2005, the company had reserved 25,350,285 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company’s convertible debentures.

The company has 50,000 shares of authorized but unissued $100 par value preferred stock.

The company has distributed rights under a shareholder rights plan adopted by the company’s Board of Directors to holders of outstanding shares of the company’s common stock. Each right entitles the holder to purchase one one hundred-thousandth of a share (a Unit) of Series B Junior Participating Preferred Stock, $100 par value, at a purchase price of $200 per Unit, subject to adjustment. The rights will not be exercisable until the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock (the Stock Acquisition Date), or (ii) 10 business days following the commencement of a tender offer or exchange offer for 15% or more of the outstanding shares of common stock.

In the event that a person becomes the beneficial owner of 15% or more of the outstanding shares of common stock, except pursuant to an offer for all outstanding shares of common stock that at least 75% of the Board of Directors determines to be fair to, and otherwise in the best interests of, stockholders, each holder of a right (except for the Acquiring Person) will thereafter have the right to receive, upon exercise, that number of shares of common stock (or, in certain circumstances, units of preferred stock, cash, property or other securities of the company) which equals the exercise price of the right divided by one-half of the current market price of the common stock. In the event that, at any time after any person has become an Acquiring Person, (i) the company is acquired in a merger or other business combination transaction in which the company is not the surviving corporation or its common stock is changed or exchanged (other than a merger that follows an offer approved by the Board of Directors), or (ii) 50% or more of the company’s assets or earning power is sold or transferred, each holder of a right (except for the Acquiring Person) shall thereafter have the right to receive, upon exercise, the number of shares of common stock of the acquiring company that equals the exercise price of the right divided by one-half of the current market price of such common stock.

At any time until the Stock Acquisition Date, the company may redeem the rights in whole, but not in part, at a price of $.01 per right (payable in cash or stock). The rights expire on September 29, 2015, unless earlier redeemed or exchanged.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13.	Fair Value of Financial Instruments

          The company’s financial instruments consist mainly of cash and cash equivalents, short-term available-for-sale investments, accounts receivable, notes receivable, short-term obligations and current maturities of long-term obligations, accounts payable, long-term obligations and forward currency-exchange contracts.

Available-for-sale investments are carried at fair value in the accompanying balance sheet. The fair values were determined based on quoted market prices (Note 9).

The carrying amount and fair value of the company’s notes receivable, long-term obligations and forward currency-exchange contracts are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Notes Receivable	$48,420	$50,941	$47,373	$49,286

Investment in Newport Common Stock Subject to Long-term Resale Restrictions	$–	$–	$21,317	$22,703

Long-term Obligations:
Convertible obligations	$77,234	$76,075	$77,234	$76,848
Senior notes	380,542	377,291	135,232	135,232
Other	10,854	10,854	13,604	13,604

	$468,630	$464,220	$226,070	$225,684

Forward Currency-exchange Contracts Receivable	$173	$173	$56	$56

The fair value of the notes receivable (principally the note receivable from Newport) was determined based on borrowing rates available to companies of comparable credit worthiness at December 31, 2005 and 2004.

The fair value of the investment in Newport common stock subject to long-term resale restrictions was determined using a quoted fair market value.

The fair value of long-term obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective year ends.

The notional amounts of forward currency-exchange contracts outstanding totaled $94.8 million and $60.4 million at year-end 2005 and 2004, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.	Supplemental Cash Flow Information

	2005	2004	2003
	(In thousands)
Cash Paid For
Interest	$23,025	$11,003	$20,548

Income taxes	$90,385	$36,279	$33,592

Noncash Activities
Fair value of assets of acquired businesses and product lines	$1,107,013	$189,612	$216,453
Cash paid for acquired businesses and product lines	(940,758)	(147,902)	(150,260)

Liabilities assumed of acquired businesses and product lines	$166,255	$41,710	$66,193

Fair value of common stock and note received from sale of discontinued operations	$–	$89,974	$–

Issuance of restricted stock	$4,076	$1,679	$1,578

Note 15.	Restructuring and Other Costs, Net

In response to a downturn in markets served by the company and in connection with the company’s overall reorganization, restructuring actions were initiated in 2003, and to a lesser extent, 2004 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Restructuring and other costs recorded in 2005 are primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and the consolidation of two facilities in Texas. The 2005 costs also include charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of sub-tenant rentals from abandoned facilities. The company expects to incur an additional $2 million of costs that cannot be recorded until incurred, primarily in 2006. The restructuring actions undertaken in 2003 and 2004 were substantially complete at the end of 2004. The company is continuing to evaluate potential restructuring actions that may be undertaken at Kendro or within existing businesses with which Kendro is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The cost of actions at Kendro businesses is being charged to the cost of the acquisition while the cost of actions at existing businesses being integrated with Kendro is charged to expense. While the company has not finalized its plans for integrating Kendro with its existing business, it expects that charges to expense will ultimately total $15 - $20 million, of which approximately $8 million has been recorded as of December 31, 2005.

2005

The company recorded net restructuring and other costs by segment for 2005 as follows:

	Life and Laboratory Sciences	Measurement and Control	Other	Corporate	Total
	(In thousands)

Cost of Revenues	$12,374	$1,013	$–	$–	$13,387
Restructuring and Other Costs, Net	5,524	9,870	(613)	2,119	16,900

	$17,898	$10,883	$(613)	$2,119	$30,287

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences

The Life and Laboratory Sciences segment recorded $17.9 million of net restructuring and other charges in 2005. The segment recorded charges to cost of revenues of $12.4 million, for the sale of inventories revalued at the date of acquisition, and $5.5 million of other costs, net. These other costs consisted of $11.6 million of cash costs, principally associated with the integration of Kendro with existing businesses, including $9.2 million of severance for 151 employees across all functions; $1.6 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed; and $0.8 million of other cash costs, primarily retention and relocation expenses associated with facility consolidations. These severance and other cash costs were net of reversals of $0.1 million, principally due to lower costs resulting from employee attrition. In addition, the segment recorded charges of $1.7 million primarily for the writedown to estimated disposal value of a building in France held for sale. These costs were offset by gains of $7.8 million from the sale of six abandoned buildings.

Measurement and Control

The Measurement and Control segment recorded $10.9 million of net restructuring and other charges in 2005. The segment recorded charges to cost of revenues of $1.0 million, consisting of $0.5 million for accelerated depreciation at facilities closing due to real estate consolidation and $0.5 million for the sale of inventories revalued at the date of acquisition; and $9.9 million of other costs, net. These other costs consisted of $10.2 million of cash costs, including $4.6 million of severance for 98 employees across all functions; $4.4 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed and for the 2005 consolidation of two operating facilities in Texas; and $1.2 million of other cash costs, primarily retention and relocation expenses. These severance, facility and other cash costs were net of reversals of $0.6 million, principally due to lower costs resulting from employee attrition. In addition, the segment recorded a gain of $0.3 million on the sale of a small U.K. non-core business for cash proceeds of $5.7 million.

Other

The company reversed previously established reserves of $0.6 million in 2005 as a result of revising its estimate of lease obligations due to sub-leasing an abandoned facility of a divested business.

Corporate

The company recorded $2.1 million of restructuring and other charges at its U.S. and European administrative offices in 2005, all of which were cash costs. These cash costs were primarily for severance for 18 employees.

2004

Restructuring and other costs recorded in 2004 include charges associated with new actions and actions initiated prior to 2004 that could not be recorded until incurred. These charges totaled $19.2 million and are detailed by segment below.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

The company recorded net restructuring and other costs by segment for 2004 as follows:

	Life and Laboratory Sciences	Measurement and Control	Other	Corporate	Total
	(In thousands)

Cost of Revenues	$3,177	$184	$–	$–	$3,361
Restructuring and Other Costs, Net	7,054	6,337	163	2,275	15,829

	$10,231	$6,521	$163	$2,275	$19,190

           The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences

The Life and Laboratory Sciences segment recorded $10.2 million of net restructuring and other charges in 2004. The segment recorded charges to cost of revenues of $3.2 million, consisting of $2.1 million for the sale of inventories revalued at the date of acquisition of Jouan, and $1.1 million of accelerated depreciation on fixed assets being abandoned due to facility consolidations; and $7.0 million of other costs. These other costs consisted of $8.6 million of cash costs, including $5.1 million of severance for 181 employees across all functions; $2.8 million of abandoned- facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed or for costs that could not be recorded until incurred; and $0.7 million of other cash costs, primarily relocation expenses. These severance and other cash costs were net of reversals of $0.6 million, principally due to lower costs resulting from employee attrition. In addition, the segment recorded charges of $1.0 million, primarily for abandoned equipment and the sale of two abandoned buildings. These costs were offset by a gain of $2.6 million on the sale of a product line.

Measurement and Control

The Measurement and Control segment recorded $6.5 million of net restructuring and other charges in 2004. The segment recorded charges to cost of revenues of $0.2 million for the sale of inventories revalued at the date of acquisition; and $6.3 million of other costs. These other costs consisted of $6.2 million of cash costs, including $3.8 million of severance for 106 employees across all functions; $1.9 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed or for costs that could not be recorded until incurred; and $0.5 million of other cash costs, primarily relocation expenses. These severance, facility and other cash costs were net of reversals of $0.7 million, principally due to lower costs resulting from employee attrition. In addition, the segment recorded charges of $0.1 million, primarily for equipment at an abandoned facility.

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

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

2003

In response to a continued downturn in markets served by the company and in connection with the company’s overall reorganization, restructuring actions were initiated in 2003 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. These charges totaled $45.3 million and are detailed by segment below.

The company recorded net restructuring and other costs by segment for 2003 as follows:

	Life and Laboratory Sciences	Measurement and Control	Other	Corporate	Total
	(In thousands)

Cost of Revenues	$–	$71	$–	$–	$71
Restructuring and Other Costs, Net	21,808	10,214	8,051	5,127	45,200

	$21,808	$10,285	$8,051	$5,127	$45,271

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

Measurement and Control

The Measurement and Control segment recorded $10.3 million of net restructuring and other charges in 2003. The segment recorded charges to cost of revenues of $0.1 million, primarily for the sale of inventories revalued at the date of acquisition; and $10.2 million of other costs. These other costs consisted of $10.3 million of cash costs, principally associated with facility consolidations, including $6.8 million of severance for 164 employees across all functions; $0.9 million of ongoing lease costs through 2007 for abandoned facilities described below; $0.3 million of employee-retention costs; and $2.3 million of other cash costs, primarily relocation expenses. The charges for severance are net of reversals of $1.5 million that the segment had provided prior to 2003 and were not required, primarily due to a change in the restructuring plan and employee attrition. The charges for abandoned facilities included the closure of sales offices in The Netherlands and France, the activities of which were transferred to other facilities in the region, and the consolidation of manufacturing facilities in Massachusetts and Wisconsin. These charges are net of reversals of $0.4 million, which represent revised estimates of future lease costs for facilities that the segment abandoned prior to 2003. In addition, the segment recorded a gain of $2.1 million on the sale of a building in Germany, offset by net charges of $2.0 million, primarily for the writedown of goodwill related to the segment’s test and measurement business to reduce the carrying value of the business to disposal value. The test and measurement business was sold in October 2003.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

Other

The company’s other businesses (previously included in the Optical Technologies segment) recorded $8.1 million of restructuring costs in 2003. The costs included a charge of $4.8 million for the writedown to disposal value of a non-core product line that was sold in October 2003. The company also recorded $2.2 million of lease costs for the closure of a manufacturing facility in the United Kingdom relating to the sale of the product line discussed above; $0.7 million of severance for 20 employees; and $0.4 million of employee retention and other cash costs.

Corporate

The company recorded $5.1 million of restructuring and other charges at its corporate offices in 2003, all of which were cash costs. These cash costs included $2.6 million for third-party advisory fees; $1.0 million of ongoing lease costs through 2006 for abandoned facilities described below; $0.9 million of severance for 16 employees in administrative functions; and $0.6 million of relocation expenses. The third-party advisory fees were incurred to simplify the legal structure of the company’s non-U.S. subsidiaries. The charges for abandoned facilities and relocation expenses are for the consolidation of three administrative offices in Europe.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

The following table summarizes the cash components of the company’s restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables.

	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total
	(In thousands)

Pre-2003 Restructuring Plans
Balance at December 28, 2002	$16,843	$1,577	$14,730	$1,078	$34,228
Costs incurred in 2003	2,125	1,449	2,491	2,576	8,641
Reserves reversed (b)	(3,137)	(169)	(1,371)	(334)	(5,011)
Payments	(14,287)	(2,767)	(9,209)	(3,411)	(29,674)
Transfer to accrued pension costs (c)	(290)	–	–	–	(290)
Currency translation	1,816	39	1,219	236	3,310

Balance at December 31, 2003	3,070	129	7,860	145	11,204
Costs incurred in 2004	8	–	1,006	128	1,142
Reserves reversed (b)	(806)	(69)	(118)	(132)	(1,125)
Payments	(1,221)	(60)	(4,592)	(124)	(5,997)
Currency translation	226	–	304	–	530

Balance at December 31, 2004	1,277	–	4,460	17	5,754
Costs incurred in 2005	–	–	2,526	40	2,566
Reserves reversed (b)	(457)	–	(103)	(17)	(577)
Payments	(370)	–	(1,553)	(40)	(1,963)
Currency translation	(140)	–	(141)	–	(281)

Balance at December 31, 2005	$310	$–	$5,189	$–	$5,499

2003 Restructuring Plans
Costs incurred in 2003 (d)	$20,025	$770	$8,030	$6,844	$35,669
Reserves reversed (b)	(791)	–	(819)	(267)	(1,877)
Payments	(13,908)	(706)	(2,643)	(6,682)	(23,939)
Currency translation	827	4	346	219	1,396

Balance at December 31, 2003	6,153	68	4,914	114	11,249
Costs incurred in 2004 (e)	4,164	148	3,971	1,780	10,063
Reserves reversed (b)	(120)	–	(4)	(29)	(153)
Payments	(9,590)	(153)	(4,327)	(1,927)	(15,997)
Currency translation	401	–	511	71	983

Balance at December 31, 2004	1,008	63	5,065	9	6,145
Costs incurred in 2005	340	–	1,619	44	2,003
Reserves reversed (b)	(79)	–	(484)	–	(563)
Payments	(752)	(63)	(2,954)	(53)	(3,822)
Currency translation	(29)	–	(527)	–	(556)

Balance at December 31, 2005	$488	$–	$2,719	$–	$3,207

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total
	(In thousands)

2004 Restructuring Plans
Costs incurred in 2004 (e)	$6,751	–	340	370	7,461
Reserves reversed (b)	(24)	–	–	–	(24)
Payments	(3,497)	–	(53)	(276)	(3,826)
Currency translation	287	–	14	8	309

Balance at December 31, 2004	3,517	–	301	102	3,920
Costs incurred in 2005 (f)	2,087	–	229	628	2,944
Reserves reversed (b)	(116)	–	–	–	(116)
Payments	(4,652)	–	(289)	(141)	(5,082)
Currency translation	(385)	–	(35)	–	(420)

Balance at December 31, 2005	$451	$–	$206	$589	$1,246

2005 Restructuring Plans
Costs incurred in 2005 (f)	$13,427	$433	$1,773	$1,423	$17,056
Reserves reversed (b)	(69)	–	–	–	(69)
Payments	(6,983)	(121)	(639)	(1,065)	(8,808)
Currency translation	(243)	1	(3)	(1)	(246)

Balance at December 31, 2005	$6,132	$313	$1,131	$357	$7,933

(a)
Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment. The pre-2002 awards were based on specified percentages of employees’ salaries and were generally awarded to help ensure continued employment at least through completion of the company’s reorganization plan.

(b)	Represents reductions in cost of plans as described in the discussion of restructuring actions by segment.
(c)	Balance of accrued restructuring costs for severance from 2000 plans related to pension liability associated with employees terminated in 2000, which was transferred to accrued pension costs in 2003.
(d)
Excludes noncash charges, net, of $3.0 million in the Life and Laboratory Sciences segment and $4.9 million at the company’s other businesses; and net gains of $0.1 million, primarily from the sale of a building, offset by a writedown to disposal value of a business sold in October 2003, in the Measurement and Control segment.

(e)
Excludes noncash charges, net, of $1.0 million and $0.1 million in the Life and Laboratory Sciences and Measurement and Control segments, respectively; other income, net, of $2.6 million in the Life and Laboratory Sciences segment; and $0.1 million of other income, net in the company’s other businesses.

 (f)  Excludes net gains of $7.8 million from the sale of six abandoned buildings and noncash charges of $1.7 million in the Life and Laboratory Sciences segment and a gain of $0.3 million from the sale of a small non-core business in the Measurement and Control segment.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, which principally consist of cancellation/termination fees, primarily through 2006; and abandoned-facility payments, over lease terms expiring through 2011.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16.	Discontinued Operations

During 2004, the company’s discontinued operations (principally Spectra-Physics) had revenues and net income of $118.9 million and $4.5 million, respectively. In addition, the company recorded a $38.5 million tax benefit related to Spectra-Physics, described below. During 2003, the company’s discontinued operations had revenues and a net loss of $197.8 million and $2.5 million, respectively. Liabilities of discontinued operations principally represent remaining obligations of the discontinued businesses including litigation, severance and lease obligations.

In 2005, the company recorded after-tax gains of $24.9 million from the disposal of discontinued operations. In September 2005, the Life and Laboratory Sciences segment sold its point of care and rapid diagnostics business for $53.1 million in cash after determining it was not a strategic fit in the long-term. The company recorded an after-tax gain of $16.8 million as a result of the sale. Revenues and pre-tax loss of the divested business totaled $29.7 million and $0.7 million, respectively, in 2004 and revenues and pre-tax income totaled $26.6 million and $1.0 million, respectively, in 2005 through the date of sale. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In August 2005, the company sold a building of a previously divested business for net proceeds of $7.3 million in cash, which approximated its carrying value. In addition, the company recorded after-tax gains of $8.1 million from the disposal of discontinued operations. The gains represent additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments, settlement of litigation and an arbitration award related to divested businesses.

Spectra-Physics

In July 2004, the company sold its Optical Technologies segment, Spectra-Physics, to Newport for initial consideration of $300 million, subject to a post-closing balance sheet adjustment. As a result of Newport assuming non-U.S. debt of Spectra-Physics that had earlier been expected to be retained by the company and as a result of the post-closing adjustment process, the company paid $25.1 million to Newport, making the net selling price approximately $275 million. The company sold this operating unit to focus on its core businesses that provide analytical instrumentation to laboratory and industrial customers. The net selling price of $275 million exceeded Spectra-Physics’ book value and was comprised of $175 million in cash; a 5% note in the principal amount of $50 million, due in 2009; and $50 million in Newport common stock, with the number of issued shares determined based on the 20-trading day average price prior to closing. The fair value of the note and Newport common stock at the date of closing aggregated approximately $90 million. The note receivable from Newport is classified as noncurrent other assets in the accompanying balance sheet. Under the terms of the agreement, the company had agreed to certain restrictions on the sale of the Newport shares it received in this transaction, however, this restriction was subsequently removed and as of December 31, 2005, the company no longer owned shares of Newport common stock. The company retained a small manufacturing unit in New York.

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

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16.	Discontinued Operations (continued)

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

The company had after-tax gains of $27.3 million in 2003 from the disposal of discontinued operations. The gain consisted of two pre-tax components and two tax components. In 2003, the company resolved several disputes and related claims that it had retained following the sale of businesses in its discontinued operations. In connection with the resolution of these matters on favorable terms relative to the damages estimated and amount of established reserves as well as the settlement of lease obligations, the company’s pre-tax gain recorded in prior years on disposal of the related businesses increased by $27.1 million. In 2003, the company also sold the last remaining business in discontinued operations, Peter Brotherhood Ltd., and received additional proceeds associated with businesses sold prior to 2003, including post-closing purchase price adjustments. The company recorded pre-tax gains on disposal of discontinued operations of $8.3 million, substantially as a result of these transactions. The company recorded a tax provision of $13.2 million on the above gains and realized $5.1 million of additional tax benefits from the disposal of businesses sold prior to 2003, principally foreign tax credits.

Note 17.	Unaudited Quarterly Information

	2005
	First (a)	Second (b)	Third (c)	Fourth (d)
	(In thousands except per share amounts)

Revenues	$559,208	$653,621	$679,411	$740,787
Gross Profit	259,234	287,455	305,699	342,560
Income from Continuing Operations	45,583	56,760	40,597	55,361
Net Income	48,856	60,223	57,734	56,405
Earnings per Share from Continuing Operations:
Basic	.28	.35	.25	.34
Diluted	.28	.35	.25	.34
Earnings per Share:
Basic	.30	.37	.36	.35
Diluted	.30	.37	.35	.34

Amounts reflect aggregate restructuring and other items, net, and nonoperating items, net, as follows:

(a)	Income of $0.3 million and after-tax income of $3.3 million related to the company’s discontinued operations.
(b)	Costs of $13.7 million, net gains of $27.6 million from the sale of shares of Newport and Thoratec and after-tax income of $3.5 million related to the company’s discontinued operations.
(c)	Costs of $12.2 million and after-tax income of $17.1 million related to the company’s discontinued operations.
(d)	Costs of $4.6 million and after-tax income of $1.0 million related to the company’s discontinued operations.

Financial Statement Index

THERMO ELECTRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17.	Unaudited Quarterly Information (continued)

2004
First (e)	Second (f)	Third (g)	Fourth (h)
(In thousands except per share amounts)

Revenues	$525,032	$525,309	$542,315	$613,339
Gross Profit	240,860	238,885	250,955	283,779
Income from Continuing Operations	39,665	50,579	42,641	85,482
Net Income	43,122	91,080	106,536	121,099
Earnings per Share from Continuing Operations:
Basic	.24	.31	.26	.53
Diluted	.24	.30	.26	.52
Earnings per Share:
Basic	.26	.55	.66	.76
Diluted	.26	.54	.65	.74

Amounts reflect aggregate restructuring and other items, net, and nonoperating items, net, as follows:

(e)	Costs of $5.6 million, gains of $1.6 million from the sale of shares of Thoratec and after-tax income of $3.5 million related to the company’s discontinued operations.
(f)	Costs of $1.1 million, gains of $8.0 million from the sale of shares of Thoratec and after-tax income of $40.5 million related to the company’s discontinued operations.
(g)	Costs of $5.4 million and after-tax income of $63.9 million related to the company’s discontinued operations.
(h)	Costs of $7.1 million, a tax benefit of $33.8 million recorded on completion of tax audits and after-tax income of $35.6 million related to the company’s discontinued operations.

Financial Statement Index

THERMO ELECTRON CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2005	$22,844	$3,467	$163	$(8,687)	$4,054	$21,841

Year Ended December 31, 2004	$24,212	$3,045	$116	$(6,978)	$2,449	$22,844

Year Ended December 31, 2003	$22,064	$3,485	$221	$(5,257)	$3,699	$24,212

	Balance at Beginning of Year	Established as Cost of Acquisitions	Activity Charged to Reserve	Other (c)	Balance at End of Year

Accrued Acquisition Expenses (b)

Year Ended December 31, 2005	$9,229	$4,009	$(3,789)	$(3,186)	$6,263

Year Ended December 31, 2004	$15,816	$1,217	$(4,356)	$(3,448)	$9,229

Year Ended December 31, 2003	$8,828	$9,096	$(1,857)	$(251)	$15,816

	Balance at Beginning of Year	Provision Charged to Expense (e)	Activity Charged to Reserve	Other (f)	Balance at End of Year

Accrued Restructuring Costs (d)

Year Ended December 31, 2005	$15,819	$23,244	$(19,675)	$(1,503)	$17,885

Year Ended December 31, 2004	$22,453	$17,364	$(25,820)	$1,822	$15,819

Year Ended December 31, 2003	$34,228	$37,422	$(53,614)	$4,417	$22,453

(a)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)	The nature of activity in this account is described in Note 2.
(c)
Represents reversal of accrued acquisition expenses and corresponding reduction of goodwill or other intangible assets resulting from finalization of restructuring plans and the effect of currency translation.

(d)	The nature of activity in this account is described in Note 15.
(e)
In 2005, excludes $1.7 million of noncash costs, net, primarily for asset writedowns, and excludes other income, net of $8.0 million. In 2004, excludes $1.1 million of noncash costs, net, primarily for asset writedowns, and excludes other income, net, of $2.7 million. In 2003, excludes $7.8 million of noncash costs, net, primarily for asset writedowns.

(f)   Represents the effect of currency translation and, in 2003, transfers to accrued pension costs of $0.3 million.

Financial Statement Index