Form 10-Q
period 2006-04-01
THERMO ELECTRON CORP
filed 2006-05-05
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

(mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended April 1, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts	02454-9046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $1.00 par value	163,688,419

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

THERMO ELECTRON CORPORATION

Consolidated Balance Sheet
(Unaudited)

Assets

	April 1,	December 31,
(In thousands)	2006	2005

Current Assets:
Cash and cash equivalents	$230,792	$214,326
Short-term available-for-sale investments, at quoted market value (amortized cost of $79,443 and $80,661)	79,761	80,661
Accounts receivable, less allowances of $22,542 and $21,841	542,929	565,564
Inventories:
Raw materials and supplies	137,521	133,774
Work in process	54,135	50,043
Finished goods	189,846	175,575
Deferred tax assets	77,949	79,586
Other current assets	64,205	54,371

	1,377,138	1,353,900

Property, Plant and Equipment, at Cost	526,646	515,385
Less: Accumulated depreciation and amortization	243,540	234,731

	283,106	280,654

Acquisition-related Intangible Assets	425,468	450,740

Other Assets	203,954	200,080

Goodwill	1,950,988	1,966,195

	$4,240,654	$4,251,569

THERMO ELECTRON CORPORATION

Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Equity

	April 1,	December 31,
(In thousands except share amounts)	2006	2005

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$91,247	$130,137
Accounts payable	155,604	153,475
Accrued payroll and employee benefits	82,732	114,707
Accrued income taxes	39,527	55,147
Deferred revenue	97,284	85,592
Customer deposits	34,667	38,229
Other accrued expenses (Notes 2, 10 and 11)	180,683	179,184
Current liabilities of discontinued operations	34,823	35,191

	716,567	791,662

Deferred Income Taxes	44,023	65,015

Other Long-term Liabilities	136,806	132,950

Long-term Obligations:
Senior notes (Note 9)	381,285	380,542
Subordinated convertible obligations	77,234	77,234
Other	10,691	10,854

	469,210	468,630

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 350,000,000 shares authorized; 182,867,123 and 181,817,452 shares issued	182,867	181,817
Capital in excess of par value	1,446,399	1,421,382
Retained earnings	1,651,381	1,604,475
Treasury stock at cost, 19,345,041 and 19,335,163 shares	(438,042)	(437,707)
Deferred compensation	—	(3,834)
Accumulated other comprehensive items (Note 6)	31,443	27,179

	2,874,048	2,793,312

	$4,240,654	$4,251,569

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands except per share amounts)	2006	2005

Revenues	$684,287	$559,208

Costs and Operating Expenses:
Cost of revenues	371,663	299,974
Selling, general and administrative expenses	202,448	163,501
Research and development expenses	38,737	36,328
Restructuring and other costs (income), net (Note 11)	3,594	(271)

	616,442	499,532

Operating Income	67,845	59,676
Other Income (Expense), Net (Note 4)	(3,779)	3,304

Income from Continuing Operations Before Provision for Income Taxes	64,066	62,980
Provision for Income Taxes	(20,447)	(17,397)

Income from Continuing Operations	43,619	45,583
Gain on Disposal of Discontinued Operations (net of income tax provision of $1,926 and $2,238; Note 13)	3,287	3,273

Net Income	$46,906	$48,856

Earnings per Share from Continuing Operations (Note 5):
Basic	$.27	$.28

Diluted	$.26	$.28

Earnings per Share (Note 5):
Basic	$.29	$.30

Diluted	$.28	$.30

Weighted Average Shares (Note 5):
Basic	163,044	160,957

Diluted	166,982	164,730

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands)	2006	2005

Operating Activities:
Net income	$46,906	$48,856
Gain on disposal of discontinued operations	(3,287)	(3,273)

Income from continuing operations	43,619	45,583

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	37,320	17,566
Change in deferred income taxes	2,756	327
Gain on sale of product lines	(820)	(119)
Gain on investments, net	35	(2,264)
Noncash equity compensation	6,031	641
Other noncash expenses, net	768	460
Changes in current accounts, excluding the effects of acquisitions and dispositions:
Accounts receivable	24,800	9,022
Inventories	(25,043)	(15,272)
Other current assets	(9,479)	(4,467)
Accounts payable	1,541	(7,363)
Other current liabilities	(53,397)	(12,411)

Net cash provided by continuing operations	28,131	31,703
Net cash provided by (used in) discontinued operations	3,747	(1,421)

Net cash provided by operating activities	31,878	30,282

Investing Activities:
Acquisition, net of cash acquired	—	(39,233)
Proceeds from sale of available-for-sale investments	36,314	160,308
Purchases of available-for-sale investments	(34,950)	(127,425)
Proceeds from maturities of available-for-sale investments	6	246
Purchases of property, plant and equipment	(13,258)	(7,319)
Proceeds from sale of property, plant and equipment	268	9,187
Proceeds from sale of product lines	8,850	4,609
Collection of notes receivable	2,805	—
Proceeds from sale of other investments	686	—
Increase in other assets	(1,171)	(600)
Other	(531)	(18)

Net cash used in continuing operations	(981)	(245)
Net cash provided by discontinued operations	5,333	5,327

Net cash provided by investing activities	$4,352	$5,082

THERMO ELECTRON CORPORATION

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands)	2006	2005

Financing Activities:
Decrease in short-term notes payable	$(41,292)	$(1,193)
Net proceeds from issuance of company common stock	16,541	4,595
Tax benefits from exercised stock options	4,296	—
Other	(32)	(134)

Net cash provided by (used in) continuing operations	(20,487)	3,268
Net cash provided by discontinued operations	—	—

Net cash provided by (used in) financing activities	(20,487)	3,268

Exchange Rate Effect on Cash of Continuing Operations	723	(13,958)

Increase in Cash and Cash Equivalents	16,466	24,674
Cash and Cash Equivalents at Beginning of Period	214,326	326,886

Cash and Cash Equivalents at End of Period	$230,792	$351,560

Noncash Investing Activities:
Fair value of assets of acquired business	$—	$49,341
Cash paid for acquired business	—	(40,000)
Purchase price payable	—	(2,200)

Liabilities assumed of acquired business	$—	$7,141

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Electron Corporation (the company or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2006, the results of operations for the three-month periods ended April 1, 2006, and April 2, 2005, and the cash flows for the three-month periods ended April 1, 2006, and April 2, 2005. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2005, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (SEC).

2.	Acquisitions

In May 2005, the Company’s Life and Laboratory Sciences segment acquired the Kendro Laboratory Products division of SPX Corporation. Had the acquisition of Kendro been completed as of the beginning of 2005, the company’s pro forma results for 2005 would have been as follows:

Three Months Ended
(In thousands except per share amounts)	April 2, 2005

Revenues	$653,068

Net Income	$43,726

Earnings per Share from Continuing Operations:
Basic	$.25
Diluted	$.25

Earnings Per Share:
Basic	$.27
Diluted	$.27

The company’s results for 2005 would not have been materially different from its reported results had the company’s other 2005 acquisitions occurred at the beginning of 2005.

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

THERMO ELECTRON CORPORATION

2.	Acquisitions (continued)

The changes in accrued acquisition expenses for acquisitions completed during 2005 are as follows:

(In thousands)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2005	$2,494	$345	$73	$2,912
Reserves established	3,213	479	629	4,321
Payments	(1,151)	(47)	—	(1,198)
Currency translation	31	—	1	32

Balance at April 1, 2006	$4,587	$777	$703	$6,067

The accrued acquisition expenses consist primarily of severance for approximately 156 employees across all functions at Kendro, relocation costs and facility obligations for a building vacated in Tennessee. The company expects to pay amounts accrued for severance and other through 2006 and facility costs through the expiration of the lease in 2007.

The changes in accrued acquisition expenses for acquisitions completed prior to 2005 are as follows:

(In thousands)	Severance	Abandonment of Excess Facilities	Total

Balance at December 31, 2005	$139	$3,212	$3,351
Payments	—	(1,056)	(1,056)
Divestiture	—	(199)	(199)
Currency translation	2	42	44

Balance at April 1, 2006	$141	$1,999	$2,140

The accrued acquisition expenses relate primarily to severance for approximately 160 employees across all functions at Jouan, acquired in December 2003, and for abandoned facilities, primarily for three abandoned operating facilities in England, with leases expiring through 2014, and the closure of a Jouan manufacturing facility in Denmark, with a lease expiring in 2007. The company expects to pay amounts accrued for severance and other expenses primarily through 2006 and amounts accrued for abandonment of excess facilities through 2014. The liability for the abandoned facilities is net of estimated sublease income and includes an estimate of restoration costs required at the termination of the lease.

THERMO ELECTRON CORPORATION

3.	Business Segment Information

The company’s continuing operations fall into two business segments: Life and Laboratory Sciences and Measurement and Control.

(In thousands)	Life and Laboratory Sciences	Measurement and Control	Eliminations and Other	Corporate	Total

Q1 2006
Revenues	$512,355	$171,932	$—	$—	$684,287

Adjusted operating income (a)	$86,150	$24,399	$(2,895)	$(10,654)	$97,000	(b)
Restructuring and other items	3,046	540	2	6	3,594
Stock option compensation expense	2,252	643	(2,895)	—	—
Amortization	24,095	1,464	—	2	25,561

Operating income	56,757	21,752	(2)	(10,662)	67,845	(b)
Other expense, net					(3,779)

Income from continuing operations before provision for income taxes					$64,066

Depreciation	$7,933	$2,125	$—	$1,701	$11,759

Q1 2005
Revenues	$393,305	$165,903	$—	$—	$559,208

Adjusted operating income (a)	$56,710	$20,193	$—	$(10,084)	$66,819	(c)
Restructuring and other items	(1,734)	1,034	(71)	500	(271)
Amortization	6,614	799	—	1	7,414

Operating income	51,830	18,360	71	(10,585)	59,676	(c)
Other income, net					3,304

Income from continuing operations before provision for income taxes					$62,980

Depreciation	$6,779	$2,416	$—	$957	$10,152

(a)	Represents operating income before restructuring and other costs, net; amortization of acquisition-related intangibles; and, for the segments, stock option compensation expense.
(b)
Consolidated adjusted operating income and consolidated operating income in 2006 include pre-tax stock option compensation expense of $5.3 million, including $0.6 million in cost of revenues, $4.4 million in selling, general and administrative expenses and $0.3 million in research and development expenses. No stock option compensation expense was capitalized in inventories due to immateriality.

(c)
Had stock option expense been recorded in 2005, consolidated adjusted operating income and consolidated operating income on a pro forma basis would have been lower by $5.3 million, including $0.6 million in cost of revenues, $4.4 million in selling, general and administrative expenses and $0.3 million in research and development expenses.

THERMO ELECTRON CORPORATION

4.	Other Income (Expense), Net

The components of other income (expense), net, in the accompanying statement of income are as follows:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2006	2005

Interest Income	$3,532	$3,336
Interest Expense	(7,795)	(3,155)
Gain on Investments, Net	(35)	2,264
Other Items, Net	519	859

	$(3,779)	$3,304

5.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	April 1,	April 2,
(In thousands except per share amounts)	2006	2005

Income from Continuing Operations	$43,619	$45,583
Gain on Disposal of Discontinued Operations	3,287	3,273

Net Income for Basic Earnings per Share	46,906	48,856
Effect of Convertible Debentures	402	402

Income Available to Common Shareholders, as Adjusted for Diluted Earnings per Share	$47,308	$49,258

Basic Weighted Average Shares	163,044	160,957
Effect of:
Stock options	2,023	1,893
Convertible debentures	1,846	1,846
Restricted stock awards and contingently issuable shares	69	34

Diluted Weighted Average Shares	166,982	164,730

THERMO ELECTRON CORPORATION

5.	Earnings per Share (continued)

	Three Months Ended
	April 1,	April 2,
(In thousands except per share amounts)	2006	2005

Basic Earnings per Share:
Continuing operations	$.27	$.28
Discontinued operations	.02	.02

	$.29	$.30

Diluted Earnings per Share:
Continuing operations	$.26	$.28
Discontinued operations	.02	.02

	$.28	$.30

Options to purchase 3,209,000 and 521,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

6.	Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represents certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and minimum pension liability adjustment. During the first quarter of 2006 and 2005, the company had comprehensive income of $51.2 million and $4.1 million, respectively. The 2005 quarter was unfavorably affected by a reduction in the cumulative translation adjustment due to movements in currency exchange rates, the effects of which are recorded in shareholders’ equity.

7.	Stock-based Compensation Plans and Stock-based Compensation Expense

The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options, stock bonus shares or performance-based shares, as determined by the compensation committee of the company’s Board of Directors (the Board Committee) or in limited circumstances, by the company’s option committee, which consists of its chief executive officer. Generally, options granted prior to July 2000 under these plans are exercisable immediately, but shares acquired upon exercise are subject to certain transfer restrictions and the right of the company to repurchase the shares at the exercise price upon certain events, primarily termination of employment. The restrictions and repurchase rights lapse over periods ranging from 0-10 years, depending on the term of the option, which may range from 3-12 years. Options granted in or after July 2000 under these plans generally vest over three to five years, assuming continued employment with certain exceptions. Upon a change in control of the company, substantially all options, regardless of grant date, become immediately exercisable and shares acquired upon exercise cease to be subject to transfer restrictions and the company’s repurchase rights. Nonqualified options are generally granted at fair market value. Incentive stock options must be granted at not less than the fair market value of the company’s stock on the date of grant. The company also has a directors’ stock option plan that provides for the annual grant of stock options of the company to outside directors. Options awarded under this plan prior to 2003 are immediately exercisable and expire three to seven years after the date of grant. Options awarded in 2003 and thereafter vest over three years, assuming continued service on the board, and expire seven years after the date of grant. The company generally issues new shares of its common stock to satisfy option exercises.

THERMO ELECTRON CORPORATION

7.	Stock-based Compensation Plans and Stock-based Compensation Expense (continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.123R, “Share-based Payment,” which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period or, for 2006 grants, to the retirement date for retirement eligible employees, if earlier. Use of the date of retirement eligibility to record the expense associated with awards granted to retirement eligible employees did not materially affect the company’s results of operations in the first quarter of 2006. Prior period amounts have not been restated for the adoption of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, the company’s results for the quarter ended April 1, 2006 include incremental share-based compensation pre-tax expense of $5.3 million related to stock options. The total stock-based compensation cost of $6.0 million, including restricted stock awards, has been included in the statement of income within the applicable operating expense where the company reports the option holders’ compensation cost. The company has recognized a related tax benefit associated with its share-based compensation arrangements totaling $2.1 million. The incremental expense, net of the related tax benefit, resulted in a $.02 decrease in both basic and diluted earnings per share in the first quarter of 2006. The adoption of SFAS No. 123R also resulted in the inclusion in cash flows from financing activities of $4.3 million of tax benefits from exercised stock options that would have been reflected in cash flows from operating activities prior to adoption of SFAS No. 123R.

Stock Options— The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock. The average expected life was estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended
	April 1,	April 2,
	2006	2005

Expected Stock Price Volatility	28%	32%
Risk Free Interest Rate	4.7%	3.8%
Expected Life of Options (years)	4.5	4.3
Expected Annual Dividend per Share	$—	$—

The weighted average grant-date fair values of options granted during the first quarter of 2006 and 2005 were $10.99 and $9.06, respectively. The total intrinsic value of options exercised during the same periods was $14.3 million and $4.5 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option. The tax benefit realized from stock option exercises during the quarter ended April 1, 2006 was $4.3 million.

THERMO ELECTRON CORPORATION

7.	Stock-based Compensation Plans and Stock-based Compensation Expense (continued)

A summary of option activity as of April 1, 2006 and changes during the three months then ended is presented below:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)

Outstanding at December 31, 2005	12,084	$22.65
Granted	2,817	34.86
Exercised	(894)	18.50
Canceled	(69)	29.34
Expired	(9)	63.45

Outstanding at April 1, 2006	13,929	25.33	4.9	352,789

Vested and Exercisable at April 1, 2006	6,855	21.72	3.4	148,894

As of April 1, 2006, there was $57.2 million of total unrecognized compensation cost related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Share Awards — The company awards to a number of key employees restricted company common stock or restricted units that convert into an equivalent number of shares of common stock assuming continued employment, with some exceptions. The awards generally vest in equal annual installments over two to three years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and are entitled to receive dividend equivalents. The fair value of restricted share awards is determined based on the number of shares granted and the market value of the company’s shares on the grant date. During the quarter ended April 1, 2006, the company granted 27,500 share awards at a weighted average fair value of $34.31 on the grant date.

A summary of the status of the company’s restricted shares as of April 1, 2006 and changes during the three-months then ended are presented below:

Nonvested Restricted Share Awards	Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	199,334	$27.03
Granted	27,500	34.31
Vested	(38,333)	25.42

Nonvested at April 1, 2006	188,501	28.43

As of April 1, 2006, there was $4.1 million of total unrecognized compensation cost related to nonvested restricted share awards. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the first quarter of 2006 and 2005 were $1.0 million and $0.9 million, respectively.

THERMO ELECTRON CORPORATION

7.	Stock-based Compensation Plans and Stock-based Compensation Expense (continued)

Prior to January 1, 2006, the company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had compensation cost for awards granted after 1994 under the company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, and had the fair value of awards been amortized on a straight-line basis over the vesting period, the effect on certain financial information of the company for the first quarter of 2005 would have been as follows:

Three Months Ended
(In thousands except per share amounts)	April 2, 2005

Income from Continuing Operations:
As reported	$45,583
Add: Stock-based employee compensation expense included in reported results, net of tax	417
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(3,883)

Pro forma	$42,117

Basic Earnings per Share from Continuing Operations:
As reported	$.28
Pro forma	$.26

Diluted Earnings per Share from Continuing Operations:
As reported	$.28
Pro forma	$.26

Net Income:
As reported	$48,856
Add: Stock-based employee compensation expense included in reported net income, net of tax	417
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(3,883)

Pro forma	$45,390

Basic Earnings per Share:
As reported	$.30
Pro forma	$.28

Diluted Earnings per Share:
As reported	$.30
Pro forma	$.28

THERMO ELECTRON CORPORATION

8.	Defined Benefit Pension Plans

Several of the company’s non-U.S. subsidiaries, principally in Germany and England, and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the company’s plans are unfunded, as permitted under the plans and applicable laws. Net periodic benefit costs for the plans in the aggregate included the following components:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2006	2005

Service Cost	$1,431	$1,697
Interest Cost on Benefit Obligation	3,537	3,221
Expected Return on Plan Assets	(2,981)	(2,802)
Recognized Net Actuarial Loss	895	645
Amortization of Prior Service Costs	44	—

	$2,926	$2,761

9.	Swap Arrangement

During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8% and will pay a variable rate of 90-day LIBOR plus 2.19% (7.19% as of April 1, 2006). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt totaling $2.6 million at April 1, 2006. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

10.	Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2006	2005

Beginning Balance	$33,453	$27,369
Provision charged to income	8,783	5,623
Usage	(8,730)	(4,688)
Adjustments to previously provided warranties, net	(291)	(571)
Other, net (a)	124	(583)

Ending Balance	$33,339	$27,150

(a)	Primarily represents the effects of currency translation.

THERMO ELECTRON CORPORATION

11.	Restructuring and Other Costs, Net

In response to a downturn in markets served by the company and in connection with the company’s overall reorganization, restructuring actions were initiated in 2003 and, to a lesser extent, 2004 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Restructuring and other costs recorded in 2005 were primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and the consolidation of two facilities in Texas as well as charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. The restructuring actions undertaken prior to 2005 were substantially complete at the end of 2004. Restructuring costs in 2006 included charges for consolidation of a U.K. facility into an existing factory in Germany and remaining costs of prior actions. The company is continuing to evaluate potential restructuring actions that may be undertaken within existing businesses with which Kendro is being integrated. Such actions may include consolidation of facilities and reductions in staffing levels. In April 2006, the company announced it will close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina. The company expects to incur approximately $8 million of charges associated with this action, principally over the second and third quarters of 2006. These charges will include $5.5 million of cash costs, including $2.3 million of severance and $3.2 million of abandoned-facility costs. In addition, the company expects to write-off $2.5 million of fixed assets. The company has not finalized its plans for integrating Kendro with its existing business but expects that charges to expense will ultimately total $15 - $20 million, of which approximately $8 million has been recorded as of April 1, 2006. Also, the company expects to incur an additional $2 million of restructuring costs through the remainder of 2006 for charges associated with the actions undertaken prior to 2006 that cannot be recorded until incurred.

During the first quarter of 2006, the company recorded net restructuring and other costs by segment as follows:

	Life and
	Laboratory	Measurement
(In thousands)	Sciences	and Control	Other	Corporate	Total

Restructuring and Other Costs, Net	$3,046	$540	$2	$6	$3,594

The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences

The Life and Laboratory Sciences segment recorded $3.0 million of net restructuring and other charges in the first quarter of 2006. This amount consisted of $2.9 million of cash costs, principally associated with the consolidation of a U.K. facility into an existing factory in Germany, including $2.2 million of severance for 81 employees across all functions; $0.4 million of net abandoned-facility costs; and $0.3 million of other cash costs, primarily relocation expenses. In addition, the segment recorded a loss of $0.1 million on the disposal of a product line.

Measurement and Control

The Measurement and Control segment recorded $0.5 million of net restructuring and other charges in the first quarter of 2006. The segment recorded $1.3 million of cash costs for cost reduction measures including $1.1 million of severance for 7 employees, primarily in sales and service functions; $0.1 million of net abandoned-facility costs, primarily for costs that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses. In addition, the segment recorded a pre-tax gain of $0.8 million on the disposal of a product line.

THERMO ELECTRON CORPORATION

11.	Restructuring and Other Costs, Net (continued)

General

The following table summarizes the cash components of the company’s restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2006 statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In thousands)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2004 Restructuring Plans
Balance at December 31, 2005	$798	$—	$7,908	$—	$8,706
Costs incurred in 2006 (b)	—	—	376	36	412
Reserves reversed	—	—	(338)	—	(338)
Payments	(79)	—	(950)	(36)	(1,065)
Currency translation	4	—	43	—	47

Balance at April 1, 2006	$723	$—	$7,039	$—	$7,762

2004 Restructuring Plans
Balance at December 31, 2005	$451	$—	$206	$589	$1,246
Costs incurred in 2006 (b)	6	—	—	7	13
Reserves reversed	—	—	(3)	—	(3)
Payments	(117)	—	(16)	(7)	(140)
Currency translation	7	—	3	1	11

Balance at April 1, 2006	$347	$—	$190	$590	$1,127

2005 Restructuring Plans
Balance at December 31, 2005	$6,132	$313	$1,131	$357	$7,933
Costs incurred in 2006 (b)	3,401	5	740	313	4,459
Reserves reversed	(117)	—	(173)	—	(290)
Payments	(4,957)	(257)	(924)	(625)	(6,763)
Currency translation	60	—	3	(1)	62

Balance at April 1, 2006	$4,519	$61	$777	$44	$5,401

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Excludes a loss of $0.1 million in the Life and Laboratory Sciences segment and a gain of $0.8 million in the Measurement and Control segment on the disposal of product lines.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2006; and abandoned-facility payments, over lease terms expiring through 2012.

THERMO ELECTRON CORPORATION

12.	Litigation

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

In the opinion of management, an unfavorable outcome of this matter could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

On December 8, 2004 and February 23, 2005, the company asserted in two lawsuits against a combination of Applera Corporation, MDS Inc. and Applied Biosystems/MDS Scientific Instruments that one or more of these parties infringe two patents of the company.

On March 11, 2006, the company settled its previously disclosed arbitration with Chromagen, Inc. on terms that were not material to the company.

The company’s continuing and discontinued operations are a defendant in a number of other pending legal proceedings incidental to present and former operations. The company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

13.	Discontinued Operations

In the first quarter of 2006 and 2005, the company recorded after-tax gains of $3.3 million from the disposal of discontinued operations. The gains represent additional proceeds from the sale of several businesses divested prior to 2004, including in 2005, the sale of abandoned real estate and post-closing adjustments.

Current liabilities of discontinued operations in the accompanying balance sheet includes obligations for abandoned leases, litigation, severance and related obligations of previously owned businesses.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this report on Form 10-Q.

THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity

The company develops and manufactures a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. The company’s continuing operations fall into two business segments: Life and Laboratory Sciences and Measurement and Control.

Revenues

	Three Months Ended
(Dollars in thousands)	April 1, 2006		April 2, 2005

Life and Laboratory Sciences	$512,355	74.9%	$393,305	70.3%
Measurement and Control	171,932	25.1%	165,903	29.7%

	$684,287	100%	$559,208	100%

The company’s revenues grew by 22% during the first quarter of 2006 over the same period in 2005. Acquisitions, net of divestitures, caused a 17% increase in reported revenues. The unfavorable effects of currency translation resulted in a 4% decrease in revenues in 2006. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased 10%. Revenues grew as a result of increased demand in each of the company’s principal businesses and, to a lesser extent, increased prices.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2005. The principal acquisitions included Ionalytics Corporation, a provider of an ion-filtering device used with mass spectrometers, which was acquired in August 2005; the Kendro Laboratory Products division of SPX Corporation, a provider of a wide range of laboratory equipment for sample preparation, processing and storage, which was acquired in May 2005; Rupprecht and Patashnick Co., Inc. (R&P), a provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets, which was acquired in April 2005; and Niton LLC, a provider of portable X-ray analyzers to the metals, petrochemical and environmental markets, which was acquired in March 2005.

In the first quarter of 2006, the company’s operating income and operating income margin were $67.8 million and 9.9%, respectively, compared with $59.7 million and 10.7%, respectively, in 2005. (Operating income margin is operating income divided by revenues.) The increase in operating income was due to higher demand and, to a lesser extent, price increases offset in part by $18.1 million of higher amortization expense associated with acquisition-related intangible assets and $5.3 million of stock option compensation expense. The decrease in operating income margin resulted primarily from the higher amortization expense relative to revenues as a result of the recent acquisitions.

Income from continuing operations decreased to $43.6 million in the first quarter of 2006 from $45.6 million in the first quarter of 2005, primarily due to higher interest expense associated with debt used to fund the Kendro acquisition and an increase in the company’s effective tax rate.

During the first three months of 2006, the company’s cash flow from operations totaled $31.9 million, compared with $30.3 million in the first three months of 2005.

As of April 1, 2006, the company’s outstanding debt totaled $560.5 million, of which 68% is due in 2008 and thereafter. The company expects that its existing cash and short-term investments and future cash flow from operations together with available unsecured borrowings of up to $250 million under its existing 5-year revolving credit agreement and available unsecured borrowings under its 5-year euro facility are sufficient to meet its capital requirements for the foreseeable future, including at least the next 24 months.

THERMO ELECTRON CORPORATION

Critical Accounting Policies

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, the company evaluates its estimates, including those related to equity investments, bad debts, inventories, intangible assets, warranty obligations, income taxes, pension costs, stock-based compensation, contingencies and litigation, restructuring and sale of businesses. The company bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $22.5 million at April 1, 2006. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

(b)
The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value taking into consideration usage in the preceding 12 months, expected demand and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional writedowns may be required.

(c)
The company periodically evaluates goodwill for impairment using forecasts of discounted future cash flows. Goodwill totaled $1.95 billion at April 1, 2006. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill for impairment. Should the fair value of the company’s goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment of goodwill may be necessary.

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

(e)
The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $912.5 million at April 1, 2006, including $283.1 million of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

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

(i)
At the time the company recognizes revenue, it provides for the estimated cost of product warranties and returns based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $33.3 million at April 1, 2006. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

(j)
The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance with an offset generally to goodwill as most of the tax attributes arose from acquisitions. The company’s tax valuation allowance totaled $67.1 million at April 1, 2006. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

(k)
The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $39.5 million at April 1, 2006. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company’s tax provision would result.

THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

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

(n)
The fair value of each stock option granted by the company is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the company’s stock. The expected life of a grant is estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. The company estimates forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.

(o)
The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company’s accrued restructuring costs for abandoned facilities in continuing operations totaled $8.0 million at April 1, 2006. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

(p)
The company estimates the expected proceeds from any assets held for sale and, when necessary, records losses to reduce the carrying value of these assets to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

Results of Operations

First Quarter 2006 Compared With First Quarter 2005

Continuing Operations

Sales in the first quarter of 2006 were $684.3 million, an increase of $125.1 million (22%) from the first quarter of 2005. Sales increased $93.8 million (17%) due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $21.5 million (4%) in 2006. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $52.8 million (10%). The increase was primarily due to a broad-based increase in demand in each of the company’s principal businesses and, to a lesser extent, increased prices. Sales growth was particularly strong in North America and Asia and, to a lesser extent, in Europe.

THERMO ELECTRON CORPORATION

First Quarter 2006 Compared With First Quarter 2005 (continued)

Operating Income Margin
	Three Months Ended
	April 1, 2006	April 2, 2005

Consolidated	9.9%	10.7%

Operating income was $67.8 million in the first quarter of 2006, compared with $59.7 million in the first quarter of 2005. Operating income margin decreased to 9.9% in 2006 from 10.7% in 2005, primarily due to $18.1 million of higher amortization expense for acquisition-related intangible assets and $3.9 million of higher restructuring and other costs as discussed below.

In response to a downturn in markets served by the company and in connection with the company’s overall reorganization, restructuring actions were initiated in 2003 and, to a lesser extent, 2004 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Restructuring and other costs recorded in 2005 were primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and the consolidation of two facilities in Texas as well as charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. The restructuring actions undertaken prior to 2005 were substantially complete at the end of 2004. Restructuring costs in 2006 included charges for consolidation of a U.K. facility into an existing factory in Germany and remaining costs of prior actions. The company is continuing to evaluate potential restructuring actions that may be undertaken within existing businesses with which Kendro is being integrated. Such actions may include consolidation of facilities and reductions in staffing levels. In April 2006, the company announced it will close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina. The company expects to incur approximately $8 million of charges associated with this action, principally over the second and third quarters of 2006. These charges will include $5.5 million of cash costs, including $2.3 million of severance and $3.2 million of abandoned-facility costs. In addition, the company expects to write-off $2.5 million of fixed assets. The company has not finalized its plans for integrating Kendro with its existing business but expects that charges to expense will ultimately total $15 - $20 million, of which approximately $8 million has been recorded as of April 1, 2006. Also, the company expects to incur an additional $2 million of restructuring costs through the remainder of 2006 for charges associated with the actions undertaken prior to 2006 that cannot be recorded until incurred.

In the first quarter of 2006, the company recorded restructuring and other costs, net, of $3.6 million, including $4.3 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a net gain of $0.8 million from disposal of a small product line (Note 11). In the first quarter of 2005, the company recorded restructuring and other income, net, of $0.3 million, including $2.4 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a gain of $2.7 million primarily from the sale of three abandoned buildings.

As of January 1, 2006, the company adopted SFAS No. 123R “Shared-based Payment.” The standard requires that companies record as expense the effect of equity-based compensation over the applicable vesting period. The company adopted the standard using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period or, for 2006 grants, to the retirement date for retirement eligible employees, if earlier. Prior period amounts

THERMO ELECTRON CORPORATION

First Quarter 2006 Compared With First Quarter 2005 (continued)

have not been restated. The company recorded $5.3 million of pre-tax expense in the first quarter of 2006 for stock options. As of April 1, 2006, the company had $57.2 million of total unrecognized compensation costs related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 2.2 years.

As of January 1, 2006, the company adopted SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not materially affect the company’s financial statements.

Segment Results

The company’s management evaluates operating segment performance based on measures that are not determined in accordance with U.S. generally accepted accounting principles including adjusted operating income and adjusted operating income margin. Adjusted operating income is segment operating income before certain charges to cost of revenues, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; amortization of acquisition-related intangible assets; and stock option compensation. The company uses these measures because they help management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining compensation. Adjusted operating income margin is adjusted operating income divided by revenues.

Life and Laboratory Sciences
	Three Months Ended
	April 1,	April 2,
(Dollars in thousands)	2006	2005	Change

Revenues	$512,355	$393,305	30.3%

Operating Income Margin	11.1%	13.2%	(2.1)
Restructuring and other costs (income), net	0.6%	(0.5)%	1.1
Stock option compensation expense	0.4%	0.0%	0.4
Amortization of acquisition-related intangible assets	4.7%	1.7%	3.0

Adjusted Operating Income Margin	16.8%	14.4%	2.4

Sales in the Life and Laboratory Sciences segment increased $119.1 million (30%) to $512.4 million in the first quarter of 2006. Sales increased $92.6 million (24%) due to the acquisitions of Kendro in May 2005, and Niton in March 2005, net of a product line divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $16.8 million (4%) in 2006. Excluding the changes in revenues resulting from acquisitions, net of a divestiture, and currency translation, revenues increased $43.3 million (11%). The increase was due to a broad-based increase in demand from life science and industrial customers combined with strong market response to new products and, to a lesser extent, price increases. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, anatomical pathology products.

Adjusted operating income margin was 16.8% in the first quarter of 2006 and 14.4% in the first quarter of 2005. The increase resulted from higher revenues including the effect of acquisitions and, to a lesser extent, price increases.

The change in restructuring and other costs, net, was due to inclusion of gains on the sale of buildings in the 2005 quarter. The increase in amortization of acquisition-related intangible assets was primarily due to the acquisition of Kendro and, to a lesser extent, other businesses.

THERMO ELECTRON CORPORATION

First Quarter 2006 Compared With First Quarter 2005 (continued)

Measurement and Control
	Three Months Ended
	April 1,	April 2,
(Dollars in thousands)	2006	2005	Change

Revenues	$171,932	$165,903	3.6%

Operating Income Margin	12.7%	11.1%	1.6
Restructuring and other costs, net	0.3%	0.6%	(0.3)
Stock option compensation expense	0.4%	0.0%	0.4
Amortization of acquisition-related intangible assets	0.8%	0.5%	0.3

Adjusted Operating Income Margin	14.2%	12.2%	2.0

Sales in the Measurement and Control segment increased $6.0 million (4%) to $171.9 million in the first quarter of 2006. Sales increased $1.2 million (1%) due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $4.7 million in 2006. Excluding the changes in revenues resulting from acquisitions, net of divestitures, and currency translation, revenues increased $9.5 million (6%). The increase was primarily the result of higher demand from industrial customers, particularly from commodity markets including steel, petroleum and minerals, and customers purchasing instruments for use in environmental and security applications. The company believes that enactment of stricter environmental disposal regulations, particularly in Europe, has helped increase demand for instruments that measure contaminants.

Adjusted operating income margin increased to 14.2% in the first quarter of 2006 from 12.2% in the first quarter of 2005, primarily due to higher sales volumes and, to a lesser extent, price increases.

The increase in amortization of acquisition-related intangible assets was due primarily to the acquisition of R&P.

Other Income (Expense), Net

The company reported other expense, net, of $3.8 million in the first quarter of 2006 and other income, net, of $3.3 million in the first quarter of 2005 (Note 4). Other income (expense), net, includes interest income, interest expense, gain on investments, net, and other items, net. Interest income was $3.5 million in 2006 and $3.3 million in 2005. Interest expense increased to $7.8 million in 2006 from $3.2 million in 2005, as a result of debt used to partially fund the acquisition of Kendro and, to a lesser extent, higher rates associated with the company’s variable rate debt. In the first quarter of 2005, the company had other gains of $3.2 million, including $2.3 million of gains on sale of investments.

Provision for Income Taxes

The company’s effective tax rate was 31.9% and 27.6% in the first quarter of 2006 and 2005, respectively. As a result of the sale of a product line in the first quarter of 2006, the company realized a tax gain in excess of the related book gain. This transaction caused an increase in the company’s effective rate in the first quarter of 2006 of 3.1 percentage points.

THERMO ELECTRON CORPORATION

First Quarter 2006 Compared With First Quarter 2005 (continued)

Contingent Liabilities

At April 1, 2006, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in the matter described in the first paragraph of Note 12 could materially affect the company’s financial position as well as its results of operations and cash flows.

Discontinued Operations

The company recorded after-tax gains from disposal of discontinued operations of $3.3 million in the first quarter of 2006 and 2005. The gains represent additional proceeds from the sale of several businesses divested prior to 2004, including in 2005 the sale of abandoned real estate and post-closing adjustments.

Liquidity and Capital Resources

First Quarter 2006

Consolidated working capital was $660.6 million at April 1, 2006, compared with $562.2 million at December 31, 2005. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $310.6 million at April 1, 2006, compared with $295.0 million at December 31, 2005.

Cash provided by operating activities was $31.9 million during the first three months of 2006, including $28.1 million provided by continuing operations and $3.8 million provided by discontinued operations. The company used cash of $25.0 million to replenish inventory levels following strong fourth quarter shipments. Cash of $24.8 million was provided by collections on accounts receivable. A reduction in other current liabilities used $53.4 million of cash in the first three months of 2006, primarily for payment of annual incentive compensation and income tax payments. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $8.0 million in the first three months of 2006.

In connection with restructuring actions undertaken by continuing operations, the company had accrued $14.3 million for restructuring costs at April 1, 2006. The company expects to pay approximately $6.3 million of this amount for severance, retention and other costs primarily through 2006. The balance of $8.0 million will be paid for lease obligations over the remaining terms of the leases, with approximately 60% to be paid through 2006 and the remainder through 2012. In addition, at April 1, 2006, the company had accrued $8.2 million for acquisition expenses. Accrued acquisition expenses included $5.4 million of severance and relocation obligations, which the company expects to pay primarily through 2006. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

During the first three months of 2006, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included the purchase and sale of property, plant and equipment and sale of a product line. The company expended $13.3 million for purchases of property, plant and equipment. The company had proceeds from the sale of a product line of $8.9 million. Investing activities of the company’s discontinued operations provided $5.3 million of cash in the first three months of 2006, primarily additional proceeds from a business divested prior to 2004.

The company’s financing activities used $20.5 million of cash during the first three months of 2006, principally for a decrease of $41.3 million in short-term borrowings, offset in part by proceeds of $16.5 million from the exercise of employee stock options and $4.3 million of tax benefits from the exercise of stock options.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2006, such expenditures will approximate $46 - $51 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2005 and April 1, 2006.

THERMO ELECTRON CORPORATION

First Quarter 2006 (continued)

The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under its existing 5-year revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Quarter 2005

Cash provided by operating activities was $30.3 million during the first three months of 2005, including $31.7 million provided by continuing operations and $1.4 million used by discontinued operations. The company used cash of $15.3 million to increase inventories, particularly mass spectrometry and spectroscopy instruments, to replenish levels following strong fourth quarter sales. A reduction in other current liabilities used $12.4 million of cash in the first three months of 2005, primarily annual incentive compensation that was paid in the quarter. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $5.0 million in the first three months of 2005.

During the first three months of 2005, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included an acquisition and the purchase and sale of property, plant and equipment. The company expended $39.2 million, net of cash acquired, for the acquisition of Niton. The company expended $7.3 million for purchases of property, plant and equipment and had proceeds from the sale of property, principally abandoned real estate, of $9.2 million.

The company’s financing activities provided $3.3 million of cash during the first three months of 2005, principally proceeds of $4.6 million from the exercise of employee stock options.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2005.

Item 4 — Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of April 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of April 1, 2006, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 1, 2006, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO ELECTRON CORPORATION

PART II — OTHER INFORMATION

Item 1A — Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 18.

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

THERMO ELECTRON CORPORATION

Risk Factors (continued)

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

THERMO ELECTRON CORPORATION

Risk Factors (continued)

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

THERMO ELECTRON CORPORATION

Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.95 billion as of April 1, 2006. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO ELECTRON CORPORATION

Risk Factors (continued)

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

As of April 1, 2006, we had approximately $560.5 million in outstanding indebtedness.

We have $250 million in additional borrowing capacity available to us under our revolving credit facility and $130 million available under our euro facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

THERMO ELECTRON CORPORATION

Risk Factors (continued)

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

Item 6 — Exhibits

See Exhibit Index on page 35.

THERMO ELECTRON CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 2006.

THERMO ELECTRON CORPORATION

/s/ Peter M. Wilver
Peter M. Wilver
Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Corporate Controller and Chief Accounting Officer

THERMO ELECTRON CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________________
*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.