Form 10-Q
period 2006-07-01
THERMO ELECTRON CORP
filed 2006-08-04
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

(mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 1, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts	02454-9046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock, $1.00 par value	157,593,971

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

THERMO ELECTRON CORPORATION

Consolidated Balance Sheet
(Unaudited)

Assets

	July 1,	December 31,
(In thousands)	2006	2005

Current Assets:
Cash and cash equivalents	$189,716	$214,326
Short-term available-for-sale investments, at quoted market value (amortized cost of $8,267 and $80,661)	8,267	80,661
Accounts receivable, less allowances of $22,548 and $21,841	544,520	565,564
Inventories:
Raw materials and supplies	150,543	133,774
Work in process	56,896	50,043
Finished goods	188,721	175,575
Deferred tax assets	80,487	79,586
Other current assets	61,072	54,371

	1,280,222	1,353,900

Property, Plant and Equipment, at Cost	541,852	515,385
Less: Accumulated depreciation and amortization	258,610	234,731

	283,242	280,654

Acquisition-related Intangible Assets	405,011	450,740

Other Assets	216,907	200,080

Goodwill	1,990,821	1,966,195

	$4,176,203	$4,251,569

THERMO ELECTRON CORPORATION

Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Equity

	July 1,	December 31,
(In thousands except share amounts)	2006	2005

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$171,540	$130,137
Accounts payable	147,635	153,475
Accrued payroll and employee benefits	98,199	114,707
Accrued income taxes	21,860	55,147
Deferred revenue	101,913	85,592
Customer deposits	39,342	38,229
Accrued warranty costs (Note 10)	36,326	33,453
Other accrued expenses (Notes 2 and 11)	167,139	180,922

	783,954	791,662

Deferred Income Taxes	43,468	65,015

Other Long-term Liabilities	144,313	132,950

Long-term Obligations:
Senior notes (Note 9)	379,529	380,542
Subordinated convertible obligations	77,234	77,234
Other	10,699	10,854

	467,462	468,630

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 350,000,000 shares authorized; 183,154,779 and 181,817,452 shares issued	183,155	181,817
Capital in excess of par value	1,459,872	1,421,382
Retained earnings	1,699,261	1,604,475
Treasury stock at cost, 25,597,876 and 19,335,163 shares	(666,120)	(437,707)
Deferred compensation	—	(3,834)
Accumulated other comprehensive items (Note 6)	60,838	27,179

	2,737,006	2,793,312

	$4,176,203	$4,251,569

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	July 1,	July 2,
(In thousands except per share amounts)	2006	2005

Revenues	$713,468	$653,621

Costs and Operating Expenses:
Cost of revenues	388,976	366,166
Selling, general and administrative expenses	206,919	192,593
Research and development expenses	40,620	39,432
Restructuring and other costs, net (Note 11)	4,780	2,216

	641,295	600,407

Operating Income	72,173	53,214
Other Income (Expense), Net (Note 4)	(3,383)	25,504

Income from Continuing Operations Before Provision for Income Taxes	68,790	78,718
Provision for Income Taxes	(19,847)	(21,958)

Income from Continuing Operations	48,943	56,760
Gain (Loss) on Disposal of Discontinued Operations (includes income tax benefit of $623 in 2006, net of income tax provision of $2,034 in 2005; Note 13)	(1,063)	3,463

Net Income	$47,880	$60,223

Earnings per Share from Continuing Operations (Note 5):
Basic	$.30	$.35

Diluted	$.30	$.35

Earnings per Share (Note 5):
Basic	$.30	$.37

Diluted	$.29	$.37

Weighted Average Shares (Note 5):
Basic	161,289	161,255

Diluted	165,523	164,658

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	July 1,	July 2,
(In thousands except per share amounts)	2006	2005

Revenues	$1,397,755	$1,212,829

Costs and Operating Expenses:
Cost of revenues	760,639	666,140
Selling, general and administrative expenses	409,367	356,094
Research and development expenses	79,357	75,760
Restructuring and other costs, net (Note 11)	8,374	1,945

	1,257,737	1,099,939

Operating Income	140,018	112,890
Other Income (Expense), Net (Note 4)	(7,162)	28,808

Income from Continuing Operations Before Provision for Income Taxes	132,856	141,698
Provision for Income Taxes	(40,294)	(39,355)

Income from Continuing Operations	92,562	102,343
Gain on Disposal of Discontinued Operations, Net (net of income tax provision of $1,303 and $4,272; Note 13)	2,224	6,736

Net Income	$94,786	$109,079

Earnings per Share from Continuing Operations (Note 5):
Basic	$.57	$.64

Diluted	$.56	$.63

Earnings per Share (Note 5):
Basic	$.58	$.68

Diluted	$.57	$.67

Weighted Average Shares (Note 5):
Basic	162,167	161,106

Diluted	166,253	164,694

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 1,	July 2,
(In thousands)	2006	2005

Operating Activities:
Net income	$94,786	$109,079
Gain on disposal of discontinued operations, net	(2,224)	(6,736)

Income from continuing operations	92,562	102,343

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	76,437	47,435
Change in deferred income taxes	(10,703)	(1,438)
Gain on sale of product lines, net	(207)	(119)
Gain on investments, net	(525)	(32,066)
Noncash equity compensation	12,937	1,339
Other noncash expenses, net	1,096	13,513
Changes in current accounts, excluding the effects of acquisitions and dispositions:
Accounts receivable	36,601	6,154
Inventories	(28,440)	(15,200)
Other current assets	(3,796)	2,303
Accounts payable	(11,691)	(11,521)
Other current liabilities	(64,525)	(22,187)

Net cash provided by continuing operations	99,746	90,556
Net cash used in discontinued operations	(1,528)	(1,577)

Net cash provided by operating activities	98,218	88,979

Investing Activities:
Acquisitions, net of cash acquired	(26,574)	(914,923)
Proceeds from sale of available-for-sale investments	151,012	349,863
Purchases of available-for-sale investments	(77,850)	(148,450)
Purchases of property, plant and equipment	(21,800)	(16,441)
Proceeds from sale of property, plant and equipment	2,071	9,534
Proceeds from sale of product lines	8,875	5,661
Collection of notes receivable	2,805	—
Proceeds from sale of other investments	816	280
Increase in other assets	(8,481)	(1,535)
Other	(546)	(64)

Net cash provided by (used in) continuing operations	30,328	(716,075)
Net cash provided by discontinued operations	5,333	5,327

Net cash provided by (used in) investing activities	$35,661	$(710,748)

THERMO ELECTRON CORPORATION

Consolidated Statement of Cash Flows (continued)
(Unaudited)
	Six Months Ended
	July 1,	July 2,
(In thousands)	2006	2005

Financing Activities:
Purchases of company common stock	$(228,001)	$—
Net proceeds from issuance of long-term debt	—	247,450
Increase in short-term notes payable	36,664	219,150
Net proceeds from issuance of company common stock	22,072	8,721
Borrowings under short-term bridge financing agreement	—	570,000
Repayment of bridge financing agreement	—	(570,000)
Tax benefits from exercised stock options (Note 7)	5,589	—
Other	(38)	(2,161)

Net cash provided by (used in) financing activities	(163,714)	473,160

Exchange Rate Effect on Cash of Continuing Operations	5,225	(18,533)

Decrease in Cash and Cash Equivalents	(24,610)	(167,142)
Cash and Cash Equivalents at Beginning of Period	214,326	326,886

Cash and Cash Equivalents at End of Period	$189,716	$159,744

Noncash Investing Activities:
Fair value of assets of acquired businesses	$37,527	$1,076,315
Cash paid for acquired businesses	(28,005)	(920,135)

Liabilities of acquired businesses	$9,522	$156,180

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Electron Corporation (the company, Thermo or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 1, 2006, the results of operations for the three- and six-month periods ended July 1, 2006, and July 2, 2005, and the cash flows for the six-month periods ended July 1, 2006, and July 2, 2005. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.	Merger and Acquisitions

The company and Fisher Scientific International Inc. announced on May 8, 2006 that the boards of directors of both companies had unanimously approved a definitive agreement to combine the two companies in a tax-free, stock-for-stock exchange. Fisher is a leading provider of products and services to the scientific research community and clinical laboratories. Fisher provides a suite of products and services to customers worldwide from biochemicals, cell-culture media and proprietary RNAi technology to rapid-diagnostic tests, safety products and other consumable supplies. Fisher had revenues of $5.4 billion in 2005. The transaction is subject to approval by both companies' shareholders as well as regulatory approvals and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2006. The combined company will be named Thermo Fisher Scientific Inc.

Under the terms of the agreement, Fisher shareholders will receive two shares of Thermo common stock for each share of Fisher common stock they own. Based on Thermo's average closing price for the two trading days before and after the announcement date of $38.93 per share, this exchange represents a value of $77.86 per Fisher share, or an aggregate equity value of $10.3 billion. The company will also assume Fisher’s debt ($2.2 billion at June 30, 2006). Upon completion of the transaction, Thermo's shareholders will own approximately 39 percent of the combined company, and Fisher’s shareholders will own approximately 61 percent. Based upon current members of Thermo’s board of directors and senior management representing a majority of the composition of the combined company’s board and senior management and the Fisher shareholders receiving a premium (as of the date preceding the merger announcement) over the fair market value of Fisher common stock on such date, Thermo is considered to be the acquirer for accounting purposes.

On June 30, 2006, the company’s Measurement and Control segment acquired EGS Gauging, Inc., a Massachusetts-based provider of flat polymer web gauging products for $26.3 million, net of cash acquired, subject to a post-closing adjustment. The purchase price includes $24.0 million paid at the closing and $2.3 million payable in the third quarter of 2006. The agreement calls for contingent consideration of up to $2.0 million based on 2006 revenues and operating results. The acquisition of EGS enables the segment to broaden its gauging systems product offerings. EGS’s revenues totaled $25 million in 2005. Having completed the acquisition of EGS on the last business day of the company’s fiscal quarter, the balance sheet of EGS has been included in the accompanying financial statements, however, no results of operations or cash flows have been included. The company has undertaken an assessment to determine the fair value of EGS’s identifiable intangible assets and to complete the purchase price allocation. Pending the results of that review, which the company expects to substantially complete during the third quarter of 2006, the excess of the purchase price over the fair value of the acquired tangible assets, or $22.4 million, has been recorded as an increase to goodwill, none of which is tax deductible.

THERMO ELECTRON CORPORATION

2.	Merger and Acquisitions (continued)

In addition to the acquisition of EGS, the company acquired a product line and a small distributor in the second quarter of 2006 for an aggregate of $2.7 million. The product line acquisition is subject to a post-closing adjustment that the company does not expect will be material.

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

These acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and, for acquisitions completed in 2006, is subject to adjustment upon finalization of the purchase price allocation.

The components of the preliminary purchase price allocation for 2006 acquisitions are as follows:

(In thousands)	EGS	Other	Total

Purchase Price:
Cash paid (a)	$25,363	$2,642	$28,005
Cash acquired	(1,417)	(14)	(1,431)
Purchase price payable	2,343	91	2,434

	$26,289	$2,719	$29,008

Allocation:
Current assets	$8,381	$14	$8,395
Property, plant and equipment	768	16	784
Acquired intangible assets (b)	—	2,857	2,857
Goodwill	22,431	844	23,275
Other assets	785	—	785
Liabilities assumed	(6,076)	(1,012)	(7,088)

	$26,289	$2,719	$29,008

(a)	Includes transaction costs.
(b)	The acquired intangible assets for EGS will be determined in the third quarter of 2006, following finalization of the purchase price allocation.

Acquired intangible assets for 2006 acquisitions are as follows (in thousands):

Customer Relationships	$446
Product Technology	2,411

$2,857

The weighted-average amortization periods for intangible assets acquired in 2006 are: 5 years for customer relationships and 5 years for product technology. The weighted-average amortization period for all intangible assets acquired in 2006 is 5 years.

THERMO ELECTRON CORPORATION

2.	Merger and Acquisitions (continued)

In May 2005, the Company’s Life and Laboratory Sciences segment acquired the Kendro Laboratory Products division of SPX Corporation. Had the acquisition of Kendro been completed as of the beginning of 2005, the company’s pro forma results for 2005 would have been as follows:

	Three Months Ended	Six Months Ended
(In thousands except per share amounts)	July 2, 2005	July 2, 2005

Revenues	$688,080	$1,341,148

Net Income	$54,880	$97,463

Earnings per Share from Continuing Operations:
Basic	$.32	$.56
Diluted	$.31	$.56

Earnings Per Share:
Basic	$.34	$.60
Diluted	$.34	$.60

The company’s results for 2006 and 2005 would not have been materially different from its reported results had the company’s other acquisitions occurred at the beginning of 2005.

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

No accrued acquisition expenses have been established for the acquisitions completed in 2006.

The changes in accrued acquisition expenses for acquisitions completed during 2005 are as follows:

(In thousands)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2005	$2,494	$345	$73	$2,912
Reserves established	3,213	479	629	4,321
Payments	(1,636)	(76)	—	(1,712)
Decrease recorded as a reduction in goodwill	(415)	—	(488)	(903)
Currency translation	314	20	5	339

Balance at July 1, 2006	$3,970	$768	$219	$4,957

THERMO ELECTRON CORPORATION

2.	Merger and Acquisitions (continued)

The accrued acquisition expenses consist primarily of severance for approximately 156 employees across all functions at Kendro, relocation costs and facility obligations for a building vacated in Tennessee. The company expects to pay amounts accrued for severance and other through 2006 and facility costs through the expiration of the lease in 2007.

The changes in accrued acquisition expenses for acquisitions completed prior to 2005 are as follows:

(In thousands)	Severance	Abandonment of Excess Facilities	Total

Balance at December 31, 2005	$139	$3,212	$3,351
Payments	—	(1,145)	(1,145)
Divestiture	—	(199)	(199)
Decrease recorded as a reduction in goodwill	(15)	(29)	(44)
Currency translation	9	185	194

Balance at July 1, 2006	$133	$2,024	$2,157

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

3.	Business Segment Information

The company’s continuing operations fall into two business segments: Life and Laboratory Sciences and Measurement and Control.

	Life and Laboratory Sciences	Measurement and Control	Eliminations and Other	Corporate	Total
	(In thousands)

Three Months Ended July 1, 2006
Revenues	$539,286	$174,182	$—	$—	$713,468

Adjusted operating income (a)	$93,398	$24,736	$(3,512)	$(10,748)	$103,874	(b)
Cost of revenues charges	1,266	—	—	—	1,266
Restructuring and other items	2,571	2,094	7	108	4,780
Stock option compensation expense	2,808	704	(3,512)	—	—
Amortization	24,197	1,456	—	2	25,655

Operating income	62,556	20,482	(7)	(10,858)	72,173	(b)
Other expense, net					(3,383)

Income from continuing operations before provision for income taxes					$68,790

Depreciation	$9,656	$2,222	$—	$1,584	$13,462

THERMO ELECTRON CORPORATION

3.	Business Segment Information (continued)

	Life and Laboratory Sciences	Measurement and Control	Eliminations and Other	Corporate	Total
	(In thousands)

Three Months Ended July 2, 2005
Revenues	$487,462	$166,159	$—	$—	$653,621

Adjusted operating income (a)	$77,920	$15,829	$—	$(7,745)	$86,004	(c)
Cost of revenues charges	11,232	233	—	—	11,465
Restructuring and other items	(160)	2,168	(502)	710	2,216
Amortization	17,773	1,335	—	1	19,109

Operating income	49,075	12,093	502	(8,456)	53,214	(c)
Other income, net					25,504

Income from continuing operations before provision for income taxes					$78,718

Depreciation	$7,764	$2,045	$—	$951	$10,760

Six Months Ended July 1, 2006
Revenues	$1,051,641	$346,114	$—	$—	$1,397,755

Adjusted operating income (a)	$179,548	$49,135	$(6,407)	$(21,402)	$200,874	(b)
Cost of revenues charges	1,266	—	—	—	1,266
Restructuring and other items	5,617	2,634	9	114	8,374
Stock option compensation expense	5,060	1,347	(6,407)	—	—
Amortization	48,292	2,920	—	4	51,216

Operating income	119,313	42,234	(9)	(21,520)	140,018	(b)
Other expense, net					(7,162)

Income from continuing operations before provision for income taxes					$132,856

Depreciation	$17,589	$4,347	$—	$3,285	$25,221

THERMO ELECTRON CORPORATION

3.	Business Segment Information (continued)

	Life and Laboratory Sciences	Measurement and Control	Eliminations and Other	Corporate	Total
	(In thousands)

Six Months Ended July 2, 2005
Revenues	$880,767	$332,062	$—	$—	$1,212,829

Adjusted operating income (a)	$134,630	$36,022	$—	$(17,829)	$152,823	(c)
Cost of revenues charges	11,232	233	—	—	11,465
Restructuring and other items	(1,894)	3,202	(573)	1,210	1,945
Amortization	24,387	2,134	—	2	26,523

Operating income	100,905	30,453	573	(19,041)	112,890	(c)
Other income, net					28,808

Income from continuing operations before provision for income taxes					$141,698

Depreciation	$14,543	$4,461	$—	$1,908	$20,912

(a)	Represents operating income before restructuring and other costs, net; amortization of acquisition-related intangibles; and, for the segments, stock option compensation expense.
(b)
Consolidated adjusted operating income and consolidated operating income in the second quarter of 2006 include pre-tax stock option compensation expense of $6.4 million, including $0.7 million in cost of revenues, $5.3 million in selling, general and administrative expenses and $0.4 million in research and development expenses. Consolidated adjusted operating income and consolidated operating income in the first six months of 2006 include pre-tax stock option compensation expense of $11.8 million, including $1.3 million in cost of revenues, $9.8 million in selling, general and administrative expenses and $0.7 million in research and development expenses. No stock option compensation expense has been capitalized in inventories due to immateriality.

(c)
Had stock option expense been recorded in the second quarter of 2005, consolidated adjusted operating income and consolidated operating income on a pro forma basis would have been lower by $5.1 million, including $0.5 million in cost of revenues, $4.3 million in selling, general and administrative expenses and $0.3 million in research and development expenses. Had stock option expense been recorded in the first six months of 2005, consolidated adjusted operating income and consolidated operating income on a pro forma basis would have been lower by $10.5 million, including $1.2 million in cost of revenues, $8.7 million in selling, general and administrative expenses and $0.6 million in research and development expenses.

4.	Other Income (Expense), Net

The components of other income (expense), net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Interest Income	$3,393	$2,591	$6,925	$5,927
Interest Expense	(7,934)	(7,287)	(15,729)	(10,442)
Gain on Investments, Net	560	29,802	525	32,066
Other Items, Net	598	398	1,117	1,257

	$(3,383)	$25,504	$(7,162)	$28,808

THERMO ELECTRON CORPORATION

4.	Other Income (Expense), Net (continued)

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

5.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Income from Continuing Operations	$48,943	$56,760	$92,562	$102,343
Gain (Loss) on Disposal of Discontinued Operations	(1,063)	3,463	2,224	6,736

Net Income for Basic Earnings per Share	47,880	60,223	94,786	109,079
Effect of Convertible Debentures	402	402	803	803

Income Available to Common Shareholders, as Adjusted for Diluted Earnings per Share	$48,282	$60,625	$95,589	$109,882

Basic Weighted Average Shares	161,289	161,255	162,167	161,106
Effect of:
Stock options	2,318	1,515	2,171	1,704
Convertible debentures	1,846	1,846	1,846	1,846
Restricted stock awards and contingently issuable shares	70	42	69	38

Diluted Weighted Average Shares	165,523	164,658	166,253	164,694

Basic Earnings per Share:
Continuing operations	$.30	$.35	$.57	$.64
Discontinued operations	(.01)	.02	.01	.04

	$.30	$.37	$.58	$.68

Diluted Earnings per Share:
Continuing operations	$.30	$.35	$.56	$.63
Discontinued operations	(.01)	.02	.01	.04

	$.29	$.37	$.57	$.67

Options to purchase 3,025,000, 4,508,000, 3,117,000 and 2,515,000 shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2006 and 2005 and the first six months of 2006 and 2005, respectively, because their effect would have been antidilutive.

THERMO ELECTRON CORPORATION

6.	Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represents certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and minimum pension liability adjustment. During the second quarter of 2006 and 2005, the company had comprehensive income of $77.2 million and $38.2 million, respectively. During the first six months of 2006 and 2005, the company had comprehensive income of $128.4 million and $42.3 million, respectively. The three- and six-month periods of 2005 were unfavorably affected by reductions in the cumulative translation adjustment of $32.5 million and $82.7 million, respectively, due to movements in currency exchange rates, the effects of which are recorded in shareholders’ equity. The three- and six-month periods of 2006 were favorably affected by increases in the cumulative translation adjustment of $31.6 million and $36.1 million, respectively, due to movements in currency exchange rates.

7.	Stock-based Compensation Plans and Stock-based Compensation Expense

The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options, stock bonus shares or performance-based shares, as determined by the compensation committee of the company’s Board of Directors (the Board Committee) or in limited circumstances, by the company’s option committee, which consists of its chief executive officer. Generally, options granted prior to July 2000 under these plans are exercisable immediately, but shares acquired upon exercise are subject to certain transfer restrictions and the right of the company to repurchase the shares at the exercise price upon certain events, primarily termination of employment. The restrictions and repurchase rights lapse over periods ranging from 0-10 years, depending on the term of the option, which may range from 3-12 years. Options granted in or after July 2000 under these plans generally vest over three to five years, assuming continued employment with certain exceptions. Upon a change in control of the company, substantially all options, regardless of grant date, become immediately exercisable and shares acquired upon exercise cease to be subject to transfer restrictions and the company’s repurchase rights. If consummated, the merger with Fisher discussed in Note 2 will result in a change in control and the vesting of substantially all of the company’s options will accelerate except for those of the chief executive officer who has waived acceleration. Nonqualified options are generally granted at fair market value. Incentive stock options must be granted at not less than the fair market value of the company’s stock on the date of grant. The company also has a directors’ stock option plan that provides for the annual grant of stock options of the company to outside directors. Options awarded under this plan prior to 2003 are immediately exercisable and expire three to seven years after the date of grant. Options awarded in 2003 and thereafter vest over three years, assuming continued service on the board, and expire seven years after the date of grant. The company generally issues new shares of its common stock to satisfy option exercises.

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

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period or, for 2006 grants, to the retirement date for retirement eligible employees, if earlier. Use of the date of retirement eligibility to record the expense associated with awards granted to retirement eligible employees did not materially affect the company’s results of operations in the first half of 2006. Prior period amounts have not been restated for the adoption of SFAS No. 123R.

THERMO ELECTRON CORPORATION

7.	Stock-based Compensation Plans and Stock-based Compensation Expense (continued)

As a result of the adoption of SFAS No. 123R, the company’s results for the three and six months ended July 1, 2006 include incremental share-based compensation pre-tax expense of $6.4 million and $11.8 million, respectively, related to stock options. The total stock-based compensation cost of $6.9 million and $12.9 million, respectively, including restricted stock awards, has been included in the statements of income within the applicable operating expense where the company reports the option holders’ compensation cost. The company has recognized a related tax benefit associated with its share-based compensation expense totaling $2.2 million and $4.3 million in the three and six months ended July 1, 2006, respectively. The incremental expense, net of the related tax benefit, resulted in a $.03 decrease in both basic and diluted earnings per share in the second quarter of 2006 and a $.05 decrease in both basic and diluted earnings per share in the first six months of 2006. In the first six months of 2006, the adoption of SFAS No. 123R also resulted in the inclusion of $5.6 million of tax benefits from exercised stock options in cash flows from financing activities that would have been reflected in cash flows from operating activities prior to adoption of SFAS No. 123R.

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Six Months Ended
	July 1, 2006	July 2, 2005

Expected Stock Price Volatility	28%	32%
Risk Free Interest Rate	4.7%	3.8%
Expected Life of Options (years)	4.5	4.3
Expected Annual Dividend per Share	$—	$—

The weighted average grant-date fair values of options granted during the first six months of 2006 and 2005 were $11.02 and $9.05, respectively. The total intrinsic value of options exercised during the same periods was $5.3 million and $6.6 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

THERMO ELECTRON CORPORATION

7.	Stock-based Compensation Plans and Stock-based Compensation Expense (continued)

A summary of option activity as of July 1, 2006 and changes during the six months then ended is presented below:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)

Outstanding at December 31, 2005	12,084	$22.65
Granted	2,985	34.97
Exercised	(1,181)	18.68
Canceled	(131)	29.22
Expired	(29)	63.45

Outstanding at July 1, 2006	13,728	25.58	4.7	$158,026

Vested and Exercisable at July 1, 2006	6,723	21.85	3.2	$102,452

As of July 1, 2006, there was $53.0 million ($35.7 million, net of tax) of total unrecognized compensation cost related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.1 years. However, substantially all of the company’s equity awards would become fully vested upon the merger with Fisher, which would result in a charge for the unrecognized compensation at the date of the merger.

Restricted Share Awards — The company awards to a number of key employees restricted company common stock or restricted units that convert into an equivalent number of shares of common stock assuming continued employment, with some exceptions. The awards generally vest in equal annual installments over two to three years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights but are entitled to receive dividend equivalents. The fair value of restricted share awards is determined based on the number of shares granted and the market value of the company’s shares on the grant date. During the six months ended July 1, 2006, the company granted 27,500 share awards at a weighted average fair value of $34.31 per share on the grant date.

A summary of the status of the company’s restricted shares as of July 1, 2006 and changes during the six-months then ended are presented below:

Nonvested Restricted Share Awards	Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	199,334	$27.03
Granted	27,500	34.31
Vested	(43,333)	26.00

Nonvested at July 1, 2006	183,501	28.37

As of July 1, 2006, there was $3.6 million ($2.6 million, net of tax) of total unrecognized compensation cost related to nonvested restricted share awards. That cost is expected to be recognized over a weighted average period of 1.9 years. However, the restricted share awards would become fully vested upon the merger with Fisher, which would result in a charge for the unrecognized compensation at the date of the merger. The total fair value of shares vested during the first six months of 2006 and 2005 was $1.1 million in each period.

THERMO ELECTRON CORPORATION

7.	Stock-based Compensation Plans and Stock-based Compensation Expense (continued)

Prior to January 1, 2006, the company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had compensation cost for awards granted after 1994 under the company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, and had the fair value of awards been amortized on a straight-line basis over the vesting period, the effect on certain financial information of the company for the second quarter and first six months of 2005 would have been as follows:

	Three Months Ended	Six Months Ended
(In thousands except per share amounts)	July 2, 2005	July 2, 2005

Income from Continuing Operations:
As reported	$56,760	$102,343
Add: Stock-based employee compensation expense included in reported results, net of tax	454	870
Deduct: Total stock-based employee compensation expense determined under the fair- value-based method for all awards, net of tax	(3,796)	(7,678)

Pro forma	$53,418	$95,535

Basic Earnings per Share from Continuing Operations:
As reported	$.35	$.64
Pro forma	$.33	$.59

Diluted Earnings per Share from Continuing Operations:
As reported	$.35	$.63
Pro forma	$.33	$.59

Net Income:
As reported	$60,223	$109,079
Add: Stock-based employee compensation expense included in reported net income, net of tax	454	870
Deduct: Total stock-based employee compensation expense determined under the fair- value-based method for all awards, net of tax	(3,796)	(7,678)

Pro forma	$56,881	$102,271

Basic Earnings per Share:
As reported	$.37	$.68
Pro forma	$.35	$.63

Diluted Earnings per Share:
As reported	$.37	$.67
Pro forma	$.35	$.63

THERMO ELECTRON CORPORATION

8.	Defined Benefit Pension Plans

Several of the company’s non-U.S. subsidiaries, principally in Germany and England, and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the company’s plans are unfunded, as permitted under the plans and applicable laws. Net periodic benefit costs for the plans in the aggregate included the following components:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service Cost	$1,478	$1,764	$2,909	$3,460
Interest Cost on Benefit Obligation	3,670	3,349	7,207	6,570
Expected Return on Plan Assets	(3,087)	(2,752)	(6,068)	(5,554)
Recognized Net Actuarial Loss	928	636	1,823	1,281
Amortization of Prior Service Costs	45	—	89	—

	$3,034	$2,997	$5,960	$5,757

During the second quarter of 2005, the company merged two defined benefit plans in the U.K. and provided the participating employees with a defined contribution plan while limiting future benefits under the combined defined benefit plan. The transaction met the criteria of a plan curtailment although no gain or loss was realized. In connection with the plan merger, the company contributed $10.9 million to the combined U.K. defined benefit plan in 2005.

9.	Swap Arrangement

During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8% and will pay a variable rate of 90-day LIBOR plus 2.19% (7.74% as of July 1, 2006). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt totaling $0.8 million at July 1, 2006. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

10.	Warranty Obligations

The changes in the carrying amount of warranty obligations are as follows:

	Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005

Beginning Balance	$33,453	$27,369
Provision charged to income	21,209	11,915
Usage	(18,230)	(10,856)
Acquisitions (divestitures)	(62)	6,002
Adjustments to previously provided warranties, net	(1,151)	(1,603)
Other, net (a)	1,107	(1,951)

Ending Balance	$36,326	$30,876

(a)	Primarily represents the effects of currency translation.

THERMO ELECTRON CORPORATION

11.	Restructuring and Other Costs, Net

In response to a downturn in markets served by the company and in connection with the company’s overall reorganization, restructuring actions were initiated in 2003 and, to a lesser extent, 2004 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Restructuring and other costs recorded in 2005 were primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and the consolidation of two facilities in Texas as well as charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. Restructuring actions undertaken prior to 2005 were substantially complete at the end of 2004. Restructuring costs in 2006 include charges to close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany and remaining costs of prior actions. Additional charges of approximately $5 million for the Massachusetts plant closure will be incurred in the remainder of 2006. The company has substantially finalized its plans for integrating Kendro with its existing business and expects that charges to expense will ultimately total approximately $16 million, of which approximately $11 million has been recorded as of July 1, 2006 with the balance to be recorded primarily over the reminder of 2006. Also, the company expects to incur an additional $1 million of restructuring costs through the remainder of 2006 for charges associated with the actions undertaken prior to 2006 that cannot be recorded until incurred.

During the second quarter of 2006, the company recorded net restructuring and other costs by segment as follows:

(In thousands)	Life and Laboratory Sciences	Measurement and Control	Other	Corporate	Total

Cost of Revenues	$1,266	$—	$—	$—	$1,266
Restructuring and Other Costs, Net	2,571	2,094	7	108	4,780

	$3,837	$2,094	$7	$108	$6,046

During the first six months of 2006, the company recorded net restructuring and other costs by segment as follows:

(In thousands)	Life and Laboratory Sciences	Measurement and Control	Other	Corporate	Total

Cost of Revenues	$1,266	$—	$—	$—	$1,266
Restructuring and Other Costs, Net	5,617	2,634	9	114	8,374

	$6,883	$2,634	$9	$114	$9,640

THERMO ELECTRON CORPORATION

11.	Restructuring and Other Costs, Net (continued)

The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences

The Life and Laboratory Sciences segment recorded $3.8 million of net restructuring and other charges in the second quarter of 2006. The segment recorded charges to cost of revenues of $1.3 million for accelerated depreciation on fixed assets being abandoned due to facility consolidations and $2.5 million of other costs. These other costs consisted of $3.2 million of cash costs, principally associated with closing a plant in Massachusetts and consolidating its operations with those of an acquired Kendro facility in North Carolina, including $3.0 million of severance for 112 employees primarily in manufacturing functions, and $0.2 million of other cash costs, primarily relocation and retention expenses. These costs were offset by a gain of $0.7 million on the sale of abandoned equipment and an abandoned building.

In the first quarter of 2006, this segment recorded $3.0 million of net restructuring and other charges. This amount consisted of $2.9 million of cash costs, principally associated with the consolidation of a U.K. facility into an existing factory in Germany, including $2.2 million of severance for 81 employees across all functions; $0.4 million of net abandoned-facility costs; and $0.3 million of other cash costs, primarily relocation expenses. In addition, the segment recorded a loss of $0.1 million on the disposal of a product line.

Measurement and Control

The Measurement and Control segment recorded $2.1 million of net restructuring and other charges in the second quarter of 2006. The segment recorded $1.4 million of cash costs for cost reduction measures including $1.0 million of severance for 7 employees, primarily in sales and service functions, and revisions of prior estimates; $0.3 million of net abandoned-facility costs, primarily for costs that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses. In addition, the segment recorded a pre-tax loss of $0.6 million on the disposal of a product line and a charge of $0.1 million for abandoned equipment.

In the first quarter of 2006, the segment recorded $0.5 million of net restructuring and other charges. The segment recorded $1.3 million of cash costs for cost reduction measures including $1.1 million of severance for 7 employees, primarily in sales and service functions, and revisions of prior estimates; $0.1 million of net abandoned-facility costs, primarily for costs that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses. In addition, the segment recorded a pre-tax gain of $0.8 million on the disposal of a product line.

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

(In thousands)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2005 Restructuring Plans
Balance at December 31, 2005	$1,249	$—	$8,114	$589	$9,952
Costs incurred in 2006 (b)	12	—	732	54	798
Reserves reversed	—	—	(491)	—	(491)
Payments	(702)	—	(1,422)	(76)	(2,200)
Currency translation	50	—	208	1	259

Balance at July 1, 2006	$609	$—	$7,141	$568	$8,318

2005 Restructuring Plans
Balance at December 31, 2005	$6,132	$313	$1,131	$357	$7,933
Costs incurred in 2006 (b)	5,430	85	764	632	6,911
Reserves reversed	(387)	—	(177)	—	(564)
Payments	(8,798)	(259)	(993)	(845)	(10,895)
Currency translation	431	6	38	—	475

Balance at July 1, 2006	$2,808	$145	$763	$144	$3,860

2006 Restructuring Plans
Costs incurred in 2006 (b)	$2,191	$58	$—	$132	$2,381
Payments	(431)	—	—	(132)	(563)

Balance at July 1, 2006	$1,760	$58	$—	$—	$1,818

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)
Excludes a net gain of $0.5 million in the Life and Laboratory Sciences segment on the sale of abandoned assets and the disposal of a product line and a gain of $0.2 million in the Measurement and Control segment on the disposal of product lines.

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

THERMO ELECTRON CORPORATION

12.	Litigation (continued)

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

The company recorded an after-tax loss of $1.1 million in the second quarter of 2006 from the disposal of discontinued operations, substantially as a result of settling an indemnification claim that had arisen in a divested business. In the first quarter of 2006, the company recorded after-tax gains of $3.3 million from the disposal of discontinued operations. The gains represent additional proceeds from the sale of several businesses divested prior to 2004.

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

14.    Subsequent Events

Acquisition

On July 20, 2006, the company’s Life and Laboratory Sciences segment acquired GV Instruments Limited, a UK-based provider of isotope ratio mass spectrometry instruments and accessories used in earth sciences, medical and life sciences applications. The acquisition broadened the segment’s offerings of mass spectrometry products. The purchase price was 11.6 million British pounds sterling or $21.3 million, and is subject to a post-closing adjustment. GVI’s revenues in 2005 totaled $19 million.

Retirement of Treasury Stock

In July 2006, the company’s board of directors authorized the retirement of 20 million shares of treasury stock. Shares with a cost of $520.4 million were retired on July 28, 2006, through a reduction of capital in excess of par value.

THERMO ELECTRON CORPORATION

14.    Subsequent Events (continued)

Recent Accounting Pronouncement

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 will become effective in the first quarter of 2007. The company is currently evaluating the effect that FIN 48 will have on its financial statements.

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

Revenues

	Three Months Ended				Six Months Ended
(Dollars in thousands)	July 1, 2006		July 2, 2005		July 1, 2006		July 2., 2005

Life and Laboratory Sciences	$539,286	75.6%	$487,462	74.6%	$1,051,641	75.2%	$880,767	72.6%
Measurement and Control	174,182	24.4%	166,159	25.4%	346,114	24.8%	332,062	27.4%

	$713,468	100%	$653,621	100%	$1,397,755	100%	$1,212,829	100%

The company’s revenues grew by 9% during the second quarter of 2006 over the same period in 2005. Currency translation did not have a material effect on revenues in the second quarter of 2006. Aside from the effect of acquisitions, net of divestitures, revenues increased 5% (or 6% on a “same store” basis excluding acquired businesses in both periods until they have a full quarter of results in the prior comparative quarter). Revenues grew as a result of increased demand for mass spectrometry and spectroscopy instruments, anatomical pathology products and process instruments and, to a lesser extent, increased prices.

THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity (continued)

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2006 and 2005. The principal acquisitions included EGS Gauging, Inc., a provider of flat polymer web gauging products, which was acquired in June 2006; Ionalytics Corporation, a provider of an ion-filtering device used with mass spectrometers, which was acquired in August 2005; the Kendro Laboratory Products division of SPX Corporation, a provider of a wide range of laboratory equipment for sample preparation, processing and storage, which was acquired in May 2005; Rupprecht and Patashnick Co., Inc. (R&P), a provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets, which was acquired in April 2005; and Niton LLC, a provider of portable X-ray analyzers to the metals, petrochemical and environmental markets, which was acquired in March 2005.

In the second quarter of 2006, the company’s operating income and operating income margin were $72.2 million and 10.1%, respectively, compared with $53.2 million and 8.1%, respectively, in 2005. (Operating income margin is operating income divided by revenues.) The increase in operating income and operating income margin was due to the profit on incremental revenues from higher demand, $7.6 million of lower restructuring and other costs, including charges to cost of revenues and, to a lesser extent, price increases. These factors were offset in part by $6.5 million of higher amortization expense associated with acquisition-related intangible assets and $6.4 million of stock option compensation expense.

Income from continuing operations decreased to $48.9 million in the second quarter of 2006 from $56.8 million in the second quarter of 2005, primarily due to a net gain in the 2005 period on the sale of shares of two large investments.

During the first six months of 2006, the company’s cash flow from operations totaled $98.2 million, compared with $89.0 million in the first six months of 2005.

As of July 1, 2006, the company’s outstanding debt totaled $639.0 million, of which 59% is due in 2008 and thereafter. The company expects that its existing cash and short-term investments and future cash flow from operations together with available unsecured borrowings of up to $250 million under its existing 5-year revolving credit agreement and available unsecured borrowings under its 5-year euro facility are sufficient to meet the capital requirements of its existing business for the foreseeable future, including at least the next 24 months. The company expects to negotiate a new revolving credit agreement that would become effective at the time of the merger with Fisher (discussed below). The company expects to use the proceeds of the new credit facility to refinance existing debt of both companies, for working capital and for general corporate purposes.

Pending Merger

The company and Fisher Scientific International Inc. announced on May 8, 2006 that the boards of directors of both companies had unanimously approved a definitive agreement to combine the two companies in a tax-free, stock-for-stock exchange. Fisher is a leading provider of products and services to the scientific research community and clinical laboratories. Fisher provides a suite of products and services to customers worldwide from biochemicals, cell-culture media and proprietary RNAi technology to rapid-diagnostic tests, safety products and other consumable supplies. Fisher had revenues of $5.4 billion in 2005. The transaction is subject to approval by both companies' shareholders as well as regulatory approvals and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2006. The combined company will be named Thermo Fisher Scientific Inc.

Under the terms of the agreement, Fisher shareholders will receive two shares of Thermo common stock for each share of Fisher common stock they own. Based on Thermo's average closing price for the two trading days before and after the announcement date of $38.93 per share, this exchange represents a value of $77.86 per Fisher share, or an aggregate equity value of $10.3 billion. The company will also assume Fisher’s debt ($2.2 billion at June 30, 2006). Upon

THERMO ELECTRON CORPORATION

Pending Merger (continued)

completion of the transaction, Thermo's shareholders will own approximately 39 percent of the combined company, and Fisher’s shareholders will own approximately 61 percent. Based upon current members of Thermo’s board of directors and senior management representing a majority of the composition of the combined company’s board and senior management and the Fisher shareholders receiving a premium (as of the date preceding the merger announcement) over the fair market value of Fisher common stock on such date, Thermo is considered to be the acquirer for accounting purposes.

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

The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $22.5 million at July 1, 2006. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

(b)
The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value taking into consideration usage in the preceding 12 months, expected demand and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional writedowns may be required.

(c)
The company periodically evaluates goodwill for impairment using forecasts of discounted future cash flows. Goodwill totaled $1.99 billion at July 1, 2006. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill for impairment. Should the fair value of the company’s goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment of goodwill may be necessary.

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

THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

(e)
The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $905.2 million at July 1, 2006, including $283.2 million of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

(i)
At the time the company recognizes revenue, it provides for the estimated cost of product warranties and returns based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $36.3 million at July 1, 2006. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

(j)
The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance with an offset generally to goodwill as most of the tax attributes arose from acquisitions. The company’s tax valuation allowance totaled $65.5 million at July 1, 2006. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

(k)
The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $21.9 million at July 1, 2006. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company’s tax provision would result.

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

(o)
The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company’s accrued restructuring costs for abandoned facilities in continuing operations totaled $7.9 million at July 1, 2006. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

(p)
The company estimates the expected proceeds from any assets held for sale and, when necessary, records losses to reduce the carrying value of these assets to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

THERMO ELECTRON CORPORATION

Results of Operations

Second Quarter 2006 Compared With Second Quarter 2005

Continuing Operations

Sales in the second quarter of 2006 were $713.5 million, an increase of $59.8 million (9%) from the second quarter of 2005. Sales increased $24.8 million due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $0.2 million in 2006. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $34.8 million (5%, or 6% on a “same store” basis excluding acquired businesses in both periods until they have a full quarter of results in the prior comparative quarter). The increase was primarily due to higher demand for mass spectrometry and spectroscopy instruments, anatomical pathology products and process instruments and, to a lesser extent, increased prices. Sales growth was strong in each of the company’s principal geographic regions.

Operating Income Margin

	Three Months Ended
	July 1, 2006	July 2, 2005

Consolidated	10.1%	8.1%

Operating income was $72.2 million in the second quarter of 2006, compared with $53.2 million in the second quarter of 2005. Operating income margin increased to 10.1% in 2006 from 8.1% in 2005, primarily due to the profit on incremental revenues from higher demand and, to a lesser extent, price increases and $7.6 million of lower restructuring and other costs as discussed below. These increases to operating income were offset in part by $6.5 million of higher amortization expense for acquisition-related intangible assets and $6.4 million of stock option expense as discussed below.

Restructuring and other costs recorded in 2005 were primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and the consolidation of two facilities in Texas as well as charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. Restructuring actions undertaken prior to 2005 were substantially complete at the end of 2004. Restructuring costs in 2006 include charges to close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany and remaining costs of prior actions. Additional charges of approximately $5 million for the Massachusetts plant closure will be incurred in the remainder of 2006. The company has substantially finalized its plans for integrating Kendro with its existing business and expects that charges to expense will ultimately total approximately $16 million, of which approximately $11 million has been recorded as of July 1, 2006 with the balance to be recorded primarily over the remainder of 2006. Also, the company expects to incur an additional $1 million of restructuring costs through the remainder of 2006 for charges associated with the actions undertaken prior to 2006 that cannot be recorded until incurred.

In the second quarter of 2006, the company recorded restructuring and other costs, net, of $6.0 million, including $1.3 million of charges to cost of revenues for accelerated depreciation on fixed assets being abandoned due to facility consolidations and $4.8 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated (Note 11). In the second quarter of 2005, the company recorded restructuring and other costs, net, of $13.7 million, including $11.5 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and $3.5 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a gain of $1.3 million primarily from the sale of an abandoned building.

THERMO ELECTRON CORPORATION

Second Quarter 2006 Compared With Second Quarter 2005 (continued)

As of January 1, 2006, the company adopted SFAS No. 123R “Share-based Payment.” The standard requires that companies record as expense the effect of equity-based compensation over the applicable vesting period. The company adopted the standard using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period or, for 2006 grants, to the retirement date for retirement eligible employees, if earlier. Prior period amounts have not been restated. The company recorded $6.4 million of pre-tax expense in the second quarter of 2006 for stock options. As of July 1, 2006, the company had $56.6 million ($38.3 million, net of tax) of total unrecognized compensation costs related to nonvested equity awards. The cost is expected to be recognized over approximately 2 years. However, substantially all of the company’s equity awards would become fully vested upon the merger with Fisher, which would result in a charge for the unrecognized compensation at the date of the merger.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 will become effective in the first quarter of 2007. The company is currently evaluating the effect that FIN 48 will have on its financial statements.

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

THERMO ELECTRON CORPORATION

Second Quarter 2006 Compared With Second Quarter 2005 (continued)

Life and Laboratory Sciences

	Three Months Ended
(Dollars in thousands)	July 1, 2006	July 2, 2005	Change

Revenues	$539,286	$487,462	10.6%

Operating Income Margin	11.6%	10.1%	1.5
Cost of revenues charges	0.2%	2.3%	(2.1)
Restructuring and other costs (income), net	0.5%	0.0%	0.5
Stock option compensation expense	0.5%	0.0%	0.5
Amortization of acquisition-related intangible assets	4.5%	3.6%	0.9

Adjusted Operating Income Margin	17.3%	16.0%	1.3

Sales in the Life and Laboratory Sciences segment increased $51.8 million (11%) to $539.3 million in the second quarter of 2006. Sales increased $25.0 million (5%) due to the acquisition of Kendro in May 2005, net of a product line divestiture. Currency translation did not have a material effect on revenues in 2006. Excluding the changes in revenues resulting from the acquisition, net of a divestiture, revenues increased $26.8 million (6%). The increase was due to a broad-based increase in demand from life science and industrial customers combined with strong market response to new products and, to a lesser extent, price increases. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, anatomical pathology products.

Adjusted operating income margin was 17.3% in the second quarter of 2006 and 16.0% in the second quarter of 2005. The increase resulted from higher revenues and, to a lesser extent, price increases.

The reduction in charges to cost of revenues resulted from the inclusion in 2005 of an $11.5 million charge for the sale of inventories revalued at the date of the Kendro acquisition. The change in restructuring and other costs, net, was primarily due to costs in 2006 associated with a plant closure in Massachusetts. The increase in amortization of acquisition-related intangible assets was primarily due to the acquisition of Kendro.

Measurement and Control

Three Months Ended
(Dollars in thousands)	July 1, 2006	July 2, 2005	Change

Revenues	$174,182	$166,159	4.8%

Operating Income Margin	11.8%	7.3%	4.5
Cost of revenues charges	0.0%	0.1%	(0.1)
Restructuring and other costs, net	1.2%	1.3%	(0.1)
Stock option compensation expense	0.4%	0.0%	0.4
Amortization of acquisition-related intangible assets	0.8%	0.8%	0.0

Adjusted Operating Income Margin	14.2%	9.5%	4.7

THERMO ELECTRON CORPORATION

Second Quarter 2006 Compared With Second Quarter 2005 (continued)

         Sales in the Measurement and Control segment increased $8.0 million (5%) to $174.2 million in the second quarter of 2006. Sales decreased $0.2 million due to a divestiture, net of an acquisition. The favorable effects of currency translation resulted in an increase in revenues of $0.2 million in 2006. Excluding the changes in revenues resulting from a divestiture, net of an acquisition, and currency translation, revenues increased $8.0 million (5%). The increase was primarily the result of higher demand from industrial customers, particularly from commodity markets including steel, petroleum and minerals.

Adjusted operating income margin increased to 14.2% in the second quarter of 2006 from 9.5% in the second quarter of 2005, primarily due to higher sales volumes and, to a lesser extent, price increases.

Other Income (Expense), Net

The company reported other expense, net, of $3.4 million in the second quarter of 2006 and other income, net, of $25.5 million in the second quarter of 2005 (Note 4). Other income (expense), net, includes interest income, interest expense, gain on investments, net, and other items, net. Interest income was $3.4 million in 2006 and $2.6 million in 2005 and increased due to higher prevailing interest rates. Interest expense increased to $7.9 million in 2006 from $7.3 million in 2005, as a result of a full quarter in 2006 of debt used to partially fund the acquisition of Kendro and, to a lesser extent, higher rates associated with the company’s variable rate debt. In the second quarter of 2005, the company had $29.8 million of net gains on sale of investments. The gains included $28.9 million from the sale of shares of Thoratec Corporation and a loss of $1.3 million on the sale of shares of Newport Corporation in addition to other gains on the company’s investment portfolio activity. Following these sales, the company no longer owned shares of Thoratec or Newport.

Provision for Income Taxes

The company’s effective tax rate was 28.9% and 27.9% in the second quarter of 2006 and 2005, respectively. The increase resulted primarily from stock option expense that is not tax-deductible in certain jurisdictions.

Contingent Liabilities

At July 1, 2006, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in the matter described in the first paragraph of Note 12 could materially affect the company’s financial position as well as its results of operations and cash flows.

Discontinued Operations

The company recorded an after-tax loss from disposal of discontinued operations of $1.1 million in the second quarter of 2006. The loss represents the settlement of an indemnification claim that arose in a divested business.

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

First Six Months 2006 Compared With First Six Months 2005

Continuing Operations

Sales in the first six months of 2006 were $1.398 billion, an increase of $184.9 million (15%) from the first six months of 2005. Sales increased $118.6 million (10%) due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $21.3 million (2%) in 2006. Aside

THERMO ELECTRON CORPORATION

First Six Months 2006 Compared With First Six Months 2005 (continued)

from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $87.6 million (7%, or 8% on a “same store” basis excluding acquired businesses in both periods until they have a full quarter of results in a prior comparative quarter). The increase was primarily due to a broad-based increase in demand driven by new products and, to a lesser extent, increased prices.

Operating Income Margin

	Six Months Ended
	July 1, 2006	July 2, 2005

Consolidated	10.0%	9.3%

Operating income was $140.0 million in the first six months of 2006, compared with $112.9 million in the first six months of 2005. Operating income margin increased to 10.0% in 2006 from 9.3% in 2005, primarily due to the profit on incremental revenues from higher demand and, to a lesser extent, price increases and $3.8 million of lower restructuring and other costs as discussed below. These increases in operating income were offset in part by $24.7 million of higher amortization expense for acquisition-related intangible assets and $11.8 million of stock option expense.

In the first six months of 2006, the company recorded restructuring and other costs, net, of $9.6 million, including $1.3 million of charges to cost of revenues for accelerated depreciation on fixed assets being abandoned due to facility consolidations and $9.0 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a net gain of $0.7 million on the disposal of product lines and the sale of abandoned assets (Note 11). In the first six months of 2005, the company recorded restructuring and other income, net, of $13.4 million, including $11.5 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and $5.9 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a gain of $4.0 million primarily from the sale of three abandoned buildings.

As a result of the adoption of SFAS No. 123R, the company recorded $11.8 million of pre-tax expense in the first six months of 2006 for stock options.

Segment Results

Life and Laboratory Sciences

	Six Months Ended
(Dollars in thousands)	July 1, 2006	July 2, 2005	Change

Revenues	$1,051,641	$880,767	19.4%

Operating Income Margin	11.3%	11.5%	(0.2)
Cost of revenues charges	0.1%	1.3%	(1.2)
Restructuring and other costs (income), net	0.6%	(0.2)%	0.8
Stock option compensation expense	0.5%	0.0%	0.5
Amortization of acquisition-related intangible assets	4.6%	2.7%	1.9

Adjusted Operating Income Margin	17.1%	15.3%	1.8

THERMO ELECTRON CORPORATION

First Six Months 2006 Compared With First Six Months 2005 (continued)

Sales in the Life and Laboratory Sciences segment increased $170.9 million (19%) to $1,051.6 million in the first six months of 2006. Sales increased $117.6 million (13%) due to the acquisitions of Kendro in May 2005 and Niton in March 2005, net of a product line divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $16.8 million (2%) in 2006. Excluding the changes in revenues resulting from acquisitions, net of a divestiture, and currency translation, revenues increased $70.1 million (8%, or 9% on a “same store” basis excluding acquired businesses in both periods until they have a full quarter of results in a prior comparative quarter). The increase was due to a broad-based increase in demand from life science and industrial customers combined with strong market response to new products and, to a lesser extent, price increases. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, anatomical pathology products.

Adjusted operating income margin was 17.1% in the first six months of 2006 and 15.3% in the first six months of 2005. The increase resulted from higher revenues including the effect of acquisitions and, to a lesser extent, price increases.

The reduction in charges to cost of revenues resulted from the inclusion in 2005 of an $11.5 million charge for the sale of inventories revalued at the date of the Kendro acquisition. The change in restructuring and other costs, net, was due to inclusion of gains on the sale of buildings in the 2005 quarter. The increase in amortization of acquisition-related intangible assets was primarily due to the acquisition of Kendro and, to a lesser extent, other businesses.

Measurement and Control

Six Months Ended
(Dollars in thousands)	July 1, 2006	July 2, 2005	Change

Revenues	$346,114	$332,062	4.2%

Operating Income Margin	12.2%	9.2%	3.0
Cost of revenues charges	0.0%	0.1%	(0.1)
Restructuring and other costs, net	0.8%	0.9%	(0.1)
Stock option compensation expense	0.4%	0.0%	0.4
Amortization of acquisition-related intangible assets	0.8%	0.6%	0.2

Adjusted Operating Income Margin	14.2%	10.8%	3.4

Sales in the Measurement and Control segment increased $14.1 million (4%) to $346.1 million in the first six months of 2006. Sales increased $1.1 million due to an acquisition, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $4.5 million (1%) in 2006. Excluding the changes in revenues resulting from acquisitions, net of divestitures, and currency translation, revenues increased $17.5 million (5%). The increase was primarily the result of higher demand from industrial customers, particularly from commodity markets including steel, petroleum and minerals, and customers purchasing instruments for use in environmental and security applications.

Adjusted operating income margin increased to 14.2% in the first six months of 2006 from 10.8% in the second quarter of 2005, primarily due to higher sales volumes and, to a lesser extent, price increases.

The increase in amortization of acquisition-related intangible assets was due primarily to the acquisition of R&P.

THERMO ELECTRON CORPORATION

First Six Months 2006 Compared With First Six Months 2005 (continued)

Other Income (Expense), Net

The company reported other expense, net, of $7.2 million in the first six months of 2006 and other income, net, of $28.8 million in the first six months of 2005 (Note 4). Interest income was $6.9 million in 2006 and $5.9 million in 2005 and increased due to higher prevailing interest rates. Interest expense increased to $15.7 million in 2006 from $10.4 million in 2005, as a result of debt used to partially fund the acquisition of Kendro and, to a lesser extent, higher rates associated with the company’s variable rate debt. During the first six months of 2005, the company had net gains on investments of $32.1 million. The gains included $28.9 million from the sale of shares of Thoratec and a loss of $1.3 million from the sale of shares of Newport in addition to other gains from the company’s investment portfolio activity.

Provision for Income Taxes

The company’s effective tax rate was 30.3% and 27.8% in the first six months of 2006 and 2005, respectively. As a result of the sale of a product line in the first quarter of 2006, the company realized a tax gain in excess of the related book gain. This transaction caused an increase in the company’s effective rate in the first six months of 2006 of 1.5 percentage points. The tax rate also increased due to stock option expense that is not tax-deductible in certain jurisdictions.

Discontinued Operations

The company recorded after-tax gains from disposal of discontinued operations of $2.2 million in the first six months of 2006. The gains represent additional proceeds from the sale of several businesses divested prior to 2004, net of a charge for the settlement of an indemnification claim that arose from a divested business.

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

Liquidity and Capital Resources

First Six Months 2006

Consolidated working capital was $496.3 million at July 1, 2006, compared with $562.2 million at December 31, 2005. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $198.0 million at July 1, 2006, compared with $295.0 million at December 31, 2005.

Cash provided by operating activities was $98.2 million during the first six months of 2006, including $99.7 million provided by continuing operations and $1.5 million used by discontinued operations. The company used cash of $28.4 million to replenish inventory levels following strong fourth quarter shipments. Cash of $36.6 million was provided by collections on accounts receivable. A reduction in other current liabilities used $64.5 million of cash in the first six months of 2006, primarily for income tax payments and payment of annual incentive compensation. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $13.7 million in the first six months of 2006.

THERMO ELECTRON CORPORATION

First Six Months 2006 (continued)

         In connection with restructuring actions undertaken by continuing operations, the company had accrued $14.0 million for restructuring costs at July 1, 2006. The company expects to pay approximately $6.1 million of this amount for severance, retention and other costs primarily through 2006. The balance of $7.9 million will be paid for lease obligations over the remaining terms of the leases, with approximately 55% to be paid through 2006 and the remainder through 2012. In addition, at July 1, 2006, the company had accrued $7.1 million for acquisition expenses. Accrued acquisition expenses included $4.3 million of severance and relocation obligations, which the company expects to pay primarily through 2006. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

During the first six months of 2006, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions, the purchase and sale of property, plant and equipment and the sale of product lines. The company expended $26.6 million on acquisitions and $21.8 million for purchases of property, plant and equipment. The company had proceeds from the sale of product lines of $8.9 million. Investing activities of the company’s discontinued operations provided $5.3 million of cash in the first six months of 2006, primarily additional proceeds from a business divested prior to 2004.

The company’s financing activities used $163.7 million of cash during the first six months of 2006, principally for the repurchase of $228.0 million of the company’s common stock. The company had proceeds of $22.1 million from the exercise of employee stock options and $5.6 million of tax benefits from the exercise of stock options. On May 7, 2006, the company’s Board of Directors authorized the repurchase of $200 million of the company’s common stock through February 28, 2007. At July 1, 2006, $72 million is available for future repurchases of the company’s common stock under this authorization.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2006, such expenditures will approximate $46 - $51 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2005 and July 1, 2006, except for the agreement to merge with Fisher (Note 2).

The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under its existing 5-year revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months. The company expects to negotiate a new revolving credit agreement that would become effective at the time of the merger with Fisher. The company expects to use the proceeds of the new credit facility to refinance existing debt of both companies, for working capital and for general corporate purposes.

First Six Months 2005

Cash provided by operating activities was $89.0 million during the first six months of 2005, including $90.6 million provided by continuing operations and $1.6 million used by discontinued operations. The company used cash of $15.2 million to increase inventories, particularly mass spectrometry and spectroscopy instruments, for new product introductions and expansion of operations in China. A reduction in other current liabilities used $22.2 million of cash in the first six months of 2005, including approximately half for annual incentive compensation that was paid in the first quarter. The company contributed $10.9 million of funding to a U.K. pension plan in June 2005. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $9.3 million in the first six months of 2005.

During the first six months of 2005, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions and the purchase and sale of property, plant and equipment. The company expended $914.9 million, net of cash acquired, for the acquisitions of Niton, R&P and Kendro. The company expended $16.4 million for purchases of property, plant and equipment and had proceeds from the sale of property, principally abandoned real estate, of $9.5 million.

The company’s financing activities provided $473.2 million of cash during the first six months of 2005, principally issuance of $250 million senior notes due in 2015 and a net increase in short-term borrowing of $219.2 million.

THERMO ELECTRON CORPORATION

Item 3— Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2005.

Item 4— Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of July 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of July 1, 2006, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended July 1, 2006, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

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

The company may be unable to integrate successfully the businesses of Thermo and Fisher after the closing of the merger and may be unable to realize the anticipated benefits of the merger.

The merger involves the combination of two companies which currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating its business practices and operations. Potential difficulties the combined company may encounter in the integration process include the following:

•
if we are unable to successfully combine the businesses of Thermo and Fisher in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, such anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the combined businesses;

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

•	integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention to the merger

In addition, Thermo and Fisher have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of Thermo.

If the merger is not completed, the ongoing business of Thermo may be adversely affected and Thermo will be subject to several risks, including the following:

•	being required, under certain circumstances under the merger agreement, to pay a termination fee of $200 million to Fisher;

•	having to pay certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees (approximately $7.3 million of which were capitalized at July 1, 2006); and

•	the focus of management on the merger instead of on pursuing other opportunities that could have been beneficial to Thermo,

in each case, without realizing any of the benefits of having the merger completed. If the merger is not completed, Thermo cannot ensure that these risks will not materialize and will not materially affect the business, financial results and stock price of Thermo.

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

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

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

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

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

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $1.99 billion as of July 1, 2006. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

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

As of July 1, 2006, we had approximately $639.0 million in outstanding indebtedness.

We have $250 million in additional borrowing capacity available to us under our revolving credit facility and $138 million available under our euro facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

Earthquakes could disrupt our operations in California. One of the company’s principal operations, which manufactures analytical instruments, is located in San Jose, a region near major California earthquake faults. Our operating results could be materially affected in the event of a major earthquake.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the share repurchase activity for the company’s second quarter of 2006 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet be Purchased Under the Plans or Programs (1)

April 2 - April 29	—	$—	—	$100,000,000
April 30 - May 27	2,750,747	36.78	2,750,747	198,824,000
May 28 - July 1	3,500,000	36.24	3,500,000	72,000,000

Total Second Quarter	6,250,747	$36.48	6,250,747	$72,000,000

(1)
On February 28, 2006, the company announced a repurchase program authorizing the purchase of up to $100 million of the company’s common stock in the open market or in negotiated transactions. On May 7, 2006, the company increased the existing authorization for the purchase of up to an additional $200 million of the company’s common stock in the open market or in negotiated transactions, which expires February 28, 2007. All of the shares of common stock repurchased by the company during the second quarter of 2006 were purchased under this program.

Item 4 — Submission of Matters to a Vote of Security Holders

At the company's Annual Meeting of Stockholders held on May 24, 2006, the stockholders elected a class of three incumbent directors, Peter J. Manning, Jim P. Manzi and Elaine S. Ullian, to a three-year term expiring at the 2009 Annual Meeting of Stockholders. In addition, the stockholders ratified the selection by the Audit Committee of the company's Board of Directors of PricewaterhouseCoopers LLP as the company's independent auditors for the fiscal year ending December 31, 2006. A stockholder proposal regarding the vote standard for director elections, as described in the company's definitive proxy statement for the company's 2006 Annual Meeting of Stockholders, was not approved by the stockholders. The results of the votes for each of these proposals were as follows:

Proposal 1— Election of three directors, constituting the class of directors to be elected for a three-year term expiring in 2009:

Nominee	For	Withheld

Peter J. Manning	86,889,526	60,964,275
Jim P. Manzi	86,895,675	60,958,126
Elaine S. Ullian	86,935,859	60,917,942

No abstentions or broker non-votes were recorded on the proposal.

THERMO ELECTRON CORPORATION

Item 4 — Submission of Matters to a Vote of Security Holders (continued)

Proposal 2— Ratification of selection by the Audit Committee of the company's Board of Directors of PricewaterhouseCoopers LLP as the company's independent auditors for the fiscal year ending December 31, 2006:

For	Against	Abstained

146,605,807	398,598	849,395

No broker non-votes were recorded on the proposal.

Proposal 3— Stockholder proposal regarding the vote standard for director elections:

For	Against	Abstained

57,586,004	75,553,735	1,988,717

12,725,345 broker non-votes were recorded on the proposal.

Item 6 — Exhibits

See Exhibit Index on page 47.

THERMO ELECTRON CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of August 2006.

THERMO ELECTRON CORPORATION

/s/ Peter M. Wilver
Peter M. Wilver
Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Corporate Controller and Chief Accounting Officer

THERMO ELECTRON CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger by and among Thermo Electron Corporation, Trumpet Merger Corporation and Fisher Scientific International Inc., dated as of May 7, 2006 (filed as Exhibit 2.1 to the company’s Current Report on Form 8-K dated May 7, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.1
Marijn E. Dekkers Waiver Letter, dated as of May 7, 2006 (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated May 7, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.2
Thermo Electron Corporation Directors Stock Option Plan, as amended and restated as of May 18, 2006 (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated May 18, 2006 [File No. 1-8002] and incorporated in this document by reference).

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