Form 10-Q
period 2006-09-30
THERMO ELECTRON CORP
filed 2006-11-03
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

(mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts	02454-9046
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 27, 2006
Common Stock, $1.00 par value	158,020,239

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

THERMO ELECTRON CORPORATION

Consolidated Balance Sheet
(Unaudited)

Assets

	September 30,	December 31,
(In thousands)	2006	2005

Current Assets:
Cash and cash equivalents	$157,964	$214,326
Short-term available-for-sale investments, at quoted market value (amortized cost of $14,431 and $80,661)	14,679	80,661
Accounts receivable, less allowances of $23,001 and $21,841	539,839	560,172
Inventories:
Raw materials and supplies	147,415	133,774
Work in process	60,804	50,043
Finished goods	199,253	175,575
Deferred tax assets	80,121	79,586
Other current assets	78,501	59,763

	1,278,576	1,353,900

Property, Plant and Equipment, at Cost	544,180	515,385
Less: Accumulated depreciation and amortization	263,664	234,731

	280,516	280,654

Acquisition-related Intangible Assets	405,470	450,740

Other Assets	219,691	200,080

Goodwill	2,013,985	1,966,195

	$4,198,238	$4,251,569

THERMO ELECTRON CORPORATION

Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Equity

	September 30,	December 31,
(In thousands except share amounts)	2006	2005

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$68,658	$130,137
Accounts payable	154,546	153,475
Accrued payroll and employee benefits	108,834	114,707
Accrued income taxes	28,186	55,147
Deferred revenue	96,066	85,592
Customer deposits	44,160	38,229
Accrued warranty costs (Note 10)	36,213	33,453
Other accrued expenses (Notes 2 and 11)	186,160	180,922

	722,823	791,662

Deferred Income Taxes	42,582	65,015

Other Long-term Liabilities	147,905	132,950

Long-term Obligations:
Senior notes (Note 9)	382,175	380,542
Subordinated convertible obligations	77,234	77,234
Other	10,477	10,854

	469,886	468,630

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 350,000,000 shares authorized; 163,360,801 and 181,817,452 shares issued	163,361	181,817
Capital in excess of par value (Note 6)	971,873	1,421,382
Retained earnings	1,748,094	1,604,475
Treasury stock at cost, 5,600,554 and 19,335,163 shares (Note 6)	(145,821)	(437,707)
Deferred compensation	—	(3,834)
Accumulated other comprehensive items (Note 6)	77,535	27,179

	2,815,042	2,793,312

	$4,198,238	$4,251,569

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	September 30,	October 1,
(In thousands except per share amounts)	2006	2005

Revenues	$724,962	$679,411

Costs and Operating Expenses:
Cost of revenues	388,077	373,712
Selling, general and administrative expenses	217,938	194,323
Research and development expenses	38,658	38,784
Restructuring and other costs, net (Note 11)	5,178	10,482

	649,851	617,301

Operating Income	75,111	62,110
Other Expense, Net (Note 4)	(5,743)	(2,751)

Income from Continuing Operations Before Provision for Income Taxes	69,368	59,359
Provision for Income Taxes	(20,535)	(18,762)

Income from Continuing Operations	48,833	40,597
Gain on Disposal of Discontinued Operations (net of income tax provision of $11,456; Note 13)	—	17,137

Net Income	$48,833	$57,734

Earnings per Share from Continuing Operations (Note 5):
Basic	$.31	$.25

Diluted	$.30	$.25

Earnings per Share (Note 5):
Basic	$.31	$.36

Diluted	$.30	$.35

Weighted Average Shares (Note 5):
Basic	157,705	161,794

Diluted	162,161	165,635

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
(In thousands except per share amounts)	2006	2005

Revenues	$2,122,717	$1,892,240

Costs and Operating Expenses:
Cost of revenues	1,148,716	1,039,852
Selling, general and administrative expenses	627,305	550,417
Research and development expenses	118,015	114,544
Restructuring and other costs, net (Note 11)	13,552	12,427

	1,907,588	1,717,240

Operating Income	215,129	175,000
Other Income (Expense), Net (Note 4)	(12,905)	26,057

Income from Continuing Operations Before Provision for Income Taxes	202,224	201,057
Provision for Income Taxes	(60,829)	(58,117)

Income from Continuing Operations	141,395	142,940
Gain on Disposal of Discontinued Operations, Net (net of income tax provision of $1,303 and $15,728; Note 13)	2,224	23,873

Net Income	$143,619	$166,813

Earnings per Share from Continuing Operations (Note 5):
Basic	$.88	$.89

Diluted	$.86	$.87

Earnings per Share (Note 5):
Basic	$.89	$1.03

Diluted	$.88	$1.02

Weighted Average Shares (Note 5):
Basic	160,680	161,335

Diluted	164,889	165,008

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
(In thousands)	2006	2005

Operating Activities:
Net income	$143,619	$166,813
Gain on disposal of discontinued operations, net	(2,224)	(23,873)

Income from continuing operations	141,395	142,940

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	116,262	85,344
Noncash restructuring and other costs, net	126	1,723
Provision for losses on accounts receivable	1,440	1,451
Change in deferred income taxes	(28,543)	(3,197)
Gain on sale of product lines, net	(556)	(119)
Gain on investments, net	(902)	(34,761)
Noncash equity compensation	20,134	2,067
Other noncash expenses, net	29	14,780
Changes in current accounts, excluding the effects of acquisitions and dispositions:
Accounts receivable	42,700	(8,780)
Inventories	(31,027)	(15,495)
Other current assets	(14,382)	(15,075)
Accounts payable	(8,340)	(8,347)
Other current liabilities	(37,934)	(16,020)

Net cash provided by continuing operations	200,402	146,511
Net cash used in discontinued operations	(161)	(1,647)

Net cash provided by operating activities	200,241	144,864

Investing Activities:
Acquisitions, net of cash acquired	(59,208)	(939,436)
Proceeds from sale of available-for-sale investments	151,012	352,326
Purchases of available-for-sale investments	(83,979)	(148,500)
Purchases of property, plant and equipment	(31,814)	(27,125)
Proceeds from sale of property, plant and equipment	4,611	10,026
Proceeds from sale of product lines	8,875	5,661
Collection of notes receivable	2,805	—
Proceeds from sale of other investments	1,942	2,113
Increase in other assets	(1,983)	(1,977)
Other	(531)	(97)

Net cash used in continuing operations	(8,270)	(747,009)
Net cash provided by discontinued operations	5,333	65,042

Net cash used in investing activities	$(2,937)	$(681,967)

THERMO ELECTRON CORPORATION

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
(In thousands)	2006	2005

Financing Activities:
Purchases of company common stock	$(228,001)	$—
Net proceeds from issuance of long-term debt	—	246,965
Increase (decrease) in short-term notes payable	(66,916)	155,741
Net proceeds from issuance of company common stock	26,382	21,739
Borrowings under short-term bridge financing agreement	—	570,000
Repayment of bridge financing agreement	—	(570,000)
Tax benefits from exercised stock options (Note 7)	6,662	—
Other	(175)	(2,320)

Net cash provided by (used in) financing activities	(262,048)	422,125

Exchange Rate Effect on Cash of Continuing Operations	8,382	(18,449)

Decrease in Cash and Cash Equivalents	(56,362)	(133,427)
Cash and Cash Equivalents at Beginning of Period	214,326	326,886

Cash and Cash Equivalents at End of Period	$157,964	$193,459

Noncash Investing Activities:
Fair value of assets of acquired businesses	$91,581	$1,103,872
Cash paid for acquired businesses	(61,015)	(946,935)

Liabilities of acquired businesses	$30,566	$156,937

The accompanying notes are an integral part of these consolidated financial statements.

THERMO ELECTRON CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Electron Corporation (the company, Thermo or the Registrant), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2006, the results of operations for the three- and nine-month periods ended September 30, 2006, and October 1, 2005, and the cash flows for the nine-month periods ended September 30, 2006, and October 1, 2005. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

The company and Fisher Scientific International Inc. announced on May 8, 2006 that the boards of directors of both companies had unanimously approved a definitive agreement to combine the two companies in a tax-free, stock-for-stock exchange. Fisher is a leading provider of products and services to the scientific research community and clinical laboratories. Fisher provides a suite of products and services to customers worldwide from biochemicals, cell-culture media and proprietary RNAi technology to rapid-diagnostic tests, safety products and other consumable supplies. Fisher had revenues of $5.4 billion in 2005. The transaction was approved by both companies’ shareholders, in separate meetings, held on August 30, 2006. The transaction is subject to regulatory approvals and other customary closing conditions. The U.S. Federal Trade Commission has granted the companies early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and no further regulatory review is necessary in the U.S. for the parties to close the merger. The deadline for the European Commission to rule on the merger is November 9, 2006. Assuming the European Commission clears the transaction on November 9, 2006, the company expects to close the merger on that date. The combined company will be named Thermo Fisher Scientific Inc.

Under the terms of the agreement, Fisher shareholders will receive two shares of Thermo common stock for each share of Fisher common stock they own. Based on Thermo’s average closing price for the two trading days before and after the announcement date of $38.93 per share, this exchange represents a value of $77.86 per Fisher share, or an aggregate equity value of $10.3 billion. The company will also assume Fisher’s debt ($2.15 billion at September 30, 2006).

On July 20, 2006, the company’s Life and Laboratory Sciences segment acquired GV Instruments Limited (GVI), a UK-based provider of isotope ratio mass spectrometry instruments and accessories used in earth sciences, medical and life sciences applications. The acquisition broadened the segment’s offerings of mass spectrometry products. The purchase price was $21.5 million, net of cash acquired, and is subject to a post-closing adjustment. GVI’s revenues totaled $19 million in 2005. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $18.0 million was allocated to goodwill, none of which is tax deductible.

THERMO ELECTRON CORPORATION

2.	Merger and Acquisitions (continued)

On June 30, 2006, the company’s Measurement and Control segment acquired EGS Gauging, Inc. (EGS), a Massachusetts-based provider of flat polymer web gauging products for $26.4 million, net of cash acquired. The agreement calls for contingent consideration of up to $2.0 million based on 2006 revenues and operating results. The acquisition broadened the segment’s gauging systems product offerings. EGS’s revenues totaled $25 million in 2005. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $14.1 million was allocated to goodwill, none of which is tax deductible.

In addition to the acquisitions of GVI and EGS, the company acquired a small manufacturer of on-line elemental analyzer products in the third quarter of 2006 as well as a product line and a small distributor in the second quarter of 2006 for aggregate consideration of $11.3 million.

The company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to the expected synergies of combining the businesses. These synergies include elimination of duplicative facilities, functions and staffing; use of the company’s existing infrastructure such as sales force, customer channels and customer relationships to expand sales of the acquired businesses’ products; and use of the infrastructure of the acquired businesses to cost effectively expand sales of company products.

These acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and, for acquisitions completed within the past year, is subject to adjustment upon finalization of the purchase price allocation. The company does not expect material changes to the preliminary purchase price allocation.

The components of the preliminary purchase price allocation for 2006 acquisitions are as follows:

(In thousands)	GVI	EGS	Other	Total

Purchase Price:
Cash paid (a)	$21,916	$27,816	$11,283	$61,015
Cash acquired	(377)	(1,416)	(14)	(1,807)

	$21,539	$26,400	$11,269	$59,208

Allocation:
Current assets	$10,753	$7,385	$1,525	$19,663
Property, plant and equipment	337	806	61	1,204
Acquired intangible assets	7,780	14,635	6,420	28,835
Goodwill	17,996	14,113	5,552	37,661
Other assets	—	786	1,625	2,411
Liabilities assumed	(15,327)	(11,325)	(3,914)	(30,566)

	$21,539	$26,400	$11,269	$59,208

(a)	Includes transaction costs.

THERMO ELECTRON CORPORATION

2.	Merger and Acquisitions (continued)

Acquired intangible assets for 2006 acquisitions are as follows (in thousands):

(In thousands)	GVI	EGS	Other	Total

Customer Relationships	$4,215	$9,217	$3,045	$16,477
Product Technology	3,565	5,418	3,375	12,358

	$7,780	$14,635	$6,420	$28,835

The weighted-average amortization periods for intangible assets acquired in 2006 are: 9 years for customer relationships and 6 years for product technology. The weighted-average amortization period for all intangible assets acquired in 2006 is 8 years.

In May 2005, the company’s Life and Laboratory Sciences segment acquired the Kendro Laboratory Products division of SPX Corporation. Had the acquisition of Kendro been completed as of the beginning of 2005, the company’s pro forma results for the nine months ended October 1, 2005 would have been as follows:

Nine Months Ended
(In thousands except per share amounts)	October 1, 2005

Revenues	$2,020,559

Net Income	$155,197

Earnings per Share from Continuing Operations:
Basic	$.81
Diluted	$.80

Earnings Per Share:
Basic	$.96
Diluted	$.95

The company’s results for the first nine months of 2006 and 2005 would not have been materially different from its reported results had the company’s other acquisitions completed through the third quarter of 2006 occurred at the beginning of 2005 or 2006.

The company has undertaken restructuring activities at acquired businesses. These activities, which were accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” have primarily included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, the company established reserves through an increase in goodwill, primarily for severance and excess facilities. In accordance with EITF Issue No. 95-3, the company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

THERMO ELECTRON CORPORATION

2.	Merger and Acquisitions (continued)

The changes in accrued acquisition expenses for acquisitions completed during 2006 are as follows:

(In thousands)	Severance

Reserves established	$536
Payments	(274)
Currency translation	10

Balance at September 30, 2006	$272

The accrued acquisition expenses consist of severance for 28 employees across all functions at GVI. The company expects to pay the amounts accrued in 2006.

The changes in accrued acquisition expenses for acquisitions completed during 2005 are as follows:

(In thousands)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2005	$2,494	$345	$73	$2,912
Reserves established	3,213	531	629	4,373
Payments	(1,969)	(108)	—	(2,077)
Decrease recorded as a reduction in goodwill	(427)	—	(537)	(964)
Currency translation	376	36	8	420

Balance at September 30, 2006	$3,687	$804	$173	$4,664

The accrued acquisition expenses consist primarily of severance for approximately 156 employees across all functions at Kendro, relocation costs and facility obligations for a building vacated in Tennessee. The company expects to pay these amounts through 2007.

The changes in accrued acquisition expenses for acquisitions completed prior to 2005 are as follows:

(In thousands)	Severance	Abandonment of Excess Facilities	Total

Balance at December 31, 2005	$139	$3,212	$3,351
Payments	—	(1,163)	(1,163)
Divestiture	—	(199)	(199)
Decrease recorded as a reduction in goodwill	(15)	(211)	(226)
Currency translation	10	277	287

Balance at September 30, 2006	$134	$1,916	$2,050

The accrued acquisition expenses relate primarily to severance across all functions at Jouan, acquired in December 2003, and for abandoned facilities, primarily for three abandoned operating facilities in England, with leases expiring through 2014, and the closure of a Jouan manufacturing facility in Denmark, with a lease expiring in 2007. The company expects to pay amounts accrued for severance and other expenses primarily through 2006 and amounts accrued for abandonment of excess facilities through 2014. The liability for the abandoned facilities is net of estimated sublease income and includes an estimate of restoration costs required at the termination of the lease.

THERMO ELECTRON CORPORATION

3.	Business Segment Information

The company’s continuing operations fall into two business segments: Life and Laboratory Sciences and Measurement and Control.

	Life and Laboratory Sciences	Measurement and Control	Eliminations and Other	Corporate	Total
	(In thousands)
Three Months Ended September 30, 2006
Revenues	$543,470	$181,492	$—	$—	$724,962

Adjusted operating income (a)	$99,689	$25,764	$(3,699)	$(13,076)	$108,678	(b)
Cost of revenues charges	(1,458)	(526)	—	—	(1,984)
Restructuring and other items	(969)	(2,612)	—	(1,597)	(5,178)
Stock option compensation expense	(2,863)	(836)	3,699	—	—
Amortization	(24,491)	(1,918)	—	4	(26,405)

Operating income	69,908	19,872	—	(14,669)	75,111	(b)
Other expense, net					(5,743)

Income from continuing operations before provision for income taxes					$69,368

Depreciation	$9,450	$2,300	$—	$1,670	$13,420

Three Months Ended October 1, 2005
Revenues	$516,047	$163,364	$—	$—	$679,411

Adjusted operating income (a)	$88,263	$20,084	$—	$(8,430)	$99,917	(c)
Cost of revenues charges	(1,142)	(614)	—	—	(1,756)
Restructuring and other items	(6,823)	(3,445)	—	(214)	(10,482)
Amortization	(24,098)	(1,470)	—	(1)	(25,569)

Operating income	56,200	14,555	—	(8,645)	62,110	(c)
Other expense, net					(2,751)

Income from continuing operations before provision for income taxes					$59,359

Depreciation	$8,190	$2,803	$—	$1,347	$12,340

THERMO ELECTRON CORPORATION

3.	Business Segment Information (continued)

	Life and Laboratory Sciences	Measurement and Control	Eliminations and Other	Corporate	Total
	(In thousands)

Nine Months Ended September 30, 2006
Revenues	$1,595,111	$527,606	$—	$—	$2,122,717

Adjusted operating income (a)	$279,237	$74,899	$(10,106)	$(34,478)	$309,552	(b)
Cost of revenues charges	(2,724)	(526)	—	—	(3,250)
Restructuring and other items	(6,586)	(5,246)	(9)	(1,711)	(13,552)
Stock option compensation expense	(7,923)	(2,183)	10,106	—	—
Amortization	(72,783)	(4,838)	—	—	(77,621)

Operating income	189,221	62,106	(9)	(36,189)	215,129	(b)
Other expense, net					(12,905)

Income from continuing operations before provision for income taxes					$202,224

Depreciation	$27,039	$6,647	$—	$4,955	$38,641

Nine Months Ended October 1, 2005
Revenues	$1,396,814	$495,426	$—	$—	$1,892,240

Adjusted operating income (a)	$222,893	$56,106	$—	$(26,259)	$252,740	(c)
Cost of revenues charges	(12,374)	(847)	—	—	(13,221)
Restructuring and other items	(4,929)	(6,647)	573	(1,424)	(12,427)
Amortization	(48,485)	(3,604)	—	(3)	(52,092)

Operating income	157,105	45,008	573	(27,686)	175,000	(c)
Other income, net					26,057

Income from continuing operations before provision for income taxes					$201,057

Depreciation	$22,733	$7,264	$—	$3,255	$33,252

(a)	Represents operating income before restructuring and other costs, net; amortization of acquisition-related intangible assets; and, for the business segments, stock option compensation expense.
(b)
Consolidated adjusted operating income and consolidated operating income in 2006 include stock option compensation expense of $6.7 million in the third quarter ($0.8 million in cost of revenues, $5.5 million in selling, general and administrative expenses and $0.4 million in research and development expenses) and $18.5 million in the first nine months ($2.1 million in cost of revenues, $15.3 million in selling, general and administrative expenses and $1.1 million in research and development expenses. No stock option compensation expense has been capitalized in inventories due to immateriality.

(c)
Had stock option expense been recorded in 2005, consolidated adjusted operating income and consolidated operating income on a pro forma basis would have been lower by $5.2 million in the third quarter ($0.5 million in cost of revenues, $4.4 million in selling, general and administrative expenses and $0.3 million in research and development expenses) and by $15.7 million in the first nine months ($1.7 million in cost of revenues, $13.1 million in selling, general and administrative expenses and $0.9 million in research and development expenses).

THERMO ELECTRON CORPORATION

4.	Other Income (Expense), Net

The components of other income (expense), net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2006	2005	2006	2005

Interest Income	$2,825	$2,198	$9,750	$8,125
Interest Expense	(9,278)	(8,307)	(25,007)	(18,749)
Gain on Investments, Net	377	2,695	902	34,761
Other Items, Net	333	663	1,450	1,920

	$(5,743)	$(2,751)	$(12,905)	$26,057

The company sold 4,436,000 shares of Thoratec Corporation common stock, obtained as part of the sale of Thermo Cardiosystems Inc. in 2001, during the first nine months of 2005 and realized a gain of $28.9 million. At July 2, 2005, the company no longer owned shares of Thoratec.

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

THERMO ELECTRON CORPORATION

5.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands except per share amounts)	2006	2005	2006	2005

Income from Continuing Operations	$48,833	$40,597	$141,395	$142,940
Gain on Disposal of Discontinued Operations	—	17,137	2,224	23,873

Net Income for Basic Earnings per Share	48,833	57,734	143,619	166,813
Effect of Convertible Debentures	402	402	1,205	1,205

Income Available to Common Shareholders, as Adjusted for Diluted Earnings per Share	$49,235	$58,136	$144,824	$168,018

Basic Weighted Average Shares	157,705	161,794	160,680	161,335
Effect of:
Stock options	2,538	1,920	2,293	1,776
Convertible debentures	1,846	1,846	1,846	1,846
Restricted stock awards and contingently issuable shares	72	75	70	51

Diluted Weighted Average Shares	162,161	165,635	164,889	165,008

Basic Earnings per Share:
Continuing operations	$.31	$.25	$.88	$.89
Discontinued operations	—	.11	.01	.15

	$.31	$.36	$.89	$1.03

Diluted Earnings per Share:
Continuing operations	$.30	$.25	$.86	$.87
Discontinued operations	—	.10	.01	.14

	$.30	$.35	$.88	$1.02

Options to purchase 2,958,000, 360,000, 3,064,000 and 1,796,000 shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2006 and 2005 and the first nine months of 2006 and 2005, respectively, because their effect would have been antidilutive.

THERMO ELECTRON CORPORATION

6.	Comprehensive Income and Shareholders’ Equity

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represents certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and minimum pension liability adjustment. During the third quarter of 2006 and 2005, the company had comprehensive income of $65.5 million and $51.1 million, respectively. During the first nine months of 2006 and 2005, the company had comprehensive income of $194.0 million and $93.4 million, respectively. The three and nine months ended October 1, 2005 were unfavorably affected by reductions in the cumulative translation adjustment of $5.8 million and $88.5 million, respectively, due to movements in currency exchange rates, the effects of which are recorded in shareholders’ equity. The three and nine months ended September 30, 2006 were favorably affected by increases in the cumulative translation adjustment of $18.0 million and $54.1 million, respectively, due to movements in currency exchange rates.

In July 2006, the company’s board of directors authorized the retirement of 20 million shares of treasury stock. Shares with a cost of $520.4 million were retired on July 28, 2006, through a reduction of capital in excess of par value.

7.	Stock-based Compensation Plans and Stock-based Compensation Expense

The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options, stock bonus shares or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or in limited circumstances, by the company’s option committee, which consists of its chief executive officer. Generally, options granted prior to July 2000 under these plans are exercisable immediately, but shares acquired upon exercise are subject to certain transfer restrictions and the right of the company to repurchase the shares at the exercise price upon certain events, primarily termination of employment. The restrictions and repurchase rights lapse over periods ranging from 0-10 years, depending on the term of the option, which may range from 3-12 years. Options granted in or after July 2000 under these plans generally vest over three to five years, assuming continued employment with certain exceptions. Upon a change in control of the company, substantially all options, regardless of grant date, become immediately exercisable and shares acquired upon exercise cease to be subject to transfer restrictions and the company’s repurchase rights. If consummated, the merger with Fisher discussed in Note 2 will result in a change in control and the vesting of substantially all of the company’s options will accelerate except for those of the chief executive officer who has waived acceleration. Options are granted at fair market value. The company also has a directors’ stock option plan that provides for the annual grant of stock options of the company to outside directors. Options awarded under this plan prior to 2003 are immediately exercisable and expire three to seven years after the date of grant. Options awarded in 2003 and thereafter vest over three years, assuming continued service on the board, and expire seven years after the date of grant. The company generally issues new shares of its common stock to satisfy option exercises.

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

THERMO ELECTRON CORPORATION

7.	Stock-based Compensation Plans and Stock-based Compensation Expense (continued)

estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period or, for 2006 grants, to the retirement date for retirement eligible employees, if earlier. Use of the date of retirement eligibility to record the expense associated with awards granted to retirement eligible employees did not materially affect the company’s results of operations in the first nine months of 2006. Prior period amounts have not been restated for the adoption of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, the company’s results for the three and nine months ended September 30, 2006 include incremental share-based compensation pre-tax expense of $6.7 million and $18.5 million, respectively, related to stock options. The total stock-based compensation cost of $7.2 million and $20.1 million, respectively, including restricted stock awards, has been included in the statements of income within the applicable operating expense where the company reports the option holders’ compensation cost. The company has recognized a related tax benefit associated with its share-based compensation expense totaling $2.3 million and $6.6 million in the three and nine months ended September 30, 2006, respectively. The incremental expense, net of the related tax benefit, resulted in a $.03 decrease in both basic and diluted earnings per share in the third quarter of 2006 and a $.08 decrease in both basic and diluted earnings per share in the first nine months of 2006. In the first nine months of 2006, the adoption of SFAS No. 123R also resulted in the inclusion of $6.7 million of tax benefits from exercised stock options in cash flows from financing activities that would have been reflected in cash flows from operating activities prior to adoption of SFAS No. 123R.

Stock Options — The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock. The average expected life was estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Nine Months Ended
	September 30,	October 1,
	2006	2005

Expected Stock Price Volatility	28%	32%
Risk Free Interest Rate	4.7%	3.8%
Expected Life of Options (years)	4.5	4.3
Expected Annual Dividend per Share	$—	$—

The weighted average per share grant-date fair values of options granted during the first nine months of 2006 and 2005 were $11.02 and $9.04, respectively. The total intrinsic value of options exercised during the same periods was $22.8 million and $16.7 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

THERMO ELECTRON CORPORATION

7.	Stock-based Compensation Plans and Stock-based Compensation Expense (continued)

A summary of option activity as of September 30, 2006 and changes during the nine months then ended is presented below:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (a) (In thousands)

Outstanding at December 31, 2005	12,084	$22.65
Granted	3,001	34.97
Exercised	(1,377)	19.15
Canceled	(199)	29.02
Expired	(35)	63.45

Outstanding at September 30, 2006	13,474	25.63	4.5	$184,604

Vested and Exercisable at September 30, 2006	6,679	21.99	3.0	$115,831

(a)	Market price per share on September 30, 2006 was $39.33.

As of September 30, 2006, there was $46.1 million ($31.1 million, net of tax) of total unrecognized compensation cost related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 1.9 years. However, substantially all of the company’s equity awards would become fully vested upon the merger with Fisher except for those of the company’s chief executive officer who has waived acceleration. The acceleration would result in a charge for the unrecognized compensation at the date of the merger.

Restricted Share Awards — The company awards to a number of key employees restricted company common stock or restricted units that convert into an equivalent number of shares of common stock assuming continued employment, with some exceptions. The awards generally vest in equal annual installments over two to three years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights but are entitled to receive dividend equivalents. The fair value of restricted share/unit awards is determined based on the number of shares/units granted and the market value of the company’s shares on the grant date. During the nine months ended September 30, 2006, the company granted 37,500 share awards at a weighted average fair value of $35.71 per share on the grant date.

A summary of the status of the company’s restricted shares/units as of September 30, 2006 and changes during the nine-months then ended are presented below:

Nonvested Restricted Share/Unit Awards	Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	199,334	$27.03
Granted	37,500	35.71
Vested	(56,167)	26.72

Nonvested at September 30, 2006	180,667	28.93

THERMO ELECTRON CORPORATION

7.	Stock-based Compensation Plans and Stock-based Compensation Expense (continued)

As of September 30, 2006, there was $3.5 million ($2.4 million, net of tax) of total unrecognized compensation cost related to nonvested restricted share awards. That cost is expected to be recognized over a weighted average period of 1.7 years. However, the restricted share awards would become fully vested upon the merger with Fisher, which would result in a charge for the unrecognized compensation at the date of the merger. The total fair value of shares vested during the first nine months of 2006 and 2005 was $1.5 million and $1.1 million, respectively.

Prior to January 1, 2006, the company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. Had compensation cost for awards granted after 1994 under the company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, and had the fair value of awards been amortized on a straight-line basis over the vesting period, the effect on certain financial information of the company for the third quarter and first nine months of 2005 would have been as follows:

	Three Months Ended	Nine Months Ended
(In thousands except per share amounts)	October 1, 2005	October 1, 2005

Income from Continuing Operations:
As reported	$40,597	$142,940
Add: Stock-based employee compensation expense included in reported results, net of tax	473	1,344
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(3,864)	(11,543)

Pro forma	$37,206	$132,741

Basic Earnings per Share from Continuing Operations:
As reported	$.25	$.89
Pro forma	$.23	$.82

Diluted Earnings per Share from Continuing Operations:
As reported	$.25	$.87
Pro forma	$.23	$.81

Net Income:
As reported	$57,734	$166,813
Add: Stock-based employee compensation expense included in reported net income, net of tax	473	1,344
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(3,864)	(11,543)

Pro forma	$54,343	$156,614

Basic Earnings per Share:
As reported	$.36	$1.03
Pro forma	$.34	$.97

Diluted Earnings per Share:
As reported	$.35	$1.02
Pro forma	$.33	$.96

THERMO ELECTRON CORPORATION

8.	Defined Benefit Pension Plans

Several of the company’s non-U.S. subsidiaries, principally in Germany and England, and one U.S. subsidiary have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the company’s plans are unfunded, as permitted under the plans and applicable laws. Net periodic benefit costs for the plans in the aggregate included the following components:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2006	2005	2006	2005

Service Cost	$1,488	$1,866	$4,397	$5,326
Interest Cost on Benefit Obligation	3,734	4,226	10,941	10,796
Expected Return on Plan Assets	(3,145)	(2,956)	(9,213)	(8,510)
Recognized Net Actuarial Loss	948	815	2,771	2,096
Amortization of Prior Service Costs	2,504	2,402	2,593	2,402

	$5,529	$6,353	$11,489	$12,110

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

During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8% and will pay a variable rate of 90-day LIBOR plus 2.19% (7.55% as of September 30, 2006). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt totaling $3.5 million at September 30, 2006. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

10.	Warranty Obligations

The changes in the carrying amount of warranty obligations are as follows:

	Nine Months Ended
	September 30,	October 1,
(In thousands)	2006	2005

Beginning Balance	$33,453	$27,369
Provision charged to income	28,800	19,638
Usage	(27,247)	(16,870)
Acquisitions	346	6,002
Adjustments to previously provided warranties, net	(574)	(1,249)
Other, net (a)	1,435	(2,282)

Ending Balance	$36,213	$32,608

(a)	Primarily represents the effects of currency translation.

THERMO ELECTRON CORPORATION

11.	Restructuring and Other Costs, Net

In response to a downturn in markets served by the company and in connection with the company’s overall reorganization, restructuring actions were initiated in 2003 and, to a lesser extent, 2004 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Restructuring and other costs recorded in 2005 were primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and the consolidation of two facilities in Texas as well as charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. Restructuring actions undertaken prior to 2005 were substantially complete at the end of 2004. Restructuring costs in 2006 include charges to close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany, the move of manufacturing operations in New Mexico to other plants in the U.S. and Europe and remaining costs of prior actions. The company has substantially finalized its plans for integrating Kendro with its existing business and expects that charges to expense will ultimately total approximately $16 million, of which approximately $13 million has been recorded as of September 30, 2006, with the balance to be recorded primarily over the reminder of 2006. Also, the company expects to incur an additional $3 million of restructuring costs through 2007 for charges associated with actions undertaken to date that cannot be recorded until incurred.

During the third quarter of 2006, the company recorded net restructuring and other costs by segment as follows:

	Life and
	Laboratory	Measurement
(In thousands)	Sciences	and Control	Other	Corporate	Total

Cost of Revenues	$1,458	$526	$—	$—	$1,984
Restructuring and Other Costs, Net	969	2,612	—	1,597	5,178

	$2,427	$3,138	$—	$1,597	$7,162

During the first nine months of 2006, the company recorded net restructuring and other costs by segment as follows:

	Life and
	Laboratory	Measurement
(In thousands)	Sciences	and Control	Other	Corporate	Total

Cost of Revenues	$2,724	$526	$—	$—	$3,250
Restructuring and Other Costs, Net	6,586	5,246	9	1,711	13,552

	$9,310	$5,772	$9	$1,711	$16,802

THERMO ELECTRON CORPORATION

11.	Restructuring and Other Costs, Net (continued)

The components of net restructuring and other costs by segment are as follows:

Life and Laboratory Sciences

The Life and Laboratory Sciences segment recorded $2.4 million of net restructuring and other charges in the third quarter of 2006. The segment recorded charges to cost of revenues of $1.4 million, primarily for accelerated depreciation on fixed assets being abandoned due to facility consolidations, and $1.0 million of other costs. These other costs consisted of $1.3 million of cash costs for cost reduction measures, including $0.8 million of severance for 26 employees, primarily in administrative functions; and $0.5 million of other cash costs, primarily relocation and retention expenses. These costs were offset by a gain of $0.3 million on the sale of abandoned property.

In the second quarter of 2006, this segment recorded $3.8 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.3 million for accelerated depreciation on fixed assets being abandoned due to facility consolidations and $2.5 million of other costs. These other costs consisted of $3.2 million of cash costs, principally associated with the Massachusetts plant closure, including $3.0 million of severance for 112 employees, primarily in manufacturing functions; and $0.2 million of other cash costs, primarily relocation and retention expenses. These costs were offset by a gain of $0.7 million on the sale of abandoned property.

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

Measurement and Control

The Measurement and Control segment recorded $3.1 million of net restructuring and other charges in the third quarter of 2006. The segment recorded charges to cost of revenues of $0.5 million for the sale of inventories revalued at the date of acquisition and $2.6 million of other costs. These other costs consisted of $3.0 million of cash costs, primarily related to the transfer of manufacturing operations from New Mexico to other facilities in the U.S. and Europe, including $2.2 million of severance for 51 employees, primarily in manufacturing functions; $0.5 million of abandoned-facility costs; and $0.3 million of other cash costs, primarily relocation expenses. In addition, the segment recorded a net gain of $0.4 million related to previously disposed product lines.

In the second quarter of 2006, this segment recorded $2.1 million of net restructuring and other charges. The segment recorded $1.4 million of cash costs for cost reduction measures, including $1.0 million of severance for 7 employees, primarily in sales and service functions, and revisions of prior estimates; $0.3 million of net abandoned-facility costs, primarily for costs that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses. In addition, the segment recorded a loss of $0.6 million on the disposal of a product line and a charge of $0.1 million for abandoned equipment.

In the first quarter of 2006, the segment recorded $0.5 million of net restructuring and other charges. The segment recorded $1.3 million of cash costs for cost reduction measures, including $1.1 million of severance for 7 employees, primarily in sales and service functions, and revisions of prior estimates; $0.1 million of net abandoned-facility costs, primarily for costs that could not be recorded until incurred; and $0.1 million of other cash costs, primarily relocation expenses. In addition, the segment recorded a gain of $0.8 million on the disposal of a product line.

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

(In thousands)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2005 Restructuring Plans
Balance at December 31, 2005	$1,249	$—	$8,114	$589	$9,952
Costs incurred in 2006 (b)	17	—	924	61	1,002
Reserves reversed	(19)	—	(514)	—	(533)
Payments	(966)	—	(2,267)	(83)	(3,316)
Currency translation	61	—	318	1	380

Balance at September 30, 2006	$342	$—	$6,575	$568	$7,485

2005 Restructuring Plans
Balance at December 31, 2005	$6,132	$313	$1,131	$357	$7,933
Costs incurred in 2006 (b)	5,964	358	838	715	7,875
Reserves reversed	(387)	—	(178)	(1)	(566)
Payments	(10,713)	(596)	(1,180)	(1,041)	(13,530)
Currency translation	617	6	58	17	698

Balance at September 30, 2006	$1,613	$81	$669	$47	$2,410

2006 Restructuring Plans
Costs incurred in 2006 (b)	$4,691	$69	$332	$1,990	$7,082
Payments	(2,180)	—	(32)	(1,991)	(4,203)
Currency translation	9	—	—	1	10

Balance at September 30, 2006	$2,520	$69	$300	$—	$2,889

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)
 Excludes a net gain of $0.9 million in the Life and Laboratory Sciences segment on the sale of abandoned assets and the disposal of a product line and a gain of
 $0.5 million in the Measurement and Control segment on the disposal of product lines.

         The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2008; and abandoned-facility payments, over lease terms expiring through 2011.

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

In the third quarter of 2005, the company recorded after-tax gains of $17.1 million from the disposal of discontinued operations. These gains included an after-tax gain of $16.3 million which resulted from the sale of the Life and Laboratory Sciences segment’s point of care and rapid diagnostics business for $53.1 million in cash, after determining it was not a strategic fit in the long-term. Revenues and pre-tax income of the divested business totaled $26.6 million and $1.0 million, respectively, in 2005 through the date of sale. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. Additionally, in the third quarter of 2005, the company sold a building of a previously divested business for net proceeds of $7.3 million in cash, which approximated its carrying value.

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

14.     Recent Accounting Pronouncements

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

THERMO ELECTRON CORPORATION

14.     Recent Accounting Pronouncements (continued)

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN No. 48 will become effective in the first quarter of 2007. The company is currently evaluating the effect that FIN No. 48 will have on its financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS No. 158 is effective for the company as of December 31, 2006. The company is currently evaluating the potential impact of adopting SFAS No. 158.

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

Overview of Results of Operations and Liquidity

The company develops and manufactures a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. The company’s continuing operations fall into two business segments: Life and Laboratory Sciences and Measurement and Control. The company’s segments will change following the merger with Fisher.

Revenues
	Three Months Ended				Nine Months Ended
(Dollars in thousands)	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005

Life and Laboratory Sciences	$543,470	75.0%	$516,047	76.0%	$1,595,111	75.1%	$1,396,814	73.8%
Measurement and Control	181,492	25.0%	163,364	24.0%	527,606	24.9%	495,426	26.2%

	$724,962	100%	$679,411	100%	$2,122,717	100%	$1,892,240	100%

The company’s revenues grew by 7% during the third quarter of 2006 over the same period in 2005. Aside from the effect of currency translation and divestitures, net of acquisitions, revenues increased 6%. Revenues grew primarily as a result of increased demand for mass spectrometry and spectroscopy instruments, anatomical pathology products and process instruments and, to a lesser extent, increased prices.

THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity (continued)

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2006 and 2005. The principal acquisitions included GV Instruments Limited, a manufacturer of isotope ratio mass spectrometers, which was acquired in July 2006; EGS Gauging, Inc., a provider of flat polymer web gauging products, which was acquired in June 2006; Ionalytics Corporation, a provider of an ion-filtering device used with mass spectrometers, which was acquired in August 2005; the Kendro Laboratory Products division of SPX Corporation, a provider of a wide range of laboratory equipment for sample preparation, processing and storage, which was acquired in May 2005; Rupprecht and Patashnick Co., Inc. (R&P), a provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets, which was acquired in April 2005; and Niton LLC, a provider of portable X-ray analyzers to the metals, petrochemical and environmental markets, which was acquired in March 2005.

In the third quarter of 2006, the company’s operating income and operating income margin were $75.1 million and 10.4%, respectively, compared with $62.1 million and 9.1%, respectively, in 2005. (Operating income margin is operating income divided by revenues.) The increase in operating income and operating income margin was due to the profit on incremental revenues from higher demand, $5.1 million of lower restructuring and other costs, including charges to cost of revenues and, to a lesser extent, price increases. These factors were offset in part by $6.7 million of stock option compensation expense as discussed below.

Income from continuing operations increased to $48.8 million in the third quarter of 2006 from $40.6 million in the third quarter of 2005, primarily due to the increase in operating income discussed above.

During the first nine months of 2006, the company’s cash flow from operations totaled $200.2 million, compared with $144.9 million in the first nine months of 2005. The increase was due primarily to higher operating income, and to a lesser extent, improved working capital performance.

As of September 30, 2006, the company’s outstanding debt totaled $538.5 million, of which 71% is due in 2008 and thereafter. The company expects that its existing cash and short-term investments and future cash flow from operations together with available unsecured borrowings under its existing 5-year revolving credit agreement and its 5-year euro facility are sufficient to meet the capital requirements of its existing business for the foreseeable future, including at least the next 24 months. On August 29, 2006, the company negotiated a new $1 billion revolving credit agreement that would become effective at the time of the merger with Fisher (discussed below) and would replace the company’s existing credit facilities. The company expects to utilize approximately 25% of the new credit facility immediately following the merger, primarily to refinance existing debt. The company will be permitted to use the new credit facility for working capital and for general corporate purposes.

Pending Merger

The company and Fisher Scientific International Inc. announced on May 8, 2006 that the boards of directors of both companies had unanimously approved a definitive agreement to combine the two companies in a tax-free, stock-for-stock exchange. Fisher is a leading provider of products and services to the scientific research community and clinical laboratories. Fisher provides a suite of products and services to customers worldwide from biochemicals, cell-culture media and proprietary RNAi technology to rapid-diagnostic tests, safety products and other consumable supplies. Fisher had revenues of $5.4 billion in 2005. The transaction was approved by both companies’ shareholders, in separate meetings, held on August 30, 2006. The transaction is subject to regulatory approvals and other customary closing conditions. The U.S. Federal Trade Commission has granted the companies early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and no further regulatory review is necessary in the U.S. for the parties to close the merger. The initial deadline for the European Commission to rule on the merger is November 9, 2006. Assuming the European Commission clears the transaction on November 9, 2006, the company expects to close the merger on that date. The combined company will be named Thermo Fisher Scientific Inc.

THERMO ELECTRON CORPORATION

Overview of Results of Operations and Liquidity (continued)

Under the terms of the agreement, Fisher shareholders will receive two shares of Thermo common stock for each share of Fisher common stock they own. Based on Thermo’s average closing price for the two trading days before and after the announcement date of $38.93 per share, this exchange represents a value of $77.86 per Fisher share, or an aggregate equity value of $10.3 billion. The company will also assume Fisher’s debt ($2.15 billion at September 30, 2006). Upon completion of the transaction, Thermo’s shareholders will own approximately 39 percent of the combined company, and Fisher’s shareholders will own approximately 61 percent. Based upon current members of Thermo’s board of directors and senior management representing a majority of the composition of the combined company’s board and senior management and the Fisher shareholders receiving a premium (as of the date preceding the merger announcement) over the fair market value of Fisher common stock on such date, Thermo is considered to be the acquirer for accounting purposes.

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

The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $23.0 million at September 30, 2006. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

(b)
The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value taking into consideration usage in the preceding 12 months, expected demand and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional writedowns may be required.

(c)
The company periodically evaluates goodwill for impairment using forecasts of discounted future cash flows. Goodwill totaled $2.0 billion at September 30, 2006. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill for impairment. Should the fair value of the company’s goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment of goodwill may be necessary.

THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

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

(e)
The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $905.7 million at September 30, 2006, including $280.5 million of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

(i)
At the time the company recognizes revenue, it provides for the estimated cost of product warranties and returns based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $36.2 million at September 30, 2006. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

THERMO ELECTRON CORPORATION

Critical Accounting Policies (continued)

(j)
The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance with an offset generally to goodwill as most of the tax attributes arose from acquisitions. The company’s tax valuation allowance totaled $68.8 million at September 30, 2006. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

(k)
The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $28.2 million at September 30, 2006. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company’s tax provision would result.

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

(o)
The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company’s accrued restructuring costs for abandoned facilities in continuing operations totaled $7.5 million at September 30, 2006. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

(p)
The company estimates the expected proceeds from any assets held for sale and, when necessary, records losses to reduce the carrying value of these assets to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

THERMO ELECTRON CORPORATION

Results of Operations

Third Quarter 2006 Compared With Third Quarter 2005

Continuing Operations

Sales in the third quarter of 2006 were $725.0 million, an increase of $45.6 million (7%) from the third quarter of 2005. Sales decreased $2.3 million due to divestitures, net of acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $10.2 million in 2006. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $37.7 million (6%). The increase was primarily due to higher demand for mass spectrometry and spectroscopy instruments, anatomical pathology products and process instruments and, to a lesser extent, increased prices. Sales growth was particularly strong in Europe and Asia.

Operating Income Margin
	Three Months Ended
	September 30,	October 1,
	2006	2005

Consolidated	10.4%	9.1%

Operating income was $75.1 million in the third quarter of 2006, compared with $62.1 million in the third quarter of 2005. Operating income margin increased to 10.4% in 2006 from 9.1% in 2005, primarily due to the profit on incremental revenues from higher demand and, to a lesser extent, price increases and $5.1 million of lower restructuring and other costs as discussed below. These increases in operating income were offset in part by $6.7 million of stock option expense as discussed below.

Restructuring and other costs recorded in 2005 were primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and the consolidation of two facilities in Texas as well as charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. Restructuring actions undertaken prior to 2005 were substantially complete at the end of 2004. Restructuring costs in 2006 include charges to close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany, the move of manufacturing operations in New Mexico to other plants in the U.S. and Europe and remaining costs of prior actions. The company has substantially finalized its plans for integrating Kendro with its existing business and expects that charges to expense will ultimately total approximately $16 million, of which approximately $13 million has been recorded as of September 30, 2006, with the balance to be recorded primarily over the remainder of 2006. Also, the company expects to incur an additional $3 million of restructuring costs through 2007 for charges associated with the actions undertaken to date that cannot be recorded until incurred.

In the third quarter of 2006, the company recorded restructuring and other costs, net, of $7.2 million, including $2.0 million of charges to cost of revenues consisting of $1.3 million for accelerated depreciation on fixed assets being abandoned due to facility consolidations and $0.7 million for the sale of inventories revalued at the date of acquisition. The company incurred $5.8 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a net gain of $0.3 million on the sale of abandoned property and a net gain of $0.3 million related to previously disposed product lines (Note 11). In the third quarter of 2005, the company recorded restructuring and other costs, net, of $12.2 million, including $1.8 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and $8.8 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a $1.6 million charge for the writedown to estimated disposal value of a building in France held for sale.

THERMO ELECTRON CORPORATION

Third Quarter 2006 Compared With Third Quarter 2005 (continued)

As of January 1, 2006, the company adopted SFAS No. 123R “Share-based Payment.” The standard requires that companies record as expense the effect of equity-based compensation over the applicable vesting period. The company adopted the standard using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period or, for 2006 grants, to the retirement date for retirement eligible employees, if earlier. Prior period amounts have not been restated. The company recorded $6.7 million of pre-tax expense in the third quarter of 2006 for stock options. As of September 30, 2006, the company had $49.6 million ($33.5 million, net of tax) of total unrecognized compensation costs related to nonvested equity awards. The cost is expected to be recognized over approximately 2 years. However, substantially all of the company’s equity awards would become fully vested upon the merger with Fisher, which would result in a charge for the unrecognized compensation at the date of the merger.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN No. 48 will become effective in the first quarter of 2007. The company is currently evaluating the effect that FIN No. 48 will have on its financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS No. 158 is effective for the company as of December 31, 2006. The company is currently evaluating the potential impact of adopting SFAS No. 158.

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

THERMO ELECTRON CORPORATION

Third Quarter 2006 Compared With Third Quarter 2005

Life and Laboratory Sciences
	Three Months Ended
	September 30,	October 1,
(Dollars in thousands)	2006	2005	Change

Revenues	$543,470	$516,047	5.3%

Operating Income Margin	12.9%	10.9%	2.0
Cost of revenues charges	0.2%	0.2%	—
Restructuring and other costs, net	0.2%	1.3%	(1.1)
Stock option compensation expense	0.5%	0.0%	0.5
Amortization of acquisition-related intangible assets	4.5%	4.7%	(0.2)

Adjusted Operating Income Margin	18.3%	17.1%	1.2

Sales in the Life and Laboratory Sciences segment increased $27.4 million (5%) to $543.5 million in the third quarter of 2006. The favorable effects of currency translation resulted in an increase in revenues of $7.8 million (2%). Sales decreased $6.9 million (1%) due to product line divestitures, net of acquisitions. Excluding the changes in revenues resulting from currency translation and the divestitures, net of acquisitions, revenues increased $26.5 million (5%). The increase was due to a broad-based increase in demand from life science and industrial customers combined with strong market response to new products and, to a lesser extent, price increases. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, anatomical pathology products.

Adjusted operating income margin was 18.3% in the third quarter of 2006 and 17.1% in the third quarter of 2005. The increase resulted from higher revenues and, to a lesser extent, price increases.

The change in restructuring and other costs, net, was primarily due to costs in 2005 associated with the integration of Kendro with existing businesses.

Measurement and Control
	Three Months Ended
	September 30,	October 1,
(Dollars in thousands)	2006	2005	Change

Revenues	$181,492	$163,364	11.1%

Operating Income Margin	10.9%	8.9%	2.0
Cost of revenues charges	0.3%	0.4%	(0.1)
Restructuring and other costs, net	1.4%	2.1%	(0.7)
Stock option compensation expense	0.5%	0.0%	0.5
Amortization of acquisition-related intangible assets	1.1%	0.9%	0.2

Adjusted Operating Income Margin	14.2%	12.3%	1.9

Sales in the Measurement and Control segment increased $18.1 million (11%) to $181.5 million in the third quarter of 2006. Sales increased $4.5 million (3%) due to the acquisition of EGS, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $2.4 million (1%) in 2006. Excluding the changes in revenues resulting from an acquisition, net of divestitures, and currency translation, revenues increased $11.2 million (7%). The increase was primarily the result of higher demand from industrial customers, particularly from commodity markets including steel, petroleum and minerals.

THERMO ELECTRON CORPORATION

Third Quarter 2006 Compared With Third Quarter 2005 (continued)

Adjusted operating income margin increased to 14.2% in the third quarter of 2006 from 12.3% in the third quarter of 2005, primarily due to profit on incremental revenues from higher demand and, to a lesser extent, price increases.

Other Income (Expense), Net

The company reported other expense, net, of $5.7 million and $2.8 million in the third quarter of 2006 and 2005, respectively (Note 4). Other income (expense), net, includes interest income, interest expense, gain on investments, net, and other items, net. Interest income was $2.8 million in 2006 and $2.2 million in 2005 and increased due to higher prevailing interest rates. Interest expense increased to $9.3 million in 2006 from $8.3 million in 2005, as a result of higher rates associated with the company’s variable rate debt. The company’s gains on the sale of investments decreased $2.3 million in 2006.

Provision for Income Taxes

The company’s effective tax rate was 29.6% and 31.6% in the third quarter of 2006 and 2005, respectively. The tax provision in the 2005 period was unfavorably affected by 3.1 percentage points due to the estimated effect of a new tax law in the United Kingdom. The effective tax rate in the 2006 period was unfavorably affected by 1.4 percentage points due to the resolution of a prior year dispute in a non-U.S. tax jurisdiction.

Contingent Liabilities

At September 30, 2006, the company was contingently liable with respect to certain lawsuits. An unfavorable outcome in the matter described in the first paragraph of Note 12 could materially affect the company’s financial position as well as its results of operations and cash flows.

Discontinued Operations

In the third quarter of 2005, the company recorded after-tax gains of $17.1 million from the disposal of discontinued operations, primarily its point of care and rapid diagnostic business, which it sold for $52.5 million in cash. Revenues and pre-tax income of the divested business totaled $26.6 million and $1.0 million, respectively, in 2005 through the date of sale. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations.

First Nine Months 2006 Compared With First Nine Months 2005

Continuing Operations

Sales in the first nine months of 2006 were $2.123 billion, an increase of $230.5 million (12%) from the first nine months of 2005. Sales increased $116.3 million (6%) due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $11.1 million (1%) in 2006. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $125.3 million (7%). The increase was primarily due to a broad-based increase in demand driven by new products and, to a lesser extent, increased prices.

Operating Income Margin
	Nine Months Ended
	September 30,	October 1,
	2006	2005

Consolidated	10.1%	9.2%

THERMO ELECTRON CORPORATION

First Nine Months 2006 Compared With First Nine Months 2005 (continued)

Operating income was $215.1 million in the first nine months of 2006, compared with $175.0 million in the first nine months of 2005. Operating income margin increased to 10.1% in 2006 from 9.2% in 2005, primarily due to the profit on incremental revenues from higher demand and, to a lesser extent, price increases and $8.8 million of lower restructuring and other costs as discussed below. These increases in operating income were offset in part by $25.5 million of higher amortization expense for acquisition-related intangible assets and $18.5 million of stock option expense following adoption of SFAS No. 123R.

In the first nine months of 2006, the company recorded restructuring and other costs, net, of $16.8 million, including $3.3 million of charges to cost of revenues consisting of $2.6 million for accelerated depreciation on fixed assets being abandoned due to facility consolidations and $0.7 million for the sale of inventories revalued at the date of acquisition. The company incurred $14.9 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a net gain of $1.4 million on the disposal of product lines and the sale of abandoned property (Note 11). In the first nine months of 2005, the company recorded restructuring and other costs, net, of $25.6 million, including $13.2 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition and $14.7 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a gain of $2.3 million primarily from the sale of four abandoned buildings.

Segment Results

Life and Laboratory Sciences
	Nine Months Ended
	September 30,	October 1,
(Dollars in thousands)	2006	2005	Change

Revenues	$1,595,111	$1,396,814	14.2%

Operating Income Margin	11.9%	11.2%	0.7
Cost of revenues charges	0.2%	0.9%	(0.7)
Restructuring and other costs, net	0.4%	0.4%	—
Stock option compensation expense	0.5%	0.0%	0.5
Amortization of acquisition-related intangible assets	4.5%	3.5%	1.0

Adjusted Operating Income Margin	17.5%	16.0%	1.5

Sales in the Life and Laboratory Sciences segment increased $198.3 million (14%) to $1,595.1 million in the first nine months of 2006. Sales increased $110.7 million (8%) due to the acquisitions of Kendro in May 2005 and Niton in March 2005, net of a divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $9.0 million (1%) in 2006. Excluding the changes in revenues resulting from acquisitions, net of a divestiture, and currency translation, revenues increased $96.6 million (7%). The increase was due to a broad-based increase in demand from life science and industrial customers combined with strong market response to new products and, to a lesser extent, price increases. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, anatomical pathology products.

Adjusted operating income margin was 17.5% in the first nine months of 2006 and 16.0% in the first nine months of 2005. The increase resulted from profit on incremental revenues from higher demand and acquisitions and, to a lesser extent, price increases.

THERMO ELECTRON CORPORATION

First Nine Months 2006 Compared With First Nine Months 2005 (continued)

The reduction in charges to cost of revenues resulted from the inclusion in 2005 of a $12.4 million charge for the sale of inventories revalued at the date of the Kendro acquisition. The increase in amortization of acquisition-related intangible assets was primarily due to the acquisition of Kendro and, to a lesser extent, other businesses.

Measurement and Control
	Nine Months Ended
	September 30,	October 1,
(Dollars in thousands)	2006	2005	Change

Revenues	$527,606	$495,426	6.5%

Operating Income Margin	11.8%	9.1%	2.7
Cost of revenues charges	0.1%	0.2%	(0.1)
Restructuring and other costs, net	1.0%	1.3%	(0.3)
Stock option compensation expense	0.4%	0.0%	0.4
Amortization of acquisition-related intangible assets	0.9%	0.7%	0.2

Adjusted Operating Income Margin	14.2%	11.3%	2.9

Sales in the Measurement and Control segment increased $32.2 million (6%) to $527.6 million in the first nine months of 2006. Sales increased $5.6 million due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $2.1 million in 2006. Excluding the changes in revenues resulting from acquisitions, net of divestitures, and currency translation, revenues increased $28.7 million (6%). The increase was primarily the result of higher demand from industrial customers, particularly from commodity markets including steel, petroleum and minerals, and customers purchasing instruments for use in environmental and security applications.

Adjusted operating income margin increased to 14.2% in the first nine months of 2006 from 11.3% in the first nine months of 2005, primarily due to profit on incremental revenues from higher demand and, to a lesser extent, price increases.

The increase in amortization of acquisition-related intangible assets was due primarily to the acquisitions of EGS and R&P.

Other Income (Expense), Net

The company reported other expense, net, of $12.9 million in the first nine months of 2006 and other income, net, of $26.1 million in the first nine months of 2005 (Note 4). Interest income was $9.8 million in 2006 and $8.1 million in 2005 and increased due to higher prevailing interest rates. Interest expense increased to $25.0 million in 2006 from $18.7 million in 2005, as a result of debt used to partially fund the acquisition of Kendro and, to a lesser extent, higher rates associated with the company’s variable rate debt. During the first nine months of 2005, the company had net gains on investments of $34.8 million. The gains included $28.9 million from the sale of shares of Thoratec and a loss of $1.3 million from the sale of shares of Newport in addition to other gains from the company’s investment portfolio activity.

THERMO ELECTRON CORPORATION

First Nine Months 2006 Compared With First Nine Months 2005 (continued)

Provision for Income Taxes

The company’s effective tax rate was 30.1% and 28.9% in the first nine months of 2006 and 2005, respectively. As a result of the sale of a product line in the first quarter of 2006, the company realized a tax gain in excess of the related book gain. Also, the company reached a resolution of a prior year non-U.S. tax dispute in the third quarter of 2006. These items caused an increase in the company’s effective rate in the first nine months of 2006 of 1.5 percentage points.

Discontinued Operations

The company recorded after-tax gains from disposal of discontinued operations of $2.2 million in the first nine months of 2006. The gains represent additional proceeds from the sale of several businesses divested prior to 2004, net of a charge for the settlement of an indemnification claim that arose from a divested business.

In the first nine months of 2005, the company recorded after-tax gains of $23.9 million from the disposal of discontinued operations. The gains arose from the sale of the company’s point of care and rapid diagnostic business, the settlement of litigation, an increase in the net realizable value of an abandoned facility for which a sale agreement was reached and additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments.

Liquidity and Capital Resources

First Nine Months 2006

Consolidated working capital was $555.8 million at September 30, 2006, compared with $562.2 million at December 31, 2005. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $172.6 million at September 30, 2006, compared with $295.0 million at December 31, 2005.

Cash provided by operating activities was $200.2 million during the first nine months of 2006, including $200.4 million provided by continuing operations and $0.2 million used by discontinued operations. The company used cash of $31.0 million to replenish inventories from seasonally low fourth quarter levels. Cash of $42.7 million was provided by collections on accounts receivable. A reduction in other current liabilities used $37.9 million of cash primarily for income tax payments and payment of annual incentive compensation. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $21.0 million in the first nine months of 2006.

In connection with restructuring actions undertaken by continuing operations, the company had accrued $12.8 million for restructuring costs at September 30, 2006. The company expects to pay approximately $5.3 million of this amount for severance, retention and other costs primarily through 2007. The balance of $7.5 million will be paid for lease obligations over the remaining terms of the leases, with approximately 52% to be paid through 2006 and the remainder through 2011. In addition, at September 30, 2006, the company had accrued $7.0 million for acquisition expenses. Accrued acquisition expenses included $4.3 million of severance and relocation obligations, which the company expects to pay primarily through 2006. The balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

During the first nine months of 2006, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions, the purchase of property, plant and equipment and the sale of product lines. The company expended $59.2 million on acquisitions and $31.8 million for purchases of property, plant and equipment. The company had proceeds from the sale of product lines of $8.9 million. Investing activities of the company’s discontinued operations provided $5.3 million of cash in the first nine months of 2006, primarily additional proceeds from a business divested prior to 2004.

THERMO ELECTRON CORPORATION

First Nine Months 2006 (continued)

The company’s financing activities used $262.0 million of cash during the first nine months of 2006, principally for the repurchase of $228.0 million of the company’s common stock. The company had proceeds of $26.4 million from the exercise of employee stock options and $6.7 million of tax benefits from the exercise of stock options. On May 7, 2006, the company’s Board of Directors authorized the repurchase of $200 million of the company’s common stock through February 28, 2007. At September 30, 2006, $72 million is available for future repurchases of the company’s common stock under this authorization.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2006, such expenditures will approximate $50 - $55 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2005 and September 30, 2006, except for the agreement to merge with Fisher (Note 2).

The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under its existing 5-year revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months. On August 29, 2006, the company negotiated a new $1 billion revolving credit agreement that would become effective at the time of the merger with Fisher and would replace the company’s existing credit facilities. The company expects to utilize approximately 25% of the new credit facility immediately following the merger, primarily to refinance existing debt. The company will be permitted to use the new credit facility for working capital and for general corporate purposes.

First Nine Months 2005

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

During the first nine months of 2005, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions and the purchase and sale of property, plant and equipment. The company expended $939.4 million, net of cash acquired, for the acquisitions of Niton, R&P, Kendro and Ionalytics. The company expended $27.1 million for purchases of property, plant and equipment and had proceeds from the sale of property, principally abandoned real estate, of $10.0 million.

The company’s financing activities provided $422.1 million of cash during the first nine months of 2005, principally the issuance of $250 million senior notes due in 2015 and a net increase in short-term borrowing of $155.7 million.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2005.

THERMO ELECTRON CORPORATION

Item 4 — Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of September 30, 2006, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 25.

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

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

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

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the combined businesses;

•	integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention to the merger.

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

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

If the merger is not completed, the ongoing business of Thermo may be adversely affected and Thermo will be subject to several risks, including the following:

•
having to record as expense certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees (approximately $7.9 million of which were capitalized at September 30, 2006); and

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

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

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

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $2.0 billion as of September 30, 2006. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

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

THERMO ELECTRON CORPORATION

Item 1A — Risk Factors (continued)

Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.

As of September 30, 2006, we had approximately $538.5 million and Fisher had approximately $2.15 billion in outstanding indebtedness.

We have additional borrowing capacity available to us under our existing revolving credit facility and our euro facility which will be cancelled upon the closing of the Fisher merger. On August 29, 2006, the company negotiated a new $1 billion revolving credit agreement that would become effective at the time of the Fisher merger. The company expects to utilize approximately 25% of the new credit facility immediately following the merger, primarily to refinance existing debt. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our new $1 billion revolving credit facility include a debt-to-EBITDA ratio. Specifically, the company agrees that, so long as any lender has any commitment under the new facility, or any loan or other obligation is outstanding under the new facility, or any letter of credit is outstanding under the new facility, it will not permit (as the following terms are defined in the new facility) the Consolidated Leverage Ratio (the ratio of consolidated indebtedness to consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 3.0 to 1.0.

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

THERMO ELECTRON CORPORATION

Item 4 — Submission of Matters to a Vote of Security Holders

At the company’s Special Meeting of Stockholders held on August 30, 2006, the stockholders approved the issuance of shares of Thermo common stock, par value $1.00 per share, in connection with the merger contemplated by the Agreement and Plan of Merger, dated as of May 7, 2006, by and among Thermo, Trumpet Merger Corporation and Fisher Scientific International Inc. In addition, the stockholders approved the proposal to amend the Amended and Restated Certificate of Incorporation of Thermo, to increase the authorized number of shares of Thermo common stock from 350,000,000 to 1.2 billion and to change the name of Thermo Electron Corporation upon completion of the merger to Thermo Fisher Scientific Inc. The results of the votes for each of these proposals were as follows:

Proposal 1— To approve the issuance of shares of Thermo common stock in connection with the merger contemplated by the Agreement and Plan of Merger, dated as of May 7, 2006, by and among Thermo, Trumpet Merger Corporation and Fisher Scientific International Inc.:

For	Against	Abstained

124,589,074	576,230	969,333

No broker non-votes were recorded on the proposal.

Proposal 2— To amend the Amended and Restated Certificate of Incorporation of Thermo, to increase the authorized number of shares of Thermo common stock from 350,000,000 to 1.2 billion and to change the name of Thermo Electron Corporation upon completion of the merger to Thermo Fisher Scientific Inc.:

For	Against	Abstained

120,757,387	4,397,727	979,523

No broker non-votes were recorded on the proposal.

Item 6 — Exhibits

See Exhibit Index on page 47.

THERMO ELECTRON CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 2006.

THERMO ELECTRON CORPORATION

/s/ Peter M. Wilver
Peter M. Wilver
Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Corporate Controller and Chief Accounting Officer

THERMO ELECTRON CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Credit Agreement among the company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, Bank of America, N.A. and Barclays Bank PLC, as L/C issuers, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, Banc of America Securities LLC and Barclays Capital, as joint lead arrangers and joint book managers, Barclays Bank PLC, as syndication agent, and ABN AMRO Bank, N.V., Deutsche Bank Securities, Inc. and JP Morgan Chase Bank, N.A., as documentation agents (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 29, 2006 [File number 1-8002] and incorporated herein by reference).

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