Form 10-K
period 2006-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2007-03-01
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8002

(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts	02454-9046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $5,699,169,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 30, 2006).

As of February 2, 2007, the Registrant had 420,030,996 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Fisher’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

Financial Statement Index

THERMO FISHER SCIENTIFIC

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Page

Financial Statement Index

PART I

Item 1.	Business

General Development of Business

Thermo Fisher Scientific Inc. (also referred to in this document as “Thermo Fisher,” “we,” the “company,” or the “registrant”) is the world leader in serving science. We enable our customers to make the world healthier, cleaner and safer by providing analytical instruments, equipment, reagents and consumables, software and services for research, manufacturing, analysis, discovery and diagnostics.

In November 2006, Thermo Electron Corporation (also referred to in this document as “Thermo,” which is the predecessor to Thermo Fisher) merged with Fisher Scientific International Inc. (also referred to in this document as “Fisher”) to create the world leader in serving science. Thermo Fisher has 30,500 employees and serves more than 350,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.

We deliver a broad selection of analytical instruments, equipment, consumables and laboratory supplies. Our growing portfolio of products includes innovative technologies for mass spectrometry, elemental analysis, molecular spectroscopy, sample preparation, informatics, fine and high-purity chemistry production, cell culture, RNA interference analysis and immunodiagnostic testing, as well as air and water quality monitoring and process control. We also give our customers convenient purchasing options, through our 7,500 sales and service professionals, numerous catalogs and e-commerce capabilities.

We are continuously advancing the capabilities of our technologies, software and services, as well as our supply-chain management expertise. Our goal is to make our customers more productive and to enable them to solve their analytical challenges, from routine testing to complex research and discovery.

In the late 1980s, Thermo adopted a strategy of spinning out certain businesses into separate public subsidiaries in which we kept a majority ownership. By 1997, we had spun out 22 public entities serving many diverse markets. To simplify our structure, we announced in January 2000 a major reorganization that ultimately resulted in taking private all of our public subsidiaries, selling non-core businesses and spinning off our paper recycling and medical products businesses. As part of the reorganization, we divested of businesses with aggregate annual revenues of over $2 billion. This reorganization was substantially completed in February 2002, when we took private our last publicly traded subsidiary. In July 2004, we sold Spectra-Physics, Inc., our optical technologies segment. The businesses spun off and sold have been accounted for as discontinued operations. Except where indicated, the information presented in this report pertains to our continuing operations.

Thermo Fisher is a Delaware corporation and was incorporated in 1956. The company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.

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

Financial Statement Index

Business Segments and Products

We report our business in two segments: Analytical Technologies and Laboratory Products and Services. For financial information about segments, including domestic and international operations and export sales, see Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

Analytical Technologies Segment

We serve the pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory and healthcare industries, through our Analytical Technologies segment. This segment has six principal product groupings - Scientific Instruments, Biosciences, Integrative Technologies, Diagnostics, Environmental Instruments and Process Instruments - and provides a broad range of instruments, bioscience reagents, software and services to address various scientific challenges in laboratories, in manufacturing and out in the field.

•	Our Scientific Instruments include analytical instrumentation that analyzes prepared samples.

•	Our Biosciences products include a wide range of consumables and services across general chemistry and life sciences applications.

•	Our Integrative Technologies offerings include software interpretation tools and development support for the data generated by the instruments as well as laboratory automation equipment and systems.

•	Our Diagnostics products and services are used by healthcare and other laboratories to prepare and analyze patient samples to detect and diagnose diseases.

•	Our Environmental Instruments include solutions and services for environmental monitoring, safety and security.

•	Our Process Instruments provide measurement solutions and services outside the laboratory to enable process control and optimization.

Scientific Instruments

Our analytical instrumentation is used primarily in laboratory and industrial settings and incorporates a range of techniques, including mass spectrometry (MS), chromatography and optical spectroscopy, and can be combined with a range of accessories, consumables, software, spectral reference databases, services and support to provide a complete solution to the customer. Mass spectrometry is a technique for analyzing chemical compounds, individually or in complex mixtures, by forming gas phase charged ions that are then analyzed according to mass-to-charge ratios. In addition to molecular information, each discrete chemical compound generates a fragmentation pattern that provides structurally diagnostic information. Chromatography is a technique for separating, identifying and quantifying individual chemical components of substances based on physical and chemical characteristics specific to each component. Optical spectroscopy is a technique for analyzing individual chemical components of substances based on the absorption or emission of electromagnetic radiation of a specific wavelength of light, for example, visible (light), ultraviolet or infra-red.

In life sciences markets, we offer a line of mass spectrometers (MS) including ion traps, quadrupoles and other advanced mass spectrometers, as well as liquid chromatographs (LCs) and columns, and multi-instrument combinations of these products as integrated solutions (LC-MS). These systems are tailored to meet the rigorous demands of lab professionals in applications such as drug discovery, life science research and analytical quantitation.

Financial Statement Index

Ion Trap MS. The company’s ion trap mass spectrometry product line features a tiered portfolio to support a wide spectrum of analytical requirements. These instruments support applications ranging from compound identification and routine high performance liquid chromatography (HPLC) detection to sophisticated analysis of low-abundance components in complex biological matrices.

•
LTQ FTTM - Combines our most advanced ion trap and Fourier Transform (FT) Ion Cyclotron Resonance (ICR) technologies into a single instrument with superior analytical power and versatility. The system uniquely combines high resolution, accurate mass determinations and MSn (mass spectrometry to the nth power) for high-throughput analysis on a single instrument.

•
LTQ OrbitrapTM - Combines our most advanced ion trap with our patented Orbitrap technology, providing high resolution and accurate mass determinations over a broad dynamic range for the analysis of complex biological mixtures.

•
LTQ XLTM - Based on a 2-dimensional (2-D) linear ion trap design and incorporating patented innovative technologies and ease-of-use features, this system is primarily used for metabolic profiling and proteomics research.

•	LXQTM - Based on a 2-D linear ion trap design, this system provides high-throughput performance for drug discovery, forensics and proteomics applications.

•
LCQ Deca XP MAXTM - Used primarily for rapid metabolite identification, peptide mapping and complex mixture analysis. It features the Ion MaxTM, front-end ion source, which provides ruggedness and full scan sensitivity, making it a valuable tool for analysis of in-vivo and in-vitro samples.

•
LCQ Advantage MAXTM - An ion trap mass spectrometer that integrates the power of MS/MS with an LC system, boosting analytical power with library searchable MS/MS spectra for reliable compound identification. This instrument delivers high productivity for routine HPLC environments.

Triple Quadrupole MS. The company’s TSQ Quantum Series consists of an advanced portfolio of triple quadrupole mass spectrometers.

•	TSQ Quantum AccessTM - A versatile, entry-level mass spectrometer that is used in environmental and food safety laboratories.

•
TSQ Quantum Discovery MAXTM - This high-performance, ultra-compact benchtop MS system incorporates innovative technology for increased sensitivity, precision, ruggedness and reliability. It is principally designed for high-productivity environments such as environmental, clinical and drug discovery laboratories. With the Ion Max source, the TSQ Quantum Discovery MAX addresses the needs of these laboratories for more rugged and dependable LC/MS/MS to enable around-the-clock productivity.

•
TSQ Quantum UltraTM - An advanced instrument used primarily for bioanalytical studies. It features the Ion Max source with interchangeable electrospray ionization (ESI) and atmospheric pressure chemical ionization (APCI) probes for increased robustness and sensitivity.

In December 2006, we expanded our sample preparation capabilities for mass spectrometry with the acquisition of Cohesive Technologies, a manufacturer of advanced sample extraction and liquid chromatography products, which are used with triple quadrupole mass spectrometers in bioanalysis and drug discovery.

TM Represents a trademark or service mark of Thermo Fisher Scientific Inc. or its subsidiaries.

Financial Statement Index

A significant and growing application for our technologically advanced mass spectrometers is proteomics, the study of proteins. Most drugs - about 90 percent - interact with proteins, so multi-instrument systems that can rapidly identify and quantify proteins are of increasing value to pharmaceutical and biotechnology customers. The introduction of ETD (Electron Transfer Dissociation) on our LTQ XL ion trap machine extends the range of techniques for proteomics researchers and enables routine analysis of protein modifications. We continue to introduce new systems that address the breadth of primary analytical needs for high-throughput analysis including bioanalysis and proteomics research, as well as for other growing life science areas such as:

•	Biomarkers - compounds that may be endogenous and signal the early onset of a specific disease.

•	ADME/Tox - Absorption, Distribution, Metabolism, Excretion and Toxicology studies that are conducted for drug discovery in support of human clinical trials.

•	Metabalomics - measurement of the real biochemical status, dynamics, interactions and regulation of whole systems or organisms at a molecular level.

In addition, Thermo Fisher offers a broad range of advanced magnetic sector instrumentation for high-resolution MS. This range also covers organic MS, gas isotope ratio MS and thermal ionization MS.

Liquid Chromatography. Our HPLC systems, such as the high speed Accela HPLC, Surveyor PlusTM and SpectraSYSTEMTM, offer high throughput and sensitivity. They are sold as stand-alone instrumentation (HPLC) or as integrated systems with our mass spectrometers (LC-MS). The Surveyor MSQTM Plus is a single quadrupole LC-MS system used primarily in pharmaceutical laboratories as a detector, providing chromatographers the ability to run routine HPLC applications more efficiently. These products utilize our comprehensive line of HPLC columns, including HYPERSILTM Gold, HyPurityTM and Aquasil columns.

In January 2007, we acquired Spectronex, a European-based supplier of mass spectrometry, chromatography and surface science instrumentation, as well as Flux Instruments, a manufacturer of high performance liquid chromatography pumps and software.

Beyond life sciences markets, our chemical analysis instrumentation, including our gas chromatography, elemental analysis and molecular spectroscopy instrumentation, uses various separation and optical spectroscopy techniques to determine the elemental and molecular composition of a wide range of complex liquids and solids.

Gas Chromatography. Gas chromatography is a separation technique used to analyze complex samples in the form of gases. Thermo Fisher’s high performance and reliable line of gas chromatographs (GCs) includes our Trace GC Ultra, a versatile laboratory GC with a full range of detectors, injectors, and valve systems; our FOCUS GC, which is a single-channel GC; our Trace GCxGC for analysis of target compounds in complex matrices; and autosamplers, including our TriPlusTM Autosampler, that provide a robotic sampling solution to a GC laboratory. We also offer chromatography data system software, detectors and various accessories such as GC columns to complete our gas phase chromatography offering.

Our GC offering is also incorporated into our GC mass spectrometry (GC-MS) product line, which pairs a mass spectrometer detector with a GC front end. In 2006, we introduced the DSQTM II, a GC/MS product based on the platform of Thermo Fisher’s DSQ and PolarisQ GC/MS systems. The DSQ II incorporates the new DynaMax XR ion detection system and the DuraBriteTM ion source. The PolarisQ Ion Trap MSn offers affordable tandem mass spectrometry at the sensitivity of GC-specific detectors.

Financial Statement Index

Elemental Analysis. Thermo Fisher also offers a line of elemental analysis instrumentation used to analyze elements in liquid samples. This product line includes our combustion analyzers, M & S Series atomic absorption (AA) systems, the new iCAP 6000 Series of benchtop inductively coupled plasma (ICP) spectrometers, and X Series 2 and Element2 ICP mass spectrometry (ICP-MS) systems. Environmental laboratories, geochemical and clinical/toxicology laboratories often employ these techniques, as well as many other industrial laboratories.

Thermo Fisher provides a full range of instrumentation that also performs the elemental analysis of solids, including our ARL arc spark product line based on optical emission spectroscopy (OES), our benchtop and standalone ARL X-ray fluorescence (XRF) systems for bulk analysis, our ARL X-ray diffractometry (XRD) systems, our X-ray microspectroscopy offering, our glow discharge MS system and our Auger and X-ray photoelectron spectroscopy (XPS) systems for surface analysis.

Our product line also includes our Niton portable XRF analyzers. These portable elemental analyzers are state-of-the-art handheld instruments offering high-performance analysis of metal alloys for positive material identification, scrap metal recycling, QA/QC and precious metals analysis, as well as analysis of soils and sediments, environmental monitoring, lead in paint assessment, geochemical mapping and coatings/plating analysis. The Niton Xli, XLp and XLt Series product lines are designed for the rapid on-site testing of metals for numerous industrial applications, including mining, coatings, precious metals and powder samples.

Molecular Spectroscopy. Thermo Fisher is also a leader in analytical instrumentation involving spectroscopic analysis of molecular structures. Our NicoletTM Series research grade Fourier transform infrared (FT-IR) and Nicolet 380 FT-IR systems provide a complete analytical offering in FT-IR spectroscopy, from routine QA/QC applications to advanced research work across many industries. Thermo Fisher has built on this technology with a broad range of IR spectroscopy and imaging systems such as its ContinuµmTM XL and CentaurusTM IR microscope systems. Complementing FT-IR analysis capabilities, we also offer dispersive and FT-Raman systems for additional vibrational spectroscopic analysis of large samples or analysis down to a single micron. Thermo Fisher also designs, manufactures and markets visible and ultraviolet (UV)-visible spectrophotometers.

Customers for Thermo Fisher’s chemical analysis instrumentation include environmental, pharmaceutical, polymer, petrochemical, food, semiconductor, energy, coatings, geological, steel and basic materials producers who frequently use these instruments for quality assurance and quality control applications, primarily in a laboratory.

Services. We have an extensive service network to support our installed base of instruments across the globe. In addition, we provide a broad range of services, including multi-vendor laboratory instrument services, such as instrument qualifications; preventive and corrective maintenance; validation, regulatory compliance and metrology; as well as instrument/equipment asset management services with solutions that deliver instrument and equipment maintenance management, physical inventory tracking and enterprise-wide maintenance reporting to help customers improve the cost/performance of their instrumentation, equipment and facilities.

Biosciences

Our broad range of Biosciences products include fine and high-purity chemistry products, microbiological culture media, proprietary protein, DNA, cell-culture products and sterile liquid-handling systems. These products are used across the general chemistry and life sciences arenas primarily for scientific research and drug discovery, as well as clinical and industrial testing and biopharmaceutical research and production. Our Biosciences products are sold under proprietary product names such as Acros OrganicsTM, MaybridgeTM, HyCloneTM, PierceTM, DharmaconTM, ABgeneTM, OxoidTM and RemelTM.

Financial Statement Index

Global Chemicals

Our Global Chemicals solutions provide chemistry-based applications to scientists involved in analysis, research and development, and manufacturing. Our broad product portfolio includes our Acros Organics chemicals, which are used in basic research and manufacturing applications to synthesize new and interesting materials. These products are supplied in pre-pack and semi-bulk quantities and are used across all types of chemistry in a range of products, including cosmetics, foods, fragrances, flavors, drugs and coatings. Our Maybridge products, which include innovative drug-like molecules and screening compounds, are used by scientists designing new chemical compounds for pharmaceutical drugs. Our Fisher ChemicalTM products help scientists purify, extract, separate, identify and/or manufacture products. These products are used across a range of industries, including pharmaceutical, biotechnology, electronic, and environmental. Our Fisher BioReagentsTM products are used in many different laboratory applications, from cell growth to detailed protein analysis, to help scientists understand functions within living organisms. Our Fine and Custom Chemistry unit provides bulk sizes of our various products when customers scale-up from research to development and production. The primary markets served are pharmaceutical, life sciences and high technology.

Life Science Research (LSR)

Our Life Science Research products provide innovative technologies and services globally through Genomic Technologies, RNA Technologies, Cell Pathways & Proteomics, and Molecular Biology Reagents lines. Our offering includes a wide range of proprietary protein-research and cell-culture products; nucleic-acid technologies; reagents for high-content cellular screening; reliable, high-quality RNA oligonucleotides; small-interfering RNA and related RNA-interference products; and plastic consumables. We serve the pharmaceutical and biotechnology industries as well as diagnostics companies, clinical laboratories, colleges and universities, government and industrial customers. Our Genomic Technologies products, sold under the ABgene name, are used to measure nucleic acids with high precision and sensitivity, enabling researchers to gain a better understanding of the control mechanisms inside a cell. Used in the study of cancer, metabolic diseases, in epidemiological studies and in agriculture research, our products provide a better understanding of the mechanisms in cells, enabling scientists to shorten the drug development process. Our RNA Technologies products, sold under the Dharmacon name, are used by scientists conducting basic research to understand the function of genes and their role in biological processes. A primary focus of research using RNAi technology is to understand the biological basis of human disease. The Dharmacon products are also used in the drug discovery process to aid in the identification and validation of new drug targets. Our Cell Pathways and Proteomics products, sold under the Pierce, BioImageTM, EndogenTM and SearchLightTM names, enable the effective and efficient study of the biology of proteins, and offer unique cell-based assays and services for high-content pathway analysis.

BioProcess Production

Our BioProcess Production offerings include cell-culture and bioprocessing products used in the production of animal and human viral vaccines, monoclonal antibodies, skin replacement and protein-based drugs. The product line is used in research and academic markets for cellular interaction studies, toxicity testing, antiviral, and anticancer studies. Our HyClone product offering includes leading cell-culture products (sera, classical media, serum-free and protein-free media, and process liquids) and bioprocessing systems for life science research and protein-based drug production. The line includes flexible, single-use BioProcess ContainerTM (BPCTM) systems, which are sterile, disposable bags specifically designed for transporting, mixing, dispensing, and storing sterile liquids and powders. Under the TC TechTM name, we also provide sterile fluid-handling bags used to transfer, transport and store bioprocess liquids in the biopharmaceutical manufacturing process as well as tubing, fittings, connectors and flexible single-use containers specifically qualified for use in bioscience applications in the biopharmaceutical, biotechnology and diagnostic industries. Products, including cell-culture media, sera, process liquids and reagents, as well as single-use BioProcess Container systems, are provided in a variety of sizes ranging from small volumes up to tens of thousands of liters of specialized products in large vessels for full-scale production.

Financial Statement Index

Microbiology

Our Microbiology offerings include high-quality microbiology laboratory products, including dehydrated and prepared culture media, collection and transport systems, diagnostic and rapid direct specimen tests, quality-control products and associated products for the microbiology market. Our products focus on aiding customers in the diagnosis of disease or potential contamination of their products or manufacturing facilities. Our Oxoid products are used by microbiologists worldwide to grow and identify bacteria. Within the clinical field, these products facilitate a rapid and accurate diagnosis of infectious disease and provide a recommendation of effective antibiotic treatment. Within the food and pharmaceutical industries, Oxoid products are used to assure the safety and quality of consumer products by monitoring production environments, raw materials and end products for bacterial contamination. Our Remel products are used worldwide by clinical laboratories, including hospitals, reference labs, clinics, and physician offices to quickly and accurately generate results for the diagnosis and treatment of infectious diseases and by industrial and research laboratories, such as food, beverage, personal care, pharmaceutical and biotech industries to monitor air quality, production processes, raw materials and finished products to assure the safety and quality of consumer products.

Integrative Technologies

Our Integrative Technologies offerings provide integrated solutions for customers in regulated and unregulated industries such as pharmaceuticals, biotechnology, petrochemicals, chemicals, and food and beverage utilizing our broad capabilities in laboratory equipment, instrumentation, consumables, reagents and software. Our products include laboratory information management systems (LIMS), chromatography data systems (CDS), database analytical tools, automation systems, microplate instrumentation and automated imaging systems. To support our global installations, we provide implementation, validation, training, maintenance and support from our large global services network.

Informatics

         Thermo Fisher develops and provides LIMS solutions that provide application-specific, purpose-built functionality in software targeted for certain industries. These industries include pharmaceutical, petrochemical, chemical, food and beverage, metals and mining, environmental and water/wastewater, as well as government and academia. Thermo Fisher is a leader in developing commercial-off-the-shelf (COTS) solutions designed for specific industry applications. Providing basic requirements as standard functionality reduces risk for our customers and eases implementation, validation and training, while lowering total cost of ownership. More recently, we have focused our design and development on open standards. Moving to an open, service-oriented computing architecture based on Microsoft® .NET creates more interoperability so our systems can enable end-to-end process workflows. Our flagship LIMS, called SampleManager, moved to the .NET platform, incorporated Service-Oriented Architecture, enhanced Web interfacing, and added support for the Microsoft® SQL Server 2005 database in addition to Oracle’s database option. Our Darwin LIMSTM is also based on .NET. Other products within the portfolio will be moved to .NET, migrating away from proprietary programming languages while continuing to support existing customers’ use of such programming.

Our portfolio includes SampleManager LIMSTM, an enterprise solution used in laboratories at leading companies in the pharmaceutical, oil and gas, environmental, chemical and food and beverage industries; WatsonTM LIMS, for pharmaceutical bioanalytical laboratories; GalileoTM LIMS designed specifically for ADME and in-vitro testing in early drug discovery and development; Nautilus LIMSTM, used in a range of industrial applications and increasingly by biotechnology laboratories because of its configurability, patented workflows and plate-handling capabilities; and Darwin LIMS for pharmaceutical manufacturing R&D and QA/QC. In addition, we market the Atlas CDSTM, a multi-industry enterprise-class system that is tightly integrated with our LIMS solutions for greater accuracy and consistent reporting of shared data, as well as increased productivity.

We also provide a global services network of experienced consultants who provide a broad range of services focused on the successful implementation of our customers’ projects. These services include project planning, management of user workshops, defining business requirements, milestone delivery, systems integration, workflow modeling and validation consultancy.

Financial Statement Index

Laboratory Automation Solutions

Thermo Fisher is a leading innovator of automation systems that provide solutions for the drug discovery market. With core competencies in integration, applications and innovation, we work closely with customers to develop both turnkey products and tailored systems for genomic/proteomic, biochemical and drug discovery applications. Our key technologies include automated storage, integration platforms, robotics and software. Advanced automated storage systems offer both low- and high-volume capacities with full environmental control; integration platforms range from stand-alone plate stackers and movers to multifunctional three-dimensional platforms with robotic arms, advanced analytical equipment and software for experiment design, control and analysis; microplate instrumentation encompasses a complete range of high-performance plate readers, washers and bulk dispensers. Precise and reliable motion control is achieved through state-of-the-art robotics that improve throughput and walk-away time. The company’s software platforms schedule and control all robotics and third-party instrumentation. These software platforms integrate with LIMS and other informatics systems to enable efficient workflow and data management. Our automated platforms can incorporate imagers, liquid handlers, bulk dispensers, incubators, microplate stackers, automated storage products and vertical loading robotics.

Cellular Imaging and Analysis

Thermo Fisher is a leading provider of complete systems for high-content screening (HCS) and analysis (HCA) used by drug discovery and systems-biology researchers. Our CellomicsTM platform includes automated imaging instrumentation (ArrayScanTM VTI HCS Reader and the cellWoRxTM High Content Cell Analysis System), BioApplication image analysis software and High Content Informatics (HCiTM), fully integrated to improve the quality and productivity of cell-based assays. Our proprietary platforms are in use at multiple sites within the top 15 pharmaceutical companies, as well as at leading biotechnology companies and academic centers throughout the world. These products enable customers to develop new and effective therapies to treat, cure and prevent diseases and are utilized by scientists in drug discovery companies and basic research institutions to look at how drug candidates and targets of interest affect live cells. For drug discovery companies, these experiments enable scientists to determine the best drug candidates and to ultimately shorten the drug discovery process. For basic research scientists, these experiments enable scientists to explore all aspects of cell biology in a fast, quantitative fashion. These technologies are used in a range of drug discovery and in therapeutic areas such as neurobiology, toxicology, cancer biology and cell biology.

Diagnostics

Our Diagnostics products and services are used by the diagnostics community, including healthcare laboratories in hospitals, academic and research institutes, to prepare and analyze patient samples such as blood, urine, body fluids or tissue sections, to detect and diagnose diseases, such as cancer.

Clinical Diagnostics

Our clinical diagnostics products include a broad offering of liquid, ready-to-use and lyophilized immunodiagnostics reagent kits, calibrators, controls and calibration verification fluids. In particular, we provide products used for drugs-of-abuse testing; therapeutic drug monitoring, including immunosuppressant drug testing; thyroid hormone testing; serum toxicology; clinical chemistry; immunology; hematology; coagulation; glucose tolerance testing; monitoring and toxicology. Many of these products are sold under their industry-recognized brand names such as: CEDIATM, DRITM, CASCOTM, MASTM, QMSTM and Duke ScientificTM. In many instances, we will work with customers or partners to develop new products and applications for their instrument platforms. We have developed one of the broadest menus for drugs-of-abuse immunoassays, including those for newer drugs such as Oxycodone, Heroin Metabolite and Buprenorphine. We also offer a complete line of Immunosuppressant Drug immunoassays that can be used on a variety of clinical chemistry analyzers. Our clinical chemistry and automation systems include analyzers

Financial Statement Index

and reagents to analyze and measure routine blood and urine chemistry, such as glucose and cholesterol; and advanced testing for specific proteins, therapeutic drug monitoring and drugs of abuse. Our diagnostic test range currently covers approximately 80 different validated methods. We also provide pre- and post-analytical automation for preparation of blood specimens before and after analysis. In other analytical laboratory fields, our reagents and automated photometric analyzers are used for colorimetric and enzymatic analysis and quality control in food and beverage, wine and pharmaceutical production. In addition to our own sales channels, our clinical chemistry and automation systems are distributed by some of the leading diagnostic manufacturers, such as Siemens Medical Solutions Diagnostics and Ortho-Clinical Diagnostics (OCD).

Anatomical Pathology

We provide a broad portfolio of products for use primarily in immunochemistry, histology, cytology and hematology applications. These products include consumables for specimen collection, tissue processing, embedding and staining, such as reagents, stains, slides, cover glass, microarray substrates, detection kits and antibodies. We also provide a range of instruments including Lab Vision 360, an autostaining immunohistochemistry slide staining system; and the HMS760X, a robot stainer used in slide staining of histology and cytological specimens; along with other equipment such as tissue processors for preparation of tissue samples; microtomes and cryostats for sectioning of processed tissues; embedding centers, slide stainers to highlight abnormal cells for microscopic examination and diagnosis; coverslippers, such as the Microm CTM6, which places glass slipcovers on slides at a high capacity of approximately 450 slides per hour; and cassette and slide labelers for identifying specimens. The Shandon CytospinTM 4 Cytocentrifuge uses low-speed centrifugation technology to concentrate and deposit a thin layer of cells onto a microscope slide to ensure better cell capture and better preservation of cell morphology. The Shandon ExcelsiorTM provides a fully automatic solution for tissue processing and reagent storage/handling. For efficient handling and accurate identification of histology and cytology specimens, we offer a comprehensive line of cassette and slide labelers, including the new Shandon Laser MicroWriterTM developed specifically for anatomical pathology. The Laser MicroWriter prints 1D and 2D barcodes, text, logos and graphics in 26 different fonts at a speed of 1 to 2 seconds per slide and is designed to handle high-volume workloads in clinical or research laboratories. Other histology products include the new Shandon FinesseTM + line of microtomes for paraffin or resin sectioning, the Shandon CryotomeTM Series of cryostats for frozen sections and the Shandon VaristainTM line of slide stainers for cell morphology highlights.

Slide/Specialty Glass

Thermo Fisher focuses on manufacturing flat-sheet glass to produce medical disposable products such as microscope slides, plates, cover glass and microarray substrates serving the medical, diagnostics and scientific communities.

Environmental Instruments

Our environmental analysis instrumentation offers innovative technologies for complying with government regulations and industry safety standards, or responding to a hazardous material situation, including air and water quality monitoring, gas and particulate detection, and elemental analysis. Our instruments include portable and fixed instrumentation used to help our customers protect people and the environment, with particular focus on environmental compliance, product quality, worker safety, process efficiency and security. Key end markets include fossil fuel and nuclear-powered electric generation facilities, federal and state agencies such as the Environmental Protection Agency (EPA), first responders such as the New York Police Department, national laboratories such as Los Alamos, general commercial and academic laboratories, transportation security for sites such as ports and airports, and other industrial markets such as pulp and paper and petrochemical. Our instrumentation is used in three primary applications: air quality monitoring and gas detection, water quality and aqueous solutions analysis, and radiation measurement and protection.

We are a leader in air quality instruments for ambient air and continuous emissions monitoring. Primary markets and customers include environmental regulatory agencies, emissions generating industries such as power generation and pulp and paper, first responders and industrial customers with Occupational Safety and Health

Financial Statement Index

Administration-related gas detection requirements. Our instruments employ a variety of leading analytical techniques, such as chemiluminescence, which uses the light emission from chemical reactions to detect common air pollutants such as nitrogen dioxide at the parts-per-trillion level. The iSeriesTM family of analyzers uses various optical detection technologies to monitor parts-per-billion levels of regulated pollutants, such as ground level ozone and sulfur dioxide. The TEOMTM series of continuous particulate monitors utilizes a patented measurement technology to detect airborne particulate matter with high sensitivity in a brief time period. This monitoring capability allows the U.S. EPA and worldwide monitoring networks to provide the public with Web-based access to the concentration levels of the particulate matter of most concern to people susceptible to respiratory conditions (such as the elderly and young children). Further, state and federal environmental agencies, as well as environmental compliance officers at facilities that release emissions into the air, use our stack gas monitoring systems to ensure that governmentally mandated standards are being met. The introduction of our Mercury FreedomTM System for the continuous monitoring of total gaseous mercury emissions from coal fired power plants enables the U.S. power generation industry to monitor for compliance with new regulations mandating the measurement of mercury, which will become effective in 2009. Our industrial hygiene products measure toxic gases such as carbon monoxide and hydrogen sulfide, and hazardous chemicals such as benzene. The instruments range from handheld monitors used at hazardous waste sites for remediation activities, to general-purpose portable products for personnel-exposure monitoring, to sophisticated fixed systems in industrial facilities for early warning of unsafe combustible and toxic gas concentrations. In addition to these core applications, our product portfolio includes particulate monitoring instruments and leak-detection monitors.

Our water analysis products are recognized as high-quality meters, electrodes and solutions for the measurement of pH, ions, conductivity and dissolved oxygen. Marketed under the OrionTM and EutechTM product names, our products are sold across a broad range of industries for a variety of laboratory, field and process applications. Based on electrochemical sensing technology, these products are used wherever the quality of water and water-based products is critical. Primary applications include quality assurance, environmental testing and regulatory compliance in end markets such as general laboratories, life science, water and wastewater, food and beverage, chemical, pharmaceutical and power generation.

Our radiation measurement and protection instruments are used to monitor, detect and identify specific forms of radiation in nuclear power, environmental, industrial, medical and security applications. For example, power- generation facilities distribute our Mark IITM electronic pocket-calculator sized personal dosimeters to employees who work in areas that may expose them to radiation to capture the legal dose of record to which they are exposed on a daily basis. In addition, our customers use contamination monitors, such as our PCM2TM, in at-risk locations around their facilities to monitor radiation. A variety of our detectors, such as the Surveyor 2000TM, are used to monitor radiation levels and dosage using gross gamma detection technologies. Our product portfolio includes handheld survey meters and vehicle and pedestrian portals used to stop illicit transport of radioactive material. Environmental and contamination monitors are used by nuclear power plants to ensure worker safety.

Our security instruments and systems include a comprehensive range of stationary and portable instruments used for chemical and radiation detection. These instruments are based upon analytical technologies used in our core markets that we have refined for the specific needs of the security market, including key customers like the Department of Homeland Security, the Department of Defense, the Department of Energy and first responders. Our instruments, including the new handheld RadEyeTM personal radiation detector (PRD) and PackEyeTM backpack style device for discreet, rapid detection of gamma-emitting radioactive sources in large areas, are used for the detection and prevention of terrorist acts at airports, embassies, cargo facilities, border crossings and other high-threat locations, as well as at major events such as the Olympics. For example, Thermo Fisher provides the latest generation of radiation detection systems, known as Advanced Spectroscopic Portals (ASPs), to the U.S. Department of Homeland Security’s Domestic Nuclear Detection Office (DNDO). Deployment of these systems at port and border locations globally is designed to detect and deter the importation of illicit nuclear devices or radiological materials. The ASPs are designed to allow Customs and other agencies to instantly detect and identify sources of radiation to a specific energy fingerprint, thus increasing the probability of deterring a threat, without a slowdown in commerce.

Financial Statement Index

Process Instruments

Our Process Instruments products include online instrumentation solutions and services that provide regulatory inspection; quality control; package integrity; process measurements; precise temperature control; physical, elemental and compositional analysis; surface and thickness measurements; remote communications; and flow and blend optimization. We serve a wide variety of global industries including oil and gas, petrochemical, pharmaceutical, food and beverage, consumer products, power generation, metal, cement, minerals and mining, semiconductor and polymer. Our products are typically used in mission-critical manufacturing applications that require high levels of reliability and robustness. Our Process Instruments include five principal product lines: compliance testing, material characterization, materials and minerals, process systems, and weighing and inspection.

Through our compliance testing product lines we provide simulation and verification equipment for electronic components and systems under the KeyTek brand based on pulsed EMI (Electromagnetic Interference) technology. This business provides electronic components and systems-testing solutions for OEMs and independent testing labs. Our products and solutions are capable of testing EMC (Electromagnetic Compatibility) and ESD (Electrostatic Discharge) at the systems and discrete package levels to assist our customers in complying with various industry standards.

Our materials characterization product lines include instruments that help our customers analyze materials for viscosity, surface tension and thermal properties. For instance, our Haake-MARSTM and Haake-POLYLABTM products accurately and flexibly measure a wide range of rheological properties in the lab and in process applications. These measurement platforms use open standards and have the ability to connect to a range of sensors and systems. Our PRISMTM line of extruders and blenders meet R&D, small-scale production, quality control and pharmaceutical needs.

Our materials and minerals product line includes online bulk material analysis systems, such as the CBXTM and CQMTM products for the coal, cement, minerals and other bulk material handling markets. These products employ proprietary, ultrahigh-speed, non-invasive measurement technologies that use neutron activation and measurement of gamma rays to analyze, in real time, the physical and chemical properties of raw material streams. This eliminates the need for off-line sampling, and enables real-time online optimization, for instance, allowing the customer to optimally blend raw materials to control sulfur and ash in coal fired utilities. Our gauging products are used online to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as metal strip, plastics, foil, rubber, glass, paper and other web-type products. Our RadiometrieTM gauging line uses ionizing and non-ionizing technologies to perform high-speed, real-time, non-invasive measurements. We also provide process control instruments that monitor nuclear flux inside a reactor helping our nuclear power customers operate their plants in a safe and optimal manner.

In 2006, we acquired EGS Gauging Inc. (EGS) and the business and assets of Analyser Systems (ASYS). EGS provides leading technology in measurement of thickness and related properties for non-metallic gauging using traditional ionizing technology and proprietary non-ionizing technology called FSIRTM. ASYS further enhanced our capabilities in neutron activated measurements around bulk material streams.

Our process systems products help oil and gas, refining, petrochemical, electric-utility and other customers optimize their processes. These instruments provide measurements that help improve efficiency, provide process and quality control, maintain regulatory compliance and increase worker safety. For instance, our gas flow computers support custody transfer applications in the production and transmission of natural gas; our KRILTM level and interface detection products are used in extremely harsh coker applications for petroleum refining; our MOLATM analyzer helps our customers measure moisture in extreme applications like coke used in metal foundries, and our VG PrimaTM line of process mass spectrometers help our customers detect minute constituents in process gases. These systems provide real-time direct and remote data collection, analysis and local control functions using a variety of technologies, including radiation, radar, ultrasonic and vibration measurement principles, gas chromatography and mass spectrometry. Our SOLATM line of products, based on pulsed UV fluorescence technology, is an online sulfur analyzer used by refiners to bring clean fuels to consumers. We have extended the applications for SOLA to include online sulfur detection in the petrochemical environment, including flare gas composition and catalyst protection.

Financial Statement Index

Our weighing and inspection products serve the food and beverage, pharmaceutical packaging and bulk material handling industries. For the food and beverage and pharmaceutical markets, we provide solutions to help our customers attain safety and quality standards. Based on a variety of technologies, such as X-ray imaging and ultratrace chemical detection, our products are used to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts. For example, our DSPTM line of metal detectors uses non-invasive, high-speed, flux technology to inspect packaged products; our AC line of checkweighers is used to weigh packages on high-speed packaging lines; our InScanTM line uses X-ray imaging to enable our customers to inspect canned or bottled beverages at very high speeds; and the PureAquaTM line provides online-sniffing technology to inspect recycled bottles for traces of contaminants before refilling. We also provide bulk material handling products such as belt scales, flow meters, safety switches and contamination detectors to enable solids-flow-monitoring, level measurements, personnel safety, spillage prevention and contamination detection for a wide variety of processing applications in the food, minerals, coal, cement and other bulk solids handling markets.

Laboratory Products and Services Segment

Through our Laboratory Products and Services segment, we offer a combination of products and services that allows our customers to engage in their core business functions of research, development, manufacturing, clinical diagnosis and drug discovery more accurately, rapidly and cost effectively. We serve the pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory and healthcare industries. This segment has six principal product groupings - Laboratory Equipment, Laboratory Consumables, Research Market, Healthcare Market, Safety Market and BioPharma Services - and provides products and integrated solutions for various scientific challenges that support many facets of life science research, clinical diagnosis and workplace safety. Specifically, our Laboratory Equipment products consist primarily of sample preparation, controlled environment storage and handling equipment as well as laboratory workstations; our Laboratory Consumables include consumables, tubes and containers for sample preparation, analysis and sample storage. Our Research Market offers a wide variety of chemicals, instruments and apparatus, liquid handling pumps and devices, capital equipment and consumables; our Healthcare Market offers analytical equipment, diagnostic tools and reagents and consumables; our Safety Market offers workplace and first responder equipment, protective gear and apparel; and our BioPharma Services provide packaging, warehousing and distribution services, labeling, pharmaceutical and biospecimen storage, and analytical laboratory services primarily in the area of drug discovery and pharmaceutical clinical trials.

In the Research Market, the Fisher catalog has been published for nearly 100 years and is an internationally recognized scientific supply resource. In the Research, Healthcare and Safety Markets, we publish more than 3 million copies of our various catalogs each year in eight different languages. Our e-commerce product references are showcased by our website, www.fishersci.com, which is a leading e-commerce site supporting the scientific research community. The website contains product content for more than 320,000 products. We maintain an international network of warehouses in our primary markets through which we maintain inventory and coordinate product delivery. With specialized product vaults and temperature controlled storage capacity, we are able to handle the complete range of products we offer to our customers. Our transportation capabilities include our own fleet of delivery vehicles as well as parcel shipping capabilities that are closely integrated with our third-party parcel carriers. Throughout the product delivery process, we provide our customers with convenient access to comprehensive electronic systems allowing for automated catalog search, product order and invoicing and payment capabilities.

We deliver our products through third-party carriers and our own fleet of delivery vehicles. Third-party carriers include United Parcel Service (UPS), Federal Express, DHL and other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service.

Financial Statement Index

Laboratory Equipment

Our Laboratory Equipment products and integrated solutions are used primarily by pharmaceutical companies for drug discovery and development, and by biotechnology companies and universities for life science research to advance the prevention and cure of diseases and enhance the quality of life.

We provide a broad range of equipment that is used for the preparation and preservation of chemical and biological samples, primarily for pharmaceutical, academic, clinical and government customers. Products include incubators that are used in biological experiments to allow growth of cells and organisms in optimal conditions of temperature, carbon dioxide and humidity. These are sold under various product line names including FormaTM and HeraeusTM.

We also offer a wide range of centrifuges, which are used to separate biological matrices and inorganic materials. Our microcentrifuges are primarily used for the purification of nucleic acids in the molecular biology laboratory, our general use benchtop centrifuges are suitable for processing clinical samples such as blood and urine, and our floor models are used for large volume blood processing or in laboratories with high-throughput needs. Our super-speed and ultra-speed models are used for applications such as protein purification. Our centrifuges are sold under various product line names including SorvallTM, IECTM, JouanTM and Heraeus.

We have a broad range of water purification products and technologies that serve the pharmaceutical, academic, industrial research and clinical testing markets. The different technologies (distillation, reverse osmosis, deionization, ultrafiltration, membrane filtration and the use of UV) allow for the systems to accept various incoming water qualities from around the world and deliver a range of water qualities for a wide variety of laboratory applications. These applications range from Type II water typically used to feed water baths or glassware washers to distilled water to Type I (extremely high-purity water), for use in hydrating reagents and buffers. In addition, for the most sensitive techniques requiring pyrogen-free, free of trace metals or low Total Organic Carbon (TOC) we offer integrated specialty treatments. These are sold under the product line name of BarnsteadTM.

Our shakers, stirrers and stirring hotplates, water baths and dry blocks, ovens, furnaces, heating mantles, tapes, mats and temperature monitoring devices, including thermometers, are offered in a range of sizes, temperatures and configurations for life science, analytical chemistry and quality control applications where temperature uniformity and control are critical. These are sold under various product line names including Barnstead, PrecisionTM, Heraeus, Blue MTM and VariomagTM.

We offer thermal cyclers for the amplification of nucleic acids by polymerase chain reaction (PCR) or reverse transcriptase-PCR (RT-PCR). These are sold under the product line name of Hybaid.

Our centrifugal vacuum concentrators assist researchers in evaporating organic solvents, acids and buffers from their samples and have a wide range of applications in the preparation of deoxyribonucleic acid (DNA), oligomers, plasmid preparation and the purification of pharmaceutical compounds. Our freeze dryers are used to lyophilize drugs, plants or tissues for long-term room temperature or refrigerated storage often retaining biological activity and the original cellular structure upon re-hydration. These products are sold under the SavantTM and Jouan product line names.

We are leaders in cold temperature storage equipment, ranging from laboratory refrigerators and freezers to ultralow temperature freezers and cryopreservation storage tanks, which are used primarily for storing samples in a cold environment to protect from degradation. These systems may be customized to accommodate specific equipment, allowing reactions (such as chromatography) to be run under low-temperature conditions. These products are sold under various product line names including Forma, RevcoTM, HarrisTM, JewettTM, Barnstead, Heraeus and Jouan.

Financial Statement Index

Our biological safety cabinets enable technicians to handle samples without risk to themselves or their environment and without risk of cross-contamination of samples. Equipped with filtered air ventilation, controlled laminar flow and an ultraviolet source, biological safety cabinets can be used for tissue culture, IVF, infectious samples, forensic analysis or bioterrorism research. These products are sold under various product line names including Forma, Heraeus, HoltenTM and Jouan.

We provide a range of steam sterilizers for sterilizing biological samples and laboratory tools that are primarily used by pharmaceutical, clinical and academic customers. These products are sold under the product line names of H+PTM and Forma.

Through our control technologies product line we are a leading manufacturer of precision temperature control products for global industrial and laboratory markets. The temperature-control product line includes the NESLABTM and HAAKETM lines of heated/refrigerated circulating baths, immersion coolers and re-circulating chillers. Customers use these products to control highly critical manufacturing processes, such as semiconductor manufacturing operations or pharmaceutical-grade extrusion lines.

We also manufacture private label and OEM versions of certain of our product lines.

We are a major supplier of laboratory workstations and fume hoods for either new construction or laboratory renovation. Our product offerings include steel, wood and plastic laminate casework systems, adaptable furniture systems, chemical ventilation fume hoods and chemical storage cabinets and various other laboratory fixtures and accessories. Laboratory workstation products are sold under the names of Fisher HamiltonTM, HorizonTM, ConceptTM, SafeAireTM and PioneerTM.

We supply internet, phone and field technical support and service for laboratory equipment including installation, maintenance, repair and training on a worldwide basis via a network of internal phone support technicians and field-based service technicians as well as third-party service providers.

Laboratory Consumables

We manufacture and sell glass and plastics consumables and certain related equipment to entities conducting scientific research, including drug discovery and drug development, quality and process control, clinical and basic research and development.

We are a leading supplier of sample tubes, containers and vessels, in a variety of plastics and glass and in a wide range of volumes for all types of life science, analytical and clinical analysis. Included in this offering are microwell plates ranging from a single well to 1,536 wells for applications ranging from tissue culture to primary and secondary screening in drug discovery. The geometry of the wells, the type of plastic resin, the surface treatments or filtration membrane in the devices vary to serve a number of applications for maximizing cell growth, sample concentration within the well or reduce background fluorescence or non-specific binding. These products are sold under various brand names including NalgeneTM, NuncTM, MBPTM, Capitol VialTM, ChaseTM and SamcoTM.

Accurate measurement and dispensing of samples and reagents is critical in a variety of industrial, academic, government, and clinical laboratories. We have a wide variety of single and multiple channel pipetting tools from manual to highly automated, covering a wide volume range. The ergonomics of these devices are important to the comfort of researchers handling numerous samples and pipetting steps on a daily basis. Due to sample cross-contamination concerns, the tips of the pipettes are disposable and a separate tip is used for each sample. These products are sold under various brands and product line names including FinnpipetteTM, MatrixTM, MBP and QSP.

Financial Statement Index

We have tubes specific to centrifugation in various sizes to fit the volume and centrifugal speed requirements of the sample. In addition, we are the leaders in sample storage vials and organization systems for ultralow temperature and cryogenic storage, offering specific products for low protein binding (CryobankTM) and low DNA binding (Bank itTM). These products are sold under various brands including Nalgene, Nunc and Matrix.

We are the leading provider of tissue culture filtration and growth vessels. Our products are used by researchers for growth of tissue culture and can be scaled up to biomanufacturing of vaccines or monoclonal antibodies using Cell Factory products. The sterility of samples and growth media is critical to the viability of the cells. These products are sold under various brands including Nalgene and Nunc.

Research Market

Our Research Market offerings include a wide range of products and services from a single source designed to allow our customers to engage more accurately and efficiently in laboratory research and development throughout the world. Our customers represent all industries requiring any level of laboratory research, including but not limited to the pharmaceutical, biotech, food and agriculture, government, academic and manufacturing industries.

Our products include all forms of laboratory products, ranging from capital equipment and instruments to chemicals to consumable products. We offer a mix of products that are manufactured by Thermo Fisher, that are manufactured by third parties for us on a private-label basis, and that are manufactured by third parties under their brand but offered for sale exclusively through us. We also offer a broad range of third-party products representing leading industry brand names on a non-exclusive basis.

Our biennial catalog consists of more than 40,000 products. Beyond our catalog, we offer our customers access to more than 650,000 products. Our e-commerce website, www.fishersci.com, has been an industry-leading online ordering and reference tool since its inception in the 1990s.

In addition to our broad product offering, we offer a variety of specialized services to our customers through our Managed Services team. Services provided to customers include dedicated logistics personnel who manage inventory and provide desktop delivery, coordinate instrument calibration and service, facilitate glass washing, provide on-site customer service and deliver other services that allow our customers to focus on their core research activities.

Healthcare Market

Our Healthcare Market offerings include a broad array of consumables, diagnostic kits and reagents, equipment, instruments, solutions and services for hospitals, clinical laboratories, reference laboratories, physicians’ offices and other clinical testing facilities. These products are manufactured by Thermo Fisher and third parties.

      Healthcare Market products and solutions focus on the collection, transportation and analysis of biological samples. Major product lines include anatomical pathology, molecular diagnostic and cardiac risk management solutions, along with blood collection devices, consumable vials and transportation devices, as well as an expensive portfolio of rapid diagnostic testing devices for drugs-of-abuse testing and diagnosis and monitoring of cancer, endocrine function and cardiovascular, gastrointestinal, nervous system, respiratory and sexually transmitted diseases. The Healthcare Market core product offering also includes high-end diagnostic instruments and equipment together with the reagents used in those instruments and equipment to perform diagnostic tests. Sales in the healthcare market are fueled by the administration and evaluation of diagnostic tests. We believe that the aging population, as well as the increased demand for the development of new specialty diagnostic tests, will result in increased market growth.

In addition to our broad product offering, we offer a variety of specialized services to our customers through our Managed Services team. Services provided to customers include dedicated logistics personnel that manage inventory, provide on-site customer service, and deliver other services that allow our customers to focus on their core responsibilities.

Financial Statement Index

Safety Market

Through our Safety Market we supply safety-related products to various industries including laboratory research, industrial manufacturing, healthcare, universities, food/agriculture, environmental and petrochemical as well as government and municipal agencies, fire departments and military units. Products offered to these markets include: cleanroom and controlled-environment supplies; personal protective equipment such as respirators, clothing, gloves, hardhats, hearing protection and eyewear; fall protection harnesses and restraints; self-contained breathing apparatus; specialized firefighting and military equipment and supplies; environmental monitoring and sampling equipment; and first responder supplies and equipment such as decontamination tents, bio-isolation systems, chemical protective suits and emergency response trailers. We offer products mainly manufactured by third parties as well as those manufactured by Thermo Fisher.

We also provide access to a broad offering of training, equipment servicing and on-site inventory management support through our dedicated safety sales professionals, equipment service employees and on-site customer support teams. Our goal is to provide a total solution of products, training and support to our customers.

BioPharma Services

Our BioPharma Services offerings include global services for pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, multi-lingual and specialized labeling and distribution for phase III and phase IV clinical trials, analytical testing, biological-specimen management, as well as combinatorial chemistry, custom-chemical synthesis and supply-chain management. Thermo Fisher’s biorepository business provides temperature-controlled repository services for pharmaceutical, biotechnology, university, government, clinical and blood-processing customers. Our biorepository services business stores millions of pharmalogical and biospecimen samples at commercial sites in the United States and the United Kingdom. Additional services include inventory management, validation, business continuity, and repository management and transportation capabilities resulting in a complete cold chain sample management solution.

Services are offered throughout the world, with operations in the United States, United Kingdom, Switzerland and Singapore. Expansion of our activities is under way into India and Latin America. Most services are offered under the Fisher Clinical ServicesTM or Lancaster LaboratoriesTM brands.

Sales and Marketing

We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce, third-party distributors and various catalogs.

We have approximately 7,500 sales and service professionals including over 1,000 highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with an efficient ordering system, product standardization and other supply-chain-management services to reduce procurement costs.

New Products and Research and Development

Our business includes the development and introduction of new products and may include entry into new business segments. We are not currently committed to any new products that require the investment of a material amount of our funds, nor do we have any definitive plans to enter new businesses that would require such an investment.

Financial Statement Index

During 2006, 2005 and 2004, we spent $170 million, $153 million and $135 million, respectively, on research and development, excluding a charge in 2006 of $15 million for in-process research and development at the date of the merger with Fisher.

Raw Materials

Our management team believes that we have a readily available supply of raw materials for all of our significant products from various sources. We do not anticipate any difficulties obtaining the raw materials essential to our business. Raw-material and fuel prices are subject to fluctuations due to market conditions. We employ many strategies, including the use of alternative materials and the use of derivative instruments, to mitigate the effect of these fluctuations on our results.

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

Backlog

Our backlog of firm orders at year-end 2006 and 2005 was as follows:

	2006	2005
	(In thousands)

Analytical Technologies	$827,097	$445,321
Laboratory Products and Services	256,310	82,761

	$1,083,407	$528,082

We believe that virtually all of our backlog at the end of 2006 will be filled during 2007. The increase in backlog in 2006 is principally due to the Fisher merger and, to a lesser extent, increased demand.

Financial Statement Index

Government Contracts

Although the company transacts business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the company’s financial results.

Competition

General

The company encounters aggressive and able competition in virtually all of the markets we serve. Because of the diversity of our products and services, we face many different types of competitors and competition. Our competitors include a broad range of manufacturers and third-party distributors. In general, competitive climates in the markets we serve are characterized by changing technology and customer demands that require continuing research and development. Our success in these markets primarily depends on the following factors:

•	technical performance and advances in technology that result in new products and improved price/performance ratios;

•	product differentiation, availability and reliability;

•	our broad product offering;

•	our reputation among customers as a quality provider of products and services;

•	customer service and support;

•	active research and application-development programs; and

•	relative prices of our products and services.

Environmental Matters

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation that affects us includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”) concerning employee safety and health matters. The United States Environmental Protection Agency (“EPA”), OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on our operations.

         In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes as well as having authority over these matters under state laws. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements.

A number of our operations involve the handling, manufacturing, use or sale of substances that are or could be classified as toxic or hazardous materials within the meaning of applicable laws. Consequently, some risk of environmental harm is inherent in our operations and products, as it is with other companies engaged in similar businesses.

Financial Statement Index

Our expenses for environmental requirements are incurred generally for ongoing compliance and historical remediation matters. Based on current information, we believe that these compliance costs are not material. For historical remediation obligations, our expenditures relate primarily to the cost of permitting, installing, and operating and maintaining groundwater-treatment systems and other remedial measures. We estimate our aggregate expenses for these environmental remediation matters will be approximately $1 million per year.

Our Fair Lawn and Somerville, New Jersey, facilities are the subject of administrative consent orders issued by the New Jersey Department of Environmental Protection in 1984. Our Rockford, Illinois, facility is subject to a Resource Conservation and Recovery Act (“RCRA”) corrective action program administered by the Illinois Environmental Protection Agency. We are required to maintain groundwater-remediation activities at these sites. As the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site. This site was listed in 1983 on the National Priority List under CERCLA. Both New Jersey sites are also the subjects of CERCLA National Resources Damages claims.

We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $24 million at December 31, 2006 and were not material prior to the merger with Fisher. The liability for environmental matters associated with Fisher was recorded at the date of merger at its fair value and as such was discounted to its net present value.

These environmental liabilities do not include third-party recoveries to which we may be entitled. We believe that our accrual is adequate for the environmental liabilities we currently expect to incur. As a result, we believe that our ultimate liability with respect to environmental matters will not have a material adverse effect on our financial position, results of operations or cash flows. However, we may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations, and the effect of changes in accounting rules, which could have a material adverse effect on our financial position, results of operations or cash flows.

Regulatory Affairs

Our operations, and some of the products we offer, are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, and various state boards of pharmacy as well as comparable state and foreign agencies. As Thermo Fisher’s businesses also include export and import activities, we are subject to pertinent laws enforced by the U.S. Departments of Commerce, State and Treasury. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any noncompliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse effect on our financial condition. To date, none has had a material impact on our operations.

Number of Employees

As of December 31, 2006, we had approximately 30,500 employees.

Financial Statement Index

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
Also, the SEC maintains a website that contains reports, proxy and information statements and other information that issuers, including the company, file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on or through our own website at www.thermofisher.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 81 Wyman Street, Waltham, Massachusetts 02451.

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marijn E. Dekkers	49	President and Chief Executive Officer (2000)
Marc N. Casper	38	Executive Vice President (2001)
Guy Broadbent	43	Senior Vice President (2001)
Seth H. Hoogasian	52	Senior Vice President, General Counsel and Secretary (2001)
Alan J. Malus	47	Senior Vice President (2006)
Joseph R. Massaro	37	Senior Vice President, Global Business Services (2006)
Stephen G. Sheehan	51	Senior Vice President, Human Resources (2003)
Fredric T. Walder	49	Senior Vice President, Commercial Excellence (2006)
Peter M. Wilver	47	Senior Vice President and Chief Financial Officer (2003)
Peter E. Hornstra	47	Vice President and Chief Accounting Officer (2001)

Mr. Dekkers was appointed Chief Executive Officer in November 2002 and President in July 2000. He was Chief Operating Officer from July 2000 to November 2002.

Mr. Casper was appointed Executive Vice President in November 2006. He was Senior Vice President from December 2003 to November 2006. He was President, Life and Laboratory Sciences from December 2001 to March 2005. He was Vice President of Thermo from December 2001 to December 2003. From July 2000 to July 2001, Mr. Casper was president and chief executive officer of Kendro Laboratory Products, a life sciences company that provides sample-preparation and processing equipment and that was acquired by the company in May 2005.

Mr. Broadbent was appointed Senior Vice President in November 2006. He was President, Laboratory Equipment from November 2004 to November 2006, and Vice President of Thermo from January 2001 to November 2004. He was President, Spectra-Physics Division from December 2003 to July 2004 and was President, Optical Technologies from October 2000 to December 2003.

Mr. Hoogasian was appointed Senior Vice President in November 2006, Secretary in 2001 and General Counsel in 1992. He was Vice President from 1996 to November 2006.

Financial Statement Index

Mr. Malus was appointed Senior Vice President in November 2006. Prior to Thermo’s merger with Fisher, Mr. Malus was group president of distribution and services for Fisher, where he focused on growing the company’s customer channel businesses serving research, healthcare, education and safety markets. Mr. Malus joined Fisher in 1998 and has served in a variety of management roles.

Mr. Massaro was appointed Senior Vice President, Global Business Services in November 2006. Prior to Thermo’s merger with Fisher, Mr. Massaro was vice president finance and accounting for Fisher and vice president finance and strategic planning for Fisher BioPharma Services. Mr. Massaro joined Fisher in June 2002 and has served in a variety of management roles. Prior to joining Fisher, Mr. Massaro was a director with the Boston office of PricewaterhouseCoopers.

Mr. Sheehan was appointed Senior Vice President, Human Resources in November 2006. He was Vice President, Human Resources from August 2001 to November 2006.

Mr. Walder was appointed Senior Vice President, Commercial Excellence in November 2006. He was President, Environmental Instruments from April to November 2006, and President, Scientific Instruments from December 2002 to April 2006. Mr. Walder joined Thermo in 1992 and has served in a variety of management roles.

Mr. Wilver was appointed Senior Vice President in November 2006 and Chief Financial Officer in October 2004. He was Vice President from October 2004 to November 2006, and Vice President, Financial Operations from October 2000 to October 2004.

Mr. Hornstra was appointed Vice President in February 2007 and Chief Accounting Officer in January 2001. He was Corporate Controller from January 1996 to February 2007.

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

Financial Statement Index

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

The company may be unable to integrate successfully the legacy businesses of Thermo Electron Corporation and Fisher Scientific International Inc. and may be unable to realize the anticipated benefits of the merger.

The merger involved the combination of two companies which previously operated as independent public companies. The company is required to devote significant management attention and resources to integrating its business practices and operations. Potential difficulties the company may encounter in the integration process include the following:

•
if we are unable to successfully combine the businesses of Thermo and Fisher in a manner that permits the company to achieve the cost savings and operating synergies anticipated to result from the merger, such anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected;

•	lost sales and customers as a result of certain customers of either of the two former companies deciding not to do business with the company;

•	complexities associated with managing the combined businesses;

•	integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger;

Financial Statement Index

•	performance shortfalls at the company as a result of the diversion of management’s attention to the merger; and

•	inability to successfully execute a branding campaign for the combined company.

In addition, it is possible that the integration process could result in the loss of key employees, the disruption or interruption of, or the loss of momentum in, the company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the company.

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

Financial Statement Index

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

Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business in 2007 and beyond, resulting in:

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

If any of our security products fail to detect explosives or radiation, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage. The products sold by our environmental instruments business include a comprehensive range of fixed and portable instruments used for chemical, radiation and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings and other high-threat facilities for the detection and prevention of terrorist acts. If any of these products were to malfunction, it is possible that explosive or radioactive material could pass through the product undetected, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Although we carry product liability insurance, we cannot be certain that our current insurance will be sufficient to cover these claims or that it can be maintained on acceptable terms, if at all.

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

Financial Statement Index

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $8.5 billion as of December 31, 2006. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

Our growth strategy to acquire new businesses may not be successful and the integration of future acquisitions may be difficult and disruptive to our ongoing operations.

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2006, our international revenues from continuing operations, including export revenues from the United States, accounted for approximately 46% of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2006, currency translation had a favorable effect on revenues of our continuing operations of $18 million due to a weakening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

Because we compete directly with certain of our largest customers and product suppliers, our results of operations could be adversely affected in the short term if these customers or suppliers abruptly discontinue or significantly modify their relationship with us.

Financial Statement Index

Our largest customer in the laboratory consumables business and our largest customer in the diagnostics business are also significant competitors. Our business may be harmed in the short term if our competitive relationship in the marketplace with these customers results in a discontinuation of their purchases from us. In addition, we manufacture products that compete directly with products that we source from third-party suppliers. We also source competitive products from multiple suppliers. Our business could be adversely affected in the short term if any of our large third-party suppliers abruptly discontinues selling products to us.

Because we rely heavily on third-party package-delivery services, a significant disruption in these services or significant increases in prices may disrupt our ability to ship products, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery companies, such as UPS and Federal Express in the U.S. and DHL in Europe. We also maintain a small fleet of vehicles dedicated to the delivery of our products and ship our products through other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service. If UPS or another third-party package-delivery provider experiences a major work stoppage, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if UPS or our other third-party package-delivery providers increase prices, and we are not able to find comparable alternatives or make adjustments in our delivery network, our profitability could be adversely affected.

We are subject to regulation by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, the shipping of our products and environmental matters.

Some of our operations are subject to regulation by the U.S. Food and Drug Administration and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with the U.S. Food and Drug Administration’s regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution, which would increase our costs and reduce our revenues.

We are subject to federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use or sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell or distribute. This requires us to devote significant resources to maintain compliance with applicable environmental laws and regulations, including the establishment of reserves to address potential environmental costs, and manage environmental risks.

We rely heavily on manufacturing operations to produce the products we sell, and our business could be adversely affected by disruptions of our manufacturing operations.

We rely upon our manufacturing operations to produce many of the products we sell. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.

Financial Statement Index

We may be unable to adjust to rapid changes in the healthcare industry, some of which could adversely affect our business.

The healthcare industry has undergone significant changes in an effort to reduce costs. These changes include:

      •   development of large and sophisticated groups purchasing medical and surgical supplies;

      •   wider implementation of managed care;

      •   legislative healthcare reform;

      •   consolidation of pharmaceutical companies;

      •   increased outsourcing of certain activities, including to low-cost offshore locations; and

      •   consolidation of distributors of pharmaceutical, medical and surgical supplies.

We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the delivery or pricing of healthcare services or mandated benefits, may cause healthcare-industry participants to purchase fewer of our products and services or to reduce the prices they are willing to pay for our products or services.

We may incur unexpected costs from increases in fuel and raw material prices, which could reduce our earnings and cash flow.

Our primary commodity exposures are for fuel, petroleum-based resins, steel and serum. While we may seek to minimize the impact of price increases through higher prices to customers and various cost-saving measures, our earnings and cash flows could be adversely affected in the event these measures are insufficient to cover our costs.

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

As of December 31, 2006, we had approximately $2.7 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $635 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility include a debt-to-EBITDA ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the facility, or any loan or other obligation is outstanding under the facility, or any letter of credit is outstanding under the new facility, it will not permit (as the following terms are defined in the new facility) the Consolidated Leverage Ratio (the ratio of consolidated indebtedness to consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 3.0 to 1.0.

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

The location and general character of our principal properties by segment as of December 31, 2006, are as follows:

Analytical Technologies

We own approximately 3,040,000 square feet of office, engineering, laboratory and production space, principally in Wisconsin, California and Virginia within the U.S., and in Germany and England. We lease approximately 3,630,000 square feet of office, engineering, laboratory and production space, principally in Massachusetts, Michigan, Texas, Kansas, California and Pennsylvania within the U.S., and in Australia, England, China and Germany, under various leases that expire between 2007 and 2050.

Laboratory Products and Services

We own approximately 7,650,000 square feet of office, engineering, laboratory and production space, principally in Wisconsin, Pennsylvania, New York, New Jersey and Illinois within the U.S., and in Switzerland and Germany. We lease approximately 4,810,000 square feet of office, engineering, laboratory and production space, principally in Illinois, Maryland, California and Pennsylvania within the U.S. and in Finland, under various leases that expire between 2007 and 2019.

Financial Statement Index

Corporate Headquarters

We own approximately 81,000 square feet of office space in Massachusetts. We also own approximately 100,000 square feet of office space in New Hampshire which was the former corporate headquarters of Fisher.

We believe that all of the facilities that we are currently utilizing are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2007 or 2008, we believe that suitable replacement properties are available on commercially reasonable terms.

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

Our business involves a risk of product liability and other claims in the ordinary course of business. We are a party to various lawsuits and legal proceedings, including consolidated multi-party product liability actions for products we may have distributed or manufactured. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions. We believe that some of the costs incurred in defending and ultimately disposing of many of these claims for personal injury and other matters may be covered in part by insurance policies maintained by certain insurance carriers or subject to indemnification by our suppliers or purchasers. Management, after review and consideration with counsel, considers that any ultimate liability with respect to these matters should not have a material adverse effect on our results of operations, financial position or cash flows. While liabilities arising from potential future claims could become material, we currently believe, on the basis of our claims history and related factors, that such potential future claims are not likely to have a material impact on our business, financial condition and results of operations. Actual costs incurred will depend on the solvency of our insurance carriers, the degree of coverage with respect to any particular claim, our success in litigating these claims and the solvency of third parties who may be jointly and severally liable. See “Item 1 — Business — Environmental Matters,” for legal proceedings involving certain environmental matters.

We are subject to the jurisdiction of various regulatory agencies including, among others, the U.S. Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to our operations. Some operations involve and have involved the handling, manufacture, use or sale of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products as it is with other companies engaged in similar businesses, and we cannot assure that material damage will not occur or be discovered or that the damage will not be determined to be material in the future.

Financial Statement Index

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during our 2006 fourth fiscal quarter.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2006 and 2005, as reported in the consolidated transaction reporting system.

	2006		2005
	High	Low	High	Low

First Quarter	$37.12	$30.28	$29.99	$24.89
Second Quarter	39.45	34.00	27.20	24.24
Third Quarter	40.21	34.59	30.90	26.70
Fourth Quarter	46.16	38.93	31.78	29.53

Holders of Common Stock

As of February 2, 2007, the company had 8,535 holders of record of its common stock. This does not include holdings in street or nominee names.

Dividend Policy

The company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Payment of dividends is at the discretion of the company’s Board of Directors and will depend upon, among other factors, the company’s earnings, capital requirements and financial condition.

Financial Statement Index

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s fourth quarter of 2006 follows:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 28	—	$—	—	$72,000,000
October 29 - November 25	—	$—	—	$72,000,000
November 26 - December 31	1,630,366	$44.16	1,630,366	$—

Total Fourth Quarter	1,630,366	$44.16	1,630,366	$—

(1)
On February 28, 2006, the company announced a repurchase program authorizing the purchase of up to $100 million of the company’s common stock in the open market or in negotiated transactions. On May 7, 2006, the company increased the existing authorization for the purchase of up to an additional $200 million of the company’s common stock in the open market or in negotiated transactions. All of the shares of common stock repurchased by the company during the fourth quarter of 2006 were purchased under this program. At December 31, 2006, no remaining authorization existed for future repurchases. In February 2007, the company’s Board of Directors authorized the repurchase of up to $300 million of the company’s common stock through February 28, 2008.

Item 6.	Selected Financial Data

	2006 (a)	2005 (b)	2004 (c)	2003 (d)	2002 (e)
(In millions except per share amounts)
Statement of Operations Data
Revenues	$3,791.6	$2,633.0	$2,206.0	$1,899.4	$1,849.4
Operating Income	242.0	263.5	237.5	187.4	169.9
Income from Continuing Operations	166.3	198.3	218.4	175.2	203.4
Net Income (Loss)	168.9	223.2	361.8	200.0	309.7
Earnings per Share from Continuing Operations:
Basic	.85	1.23	1.34	1.08	1.21
Diluted	.82	1.21	1.31	1.05	1.17
Earnings (Loss) per Share:
Basic	.86	1.38	2.22	1.23	1.84
Diluted	.84	1.36	2.17	1.20	1.73

Balance Sheet Data
Working Capital	$1,507.2	$562.2	$890.9	$710.5	$667.8
Total Assets	21,262.2	4,251.6	3,576.7	3,389.3	3,651.5
Long-term Obligations	2,180.7	468.6	226.1	229.5	451.3
Shareholders’ Equity	13,911.8	2,793.3	2,665.6	2,381.7	2,030.3

Financial Statement Index

Through 2002, the company had a fiscal year end ending the Saturday nearest December 31. In 2003, the company changed its year end to December 31. The results of Spectra-Physics have been reclassified to discontinued operations for all years presented. The caption “restructuring and other costs” in the notes below include amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition.

(a)
Reflects completion of the merger with Fisher on November 9, 2006, including issuance of common stock. Also reflects a $123.3 million pre-tax charge for restructuring and other costs; a charge of $36.7 million for acceleration of vesting of equity-based compensation as a result of the Fisher merger; and after-tax income of $2.6 million related to the company’s discontinued operations.

(b)
Reflects a $30.3 million pre-tax charge for restructuring and other costs; $27.6 million of pre-tax net gains from the sale of shares of Thoratec Corporation and Newport Corporation; and after-tax income of $24.9 million related to the company’s discontinued operations. Also reflects use of cash and debt for acquisitions, principally Kendro.

(c)
Reflects a $19.2 million pre-tax charge for restructuring and other costs; $9.6 million of pre-tax gains from the sale of shares of Thoratec; $33.8 million of tax benefits recorded on completion of tax audits; after-tax income of $143.5 million related to the company’s discontinued operations; and the repurchase of $231.5 million of the company’s common stock.

(d)
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

(e)
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

Thermo Electron Corporation and Fisher Scientific International Inc. announced on May 8, 2006 that the boards of directors of both companies had unanimously approved a definitive agreement to combine the two companies in a tax-free, stock-for-stock exchange. The Fisher businesses are a leading provider of products and services to the scientific research community and clinical laboratories. The Fisher businesses provide a suite of products and services to customers worldwide from biochemicals, cell-culture media and proprietary RNAi technology to rapid-diagnostic tests, safety products and other consumable supplies. Fisher had revenues of $5.4 billion in 2005. The transaction was approved by both companies’ shareholders, in separate meetings, held on August 30, 2006 and, following regulatory approvals, was completed on November 9, 2006. Fisher’s results are included in the accompanying financial statements from November 9, 2006. Following the merger, the company was renamed Thermo Fisher Scientific Inc.

Overview of Results of Operations and Liquidity

The company develops, manufactures and sells a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. In 2004, the company sold Spectra-Physics, its optical technologies segment which has been presented as discontinued operations in the accompanying financial statements. Following the merger with Fisher, the company’s continuing operations fall into two principal business segments: Analytical Technologies and Laboratory Products and Services. Revenues in the fourth quarter are historically stronger than in other quarters due to capital spending patterns of industrial, pharmaceutical and government customers.

Financial Statement Index

Revenues	2006		2005
	(Dollars in thousands)

Analytical Technologies	$2,425,821	64.0%	$2,006,744	76.2%
Laboratory Products and Services	1,406,637	37.1%	626,283	23.8%
Eliminations	(40,841)	(1.1)%	—	—

	$3,791,617	100%	$2,633,027	100%

The company’s revenues grew by 44% during 2006, including 32% from the Fisher merger. The weakening of the dollar relative to non-U.S. currencies also caused an increase in reported revenues. In addition to the change in revenues caused by acquisitions, net of divestitures and currency translation, which are discussed below, sales increased 6% in 2006, primarily due to increased demand and, to a lesser extent, higher prices.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2006 and 2005. In addition to the merger with Fisher, the principal acquisitions included Cohesive Technologies Inc., a provider of advanced sample extraction and liquid chromatography products in December 2006; GV Instruments Limited, a manufacturer of isotope ratio mass spectrometers, which was acquired in July 2006; EGS Gauging, Inc., a provider of flat polymer web gauging products, which was acquired in June 2006; Ionalytics Corporation, a provider of an ion-filtering device used with mass spectrometers, which was acquired in August 2005; the Kendro Laboratory Products division of SPX Corporation, a provider of a wide range of laboratory equipment for sample preparation, processing and storage, which was acquired in May 2005; Rupprecht and Patashnick Co., Inc. (R&P), a provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets, which was acquired in April 2005; and Niton LLC, a provider of portable X-ray analyzers to the metals, petrochemical and environmental markets, which was acquired in March 2005.

In 2006, the company’s operating income and operating income margin were $242 million and 6.4%, respectively, compared with $263 million and 10.0%, respectively, in 2005. (Operating income margin is operating income divided by revenues.) The decrease in operating income and operating income margin was due to $125 million of pretax charges associated with the Fisher merger, described below, and $93 million of higher amortization expense, principally due to the Fisher merger. These items were offset in part by the inclusion of Fisher’s results from November 9, 2006 and higher profitability at existing businesses due to increased revenues, productivity improvements including lower costs following restructuring actions and, to a lesser extent, price increases. The company’s effective tax rate was 20.6% and 30.6% in 2006 and 2005, respectively. The decrease in the effective tax rate in 2006 compared with 2005 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges associated with the Fisher merger, partially offset by non-deductible merger related costs. The provision for income taxes in 2005 includes $4 million for the estimated effect of tax audits of prior years in a non-U.S. country. This charge increased the effective tax rate in 2005 by 1.5 percentage points.

Income from continuing operations decreased to $166 million in 2006, from $198 million in 2005, primarily due to the items discussed above that reduced operating income in 2006 and the inclusion of gains on the sale of investments in 2005, offset in part by a lower effective tax rate in 2006.

During 2006, the company’s cash flow from operations totaled $406 million, compared with $271 million in 2005. The increase resulted from improved cash flow at existing business and, to a lesser extent, cash flow from the Fisher business, net of $157 million in merger-related operating cash outflows including severance and retirement benefits as well as transaction costs incurred by Fisher that were paid subsequent to November 9, 2006.

Financial Statement Index

As of December 31, 2006, the company’s outstanding debt totaled $2.7 billion, of which 77% is due in 2009 and thereafter. The company expects that its existing cash and short-term investments of $691 million as of December 31, 2006, and the company’s future cash flow from operations together with available unsecured borrowing capacity of up to $635 million under its existing 5-year revolving credit agreement are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, the company evaluates its estimates, including those related to equity investments, bad debts, sales returns, inventories, business combinations, intangible assets, warranty obligations, income taxes, pension costs, contingencies and litigation, equity-based compensation, restructuring and sale of businesses. The company bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)	Accounts Receivable

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $45 million at December 31, 2006. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

(b)	Inventories

The company writes down its inventories for estimated obsolescence for differences between the cost and estimated net realizable value taking into consideration usage in the preceding 12 months, expected demand and any other information that is relevant to the judgment. If ultimate usage or demand vary significantly from expected usage or demand, additional writedowns may be required.

(c)	Intangible Assets and Goodwill

The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of the company’s acquisitions is assigned to intangible assets that require that use of significant judgment in determining (i) fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Amortizable intangible assets totaled $6.18 billion at December 31, 2006. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values and annual amortization expense from those established at the dates of acquisition and which could result in impairment of such asset. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets.

Financial Statement Index

The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $8.52 billion and $1.33 billion, respectively, at December 31, 2006. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill for impairment. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

(d)	Other Long-Lived Assets

The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $1.57 billion at December 31, 2006, including $1.26 billion of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

(e)	Revenues

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

The company records reductions to revenue for estimated product returns by customers. Should a greater or lesser number of products be returned, additional adjustments to revenue may be required.

Financial Statement Index

(f)	Warranty Obligations

At the time the company recognizes revenue, it provides for the estimated cost of product warranties based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $45 million at December 31, 2006. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

(g)	Income Taxes

The company operates in numerous countries under many legal forms and as a result, is subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of current and deferred tax balances and hence the company’s net income.

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance with an offset generally to goodwill as most of the tax attributes arose from acquisitions. The company’s tax valuation allowance totaled $195 million at December 31, 2006. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $60 million at December 31, 2006. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company’s tax provision would result.

(h)	Contingencies and Litigation

The company records accruals for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, self-insurance and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and or external legal counsel and actuarial estimates. Reserves of Fisher, including environmental reserves, were initially recorded at their fair value and as such were discounted to their net present value. Additionally, we record receivables from third-party insurers when recovery has been determined to be probable.

(i)	Pension and Other Retiree Benefits

Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be

Financial Statement Index

completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $16 million in 2006 and the company’s unfunded benefit obligation totaled $237 million at year-end 2006. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $2 million and an increase in the benefit obligation of approximately $101 million.

(j)	Equity-based Compensation

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

(k)	Restructuring Costs

The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company’s accrued restructuring costs for abandoned facilities in continuing operations totaled $12 million at December 31, 2006. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

(l)	Assets Held for Sale

The company estimates the expected proceeds from any assets held for sale and, when necessary, records losses to reduce the carrying value of these assets to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

Financial Statement Index

Results of Operations

2006 Compared With 2005

Continuing Operations

Sales in 2006 were $3.792 billion, an increase of $1.159 billion (44%) from 2005. Sales increased $978 million due to acquisitions (principally Fisher), net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $18 million in 2006. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $163 million (6%) primarily due to increased demand, and to a lesser extent, price increases, as described by segment below. Growth was strong in Asia and Europe and moderate in North America.

Operating Income Margin	2006	2005

Consolidated	6.4%	10.0%

In 2006, operating income and operating income margin were $242 million and 6.4%, respectively, compared with $263 million and 10.0%, respectively, in 2005. The decrease in operating income and operating income margin was due to $125 million of pretax charges associated with the Fisher merger and $93 million of higher amortization expense, principally due to the Fisher merger. The $125 million of charges includes $73 million of charges to cost of revenues for the sale of inventories revalued at the date of the merger, $37 million of accelerated equity-based compensation due to a change in control occurring at the merger date and $15 million of in-process research and development at Fisher on the date of the merger. The unfavorable effect of these items was offset in part by the inclusion of Fisher’s results from November 9, 2006, through the end of the year and higher profitability at existing businesses due to increased revenue, productivity improvements, including lower costs following restructuring actions and, to a lesser extent, price increases.

Restructuring and other costs were recorded in 2006 and 2005. Restructuring costs in 2005 were primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and the consolidation of two facilities in Texas, as well as charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of amounts due for abandoned facilities, net of expected sub-tenant rental income. Restructuring actions undertaken prior to 2005 were substantially complete at the end of 2004. Aside from the $15 million charge for in-process research and development existing at Fisher on the date of merger, discussed above, restructuring costs in 2006 include charges to close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany, the move of manufacturing operations in New Mexico to other plants in the U.S. and Europe and remaining costs of prior actions. The company is finalizing its plan for potential restructuring actions that may be undertaken at Fisher or within existing businesses with which Fisher is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The cost of actions at Fisher businesses is being charged to the cost of the acquisition, while the cost of actions at existing businesses being integrated with Fisher is charged to expense. The company expects to finalize its restructuring plans for Fisher no later than one year from the date of merger. The company has finalized its plans for integrating Kendro with its existing business and expects that charges to expense will ultimately total approximately $16 million, of which $15 million has been recorded as of December 31, 2006, with the balance to be recorded as incurred. Also, the company has identified actions totaling $5 million that will be undertaken in 2007. The restructuring actions initiated in 2006 resulted in annual cost savings beginning in the second half of 2006 and early 2007 of approximately $11 million, including $6 million in the Analytical Technologies segment and $5 million in the Laboratory Products and Services segment.

Financial Statement Index

In 2006, the company recorded restructuring and other costs, net, of $123 million, including $78 million of charges to cost of revenues consisting of $75 million for the sale of inventories revalued at the date of acquisition (principally Fisher) and $3 million for accelerated depreciation on fixed assets being abandoned due to facility consolidations. The company incurred $30 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. As discussed above, the company recorded a charge of $15 million for in-process research and development at Fisher on the merger date. In 2005, the company recorded restructuring and other costs, net, of $30 million, including charges to cost of revenues of $13 million primarily for the sale of inventories revalued at the date of acquisition. The company incurred $23 million of cash costs, primarily for severance, abandoned facilities and relocation expenses in connection with the integration of Kendro with existing businesses. In addition, the company recorded a gain of $8 million primarily from the sale of six abandoned buildings and a charge of $2 million principally for the writedown of a building held for sale (Note 15).

Acquisition-related intangible assets of $7.2 billion arose from the merger with Fisher, including $5.9 billion of amortizable intangible assets. The company expects that amortization expense associated with the Fisher intangible assets will total approximately $470 million per year.

In July 2006, the company acquired GV Instruments Limited (GVI), a UK-based provider of mass spectrometry instruments and accessories for $17.5 million, net of cash acquired and a post-closing refund of $4.6 million received in January 2007. Subsequent to the acquisition of GVI, the UK Office of Fair Trading (OFT) commenced an investigation of the transaction to determine whether it qualified for consideration under the UK Enterprise Act. On December 15, 2006, the OFT referred the transaction to the UK Competition Commission for further investigation under the Enterprise Act to determine whether the transaction results in, or may be expected to result in, a substantial lessening of competition within any market in the UK for goods or services, particularly gas isotope ratio mass spectrometers, thermal ionization mass spectrometers and multicollector inductively coupled plasma mass spectrometers. Of GVI’s sales of $19 million in its fiscal 2006, $0.4 million were UK sales. The Competition Commission must prepare and publish its report within 24 weeks of the reference decision unless there are special reasons why it cannot do so. During the investigation, the company is subject to certain undertakings, which took effect October 2006, that require it not take any action that will lead to further integration of the GVI business with the company or otherwise impair the GVI business from competing independently. The company is cooperating with the Competition Commission’s investigation. There can be no assurance as to the outcome of this matter. Were the Competition Commission to require that the company divest of GVI, charges for impairment of assets could result. Goodwill and intangible assets recorded as a result of the acquisition of GVI totaled approximately $22 million.

Financial Statement Index

Segment Results

	2006	2005	Change
	(Dollars in thousands)
Revenues:
Analytical Technologies	$2,425,821	$2,006,744	21%
Laboratory Products and Services	1,406,637	626,283	125%
Eliminations	(40,841)	—

Consolidated Revenues	$3,791,617	$2,633,027	44%

Operating Income:
Analytical Technologies	$383,640	$284,666	35%
Laboratory Products and Services	189,229	86,600	119%
Other	—	148

Subtotal Reportable Segments	572,869	371,414	54%

Cost of Revenues Charges	(77,625)	(13,387)
Restructuring and Other Costs, Net	(45,712)	(16,900)
Amortization of Acquisition-related Intangible Assets	(170,826)	(77,640)
Stock Option Compensation Acceleration Charge	(36,747)	—

Consolidated Operating Income	$241,959	$263,487	(8)%

The company’s management evaluates segment operating performance using operating income before certain charges to cost of revenues, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; amortization of acquisition-related intangible assets; and charges for the acceleration of stock option compensation resulting from a change in control. The company uses these measures because they help management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining compensation (Note 3).

Analytical Technologies
	2006	2005	Change
	(Dollars in thousands)

Revenues	$2,425,821	$2,006,744	21%

Operating Income Margin	15.8%	14.2%	1.6 pts.

Sales in the Analytical Technologies segment increased $419 million to $2.426 billion in 2006. Sales increased $249 million due to the Fisher merger and other acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $10 million in 2006. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $160 million (8%) due to higher broad-based demand from life science and industrial customers combined with strong market response to new products and, to a lesser extent, price increases. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, anatomical pathology products and equipment sold in commodity markets such as steel, petroleum and cement.

Operating income margin was 15.8% in 2006 and 14.2% in 2005. The increase resulted from profit on incremental revenues, and to a lesser extent, price increases and productivity improvements, including cost-reduction measures following restructuring actions. Had stock option compensation been recorded as expense in 2005, the operating income margin in 2005 would have been 13.4%.

Financial Statement Index

Laboratory Products and Services
	2006	2005	Change
	(Dollars in thousands)

Revenues	$1,406,637	$626,283	125%

Operating Income Margin	13.5%	13.8%	(0.3) pts.

Sales in the Laboratory Products and Services segment increased $780 million to $1.407 billion in 2006. Sales increased $769 million due to the Fisher merger and other acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $8 million in 2006. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $3 million due to an increase in demand for laboratory equipment.

Operating income margin decreased to 13.5% in 2006 from 13.8% in 2005, primarily due to the inclusion of stock option compensation in 2006 following adoption of SFAS No. 123R, offset in part by price increases and productivity improvements, including restructuring actions. Had stock option compensation been recorded as expense in 2005, the operating income margin in 2005 would have been 13.1%.

Other Income (Expense), Net

The company reported other expense, net, of $33 million in 2006 and other income, net, of $22 million in 2005 (Note 4). Other income (expense), net, includes interest income, interest expense, gain on investments, net, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income increased to $16 million in 2006 from $12 million in 2005, primarily due to higher invested cash balances from operating cash flow and, to a lesser extent, increased market interest rates, offset in part by cash used to fund acquisitions. Interest expense increased to $52 million in 2006 from $27 million in 2005, as a result of debt assumed in the merger with Fisher and, to a lesser extent, a full year of debt used to partially fund the Kendro acquisition and higher rates associated with the company’s variable-rate debt.

During 2006 and 2005, the company had gains on investments, net, of $1 million and $35 million, respectively. The gains included $29 million in 2005 from the sale of shares of Thoratec Corporation and a loss of $1 million in 2005 from the sale of shares of Newport Corporation, in addition to other gains from the company’s investment portfolio activity. The company obtained common shares of Thoratec as part of the sale of Thermo Cardiosystems Inc. in 2001 and obtained the shares of Newport as part of the sale of Spectra-Physics in 2004. Following the sale of shares in 2005, the company no longer owns shares of Thoratec or Newport. Other income in 2006 and 2005 also includes net currency transaction gains and equity in earnings of unconsolidated subsidiaries.

Provision for Income Taxes

The company’s effective tax rate was 20.6% and 30.6% in 2006 and 2005, respectively. The decrease in the effective tax rate in 2006 compared with 2005 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges associated with the Fisher merger, partially offset by non-deductible merger related costs. The provision for income taxes in 2005 includes $4 million for the estimated effect of a tax audit of prior years in a non-U.S. country. The effect of this charge increased the effective tax rate in 2005 by 1.5 percentage points.

Financial Statement Index

Contingent Liabilities

At year-end 2006, the company was contingently liable with respect to certain legal proceedings and related matters. As described under “Litigation and Related Contingencies” in Note 11, an unfavorable outcome in the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

As of January 1, 2006, the company adopted SFAS No. 123R “Share-based Payment.” The standard requires that companies record as expense the effect of equity-based compensation over the applicable vesting period. The company adopted the standard using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period or, for 2006 grants, to the retirement date for retirement eligible employees, if earlier. Prior period amounts have not been restated. The company recorded $62 million of pre-tax expense in 2006 for stock options, including $34 million the recognition of which was accelerated into 2006 as a result of the merger with Fisher causing a change in control. The stock option costs of $62 million included $7 million in cost of revenues, $51 million in selling, general and administrative expenses and $4 million in research and development expenses. As of December 31, 2006, the company had $133 million ($85 million, net of tax) of total unrecognized compensation costs related to unvested equity awards, including unvested awards at Fisher on the date of merger that converted into awards exercisable over various vesting periods into shares of company common stock. The cost is expected to be recognized over approximately 3 years.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. The company adopted SFAS No. 158 as of December 31, 2006. The effect of adoption resulted in increases in total assets of $14 million, total liabilities of $9 million and stockholders’ equity of $5 million.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN No. 48 will become effective in the first quarter of 2007. The company does not expect the effect of adoption to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company in 2008. The company is currently evaluating the potential impact of adopting SFAS No. 157.

Financial Statement Index

Discontinued Operations

The company’s discontinued operations reported after-tax income of $0.5 million in 2006, representing the results of two small Fisher businesses held for sale.

The company had after-tax gains of $2 million in 2006 and $25 million in 2005 from the disposal of discontinued operations. The 2006 gains represent additional proceeds from the sale of several businesses prior to 2004, net of a charge for the settlement of an indemnification claim that arose from a divested business.

An after-tax gain of $17 million arose from the September 2005 sale of the company’s point of care and rapid diagnostics business for $53 million in cash. Revenues and pre-tax loss of the divested business totaled $30 million and $1 million, respectively, in 2004 and revenues and pre-tax income totaled $27 million and $1 million, respectively, in 2005 through the date of sale. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In addition to the sale of this business, the company had after-tax gains aggregating $8 million in 2005 from the sale of abandoned real estate; additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments; and the settlement of litigation and an arbitration award related to a divested business.

2005 Compared With 2004

Continuing Operations

Sales in 2005 were $2.633 billion, an increase of $427 million (19%) from 2004. Sales increased $337 million (15%) due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $4.5 million in 2005. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $94 million (4%) primarily due to increased demand, and to a lesser extent, price increases, as described by segment below. Growth was strong in Asia and moderate in North America and Europe.

Operating Income Margin	2005	2004

Consolidated	10.0%	10.8%

Operating income was $263 million in 2005, compared with $238 million in 2004. Operating income increased due to higher sales, including revenues from acquisitions, offset in part by the items discussed below. Operating income margin decreased to 10.0% in 2005 from 10.8% in 2004, primarily due to $55 million of higher amortization expense for acquisition-related intangible assets and $10 million of higher charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition. These factors were offset in part by higher profitability from the increase in revenues and, to a lesser extent, price increases.

In 2005, the company recorded restructuring and other costs, net, of $30 million, including charges to cost of revenues of $13 million, primarily for the sale of inventories revalued at the date of acquisition. The company incurred $23 million of cash costs, primarily for severance, abandoned facilities and relocation expenses in connection with the integration of Kendro with existing businesses. In addition, the company recorded a gain of $8 million, primarily from the sale of six abandoned buildings and a charge of $2 million, principally for the writedown of a building held for sale. In 2004, the company recorded restructuring and other costs, net, of $19 million, including charges to cost of revenues of $3 million, consisting of $2 million for the sale of inventories revalued at the date of acquisition of Jouan and $1 million of accelerated depreciation on fixed assets being abandoned due to facility consolidations. The company incurred $17 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a gain of $3 million on the sale of a product line and a loss of $1 million from the writedown of abandoned equipment and the sale of two abandoned buildings.

Financial Statement Index

Segment Results

	2005	2004	Change
	(Dollars in thousands)
Revenues:
Analytical Technologies	$2,006,744	$1,814,647	11%
Laboratory Products and Services	626,283	391,348	60%

Consolidated Revenues	$2,633,027	$2,205,995	19%

Operating Income:
Analytical Technologies	$284,666	$237,018	20%
Laboratory Products and Services	86,600	42,515	104%
Other	148	—

Subtotal Reportable Segments	371,414	279,533	33%

Cost of Revenues Charges	(13,387)	(3,361)
Restructuring and Other Costs, Net	(16,900)	(15,829)
Amortization of Acquisition-related Intangible Assets	(77,640)	(22,831)

Consolidated Operating Income	$263,487	$237,512	11%

Analytical Technologies
	2005	2004	Change
	(Dollars in thousands)

Revenues	$2,006,744	$1,814,647	11%

Operating Income Margin	14.2%	13.1%	1.1 pts.

Sales in the Analytical Technologies segment increased $192 million (11%) to $2.007 billion in 2005. Sales increased $96 million due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $4 million in 2005. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $100 million (6%) due to higher broad-based demand from life science and industrial customers combined with strong market response to new products and, to a lesser extent, price increases. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments; and, to a lesser extent, equipment sold to commodity markets including steel, petroleum and cement; instruments used in environmental and security applications; and anatomical pathology products.

Operating income margin was 14.2% in 2005 and 13.1% in 2004. The increase resulted from profit on incremental revenue, and to a lesser extent, price increases and productivity improvements, including cost reduction measures following restructuring actions.

Financial Statement Index

Laboratory Products and Services
	2005	2004	Change
	(Dollars in thousands)

Revenues	$626,283	$391,348	60%

Operating Income Margin	13.8%	10.9%	2.9 pts.

Sales in the Laboratory Products and Services segment increased $235 million (60%) to $626 million in 2005. Sales increased $241 million due to acquisitions (principally Kendro), net of divestitures. Currency translation had an immaterial effect on revenues. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues decreased $6 million (1.5%) due to slightly lower demand for laboratory equipment used for sample preparation, processing and storage.

Operating income margin increased to 13.8% in 2005 from 10.9% in 2004. The increase resulted from inclusion of higher margin revenues from Kendro as well as productivity improvements, including cost reduction measures following restructuring actions.

Other Income, Net

The company reported other income, net, of $22 million both in 2005 and 2004 (Note 4). Interest income increased to $12 million in 2005 from $9 million in 2004, primarily due to higher invested cash balances following the sale of Spectra-Physics in July 2004 and, to a lesser extent, increased market interest rates, offset in part by cash used to fund acquisitions. Interest expense increased to $27 million in 2005 from $11 million in 2004, as a result of debt used to partially fund the Kendro acquisition and, to a lesser extent, higher rates associated with the company’s variable-rate debt.

During 2005 and 2004, the company had gains on investments, net, of $35 million and $21 million, respectively. The gains included $29 million in 2005 and $10 million in 2004 from the sale of shares of Thoratec and a loss of $1 million in 2005 from the sale of shares of Newport, in addition to other gains from the company’s investment portfolio activity. Other income in 2005 and 2004 also includes net currency transaction gains and equity in earnings of unconsolidated subsidiaries.

Provision for Income Taxes

The company’s effective tax rate was 30.6% and 15.8% in 2005 and 2004, respectively. The provision for income taxes in 2005 includes $4 million for the estimated effect of a tax audit of prior years in a non-U.S. country. The effect of this charge increased the effective tax rate in 2005 by 1.5 percentage points. The effective tax rate was lower in 2004 primarily due to $34 million of tax benefits associated with the completion of tax audits. The company’s federal tax returns and those of several subsidiaries were under audit for the period 1998 to 2000. In 2004 and early 2005, the IRS and the company reached final settlements of the audits and the company determined that previously unrecognized tax benefits were realizable. In addition, audits of state tax returns were also completed in 2004. This tax benefit reduced the company’s effective tax rate in 2004 by 13.0 percentage points.

Discontinued Operations

The company had after-tax gains of $25 million in 2005 and $100 million in 2004 from the disposal of discontinued operations and $43 million of after-tax income in 2004 from discontinued operations.

An after-tax gain of $17 million arose from the September 2005 sale of the company’s point of care and rapid diagnostics business for $53 million in cash. Revenues and pre-tax loss of the divested business totaled $30 million and $1 million, respectively, in 2004 and revenues and pre-tax income totaled $27 million and $1

Financial Statement Index

million, respectively, in 2005 through the date of sale. In addition to the sale of this business, the company had after-tax gains aggregating $8 million in 2005 from the sale of abandoned real estate; additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments; and the settlement of litigation and an arbitration award related to a divested business.

In July 2004, the company completed the sale of its Optical Technologies segment, Spectra-Physics, to Newport. The company has reclassified the results of Spectra-Physics as discontinued operations for all periods presented in the accompanying financial statements.

The company’s discontinued operations (Spectra-Physics) had revenues through the date of sale of $119 million in 2004. Net income of the discontinued operations through the date of sale in 2004 was $4.5 million, net of a tax provision of $2 million. As a result of the decision to sell Spectra-Physics, a previously unrecognized tax asset arising from the difference between the book and tax basis of Spectra-Physics became realizable and the company recorded a tax benefit as income from discontinued operations totaling $38.5 million in 2004. In addition, the company recorded a gain on the sale of Spectra-Physics of $46 million, net of a tax provision of $16 million.

The tax returns of the company and its former Trex Medical and ThermoLase businesses were under audit by the IRS. In 2004 and early 2005, the IRS and the company reached final settlements of the audits and the company determined that previously unrecognized tax benefits associated with the divested businesses totaling $53 million were realizable. These tax benefits were recorded as a gain on the disposal of discontinued operations in 2004.

In addition to the 2004 gains discussed above, the company had $1 million of after-tax gains and $1 million of tax benefits associated with discontinued operations.

Liquidity and Capital Resources

Consolidated working capital was $1.507 billion at December 31, 2006, compared with $562 million at December 31, 2005. The increase was primarily due to working capital acquired in the merger with Fisher. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $691 million at December 31, 2006, compared with $295 million at December 31, 2005. The increase was primarily due to cash acquired in the merger with Fisher.

2006

Cash provided by operating activities was $406 million during 2006, including $407 million provided by continuing operations. A reduction in current liabilities used cash of $148 million, primarily as a result of merger-related payments made following completion of the transaction totaling $157 million, including executive severance and retirement benefits, and transaction costs incurred by Fisher. Cash of $32 million was provided by collections on accounts receivable. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $30 million during 2006.

In connection with restructuring actions undertaken by continuing operations, the company had accrued $20 million for restructuring costs at December 31, 2006. The company expects to pay approximately $7 million of this amount for severance and retention, primarily through 2007, and $1 million for other costs, primarily through 2007. The balance of $12 million will be paid for lease obligations over the remaining terms of the leases, with approximately 67% to be paid through 2007 and the remainder through 2013. In addition, at December 31, 2006, the company had accrued $35 million for acquisition expenses. Accrued acquisition expenses included $30 million of severance and relocation obligations, which the company expects to pay primarily through 2007. The remaining balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

Financial Statement Index

During 2006, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions, the purchase of property, plant and equipment and the sale of product lines. Cash acquired in the merger with Fisher totaled $360 million, net of transaction costs. The company expended $132 million on acquisitions and $77 million for purchases of property, plant and equipment. The company partially liquidated assets totaling $40 million in a Fisher retirement trust to fund payments that were due to former Fisher executives following the merger. The company had proceeds from the sale of product lines of $9 million. Investing activities of the company’s discontinued operations provided $5 million of cash during 2006, primarily additional proceeds from a business divested prior to 2004. In January 2007, the company acquired two businesses for an aggregate of $20 million. In February 2007, Newport repaid in full its note payable to the company, totaling $48 million.

The company’s financing activities used $260 million of cash during 2006, principally for the repurchase of $300 million of the company’s common stock and the repayment of $335 million of debt, offset in part by short-term borrowing and proceeds of stock option exercises. The company increased short-term borrowings by $177 million in 2006. The company had proceeds of $180 million from the exercise of employee stock options and $17 million of tax benefits from the exercise of stock options. In 2006, the company’s Board of Directors authorized the repurchase of $300 million of the company’s common stock through February 28, 2007. At December 31, 2006, no remaining authorization existed for future repurchases. In February 2007, the Board of Directors authorized the repurchase of up to $300 million of the company’s common stock through February 28, 2008.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2007, such expenditures will approximate $240 - $260 million. On August 29, 2006, the company negotiated a new $1 billion revolving credit agreement that became effective at the time of the merger with Fisher and replaced the company’s existing credit facilities. At December 31, 2006, borrowings of $635 million were available under the revolving credit agreement. The company believes that its existing resources, including cash and investments, future cash flow from operations, and available borrowings under its existing revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

2005

Cash provided by operating activities was $271 million during 2005, including $273 million provided by continuing operations and $2 million used by discontinued operations. Cash of $24 million was provided by an increase in other current liabilities, primarily accrued payroll and benefits due to the timing of payments, and deferred revenue, pending completion of obligations to customers. Income tax payments of approximately $13 million arose from taxes on gains on the sale of investments. The company contributed $11 million of funding to a U.K. pension plan in June 2005 (Note 5). Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $20 million in 2005.

During 2005, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions and the purchase and sale of property, plant and equipment. The company expended $933 million, net of cash acquired, for the acquisitions of Niton, R&P, Kendro and Ionalytics (Note 2). The company expended $44 million for the purchases of property, plant and equipment and had proceeds from the sale of property, principally abandoned real estate, of $16 million. Investing activities of the company’s discontinued operations provided $66 million of cash in 2005, primarily from the sale of its point of care and rapid diagnostics business in September 2005 and the sale of a building of a previously divested business in August 2005.

The company’s financing activities provided $391 million of cash during 2005, principally from the issuance of $250 million senior notes due in 2015 and a net increase in short-term borrowings of $119 million. The company received net proceeds of $27 million from the exercise of employee stock options during 2005.

The company repaid in full $570 million of borrowings under its bridge loan with cash and proceeds of new debt issuances described below. In May 2005, the company issued $250 million aggregate principal amount of 5% senior notes (the Notes) due 2015, with an effective interest rate of 5.27% after including the impact of an interest rate swap arrangement. Under the Notes’ Indenture, the company is subject to certain affirmative and negative covenants.

Financial Statement Index

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

In June 2005, the company entered into a five-year revolving credit facility with a bank group that provided up to 175 million euros. The facility carried interest at a Euribor rate plus 35 basis points. As of December 31, 2005, the company had outstanding borrowings under this facility of 105 million euros ($124 million) in two tranches with maturities in January 2006 and with a weighted average interest rate of 2.47%. The facility was terminated in 2006.

2004

Cash provided by operating activities was $265 million during 2004, including $250 million provided by continuing operations and $15 million provided by discontinued operations. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $26 million in 2004. Accounts receivable increased $34 million due primarily to higher sales of mass spectrometry and informatics product offerings. Inventories increased $21 million, due in part to increased production of mass spectrometry and spectroscopy instruments in response to higher demand for these products. Cash provided by discontinued operations of $15 million principally represents the positive cash flow of Spectra-Physics, offset in part by the payment of retained liabilities from businesses sold prior to 2003, including settlement of litigation and lease payments on abandoned facilities.

During 2004, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions for $143 million, net of cash acquired (Note 2) and the expenditure of $44 million for the purchase of property, plant and equipment, net of dispositions. Investing activities of discontinued operations provided $172 million of cash in 2004. In July 2004, the company sold Spectra-Physics to Newport Corporation for $300 million, including $200 million of initial cash proceeds. As a result of Newport assuming non-U.S. debt of Spectra-Physics that had earlier been expected to be retained by the company, and as a result of the post-closing adjustment process, the company refunded $25 million to Newport (Note 16).

The company’s financing activities used $183 million of cash during 2004, including $184 million used by continuing operations. During 2004, the company expended $232 million to repurchase 8.4 million shares of the company’s common stock. The company received net proceeds of $58 million from the exercise of employee stock options during 2004.

Off-Balance Sheet Arrangements

The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2004 - 2006 except for letters of credit, bank guarantees, surety bonds and other guarantees disclosed in the table below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $13.7 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold. The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

Financial Statement Index

Contractual Obligations and Other Commercial Commitments

The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2006.

	Payments Due by Period or Expiration of Commitment
	2007	2008 and 2009	2010 and 2011	2012 and Thereafter	Total
	(In thousands)

Contractual Obligations and Other Commercial Commitments:
Debt principal, including short term debt (a)	$478,912	$132,861	$591	$2,036,610	$2,648,974
Interest (b)	108,407	199,954	191,590	732,543	1,232,494
Capital lease obligations	4,386	5,944	2,743	1,956	15,029
Operating lease obligations	92,111	134,308	75,574	85,089	387,082
Unconditional purchase obligations (c)	110,773	7,103	984	111	118,971
Letters of credit and bank guarantees	70,014	6,303	151	160	76,628
Surety bonds and other guarantees	28,832	—	—	8,358	37,190
Other (d)	15,350	—	—	—	15,350

	$908,785	$486,473	$271,633	$2,864,827	$4,531,718

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.
(b)	For the purpose of this calculation, amounts assume interest rates on floating rate obligations remain unchanged from levels at December 31, 2006, throughout the life of the obligation.
(c)
Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.

(d)	Obligation represents funding commitments pursuant to investments held by the company.

The company holds an investment in a joint venture whereby the current party has a right to require the company to purchase its interest beginning in 2008. The purchase price is based on a multiple of pretax earnings.

The company has no material commitments for purchases of property, plant and equipment but expects that for 2007, such expenditures for its existing business will approximate $240 to $260 million.

Financial Statement Index

In disposing of assets or businesses, the company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste facilities, and unidentified tax liabilities and legal fees related to periods prior to the disposition. The company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the company has no reason to believe that these uncertainties would have a material adverse effect on its financial position, annual results of operations or cash flows.

The company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Item 1. Business-Environmental Matters for a discussion of these liabilities.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates, currency exchange rates and equity prices, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. Additionally, the company uses short-term forward contracts to manage certain exposures to currencies. The company enters into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than its subsidiaries’ local currencies. The company does not engage in extensive currency hedging activities; however, the purpose of the company’s currency hedging activities is to protect the company’s local currency cash flows related to these commitments from fluctuations in currency exchange rates. The company’s forward currency-exchange contracts principally hedge transactions denominated in euros, U.S. dollars, British pounds sterling, Canadian dollars and Swiss francs. Income and losses arising from forward contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative currency agreements.

Interest Rates

Certain of the company’s short-term available-for-sale investments, long-term notes receivable and long-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase or issuance of the financial instrument. A 10% decrease in year-end 2006 and 2005 market interest rates would result in a net negative impact to the company of $84 million and $9 million, respectively, on the net fair value of its interest-sensitive financial instruments.

In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments. A 100-basis-point increase in 90-day LIBOR at December 31, 2006 and 2005, would increase the company’s annual pre-tax interest expense by $9 million and $1 million, respectively.

Currency Exchange Rates

The company views its investment in international subsidiaries with a functional currency other than the company’s reporting currency as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in euros, British pounds sterling and Japanese yen. The effect of a change in currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. A 10% depreciation in year-end 2006 and 2005 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $324 million and $66 million, respectively.

Financial Statement Index

The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% appreciation in year-end 2006 and 2005 currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $7 million and $1 million, respectively. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2006 and 2005 currency exchange rates applied to such cash balances would result in a negative impact of $5 million and $3 million, respectively, on the company’s net income.

Equity Prices

The company’s available-for-sale investment portfolio includes equity securities that are sensitive to fluctuations in price. In addition, the company’s convertible obligations are sensitive to fluctuations in the price of the company’s common stock. Changes in equity prices would result in changes in the fair value of the company’s available-for-sale investments and convertible obligations due to the difference between the current market price and the market price at the date of purchase or issuance of the financial instrument. The company assumed Fisher’s convertible debt at the date of the merger. A 10% increase in year-end 2006 and 2005 market equity prices would reduce the fair value of the company’s convertible obligations by $128 million and $1 million, respectively.

Item 8.	Financial Statements and Supplementary Data

This data is submitted as a separate section to this report. See Item 15 “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on this evaluation, the company’s chief executive officer and chief financial officer concluded that, as of December 31, 2006, the company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a

Financial Statement Index

process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2006, the company’s internal control over financial reporting was effective.

The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting and management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, as stated in their report that appears on pages F-2 and F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting. The company acquired Fisher on November 9, 2006 and has evaluated Fisher’s internal control over financial reporting as part of its overall assessment of internal control over financial reporting at December 31, 2006.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2007 Definitive Proxy Statement) and is incorporated in this report by reference.

The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.

The information with respect to Section 16(a) beneficial ownership reporting compliance required by this Item will be contained in our 2007 Definitive Proxy Statement and is incorporated in this report by reference.

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item will be contained in our 2007 Definitive Proxy Statement and is incorporated in this report by reference. Copies of the audit committee charter, as well as the charters for the compensation committee and nominating and corporate governance committee, are available on our website at www.thermofisher.com. Paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 81 Wyman Street, Waltham, Massachusetts 02451.

The company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is incorporated in our code of business conduct and ethics that applies to all of our officers, directors and employees. A copy of our code of business conduct and ethics is available on our website at www.thermofisher.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information on our website. A paper copy of our code of business conduct and ethics may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office.

Financial Statement Index

In addition, the Board of Directors has adopted corporate governance guidelines of the company. A copy of the company’s corporate governance guidelines are available on the company’s website at www.thermofisher.com. Paper copies of the corporate governance guidelines may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office.

Item 11.   Executive Compensation

The information required by this Item will be contained in our 2007 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our 2007 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be contained in our 2007 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in our 2007 Definitive Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements (see Index on page F-1 of this report):

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

See the Exhibit Index on page 57.

Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007	THERMO FISHER SCIENTIFIC INC.

By: /s/ Marijn E. Dekkers
Marijn E. Dekkers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 1, 2007.

	Signatures	Title

By:	/s/ Marijn E. Dekkers	President, Chief Executive Officer and Director
	Marijn E. Dekkers	(Principal Executive Officer)

By:	/s/ Paul M. Meister	Chairman of the Board and Director
Paul M. Meister

By:	/s/ Peter M. Wilver	Senior Vice President and Chief Financial Officer
	Peter M. Wilver	(Principal Financial Officer)

By:	/s/ Peter E. Hornstra	Vice President and Chief Accounting Officer
	Peter E. Hornstra	(Principal Accounting Officer)

By:	/s/ Bruce L. Koepfgen	Director
Bruce L. Koepfgen

By:	/s/ Peter J. Manning	Director
Peter J. Manning

By:	/s/ Jim P. Manzi	Director
Jim P. Manzi

By:	/s/ Michael E. Porter	Director
Michael E. Porter

By:	/s/ Scott M. Sperling	Director
Scott M. Sperling

By:	/s/ Elaine S. Ullian	Director
Elaine S. Ullian

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger by and among Thermo Electron Corporation, Trumpet Merger Corporation and Fisher Scientific International Inc., dated as of May 7, 2006 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2006 [file No. 1-8002] and incorporated in this document by reference).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [File No. 1-8002] and incorporated in this document by reference).

3.2
Amendment to Thermo Fisher Scientific Inc.’s Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file No. 1-8002] and incorporated in this document by reference).

3.3
Amended and Restated Bylaws of the Company, effective as of January 17, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2007 [File No. 1-8002] and incorporated in this document by reference).

The Registrant agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to long-term debt of the Registrant or its consolidated subsidiaries.

4.1
Rights Agreement, dated as of September 15, 2005, by and between Thermo Electron Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A, the Terms of Series B Junior Participating Preferred Stock, and as Exhibit B, the Form of Rights Certificate (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 16, 2005 [File No. 1-8002] and incorporated in this document by reference).

4.2
Amendment No. 1 to the Rights Agreement, dated as of May 7, 2006, between Thermo Electron Corporation and American Stock Transfer & Trust Company, as rights agent (filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form 8-A/A filed May 12, 2006 [File No. 1-8002] and incorporated in this document by reference).

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

10.3
Thermo Fisher Scientific Inc. Directors Stock Option Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.4
Thermo Electron Corporation 2003 Annual Incentive Award Plan, effective May 14, 2003 (filed as Appendix B to the Registrant’s Definitive Proxy on Schedule 14A for the 2003 Annual Shareholders Meeting [File No. 1-8002] and incorporated in this document by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.5	Thermo Fisher Scientific Equity Incentive Plan, as amended and restated as of November 9, 2006.

10.6	Thermo Fisher Scientific 2001 Equity Incentive Plan, as amended and restated as of November 9, 2006.

10.7	Thermo Fisher Scientific Employees’ Equity Incentive Plan, as amended and restated as of November 9, 2006.

10.8
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

Each of the plans listed in Exhibits 10.9 to 10.21 originally provided for the grant of options to acquire the shares of the Registrant’s formerly majority-owned subsidiaries. In connection with the reorganization of the Registrant commenced in 1999, all of the Registrant’s formerly majority-owned subsidiaries were taken private and as a result, these plans were frozen and all of the options originally granted under the plans ultimately became options to purchase shares of Common Stock of the Registrant.

10.9
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

10.10
Amended and Restated Thermo Coleman Corporation Equity Incentive Plan (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference). (Thermo Coleman merged with Thermo Electron on October 15, 1999.)

10.11
Equity Incentive Plan of Thermo Sentron Inc. (filed as Exhibit 10.7 to Thermo Sentron’s Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated in this document by reference). (Thermo Sentron merged with Thermedics Inc. on April 4, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

10.12
Equity Incentive Plan of Thermedics Detection Inc. (filed as Exhibit 10.7 to Thermedics Detection’s Registration Statement on Form S-1 [File No. 333-19199] and incorporated in this document by reference). (Thermedics Detection merged with Thermedics on April 12, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

10.13
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

10.14
Amended and Restated Equity Incentive Plan of ThermoQuest Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of ThermoQuest for the quarter ended July 3, 1999 [File No. 1-14262] and incorporated in this document by reference). (ThermoQuest merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

10.15
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

10.16
Amended and Restated Equity Incentive Plan of Thermo Optek Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Thermo Optek for the quarter ended July 3, 1999 [File No. 1-11757] and incorporated in this document by reference). (Thermo Optek merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

10.17
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

10.18
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

10.20
1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as Exhibit 10.6 of Amendment No. 1 to Spectra-Physics’ Registration Statement on Form S-1 [File No. 333-38329] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)

10.21
2000 Spectra-Physics Lasers, Inc. Stock Incentive Plan (filed as Exhibit 10.1 to Spectra-Physics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-23461] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)

10.22
Description of Amendments to Certain Stock Option Plans made in February 2002 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.23
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

10.24	Amended and Restated Employment Agreement between the Registrant and Marijn Dekkers (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2002.

10.25
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).

10.26
Form of Executive Change in Control Retention Agreement dated November 19, 2003, between the Registrant and its executive officers (other than Marijn Dekkers) and certain other key employees (filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.27
Form of Amendment to Executive Change in Control Retention Agreement dated November 9, 2006 between the Registrant and certain key employees and executive officers who signed original agreements prior to November 9, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.28
Form of Amendment to Executive Change in Control Retention Agreement dated November 9, 2006 between the Registrant and certain persons who became executives on or after November 9, 2006 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.29
Form of Executive Severance Agreement dated November 19, 2003, between the Registrant and its executive officers (other than Marijn Dekkers) and certain other key employees (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.30
Amendment No. 1 to Executive Severance Agreement with Marc Casper, dated as of November 9, 2006(filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.31
Amendment No. 1 to Executive Severance Agreement with Guy Broadbent, dated as of November 9, 2006 (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.32
Restricted Stock Units Agreement dated November 19, 2003, by and between the Registrant and Marc Casper (filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.33
Stock Option Agreement dated December 12, 2003, by and between the Registrant and Jim Manzi (filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.34
Letter Agreement dated February 11, 2004, between the Registrant and Marijn Dekkers (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.35
Credit Agreement dated August 29, 2006, among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, Bank of America, N.A. and Barclays Bank PLC, as L/C issuers, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, Banc of America Securities LLC and Barclays Capital, as joint lead arrangers and joint book managers, Barclays Bank PLC, as syndication agent, and ABN AMRO Bank, N.V., Deutsche Bank Securities, Inc., and JP Morgan Chase Bank, N.A., as documentation agents (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.36
Letter Agreement dated February 25, 2005, between the Registrant and Marijn Dekkers (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).

10.37
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under certain of the Registrant’s equity incentive plans to officers and directors of the Registrant (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 2, 2005 [file number 1-8002] and incorporated herein by reference).

10.38
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the company’s 2005 Stock Incentive Plan to officers and directors (other than Marijn Dekkers) (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K filed May 23, 2005 [File No. 1-8002] and incorporated in this document by reference).

10.39
Form of Thermo Fisher Scientific Inc. Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans, as amended and restated on November 9, 2006 to officers and directors of the Registrant (other than Marijn Dekkers, Marc Casper and Guy Broadbent) (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

10.40
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity incentive plans to Marijn Dekkers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 2, 2005 [file number 1-8002] and incorporated in this document by reference).

10.41
Form of Thermo Fisher Scientific Inc. Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to Marijn Dekkers (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

10.42
Stock Option Agreement dated November 9, 2006 with Marc Casper (filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.43
Stock Option Agreement dated November 9, 2006 with Guy Broadbent (filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

10.44
Form of Thermo Electron Corporation Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant’s equity incentive plans to Marijn Dekkers (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed March 2, 2005 [file number 1-8002] and incorporated in this document by reference).

10.45
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to Marijn Dekkers (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

10.46
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to officers of the Registrant (other than Marijn Dekkers, Marc Casper and Guy Broadbent) (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

10.47
Restricted Stock Agreement dated February 27, 2006, by and between the Registrant and Guy Broadbent (filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [file No. 1-8002] and incorporated in this document by reference).

10.48
Restricted Stock Agreement dated November 9, 2006 with Marc Casper (filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

10.49
Restricted Stock Agreement dated November 9, 2006 with Guy Broadbent (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

10.50
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Agreement for use in connection with the grant of performance restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to officers of the Registrant (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

10.51
Summary of Thermo Fisher Scientific Inc. Annual Director Compensation (filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

10.52
Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.53
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended for awards granted on or after November 9, 2006 (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file number 1-8002] and incorporated in this document by reference).

10.54
Letter Agreement dated November 17, 2005 between the Registrant and Marijn Dekkers (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.55
Letter Agreement dated February 27, 2006, between the Registrant and Marijn Dekkers filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.56
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).

10.57
Summary of 2007 Annual Cash Incentive Plan Matters (set forth in Item 1.01 to the Registrant’s Current Report on Form 8-K dated filed March 1, 2007 [File No. 1-8002] in the first two paragraphs under heading “2007 Executive Compensation Matters” and incorporated herein by reference).

10.58
Marijn Dekkers Waiver Letter, dated as of May 7, 2006 ((filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed May 11, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.59
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.60
Noncompetition Agreement between the Registrant and Marc Casper, dated as of November 9, 2006 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.61
Noncompetition Agreement between the Registrant and Guy Broadbent, dated as of November 9, 2006 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.62
Amended and Restated Employment Agreement, dated as of December 31, 2003, between Fisher Scientific International Inc. and Paul M. Meister (filed as Exhibit 10.2 to Fisher Scientific International Inc.’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004 and incorporated in this document by reference).

10.63
Amendment to Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and Paul M. Meister (filed as Exhibit 10.03 to Fisher Scientific International Inc.’s. Quarterly Report on Form 10-Q filed August 4, 2005 [file No. 1-10920] and incorporated in this document by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.64
Second Amendment to Employment Agreement, dated as of January 10, 2006, between Fisher Scientific International Inc. and Paul M. Meister (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s. Current Report on Form 8-K filed January 11, 2006 [file No. 1-10920] and incorporated in this document by reference).

10.65
Fisher Scientific International Inc. Incentive Compensation Plan, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10.6 to Fisher Scientific International Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2002, filed March 21, 2003 [file No. 1-10920] and incorporated in this document by reference).

10.66
Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.11 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 filed March 24, 1993 [file No. 1-10920] and incorporated in this document by reference).

10.67
First Amendment to the Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [file No. 1-10920] and incorporated in this document by reference).

10.68
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 filed March 24, 1993 [file No. 1-10920] and incorporated in this document by reference).

10.69
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.70
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [file No. 1-10920] and incorporated in this document by reference).

10.71
Fisher Scientific International Inc. 2001 Equity and Incentive Plan, effective as of May 16, 2001 (filed as Annex I to Fisher Scientific International Inc.’s definitive proxy statement filed April 12, 2001 [file No. 1-10920] and incorporated in this document by reference).

10.72
Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2001 Equity and Incentive Plan) (filed as Exhibit 10.1 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004 [file No. 1-10920] and incorporated in this document by reference).

10.73
Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options - Fisher Scientific International Inc. 2003 Equity and Incentive Plan) (filed as Exhibit 10.2 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004 [file No. 1-10920] and incorporated in this document by reference).

10.74
Form of Non-Qualified Stock Option Agreement pursuant to the Fisher Scientific International Inc. 2001 Equity and Incentive Plan and 2003 Equity and Incentive Plan (filed as Exhibit 10.1 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 9, 2005 [file No. 1-10920] and incorporated in this document by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.75
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005 (filed as Exhibit A to Fisher Scientific International Inc.’s definitive proxy statement filed April 4, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.76
Form of 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed June 10, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.77
Form of Performance Based Restricted Stock Unit Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed December 19, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.78
Fisher Scientific International Inc. Executive Retirement and Savings Program, originally effective August 1, 1992, as restated effective June 23, 1997 (filed as Exhibit 10.60 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.79
First amendment to the Fisher Scientific International Inc. Executive Retirement and Savings Program (filed as Exhibit 10.61 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.80
Second Amendment to the Fisher Scientific International Inc. Executive Retirement and Savings Program (filed as Exhibit 10.03 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.81	Description of Amendments made in November 2006 to certain Fisher Scientific International Inc. Restricted Stock Unit Awards.

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

ANNUAL REPORT ON FORM 10-K
INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a):
Page

Schedule II – Valuation and Qualifying Accounts	F-72

Note:
All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or in the notes thereto.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thermo Fisher Scientific Inc.:

We have completed integrated audits of Thermo Fisher Scientific Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - (Continued)

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2007

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(In thousands except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenues (Notes 1 and 3)	$3,791,617	$2,633,027	$2,205,995

Costs and Operating Expenses:
Cost of revenues (Note 15)	2,223,557	1,438,079	1,191,516
Selling, general and administrative expenses	1,110,205	761,786	626,458
Research and development expenses	170,184	152,775	134,680
Restructuring and other costs, net (Note 15)	45,712	16,900	15,829

	3,549,658	2,369,540	1,968,483

Operating Income	241,959	263,487	237,512
Other Income (Expense), Net (Note 4)	(32,589)	22,411	21,707

Income from Continuing Operations Before Provision for Income Taxes	209,370	285,898	259,219
Provision for Income Taxes (Note 6)	(43,054)	(87,597)	(40,852)

Income from Continuing Operations	166,316	198,301	218,367
Income from Discontinued Operations (net of income tax provision of $233 in 2006; includes income tax benefit of $36,321 in 2004; Note 16)	543	—	43,018
Gain on Disposal of Discontinued Operations, Net (net of income tax provision of $1,146 and $16,341 in 2006 and 2005; includes income tax benefit of $36,728 in 2004; Note 16)	2,076	24,917	100,452

Net Income	$168,935	$223,218	$361,837

Earnings per Share from Continuing Operations (Note 7)
Basic	$.85	$1.23	$1.34
Diluted	$.82	$1.21	$1.31

Earnings per Share (Note 7)
Basic	$.86	$1.38	$2.22
Diluted	$.84	$1.36	$2.17

Weighted Average Shares (Note 7)
Basic	196,057	161,587	163,133
Diluted	203,672	165,334	167,641

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET
(In thousands)
	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$667,434	$214,326
Short-term investments, at quoted market value (Note 9)	23,762	80,661
Accounts receivable, less allowances of $45,011 and $21,841	1,392,743	560,172
Inventories	1,164,465	359,392
Deferred tax assets (Note 6)	209,172	79,586
Other current assets	201,960	59,763

	3,659,536	1,353,900

Property, Plant and Equipment, at Cost, Net	1,256,727	280,654

Acquisition-related Intangible Assets, Net (Note 2)	7,511,565	450,740

Other Assets (Note 2)	309,421	200,080

Goodwill (Note 2)	8,524,989	1,966,195

	$21,262,238	$4,251,569

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET - (Continued)
(In thousands except share amounts)
	December 31,
	2006	2005

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 10)	$483,298	$130,137
Accounts payable	630,815	153,475
Accrued payroll and employee benefits	253,342	114,707
Accrued income taxes	60,309	55,147
Deferred revenue	121,319	85,592
Customer deposits	52,148	38,229
Other accrued expenses (Notes 2, 15 and 16)	551,090	214,375

	2,152,321	791,662

Deferred Income Taxes (Note 6)	2,557,479	65,015

Other Long-term Liabilities (Note 5)	459,906	132,950

Long-term Obligations (Note 10)	2,180,705	468,630

Commitments and Contingencies (Note 11)

Shareholders’ Equity (Notes 5 and 12):
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 424,240,292 and 181,817,452 shares issued	424,240	181,817
Capital in excess of par value	11,810,423	1,421,382
Retained earnings	1,773,410	1,604,475
Treasury stock at cost, 7,635,184 and 19,335,163 shares	(246,404)	(437,707)
Deferred compensation	—	(3,834)
Accumulated other comprehensive items (Note 8)	150,158	27,179

	13,911,827	2,793,312

	$21,262,238	$4,251,569

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2006	2005	2004

Operating Activities
Net income	$168,935	$223,218	$361,837
Income from discontinued operations (Note 16)	(543)	—	(43,018)
Gain on disposal of discontinued operations, net (Note 16)	(2,076)	(24,917)	(100,452)

Income from continuing operations	166,316	198,301	218,367

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	240,773	123,272	66,141
Noncash restructuring and other costs, net (Note 15)	17,445	1,700	1,156
Deferred income taxes	(73,627)	(5,417)	3,004
Gain on investments, net (Notes 4 and 9)	(733)	(35,319)	(20,838)
Noncash equity compensation (Note 5)	69,370	2,803	1,757
Noncash charges for the sale of inventories revalued at the date of acquisition	74,749	12,839	2,254
Other noncash expenses, net	12,921	5,400	7,964
Changes in current accounts, excluding the effects of acquisitions and dispositions:
Accounts receivable	32,129	(63,873)	(34,296)
Inventories	7,860	6,258	(21,456)
Other current assets	(3,237)	(4,254)	5,678
Accounts payable	11,089	6,740	12,939
Other current liabilities	(147,568)	24,338	7,337

Net cash provided by continuing operations	407,487	272,788	250,007
Net cash provided by (used in) discontinued operations	(1,833)	(1,875)	14,503

Net cash provided by operating activities	405,654	270,913	264,510

Investing Activities
Cash acquired in Fisher merger, net of transaction costs (Note 2)	359,868	—	—
Acquisitions, net of cash acquired (Note 2)	(131,953)	(933,218)	(143,010)
Proceeds from sale of available-for-sale investments (Note 4)	155,605	363,719	634,967
Purchases of available-for-sale investments	(87,821)	(231,900)	(611,095)
Proceeds from maturities of available-for-sale investments	1,900	129	29,819
Purchases of property, plant and equipment	(76,797)	(43,545)	(49,985)
Proceeds from sale of property, plant and equipment	5,789	16,151	5,511
Distribution from retirement trust to fund disbursements	39,941	—	—
Proceeds from sale of product lines and businesses, net of cash divested (Note 2)	8,590	5,661	—
Proceeds from sale of other investments (Note 4)	2,386	5,970	26
Collection of notes receivable	2,805	—	178
Increase in other assets	(1,281)	(2,489)	(2,506)
Other	(403)	431	(1,579)

Net cash provided by (used in) continuing operations	278,629	(819,091)	(137,674)
Net cash provided by discontinued operations	4,818	65,611	171,827

Net cash provided by (used in) investing activities	$283,447	$(753,480)	$34,153

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
(In thousands)

Year Ended December 31,
2006	2005	2004

Financing Activities
Redemption and repayment of long-term obligations (Note 10)	$(334,585)	$(212)	$(1,288)
Increase (decrease) in short-term notes payable	176,774	119,048	(7,938)
Net proceeds from issuance of long-term debt	—	246,851	—
Borrowings under short-term bridge financing agreements	—	570,000	—
Repayment of bridge financing agreement	—	(570,000)	—
Purchases of company common stock	(300,000)	—	(231,530)
Net proceeds from issuance of company common stock (Note 5)	180,333	27,191	57,636
Excess tax benefits from exercised stock options (Note 5)	17,382	—	—
Other	—	(2,018)	(548)

Net cash provided by (used in) continuing operations	(260,096)	390,860	(183,668)
Net cash provided by discontinued operations	—	—	445

Net cash provided by (used in) financing activities	(260,096)	390,860	(183,223)

Exchange Rate Effect on Cash of Continuing Operations	24,103	(20,853)	16,522
Exchange Rate Effect on Cash of Discontinued Operations	—	—	(849)

Increase (Decrease) in Cash and Cash Equivalents	453,108	(112,560)	131,113
Cash and Cash Equivalents at Beginning of Year	214,326	326,886	195,773

Cash and Cash Equivalents at End of Year	$667,434	$214,326	$326,886

See Note 14 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
AND SHAREHOLDERS’ EQUITY
(In thousands except share amounts)
	Year Ended December 31,
	2006	2005	2004

Comprehensive Income
Net Income	$168,935	$223,218	$361,837

Other Comprehensive Items (Note 8):
Currency translation adjustment	118,569	(105,033)	96,800
Unrealized gains (losses) on available-for-sale investments, net of reclassification adjustment and net of tax	(33)	15,309	(9,970)
Unrealized gains (losses) on hedging instruments, net of tax	204	(1,921)	2,528
Minimum pension liability adjustment, net of tax	(944)	(13,502)	(3,023)

	117,796	(105,147)	86,335

	$286,731	$118,071	$448,172

Shareholders’ Equity
Common Stock, $1 Par Value:
Balance at beginning of year (181,817,452; 179,818,648; and 175,479,994 shares)	$181,817	$179,819	$175,480
Issuance of shares for merger with Fisher (251,164,572 shares)	251,165	—	—
Issuance of shares for conversion of debt (1,668,141 shares)	1,668	—	—
Retirement of treasury shares (20,000,000 shares)	(20,000)	—	—
Issuance of stock under employees’ and directors’ stock plans (9,590,127; 1,998,804; and 4,338,654 shares)	9,590	1,998	4,339

Balance at end of year (424,240,292; 181,817,452; and 179,818,648 shares)	424,240	181,817	179,819

Capital in Excess of Par Value:
Balance at beginning of year	1,421,382	1,381,448	1,298,881
Elimination of deferred compensation (Note 5)	(3,834)	—	—
Issuance of equity for merger with Fisher	10,028,949	—	—
Fair value of Fisher convertible debt allocable to equity	546,783	—	—
Issuance of shares for conversion of debt	67,988	—	—
Retirement of treasury shares	(500,400)	—	—
Activity under employees’ and directors’ stock plans	162,775	33,296	66,562
Equity compensation (Note 5)	69,371	—	—
Tax benefit related to employees’ and directors’ stock plans	17,409	6,638	16,005

Balance at end of year	11,810,423	1,421,382	1,381,448

Retained Earnings:
Balance at beginning of year	1,604,475	1,381,257	1,019,420
Net income	168,935	223,218	361,837

Balance at end of year	$1,773,410	$1,604,475	$1,381,257

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
AND SHAREHOLDERS’ EQUITY - (Continued)
(In thousands except share amounts)
	Year Ended December 31,
	2006	2005	2004

Treasury Stock:
Balance at beginning of year (19,335,163; 19,269,245; and 10,416,770 shares)	$(437,707)	$(435,779)	$(192,469)
Purchases of company common stock (7,881,113 and 8,448,800 shares)	(300,000)	—	(231,530)
Retirement of treasury shares (20,000,000 shares)	520,400	—	—
Activity under employees’ and directors’ stock plans (418,908; 65,918; and 403,675 shares)	(29,097)	(1,928)	(11,780)

Balance at end of year (7,635,184; 19,335,163; and 19,269,245 shares)	(246,404)	(437,707)	(435,779)

Deferred Compensation (Note 5):
Balance at beginning of year	(3,834)	(2,561)	(2,834)
Elimination of deferred compensation	3,834	—	—
Awards under employees’ stock plans	—	(4,076)	(1,680)
Amortization of deferred compensation	—	2,803	1,757
Forfeitures under employees’ stock plans	—	—	196

Balance at end of year	—	(3,834)	(2,561)

Accumulated Other Comprehensive Items (Note 8):
Balance at beginning of year	27,179	161,366	83,215
Initial impact upon adoption of SFAS No. 158, net of taxes	5,183	—	—
Other comprehensive items	117,796	(134,187)	78,151

Balance at end of year	150,158	27,179	161,366

	$13,911,827	$2,793,312	$2,665,550

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

A world leader in serving science, Thermo Fisher Scientific Inc. (the company, formerly Thermo Electron Corporation) enables customers to make the world healthier, cleaner and safer. The company offers customers a complete range of high-end analytical instruments, software, services, consumables and reagents to enable integrated laboratory workflow solutions and a complete portfolio of laboratory equipment, chemicals, supplies and services used in healthcare, scientific research, safety and education. Markets served include pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental and industrial process control settings.

Principles of Consolidation

On November 9, 2006, the company completed a merger with Fisher Scientific International Inc. Fisher’s accounts and results are included in the accompanying financial statements from that date (Note 2). The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. Also, the company consolidates variable interest entities in which the company bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of entities’ expected returns. The company does not currently have any material investments in entities it consolidates as variable interest entities. All material intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Presentation

In July 2004, the company sold Spectra-Physics, Inc., its optical technologies segment. The results of operations and cash flows of Spectra-Physics have been classified as discontinued operations in the accompanying financial statements (Note 16). Two small business units acquired as part of the merger with Fisher Scientific International Inc. (Note 2) are also included in discontinued operations. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Revenue Recognition and Accounts Receivable

Revenue is recognized after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or delivery or completion of services. If customer-specific acceptance criteria exists, the company recognizes revenue after demonstrating adherence to the acceptance criteria. The company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. When a portion of the customer’s payment is not due until installation or acceptance, the company defers that portion of the revenue until completion of installation or acceptance has been obtained. Revenues for training are deferred until the service is completed. Revenues for extended service contracts are recognized ratably over the contract period. Provisions for discounts, warranties, rebates to customers, returns and other adjustments are provided for in the period the related sales are recorded.

The company’s informatics businesses recognize revenue from the sale of software. License fee revenues relate primarily to sales of perpetual licenses to end-users and are recognized when a formal agreement exists, the license fee is fixed and determinable, delivery of the software has occurred and collection is probable. Software arrangements with customers often include multiple elements, including software products, maintenance and support. The company recognizes software license fees based on the residual method after all elements have either been delivered or vendor specific objective evidence (VSOE) of fair value exists for such undelivered elements. In the event VSOE is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. Revenues from

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

software maintenance and support contracts are recognized on a straight-line basis over the term of the contract, which is generally a period of one year. VSOE of fair value of software maintenance and support is determined based on the price charged for the maintenance and support when sold separately. Revenues from training and consulting services are recognized as services are performed, based on VSOE, which is determined by reference to the price customers pay when the services are sold separately.

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

The company records shipping and handling charges billed to customers in net sales and records shipping and handling costs in cost of goods sold for all periods presented.

Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2006 balance sheet will be recognized within one year.

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

Balance at December 31, 2004	$27,369
Provision charged to income	29,122
Usage	(25,200)
Acquisitions	6,763
Adjustments to previously provided warranties, net	(1,947)
Other, net (a)	(2,654)

Balance at December 31, 2005	33,453
Provision charged to income	41,262
Usage	(36,587)
Acquisitions	5,611
Adjustments to previously provided warranties, net	(500)
Other, net (a)	2,225

Balance at December 31, 2006	$45,464

       (a)  Primarily represents the effects of currency translation.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the company’s 3.25% Subordinated Convertible Debentures and the elimination of the related interest expense, and use of the treasury stock method for the remaining convertible obligations, warrants and the exercise of stock options, as well as their related income tax effects (Note 7).

Cash and Cash Equivalents

Cash equivalents consists principally of money market funds, commercial paper and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Investments

The company’s marketable equity and debt securities that are part of its cash management activities are considered short-term investments in the accompanying balance sheet. Such securities principally represent available-for-sale investments. In addition, the company owns marketable equity securities that represent less than 20% ownership and for which the company does not have the ability to exert significant influence. Such investments are also considered available-for-sale. All available-for-sale securities are carried at market value, with the difference between cost and market value, net of related tax effects, recorded in the “Accumulated other comprehensive items” component of shareholders’ equity (Notes 8 and 9). Decreases in market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment, and the company assesses the need to write down the carrying amount of the investments to market value through other income, net, in the accompanying statement of income.

The company has securities held in a rabbi trust for a legacy Fisher supplemental nonqualified executive retirement program, as more fully described in Note 5 - Employee Benefit Plans. These securities had a fair market value of approximately $33 million at December 31, 2006. The assets held in the rabbi trust are comprised of 69% cash and cash equivalents, 16% debt securities and 15% equity securities at December 31, 2006. The debt and equity securities are classified as available-for-sale. Of the total $33 million of securities held as of December 31, 2006, $24.4 million is expected to be paid to participants in 2007 and was included in other current assets, while the remainder was recorded in other assets.

Other investments for which there is not a readily determinable market value are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investment accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2006 and 2005, the company had cost method investments with carrying amounts of $9.6 million and $2.5 million, respectively, which are included in other assets.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

Inventories

Inventories — Inventories are valued at the lower of cost or market, cost being determined principally by the first-in, first-out (“FIFO”) method with certain of the company’s subsidiaries utilizing the last-in, first-out (“LIFO”) method. The company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. In addition, the company has certain inventory that is subject to fluctuating market pricing. The company assesses the carrying value of this inventory based on a lower of cost or market analysis. The company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in the cost of revenues line item within the statement of operations. The components of inventories are as follows:

	December 31,
	2006	2005
	(In thousands)

Raw Materials	$307,666	$133,774
Work in Progress	121,730	50,043
Finished Goods	735,069	175,575

	$1,164,465	$359,392

The value of inventory maintained using the LIFO method was $177.3 million at December 31, 2006, which approximated estimated replacement cost as all inventory accounted for under the LIFO method was acquired in the merger with Fisher and was recorded at its fair market value on November 9, 2006.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 25 to 40 years; machinery and equipment, 3 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and only resulting gain or loss is reflected in the accompanying results of operations. Property, plant and equipment consists of the following:

	December 31,
	2006	2005
	(In thousands)

Land	$146,515	$29,743
Buildings and Improvements	506,159	152,943
Machinery, Equipment and Leasehold Improvements	880,321	332,699

	1,532,995	515,385
Less: Accumulated Depreciation and Amortization	276,268	234,731

	$1,256,727	$280,654

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $69.9 million, $45.6 million and $43.3 million in 2006, 2005 and 2004, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

Acquisition-related Intangible Assets and Other Assets

Other assets in the accompanying balance sheet include deferred tax assets, notes receivable, cash surrender value of life insurance, deferred debt expense, capitalized catalog costs, cost-method investments and other assets. Acquisition-related intangible assets include the costs of acquired product technology, patents, trademarks and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 20 years. In addition, the company has trademarks that it acquired in the merger with Fisher that have indefinite lives and which are not amortized. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate they may be impaired. Acquisition-related intangible assets are as follows:

	Gross	Accumulated Amortization	Net
(In thousands)
2006
Definite Lives:
Customer relationships	$4,732,738	$(184,379)	$4,548,359
Product technology	1,009,617	(64,002)	945,615
Trademarks	696,359	(12,130)	684,229
Patents	18,161	(14,209)	3,952
Other	4,217	(1,720)	2,497

	6,461,092	(276,440)	6,184,652
Indefinite Lives:
Trademarks	1,326,913	—	1,326,913

	$7,788,005	$(276,440)	$7,511,565

2005
Definite Lives:
Customer relationships	$388,186	$(58,713)	$329,473
Product technology	143,826	(29,494)	114,332
Trademarks	2,838	(1,399)	1,439
Patents	18,508	(13,405)	5,103
Other	1,570	(1,177)	393

	$554,928	$(104,188)	$450,740

The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows (in thousands):

2007	$577,922
2008	574,645
2009	562,833
2010	487,735
2011	453,018
2012 and thereafter	3,528,499

$6,184,652

Amortization of acquisition-related intangible assets was $170.8 million, $77.6 million and $22.8 million in 2006, 2005 and 2004, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

The company completed annual tests for impairment at December 31, 2006 and 2005, and determined that goodwill was not impaired. The company used an income approach to determine the fair value of its reporting units.

The changes in the carrying amount of goodwill by segment are as follows:

	Analytical Technologies	Laboratory Products and Services	Total
	(In thousands)

Balance at December 31, 2004	$1,089,236	$423,789	$1,513,025
Acquisitions	38,744	465,000	503,744
Write off due to sale of businesses	(15,536)	—	(15,536)
Tax liabilities of acquired businesses	10,723	1,111	11,834
Currency translation	(29,716)	(16,106)	(45,822)
Other	(1,131)	81	(1,050)

Balance at December 31, 2005	1,092,320	873,875	1,966,195
Acquisitions	2,121,088	4,396,330	6,517,418
Finalization of purchase price allocation for Kendro	—	(13,044)	(13,044)
Write off due to sale of businesses	(6,792)	—	(6,792)
Currency translation	40,860	19,129	59,989
Other	806	417	1,223

Balance at December 31, 2006	$3,248,282	$5,276,707	$8,524,989

Asset Retirement Obligations

The company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143 (“FIN 47”). The company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense. The company provides for asset retirement obligations when such amounts can be reasonably estimated, regardless of whether the settlement is conditional on a future event. At December 31, 2006, the company had recorded asset retirement obligations of $22.9 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

Accounts Payable

The company, in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” reclassifies net book overdrafts to accounts payable at period end. Amounts reclassified to accounts payable totaled $97.2 million at December 31, 2006. Bank overdrafts of $3.9 million at December 31, 2006 were reclassified to short-term debt.

Loss Contingencies

Accruals are recorded for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, self-insurance and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarial estimates. Additionally, the company records receivables from third-party insurers up to the amount of the loss when recovery has been determined to be probable. Liabilities acquired in the merger with Fisher have been recorded at their fair value and, as such, were discounted to their present value at the date of acquisition.

Advertising

The company expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized on a straight-line basis over its expected period of future benefit, generally two years. The company has capitalized advertising costs of $14.4 million at December 31, 2006, included in other assets in the accompanying balance sheet. Direct-response advertising consists of external catalog production and mailing costs, and amortization begins on the date the catalogs are first mailed. Advertising expense, which following the merger with Fisher includes amortization of capitalized direct-response advertising, as described above, was $57.8 million, $36.0 million and $34.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in advertising expense was catalog amortization of $2.0 million for 2006.

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

Forward Contracts

The company accounts for forward currency contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, requires that all derivatives, including forward currency-exchange contracts, be recognized in the balance sheet at fair value. Derivatives that are not hedges are recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value or cash flows.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

The company uses forward currency-exchange contracts primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair-value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in euros, U.S. dollars, British pounds sterling, Canadian dollars and Swiss francs. The company enters into these currency-exchange contracts to hedge anticipated product purchases and sales and assets and liabilities arising in the normal course of business, principally accounts receivable and intercompany loans. Accordingly, the hedges are not speculative in nature. As part of the company’s overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some operating units hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using exchange contracts that have maturities of 12 months or less. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

The company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in earnings in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency losses and gains on the underlying exposure being hedged. Cash flows resulting from currency-exchange contracts qualifying as cash-flow hedges are recorded in the accompanying statement of cash flows in the same category as the item being hedged. At December 31, 2006, the company did not have any deferred gains or losses relating to forward currency-exchange contracts. The ineffective portion of the gain or loss on derivative instruments is recorded in other income, net, in the accompanying statement of income and is not material for the three years presented.

The company entered into an interest rate swap agreement in 2005 in connection with debt issued for the Kendro acquisition (Note 10).

Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN No. 48 will become effective in the first quarter of 2007. The company does not expect the impact of adoption will be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company in 2008. The company is currently evaluating the potential impact of adopting SFAS No. 157.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The company is required to recognize as a component of other comprehensive income, net of tax, the actuarial (gains) losses and prior service costs (credits) that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income will be adjusted as these amounts are later recognized in income as components of net periodic benefit cost. SFAS No. 158 is effective for the company as of December 31, 2006. The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 was as follows (in thousands):

	Before Application of SFAS No. 158	Effect of Adopting SFAS No. 158	After Application of SFAS No. 158

Other Assets	$295,099	$14,322	$309,421
Total Assets	21,247,916	14,322	21,262,238
Accrued Payroll and Employee Benefits	224,081	29,261	253,342
Total Current Liabilities	2,123,060	29,261	2,152,321
Deferred Income Taxes	2,553,403	4,076	2,557,479
Other Long-Term Liabilities	484,104	(24,198)	459,906
Total Liabilities	7,341,272	9,139	7,350,411
Accumulated Other Comprehensive Items	144,975	5,183	150,158
Total Shareholders’ Equity	13,906,644	5,183	13,911,827

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

Note 2.  Merger, Acquisitions and Dispositions

Merger with Fisher Scientific International Inc.

Thermo Electron Corporation and Fisher Scientific International Inc. (“Fisher”) announced on May 8, 2006 that the boards of directors of both companies had unanimously approved a definitive agreement to combine the two companies in a tax-free, stock-for-stock exchange. The Fisher businesses are a leading provider of products and services to the scientific research community and clinical laboratories. The Fisher businesses provide a suite of products and services to customers worldwide from biochemicals, cell-culture media and proprietary RNAi technology to rapid-diagnostic tests, safety products and other consumable supplies. Fisher had revenues of $5.4 billion in 2005. The transaction was approved by both companies’ shareholders, in separate meetings, held on August 30, 2006 and, following regulatory approvals, was completed on November 9, 2006. The results of the operations of Fisher have been included in the results of the company from the date of acquisition. Following the merger, the company was renamed Thermo Fisher Scientific Inc.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Merger, Acquisitions and Dispositions (continued)

Under the terms of the agreement, Fisher shareholders received two shares of company common stock for each share of Fisher common stock they owned. Based on the average closing price for the two trading days before and after the announcement date of $38.93 per share, this exchange represented a value of $77.86 per Fisher share, or an aggregate equity value of $10.3 billion. The company also assumed Fisher’s debt ($2.3 billion). The merger enabled the two companies to broaden their customer offerings to include a full range of analytical instruments, equipment, reagents and consumables, software and services for research, analysis, discovery and diagnostics.

Upon completion of the transaction, Thermo’s shareholders owned approximately 39 percent of the combined company, and Fisher’s shareholders owned approximately 61 percent. Based upon pre-merger members of the company’s board of directors and senior management representing a majority of the composition of the combined company’s board and senior management and the Fisher shareholders receiving a premium (as of the date preceding the merger announcement) over the fair market value of Fisher common stock on such date, the company is considered to be the acquirer for accounting purposes.

The purchase price exceeded the fair value of the acquired net assets, and accordingly, $6.44 billion was allocated to goodwill, approximately $450 million of which is expected to be deductible for tax purposes.

Acquisitions

2006

On December 14, 2006, the company’s Analytical Technologies segment acquired Cohesive Technologies Inc., a Massachusetts-based provider of advanced sample extraction and liquid chromatography products. The purchase price totaled $70.2 million in cash, subject to a post-closing adjustment. Cohesive had revenues of $13.5 million in 2006 through the date of acquisition. The acquisition of Cohesive enabled the segment to broaden its in-line sample preparation capabilities. The company expects to undertake an assessment to determine the fair value of Cohesive’s identifiable intangible assets in the first quarter of 2007. Pending completion of that assessment, an estimate of the fair value of the identifiable intangible assets has been recorded at December 31, 2006. The excess of the purchase price over the fair value of the acquired net assets or $37.0 million, has been allocated to goodwill, none of which is tax deductible.

On July 20, 2006, the company’s Analytical Technologies segment acquired GV Instruments Limited (GVI), a UK-based provider of isotope ratio mass spectrometry instruments and accessories used in earth sciences, medical and life sciences applications. The acquisition broadened the segment’s offerings of mass spectrometry products. The purchase price was $17.5 million, net of cash acquired and a post-closing adjustment refund of $4.6 million. This receivable from the sellers was accrued at December 31, 2006 and received in January 2007. GVI’s revenues totaled $19 million in its fiscal 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $14.1 million was allocated to goodwill, none of which is tax deductible.

Subsequent to the acquisition of GVI, the UK Office of Fair Trading (OFT) commenced an investigation of the transaction to determine whether it qualified for consideration under the UK Enterprise Act. On December 15, 2006, the OFT referred the transaction to the UK Competition Commission for further investigation under the Enterprise Act to determine whether the transaction results in, or may be expected to result in, a substantial lessening of competition within any market in the UK for goods or services, particularly gas isotope ratio mass spectrometers, thermal ionization mass spectrometers and multicollector inductively coupled plasma mass spectrometers. Of GVI’s sales in its fiscal 2006, $0.4 million were UK sales. The Competition Commission must prepare and publish its report within 24 weeks of the reference decision unless there are special reasons why it cannot do so. During the investigation, the company is subject to certain undertakings, which took effect

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Merger, Acquisitions and Dispositions (continued)

October 2006, that require it not to take any action that will lead to further integration of the GVI business with the company or otherwise impair the GVI business from competing independently. The company is cooperating with the Competition Commission’s investigation. There can be no assurance as to the outcome of this matter. Goodwill and other intangible assets associated with the acquisition of GVI totaled $22 million at December 31, 2006. Were the Competition Commission to require the company to divest of GVI, charges for impairment of assets could result.

On June 30, 2006, the company’s Analytical Technologies segment acquired EGS Gauging, Inc. (EGS), a Massachusetts-based provider of flat polymer web gauging products for $28.4 million, net of cash acquired, and including contingent consideration of $2.0 million based on 2006 revenues and operating results which was earned and accrued as an obligation at December 31, 2006 through an increase to goodwill. The acquisition broadened the segment’s gauging systems product offerings. EGS’s revenues totaled $25 million in 2005. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $16.1 million was allocated to goodwill, none of which is tax deductible.

In addition to these acquisitions, the company acquired a small manufacturer of on-line elemental analyzer products in the third quarter of 2006 as well as a product line and a small distributor in the second quarter of 2006 for aggregate consideration of $11.8 million.

2005

In August 2005, the company’s Analytical Technologies segment acquired Ionalytics Corporation, a Canada-based provider of a dynamic ion-filtering device used with mass spectrometers in bioanalysis, proteomics and drug discovery for $24.7 million, net of cash acquired. The acquisition of Ionalytics enabled the segment to broaden its mass spectrometry product offerings. Ionalytics did not have material revenues in 2004 as its focus was on commercially introducing its principal product to market. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $6.8 million was allocated to goodwill, all of which is tax deductible.

In May 2005, the company’s Laboratory Products and Services segment acquired the Kendro Laboratory Products division of SPX Corporation for $837.1 million, net of cash acquired, including transaction costs. Kendro designs, manufactures, markets and services, on a global basis, a wide range of laboratory equipment for sample preparation, processing and storage, used primarily in life sciences and drug discovery laboratories as well as clinical laboratories. The acquisition of Kendro broadened the segment’s product offerings and access to customers. Kendro’s revenues were $371 million in 2004. The purchase price exceeded the fair value of the acquired assets and, accordingly, $453.2 million was allocated to goodwill, approximately $185 million of which is expected to be tax deductible.

The company obtained short-term bridge financing, which permitted it to borrow $570 million to partially fund the purchase price of Kendro. The company used existing cash balances to fund the remainder of the purchase price. Subsequently, the company used a combination of short- and long-term debt instruments to refinance the bridge loan (Note 10).

In April 2005, the company’s Analytical Technologies segment completed the acquisition of Rupprecht and Patashnick Co., Inc. (R&P), a New York-based provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets for $31.0 million in cash, net of cash acquired. The acquisition of R&P enabled the segment to broaden its air monitoring product offerings. R&P’s revenues totaled $17 million in 2004. The agreement calls for additional consideration of up to $3 million through 2007 based on achieving targeted sales levels and payment of 7% of specified product sales thereafter through 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $15.5 million was allocated to goodwill, none of which is tax deductible.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Merger, Acquisitions and Dispositions (continued)

In March 2005, the Analytical Technologies segment acquired Niton LLC, a Massachusetts-based provider of portable X-ray analyzers to the metals, petrochemical and environmental markets for $43.0 million in cash, net of cash acquired and including contingent purchase price that has been earned. The agreement under which the company acquired Niton called for contingent consideration of up to $2.0 million through 2006 based on post-acquisition results. Of the total $2.0 million, $1.0 million was earned in 2005 and paid in 2006 and $1.0 million was earned in 2006 and accrued at December 31, 2006 through an increase to goodwill. The acquisition of Niton enabled the segment to expand its X-ray products to include a portable line. Niton’s revenues in 2004 totaled $36 million. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $17.4 million was allocated to goodwill, all of which is tax deductible.

2004

In September 2004, the Analytical Technologies segment broadened its informatics offerings by acquiring InnaPhase Corporation, a Pennsylvania-based supplier of laboratory information management systems for the pharmaceutical and biotechnology markets, for $64.7 million, net of cash acquired. In February 2005 the company received a post-closing adjustment of $0.5 million as a refund of part of the purchase price. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $39.8 million was allocated to goodwill, none of which is tax deductible. InnaPhase had revenues of $17.7 million in 2004, prior to it being acquired.

In April 2004, the Analytical Technologies segment expanded its service capabilities by acquiring US Counseling Services, Inc. (USCS), a Wisconsin-based supplier of equipment asset management services to the pharmaceutical, healthcare and related industries, for $74.7 million, net of cash acquired. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $54.2 million was allocated to goodwill, all of which is tax deductible. USCS reported revenues of $57 million in 2003.

In addition, in September 2004, the Analytical Technologies segment acquired a manufacturer and distributor of air quality instruments in China for $3.7 million in cash.

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

These acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and, for acquisitions completed in 2006, is subject to adjustment upon finalization of the purchase price allocation. The company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates, although for Fisher, the company expects to complete any outstanding asset valuations in the first quarter of 2007 and to finalize its rationalization plans for certain product lines, headcount and facilities no later than one year from the date of acquisition.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Merger, Acquisitions and Dispositions (continued)

Had the merger with Fisher and acquisition of Kendro been completed as of the beginning of 2005, the company’s pro forma results for 2006 and 2005 would have been as follows (in millions except per share amounts):

	2006	2005 (a)

Revenues	$8,894	$8,026

Net Income	$411	$211

Earnings per Share from Continuing Operations:
Basic	$.99	$.46
Diluted	$.96	$.45

Earnings per Share:
Basic	$1.00	$.52
Diluted	$.96	$.50

(a)
Includes $120.7 million pre-tax charge to cost of revenues for the sale of Fisher inventories revalued at the date of acquisition, $15.2 million pre-tax charge for Fisher’s in-process research and development and $36.7 million pre-tax charge for accelerated vesting of equity-based awards resulting from the change in control occurring at the date of the Fisher merger.

The company’s results for 2006 and 2005 would not have been materially different from its reported results had its other acquisitions occurred at the beginning of 2005.

The components of the preliminary purchase price allocation for Fisher are as follows:

(In thousands)

Fair Value of Common Stock Issued to Fisher Shareholders	$9,777,837
Fair Value of Fisher Stock Options and Warrants Converted into Options in Company Common Stock	502,277
Debt Assumed	2,284,657
Transaction Costs	37,511 (b)
Cash Acquired	(391,975)

$12,210,307

Allocation:
Current assets	$1,915,772
Property, plant and equipment	954,187
Acquired intangible assets	7,186,759
Goodwill	6,444,231
Other assets	312,836
Liabilities assumed	(4,056,695)
Fair value of convertible debt allocable to equity	(546,783)

$12,210,307

(b)	Of the transactions costs, $32,107 was paid in 2006 and $5,404 was accrued at December 31, 2006.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Merger, Acquisitions and Dispositions (continued)

The acquired intangible assets from the merger with Fisher are as follows:

(In thousands)
Indefinite Lives:
Trademarks	$1,326,913

Definite Lives:
Customer relationships	4,326,965
Product technology	839,348
Tradenames	693,533

$7,186,759

The weighted-average amortization periods for intangible assets with definite lives are: 14 years for customer relationships, 9 years for product technology and 10 years for tradenames. The weighted-average amortization period for all intangible assets with definite lives acquired in the merger with Fisher is 13 years.

The company has allocated $15.2 million of the purchase price for Fisher to in-process research and development, which represents the estimated fair value at November 9, 2006 related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the merger. The company has recorded as expense the value attributable to these projects at the date of the merger.

The company uses the income approach to determine the fair values of its purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. In determining the value of the in-process projects, the company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and life science technology investment risk factors. The company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Merger, Acquisitions and Dispositions (continued)
The components of the preliminary purchase price allocation for the company’s other 2006 acquisitions are as follows:

	Cohesive	GVI	EGS	Other	Total
	(In thousands)

Purchase Price:
Cash paid (a)	$70,500	$22,470	$27,817	$11,788	$132,575
Purchase price payable (receivable)	—	(4,624)	2,000	—	(2,624)
Cash acquired	(336)	(377)	(1,417)	(14)	(2,144)

	$70,164	$17,469	$28,400	$11,774	$127,807

Allocation:
Current assets	$5,200	$10,753	$7,385	$1,525	$24,863
Property, plant and equipment	995	337	806	60	2,198
Acquired intangible assets	28,874	7,780	14,635	6,420	57,709
Goodwill	36,959	14,058	16,113	6,057	73,187
Other assets	13,359	—	786	1,626	15,771
Liabilities assumed	(15,223)	(15,459)	(11,325)	(3,914)	(45,921)

	$70,164	$17,469	$28,400	$11,774	$127,807

       (a)  Includes transaction costs.

       Acquired intangible assets for 2006 acquisitions other than Fisher are as follows (in thousands):

	Cohesive	GVI	EGS	Other	Total
		(In thousands)

Definite Lives:
Customer relationships	$19,376	$4,215	$9,217	$3,045	$35,853
Product technology	9,498	3,565	5,418	3,375	21,856

	$28,874	$7,780	$14,635	$6,420	$57,709

The weighted-average amortization periods for intangible assets with definite lives acquired in 2006; excluding those acquired in the merger with Fisher, are: 9 years for customer relationships and 6 years for product technology. The weighted-average amortization period for all intangible assets with definite lives acquired in 2006, including the merger with Fisher, is 13 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Merger, Acquisitions and Dispositions (continued)

The components of the purchase price allocation for 2005 acquisitions, as revised in 2006 for finalization of the purchase price allocation, are as follows:

	Niton	R&P	Kendro	Ionalytics	Total
	(In thousands)

Purchase Price:
Cash paid (a)	$41,716	$32,798	$839,264	$26,980	$940,758
Purchase price payable (b)	2,000	—	522	—	2,522
Cash acquired	(764)	(1,817)	(2,672)	(2,287)	(7,540)

	$42,952	$30,981	$837,114	$24,693	$935,740

Allocation:
Current assets	$13,240	$6,766	$122,960	$645	$143,611
Property, plant and equipment	2,157	449	62,284	170	65,060
Acquired intangible assets	17,741	15,796	330,432	18,276	382,245
Goodwill	17,385	15,532	453,165	6,827	492,909
Other assets	181	—	2,533	—	2,714
Liabilities assumed	(7,752)	(7,562)	(134,260)	(1,225)	(150,799)

	$42,952	$30,981	$837,114	$24,693	$935,740

(a)	Includes acquisition expenses.
(b)	Of the purchase price payable, $1,522 was paid in 2006 and $1,000 was accrued at December 31, 2006.

Acquired intangible assets for 2005 acquisitions are as follows:

	Niton	R&P	Kendro	Ionalytics	Total
	(In thousands)

Customer Relationships	$11,468	$12,904	$287,355	$—	$311,727
Product Technology	6,273	2,892	43,077	18,276	70,518

	$17,741	$15,796	$330,432	$18,276	$382,245

The weighted-average amortization periods for intangible assets acquired in 2005 are: 5 years for customer relationships and 6 years for product technology. The weighted-average amortization period for all intangible assets acquired in 2005 is approximately 5 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Merger, Acquisitions and Dispositions (continued)

The components of the purchase price allocation for 2004 acquisitions are as follows:

	InnaPhase	USCS	Other	Total
	(In thousands)

Purchase Price:
Cash paid (a)	$66,467	$77,785	$3,650	$147,902
Cash acquired	(1,777)	(3,115)	—	(4,892)

	$64,690	$74,670	$3,650	$143,010

Allocation:
Current assets	$4,975	$5,711	$75	$10,761
Property, plant and equipment	761	367	—	1,128
Acquired intangible assets	36,089	34,700	3,610	74,399
Goodwill	39,753	54,211	—	93,964
Other assets	4,465	3	—	4,468
Liabilities assumed	(21,353)	(20,322)	(35)	(41,710)

	$64,690	$74,670	$3,650	$143,010

(a)	Includes acquisition expenses.

Acquired intangible assets for 2004 acquisitions are as follows:

	InnaPhase	USCS	Other	Total
	(In thousands)

Customer Relationships	$22,676	$34,700	$1,805	$59,181
Product Technology	13,413	—	1,805	15,218

	$36,089	$34,700	$3,610	$74,399

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Merger, Acquisitions and Dispositions (continued)

The changes in accrued acquisition expenses for acquisitions completed during 2006 are as follows:

	Severance	Abandonment of Excess Facilities	Other	Total
	(In thousands)

Reserves established	$26,750	$3,072	$1,283	$31,105
Payments	(721)	—	—	(721)
Currency translation	24	—	—	24

Balance at December 31, 2006	$26,053	$3,072	$1,283	$30,408

       The principal acquisition expenses for 2006 acquisitions were for severance for approximately 219 employees across all functions and plans to abandon two facilities in the U.S., primarily related to the company’s merger with Fisher.

The changes in accrued acquisition expenses for acquisitions completed prior to 2006 are as follows:

	Severance	Abandonment of Excess Facilities	Other	Total
	(In thousands)

Balance at December 31, 2003	$4,998	$10,565	$253	$15,816
Reserves established	896	4	317	1,217
Payments	(3,285)	(568)	(503)	(4,356)
Decrease recorded as a reduction in goodwill	—	(4,644)	—	(4,644)
Currency translation	639	512	45	1,196

Balance at December 31, 2004	3,248	5,869	112	9,229
Reserved established	3,557	373	79	4,009
Payments	(3,652)	(118)	(19)	(3,789)
Decrease recorded as a reduction in goodwill	—	(2,111)	(81)	(2,192)
Currency translation	(520)	(456)	(18)	(994)

Balance at December 31, 2005	2,633	3,557	73	6,263
Reserved established	3,213	479	629	4,321
Payments	(2,832)	(1,383)	(94)	(4,309)
Decrease recorded as a reduction in goodwill	(1,340)	(218)	(488)	(2,046)
Divestiture of product line	—	(199)	—	(199)
Currency translation	533	499	(39)	993

Balance at December 31, 2006	$2,207	$2,735	$81	$5,023

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Merger, Acquisitions and Dispositions (continued)

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

Dispositions

The company sold its point of care and rapid diagnostics business in 2005 and Spectra-Physics in 2004 (Note 16). The company sold non-core businesses and product lines for net cash proceeds of $8.6 million and $5.7 million in 2006 and 2005, respectively, and recorded $0.6 million and $0.3 million of pre-tax gains in 2006 and 2005, respectively, which are included in restructuring and other costs, net, in the accompanying statement of income.

Note 3.   Business Segment and Geographical Information

Following the merger with Fisher, the company reorganized management responsibility and manages the combined company in two segments. Prior year results have been reclassified to conform to the new segments. The company’s segments are as follows:

Analytical Technologies: serves research scientists, as well as customers in healthcare and clinical laboratories, in manufacturing and in the field, with a suite of advanced analytical technologies, including scientific instruments, robotics and software for creating advanced integrated workflows. The segment also includes a range of diagnostic reagents and instruments used by hospitals and reference laboratories.

Laboratory Products and Services: serves life science, healthcare and safety markets with a broad portfolio of products and consumables used for routine laboratory processes, as well as a range of biopharma outsourcing services such as clinical packaging and biological sample management. The segment also includes the company’s extensive customer channels network consisting of catalog, e-commerce and other sales avenues.

Business segment information captioned as Other in the following tables represents results of a unit that marketed and manufactured molecular beam epitaxy equipment. The unit was part of the company’s former Optical Technologies segment and was sold in 2003. Results after 2003 primarily represent revisions to estimates of abandoned lease obligations, net of subtenant rents.

The company’s management evaluates operating segment performance based on operating income before certain charges to cost of revenues, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; amortization of acquisition-related intangible assets; and charges for acceleration of equity-based compensation following the merger with Fisher. The company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates comparison of performance for determining compensation.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3.   Business Segment and Geographical Information (continued)

Business Segment Information
	2006	2005	2004
	(In thousands)

Revenues:
Analytical Technologies	$2,425,821	$2,006,744	$1,814,647
Laboratory Products and Services	1,406,637	626,283	391,348
Eliminations	(40,841)	—	—

Consolidated revenues	$3,791,617	$2,633,027	$2,205,995

Operating Income:
Analytical Technologies (a)	$383,640	$284,666	$237,018
Laboratory Products and Services (a)	189,229	86,600	42,515
Other	—	148	—

Subtotal reportable segments (a)	572,869	371,414	279,533

Cost of revenues charges	(77,625)	(13,387)	(3,361)
Restructuring and other costs, net	(45,712)	(16,900)	(15,829)
Amortization of acquisition-related intangible assets	(170,826)	(77,640)	(22,831)
Equity-based compensation acceleration charge	(36,747)	—	—

Consolidated operating income (c)(d)	241,959	263,487	237,512
Other (expense) income, net (b)	(32,589)	22,411	21,707

Income from continuing operations before provision for income taxes	$209,370	$285,898	$259,219

Total Assets:
Analytical Technologies	$8,305,500	$2,614,572	$2,708,045
Laboratory Products and Services	12,536,105	1,626,759	704,911
Corporate/Other (e)	420,633	10,238	163,769

Consolidated total assets	$21,262,238	$4,251,569	$3,576,725

Amortization:
Analytical Technologies	$56,630	$24,055	$12,393
Laboratory Products and Services	114,196	53,580	10,435
Corporate/Other	—	5	3

Consolidated amortization	$170,826	$77,640	$22,831

Depreciation:
Analytical Technologies	$36,611	$29,712	$32,351
Laboratory Products and Services	33,336	15,920	10,959

Consolidated depreciation	$69,947	$45,632	$43,310

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3.   Business Segment and Geographical Information (continued)

	2006	2005	2004
	(In thousands)
Capital Expenditures (f):
Analytical Technologies	$47,940	$29,807	$41,425
Laboratory Products and Services	24,098	13,877	5,122
Corporate/Other	4,759	2,270	3,438

Consolidated capital expenditures	$76,797	$45,954	$49,985

Geographical Information
	2006	2005	2004
	(In thousands)
Revenues (g):
United States	$2,359,015	$1,566,826	$1,272,153
Germany	641,791	463,833	316,386
England	416,602	324,924	324,728
Other	1,201,523	1,228,407	790,327
Transfers among geographical areas (h)	(827,314)	(950,963)	(497,599)

	$3,791,617	$2,633,027	$2,205,995

Long-lived Assets (i):
United States	$800,690	$130,235	$126,176
Germany	84,263	64,053	39,994
England	145,337	21,627	23,285
Other	226,437	64,739	71,586

	$1,256,727	$280,654	$261,041

Export Sales Included in United States Revenues Above (j)	$304,644	$469,879	$383,600

(a)
Represents operating income before certain charges to cost of revenues; restructuring and other costs, net; amortization of acquisition-related intangibles; and equity-based compensation acceleration expense.

(b)
The company does not allocate other income and expenses to its segments. Other income and expense includes $27.6 million and $9.6 million of income in 2005 and 2004, respectively, primarily related to the sale of the company’s investments in Thoratec, Newport and FLIR (Note 4).

(c)
Consolidated operating income in 2006 includes stock option compensation expense of $61.9 million ($6.9 million in cost of revenues, $51.3 million in selling, general and administrative expenses and $3.7 million in research and development expenses).

(d)	Had stock option expense been recorded in 2005 and 2004, consolidated operating income on a pro forma basis would have been lower by $20.9 million in 2005 and by $17.8 million in 2004.
(e)
Total assets for corporate include $32.9 million and $5.6 million in 2006 and 2004, respectively, of assets of discontinued operations. Corporate assets consist primarily of cash and cash equivalents, short-term investments and property and equipment at the company’s corporate office.

(f)	Includes non-cash additions in 2005 of $2.4 million associated with asset retirement obligations.
(g)	Revenues are attributed to countries based on selling location.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3.   Business Segment and Geographical Information (continued)

(h)	Transfers among geographical areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(i)	Includes property, plant and equipment, net.
(j)	In general, export revenues are denominated in U.S. dollars.

Note 4.   Other Income (Expense), Net

The components of other income (expense), net, in the accompanying statement of income are as follows:

	2006	2005	2004
	(In thousands)

Interest Income	$16,419	$11,569	$9,021
Interest Expense (Note 10)	(51,930)	(26,715)	(10,979)
Gain on Investments, Net (Note 9)	733	35,319	20,838
Equity in Earnings of Unconsolidated Subsidiaries	1,829	168	733
Other Items, Net	360	2,070	2,094

	$(32,589)	$22,411	$21,707

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

As a result of the divestiture of Thermo Cardiosystems Inc. in 2001, the company acquired shares of Thoratec Corporation. The company sold 4,436,000 and 1,250,000 shares of Thoratec common stock during 2005 and 2004 and realized gains of $28.9 million and $9.6 million, respectively. At December 31, 2005, the company no longer owned shares of Thoratec.

Gain on investments, net, also includes portfolio gains from the company’s day-to-day investing activities. In addition to gains from the sale of available-for-sale investments, $1.5 million of gains arose in 2005 from the sale of investments that had been classified as Other Assets.

Note 5.   Employee Benefit Plans

Stock-based Compensation Plans

The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options, stock bonus shares or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or in limited circumstances, by the company’s option committee, which consists of its chief executive officer. Options granted prior to July 2000 under these plans vested over 0-10 years and had terms ranging from 3-12 years. Options granted in or after July 2000 under these plans generally vested over 3-5 years with terms of 7-10 years, assuming continued employment with certain exceptions. The company practice is to grant options at fair market value. The company also has a directors’ stock option plan that provides for the annual grant of stock options of the company to outside directors. These options generally vest

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

over three years, assuming continued service on the board, and expire seven years after the date of grant. The company generally issues new shares of its common stock to satisfy option exercises. The merger with Fisher resulted in a change in control and consequently, the vesting of substantially all of Thermo Electron’s options accelerated except for those of the company’s chief executive officer who waived acceleration. As a result, substantially all shares became immediately exercisable and shares acquired upon exercise cease to be subject to transfer restrictions and the company’s repurchase rights. The acceleration resulted in a pre-tax charge of $33.8 million, recorded as follows, $3.8 million in cost of revenues, $27.9 million in selling, general and administrative expenses and $2.1 million in research and development expenses. Grants of stock options on or after November 9, 2006, provide that upon a future change in control of the company and qualifying termination of an option holder’s employment, all options held by the optionee become immediately exercisable unless an employment or other agreement with the employee provides for different treatment of options.

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

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period or, for 2006 grants, to the retirement date for retirement eligible employees, if earlier. Use of the date of retirement eligibility to record the expense associated with awards granted to retirement eligible employees did not materially affect the company’s results of operations in the year ended 2006. Prior period amounts have not been restated for the adoption of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, the company’s results for the year ended December 31, 2006 include incremental share-based compensation pre-tax expense of $61.9 million related to stock options, including $33.8 million due to the acceleration of vesting described above. The total stock-based compensation cost of $69.4 million including restricted stock awards, has been included in the statements of income within the applicable operating expense where the company reports the option holders’ compensation cost. The company has recognized a related tax benefit associated with its share-based compensation expense totaling $23.1 million in the year ended December 31, 2006. The incremental expense, net of the related tax benefit, resulted in a $.24 decrease in basic earnings per share and a $.23 decrease in diluted earnings per share in 2006. In 2006, the adoption of SFAS No. 123R also resulted in the inclusion of $17.4 million of excess tax benefits from exercised stock options in cash flows from financing activities that would have been reflected in cash flows from operating activities prior to adoption of SFAS No. 123R.

In accordance with SFAS No. 123R, SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the company has elected to recognize any excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. As of December 31, 2006, there is approximately $42 million of gross net operating losses, the tax benefit of which will be recorded to additional paid-in capital when realized. The company uses the incremental tax benefit approach for utilization of tax attributes.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended
	2006	2005	2004

Expected Stock Price Volatility	26%	32%	31%
Risk Free Interest Rate	4.4%	3.9%	3.2%
Expected Life of Options (years)	4.7	4.4	4.6
Expected Annual Dividend per Share	$—	$—	$—

The weighted average per share grant-date fair values of options granted during the years ended 2006, 2005 and 2004 were $12.40, $9.04 and $8.79, respectively. The total intrinsic value of options exercised during the same periods was $224.3 million, $20.7 million and $47.4 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

As a result of the merger with Fisher, options to purchase 9,661,000 shares of Fisher common stock were converted into options to purchase 19,322,000 shares of company stock. These options had a fair value at the merger date of $394.5 million, which was recorded as part of the merger consideration. Of the total options issued in connection with the merger, options to purchase 1,621,000 shares of company common stock were not fully vested. The fair value of these options ($15.1 million) was treated as a reduction of the merger consideration and will be recorded as compensation cost over the vesting period.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

A summary of option activity as of December 31, 2006 and changes during the three years then ended is presented below:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (a) (In thousands)

Outstanding at December 31, 2003	15,915	$20.83
Granted	1,671	27.77
Exercised	(3,920)	16.77
Canceled/expired	(2,773)	32.51

Outstanding at December 31, 2004	10,893	20.38
Granted	3,458	27.47
Exercised	(1,658)	16.49
Canceled/expired	(609)	26.20

Outstanding at December 31, 2005	12,084	22.65
Granted	8,868	40.53
Issued in connection with Fisher merger	19,322	21.75
Exercised	(9,454)	19.07
Canceled	(233)	30.45
Expired	(57)	32.67

Outstanding at December 31, 2006	30,530	28.30	5.3	$518,575

Vested and Exercisable at December 31, 2006	11,249	26.08	4.5	$216,152

  (a)  Market price per share on December 31, 2006 was $45.29.

As of December 31, 2006, there was $91.4 million ($58.4 million, net of tax) of total unrecognized compensation cost related to unvested stock options granted (including unvested awards converted from outstanding Fisher options). The cost is expected to be recognized over a weighted average period of 3.1 years.

Restricted Share Awards — The company awards to a number of key employees restricted company common stock or restricted units that convert into an equivalent number of shares of common stock assuming continued employment, with some exceptions. The awards generally vest in equal annual installments over two to three years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights but are entitled to receive dividend equivalents. The fair value of restricted share/unit awards is determined based on the number of shares/units granted and the market value of the company’s shares on the grant date. Following the change in control that occurred as a result of the Fisher merger, vesting accelerated on outstanding restricted stock awards and the company recorded a pretax charge of $2.9 million in 2006.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

During the years ended December 31, 2006, 2005 and 2004, the company granted 401,900, 146,000 and 60,000 share awards respectively, at a weighted average fair value of $42.66, $27.91 and $27.99, respectively, per share on the grant date.

In 2006, the company awarded certain key employees 134,000 restricted shares of common stock, the vesting of which is contingent upon meeting certain operating targets. The company is recognizing the cost of the awards over the contingent vesting period of 4-5 years. The ultimate value of the awards will be determined when they are earned. The company established an initial value for the awards based on the fair market value at the date of grant and marks them to market for changes in fair market value. In 2006, the company recognized $0.2 million of cost associated with the awards and at December 31, 2006, the awards had a value of $6.1 million. Should the performance targets not be met, any recognized compensation cost would be reversed.

As a result of the merger with Fisher, restricted units convertible into 468,000 shares of Fisher common stock were converted into restricted units convertible into 936,000 shares of company stock. These restricted units had a fair value at the merger date of $36.4 million, which was recorded as part of the merger consideration. The restricted units issued in connection with the merger were not fully vested. The fair value of the unvested portion of these units ($29.1 million) was treated as a reduction of the merger consideration and will be recorded as compensation cost over the vesting period.

A summary of the status of the company’s restricted shares/units as of December 31, 2006 and changes during the year then ended are presented below:

Unvested Restricted Share/Unit Awards	Shares (In thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2005	199	$27.03
Granted	402	42.66
Issued in connection with Fisher merger	936	38.93
Vesting	(268)	29.62

	1,269	$40.21

As of December 31, 2006, there was $41.9 million ($26.1 million, net of tax) of total unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during 2006, 2005 and 2004 was $7.9 million, $2.1 million and $1.5 million, respectively. Prior to 2006, the company recorded the unrecognized compensation cost associated with restricted stock awards as a separate account within shareholders equity. Upon the adoption of SFAS No. 123R in 2006, the balance of the deferred compensation was eliminated against capital in excess of par value on the balance sheet.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

Prior to January 1, 2006, the company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. Had compensation cost for awards granted after 1994 under the company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, and had the fair value of awards been amortized on a straight-line basis over the vesting period, the effect on certain financial information of the company for 2005 and 2004 would have been as follows:

	2005	2004
	(In thousands except per share amounts)
Income from Continuing Operations:
As reported	$198,301	$218,367
Add: Stock-based employee compensation expense included in reported results, net of tax	1,822	1,142
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(15,422)	(12,710)

Pro forma	$184,701	$206,799

Basic Earnings per Share from Continuing Operations:
As reported	$1.23	$1.34
Pro forma	$1.14	$1.27

Diluted Earnings per Share from Continuing Operations:
As reported	$1.21	$1.31
Pro forma	$1.13	$1.24

Net Income:
As reported	$223,218	$361,837
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,822	1,142
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(15,422)	(12,607)

Pro forma	$209,618	$350,372

Basic Earnings per Share:
As reported	$1.38	$2.22
Pro forma	$1.30	$2.15

Diluted Earnings per Share:
As reported	$1.36	$2.17
Pro forma	$1.28	$2.10

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

Employee Stock Purchase Plans

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Under this program, through 2005 shares of the company’s common stock could be purchased at 85% of the lower of the fair market value at the beginning or end of the purchase period, and the shares purchased were subject to a one-year resale restriction. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. In early 2007, 2006 and 2005, the company issued 59,000, 115,000 and 136,000 shares, respectively, of its common stock for the 2006, 2005 and 2004 plan years, which ended on December 31. Beginning in 2006, shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period.

The company had a plan in England under which employees could purchase shares of the company’s common stock through payroll deductions. No material issuances occurred in 2004 under the plan. Following the issuance of 30,000 shares under the plan in 2005, the plan was discontinued.

401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Certain of the company’s subsidiaries offer retirement plans in lieu of participation in the company’s 401(k) savings plans. Company contributions to these plans are based on formulas determined by the company. For the years ended December 31, 2006, 2005 and 2004, the company charged to expense $26.9 million, $22.2 million and $17.7 million, respectively, related to its defined contribution plans.

Defined Benefit Pension Plans

Employees of a number of non-U.S. and certain U.S. subsidiaries participate in defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. Following the merger with Fisher, the company also has a cash balance pension plan that was amended prior to the merger to eliminate future compensation credits and a postretirement healthcare program for which certain employees are eligible to participate. The costs of the healthcare program are funded on a self-insured and insured-premium basis.

In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (FAS 87) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (FAS 106), when an employer is acquired as part of a merger, any excess of projected benefit obligation over the plan assets is recognized as a liability and any excess of plan assets over the projected benefit obligation is recognized as a plan asset. The recognition of a new liability or a new asset results in the elimination of (a) previously existing unrecognized net gain or loss, (b) unrecognized prior service cost and (c) unrecognized net transition obligation. Fisher’s pension obligations were recorded by the company at the date of merger pursuant to these rules. The funding of Fisher’s plans is not directly affected by the merger.

The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2006 and 2005, the company made contributions of approximately $50.4 million and $17.1 million, respectively. The increase in contributions from 2005 to 2006 is principally a result of funding benefit payments due following the merger with Fisher.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.  Employee Benefit Plans (continued)

Fisher also maintained a supplemental nonqualified executive retirement program (SERP) for certain of its executives. Accrual of future benefits under the plan ceased following the merger. The benefit obligation related to this program is approximately $37 million at December 31, 2006. Assets of approximately $33 million at December 31, 2006 are set aside in a rabbi trust established for this program, of which $24.4 million was included in other current assets, while the remainder was included in other assets in the accompanying balance sheet.

The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans (in thousands):

	Domestic Pension Benefits		Non-U.S. Pension Benefits
	2006	2005	2006	2005

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$28,922	$25,654	$292,668	$250,395
Business combination	386,331	—	329,095	27,189
Service costs	1,792	957	5,487	6,498
Interest costs	4,649	1,477	15,754	11,923
Plan amendment	—	—	1,453	—
Plan participants’ contribution	—	—	1,213	—
Actuarial (gains) losses	(11,071)	1,443	(2,456)	37,750
Benefits paid	(3,819)	(609)	(11,573)	(6,199)
Currency translation and other	—	—	40,473	(34,888)

Benefit Obligation at End of Year	$406,804	$28,922	$672,114	$292,668

Accumulated Benefit Obligation	$380,316	$24,320	$630,693	$281,480

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$19,897	$18,625	$177,575	$170,386
Business combination	378,758	—	279,188	—
Actual return on plan assets	14,983	890	14,218	18,985
Employer contribution	1,935	991	8,920	16,155
Plan participants’ contributions	—	—	1,213	—
Benefits paid	(3,819)	(609)	(11,573)	(6,199)
Currency translation and other	—	—	26,437	(21,752)

Fair Value of Plan Assets at End of Year	$411,754	$19,897	$495,978	$177,575

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

The following table presents the funded status of the domestic and non-U.S. pension plans as of December 31, 2006 after the adoption of SFAS No. 158 (in thousands):

	Domestic Pension Benefits	Non-U.S. Pension Benefits
	2006	2006

Funded Status
Projected benefit obligation	$(406,804)	$(672,114)
Fair value of plan assets	411,754	495,978

Funded (unfunded) status	$4,950	$(176,136)

Amounts Recognized in Consolidated Balance Sheet Consist of:
Noncurrent asset	$19,906	$1,411
Current liability	(398)	(2,091)
Noncurrent liability	(14,558)	(175,456)

Net amount recognized	$4,950	$(176,136)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss Consist of:
Net actuarial (gain) loss	$(11,580)	$71,580
Prior service costs (credit)	38	91
Transition obligation (asset)	—	19

Net amount recognized	$(11,542)	$71,690

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

The following table presents the funded status of the domestic and non-U.S. pension plans as of December 31, 2005 prior to adoption of SFAS No. 158 (in thousands):

	Domestic Pension Benefits	Non-U.S. Pension Benefits
	2005	2005

Funded Status
Funded (unfunded) status	$(9,025)	$(115,093)
Unrecognized net actuarial (gain) loss	8,928	69,386
Unrecognized prior service costs	39	1,013
Unrecognized net transition obligation	—	18

Net amount recognized	$(58)	$(44,676)

Amounts recognized in Consolidated Balance Sheet Consist of:
Prepaid benefit asset	$—	$—
Accrued benefit liability	(4,423)	(107,952)
Intangible asset	39	18
Accumulated other comprehensive income	4,326	63,258

Net amount recognized	$(58)	$(44,676)

The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of December 31, 2006 and 2005 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
	2006	2005	2006	2005

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	5.77%	5.50%	4.65%	4.26%
Average rate of increase in employee compensation	4.04%	4.50%	3.44%	3.03%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.  Employee Benefit Plans (continued)

The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2006	2005	2004	2006	2005	2004

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	5.50%	6.00%	6.25%	4.54%	4.79%	5.15%
Average rate of increase in employee compensation	4.03%	4.50%	4.50%	3.39%	3.00%	3.20%
Expected long-term rate of return on assets	7.81%	9.00%	9.00%	5.80%	5.88%	6.55%

The following table provides a reconciliation of benefit obligations and plan assets of the company’s SERP and other postretirement benefit plans (in thousands):

	SERP Benefits	Postretirement Benefits
	2006	2006

Change in Benefit Obligations
Benefit Obligation at Beginning of Year	$—	$—
Business combination	76,072	29,599
Service costs	79	107
Interest costs	442	236
Plan participants’ contribution	—	218
Actuarial (gains) losses	(426)	(522)
Benefits paid	(39,249)	(549)
Currency translation and other	—	(208)

Benefit Obligation at End of Year	$36,918	$28,881

Accumulated Benefit Obligation	$36,529

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$—	$—
Employer contribution	39,249	331
Plan participants’ contributions	—	218
Benefits paid	(39,249)	(549)

Fair Value of Plan Assets at End of Year	$—	$—

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

	SERP Benefits	Postretirement Benefits
	2006	2006

Funded Status
Benefit obligation	$(36,918)	$(28,881)
Fair value of plan assets	—	—

Funded (unfunded status)	(36,918)	(28,881)

Amounts recognized in Consolidated Balance Sheet Consist of:
Noncurrent asset	$—	$—
Current liability	(24,705)	(2,068)
Noncurrent liability	(12,213)	(26,813)

Net amount recognized	(36,918)	(28,881)

Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss	$(426)	$(522)
Prior service cost (credit)	—	—
Transition obligation (asset)	—	—

Net amount recognized	$(426)	$(522)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.75%	5.62%
Average rate of increase in employee compensation	4.00%	—%
Initial healthcare cost trend rate		11.29%
Ultimate healthcare cost trend rate		5.70%
The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2012 and 2016.

	SERP Benefits	Postretirement Benefits
	2006	2006

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	5.50%	5.44%
Average rate of increase in employee compensation	4.00%	—%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

The discount rate reflects the rate the company would have to pay to purchase high-quality investments that would provide cash sufficient to settle its current pension obligations. The discount rate is determined based on a range of factors, including the rates of return on high-quality, fixed-income corporate bonds and the related expected duration of the obligations or, in certain instances, the company has used a hypothetical portfolio of high quality instruments with maturities that mirror the benefit obligation in order to accurately estimate the discount rate relevant to a particular plan.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In determining the expected long-term rate of return on plan assets, the company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. In addition, the company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

The expected rate of compensation increase reflects the long-term average rate of salary increases and is based on historic salary increase experience and management’s expectations of future salary increases.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2007 are as follows (in thousands):

	Domestic Pension Benefits	Non-U.S. Pension Benefits

Net actuarial (gain) loss	$357	$2,990
Net prior service (credit) costs	5	103
Net transition (asset) obligation	—	1

	$362	$3,094

There are no amounts in accumulated other comprehensive income related to the SERP and postretirement benefit plans expected to be recognized in net periodic benefit cost in 2007.

The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows (in thousands):

	Pension Plans
	2006	2005

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$704,933	$321,590
Fair value of plan assets	475,512	197,472

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

The accumulated benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows (in thousands):

	Pension Plans
	2006	2005

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$507,298	$304,511
Fair value of plan assets	322,923	195,977

The company has other postretirement benefit plans discussed elsewhere in this note with an accumulated post-retirement benefit obligation of $28.9 million that is unfunded. The plans are excluded from the above table.

The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.

The net periodic pension benefit cost (income) includes the following components for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost (income)
Service cost-benefits earned	$1,792	$957	$1,013	$5,487	$6,498	$4,514
Interest cost on benefit obligation	4,649	1,477	1,402	15,754	11,923	9,789
Expected return on plan assets	(6,065)	(1,736)	(1,611)	(13,316)	(9,700)	(8,187)
Recognized actuarial net (gain) loss	518	266	227	3,296	2,321	2,331
Amortization of prior service benefit	2	2	—	2,607	4,053	—
Amortization of net transition asset	—	—	—	1	1	1
Settlement/curtailment (gain) loss	—	—	—	5	—	—
Special termination benefit recognized	—	—	—	34	—	—

Net periodic benefit cost (income)	$896	$966	$1,031	$13,868	$15,096	$8,448

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

The SERP and other postretirement benefits include the following components for the years ended December 31, 2006 (in thousands):

	SERP Benefits	Other Postretirement Benefits
	2006	2006

Components of Net Periodic Benefit Cost (Income)
Service cost-benefits earned	$79	$107
Interest cost on benefit obligation	442	236

Net periodic benefit cost (income)	$521	$343

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

Contributions, consisting primarily of voluntary contributions to the company’s plans, are estimated at between $20 million and $30 million for 2007.

Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2006. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows (in thousands):

	Domestic Pension Benefits	Non-U.S. Pension Benefits	SERP Benefits	Other Post- Retirement Benefits

Year end December 31,
2007	$20,330	$16,168	$25,800	$2,005
2008	20,660	16,915	1,200	1,925
2009	21,960	17,936	1,400	1,941
2010	22,047	18,312	400	1,964
2011	22,918	20,411	400	1,885
2012-2016	131,266	117,284	3,000	9,525

The company’s investment policy for its pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Employee Benefit Plans (continued)

For the company’s plans, the asset allocation at the respective year ends by asset category was as follows:

	2006	2005

Equity Securities	57%	43%
Debt Securities	32%	31%
Insurance Policies	4%	13%
Real Estate	2%	4%
Cash and Other	5%	9%

	100%	100%

The weighted-average asset allocation presented above approximates target allocation before consideration of updated targets for the November 9, 2006 merger with Fisher due to the proximity of that transaction to year end. Decisions regarding investment policy are made with an understanding of the effect of asset allocation on funded status, future contributions and projected expenses.

A change in the assumed healthcare cost trend rate by one percentage point effective January 2006 would change the accumulated postretirement benefit obligation as of December 31, 2006 and the 2006 aggregate of service and interest costs, as follows (in thousands):

One Percentage Point	Increase	Decrease

Effect on total of service and interest cost components	$76	$61
Effect on postretirement healthcare benefit obligation	$2,256	$1,771

Note 6.   Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

	2006	2005	2004
	(In thousands)

U.S.	$23,343	$155,881	$109,812
Non-U.S.	186,027	130,017	149,407

	$209,370	$285,898	$259,219

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6.   Income Taxes (continued)

The components of the provision for income taxes of continuing operations are as follows:

	2006	2005	2004
	(In thousands)

Income Tax Provision/(Benefit):
Federal	$45,030	$44,805	$10,759
Non-U.S.	77,740	56,521	29,636
State	4,404	1,840	(6,363)

	127,174	103,166	34,032

Deferred Income Tax Provision/(Benefit):
Federal	(43,807)	(1,366)	7,494
Non-U.S.	(29,468)	(13,660)	(679)
State	(10,845)	(543)	5

	(84,120)	(15,569)	6,820

	$43,054	$87,597	$40,852

The income tax provision (benefit) included in the accompanying statement of income is as follows:

	2006	2005	2004
	(In thousands)

Continuing Operations	$43,054	$87,597	$40,852
Discontinued Operations	1,379	16,341	(73,049)

	$44,433	$103,938	$(32,197)

The company receives a tax deduction upon the exercise of nonqualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $17.4 million, $6.6 million and $16.0 million, of such benefits of the company that have been allocated to capital in excess of par value in 2006, 2005 and 2004, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6.   Income Taxes (continued)

The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	2006	2005	2004
	(In thousands)

Provision for Income Taxes at Statutory Rate	$73,280	$100,064	$90,727
Increases (Decreases) Resulting From:
Tax return reassessments and settlements	1,959	3,988	(33,782)
Non-U.S. tax rate and tax law differential	(30,744)	(7,129)	(14,360)
Income tax credits	(5,906)	(5,610)	(4,555)
Extraterritorial income exclusion	(4,858)	(4,450)	(3,396)
Manufacturing deduction	(2,469)	(862)	—
Basis difference of businesses sold or terminated	2,351	—	2,847
State income taxes, net of federal tax	(4,662)	1,293	1,885
Nondeductible expenses	13,932	530	863
Other, net	171	(227)	623

	$43,054	$87,597	$40,852

Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

	2006	2005
	(In thousands)

Deferred Tax Asset (Liability):
Net operating loss and credit carryforwards	$387,289	$159,907
Reserves and accruals	166,971	51,504
Inventory basis difference	1,577	17,928
Accrued compensation	127,241	37,711
Depreciation and amortization	(2,788,423)	(81,128)
Available-for-sale investments	7,224	—
Other, net	7,111	4,271

	(2,091,010)	190,193
Less: Valuation allowance	195,247	63,545

	$(2,286,257)	$126,648

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not go unused. At December 31, 2006, $174.5 million of the company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce goodwill of an acquired business.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

At December 31, 2006, the company had federal, state and non-U.S. net operating loss carryforwards of $347.4 million, $617.6 million and $455.8 million, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2007 through 2026. Of the non-U.S. net operating loss carryforwards, $48.7 million expire in the years 2007 through 2026, and the remainder do not expire. The company also had $65.2 million of federal foreign tax credit carryforwards as of December 31, 2006, which expire in the years 2007 through 2016.

A provision has not been made for U.S. or additional non-U.S. taxes on $1.50 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost.

Note 7.   Earnings per Share

	2006	2005	2004
	(In thousands except per share amounts)

Income from Continuing Operations	$166,316	$198,301	$218,367
Income from Discontinued Operations	543	—	43,018
Gain on Disposal of Discontinued Operations, Net	2,076	24,917	100,452

Net Income for Basic Earnings per Share	168,935	223,218	361,837
Effect of Convertible Debentures	1,597	1,606	1,606

Income Available to Common Shareholders, as Adjusted for Diluted Earnings per Share	$170,532	$224,824	$363,443

Basic Weighted Average Shares	196,057	161,587	163,133
Effect of:
Convertible debentures	3,256	1,846	1,846
Stock options, restricted stock awards and warrants	4,359	1,901	2,662

Diluted Weighted Average Shares	203,672	165,334	167,641

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7.   Earnings per Share (continued)

	2006	2005	2004
	(In thousands except per share amounts)

Basic Earnings per Share:
Continuing operations	$.85	$1.23	$1.34
Discontinued operations	.01	.15	.88

	$.86	$1.38	$2.22

Diluted Earnings per Share:
Continuing operations	$.82	$1.21	$1.31
Discontinued operations	.01	.15	.86

	$.84	$1.36	$2.17

Options to purchase 3,783,000, 1,391,000 and 1,078,000 shares of common stock were not included in the computation of diluted earnings per share for 2006, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

Under Emerging Issues Task Force (EITF) No. 04-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” and EITF No. 90- 19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” because of the company’s obligation to settle the par value of its convertible notes in cash, the company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $23.73, $29.55, and $40.20 conversion price for the 2.50% Senior Convertible Notes due 2023, the Floating Rate Senior Convertible Debentures due 2033 and the 3.25% Senior Convertible Subordinated Notes due 2024, respectively, and only to the extent of the additional shares the company may be required to issue in the event the company’s conversion obligation exceeds the principal amount of the notes or debentures converted. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price.

The table below discloses the effect of increases in the company’s stock price on the amount of shares to be included in the earnings per share calculation. The trigger price is the common stock price at which the securities become convertible. The table assumes normal conversion for the 2.50% Senior Convertible Notes due 2023, the Floating Rate Senior Convertible Debentures due 2033 and the 3.25% Senior Convertible Subordinated Notes due 2024 in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of the company’s stock as follows:

	2.50% Senior Convertible Notes	Floating Rate Senior Convertible Debentures	3.25% Senior Convertible Subordinated Notes

Principal Outstanding (in millions)	$300.0	$344.5	$329.3
Conversion Price Per Share	23.73	29.55	40.20
Trigger Price	28.48	38.41	48.24

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7.   Earnings per Share (continued)

(Share amounts in thousands)	Total Potential Shares
Future Common Stock Price	2.50% Senior Convertible Notes	Floating Rate Senior Convertible Debentures	3.25% Senior Convertible Subordinated Notes	Potential Share Increase

$23.73	—	—	—	—
$24.73	510	—	—	510
$29.55	2,489	—	—	2,489
$30.55	2,821	384	—	3,205
$40.20	5,178	3,091	—	8,269
$41.20	5,360	3,299	199	8,858
$50.00	6,641	4,771	1,605	13,017
$55.00	7,186	5,397	2,204	14,787
$60.00	7,641	5,919	2,703	16,263

Note 8.   Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represents certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments and pension and other postretirement benefit liability adjustments.

Accumulated other comprehensive items in the accompanying balance sheet consists of the following:

	2006	2005

Cumulative Translation Adjustment	$193,599	$75,030
Net Unrealized Loss on Available-for-sale Investments (net of tax benefit of $19)	(33)	—
Net Unrealized Losses on Hedging Instruments (net of tax benefit of $1,004 in 2006 and $1,123 in 2005)	(1,712)	(1,916)
Pension and Other Postretirement Benefit Liability Adjustments (net of tax benefit of $17,504 in 2006 and $21,649 in 2005)	(41,696)	(45,935)

	$150,158	$27,179

The amounts of available-for-sale investments reclassified out of other comprehensive income into net income were $5.7 million and ($5.4) million for the years ended December 31, 2005 and 2004, respectively, all net of tax. No amounts were reclassified in 2006.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9.   Short-term Investments

The aggregate market value, cost basis and gross unrealized gains and losses of short-term available-for-sale investments by major security type are as follows:

	Market Value	Cost Basis (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses
(In thousands)

2006
Equity Securities	$11,702	$11,755	$344	$396	$10,603
Auction Rate Securities	8,500	8,500	—	—	—

	$20,202	$20,255	$344	$396	$10,603

2005
Auction Rate Securities	$80,661	$80,661	$—	$—	$—

          (a)  The cost basis for equity securities acquired as part of the Fisher merger is the fair market value of the securities on the date of the merger.

The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. The net gain on the sale of available-for-sale investments resulted from gross realized gains of $0.7 million, $35.1 million and $21.0 million in 2006, 2005 and 2004, respectively, and gross realized losses of $1.3 million and $0.2 million in 2005 and 2004, respectively.

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

In addition to available-for-sale investments, the company had $3.5 million of trading securities at December 31, 2006, consisting of debt and equity securities. Trading gains and losses associated with this portfolio were not material in 2006.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10.  Debt and Other Financing Arrangements

	2006	2005
	(In thousands except per share amounts)

Revolving Credit Facility	$322,000	$—
Euro Credit Facility	—	124,236
Money Market Loans	136,000	—
5% Senior Notes, Due 2015	250,000	250,000
7 5/8% Senior Notes, Due 2008	129,284	130,542
2.50% Senior Convertible Notes, Due 2023 Convertible at $23.73 per Share	299,995	—
Floating Rate Senior Convertible Debentures, Due 2033 Convertible at $29.55 per Share	344,541	—
3.25% Senior Subordinated Convertible Notes, Due 2024 Convertible at $40.20 per Share	329,269	—
6 3/4% Senior Subordinated Notes, Due 2014	308,069	—
6 1/8% Senor Subordinated Notes, Due 2015	500,000	—
3.25% Subordinated Convertible Debentures, Due 2007, Convertible at $41.84 per Share	7,438	77,234
Other	37,407	16,755
	2,664,003	598,767
Less: Current Maturities	483,298	130,137

	$2,180,705	$468,630

The annual repayment requirements for long-term obligations are as follows (in thousands):

2007	$483,298
2008	136,128
2009	2,677
2010	1,711
2011	1,623
2012 and thereafter	2,038,566

$2,664,003

See Note 13 for fair value information pertaining to the company’s long-term obligations.

Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $467.3 million and $128.5 million at year-end 2006 and 2005, respectively, of short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The borrowings outstanding at year-end 2005 include amounts under the company’s euro facility, described below, which terminated in November 2006. The weighted average interest rate for short-term borrowings was 5.6% and 2.4% at December 31, 2006 and 2005, respectively. In addition to available borrowings under the company’s five-year revolving credit agreements and a money market loan fund arrangement, all discussed below, the company had unused lines of credit of $227.8 million as of December 31, 2006. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10.  Debt and Other Financing Arrangements (continued)

On November 9, 2006, in connection with the merger with Fisher, the company entered into a new $1 billion multi-currency credit facility, discussed below. The company used proceeds from this facility to prepay Fisher debt. The company also terminated its $250 million revolving credit and 175 million euro credit facilities. There were no outstanding balances when those facilities were terminated.

In connection with the Fisher merger, the company assumed three issuances of convertible debt as well as two issuances of fixed-rate debt, described below. The company became a co-obligor of this debt. The debt was recorded at the merger date at its fair value. The excess of the fair value over the principal value of the convertible debt, or $546.8 million, was deemed to arise from the value of the conversion features and was allocated to additional paid-in capital.

      On December 15, 2006, the company provided a notice to the holders of the 3.25% subordinated convertible debentures due 2007 that the debentures would be redeemed on January 5, 2007. The holders’ right to convert the debentures into common shares of the company expired on December 28, 2006. The holders of $69.8 million in aggregate principal amount converted their debentures into common shares. On January 5, 2007, the remaining debentures totaling $7.4 million in aggregate principal amount were redeemed at par plus accrued interest.

      During 2005, the company completed the following significant transactions:

•	In May 2005, the company issued $250 million aggregate principal amount of 5% Senior Notes due 2015. The proceeds of the notes were used, in part, to finance the Kendro acquisition.
•
In May 2005, the company entered into an arrangement that provides an uncommitted line of credit of up to $250 million through a series of short-term money market loans funded on an ongoing basis in the secondary market.

•	In June 2005, the company entered into a five year 175 million euro revolving credit facility. The facility was terminated on November 9, 2006.
•	The company repaid $570 million of bridge loan financing with cash and new debt described above.

Credit Facilities

In November 2006, the company entered into a revolving credit facility (the “Revolving Credit Facility”) with a bank group that provides for up to $1 billion of unsecured multi-currency revolving credit that will expire in August 2011. The agreement allows for the company to request a one year extension of the facility at the end of the first and second years. The company also has the right to request an increase in the size of the facility by up to $500 million. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The rate at December 31, 2006, was 5.63% under the more favorable of the two rates. The Revolving Credit Facility allows for the issuance of letters of credit, which reduces the amount available for borrowing. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain total leverage below a certain maximum level. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. As of December 31, 2006, there were $322 million of borrowings under the revolver and $42.9 million in letters of credit outstanding, resulting in $635.1 million of borrowings available under the Revolving Credit Facility.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10.  Debt and Other Financing Arrangements (continued)

Money Market Loans

The company has an uncommitted line of credit of up to $250 million through a series of short-term money market loans funded on an ongoing basis in the secondary market. Such money market loans have maturity periods of overnight to 364 days and bear varying rates of interest based on the maturity date and market rate at the time of issuance. As of December 31, 2006, the company has $136 million outstanding with varying dates of maturity in 2007.

2.50% Senior Convertible Notes due 2023

At the closing date of the merger with Fisher, the company assumed $300.0 million aggregate principal amount of 2.50% Senior Convertible Notes due 2023. Interest on the notes is payable on April 1 and October 1 of each year. The notes are convertible at the option of the holder upon the occurrence of certain events at a price of $23.73 per share. Upon assuming the debt, the company provided a co-obligation in respect of payment of interest and principal of the notes and amended the conversion feature such that the notes are convertible into common shares of the company. The company will be required to deliver cash to holders upon conversion, up to the principal amount of the notes converted. The company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at the company’s option on or after October 2, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require the company to purchase any notes held by them for 100% of the principal amount plus accrued interest on October 1, 2010, October 1, 2015, and October 1, 2020, or upon a change of control.

Floating Rate Senior Convertible Debentures due 2033

At the closing date of the merger with Fisher, the company assumed $344.5 million aggregate principal amount of Floating Rate Senior Convertible Debentures due 2033. Interest on the notes is payable on March 15, June 15, September 15 and December 15 of each year at an annual rate of LIBOR minus 1.25%. Additional quarterly interest equal to 0.0625% of the market value of the notes will be paid commencing with the quarterly interest period beginning December 15, 2009, if the market value of the notes during specified testing periods is 120% or more of the principal value. The notes are convertible at the option of the holder upon the occurrence of certain events at a price of $29.55 per share. Upon assuming the debt, the company provided a co-obligation in respect of payment of interest and principal of the notes and amended the conversion feature such that the notes are convertible into common shares of the company. The company will be required to deliver cash to holders upon conversion, up to the principal amount of notes converted. The company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at the company’s option on or after March 15, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require the company to purchase any notes held by them for 100% of the principal amount plus accrued interest on December 15, 2008, March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, and December 15, 2029, or upon a change of control.

3.25% Senior Subordinated Convertible Notes due 2024

At the closing date of the merger with Fisher, the company assumed $330.0 million aggregate principal amount of 3.25% Senior Subordinated Convertible Notes due 2024. Interest on the notes is payable on March 1 and September 1 of each year. The notes are convertible at the option of the holder upon the occurrence of certain events at a price of $40.20 per share. Upon assuming the debt, the company provided a co-obligation in respect of payment of interest and principal of the notes and amended the conversion feature such that the notes are convertible into common shares of the company. The company will be required to deliver cash to holders

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10.  Debt and Other Financing Arrangements (continued)

upon conversion, up to the principal amount of notes converted. The company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at the company’s option, on or after March 2, 2011, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require us to purchase any notes held by them for 100% of the principal amount plus accrued interest on March 1, 2011, March 1, 2016 and March 1, 2021, or upon a change of control.

3.25% Subordinated Convertible Debentures, Due 2007

At December 31, 2006, the company had $7.4 million aggregate principal amount of 3.25% Subordinated Convertible Debentures due 2007. Interest on the notes was payable on May 1 and November 1 of each year. The notes had been convertible at the option of the holder upon the occurrence of certain events at a price of $41.84 per share. In December 2006, the company provided notice to the holders that the debentures would be redeemed on January 5, 2007. The holders’ right to convert the debentures into common shares of the company expired on December 28, 2006. The holders of $69.8 million in principal converted their debentures into 1,668,000 shares. On January 5, 2007, the remaining debentures totaling $7.4 million in aggregate principal amount were redeemed at par plus accrued interest.

5% Senior Notes due 2015

The company has $250 million principal amount of 5% Senior Notes due 2015. Interest on the notes is payable on June 1 and December 1 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants.

Prior to issuing this debt, the company entered into forward starting pay fixed swap agreements with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering was probable and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on $250 million of principal amount of the 10-year fixed-rate debt issue (or any subsequent refinancing of such debt). The change in the fair value of the hedge upon termination was $2.0 million, net of tax, and was classified as a reduction of accumulated other comprehensive items within shareholders’ equity and is being amortized to interest expense over the term of the debt through 2015.

7 5/8% Senior Notes due 2008

The company has $128.7 million principal amount of 7 5/8% Senior Notes due 2008. Interest on the notes is payable on April 30 and October 30 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants.

During 2002, the company entered into interest-rate swap arrangements for the $128.7 million of notes with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8%, and will pay a variable rate of 3 month LIBOR plus 2.19% (7.55% as of December 31, 2006). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in both other long-term assets and long-term debt of $0.6 million and $1.8 million at December 31, 2006 and 2005, respectively. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10.  Debt and Other Financing Arrangements (continued)

6 3/4% Senior Subordinated Notes due 2014

At the closing date of the merger with Fisher, the company assumed $300 million principal amount of 6 3/4% Senior Subordinated Notes due 2014. Interest on the notes is payable on February 15 and August 15 of each year. The notes may be redeemed, in whole or in part, at the company’s option, on or after August 15, 2009, at specified redemption prices plus accrued interest. At any period prior to August 15, 2009, the company may redeem the notes at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. Also, on or prior to August 15, 2007, the company, at its option, may redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.75% of the principal amount plus accrued interest with the proceeds of one or more equity offerings. If a change of control occurs and the notes fail to maintain at least a BBB- rating by S&P and a Baa3 rating by Moody’s, each holder of notes may require the company to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount plus accrued interest.

6 1/8% Senior Subordinated Notes due 2015

At the closing date of the merger with Fisher, the company assumed $500 million principal amount of 6 1/8% Senior Subordinated Notes due 2015. Interest on the notes is payable on January 1 and July 1 of each year. The notes may be redeemed, in whole or in part, at the company’s option, on or after July 1, 2010, at specified redemption prices plus accrued interest. At any period prior to July 1, 2010, the company may redeem the notes at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. Also, on or prior to July 1, 2008, the company, at its option, may redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.125% of the principal amount plus accrued interest with the proceeds of one or more equity offerings. If a change of control occurs and the notes fail to maintain at least a BBB- rating by S&P and a Baa3 rating by Moody’s, each holder of notes may require the company to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount plus accrued interest.

Note 11.  Commitments and Contingencies

Operating Leases

The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $48.5 million, $46.5 million and $40.3 million in 2006, 2005 and 2004, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2006 (in thousands):

Operating Leases

2007	$92,111
2008	75,357
2009	58,951
2010	44,397
2011	31,177
Thereafter	85,089

Future Minimum Lease Payments	$387,082

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11.  Commitments and Contingencies (continued)

Purchase Obligations

The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $119.0 million at December 31, 2006 and the full amount of these obligations is expected to be settled during 2007.

Letters of Credit, Guarantees and Other Commitments

Outstanding letters of credit and bank guarantees totaled $76.6 million at December 31, 2006, including $4.7 million for businesses that have been sold. The expiration of these credits and guarantees ranges through 2013.

Outstanding surety bonds and other guaranties totaled $37.2 million at December 31, 2006. The expiration of these bonds and guaranties ranges through 2012.

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

The company has funding commitments totaling $15.4 million at December 31, 2006, related to investments it owns.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

There are various other lawsuits and claims pending against the company involving contract, product liability and other issues. In view of the company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

The company establishes a liability that is an estimate of amounts needed to pay damages in the future for insured events that have already occurred. The accrued liabilities are based on management’s judgment as to the probability of losses, opinions of legal counsel and, where applicable, actuarially determined estimates. The reserve estimates are adjusted as additional information becomes known or payments are made.

When a range of probable loss can be estimated the company accrues the most likely amount, or at least the minimum of the range of probable loss. The range of probable loss for matters at Fisher related to workers compensation, general, automobile and product liabilities at December 31, 2006, was approximately $128 million to $252 million on an undiscounted basis. Having assumed these liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value, $83 million at December 31, 2006. This reserve includes estimated defense costs and is gross of estimated amounts due from insurers of $39 million at December 31, 2006, also recorded at their fair value at the date of merger. The assets and liabilities assumed at the acquisition date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $48 million and the discount on the assets of approximately $28 million (net discount $20 million) will be accreted to interest expense over the expected settlement period which is estimated to be between 10 and 20 years. In addition to the reserves recorded due to the merger with Fisher, as of December 31, 2006, the company had product liability reserves of $23 million (undiscounted) relating to divested businesses. The process of estimating losses involves a considerable degree of judgment by management and the ultimate amount of expense could vary. However, the company believes that the amounts reserved are adequate based on available information.

In the ordinary course of business, the company has purchased insurance coverage from third-party insurance carriers to minimize loss and manage risk from certain worker injury, general, automobile and product liability. Insurance contracts do not relieve the company of its primary obligation with respect to any losses

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11.  Commitments and Contingencies (continued)

incurred. The collectibility of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

The company is currently involved in various stages of investigation and remediation related to environmental matters, principally at businesses acquired in the merger with Fisher. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters relate to the costs of permit requirements and installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company’s liability for environmental matters associated with businesses acquired in the merger with Fisher was recorded at its fair value and as such, was discounted to its present value. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Having assumed these environmental liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value, $23.2 million. This fair value was ascribed by using a discount rate of 4.73%, which was the risk free interest rate for monetary assets with maturities comparable to that of the environmental liability. The discount of $10.0 million will be accreted by charges to interest expense over the estimated maturity period of 30 years. At December 31, 2006, the environmental liability was approximately $24 million. Accrued liabilities for environmental matters were not material prior to 2006.

Management believes that this accrual is adequate for the environmental remediation costs the company expects to incur. As a result, the company believes that the ultimate liability with respect to environmental remediation matters will not have a material adverse effect on the company’s financial position, results of operations or cash flows. However, the company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows. Although these environmental remediation liabilities do not include third-party recoveries, the company may be able to bring indemnification claims against third parties for liabilities relating to certain sites.

Note 12.  Common and Preferred Stock

At December 31, 2006, the company had reserved 73,303,563 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company’s convertible debentures.

The company has 50,000 shares of authorized but unissued $100 par value preferred stock.

The company has distributed rights under a shareholder rights plan adopted by the company’s Board of Directors to holders of outstanding shares of the company’s common stock. Each right entitles the holder to purchase one hundred-thousandth of a share (a Unit) of Series B Junior Participating Preferred Stock, $100 par value, at a purchase price of $200 per Unit, subject to adjustment. The rights will not be exercisable until the earlier of (i) 10 business days following a public

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12.  Common and Preferred Stock (continued)

announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock (the Stock Acquisition Date), or (ii) 10 business days following the commencement of a tender offer or exchange offer for 15% or more of the outstanding shares of common stock.

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

As a result of the merger with Fisher, warrants to purchase 1,653,585 shares of Fisher common stock were converted into warrants to purchase 3,307,170 shares of company common stock. These warrants had a fair value of $113.2 million at the merger date, which was recorded as part of the merger consideration. As of December 31, 2006, there were warrants outstanding to purchase 3,307,170 shares of company common stock at an exercise price of $4.83 per share and exercisable through January 2008.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13.  Fair Value of Financial Instruments (continued)

The carrying amount and fair value of the company’s notes receivable, long-term obligations and forward currency-exchange contracts are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Notes Receivable	$49,328	$50,432	$48,420	$50,941

Long-term Obligations:
Convertible obligations	$973,805	$1,587,160	$77,234	$76,075
Senior notes	379,284	367,096	380,542	377,291
Senior subordinated notes	808,069	814,126	—	—
Other	19,547	19,547	10,854	10,854

	$2,180,705	$2,787,929	$468,630	$464,220

Forward Currency-exchange Contracts Receivable (Payable)	$(60)	$(60)	$173	$173

The fair value of the notes receivable (principally the note receivable from Newport) was determined based on borrowing rates available to companies of comparable credit worthiness at December 31, 2006 and 2005. In February 2007, the company received full payment of the note receivable from Newport.

The fair value of long-term obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective year ends.

The notional amounts of forward currency-exchange contracts outstanding totaled $72.2 million and $94.8 million at year-end 2006 and 2005, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14.  Supplemental Cash Flow Information

	2006	2005	2004
	(In thousands)

Cash Paid For
Interest	$42,635	$23,025	$11,003

Income taxes	$124,599	$90,385	$36,279

Noncash Activities
Fair value of assets of acquired businesses and product lines	$16,992,281	$1,093,079	$189,612
Cash acquired in Fisher merger, net of transaction costs	359,868	—	—
Cash paid for acquired businesses and product lines	(134,097)	(940,758)	(147,902)
Fair value of common stock issued	(9,777,837)	—	—
Fair value of options and warrants	(502,277)	—	—
Fair value of convertible debt allocable to equity	(546,783)	—	—

Liabilities assumed of acquired businesses and product lines	$6,391,155	$152,321	$41,710

Fair value of common stock and note received from sale of discontinued operations	$—	$—	$89,974

Conversion of subordinated convertible debentures	$69,656	$—	$—

Issuance of restricted stock	$18,759	$4,076	$1,679

Note 15.  Restructuring and Other Costs, Net

In response to a downturn in markets served by the company and in connection with the company’s overall reorganization, restructuring actions were initiated in 2003, and to a lesser extent, 2004 in a number of business units to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Restructuring and other costs recorded in 2005 were primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and the consolidation of two facilities in Texas. The 2005 costs also include charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of sub-tenant rentals from abandoned facilities. The restructuring actions undertaken in 2003 and 2004 were substantially complete at the end of 2004. Restructuring costs in 2006 include charges to close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany, the move of manufacturing operations in New Mexico to other plants in the U.S. and Europe and remaining costs of prior actions. The company is finalizing its plan for potential restructuring actions that may be undertaken at Fisher or within existing businesses with which Fisher is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The cost of actions at Fisher businesses is being charged to the cost of the acquisition while the cost of actions at existing businesses being integrated with Fisher is charged to expense. The company has identified actions at existing businesses totaling $5 million that will be undertaken in 2007 and expects to identify additional actions as it completes its plans for integrating Fisher. The company expects to finalize its restructuring plans related to the Fisher merger no later than one year from the date of merger. The company has finalized its plans for integrating Kendro with its existing business and expects that charges to expense will ultimately total $16 million, of which approximately $15 million has been recorded as of December 31, 2006 with the balance to be recorded as incurred.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.  Restructuring and Other Costs, Net (continued)

2006

The company recorded net restructuring and other costs by segment for 2006 as follows:

	Analytical Technologies	Laboratory Products and Services	Other	Corporate	Total
	(In thousands)

Cost of Revenues	$43,228	$34,397	$—	$—	$77,625
Restructuring and Other Costs, Net	30,251	7,141	9	8,311	45,712

	$73,479	$41,538	$9	$8,311	$123,337

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $73 million of net restructuring and other charges in 2006. The segment recorded charges to cost of revenues of $43 million, primarily for the sale of inventories revalued at the date of acquisition, and $30 million of other costs, net. These other costs consisted of $16 million of cash costs, principally associated with the consolidation of a U.K. facility into an existing factory in Germany and the move of manufacturing operations in New Mexico to other plants in the U.S. and Europe, including $9 million of severance for 209 employees across all functions; $5 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates have changed; and $2 million of other cash costs, primarily relocation expenses associated with facility consolidations. These severance and other cash costs were net of reversals of $1 million, principally due to lower costs resulting from employee attrition. In addition, the segment recorded a charge of $15 million for in-process research and development at Fisher on the merger date. The segment also recorded a net gain of $1 million on the sale of two product lines.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $42 million of net restructuring and other charges in 2006. The segment recorded charges to cost of revenues of $35 million, consisting of $3 million for accelerated depreciation at facilities closing due to real estate consolidation and $32 million for the sale of inventories revalued at the date of acquisition; and $7 million of other costs, net. These other costs consisted of $6 million of cash costs, principally associated with close of a plant in Massachusetts and the consolidation of its operations with those of an existing factory, including $3 million of severance for 123 employees across all functions; $2 million of abandoned-facility costs; and $1 million of other cash costs, primarily retention and relocation expenses. These severance, facility and other cash costs were net of reversals of $1 million, principally due to lower costs resulting from employee attrition. In addition, the segment recorded a net charge of $1 million for the writedown to estimated disposal value and the sale of abandoned assets.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.  Restructuring and Other Costs, Net (continued)

Corporate

The company recorded $8 million of restructuring and other charges at its U.S. and European administrative offices in 2006, all of which were cash costs. These cash costs were primarily for pre-merger integration expenses and retention agreements with certain Fisher employees. Retention costs are accrued ratably over the period the employees must work to qualify for the payment.

2005

The company recorded net restructuring and other costs by segment for 2005 as follows:

	Analytical Technologies	Laboratory Products and Services	Other	Corporate	Total
	(In thousands)

Cost of Revenues	$1,240	$12,147	$—	$—	$13,387
Restructuring and Other Costs, Net	10,246	5,148	(613)	2,119	16,900

	$11,486	$17,295	$(613)	$2,119	$30,287

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $11 million of net restructuring and other charges in 2005. The segment recorded charges to cost of revenues of $1.2 million, consisting of $0.7 million for the sale of inventories revalued at the date of acquisition and $0.5 million for accelerated depreciation at facilities closing due to real estate consolidation; and $10 million of other costs, net. These other costs consisted of $13 million of cash costs, including $6 million of severance for 174 employees across all functions; $6 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed or for costs that could not be recorded until incurred and for the 2005 consolidation of two operating facilities in Texas; and $1 million of other cash costs, primarily retention and relocation expenses associated with facility consolidations. These severance and other cash costs were net of reversals of $1 million, principally due to lower costs resulting from employee attrition. These costs were offset by gains of $3 million from the sale of four abandoned buildings.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $17 million of net restructuring and other charges in 2005. The segment recorded charges to cost of revenues of $12 million for the sale of inventories revalued at the date of acquisition; and $5 million of other costs, net. These other costs consisted of $8 million of cash costs, principally associated with the integration of Kendro with existing businesses, including $7 million of severance for 75 employees across all functions; and $1 million of other cash costs, primarily retention and relocation expenses. In addition, the segment recorded charges of $2 million primarily for the writedown to estimated disposal value of a building in France held for sale. These costs were offset by gains of $5 million from the sale of two abandoned buildings.

Other

The company reversed previously established reserves of $1 million in 2005 as a result of revising its estimate of lease obligations due to sub-leasing an abandoned facility of a divested business.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.  Restructuring and Other Costs, Net (continued)

Corporate

The company recorded $2 million of restructuring and other charges at its U.S. and European administrative offices in 2005, all of which were cash costs. These cash costs were primarily for severance for 18 employees.

2004

Restructuring and other costs recorded in 2004 include charges associated with new actions and actions initiated prior to 2004 that could not be recorded until incurred. These charges totaled $19 million and are detailed by segment below.

The company recorded net restructuring and other costs by segment for 2004 as follows:

	Analytical Technologies	Laboratory Products and Services	Other	Corporate	Total
	(In thousands)

Cost of Revenues	$1,292	$2,069	$—	$—	$3,361
Restructuring and Other Costs, Net	12,875	516	163	2,275	15,829

	$14,167	$2,585	$163	$2,275	$19,190

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $14 million of net restructuring and other charges in 2004. The segment recorded charges to cost of revenues of $1.3 million, consisting of $0.2 million for the sale of inventories revalued at the date of acquisition, and $1.1 million of accelerated depreciation on fixed assets being abandoned due to facility consolidations; and $13 million of other costs. These other costs consisted of $12 million of cash costs, including $7 million of severance for 223 employees across all functions; $4 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed or for costs that could not be recorded until incurred; and $1 million of other cash costs, primarily relocation expenses. These severance and other cash costs were net of reversals of $1 million, principally due to lower costs resulting from employee attrition. In addition, the segment recorded charges of $1 million, primarily for abandoned equipment and the sale of two abandoned buildings.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $3 million of net restructuring and other charges in 2004. The segment recorded charges to cost of revenues of $2 million for the sale of inventories revalued at the date of acquisition of Jouan; and $1 million of other costs. These other costs consisted of $3 million of cash costs, including $2 million of severance for 64 employees across all functions and $1 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed or for costs that could not be recorded until incurred. These costs were offset by a gain of $3 million on the sale of a product line.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.  Restructuring and Other Costs, Net (continued)

Corporate

The company recorded $2 million of restructuring and other charges at its U.S. and European administrative offices in 2004, all of which were cash costs. These cash costs included $1 million of severance and $1 million of third-party advisory fees. While the company no longer has any public subsidiaries, it has numerous non-U.S. subsidiaries through which the formerly public subsidiaries conducted business. The third-party advisory fees were incurred to simplify this legal structure. The principal aspects of this project were completed in 2004.

The following table summarizes the cash components of the company’s restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables.

	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total
	(In thousands)

Pre-2005 Restructuring Plans
Balance at December 31, 2003	$9,223	$197	$12,774	$259	$22,453
Costs incurred in 2004 (c)	10,923	148	5,317	2,278	18,666
Reserves reversed (b)	(950)	(69)	(122)	(161)	(1,302)
Payments	(14,308)	(213)	(8,972)	(2,327)	(25,820)
Currency translation	914	—	829	79	1,822

Balance at December 31, 2004	5,802	63	9,826	128	15,819
Costs incurred in 2005 (d)	2,427	—	4,374	712	7,513
Reserves reversed (b)	(652)	—	(587)	(17)	(1,256)
Payments	(5,774)	(63)	(4,796)	(234)	(10,867)
Currency translation	(554)	—	(703)	—	(1,257)

Balance at December 31, 2005	1,249	—	8,114	589	9,952
Costs incurred in 2006 (e)	171	—	3,989	60	4,220
Reserves reversed (b)	(53)	—	(693)	—	(746)
Payments	(1,085)	—	(2,867)	(83)	(4,035)
Currency translation	92	—	437	2	531

Balance at December 31, 2006	$374	$—	$8,980	$568	$9,922

2005 Restructuring Plans
Costs incurred in 2005 (d)	$13,427	$433	$1,773	$1,423	$17,056
Reserves reversed (b)	(69)	—	—	—	(69)
Payments	(6,983)	(121)	(639)	(1,065)	(8,808)
Currency translation	(243)	1	(3)	(1)	(246)

Balance at December 31, 2005	6,132	313	1,131	357	7,933
Costs incurred in 2006 (e)	6,047	373	904	802	8,126
Reserves reversed (b)	(570)	—	(188)	—	(758)
Payments	(11,084)	(457)	(1,551)	(1,149)	(14,241)
Currency translation	936	18	86	35	1,075

Balance at December 31, 2006	$1,461	$247	$382	$45	$2,135

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.  Restructuring and Other Costs, Net (continued)

	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

2006 Restructuring Plans
Costs incurred in 2006 (e)	$7,000	$855	$3,230	$8,248	$19,333
Payments	(3,018)	(85)	(575)	(8,264)	(11,942)
Currency translation	61	—	24	16	101

Balance at December 31, 2006	$4,043	$770	$2,679	$—	$7,492
(a)
Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment. The pre-2002 awards were based on specified percentages of employees’ salaries and were generally awarded to help ensure continued employment at least through completion of the company’s reorganization plan.

(b)	Represents reductions in cost of plans as described in the discussion of restructuring actions by segment.
(c)	Excludes noncash charges, net, of $1.2 million and other income, net, of $2.7 million.
  (d)  Excludes net gains of $7.8 million from the sale of six abandoned buildings, noncash charges of $1.7 million and a gain of $0.3 million from the sale of a small non-core business.
  (e)  Excludes noncash charges, net, of $17.4 million and net gains from the sale of abandoned assets of $1.9 million.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, which principally consist of cancellation/termination fees, primarily through 2007; and abandoned-facility payments, over lease terms expiring through 2013.

Note 16.  Discontinued Operations

During 2006, the company committed to a plan to dispose of Genevac Limited (Genevac), a Fisher business which is a manufacturer of solvent evaporation technology. The decision follows the U.S. Federal Trade Commission (FTC) consent order which requires divesture of Genevac for FTC approval of the Thermo Fisher merger under the Hart-Scott-Rodino Antitrust Improvements Act. The results of discontinued operations also include the results of Systems Manufacturing Corporation, a Fisher business which provides consoles, workstations and server enclosures for information technology operations and data centers. The assets and liabilities of these entities were not material at December 31, 2006. For the period from November 9, 2006 through December 31, 2006, these entities had net income of $0.5 million which is classified as income from discontinued operations in the accompanying statements of operations.

The Company had $2.1 million of gains from the disposal of discontinued operations in 2006, including primarily additional proceeds from the sale of several businesses prior to 2004, net of a charge for settlement of an indemnification claim that arose from a divested business.

In 2005, the company recorded after-tax gains of $24.9 million from the disposal of discontinued operations. In September 2005, the Analytical Technologies segment sold its point of care and rapid diagnostics business for $53.1 million in cash after determining it was not a strategic fit in the long-term. The company recorded an after-tax gain of $16.8 million as a result of the sale. Revenues and pre-tax loss of the divested business totaled $29.7 million and $0.7 million, respectively, in 2004

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16.  Discontinued Operations (continued)

and revenues and pre-tax income totaled $26.6 million and $1.0 million, respectively, in 2005 through the date of sale. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In August 2005, the company sold a building of a previously divested business for net proceeds of $7.3 million in cash, which approximated its carrying value. In addition, the company recorded after-tax gains of $8.1 million from the disposal of discontinued operations. The gains represent additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments, settlement of litigation and an arbitration award related to divested businesses.

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

Spectra-Physics

In July 2004, the company sold its Optical Technologies segment, Spectra-Physics, to Newport for initial consideration of $300 million, subject to a post-closing balance sheet adjustment. As a result of Newport assuming non-U.S. debt of Spectra-Physics that had earlier been expected to be retained by the company and as a result of the post-closing adjustment process, the company paid $25.1 million to Newport, making the net selling price approximately $275 million. The company sold this operating unit to focus on its core businesses that provide analytical instrumentation to laboratory and industrial customers. The net selling price of $275 million exceeded Spectra-Physics’ book value and was comprised of $175 million in cash; a 5% note in the principal amount of $50 million, due in 2009; and $50 million in Newport common stock, with the number of issued shares determined based on the 20-trading day average price prior to closing. The fair value of the note and Newport common stock at the date of closing aggregated approximately $90 million. The note receivable from Newport is classified as noncurrent other assets in the accompanying balance sheet. In February 2007, Newport repaid the note in full. Under the terms of the agreement, the company had agreed to certain restrictions on the sale of the Newport shares it received in this transaction, however, this restriction was subsequently removed and as of December 31, 2005, the company no longer owned shares of Newport common stock. The company retained a small manufacturing unit in New York.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17.  Unaudited Quarterly Information

	2006
	First (a)	Second (b)	Third (c)	Fourth (d)
	(In thousands except per share amounts)

Revenues	$684,287	$713,468	$724,962	$1,668,900
Gross Profit	312,624	324,492	336,885	594,059
Income from Continuing Operations	43,619	48,943	48,833	24,921
Net Income	46,906	47,880	48,833	25,316
Earnings per Share from Continuing Operations:
Basic	.27	.30	.31	.08
Diluted	.26	.30	.30	.08
Earnings per Share:
Basic	.29	.30	.31	.08
Diluted	.28	.29	.30	.08

      Amounts reflect aggregate restructuring and other items, net, and nonoperating items, net, as follows:

(a)	Costs of $3.6 million and after-tax income of $3.3 million related to the company’s discontinued operations.
(b)	Costs of $6.0 million and after-tax loss of $1.1 million related to the company’s discontinued operations.
(c)	Costs of $7.2 million.
(d)	Costs of $106.5 million and after-tax income of $0.4 million related to the company’s discontinued operations.

	2005
	First (a)	Second (b)	Third (c)	Fourth (d)
	(In thousands except per share amounts)

Revenues	$559,208	$653,621	$679,411	$740,787
Gross Profit	259,234	287,455	305,699	342,560
Income from Continuing Operations	45,583	56,760	40,597	55,361
Net Income	48,856	60,223	57,734	56,405
Earnings per Share from Continuing Operations:
Basic	.28	.35	.25	.34
Diluted	.28	.35	.25	.34
Earnings per Share:
Basic	.30	.37	.36	.35
Diluted	.30	.37	.35	.34

Amounts reflect aggregate restructuring and other items, net, and nonoperating items, net, as follows:

(a)	Income of $0.3 million and after-tax income of $3.3 million related to the company’s discontinued operations.
(b)	Costs of $13.7 million, net gains of $27.6 million from the sale of shares of Newport and Thoratec and after-tax income of $3.5 million related to the company’s discontinued operations.
(c) (d)
Costs of $12.2 million and after-tax income of $17.1 million related to the company’s discontinued operations.

Costs of $4.6 million and after-tax income of $1.0 million related to the company’s discontinued operations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recorvered	Accounts Written Off	Other (a)	Balance at End of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2006	$21,841	$576	$840	$(7,319)	$29,073	$45,011

Year Ended December 31, 2005	$22,844	$3,467	$163	$(8,687)	$4,054	$21,841

Year Ended December 31, 2004	$24,212	$3,045	$116	$(6,978)	$2,449	$22,844

	Balance at Beginning of Year	Established as Cost of Acquisitions	Activitiy Charged to Reserve	Other (c)	Balance at End of Year

Accrued Acquisition Expenses (b)

Year Ended December 31, 2006	$6,263	$35,426	$(5,030)	$(1,228)	$35,431

Year Ended December 31, 2005	$9,229	$4,009	$(3,789)	$(3,186)	$6,263

Year Ended December 31, 2004	$15,816	$1,217	$(4,356)	$(3,448)	$9,229

	Balance at Beginning of Year	Provision Charged to Expense (e)	Activity Charged to Reserve	Other (f)	Balance at End of Year

Accrued Restructuring Costs (d)

Year Ended December 31, 2006	$17,885	$30,175	$(30,218)	$1,707	$19,549

Year Ended December 31, 2005	$15,819	$23,244	$(19,675)	$(1,503)	$17,885

Year Ended December 31, 2004	$22,453	$17,364	$(25,820)	$1,822	$15,819

(a)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)	The nature of activity in this account is described in Note 2.
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

  (f)  Represents the effect of currency translation.

Financial Statement Index