Form 10-Q
period 2007-03-31
THERMO FISHER SCIENTIFIC INC.
filed 2007-05-04
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

(mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts	02454-9046
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, $1.00 par value	421,930,107

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements
THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet

Assets

	March 31,	December 31,
(In millions)	2007	2006
	(Unaudited)

Current Assets:
Cash and cash equivalents	$670.9	$667.4
Short-term investments, at quoted market value (amortized cost of $23.9 and $23.8)	20.5	23.8
Accounts receivable, less allowances of $50.9 and $45.0	1,419.0	1,392.7
Inventories:
Raw materials	322.4	307.7
Work in process	134.1	121.7
Finished goods	724.0	735.1
Deferred tax assets	225.3	209.2
Other current assets	230.0	201.9

	3,746.2	3,659.5

Property, Plant and Equipment, at Cost	1,578.5	1,533.0
Less: Accumulated depreciation and amortization	322.3	276.3

	1,256.2	1,256.7

Acquisition-related Intangible Assets, net of Accumulated Amortization of $445.2 and $276.4	7,333.2	7,511.6

Other Assets	258.3	309.4

Goodwill	8,578.0	8,525.0

	$21,171.9	$21,262.2

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)

Liabilities and Shareholders’ Equity

	March 31,	December 31,
(In millions except share amounts)	2007	2006
	(Unaudited)

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$167.4	$483.3
Accounts payable	679.6	630.8
Accrued payroll and employee benefits	196.2	253.3
Accrued income taxes	38.4	60.3
Deferred revenue	138.4	121.3
Other accrued expenses (Notes 2, 10 and 11)	576.5	603.3

	1,796.5	2,152.3

Deferred Income Taxes	2,483.8	2,557.5

Other Long-term Liabilities	476.5	459.9

Long-term Obligations (Note 9)	2,182.4	2,180.7

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 429,563,224 and 424,240,292 shares issued	429.6	424.2
Capital in excess of par value	11,928.9	11,810.4
Retained earnings	1,912.3	1,773.4
Treasury stock at cost, 7,633,117 and 7,635,184 shares	(253.7)	(246.4)
Accumulated other comprehensive items (Note 6)	215.6	150.2

	14,232.7	13,911.8

	$21,171.9	$21,262.2

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In millions except per share amounts)	2007	2006

Revenues	$2,338.2	$684.3

Costs and Operating Expenses:
Cost of revenues	1,458.3	371.7
Selling, general and administrative expenses	620.3	202.5
Research and development expenses	59.8	38.7
Restructuring and other costs, net (Note 11)	7.4	3.6

	2,145.8	616.5

Operating Income	192.4	67.8
Other Expense, Net (Note 4)	(26.7)	(3.7)

Income from Continuing Operations Before Provision for Income Taxes	165.7	64.1
Provision for Income Taxes	(26.9)	(20.5)

Income from Continuing Operations	138.8	43.6
Income from Discontinued Operations (net of income tax provision of $0.1 in 2007; Note 14)	0.1	—
Gain on Disposal of Discontinued Operations (net of income tax provision of $1.9 in 2006; Note 14)	—	3.3

Net Income	$138.9	$46.9

Earnings per Share from Continuing Operations (Note 5):
Basic	$.33	$.27

Diluted	$.31	$.26

Earnings per Share (Note 5):
Basic	$.33	$.29

Diluted	$.31	$.28

Weighted Average Shares (Note 5):
Basic	420.1	163.0

Diluted	441.1	167.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In millions)	2007	2006

Operating Activities:
Net income	$138.9	$46.9
Income from discontinued operations	(0.1)	—
Gain on disposal of discontinued operations	—	(3.3)

Income from continuing operations	138.8	43.6

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	185.3	37.4
Change in deferred income taxes	3.6	2.8
Noncash equity compensation	13.8	6.1
Noncash charges for sale of inventories revalued at the date of acquisition	36.2	—
Other noncash expenses, net	10.6	(0.2)
Changes in current accounts, excluding the effects of acquisitions and dispositions:
Accounts receivable	(42.2)	27.6
Inventories	(46.7)	(25.0)
Other current assets	(36.5)	(12.3)
Accounts payable	42.9	1.5
Other current liabilities	(87.3)	(53.4)

Net cash provided by continuing operations	218.5	28.1
Net cash provided by discontinued operations	0.1	3.8

Net cash provided by operating activities	218.6	31.9

Investing Activities:
Acquisitions, net of cash acquired	(34.0)	—
Refund of acquisition purchase price	4.6	—
Proceeds from sale of available-for-sale investments	1.7	36.3
Purchases of available-for-sale investments	(1.7)	(35.0)
Purchases of property, plant and equipment	(40.5)	(13.3)
Proceeds from sale of property, plant and equipment	1.3	0.3
Proceeds from sale of product lines	—	8.9
Collection of notes receivable	48.2	2.8
Increase in other assets	(8.7)	(1.1)
Other	—	0.2

Net cash used in continuing operations	(29.1)	(0.9)
Net cash provided by discontinued operations	—	5.3

Net cash (used in) provided by investing activities	$(29.1)	$4.4

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In millions)	2007	2006

Financing Activities:
Decrease in short-term notes payable	$(309.3)	$(41.3)
Net proceeds from issuance of company common stock	113.0	16.5
Tax benefits from exercised stock options	9.8	4.3
Redemption and repayment of long-term obligations	(7.6)	—

Net cash used in financing activities	(194.1)	(20.5)

Exchange Rate Effect on Cash of Continuing Operations	8.1	0.7

Increase in Cash and Cash Equivalents	3.5	16.5
Cash and Cash Equivalents at Beginning of Period	667.4	214.3

Cash and Cash Equivalents at End of Period	$670.9	$230.8

Supplemental Cash Flow Information:
Fair value of assets of acquired businesses	$38.1	$—
Cash paid for acquired businesses	(29.4)	—

Liabilities assumed of acquired businesses	$8.7	$—

Conversion of subordinated convertible debentures	$0.4	$—

Issuance of restricted stock	$12.8	$0.9

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2007, the results of operations for the three-month periods ended March 31, 2007, and April 1, 2006, and the cash flows for the three-month periods ended March 31, 2007, and April 1, 2006. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2006, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC).

2.	Acquisitions

On January 15, 2007, the company’s Analytical Technologies segment acquired the Spectronex AG and Flux AG businesses (Spectronex/Flux) of Swiss Analytic Group AG. These Switzerland-based businesses include a distributor of mass spectrometry, chromatography and surface science instruments and a manufacturer of high performance liquid chromatography pumps and software. The purchase price totaled $24 million, net of cash acquired. The acquisition broadened the segment’s mass spectrometry offerings. Revenues of Spectronex/Flux totaled $22 million in fiscal 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $9 million was allocated to goodwill, none of which is tax deductible.

In addition to the acquisition of Spectronex/Flux, the Analytical Technologies segment acquired a small manufacturer of electrostatic discharge products in the first quarter of 2007, for aggregate consideration of $5 million. The company also paid transaction costs and post-closing and contingent purchase price adjustments aggregating $5 million in the first quarter of 2007, for various acquisitions completed prior to 2007. The company obtained a refund of $5 million in the first quarter of 2007, related to a post-closing adjustment for the 2006 acquisition of GV Instruments Limited (GVI).

Subsequent to the acquisition of GVI, the UK Office of Fair Trading (OFT) commenced an investigation of the transaction to determine whether it qualified for consideration under the UK Enterprise Act. On December 15, 2006, the OFT referred the transaction to the UK Competition Commission for further investigation under the Enterprise Act to determine whether the transaction had resulted in, or may be expected to result in, a substantial lessening of competition within any market in the UK for goods or services, particularly gas isotope ratio mass spectrometers (Gas IRMS), thermal ionization mass spectrometers (TIMS) and multicollector inductively coupled plasma mass spectrometers. Of GVI’s sales of $19 million in its fiscal 2006, $0.4 million were UK sales. The Competition Commission published its provisional findings on March 22, 2007, preliminarily concluding that the company’s acquisition of GVI would lead to a substantial lessening of competition in the UK in the markets for Gas IRMS and TIMS products. The Competition Commission has invited comments on their provisional findings, and the statutory deadline for publication of their final report is May 31, 2007. If the Competition Commission confirms its provisional decision, it is likely to seek remedies in the form of divestment of the GVI business by the company.

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

During the investigation, the company is subject to certain undertakings, which took effect in October 2006, that require it not to take any action that will lead to further integration of the GVI business with the company or otherwise impair the GVI business from competing independently. The company is cooperating with the Competition Commission’s investigation and continuing to provide information supporting the company’s view that the acquisition is not anti-competitive. However, there can be no assurance as to the outcome of this matter. Goodwill and other intangible assets associated with the acquisition of GVI totaled $23 million at March 31, 2007. Were the Competition Commission to require the company to divest of GVI, charges for impairment of assets could result.

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

The components of the preliminary purchase price allocation for 2007 acquisitions are as follows:

(In millions)	Spectronex/Flux	Other	Total

Purchase Price:
Cash paid (a)	$25.8	$5.4	$31.2
Cash acquired	(1.8)	—	(1.8)

	$24.0	$5.4	$29.4

Allocation:
Current assets	$8.1	$1.7	$9.8
Property, plant and equipment	0.4	—	0.4
Acquired intangible assets	14.8	2.4	17.2
Goodwill	9.1	1.6	10.7
Liabilities assumed	(8.4)	(0.3)	(8.7)

	$24.0	$5.4	$29.4

(a)	Includes transaction costs.

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

Acquired intangible assets for 2007 acquisitions are as follows:

(In millions)	Spectronex/Flux	Other	Total

Customer Relationships	$12.9	$1.5	$14.4
Product Technology	1.5	0.9	2.4
Tradenames	0.4	—	0.4

	$14.8	$2.4	$17.2

The weighted-average amortization periods for the customer relationships, product technology and tradenames acquired in 2007 are 6 years each.

During the first quarter of 2007, the company refined estimates recorded in the fourth quarter of 2006 of acquisition-related intangible assets related to the November 2006 merger with Fisher Scientific International Inc. and the December 2006 acquisition of Cohesive Technologies Inc. and finalized the determination of such intangible assets. The purchase price allocations for Fisher and Cohesive, as revised, are as follows:

(In millions)	Fisher	Cohesive

Fair Value of Common Stock Issued to Fisher Shareholders	$9,777.8	$—
Fair Value of Fisher Stock Options and Warrants Converted into Options in Company Common Stock	502.3	—
Debt Assumed	2,284.7	—
Cash Paid Including Transaction Costs	38.5	71.3
Cash Acquired	(392.0)	(0.3)

	$12,211.3	$71.0

Allocation:
Current assets	$1,919.3	$5.7
Property, plant and equipment	953.2	1.0
Acquired intangible assets	7,082.0	36.2
Goodwill	6,512.3	33.4
Other assets	312.8	—
Liabilities assumed	(4,021.5)	(5.3)
Fair value of convertible debt allocable to equity	(546.8)	—

	$12,211.3	$71.0

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

The acquired intangible assets from the merger with Fisher and the acquisition of Cohesive are as follows:

(In millions)	Fisher	Cohesive

Indefinite Lives:
Trademarks	$1,326.9	$—

Definite Lives:
Customer relationships	4,275.3	18.4
Product technology	844.8	14.4
Tradenames	635.0	3.4

	$7,082.0	$36.2

The weighted-average amortization periods for intangible assets with definite lives are: 14 years for customer relationships, 9 years for product technology and 10 years for tradenames. The weighted-average amortization period for all intangible assets with definite lives in the above table is 13 years.

In November 2006, the Company merged with Fisher. Had the merger with Fisher been completed as of the beginning of 2006, the company’s pro forma results for 2006 would have been as follows:

Three Months Ended
(In millions except per share amounts)	April 1, 2006 (a)

Revenues	$2,096.4

Net Income	$(6.3)

Earnings per Share from Continuing Operations:
Basic	$(.02)
Diluted	$(.02)

Earnings Per Share:
Basic	$(.02)
Diluted	$(.02)

(a)
Includes $97 million pre-tax charge to cost of revenues for the sale of Fisher inventories revalued at the date of merger, $15 million pre-tax charge for Fisher’s in-process research and development and $37 million pre-tax charge for accelerated vesting of equity-based awards resulting from the change in control occurring at the date of the Fisher merger.

The company’s results for 2006 would not have been materially different from its reported results had the company’s other 2006 and 2007 acquisitions occurred at the beginning of 2006.

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

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

primarily for severance and excess facilities. In accordance with EITF Issue No. 95-3, the company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet. No accrued acquisition expenses have been established for 2007 acquisitions.

The changes in accrued acquisition expenses for acquisitions completed during 2006 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2006	$26.0	$3.1	$1.3	$30.4
Reserves established	3.2	3.6	1.3	8.1
Payments	(3.2)	(0.1)	(0.2)	(3.5)
Currency translation	0.1	—	—	0.1

Balance at March 31, 2007	$26.1	$6.6	$2.4	$35.1

The principal acquisition expenses for 2006 acquisitions were for severance for approximately 252 employees across all functions and cost associated with various facility consolidations, primarily related to the company’s merger with Fisher.

The changes in accrued acquisition expenses for acquisitions completed prior to 2006 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2006	$2.2	$2.7	$0.1	$5.0
Payments	(1.3)	—	—	(1.3)

Balance at March 31, 2007	$0.9	$2.7	$0.1	$3.7

The remaining amounts accrued for pre-2006 acquisitions include severance related to the company’s acquisition of Kendro in 2005 and abandoned facilities primarily related to the company’s acquisitions of Life Sciences International PLC in 1997, the product monitoring businesses of Graseby Limited in 1998 and Kendro in 2005. The abandoned facilities for the 1997 and 1998 acquisitions include three operating facilities in England with leases expiring through 2014. In some instances, the facilities have been subleased but certain restoration obligations are payable at the end of the lease. The remaining amounts accrued for abandoned facilities also include facility obligations for a Kendro building vacated in Tennessee. The amounts captioned as “other” primarily represent employee relocation, contract termination and other exit costs. The severance and other costs are expected to be paid in 2007.

THERMO FISHER SCIENTIFIC INC.

3.	Business Segment Information

Following the merger with Fisher in November 2006, the company reorganized management responsibility and its continuing operations now fall into two business segments: Analytical Technologies and Laboratory Products and Services. Prior year results have been reclassified to conform to the new segments.

	Three Months Ended
	March 31,	April 1,
(In millions)	2007	2006

Revenues:
Analytical Technologies	$1,006.2	$504.6
Laboratory Products and Services	1,416.5	179.7
Eliminations	(84.5)	—

Consolidated revenues	$2,338.2	$684.3

Operating Income:
Analytical Technologies (a)	$189.8	$71.5
Laboratory Products and Services (a)	185.7	25.5

Subtotal reportable segments (a)	375.5	97.0

Cost of revenues charges	(36.4)	—
Restructuring and other costs, net	(7.4)	(3.6)
Amortization of acquisition-related intangible assets	(139.3)	(25.6)

Consolidated operating income	192.4	67.8
Other expense, net (b)	(26.7)	(3.7)

Income from continuing operations before provision for income taxes	$165.7	$64.1

Equity-based Compensation Expense:
Analytical Technologies	$6.5	$4.6
Laboratory Products and Services	7.3	1.5

Consolidated equity-based compensation expense	$13.8	$6.1

Amortization:
Analytical Technologies	$52.6	$6.5
Laboratory Products and Services	86.7	19.1

Consolidated amortization	$139.3	$25.6

Depreciation:
Analytical Technologies	$20.4	$7.2
Laboratory Products and Services	25.6	4.6

Consolidated depreciation	$46.0	$11.8

(a)	Represents operating income before certain charges to cost of revenues; restructuring and other costs, net and amortization of acquisition-related intangibles.
(b)	The company does not allocate other income and expenses to its segments.

THERMO FISHER SCIENTIFIC INC.

4.	Other Income (Expense), Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended
	March 31,	April 1,
(In millions)	2007	2006

Interest Income	$8.9	$3.5
Interest Expense	(37.2)	(7.7)
Other Items, Net	1.6	0.5

	$(26.7)	$(3.7)

5.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 31,	April 1,
(In millions except per share amounts)	2007	2006

Income from Continuing Operations	$138.8	$43.6
Income from Discontinued Operations	0.1	—
Gain on Disposal of Discontinued Operations	—	3.3

Net Income for Basic Earnings per Share	138.9	46.9
Effect of Convertible Debentures	—	0.4

Income Available to Common Shareholders, as Adjusted for Diluted Earnings per Share	$138.9	$47.3

Basic Weighted Average Shares	420.1	163.0
Effect of:
Convertible debentures	11.7	1.9
Stock options, restricted stock awards and warrants	9.3	2.1

Diluted Weighted Average Shares	441.1	167.0

Basic Earnings per Share:
Continuing operations	$.33	$.27
Discontinued operations	—	.02

	$.33	$.29

Diluted Earnings per Share:
Continuing operations	$.31	$.26
Discontinued operations	—	.02

	$.31	$.28

Options to purchase 5.9 million and 3.2 million shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2007 and 2006, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

6.	Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represents certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the first quarter of 2007 and 2006, the company had comprehensive income of $204 million and $51 million, respectively.

7.	Equity-based Compensation Expense

The components of pre-tax equity-based compensation are as follows:

	Three Months Ended
	March 31,	April 1,
(In millions)	2007	2006

Stock Option Awards	$9.3	$5.4
Restricted Share/Unit Awards	4.5	0.7

Total Equity-based Compensation Expense	$13.8	$6.1

Equity-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended
	March 31,	April 1,
(In millions)	2007	2006

Cost of Revenues	$1.3	$0.6
Selling, General and Administrative Expenses	12.0	5.2
Research and Development Expenses	0.5	0.3

Total Equity-based Compensation Expense	$13.8	$6.1

No equity-based compensation expense has been capitalized in inventories due to immateriality.

Equity-based compensation reduced diluted earnings per share by $.02 in the first quarter of both 2007 and 2006.

Unrecognized compensation cost related to unvested stock options and restricted stock total approximately $53 million and $22 million, respectively, as of March 31, 2007, and is expected to be recognized over weighted average periods of 3 years and 2 years, respectively.

During the first quarter of 2007, the company made equity compensation grants to employees consisting of 5,000 restricted shares and options to purchase 201,000 shares.

THERMO FISHER SCIENTIFIC INC.

8.	Defined Benefit Pension Plans

Employees of a number of the company’s non-U.S. and certain U.S. subsidiaries participate in defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. The company also has a postretirement healthcare program in which certain employees are eligible to participate. Net periodic benefit costs for the company’s pension plans include the following components:

	Three Months Ended
	March 31,	April 1,
(In millions)	2007	2006

Service Cost	$4.8	$1.4
Interest Cost on Benefit Obligation	15.3	3.5
Expected Return on Plan Assets	(16.1)	(3.0)
Amortization of Net Loss	1.2	0.9
Amortization of Prior Service Costs	—	0.1

Net Periodic Benefit Cost	$5.2	$2.9

Net periodic benefit costs for the company’s other postretirement benefit plans (which were assumed in the Fisher merger) include the following components:

Three Months Ended
(In millions)	March 31, 2007

Service Cost	$0.2
Interest Cost on Benefit Obligation	0.4

Net Periodic Benefit Cost	$0.6

9.	Swap Arrangement

During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8% and will pay a variable rate of 90-day LIBOR plus 2.19% (7.51% as of March 31, 2007). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt totaling $3 million at March 31, 2007. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

THERMO FISHER SCIENTIFIC INC.

10.	Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Three Months Ended
	March 31,	April 1,
(In millions)	2007	2006

Beginning Balance	$45.5	$33.4
Provision charged to income	12.2	8.8
Usage	(7.9)	(8.7)
Acquisitions	0.5	—
Adjustments to previously provided warranties, net	0.5	(0.3)
Other, net (a)	0.5	0.1

Ending Balance	$51.3	$33.3

(a)	Primarily represents the effects of currency translation.

11.	Restructuring and Other Costs, Net

Restructuring costs prior to 2006 primarily related to actions to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Restructuring costs in 2006 included charges to close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany, the move of manufacturing operations in New Mexico to other plants in the U.S. and Europe and remaining costs of prior actions. Restructuring costs in 2007 include plans to consolidate anatomical pathology operations currently in Pennsylvania with a Fisher site in Michigan. The company is finalizing its plan for potential restructuring actions that may be undertaken at Fisher or within existing businesses with which Fisher is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The cost of actions at Fisher businesses is being charged to the cost of the acquisition while the cost of actions at existing businesses being integrated with Fisher is charged to restructuring expense. The company expects to finalize its restructuring plans related to the Fisher merger no later than one year from the date of merger.

During the first quarter of 2007, the company recorded net restructuring and other costs by segment as follows:

( (In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$29.1	$7.3	$—	$36.4
Restructuring and Other Costs, Net	3.1	0.6	3.7	7.4

	$32.2	$7.9	$3.7	$43.8

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $32.2 million of net restructuring and other charges in 2007. The segment recorded charges to cost of revenues of $29.1 million, primarily for the sale of inventories revalued at the date of acquisition, and $3.1 million of other costs, net. These other costs consisted of $3.0 million of cash costs, principally associated with facility consolidations, including $2.0 million of severance for 10 employees across all functions; $0.4 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed or for costs that could not be recorded until incurred; and $0.6 million of other cash costs, primarily relocation expenses associated with facility consolidations.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $7.9 million of net restructuring and other charges in 2007. The segment recorded charges to cost of revenues of $7.3 million, consisting primarily of the sale of inventories revalued at the date of acquisition; and $0.6 million of other costs, net, all of which were cash costs. These other costs consisted of $0.3 million of severance for 10 employees primarily in sales and service functions; $0.2 million of abandoned-facility costs; and $0.1 million of other cash costs, primarily relocation expenses.

Corporate

The company recorded $3.7 million of restructuring and other charges at its corporate office in 2007, all of which were cash costs. These cash costs were primarily for merger-related expenses and retention agreements with certain Fisher employees. Retention costs are accrued ratably over the period the employees must work to qualify for the payment.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

General

The following table summarizes the cash components of the company’s restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2007 statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2006 Restructuring Plans
Balance at December 31, 2006	$1.8	$0.3	$9.4	$0.6	$12.1
Costs incurred in 2007 (b)	0.5	—	0.2	0.1	0.8
Reserves reversed	(0.4)	—	—	—	(0.4)
Payments	(0.3)	(0.3)	(6.5)	(0.1)	(7.2)

Balance at March 31, 2007	$1.6	$—	$3.1	$0.6	$5.3

2006 Restructuring Plans
Balance at December 31, 2006	$4.0	$0.8	$2.7	$—	$7.5
Costs incurred in 2007 (b)	0.1	1.4	0.2	1.0	2.7
Payments	(1.1)	(0.4)	(1.1)	(1.0)	(3.6)

Balance at March 31, 2007	$3.0	$1.8	$1.8	$—	$6.6

2007 Restructuring Plans
Costs incurred in 2007 (b)	$2.1	$0.2	$0.2	$1.7	$4.2
Payments	(0.4)	—	—	(1.5)	(1.9)

Balance at March 31, 2007	$1.7	$0.2	$0.2	$0.2	$2.3

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Excludes non-cash items including $0.1 million asset write down in the Analytical Technologies segment.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2007; and abandoned-facility payments, over lease terms expiring through 2013.

THERMO FISHER SCIENTIFIC INC.

12.	Litigation and Related Contingencies

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

The company has a reserve for environmental costs of approximately $24 million at March 31, 2007. Management believes that this accrual is adequate for environmental remediation costs the company expects to incur. As a result, the company believes that the ultimate liability with respect to environmental remediation matters will not have a material adverse effect on the company’s financial position, results of operations or cash flows. However, the company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows. Although these environmental remediation liabilities do not include third-party recoveries, the company may be able to bring indemnification claims against third parties for liabilities relating to certain sites.

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

13.	Adoption of FASB Interpretation No. 48

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized tax benefits. As of the adoption date of January 1, 2007, the company had $88 million of unrecognized tax benefits, of which $38 million, if recognized, would affect the effective tax rate and the remaining $50 million, if recognized, would decrease goodwill. As of the adoption date the company had accrued interest expense and penalties related to the unrecognized tax benefits of $5 million which is included in the $88 million of unrecognized tax benefits. The company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense.

The company conducts business globally and, as a result, Thermo Fisher or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, the United Kingdom and the United States. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 2001.

THERMO FISHER SCIENTIFIC INC.

13.	Adoption of FASB Interpretation No. 48 (continued)

The company is currently under audit by the Internal Revenue Service for the 2001 to 2004 tax years. The IRS is also auditing the 2003, 2004 and 2005 pre-acquisition tax years of certain Fisher subsidiaries. It is likely that the examination phase of these audits will be completed within twelve months. There have been no significant changes to the status of these examinations during the quarter ended March 31, 2007 and the company does not currently expect any significant increases to previously recorded uncertain tax positions.

14.	Discontinued Operations

During 2006, the company committed to a plan to dispose of Genevac Limited (Genevac), a Fisher business which is a manufacturer of solvent evaporation technology. The decision follows the U.S. Federal Trade Commission (FTC) consent order which requires divesture of Genevac for FTC approval of the Thermo Fisher merger under the Hart-Scott-Rodino Antitrust Improvements Act. Genevac was sold on April 3, 2007, for net proceeds of approximately $22 million in cash. The carrying value of this business at March 31, 2007, reflects the price at which it was sold, net of related transaction costs. The results of discontinued operations also include the results of Systems Manufacturing Corporation, a Fisher business which provides consoles, workstations and server enclosures for information technology operations and data centers. The operating results and assets and liabilities of these entities were not material at March 31, 2007, or for the period then ended.

In the first quarter of 2006, the company recorded after-tax gains of $3.3 million, from the disposal of discontinued operations. The gains represent additional proceeds from the sale of several businesses prior to 2004, net of a charge for the settlement of an indemnification claim that arose from a divested business.

15.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company in 2008. The company is currently evaluating the potential impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. The Company will adopt SFAS No. 159 in 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

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

THERMO FISHER SCIENTIFIC INC.

Overview of Results of Operations and Liquidity

The company develops, manufactures and sells a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own core technologies and by making strategic acquisitions of complementary businesses. Following the November 2006 merger with Fisher Scientific International Inc., the company’s continuing operations fall into two business segments: Analytical Technologies and Laboratory Products and Services.

Revenues

	Three Months Ended
(Dollars in millions)	March 31, 2007		April 1, 2006

Analytical Technologies	$1,006.2	43.0%	$504.6	73.7%
Laboratory Products and Services	1,416.5	60.6%	179.7	26.3%
Eliminations	(84.5)	(3.6)%	—	0.0%

	$2,338.2	100%	$684.3	100%

Sales in the first quarter of 2007 were $2.34 billion, an increase of $1.65 billion from the first quarter of 2006. Sales increased principally due to the merger with Fisher as well as other acquisitions and, to a lesser extent, increased demand and the favorable effect of currency translation. If the merger with Fisher had occurred on January 1, 2006, revenues would have increased $242 million (12%), over pro forma 2006 revenues. Aside from the effects of acquisitions and divestitures made by both companies and currency translation (discussed in total and by segment below), revenues increased over pro forma 2006 revenues by $134 million (6%) due to higher revenues at existing businesses as a result of increased demand, discussed below, and, to a lesser extent, price increases.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2007 and 2006. In addition to the merger with Fisher, the principal acquisitions included the Spectronex AG and Flux AG businesses of Swiss Analytic Group AG, a distributor of mass spectrometry, chromatography and surface science instruments and a manufacturer of high performance liquid chromography pumps and software in January 2007; Cohesive Technologies Inc., a provider of advanced sample extraction and liquid chromatography products in December 2006; GV Instruments Limited, a manufacturer of isotope ratio mass spectrometers, which was acquired in July 2006; and EGS Gauging, Inc., a provider of flat polymer web gauging products, which was acquired in June 2006.

In the first quarter of 2007, the company’s operating income and operating income margin were $192 million and 8.2%, respectively, compared with $68 million and 9.9%, respectively, in 2006. (Operating income margin is operating income divided by revenues.) The increase in operating income was due to inclusion of the Fisher businesses and, to a lesser extent, higher profitability at existing businesses resulting from incremental revenues, price increases and productivity improvements. These increases were offset in part by $114 million of higher amortization expense as a result of acquisition-related intangible assets from the Fisher merger and other acquisitions and $36 million of charges for the sale of inventories revalued at the date of the merger. The decrease in operating income margin was primarily due to the $36 million charge to cost of revenues associated with inventories revalued at the date of merger.

The company’s effective tax rate was 16.2% and 31.9% in the first quarter of 2007 and 2006, respectively. The decrease in the effective tax rate in the first quarter of 2007 compared with the first quarter of 2006 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an enhanced tax credit for qualifying U.S. research costs, growth in lower tax regions such as Asia and, to a lesser extent, a tax gain in excess of the related book gain on the sale of a product line in 2006. The company currently expects its tax rate for the full year to be approximately 16%.

THERMO FISHER SCIENTIFIC INC.

Overview of Results of Operations and Liquidity (continued)

Income from continuing operations increased to $139 million in the first quarter of 2007, from $44 million in the first quarter of 2006, primarily due to the items discussed above that increased operating income in 2007, offset in part by higher interest expense, primarily associated with debt assumed in the Fisher merger.

During the first quarter of 2007, the company’s cash flow from operations totaled $219 million, compared with $32 million for the first quarter of 2006. The increase resulted from cash flow from the Fisher businesses and, to a lesser extent, improved cash flow at existing businesses.

As of March 31, 2007, the company’s outstanding debt totaled $2.35 billion, of which approximately 87% is due in 2009 and thereafter. The company expects that its existing cash and short-term investments of $691 million as of March 31, 2007, and the company’s future cash flow from operations together with available unsecured borrowing capacity of up to $905 million under its existing 5-year revolving credit agreement, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the company’s Form 10-K for 2006, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 13, the company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Other than this change, there have been no significant changes in the company’s critical accounting policies during the first three months of 2007.

In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

Results of Operations

First Quarter 2007 Compared With First Quarter 2006

Continuing Operations

Sales in the first quarter of 2007 were $2.34 billion, an increase of $1.65 billion from the first quarter of 2006. Sales increased principally due to the merger with Fisher as well as other acquisitions and, to a lesser extent, increased demand and the favorable effect of currency translation. If the merger with Fisher had occurred on January 1, 2006, revenues would have increased $242 million (12%) over pro forma 2006 revenues, including increases of a) $56 million due to acquisitions made by the combined companies, net of divestitures, b) $52 million due to the favorable effect of currency translation and c) $134 million (6%) due to higher revenues at existing businesses as a result of increased demand and, to a lesser extent, price increases. Growth was strong in Asia and Europe and, to a lesser extent, in North America.

THERMO FISHER SCIENTIFIC INC.

First Quarter 2007 Compared With First Quarter 2006 (continued)

	Three Months Ended
	March 31,	April 1,
	2007	2006

Operating Income Margin

Consolidated	8.2%	9.9%

In the first quarter of 2007, operating income and operating income margin were $192 million and 8.2%, respectively, compared with $68 million and 9.9%, respectively, in the first quarter of 2006. The increase in operating income was due to inclusion of the Fisher businesses and, to a lesser extent, higher profitability at existing businesses resulting from incremental revenues, price increases and productivity improvements. These increases were offset in part by $114 million of higher amortization expense as a result of acquisition-related intangible assets from the Fisher merger and $36 million of charges for the sale of inventories revalued at the date of the merger. The decrease in operating income margin was primarily due to the $36 million charge to cost of revenues associated with inventories revalued at the date of merger.

Restructuring and other costs were recorded during the first quarter of 2007 and 2006. Restructuring costs in the 2007 period include merger-related exit costs at existing businesses. The company is finalizing its plan for potential restructuring actions that may be undertaken at Fisher or within existing businesses with which Fisher is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The cost of actions at Fisher businesses is being charged to the cost of the acquisition, while the cost of actions at existing businesses being integrated with Fisher is charged to restructuring expense. The company expects to finalize its restructuring plans for Fisher no later than one year from the date of merger.

In the first quarter of 2007, the company recorded restructuring and other costs, net, of $43.8 million, including $36.4 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $7.3 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated as well as merger-related costs, recorded as incurred (Note 11). The company expects additional charges of $11 million over the remainder of 2007, primarily in the second quarter, for the sale of inventories revalued at the date of acquisition. In the first quarter of 2006, the company recorded restructuring and other costs, net, of $3.6 million, including $4.3 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a net gain of $0.8 million from disposal of a small product line.

Subsequent to the acquisition of GVI, the UK Office of Fair Trading (OFT) commenced an investigation of the transaction to determine whether it qualified for consideration under the UK Enterprise Act. On December 15, 2006, the OFT referred the transaction to the UK Competition Commission for further investigation under the Enterprise Act to determine whether the transaction had resulted in, or may be expected to result in, a substantial lessening of competition within any market in the UK for goods or services, particularly gas isotope ratio mass spectrometers (Gas IRMS), thermal ionization mass spectrometers (TIMS) and multicollector inductively coupled plasma mass spectrometers. Of GVI’s sales of $19 million in its fiscal 2006, $0.4 million were UK sales. The Competition Commission published its provisional findings on March 22, 2007, preliminarily concluding that the company’s acquisition of GVI would lead to a substantial lessening of competition in the UK in the markets for Gas IRMS and TIMS products. The Competition Commission has invited comments on their provisional findings, and the statutory deadline for publication of their final report is May 31, 2007. If the Competition Commission confirms its provisional decision, it is likely to seek remedies in the form of divestment of the GVI business by the company.

THERMO FISHER SCIENTIFIC INC.

First Quarter 2007 Compared With First Quarter 2006 (continued)

During the investigation, the company is subject to certain undertakings, which took effect in October 2006, that require it not to take any action that will lead to further integration of the GVI business with the company or otherwise impair the GVI business from competing independently. The company is cooperating with the Competition Commission’s investigation and continuing to provide information supporting the company’s view that the acquisition is not anti-competitive. However, there can be no assurance as to the outcome of this matter. Goodwill and other intangible assets associated with the acquisition of GVI totaled $23 million at March 31, 2007. Were the Competition Commission to require the company to divest of GVI, charges for impairment of assets could result.

Segment Results

The company’s management evaluates segment operating performance using operating income before certain charges to cost of revenues, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; and amortization of acquisition-related intangible assets. The company uses these measures because they help management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining compensation (Note 3). Accordingly, the following segment data is reported on this basis.

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2007	2006

Revenues:
Analytical Technologies	$1,006.2	$504.6
Laboratory Products and Services	1,416.5	179.7
Eliminations	(84.5)	—

Consolidated Revenues	$2,338.2	$684.3

Operating Income:
Analytical Technologies	$189.8	$71.5
Laboratory Products and Services	185.7	25.5

Subtotal Reportable Segments	375.5	97.0

Cost of Revenues Charges	(36.4)	—
Restructuring and Other Costs, Net	(7.4)	(3.6)
Amortization of Acquisition-related Intangible Assets	(139.3)	(25.6)

Consolidated Operating Income	$192.4	$67.8

Analytical Technologies

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2007	2006	Change

Revenues	$1,006.2	$504.6	99%

Operating Income Margin	18.9%	14.2%	4.7 pts.

THERMO FISHER SCIENTIFIC INC.

First Quarter 2007 Compared With First Quarter 2006 (continued)

Sales in the Analytical Technologies segment increased $502 million to $1.01 billion in the first quarter of 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $134 million over pro forma 2006 revenues, including increases of a) $39 million due to acquisitions made by the combined companies, net of divestitures, b) $31 million due to the favorable effect of currency translation and c) $64 million (7%) due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. The increase in demand was from life science and industrial customers in part due to strong market response to new products. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, bioscience reagents and environmental monitoring instruments.

Operating income margin was 18.9% in the first quarter of 2007 and 14.2% in the first quarter of 2006. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including cost-reduction measures following restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 16.6% in the first quarter of 2006.

Laboratory Products and Services

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2007	2006	Change

Revenues	$1,416.5	$179.7	688%

Operating Income Margin	13.1%	14.2%	(1.1) pts.

Sales in the Laboratory Products and Services segment increased $1.24 billion to $1.42 billion in the first quarter of 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $117 million over pro forma 2006 revenues, including increases of a) $17 million due to acquisitions made by the combined companies, net of divestitures, b) $22 million due to the favorable effect of currency translation and c) $78 million (6%) due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. Sales made through the segment’s research market channel and revenues from the company’s biopharma outsourcing offerings were particularly strong.

Operating income margin decreased to 13.1% in the first quarter of 2007 from 14.2% in the first quarter of 2006, primarily due to the inclusion of Fisher revenues, which have a slightly lower operating margin than the company’s legacy laboratory equipment business, offset in part by price increases and productivity improvements, including restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 10.5% in the first quarter of 2006.

Other Expense, Net

The company reported other expense, net, of $27 million and $4 million in the first quarter of 2007 and 2006, respectively (Note 4). Other expense, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income increased to $9 million in the first quarter of 2007 from $4 million in the same period of 2006, primarily due to higher invested cash balances from operating cash flow and, to a lesser extent, increased market interest rates, offset in part by cash used to fund acquisitions. Interest expense increased to $37 million in the first quarter of 2007 from $8 million in the first quarter of 2006, primarily as a result of debt assumed in the merger with Fisher.

THERMO FISHER SCIENTIFIC INC.

First Quarter 2007 Compared With First Quarter 2006 (continued)

Provision for Income Taxes

The company’s effective tax rate was 16.2% and 31.9% in the first quarter of 2007 and 2006, respectively. The decrease in the effective tax rate in 2007 compared with 2006 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an enhanced tax credit for qualifying U.S. research costs, growth in lower tax regions such as Asia and, to a lesser extent, a tax gain in excess of the related book gain on the sale of a product line in 2006. The company currently expects its tax rate for the full year to be approximately 16%.

Contingent Liabilities

At the first quarter end 2007, the company was contingently liable with respect to certain legal proceedings and related matters. As described under “Litigation and Related Contingencies” in Note 12, an unfavorable outcome in the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 became effective in the first quarter of 2007. The effect of adoption was not material (Note 13).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company in 2008. The company is currently evaluating the potential impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. The Company will adopt SFAS No. 159 in fiscal year 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

Discontinued Operations

During 2006, the company committed to a plan to dispose of Genevac Limited (Genevac), a Fisher business which is a manufacturer of solvent evaporation technology. The decision follows the U.S. Federal Trade Commission (FTC) consent order which requires divesture of Genevac for FTC approval of the Thermo Fisher merger under the Hart-Scott-Rodino Antitrust Improvements Act. Genevac was sold on April 3, 2007, for net proceeds of approximately $22 million in cash. The carrying value of this business at March 31, 2007, reflects the price at which it was sold, net of related transaction costs. The results of discontinued operations also include the results of Systems Manufacturing Corporation, a Fisher business which provides consoles, workstations and server enclosures for information technology operations and data centers. The operating results and assets and liabilities of these entities were not material at March 31, 2007, or for the period then ended.

THERMO FISHER SCIENTIFIC INC.

First Quarter 2007 Compared With First Quarter 2006 (continued)

The company had after-tax gains of $3 million in 2006 from the disposal of discontinued operations. The gains represent additional proceeds from the sale of several businesses prior to 2004, net of a charge for the settlement of an indemnification claim that arose from a divested business.

Liquidity and Capital Resources

Consolidated working capital was $1.95 billion at March 31, 2007, compared with $1.51 billion at December 31, 2006. The increase was primarily due to a reduction in short-term borrowings. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $691 million at March 31, 2007 and December 31, 2006.

First Quarter 2007

Cash provided by operating activities was $219 million during the first quarter of 2007. A reduction in current liabilities used cash of $87 million, primarily as a result of payment of annual incentive compensation as well as $23 million of merger-related payments. Cash of $47 million was used to replenish inventory levels following strong fourth quarter shipments. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $13 million during the first quarter of 2007.

In connection with restructuring actions undertaken by continuing operations, the company had accrued $14.2 million for restructuring costs at March 31, 2007. The company expects to pay approximately $8.3 million of this amount for severance and retention, primarily through 2007, and $0.8 million for other costs, primarily through 2007. The balance of $5.1 million will be paid for lease obligations over the remaining terms of the leases, with approximately 30% to be paid through 2007 and the remainder through 2012. In addition, at March 31, 2007, the company had accrued $38.8 million for acquisition expenses. Accrued acquisition expenses included $29.5 million of severance and relocation obligations, which the company expects to pay primarily during 2007. The remaining balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2014.

During the first quarter of 2007, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions, the purchase of property, plant and equipment and the sale of product lines. The company expended $34 million on acquisitions and $40 million for purchases of property, plant and equipment. The company collected a note receivable from Newport Corporation totaling $48 million.

The company’s financing activities used $194 million of cash during the first quarter of 2007, principally for the repayment of $309 million of short-term debt, offset in part by proceeds of stock option exercises. The company had proceeds of $113 million from the exercise of employee stock options and $10 million of tax benefits from the exercise of stock options. In February 2007, the Board of Directors authorized the repurchase of up to $300 million of the company’s common stock through February 28, 2008, none of which had been used as of March 31, 2007.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2007, such expenditures will approximate $240 - $260 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2006 and March 31, 2007.

The company believes that its existing resources, including cash and investments, future cash flow from operations and available borrowings under its existing revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

Liquidity and Capital Resources (continued)

First Quarter 2006

Cash provided by operating activities was $32 million during the first three months of 2006, including $28 million provided by continuing operations and $4 million provided by discontinued operations. The company used cash of $25 million to replenish inventory levels following strong fourth quarter shipments. Cash of $28 million was provided by collections on accounts receivable. A reduction in other current liabilities used $53 million of cash in the first three months of 2006, primarily for payment of annual incentive compensation and income tax payments. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $8 million in the first three months of 2006.

During the first three months of 2006, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included the purchase and sale of property, plant and equipment and sale of a product line. The company expended $13 million for purchases of property, plant and equipment. The company had proceeds from the sale of a product line of $9 million. Investing activities of the company’s discontinued operations provided $5 million of cash in the first three months of 2006, primarily additional proceeds from a business divested prior to 2004.

The company’s financing activities used $20 million of cash during the first three months of 2006, principally for a decrease of $41 million in short-term borrowings, offset in part by proceeds of $17 million from the exercise of employee stock options and $4 million of tax benefits from the exercise of stock options.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2006.

Item 4 — Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of March 31, 2007, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 20.

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

It may be difficult for us to implement our strategies for improving internal growth. Some of the markets in which we compete have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:

•	finding new markets for our products;

•	developing new applications for our technologies;

•	combining sales and marketing operations in appropriate markets to compete more effectively;

•	allocating research and development funding to products with higher growth prospects;

•	complexities associated with managing the combined businesses;

•	continuing key customer initiatives;

•	expanding our service offerings;

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

•	strengthening our presence in selected geographic markets; and

•	continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our breadth in product offerings.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business during 2007 and beyond, resulting in:

•	reduced demand for some of our products;

•	increased rate of order cancellations or delays;

•	increased risk of excess and obsolete inventories;

•	increased pressure on the prices for our products and services; and

•	greater difficulty in collecting accounts receivable.

THERMO FISHER SCIENTIFIC INC.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $8.58 billion as of March 31, 2007. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

As of March 31, 2007, we had approximately $2.35 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $905 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Item 6 — Exhibits

See Exhibit Index on page 37.

THERMO FISHER SCIENTIFIC INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of May 2007.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
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
_________________
*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.