Form 10-Q
period 2007-06-30
THERMO FISHER SCIENTIFIC INC.
filed 2007-08-09
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

(mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts	02454-9046
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock, $1.00 par value	426,580,049

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet

Assets

	June 30,	December 31,
(In millions)	2007	2006
	(Unaudited)

Current Assets:
Cash and cash equivalents	$951.2	$667.4
Short-term investments, at quoted market value (amortized cost of $25.7 and $23.8)	22.7	23.8
Accounts receivable, less allowances of $49.8 and $45.0	1,422.5	1,392.7
Inventories:
Raw materials	318.8	307.7
Work in process	132.6	121.7
Finished goods	731.8	735.1
Deferred tax assets	194.5	209.2
Other current assets	233.0	201.9

	4,007.1	3,659.5

Property, Plant and Equipment, at Cost	1,585.4	1,533.0
Less: Accumulated depreciation and amortization	356.9	276.3

	1,228.5	1,256.7

Acquisition-related Intangible Assets, net of Accumulated Amortization of $577.1 and $276.4	7,208.0	7,511.6

Other Assets	276.9	309.4

Goodwill	8,551.6	8,525.0

	$21,272.1	$21,262.2

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)

Liabilities and Shareholders’ Equity

	June 30,	December 31,
(In millions except share amounts)	2007	2006
	(Unaudited)

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$24.8	$483.3
Accounts payable	622.3	630.8
Accrued payroll and employee benefits	215.7	253.3
Accrued income taxes	66.1	60.3
Deferred revenue	139.9	121.3
Other accrued expenses (Notes 2, 10 and 11)	534.2	603.3

	1,603.0	2,152.3

Deferred Income Taxes	2,445.4	2,557.5

Other Long-term Liabilities	514.2	459.9

Long-term Obligations (Note 9)	2,177.7	2,180.7

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 434,228,110 and 424,240,292 shares issued	434.2	424.2
Capital in excess of par value	12,056.2	11,810.4
Retained earnings	2,076.2	1,773.4
Treasury stock at cost, 7,648,061 and 7,635,184 shares	(254.5)	(246.4)
Accumulated other comprehensive items (Note 6)	219.7	150.2

	14,531.8	13,911.8

	$21,272.1	$21,262.2

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	June 30,	July 1,
(In millions except per share amounts)	2007	2006

Revenues	$2,385.9	$713.5

Costs and Operating Expenses:
Cost of revenues	1,449.3	388.9
Selling, general and administrative expenses	626.6	206.9
Research and development expenses	58.7	40.7
Restructuring and other costs, net (Note 11)	8.3	4.8

	2,142.9	641.3

Operating Income	243.0	72.2
Other Expense, Net (Note 4)	(20.7)	(3.4)

Income from Continuing Operations Before Provision for Income Taxes	222.3	68.8
Provision for Income Taxes	(34.4)	(19.8)

Income from Continuing Operations	187.9	49.0
Loss on Disposal of Discontinued Operations (includes income tax provision of $1.8 in 2007 and income tax benefit of $0.6 in 2006; Note 14)	(24.0)	(1.1)

Net Income	$163.9	$47.9

Earnings per Share from Continuing Operations (Note 5):
Basic	$.44	$.30

Diluted	$.42	$.30

Earnings per Share (Note 5):
Basic	$.39	$.30

Diluted	$.37	$.29

Weighted Average Shares (Note 5):
Basic	424.0	161.3

Diluted	446.5	165.5

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(In millions except per share amounts)	2007	2006

Revenues	$4,724.1	$1,397.8

Costs and Operating Expenses:
Cost of revenues	2,907.6	760.6
Selling, general and administrative expenses	1,246.9	409.4
Research and development expenses	118.5	79.4
Restructuring and other costs, net (Note 11)	15.7	8.4

	4,288.7	1,257.8

Operating Income	435.4	140.0
Other Expense, Net (Note 4)	(47.4)	(7.1)

Income from Continuing Operations Before Provision for Income Taxes	388.0	132.9
Provision for Income Taxes	(61.3)	(40.3)

Income from Continuing Operations	326.7	92.6
Income from Discontinued Operations (net of income tax provision of $0.1 in 2007; Note 14)	0.1	—
(Loss) Gain on Disposal of Discontinued Operations (includes income tax provision of $1.8 and $1.3; Note 14)	(24.0)	2.2

Net Income	$302.8	$94.8

Earnings per Share from Continuing Operations (Note 5):
Basic	$.77	$.57

Diluted	$.74	$.56

Earnings per Share (Note 5):
Basic	$.72	$.58

Diluted	$.68	$.57

Weighted Average Shares (Note 5):
Basic	422.0	162.2

Diluted	443.8	166.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(In millions)	2007	2006

Operating Activities:
Net income	$302.8	$94.8
Income from discontinued operations	(0.1)	—
Loss (Gain) on disposal of discontinued operations	24.0	(2.2)

Income from continuing operations	326.7	92.6

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	372.4	76.4
Change in deferred income taxes	(10.3)	(10.7)
Noncash equity compensation	26.1	13.0
Noncash charges for sale of inventories revalued at the date of acquisition	47.6	—
Other noncash expenses, net	18.8	0.2
Changes in current accounts, excluding the effects of acquisitions and dispositions:
Accounts receivable	(41.7)	36.6
Inventories	(57.8)	(28.4)
Other current assets	(25.6)	(3.8)
Accounts payable	(17.2)	(11.7)
Other current liabilities	(82.6)	(64.5)

Net cash provided by continuing operations	556.4	99.7
Net cash used in discontinued operations	(2.3)	(1.5)

Net cash provided by operating activities	554.1	98.2

Investing Activities:
Acquisitions, net of cash acquired	(39.1)	(26.6)
Refund of acquisition purchase price	4.6	—
Proceeds from sale of available-for-sale investments	1.7	151.0
Purchases of available-for-sale investments	(1.8)	(77.9)
Purchases of property, plant and equipment	(71.8)	(21.8)
Proceeds from sale of property, plant and equipment	14.1	2.1
Proceeds from sale of product lines	—	8.9
Collection of notes receivable	48.2	2.8
Increase in other assets	(18.3)	(8.1)

Net cash (used in) provided by continuing operations	(62.4)	30.4
Net cash provided by discontinued operations	28.8	5.3

Net cash (used in) provided by investing activities	$(33.6)	$35.7

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(In millions)	2007	2006

Financing Activities:
(Decrease) increase in short-term notes payable	$(452.5)	$36.6
Purchases of company common stock	—	(228.0)
Net proceeds from issuance of company common stock	223.6	22.1
Tax benefits from exercised stock options	17.0	5.6
Redemption and repayment of long-term obligations	(8.7)	—

Net cash used in financing activities	(220.6)	(163.7)

Exchange Rate Effect on Cash of Continuing Operations	(16.1)	5.2

Increase (Decrease) in Cash and Cash Equivalents	283.8	(24.6)
Cash and Cash Equivalents at Beginning of Period	667.4	214.3

Cash and Cash Equivalents at End of Period	$951.2	$189.7

Supplemental Cash Flow Information:
Fair value of assets of acquired businesses	$39.8	$36.1
Cash paid for acquired businesses	(30.8)	(26.6)

Liabilities assumed of acquired businesses	$9.0	$9.5

Conversion of subordinated convertible debentures	$0.4	$—

Issuance of restricted stock	$11.9	$0.9

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 2007, the results of operations for the three- and six-month periods ended June 30, 2007, and July 1, 2006, and the cash flows for the six-month periods ended June 30, 2007, and July 1, 2006. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

In addition to the acquisition of Spectronex/Flux, the Analytical Technologies segment acquired a small manufacturer of electrostatic discharge products and the Laboratory Products and Services segment acquired a cell culture product line in the first six months of 2007, for aggregate consideration of $7 million. The company also paid transaction costs and post-closing and contingent purchase price adjustments aggregating $8 million in the first half of 2007, for various acquisitions completed prior to 2007. The company obtained a refund of $5 million in the first quarter of 2007, related to a post-closing adjustment for the 2006 acquisition of GV Instruments Limited (GVI).

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

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

The components of the preliminary purchase price allocation for 2007 acquisitions are as follows:

(In millions)	Spectronex/Flux	Other	Total

Purchase Price:
Cash paid (a)	$25.8	$6.8	$32.6
Cash acquired	(1.8)	—	(1.8)

	$24.0	$6.8	$30.8

Allocation:
Current assets	$8.1	$1.8	$9.9
Property, plant and equipment	0.4	0.3	0.7
Acquired intangible assets	14.8	3.4	18.2
Goodwill	9.1	1.9	11.0
Liabilities assumed	(8.4)	(0.6)	(9.0)

	$24.0	$6.8	$30.8

(a)	Includes transaction costs.

Acquired intangible assets for 2007 acquisitions are as follows:

(In millions)	Spectronex/Flux	Other	Total

Customer Relationships	$12.9	$1.5	$14.4
Product Technology	1.5	1.9	3.4
Tradenames	0.4	—	0.4

	$14.8	$3.4	$18.2

The weighted-average amortization periods for the customer relationships, product technology and tradenames acquired in 2007 are 6 years each.

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

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

(In millions)	Fisher	Cohesive

Fair Value of Common Stock Issued to Fisher Shareholders	$9,777.8	$—
Fair Value of Fisher Stock Options and Warrants Converted into Options in Company Common Stock	502.3	—
Debt Assumed	2,284.7	—
Cash Paid Including Transaction Costs	39.0	71.3
Cash Acquired	(392.0)	(0.3)

	$12,211.8	$71.0

Allocation:
Current assets	$1,914.3	$5.6
Property, plant and equipment	944.8	1.0
Acquired intangible assets	7,082.0	37.0
Goodwill	6,552.4	32.9
Other assets	333.2	—
Liabilities assumed	(4,068.1)	(5.5)
Fair value of convertible debt allocable to equity	(546.8)	—

	$12,211.8	$71.0

The acquired intangible assets from the merger with Fisher and the acquisition of Cohesive are as follows:

(In millions)	Fisher	Cohesive

Indefinite Lives:
Trademarks	$1,326.9	$—

Definite Lives:
Customer relationships	4,275.3	19.0
Product technology	844.8	14.6
Tradenames	635.0	3.4

	$7,082.0	$37.0

The weighted-average amortization periods for intangible assets with definite lives are: 14 years for customer relationships, 9 years for product technology and 10 years for tradenames. The weighted-average amortization period for all intangible assets with definite lives in the above table is 13 years.

The company will finalize the purchase price allocation for Fisher no later than one year from the date of merger. The company does not expect the purchase price allocation will change materially, however, certain restructuring actions (Note 11) are being finalized and additional information is being sought concerning several matters including pre-acquisition litigation claims. The resolution of these matters could result in changes to the purchase price allocation.

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

In November 2006, the company merged with Fisher. Had the merger with Fisher been completed as of the beginning of 2006, the company’s pro forma results for 2006 would have been as follows:

	Three Months Ended	Six Months Ended
(In millions except per share amounts)	July 1, 2006 (a)	July 1, 2006 (b)

Revenues	$2,188.7	$4,285.1

Net Income	$99.4	$93.1

Earnings per Share from Continuing Operations:
Basic	$.24	$.22
Diluted	$.23	$.21

Earnings Per Share:
Basic	$.24	$.23
Diluted	$.23	$.22

(a)	Includes $17 million pre-tax charge to cost of revenues for sale of Fisher inventories revalued at the date of merger.
(b)
Includes $114 million pre-tax charge to cost of revenues for the sale of Fisher inventories revalued at the date of merger, $15 million pre-tax charge for Fisher’s in-process research and development and $37 million pre-tax charge for accelerated vesting of equity-based awards resulting from the change in control occurring at the date of the Fisher merger.

The company’s results for 2006 would not have been materially different from its reported results had the company’s other 2006 and 2007 acquisitions occurred at the beginning of 2006.

The Audit Committee of the company’s Board of Directors has completed a voluntary investigation of the historical stock option granting practices and related accounting treatment at Fisher. The Audit Committee engaged independent outside legal counsel and accounting consultants to assist it in conducting the investigation. The investigation covered option grants made to all Fisher employees, executives and directors during the period from January 1998 to May 2006, and included a review of Fisher’s stock option granting practices, accounting policies, related accounting records and other documentation, as well as interviews with people knowledgeable about Fisher’s stock options. The Audit Committee concluded that during portions of this period Fisher followed practices that led to the setting of grant dates retrospectively for certain stock options granted to employees and executives, primarily new hires who received an exercise price set at the lowest closing price in a window, typically of up to 30 trading days prior to the date the grant was approved. In addition, certain grant dates, although not set retrospectively, were not sufficiently supported by documentation. Although the Audit Committee’s investigation resulted in the company revising the measurement date of certain Fisher stock options for financial accounting purposes, no adjustments are required to the company’s reported compensation expense or to the retained earnings balance on the company’s balance sheet as a result of prior stock option grants made at Fisher due to purchase accounting treatment of the company’s acquisition of Fisher. The company concluded that the impact of these non-cash charges was not material to the historical Fisher income statements and balance sheets incorporated by reference in the company’s Form 8-K reporting the acquisition of Fisher.

In addition, due to the historical composition of the former Fisher compensation committee in certain years, the company believes that United States tax deductions taken by Fisher with respect to stock option grants and bonuses for certain Fisher executives in prior years may not be deductible under limitations imposed by Internal Revenue Code (“IRC”) Section 162(m). Section 162(m) limits the deductibility of compensation above $1 million to certain executive officers of public companies when such compensation is not performance-based or if the compensation is not granted by a board committee comprised solely of directors who meet specified independence tests. As part of its voluntary investigation, the Audit Committee found that certain stock options and bonuses granted to Fisher executives may not qualify for deduction by Fisher under Section 162(m). The company expects that the resolution of these issues will not be material to either the company or Fisher.

THERMO FISHER SCIENTIFIC INC.

2.    Acquisitions (continued)

The company intends to take actions in the second half of 2007 to address certain adverse tax consequences that may be incurred by the holders of option grants for which the Audit Committee has determined it is necessary to adjust measurement dates for financial accounting purposes. The primary adverse tax consequence is that re-measured stock options vesting after December 31, 2004, subject the option holder to a penalty tax under IRC Section 409A. The cost to the company of this option remediation program is not expected to exceed $4 million.

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

The changes in accrued acquisition expenses for acquisitions completed during 2006 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2006	$26.0	$3.1	$1.3	$30.4
Reserves established	9.7	3.7	2.0	15.4
Payments	(24.1)	(0.2)	(0.5)	(24.8)
Decrease recorded as a reduction in goodwill	(0.1)	(0.5)	—	(0.6)
Currency translation	0.1	—	—	0.1

Balance at June 30, 2007	$11.6	$6.1	$2.8	$20.5

The principal acquisition expenses for 2006 acquisitions were for severance for approximately 284 employees across all functions and cost associated with various facility consolidations, primarily related to the company’s merger with Fisher.

The changes in accrued acquisition expenses for acquisitions completed prior to 2006 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2006	$2.2	$2.7	$0.1	$$5.0
Payments	(1.6)	(0.6)	—	(2.2)
Decrease recorded as a reduction in goodwill	(0.2)	—	—	(0.2)

Balance at June 30, 2007	$0.4	$2.1	$0.1	$$2.6

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2007	2006	2007	2006

Revenues:
Analytical Technologies	$1,038.5	$531.5	$2,044.7	$1,036.1
Laboratory Products and Services	1,433.7	182.0	2,850.2	361.7
Eliminations	(86.3)	—	(170.8)	—

Consolidated revenues	$2,385.9	$713.5	$4,724.1	$1,397.8

Operating Income:
Analytical Technologies (a)	$205.7	$77.5	$395.5	$149.0
Laboratory Products and Services (a)	198.9	26.4	384.6	51.9

Subtotal reportable segments (a)	404.6	103.9	780.1	200.9

Cost of revenues charges	(11.2)	(1.3)	(47.6)	(1.3)
Restructuring and other costs, net	(8.3)	(4.8)	(15.7)	(8.4)
Amortization of acquisition-related intangible assets	(142.1)	(25.6)	(281.4)	(51.2)

Consolidated operating income	243.0	72.2	435.4	140.0
Other expense, net (b)	(20.7)	(3.4)	(47.4)	(7.1)

Income from continuing operations before provision for income taxes	$222.3	$68.8	$388.0	$132.9

Equity-based Compensation Expense:
Analytical Technologies	$5.7	$5.1	$12.2	$9.7
Laboratory Products and Services	6.6	1.8	13.9	3.3

Consolidated equity-based compensation expense	$12.3	$6.9	$26.1	$13.0

Amortization:
Analytical Technologies	$56.7	$6.5	$109.3	$13.0
Laboratory Products and Services	85.4	19.1	172.1	38.2

Consolidated amortization	$142.1	$25.6	$281.4	$51.2

Depreciation:
Analytical Technologies	$20.4	$7.5	$40.8	$14.7
Laboratory Products and Services	24.6	5.9	50.2	10.5

Consolidated depreciation	$45.0	$13.4	$91.0	$25.2

(a)	Represents operating income before certain charges to cost of revenues; restructuring and other costs, net and amortization of acquisition-related intangibles.
(b)	The company does not allocate other income and expenses to its segments.

THERMO FISHER SCIENTIFIC INC.

4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2007	2006	2007	2006

Interest Income	$10.6	$3.4	$19.5	$6.9
Interest Expense	(33.2)	(8.0)	(70.4)	(15.7)
Other Items, Net	1.9	1.2	3.5	1.7

	$(20.7)	$(3.4)	$(47.4)	$(7.1)

5.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2007	2006	2007	2006

Income from Continuing Operations	$187.9	$49.0	$326.7	$92.6
Income from Discontinued Operations	—	—	0.1	—
(Loss) Gain on Disposal of Discontinued Operations	(24.0)	(1.1)	(24.0)	2.2

Net Income for Basic Earnings per Share	163.9	47.9	302.8	94.8
Effect of Convertible Debentures	—	0.4	—	0.8

Income Available to Common Shareholders, as Adjusted for Diluted Earnings per Share	$163.9	$48.3	$302.8	$95.6

Basic Weighted Average Shares	424.0	161.3	422.0	162.2
Effect of:
Convertible debentures	13.7	1.8	12.7	1.8
Stock options, restricted stock awards and warrants	8.8	2.4	9.1	2.3

Diluted Weighted Average Shares	446.5	165.5	443.8	166.3

Basic Earnings per Share:
Continuing operations	$.44	$.30	$.77	$.57
Discontinued operations	(.06)	(.01)	(.06)	.01

	$.39	$.30	$.72	$.58

Diluted Earnings per Share:
Continuing operations	$.42	$.30	$.74	$.56
Discontinued operations	(.05)	(.01)	(.05)	.01

	$.37	$.29	$.68	$.57

Options to purchase 5.8 million, 3.0 million, 5.8 million and 3.1 million shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2007 and 2006 and the first six months of 2007 and 2006, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

6.	Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represents certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the second quarter of 2007 and 2006, the company had comprehensive income of $168 million and $77 million, respectively. During the first six months of 2007 and 2006, the company had comprehensive income of $372 million and $128 million, respectively.

7.	Equity-based Compensation Expense

The components of pre-tax equity-based compensation are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2007	2006	2007	2006

Stock Option Awards	$8.3	$6.4	$17.6	$11.8
Restricted Share/Unit Awards	4.0	0.5	8.5	1.2

Total Equity-based Compensation Expense	$12.3	$6.9	$26.1	$13.0

Equity-based compensation expense is included in the accompanying statement of income as follows:
	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2007	2006	2007	2006

Cost of Revenues	$0.8	$0.7	$2.1	$1.3
Selling, General and Administrative Expenses	10.9	5.8	22.9	11.0
Research and Development Expenses	0.6	0.4	1.1	0.7

Total Equity-based Compensation Expense	$12.3	$6.9	$26.1	$13.0

No equity-based compensation expense has been capitalized in inventories due to immateriality.

Equity-based compensation reduced diluted earnings per share by $.02, $.03, $.04 and $.05 in the second quarter of 2007 and 2006 and the first six months of 2007 and 2006, respectively.

Unrecognized compensation cost related to unvested stock options and restricted stock total approximately $46 million and $19 million, respectively, as of June 30, 2007, and is expected to be recognized over weighted average periods of 3 years and 2 years, respectively.

During the first six months of 2007, the company made equity compensation grants to employees consisting of 5,000 restricted shares and options to purchase 301,000 shares.

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2007	2006	2007	2006

Service Cost	$4.1	$1.5	$8.2	$2.9
Interest Cost on Benefit Obligation	14.0	3.7	27.9	7.2
Expected Return on Plan Assets	(14.7)	(3.0)	(29.3)	(6.0)
Amortization of Net Loss	0.9	0.9	1.8	1.8
Amortization of Prior Service Costs	—	—	—	0.1

Net Periodic Benefit Cost	$4.3	$3.1	$8.6	$6.0

Net periodic benefit costs for the company’s other postretirement benefit plans (which were assumed in the Fisher merger) include the following components:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2007	June 30, 2007

Service Cost	$0.2	$0.4
Interest Cost on Benefit Obligation	0.4	0.8

Net Periodic Benefit Cost	$0.6	$1.2

9.	Swap Arrangement

During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8% and will pay a variable rate of 90-day LIBOR plus 2.19% (7.55% as of June 30, 2007). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an immaterial decrease in other long-term assets and long-term debt at June 30, 2007. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

THERMO FISHER SCIENTIFIC INC.

10.	Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Six Months Ended
	June 30,	July 1,
(In millions)	2007	2006

Beginning Balance	$45.5	$33.4
Provision charged to income	21.8	21.2
Usage	(18.8)	(18.2)
Acquisitions	0.6	—
Adjustments to previously provided warranties, net	—	(1.2)
Other, net (a)	1.1	1.1

Ending Balance	$50.2	$36.3

(a)	Primarily represents the effects of currency translation.

11.	Restructuring and Other Costs, Net

Restructuring costs prior to 2006 primarily related to actions to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Restructuring costs in 2006 included charges to close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany, the move of manufacturing operations in New Mexico to other plants in the U.S. and Europe and remaining costs of prior actions. Restructuring costs in 2007 include charges for the consolidation of anatomical pathology operations currently in Pennsylvania with a Fisher site in Michigan, as well as consolidation of other U.S. operations and consolidation of a process control equipment site in the UK with a plant in Germany. The company is finalizing its plan for potential restructuring actions that may be undertaken at Fisher or within existing businesses with which Fisher is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The cost of actions at Fisher businesses is being charged to the cost of the acquisition while the cost of actions at existing businesses being integrated with Fisher is charged to restructuring expense. The company expects to finalize its restructuring plans related to the Fisher merger no later than one year from the date of merger.

During the second quarter of 2007, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$11.2	$—	$—	$11.2
Restructuring and Other Costs, Net	4.9	0.7	2.7	8.3

	$16.1	$0.7	$2.7	$19.5

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

During the first six months of 2007, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$40.3	$7.3	$—	$47.6
Restructuring and Other Costs, Net	8.0	1.3	6.4	15.7

	$48.3	$8.6	$6.4	$63.3

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $16.1 million of net restructuring and other charges in the second quarter of 2007. The segment recorded charges to cost of revenues of $11.2 million, primarily for the sale of inventories revalued at the date of acquisition, and $4.9 million of other costs, net. These other costs consisted of $4.8 million of cash costs, principally associated with facility consolidations, including $2.2 million of severance for approximately 215 employees across all functions; $0.5 million of abandoned-facility costs; and $2.1 million of other cash costs, primarily relocation expenses associated with facility consolidations.

In the first quarter of 2007, this segment recorded $32.2 million of net restructuring and other charges. This amount consisted of charges to cost of revenues of $29.1 million, primarily for the sale of inventories revalued at the date of acquisition, and $3.1 million of other costs, net. These other costs consisted of $3.0 million of cash costs, principally associated with facility consolidations, including $2.0 million of severance for 10 employees across all functions; $0.4 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed or for costs that could not be recorded until incurred; and $0.6 million of other cash costs, primarily relocation expenses associated with facility consolidations.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $0.7 million of net restructuring and other charges in the second quarter of 2007. These costs consisted of $0.5 million of cash costs, including $0.2 million of severance for 35 employees primarily in sales, service and manufacturing functions, and $0.3 million of other cash costs.

In the first quarter of 2007, this segment recorded $7.9 million of net restructuring and other charges. This amount consisted of charges to cost of revenues of $7.3 million, primarily for the sale of inventories revalued at the date of acquisition; and $0.6 million of other costs, net, all of which were cash costs. These cash costs consisted of $0.3 million of severance for 10 employees primarily in sales and service functions; $0.2 million of abandoned-facility costs; and $0.1 million of other cash costs.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

Corporate

The company recorded $2.7 million of restructuring and other charges at its corporate offices in the second quarter of 2007, all of which were cash costs. These cash costs were primarily for merger-related expenses and retention agreements with certain Fisher employees. Retention costs are accrued ratably over the period the employees must work to qualify for the payment, generally through November 2007.

In the first quarter of 2007, the company recorded $3.7 million of restructuring and other charges at its corporate office, all of which were cash costs. These cash costs were primarily for merger-related expenses and retention agreements with certain Fisher employees.

General

The following table summarizes the cash components of the company’s restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2007 statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2006 Restructuring Plans
Balance at December 31, 2006	$1.8	$0.3	$9.4	$0.6	$12.1
Costs incurred in 2007 (b)	1.2	—	0.4	0.1	1.7
Reserves reversed	(0.4)	—	—	—	(0.4)
Payments	(0.8)	(0.3)	(6.9)	(0.1)	(8.1)

Balance at June 30, 2007	$1.8	$—	$2.9	$0.6	$5.3

2006 Restructuring Plans
Balance at December 31, 2006	$4.0	$0.8	$2.7	$—	$7.5
Costs incurred in 2007 (b)	0.3	2.5	0.9	1.3	5.0
Reserves reversed	(1.1)	—	(0.2)	—	(1.3)
Payments	(2.5)	(1.2)	(1.8)	(1.3)	(6.8)

Balance at June 30, 2007	$0.7	$2.1	$1.6	$—	$4.4

2007 Restructuring Plans
Costs incurred in 2007 (b)	$5.1	$0.6	$0.2	$4.4	$10.3
Payments	(3.9)	(0.2)	—	(4.0)	(8.1)

Balance at June 30, 2007	$1.2	$0.4	$0.2	$0.4	$2.2

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Excludes non-cash items including $0.2 million and $0.2 million of asset write downs in the Analytical Technologies and the Laboratory Products segments, respectively.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2007; and abandoned-facility payments, over lease terms expiring through 2011.

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

The company has a reserve for environmental costs of approximately $24 million at June 30, 2007. Management believes that this accrual is adequate for environmental remediation costs the company expects to incur. As a result, the company believes that the ultimate liability with respect to environmental remediation matters will not have a material adverse effect on the company’s financial position or results of operations or cash flows in any quarterly or annual period. However, the company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows. Although these environmental remediation liabilities do not include third-party recoveries, the company may be able to bring indemnification claims against third parties for liabilities relating to certain sites.

The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The range of probable loss for matters at Fisher related to workers compensation, general, automobile and product liabilities at June 30, 2007, was approximately $168 million to $302 million on an undiscounted basis. Having assumed these liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value, $107 million at June 30, 2007. This reserve includes estimated defense costs and is gross of estimated amounts due from insurers of $53 million at June 30, 2007, also recorded at their fair value at the date of merger. The assets and liabilities assumed at the acquisition date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $64 million and the discount on the assets of approximately $37 million (net discount $27 million) will be accreted to interest expense over the expected settlement period which is estimated to be between 10 and 20 years. In addition to the reserves recorded due to the merger with Fisher, as of June 30, 2007, the company had product liability reserves of $23 million (undiscounted) relating to divested businesses. Although the company believes that the amounts reserved and estimated recoveries are appropriate based on available information, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary. For example, there are pending lawsuits with certain of Fisher's insurers concerning which state's laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $53 million would require adjustment that could be material to the company's results of operations.

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

THERMO FISHER SCIENTIFIC INC.

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

The company is currently under audit by the Internal Revenue Service for the 2001 to 2004 tax years. The IRS is also auditing the 2003, 2004 and 2005 pre-acquisition tax years of certain Fisher subsidiaries. It is likely that the examination phase of these audits will be completed within twelve months. There have been no significant changes to the status of these examinations during the quarter ended June 30, 2007 and the company does not currently expect any significant increases to previously recorded uncertain tax positions.

14.	Discontinued Operations

Subsequent to the 2006 acquisition of GVI, the UK Office of Fair Trading (OFT) commenced an investigation of the transaction to determine whether it qualified for consideration under the UK Enterprise Act. On December 15, 2006, the OFT referred the transaction to the UK Competition Commission for further investigation under the Enterprise Act to determine whether the transaction had resulted in, or may be expected to result in, a substantial lessening of competition within any market in the UK for goods or services, particularly gas isotope ratio mass spectrometers (Gas IRMS), thermal ionization mass spectrometers (TIMS) and multicollector inductively coupled plasma mass spectrometers. The Competition Commission published its final report on May 30, 2007, concluding that the company’s acquisition of GVI would lead to a substantial lessening of competition in the UK in the markets for Gas IRMS and TIMS products. The Competition Commission has also concluded that a divestiture remedy is therefore appropriate and has determined that the company be required to divest of either GVI as a whole, or its Gas IRMS and TIMS assets, to a purchaser approved by the Competition Commission. As a result of the requirement to divest of GVI, the company has recorded a non-cash after-tax impairment charge of $27 million. The loss primarily represents the carrying value of the business in excess of estimated disposal value. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations.

THERMO FISHER SCIENTIFIC INC.

14.	Discontinued Operations (continued)

During the second quarter of 2007, the company received additional proceeds relating to the sale of a business divested in 2000 and recorded an after-tax gain of $3 million.

During 2006, the company committed to a plan to dispose of Genevac Limited (Genevac), a legacy Fisher business that is a manufacturer of solvent evaporation technology. The decision followed the U.S. Federal Trade Commission (FTC) consent order that required divesture of Genevac for FTC approval of the Thermo Fisher merger under the Hart-Scott-Rodino Antitrust Improvements Act. Genevac was sold on April 3, 2007, for net proceeds of $22 million in cash, subject to a post-closing adjustment. The results of discontinued operations also include the results of Systems Manufacturing Corporation (SMC), a legacy Fisher business that provides consoles, workstations and server enclosures for information technology operations and data centers. The operating results of Genevac and SMC and the assets and liabilities of SMC were not material at June 30, 2007, or for the period then ended. SMC was sold in July 2007 for cash proceeds of $2.5 million.

In the second quarter of 2006, the company recorded an after-tax loss of $1 million from the disposal of discontinued operations, substantially as a result of settling an indemnification claim that had arisen in a divested business.

In the first quarter of 2006, the company recorded after-tax gains of $3 million, from the disposal of discontinued operations. The gains represented additional proceeds from the sale of several businesses prior to 2004.

15.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for the company in 2008. The company is currently evaluating the potential impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. SFAS No. 159 is effective for the company beginning January 1, 2008. The company is currently evaluating the impact of adopting this standard.

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

Revenues
	Three Months Ended					Six Months Ended
(Dollars in millions)	June 30, 2007			July 1, 2006		June 30, 2007			July 1, 2006

Analytical Technologies	$1,038.5	43.5%		$531.5	74.5%	$2,044.7	43.3%		$1,036.1	74.1%
Laboratory Products and Services	1,433.7	60.1%		182.0	25.5%	2,850.2	60.3%		361.7	25.9%
Eliminations	(86.3)	(3.6%	)	—	0.0%	(170.8)	(3.6%	)	—	0.0%

	$2,385.9	100%		$713.5	100%	$4,724.1	100%		$1,397.8	100%

Sales in the second quarter of 2007 were $2.39 billion, an increase of $1.67 billion from the second quarter of 2006. Sales increased principally due to the merger with Fisher as well as other acquisitions and, to a lesser extent, increased demand and the favorable effect of currency translation. If the merger with Fisher had occurred on January 1, 2006, revenues would have increased $197 million (9%), over pro forma 2006 revenues. Aside from the effects of acquisitions and divestitures made by both companies and currency translation (discussed in total and by segment below), revenues increased over pro forma 2006 revenues by $123 million (6%) due to higher revenues at existing businesses as a result of increased demand, discussed below, and, to a lesser extent, price increases.

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

In the second quarter of 2007, the company’s operating income and operating income margin were $243 million and 10.2%, respectively, compared with $72 million and 10.1%, respectively, in 2006. (Operating income margin is operating income divided by revenues.) The increase in operating income was due to the Fisher merger and, to a lesser extent, higher profitability at existing businesses resulting from incremental revenues, price increases and productivity improvements. These increases were offset in part by $116 million of higher amortization expense as a result of acquisition-related intangible assets from the Fisher merger and other acquisitions and $11 million of charges for the sale of inventories revalued at the date of the merger.

The company’s effective tax rate was 15.5% and 28.9% in the second quarter of 2007 and 2006, respectively. The decrease in the effective tax rate in the second quarter of 2007 compared with the second quarter of 2006 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an enhanced tax credit for qualifying U.S. research costs and growth in lower tax regions such as Asia. The company currently expects its tax rate for the full year to be approximately 16%.

THERMO FISHER SCIENTIFIC INC.

Overview of Results of Operations and Liquidity (continued)

Income from continuing operations increased to $188 million in the second quarter of 2007, from $49 million in the second quarter of 2006, primarily due to the items discussed above that increased operating income in 2007, offset in part by higher interest expense, primarily associated with debt assumed in the Fisher merger.

During the first six months of 2007, the company’s cash flow from operations totaled $554 million, compared with $98 million for the first six months of 2006. The increase resulted from cash flow from the Fisher businesses and, to a lesser extent, improved cash flow at existing businesses.

As of June 30, 2007, the company’s outstanding debt totaled $2.20 billion, of which approximately 93% is due in 2009 and thereafter. The company expects that its existing cash and short-term investments of $974 million as of June 30, 2007, and the company’s future cash flow from operations together with available unsecured borrowing capacity of up to $953 million under its existing 5-year revolving credit agreement, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the company’s Form 10-K for 2006, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 13, the company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Other than this change, there have been no significant changes in the company’s critical accounting policies during the first six months of 2007.

In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest expense has also been recognized.

Results of Operations

Second Quarter 2007 Compared With Second Quarter 2006

Continuing Operations

Sales in the second quarter of 2007 were $2.39 billion, an increase of $1.67 billion from the second quarter of 2006. Sales increased principally due to the merger with Fisher as well as other acquisitions and, to a lesser extent, increased demand and the favorable effect of currency translation. If the merger with Fisher had occurred on January 1, 2006, revenues would have increased $197 million (9%) over pro forma 2006 revenues, including increases of a) $29 million due to acquisitions made by the combined companies, net of divestitures, b) $45 million due to the favorable effect of currency translation and c) $123 million (6%) due to higher revenues at existing businesses as a result of increased demand and, to a lesser extent, price increases. Growth was strong in Asia and Europe and, to a lesser extent, in North America.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2007 Compared With Second Quarter 2006 (continued)

In the second quarter of 2007, operating income and operating income margin were $243 million and 10.2%, respectively, compared with $72 million and 10.1%, respectively, in the second quarter of 2006. The increase in operating income was due to inclusion of the Fisher businesses and, to a lesser extent, higher profitability at existing businesses resulting from incremental revenues, price increases and productivity improvements. These increases were offset in part by $116 million of higher amortization expense as a result of acquisition-related intangible assets from the Fisher merger and $11 million of charges for the sale of inventories revalued at the date of the merger.

Restructuring and other costs were recorded during the second quarter of 2007 and 2006. Restructuring costs in the 2007 period include merger-related exit costs at existing businesses. The company is finalizing its plan for potential restructuring actions that may be undertaken at Fisher or within existing businesses with which Fisher is being integrated. Such actions may include rationalization of product lines, consolidation of facilities and reductions in staffing levels. The cost of actions at Fisher businesses is being charged to the cost of the acquisition, while the cost of actions at existing businesses being integrated with Fisher is charged to restructuring expense. The company expects to finalize its restructuring plans for Fisher no later than one year from the date of merger.

In the second quarter of 2007, the company recorded restructuring and other costs, net, of $19 million, including $11 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $8 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated as well as merger-related costs, recorded as incurred (Note 11). In the second quarter of 2006, the company recorded restructuring and other costs, net, of $6 million, including $1 million of charges to cost of revenues for accelerated depreciation on fixed assets abandoned due to facility consolidations and $5 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated.

In addition to the charges above, the Laboratory Products and Services segment is contemplating closure of a manufacturing facility in France and is negotiating the terms of severance that would be payable to employees with the applicable works council. The operations of the factory would be consolidated with those of existing factories. The company estimates future charges for real estate abandonment, moving costs, severance and asset write-offs associated with this action will total $16-18 million, although the exact amount and timing are dependent on the outcome of negotiations with the works council.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2007 Compared With Second Quarter 2006 (continued)

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

	Three Months Ended
	June 30,	July 1,
(In millions)	2007	2006

Revenues:
Analytical Technologies	$1,038.5	$531.5
Laboratory Products and Services	1,433.7	182.0
Eliminations	(86.3)	—

Consolidated Revenues	$2,385.9	$713.5

Operating Income:
Analytical Technologies	$205.7	$77.5
Laboratory Products and Services	198.9	26.4

Subtotal Reportable Segments	404.6	103.9

Cost of Revenues Charges	(11.2)	(1.3)
Restructuring and Other Costs, Net	(8.3)	(4.8)
Amortization of Acquisition-related Intangible Assets	(142.1)	(25.6)

Consolidated Operating Income	$243.0	$72.2

 Analytical Technologies
	Three Months Ended
	June 30,	July 1,
(Dollars in millions)	2007	2006	Change

Revenues	$1,038.5	$531.5	95%

Operating Income Margin	19.8%	14.6%	5.2 pts.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2007 Compared With Second Quarter 2006 (continued)

Sales in the Analytical Technologies segment increased $507 million to $1.04 billion in the second quarter of 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $123 million over pro forma 2006 revenues, including increases of a) $25 million due to acquisitions made by the combined companies, net of divestitures, b) $27 million due to the favorable effect of currency translation and c) $71 million (8%) due to higher revenues at existing businesses as a result of increased demand and, to a lesser extent, higher prices. The increase in demand was from life science and industrial customers in part due to strong market response to new products. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments as well as environmental monitoring instruments and, to a lesser extent, bioscience reagents and diagnostic tools.

Operating income margin was 19.8% in the second quarter of 2007 and 14.6% in the second quarter of 2006. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including cost-reduction measures following restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 17.0% in the second quarter of 2006.

Laboratory Products and Services
	Three Months Ended
	June 30,	July 1,
(Dollars in millions)	2007	2006	Change

Revenues	$1,433.7	$182.0	688%

Operating Income Margin	13.9%	14.5%	(0.6) pts.

Sales in the Laboratory Products and Services segment increased $1.25 billion to $1.43 billion in the second quarter of 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $83 million over pro forma 2006 revenues, including increases of a) $5 million due to acquisitions made by the combined companies, net of divestitures, b) $19 million due to the favorable effect of currency translation and c) $59 million (4%) due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. Sales made through the segment’s research market channel and revenues from the company’s biopharma outsourcing offerings were particularly strong.

Operating income margin decreased to 13.9% in the second quarter of 2007 from 14.5% in the second quarter of 2006, primarily due to the inclusion of Fisher revenues, which have a slightly lower operating margin than the company’s legacy laboratory equipment business, offset in part by price increases and productivity improvements, including restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 12.5% in the second quarter of 2006.

Other Expense, Net

The company reported other expense, net, of $21 million and $3 million in the second quarter of 2007 and 2006, respectively (Note 4). Other expense, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income increased to $11 million in the second quarter of 2007 from $3 million in the same period of 2006, primarily due to higher invested cash balances from operating cash flow and, to a lesser extent, increased market interest rates. Interest expense increased to $33 million in the second quarter of 2007 from $8 million in the second quarter of 2006, primarily as a result of debt assumed in the merger with Fisher. The FASB is expected to issue proposed guidance on accounting for convertible debt instruments that, if enacted, could increase the company’s reported interest expense in a manner that reflects interest rates of similar nonconvertible debt. The change would not affect the company’s cash interest payments. There can be no assurance at this time, however, as to the content of any final FASB rules on this topic.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2007 Compared With Second Quarter 2006 (continued)

Provision for Income Taxes

The company’s effective tax rate was 15.5% and 28.9% in the second quarter of 2007 and 2006, respectively. The decrease in the effective tax rate in 2007 compared with 2006 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an enhanced tax credit for qualifying U.S. research costs and growth in lower tax regions such as Asia. The company currently expects its tax rate for the full year to be approximately 16% prior to the adjustment discussed in the following paragraph.

On July 19, 2007, the United Kingdom enacted new tax legislation that will become effective on April 1, 2008, lowering its corporate tax rate. As a result of the enactment, the deferred tax balances of all the company’s UK entities will be adjusted to reflect the new tax rate in the third quarter of 2007. The company expects that Germany will enact new tax legislation in the third quarter of 2007, with an effective date of January 1, 2008, that will reduce the corporate tax rate. Upon enactment, the deferred tax balances of all the company’s German entities will be adjusted. As a result of the new tax rates in Germany and the UK, the company anticipates it will record a one-time reduction to its income tax provision of approximately $15 to $20 million in the third quarter of 2007.

Contingent Liabilities

At the end of the second quarter of 2007, the company was contingently liable with respect to certain legal proceedings and related matters. As described under “Litigation and Related Contingencies” in Note 12, an unfavorable outcome in the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for the company in 2008. The company is currently evaluating the potential impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. SFAS No. 159 is effective for the company beginning January 1, 2008. The company is currently evaluating the impact of adopting this standard.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2007 Compared With Second Quarter 2006 (continued)

Discontinued Operations

Subsequent to the 2006 acquisition of GVI, the UK Office of Fair Trading (OFT) commenced an investigation of the transaction to determine whether it qualified for consideration under the UK Enterprise Act. On December 15, 2006, the OFT referred the transaction to the UK Competition Commission for further investigation under the Enterprise Act to determine whether the transaction had resulted in, or may be expected to result in, a substantial lessening of competition within any market in the UK for goods or services, particularly gas isotope ratio mass spectrometers (Gas IRMS), thermal ionization mass spectrometers (TIMS) and multicollector inductively coupled plasma mass spectrometers. The Competition Commission published its final report on May 30, 2007, concluding that the company’s acquisition of GVI would lead to a substantial lessening of competition in the UK in the markets for Gas IRMS and TIMS products. The Competition Commission has also concluded that a divestiture remedy is therefore appropriate and has determined that the company be required to divest of either GVI as a whole, or its Gas IRMS and TIMS assets, to a purchaser approved by the Competition Commission. As a result of the requirement to divest of GVI, the company has recorded a non-cash after-tax impairment charge of $27 million. The loss primarily represents the carrying value of the business in excess of estimated disposal value. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations.

During the second quarter of 2007, the company received additional proceeds relating to the sale of a business divested in 2000 and recorded an after-tax gain of $3 million.

During 2006, the company committed to a plan to dispose of Genevac Limited (Genevac), a legacy Fisher business that is a manufacturer of solvent evaporation technology. The decision followed the U.S. Federal Trade Commission (FTC) consent order that required divesture of Genevac for FTC approval of the Thermo Fisher merger under the Hart-Scott-Rodino Antitrust Improvements Act. Genevac was sold on April 3, 2007, for net proceeds of $22 million in cash, subject to a post-closing adjustment. The results of discontinued operations also include the results of Systems Manufacturing Corporation (SMC), a legacy Fisher business that provides consoles, workstations and server enclosures for information technology operations and data centers. The operating results of Genevac and SMC and assets and liabilities of SMC were not material at June 30, 2007, or for the period then ended. SMC was sold in July 2007 for cash proceeds of $2.5 million.

The company recorded after-tax loss of $1 million in the second quarter of 2006. The loss represents the settlement of an indemnification claim that arose from a divested business.

First Six Months 2007 Compared With First Six Months 2006

Continuing Operations

Sales in the first six months of 2007 were $4.72 billion, an increase of $3.33 billion from the first six months of 2006. Sales increased principally due to the merger with Fisher as well as other acquisitions and, to a lesser extent, increased demand and the favorable effect of currency translation. If the merger with Fisher had occurred on January 1, 2006, revenues would have increased $439 million (10%) over pro forma 2006 revenues, including increases of a) $86 million due to acquisitions made by the combined companies, net of divestitures, b) $97 million due to the favorable effect of currency translation and c) $256 million (6%) due to higher revenues at existing businesses as a result of increased demand and, to a lesser extent, price increases. Growth was strong in Asia and Europe and, to a lesser extent, in North America.

THERMO FISHER SCIENTIFIC INC.

First Six Months 2007 Compared With First Six Months 2006 (continued)

In the first six months of 2007, operating income and operating income margin were $435 million and 9.2%, respectively, compared with $140 million and 10.0%, respectively, in the first six months of 2006. The increase in operating income was due to inclusion of the Fisher businesses and, to a lesser extent, higher profitability at existing businesses resulting from incremental revenues, price increases and productivity improvements. These increases were offset in part by $230 million of higher amortization expense as a result of acquisition-related intangible assets from the Fisher merger and $48 million of charges for the sale of inventories revalued at the date of the merger. The decrease in operating income margin was primarily due to the $48 million of charges to cost of revenues associated with inventories revalued at the date of merger.

Restructuring and other costs were recorded during the first six months of 2007 and 2006. Restructuring costs in the 2007 period include merger-related exit costs at existing businesses. In the first six months of 2007, the company recorded restructuring and other costs, net, of $63 million, including $48 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $15 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated as well as merger-related costs, recorded as incurred (Note 11). In the first six months of 2006, the company recorded restructuring and other costs, net, of $9.6 million, including $1.3 million of charges to cost of revenues for accelerated depreciation on fixed assets abandoned due to facility consolidations and $9.0 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a net gain of $0.7 million from disposal of product lines and the sale of abandoned assets.

Segment Results
	Six Months Ended
	June 30,	July 1,
(In millions)	2007	2006

Revenues:
Analytical Technologies	$2,044.7	$1,036.1
Laboratory Products and Services	2,850.2	361.7
Eliminations	(170.8)	—

Consolidated Revenues	$4,724.1	$1,397.8

Operating Income:
Analytical Technologies	$395.5	$149.0
Laboratory Products and Services	384.6	51.9

Subtotal Reportable Segments	780.1	200.9

Cost of Revenues Charges	(47.6)	(1.3)
Restructuring and Other Costs, Net	(15.7)	(8.4)
Amortization of Acquisition-related Intangible Assets	(281.4)	(51.2)

Consolidated Operating Income	$435.4	$140.0

THERMO FISHER SCIENTIFIC INC.

First Six Months 2007 Compared With First Six Months 2006 (continued)

 Analytical Technologies
	Six Months Ended
	June 30,	July 1,
(Dollars in millions)	2007	2006	Change

Revenues	$2,044.7	$1,036.1	97%

Operating Income Margin	19.3%	14.4%	4.9 pts.

Sales in the Analytical Technologies segment increased $1.01 billion to $2.04 billion in the first six months of 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $257 million over pro forma 2006 revenues, including increases of a) $64 million due to acquisitions made by the combined companies, net of divestitures, b) $57 million due to the favorable effect of currency translation and c) $136 million (8%) due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. The increase in demand was from life science and industrial customers in part due to strong market response to new products. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments as well as environmental monitoring instruments and, to a lesser extent, bioscience reagents and diagnostic tools.

Operating income margin was 19.3% in the first six months of 2007 and 14.4% in the first six months of 2006. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including cost-reduction measures following restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 16.8% in the first six months of 2006.

Laboratory Products and Services
	Six Months Ended
	June 30,	July 1,
(Dollars in millions)	2007	2006	Change

Revenues	$2,850.2	$361.7	688%

Operating Income Margin	13.5%	14.3%	(0.8) pts.

Sales in the Laboratory Products and Services segment increased $2.49 billion to $2.85 billion in the first six months of 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $200 million over pro forma 2006 revenues, including increases of a) $22 million due to acquisitions made by the combined companies, net of divestitures, b) $41 million due to the favorable effect of currency translation and c) $137 million (5%) due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. Sales made through the segment’s research market channel and revenues from the company’s biopharma outsourcing offerings were particularly strong.

Operating income margin decreased to 13.5% in the first six months of 2007 from 14.3% in the first six months of 2006, primarily due to the inclusion of Fisher revenues, which have a slightly lower operating margin than the company’s legacy laboratory equipment business, offset in part by price increases and productivity improvements, including restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 11.5% in the first six months of 2006.

THERMO FISHER SCIENTIFIC INC.

First Six Months 2007 Compared With First Six Months 2006 (continued)

Other Expense, Net

The company reported other expense, net, of $47 million and $7 million in the first six months of 2007 and 2006, respectively (Note 4). Other expense, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income increased to $19 million in the first six months of 2007 from $7 million in the same period of 2006, primarily due to higher invested cash balances from operating cash flow and, to a lesser extent, increased market interest rates. Interest expense increased to $70 million in the first six months of 2007 from $16 million in the first six months of 2006, primarily as a result of debt assumed in the merger with Fisher.

Provision for Income Taxes

The company’s effective tax rate was 15.8% and 30.3% in the first six months of 2007 and 2006, respectively. The decrease in the effective tax rate in 2007 compared with 2006 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an enhanced tax credit for qualifying U.S. research costs, growth in lower tax regions such as Asia and, to a lesser extent, a tax gain in excess of the related book gain on the sale of a product line in 2006.

Discontinued Operations

As a result of the requirement to divest of GVI, the company has recorded a non-cash after-tax charge of $27 million as a loss on disposal of discontinued operations. The loss primarily represents the carrying value of the business in excess of estimated disposal value. During the second quarter of 2007, the company received additional proceeds relating to the sale of a business divested in 2000 and recorded an after tax gain of $3 million.

The company had after-tax gains of $2 million in 2006 from the disposal of discontinued operations. The gains represent additional proceeds from the sale of several businesses prior to 2004, net of a charge for the settlement of an indemnification claim that arose from a divested business.

Liquidity and Capital Resources

Consolidated working capital was $2.40 billion at June 30, 2007, compared with $1.51 billion at December 31, 2006. The increase was primarily due to a reduction in short-term borrowings and, to a lesser extent, an increase in cash. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $974 million at June 30, 2007 and $691 million at December 31, 2006.

First Six Months 2007

Cash provided by operating activities was $554 million during the first six months of 2007. A reduction in other current liabilities used cash of $83 million, primarily as a result of payment of annual incentive compensation as well as $51 million of merger-related payments. Cash payments for income taxes, net of refunds, totaled $59 million in the first six months of 2007. The company does not expect to make significant U.S. estimated tax payments in 2007, primarily due to tax deductions for merger-related equity-based compensation and net operating loss carryforwards. Cash of $58 million was used to replenish inventory levels following strong fourth quarter shipments. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $23 million during the first six months of 2007.

In connection with restructuring actions undertaken by continuing operations, the company had accrued $12 million for restructuring costs at June 30, 2007. The company expects to pay approximately $7 million of this amount for severance, retention and other costs, primarily through 2007. The balance of $5 million will be paid for lease obligations over the remaining terms of the leases, with approximately 23% to be paid through 2007 and the remainder through 2011. In addition, at June 30, 2007, the company had accrued $23 million for acquisition expenses. Accrued acquisition expenses included $15 million of severance and relocation obligations, which the company expects to pay primarily during 2007. The remaining balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2011.

THERMO FISHER SCIENTIFIC INC.

First Six Months 2007 (continued)

During the first six months of 2007, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions and the purchase of property, plant and equipment. The company expended $39 million on acquisitions and $72 million for purchases of property, plant and equipment. The company collected a note receivable from Newport Corporation totaling $48 million and had proceeds from the sale of property, plant and equipment of $14 million, principally real estate. The company’s discontinued operations had cash flows of $29 million from investing activities, principally the sale of Genevac, Ltd.

The company’s financing activities used $221 million of cash during the first six months of 2007, principally for the repayment of $453 million of short-term debt, offset in part by proceeds of stock option exercises. The company had proceeds of $224 million from the exercise of employee stock options and $17 million of tax benefits from the exercise of stock options. In February 2007, the Board of Directors authorized the repurchase of up to $300 million of the company’s common stock through February 28, 2008, none of which had been used as of August 9, 2007. On August 9, 2007, the Board of Directors authorized the repurchase of an additional $700 million of the company’s common stock through August 8, 2008.

On July 26, 2007, the company entered into an agreement to acquire Qualigens Fine Chemicals, a division of GlaxoSmithKline Pharmaceuticals Ltd. (GSK India) based in Mumbai for 2.4 billion Indian Rupees (approximately $60 million). Qualigens is India’s largest laboratory chemical manufacturer and supplier, serving customers in a variety of industries, including pharmaceutical, petrochemical, and food and beverage. The acquisition is expected to close early in the fourth quarter of 2007, subject to GSK India shareholder approval and other customary closing conditions.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2007, such expenditures will approximate $200 - $250 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2006 and June 30, 2007.

The company believes that its existing resources, including cash and investments, future cash flow from operations and available borrowings under its existing revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Six Months 2006

Cash provided by operating activities was $98 million during the first six months of 2006, including $100 million provided by continuing operations and $2 million used by discontinued operations. The company used cash of $28 million to increase inventory levels. Cash of $37 million was provided by collections on accounts receivable. A reduction in other current liabilities used $65 million of cash in the first six months of 2006, primarily for payment of annual incentive compensation and income tax payments. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $14 million in the first six months of 2006.

During the first six months of 2006, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions, the purchase and sale of property, plant and equipment and sale of a product line. The company expended $27 million on acquisitions and $22 million for purchases of property, plant and equipment. The company had proceeds from the sale of a product line of $9 million. Investing activities of the company’s discontinued operations provided $5 million of cash in the first six months of 2006, primarily additional proceeds from a business divested prior to 2004.

The company’s financing activities used $164 million of cash during the first six months of 2006, principally for the repurchase of $228 million of the company’s common stock, offset in part by proceeds of $22 million from the exercise of employee stock options and $6 million of tax benefits from the exercise of stock options.

THERMO FISHER SCIENTIFIC INC.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2006.

Item 4 — Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of June 30, 2007, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2007, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 22.

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

THERMO FISHER SCIENTIFIC INC.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $8.55 billion as of June 30, 2007. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.

As of June 30, 2007, we had approximately $2.20 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $953 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

THERMO FISHER SCIENTIFIC INC.

Item 4 — Submission of Matters to a Vote of Security Holders

At the company’s Annual Meeting of Stockholders held on May 15, 2007, the stockholders elected a class of one incumbent director, Marijn E. Dekkers, to a three-year term expiring at the 2010 Annual Meeting of Stockholders. In addition, the stockholders approved the adoption of the Thermo Fisher Scientific Inc. 2007 Employees’ Stock Purchase Plan and ratified the selection by the Audit Committee of the company’s Board of Directors of PricewaterhouseCoopers LLP as the company’s independent auditors for the fiscal year ended December 31, 2007. The results of the votes for each of these proposals were as follows:

Proposal 1— Election of one director, constituting the class of directors to be elected for a three-year term expiring in 2010:

Nominee: Marijn E. Dekkers

For	Against	Abstained

375,380,510	2,166,652	2,496,159

1,266,767 broker non-votes were recorded on the proposal.

Proposal 2— Approval and adoption of the Thermo Fisher Scientific Inc. 2007 Employees’ Stock Purchase Plan:

For	Against	Abstained

341,318,277	11,449,103	2,465,254

25,977,454 broker non-votes were recorded on the proposal.

Proposal 3— Ratification of selection by the Audit Committee of the company’s Board of Directors of PricewaterhouseCoopers LLP as the company’s independent auditors for the fiscal year ending December 31, 2007:

For	Against	Abstained

377,033,039	720,462	2,289,825

1,266,762 broker non-votes were recorded on the proposal.

Item 6 — Exhibits

See Exhibit Index on page 44.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 2007.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of the company, effective as of July 12, 2007.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.