Form 10-Q
period 2007-09-29
THERMO FISHER SCIENTIFIC INC.
filed 2007-11-01
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

(mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 29, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts	02454-9046
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 29, 2007
Common Stock, $1.00 par value	420,064,580

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet

Assets

	September 29,	December 31,
(In millions)	2007	2006
	(Unaudited)

Current Assets:
Cash and cash equivalents	$830.8	$667.4
Short-term investments, at quoted market value (amortized cost of $22.0 and $23.8)	15.4	23.8
Accounts receivable, less allowances of $50.1 and $45.0	1,458.1	1,392.7
Inventories:
Raw materials	321.6	307.7
Work in process	131.6	121.7
Finished goods	753.0	735.1
Deferred tax assets	159.3	209.2
Other current assets	238.6	201.9

	3,908.4	3,659.5

Property, Plant and Equipment, at Cost	1,636.8	1,533.0
Less: Accumulated depreciation and amortization	398.2	276.3

	1,238.6	1,256.7

Acquisition-related Intangible Assets, net of Accumulated Amortization of $723.9 and $276.4	7,096.9	7,511.6

Other Assets	379.3	309.4

Goodwill	8,549.2	8,525.0

	$21,172.4	$21,262.2

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)

Liabilities and Shareholders’ Equity

	September 29,	December 31,
(In millions except share amounts)	2007	2006
	(Unaudited)

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$19.6	$483.3
Accounts payable	661.5	630.8
Accrued payroll and employee benefits	239.0	253.3
Accrued income taxes	18.2	60.3
Deferred revenue	130.9	121.3
Other accrued expenses (Notes 2, 10 and 11)	561.7	603.3

	1,630.9	2,152.3

Deferred Income Taxes	2,365.5	2,557.5

Other Long-term Liabilities	552.0	459.9

Long-term Obligations (Note 9)	2,181.1	2,180.7

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 437,798,302 and 424,240,292 shares issued	437.8	424.2
Capital in excess of par value	12,202.2	11,810.4
Retained earnings	2,294.7	1,773.4
Treasury stock at cost, 17,733,722 and 7,635,184 shares	(795.0)	(246.4)
Accumulated other comprehensive items (Note 6)	303.2	150.2

	14,442.9	13,911.8

	$21,172.4	$21,262.2

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	September 29,	September 30,
(In millions except per share amounts)	2007	2006

Revenues	$2,401.2	$724.9

Costs and Operating Expenses:
Cost of revenues	1,453.1	388.1
Selling, general and administrative expenses	626.5	217.9
Research and development expenses	58.8	38.6
Restructuring and other costs, net (Note 11)	8.8	5.2

	2,147.2	649.8

Operating Income	254.0	75.1
Other Expense, Net (Note 4)	(18.7)	(5.8)

Income from Continuing Operations Before Provision for Income Taxes	235.3	69.3
Provision for Income Taxes	(16.7)	(20.5)

Income from Continuing Operations	218.6	48.8
Loss from Discontinued Operations (net of income tax benefit of $0.1 in 2007; Note 14)	(0.1)	—

Net Income	$218.5	$48.8

Earnings per Share from Continuing Operations (Note 5):
Basic	$.52	$.31

Diluted	$.49	$.30

Earnings per Share (Note 5):
Basic	$.51	$.31

Diluted	$.49	$.30

Weighted Average Shares (Note 5):
Basic	424.3	157.7

Diluted	446.6	162.2

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In millions except per share amounts)	2007	2006

Revenues	$7,125.3	$2,122.7

Costs and Operating Expenses:
Cost of revenues	4,360.8	1,148.7
Selling, general and administrative expenses	1,873.3	627.3
Research and development expenses	177.3	118.0
Restructuring and other costs, net (Note 11)	24.5	13.6

	6,435.9	1,907.6

Operating Income	689.4	215.1
Other Expense, Net (Note 4)	(66.1)	(12.9)

Income from Continuing Operations Before Provision for Income Taxes	623.3	202.2
Provision for Income Taxes	(78.0)	(60.8)

Income from Continuing Operations	545.3	141.4
Income from Discontinued Operations	—	—
(Loss) Gain on Disposal of Discontinued Operations, Net (includes income tax provision of $1.8 and $1.3; Note 14)	(24.0)	2.2

Net Income	$521.3	$143.6

Earnings per Share from Continuing Operations (Note 5):
Basic	$1.29	$.88

Diluted	$1.23	$.86

Earnings per Share (Note 5):
Basic	$1.23	$.89

Diluted	$1.17	$.88

Weighted Average Shares (Note 5):
Basic	422.8	160.7

Diluted	444.7	164.9

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In millions)	2007	2006

Operating Activities:
Net income	$521.3	$143.6
Loss (Gain) on disposal of discontinued operations, net	24.0	(2.2)

Income from continuing operations	545.3	141.4

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	560.0	116.2
Change in deferred income taxes	(10.5)	(28.5)
Noncash equity compensation	39.3	20.1
Noncash charges for sale of inventories revalued at the date of acquisition	48.0	0.7
Other noncash expenses, net	25.4	(0.6)
Changes in current accounts, excluding the effects of acquisitions and dispositions:
Accounts receivable	(57.1)	42.7
Inventories	(65.3)	(31.0)
Other current assets	(23.3)	(14.4)
Accounts payable	11.2	(8.3)
Other current liabilities	(122.4)	(37.9)

Net cash provided by continuing operations	950.6	200.4
Net cash used in discontinued operations	(2.4)	(0.2)

Net cash provided by operating activities	948.2	200.2

Investing Activities:
Acquisitions, net of cash acquired	(93.8)	(59.2)
Refund of acquisition purchase price	4.6	—
Proceeds from sale of available-for-sale investments	7.7	151.0
Purchases of available-for-sale investments	(8.0)	(84.0)
Purchases of property, plant and equipment	(118.2)	(31.8)
Proceeds from sale of property, plant and equipment	14.9	4.6
Proceeds from sale of product lines	—	8.9
Collection of notes receivable	48.2	2.8
Proceeds from sale of other investments	—	1.9
Increase in other assets	(22.5)	(2.4)

Net cash used in continuing operations	(167.1)	(8.2)
Net cash provided by discontinued operations	31.3	5.3

Net cash used in investing activities	$(135.8)	$(2.9)

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In millions)	2007	2006

Financing Activities:
(Decrease) increase in short-term notes payable	$(458.3)	$(66.9)
Purchases of company common stock	(540.2)	(228.0)
Net proceeds from issuance of company common stock	308.5	26.4
Tax benefits from exercised stock options	64.0	6.7
Redemption and repayment of long-term obligations	(9.5)	—
Other	—	(0.2)

Net cash used in financing activities	(635.5)	(262.0)

Exchange Rate Effect on Cash of Continuing Operations	(13.5)	8.4

Increase (Decrease) in Cash and Cash Equivalents	163.4	(56.3)
Cash and Cash Equivalents at Beginning of Period	667.4	214.3

Cash and Cash Equivalents at End of Period	$830.8	$158.0

Supplemental Cash Flow Information:
Fair value of assets of acquired businesses	$98.6	$91.6
Cash paid for acquired businesses	(82.2)	(61.0)

Liabilities assumed of acquired businesses	$16.4	$30.6

Conversion of subordinated convertible debentures	$0.4	$—

Issuance of restricted stock	$15.8	$1.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 29, 2007, the results of operations for the three- and nine-month periods ended September 29, 2007, and September 30, 2006, and the cash flows for the nine-month periods ended September 29, 2007, and September 30, 2006. Certain prior-period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

On September 4, 2007, the company’s Laboratory Products and Services segment acquired the instrument sales business of Davis Inotek Instruments, LLC. The U.S.-based business is a leading provider of test, measurement and process control instruments, serving customers in a wide range of industries through its extensive catalog and e-commerce sales channels. The purchase price totaled $24 million, net of cash acquired. The acquisition strengthens the segment’s ability to meet customers’ needs through a range of convenient purchasing options. Revenues of the instrument sales business of Davis Inotek totaled approximately $33 million in 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $12 million was allocated to goodwill, all of which is tax deductible.

In addition to the acquisitions of Spectronex/Flux and Davis, in the first nine months of 2007 the Analytical Technologies segment acquired a manufacturer of electrostatic discharge products and the intellectual property of a diagnostics business, and the Laboratory Products and Services segment acquired an independent test and research laboratory and a cell culture product line, for aggregate consideration of $34 million. The company also paid transaction costs and post-closing and contingent purchase price adjustments aggregating $12 million in the first nine months of 2007 for various acquisitions completed prior to 2007. The company obtained a refund of $5 million in the first quarter of 2007 related to a post-closing adjustment for the 2006 acquisition of GV Instruments Limited (GVI).

The company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies of combining the businesses. These synergies include elimination of duplicative facilities, functions and staffing; use of the company’s existing infrastructure such as sales force, distribution channels and customer relations to expand sales of the acquired businesses’ products; and use of the infrastructure of the acquired businesses to cost-effectively expand sales of company products.

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

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

The components of the preliminary purchase price allocation for 2007 acquisitions are as follows:

(In millions)	Spectronex/ Flux	Davis	Other	Total

Purchase Price:
Cash paid (a)	$25.8	$24.0	$34.5	$84.3
Cash acquired	(1.8)	—	(0.3)	(2.1)

	$24.0	$24.0	$34.2	$82.2

Allocation:
Current assets	$8.1	$6.2	$4.2	$18.5
Property, plant and equipment	0.4	—	5.5	5.9
Acquired intangible assets	14.8	9.2	20.0	44.0
Goodwill	9.1	11.7	9.4	30.2
Liabilities assumed	(8.4)	(3.1)	(4.9)	(16.4)

	$24.0	$24.0	$34.2	$82.2

(a)	Includes transaction costs.

Acquired intangible assets for 2007 acquisitions are as follows:

(In millions)	Spectronex/ Flux	Davis	Other	Total

Customer Relationships	$12.9	$4.9	$5.0	$22.8
Product Technology	1.5	—	13.5	15.0
Tradenames	0.4	4.3	1.5	6.2

	$14.8	$9.2	$20.0	$44.0

The weighted-average amortization periods for the customer relationships, product technology and tradenames acquired in 2007 are 6 years, 5 years and 9 years, respectively. The weighted-average amortization period for all intangible assets acquired in 2007 is 6 years.

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

During the first quarter of 2007, the company refined estimates recorded in the fourth quarter of 2006 of acquisition-related intangible assets related to the November 2006 merger with Fisher Scientific International Inc. and the December 2006 acquisition of Cohesive Technologies Inc. and finalized the valuation of such intangible assets. The purchase price allocations for Fisher and Cohesive, as revised, are as follows:

(In millions)	Fisher	Cohesive

Fair Value of Common Stock Issued to Fisher Shareholders	$9,777.8	$—
Fair Value of Fisher Stock Options and Warrants Converted into Options in Company Common Stock	502.3	—
Debt Assumed	2,284.7	—
Cash Paid Including Transaction Costs	42.1	71.3
Cash Acquired	(392.0)	(0.3)

	$12,214.9	$71.0

Allocation:
Current assets	$1,928.7	$5.6
Property, plant and equipment	950.2	1.0
Acquired intangible assets	7,076.2	37.0
Goodwill	6,553.5	32.9
Other assets	353.8	—
Liabilities assumed	(4,100.7)	(5.5)
Fair value of convertible debt allocable to equity	(546.8)	—

	$12,214.9	$71.0

The acquired intangible assets from the merger with Fisher and the acquisition of Cohesive are as follows:

(In millions)	Fisher	Cohesive

Indefinite Lives:
Trademarks	$1,326.9	$—

Definite Lives:
Customer relationships	4,269.5	19.0
Product technology	844.8	14.6
Tradenames	635.0	3.4

	$7,076.2	$37.0

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

In November 2006, the company merged with Fisher. Had the merger with Fisher been completed as of the beginning of 2006, the company’s pro forma results for 2006 would have been as follows:

	Three Months Ended	Nine Months Ended
(In millions except per share amounts)	September 30, 2006 (a)	September 30, 2006 (b)

Revenues	$2,237.5	$6,522.6

Net Income	$136.8	$229.9

Earnings per Share from Continuing Operations:
Basic	$.33	$.55
Diluted	$.32	$.53

Earnings Per Share:
Basic	$.34	$.56
Diluted	$.32	$.54

(a)	Includes $7 million pre-tax charge to cost of revenues for sale of Fisher inventories revalued at the date of merger.
(b)
Includes $121 million pre-tax charge to cost of revenues for the sale of Fisher inventories revalued at the date of merger, $15 million pre-tax charge for Fisher’s in-process research and development and $37 million pre-tax charge for accelerated vesting of equity-based awards resulting from the change in control occurring at the date of the Fisher merger.

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

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

The changes in accrued acquisition expenses for acquisitions completed during 2006 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2006	$26.0	$3.1	$1.3	$30.4
Reserves established	9.7	3.8	1.9	15.4
Payments	(26.7)	(0.5)	(0.9)	(28.1)
Decrease recorded as a reduction in goodwill	(0.1)	(0.6)	—	(0.7)
Currency translation	0.1	—	0.1	0.2

Balance at September 29, 2007	$9.0	$5.8	$2.4	$17.2

The principal acquisition expenses for 2006 acquisitions were for severance for approximately 296 employees across all functions and cost associated with various facility consolidations, primarily related to the company’s merger with Fisher.

The changes in accrued acquisition expenses for acquisitions completed prior to 2006 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2006	$2.2	$2.7	$0.1	$5.0
Payments	(1.8)	(0.6)	—	(2.4)
Decrease recorded as a reduction in goodwill	(0.3)	—	—	(0.3)
Currency translation	0.2	0.1	(0.1)	0.2

Balance at September 29, 2007	$0.3	$2.2	$—	$2.5

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

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions)	2007	2006	2007	2006

Revenues:
Analytical Technologies	$1,044.2	$540.7	$3,088.9	$1,576.8
Laboratory Products and Services	1,446.5	184.2	4,296.7	545.9
Eliminations	(89.5)	—	(260.3)	—

Consolidated revenues	$2,401.2	$724.9	$7,125.3	$2,122.7

Operating Income:
Analytical Technologies (a)	$202.5	$80.8	$598.0	$229.8
Laboratory Products and Services (a)	202.2	27.9	586.8	79.8

Subtotal reportable segments (a)	404.7	108.7	1,184.8	309.6

Cost of revenues charges	(0.4)	(2.0)	(48.0)	(3.3)
Restructuring and other costs, net	(8.8)	(5.2)	(24.5)	(13.6)
Amortization of acquisition-related intangible assets	(141.5)	(26.4)	(422.9)	(77.6)

Consolidated operating income	254.0	75.1	689.4	215.1
Other expense, net (b)	(18.7)	(5.8)	(66.1)	(12.9)

Income from continuing operations before provision for income taxes	$235.3	$69.3	$623.3	$202.2

Depreciation:
Analytical Technologies	$21.2	$7.5	$62.0	$22.2
Laboratory Products and Services	24.9	5.9	75.1	16.4

Consolidated depreciation	$46.1	$13.4	$137.1	$38.6

(a)	Represents operating income before certain charges to cost of revenues; restructuring and other costs, net and amortization of acquisition-related intangibles.
(b)	The company does not allocate other income and expenses to its segments.

THERMO FISHER SCIENTIFIC INC.

4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions)	2007	2006	2007	2006

Interest Income	$13.6	$2.8	$33.1	$9.7
Interest Expense	(32.5)	(9.3)	(102.9)	(25.0)
Other Items, Net	0.2	0.7	3.7	2.4

	$(18.7)	$(5.8)	$(66.1)	$(12.9)

5.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:
	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Income from Continuing Operations	$218.6	$48.8	$545.3	$141.4
Income from Discontinued Operations	(0.1)	—	—	—
(Loss) Gain on Disposal of Discontinued Operations	—	—	(24.0)	2.2

Net Income for Basic Earnings per Share	218.5	48.8	521.3	143.6
Effect of Convertible Debentures	—	0.4	—	1.2

Income Available to Common Shareholders, as Adjusted for Diluted Earnings per Share	$218.5	$49.2	$521.3	$144.8

Basic Weighted Average Shares	424.3	157.7	422.8	160.7
Effect of:
Convertible debentures	14.3	1.8	13.2	1.8
Stock options, restricted stock awards and warrants	8.0	2.7	8.7	2.4

Diluted Weighted Average Shares	446.6	162.2	444.7	164.9

Basic Earnings per Share:
Continuing operations	$.52	$.31	$1.29	$.88
Discontinued operations	—	—	(.06)	.01

	$.51	$.31	$1.23	$.89

Diluted Earnings per Share:
Continuing operations	$.49	$.30	$1.23	$.86
Discontinued operations	—	—	(.05)	.01

	$.49	$.30	$1.17	$.88

Options to purchase 2.6 million, 3.0 million, 4.8 million and 3.1 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2007 and 2006 and the first nine months of 2007 and 2006, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

6.	Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represents certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the third quarter of 2007 and 2006, the company had comprehensive income of $302 million and $66 million, respectively. During the first nine months of 2007 and 2006, the company had comprehensive income of $674 million and $194 million, respectively.

7.	Equity-based Compensation Expense

The components of pre-tax equity-based compensation are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Stock Option Awards	$9.4	$6.7	$27.0	$18.5
Restricted Share/Unit Awards	3.8	0.4	12.3	1.6

Total Equity-based Compensation Expense	$13.2	$7.1	$39.3	$20.1

Equity-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Cost of Revenues	$1.0	$0.8	$3.1	$2.1
Selling, General and Administrative Expenses	12.1	5.9	35.0	16.9
Research and Development Expenses	0.1	0.4	1.2	1.1

Total Equity-based Compensation Expense	$13.2	$7.1	$39.3	$20.1

No equity-based compensation expense has been capitalized in inventories due to immateriality.

Equity-based compensation reduced diluted earnings per share by $.02, $.03, $.06 and $.08 in the third quarter of 2007 and 2006 and the first nine months of 2007 and 2006, respectively.

Unrecognized compensation cost related to unvested stock options and restricted stock total approximately $62 million and $28 million, respectively, as of September 29, 2007, and is expected to be recognized over weighted average periods of 3 years and 2 years, respectively.

During the first nine months of 2007, the company made equity compensation grants to employees consisting of 45,500 restricted shares and options to purchase 440,000 shares.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 1007

Service Cost	$4.1	$1.5	$12.3	$4.4
Interest Cost on Benefit Obligation	14.1	3.7	42.0	10.9
Expected Return on Plan Assets	(14.9)	(3.1)	(44.2)	(9.2)
Amortization of Net Loss	0.9	0.9	2.7	2.8
Amortization of Prior Service Costs	—	2.5	—	2.6

Net Periodic Benefit Cost	$4.2	$5.5	$12.8	$11.5

Net periodic benefit costs for the company’s other postretirement benefit plans (which were assumed in the Fisher merger) include the following components:

	Three Months Ended	Nine Months Ended
(In millions)	September 29, 2007	September 29, 2007

Service Cost	$0.2	$0.6
Interest Cost on Benefit Obligation	0.4	1.2

Net Periodic Benefit Cost	$0.6	$1.8

9.	Swap Arrangement

During 2002, the company entered into interest-rate swap arrangements for its $128.7 million principal amount 7 5/8% senior notes, due in 2008, with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8% and will pay a variable rate of 90-day LIBOR plus 2.19% (7.3% as of September 29, 2007). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in other long-term assets and long-term debt totaling $3.5 million at September 29, 2007. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

THERMO FISHER SCIENTIFIC INC.

10.	Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006

Beginning Balance	$45.5	$33.4
Provision charged to income	29.9	28.8
Usage	(27.3)	(27.2)
Acquisitions	0.6	0.4
Adjustments to previously provided warranties, net	(0.1)	(0.6)
Other, net (a)	2.5	1.4

Ending Balance	$51.1	$36.2

(a)	Primarily represents the effects of currency translation.

11.	Restructuring and Other Costs, Net

Restructuring costs prior to 2006 primarily related to actions to reduce costs and redundancies, principally through headcount reductions and consolidation of facilities. Restructuring costs in 2006 included charges to close a plant in Massachusetts and consolidate its operations with those of a facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany, the move of manufacturing operations in New Mexico to other plants in the U.S. and Europe and remaining costs of prior actions. Restructuring costs in 2007 include charges for the consolidation of anatomical pathology operations currently in Pennsylvania with a Fisher site in Michigan, as well as consolidation of other U.S. operations and consolidation of a process control equipment site in the UK with a plant in Germany. The company has substantially finalized its plan for restructuring actions at Fisher or within existing businesses with which Fisher is being integrated. Such actions have included rationalization of product lines, consolidation of facilities and reductions in staffing levels. The cost of actions at Fisher businesses has been charged to the cost of the acquisition while the cost of actions at existing businesses being integrated with Fisher is charged to restructuring expense.

During the third quarter of 2007, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.4	$—	$—	$0.4
Restructuring and Other Costs, Net	5.5	2.3	1.0	8.8

	$5.9	$2.3	$1.0	$9.2

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

During the first nine months of 2007, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$40.7	$7.3	$—	$48.0
Restructuring and Other Costs, Net	13.5	3.6	7.4	24.5

	$54.2	$10.9	$7.4	$72.5

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $5.9 million of net restructuring and other charges in the third quarter of 2007. The segment recorded charges to cost of revenues of $0.4 million, primarily for the sale of inventories revalued at the date of acquisition, and $5.5 million of other costs, net. These other costs consisted of $5.4 million of cash costs, principally associated with facility consolidations, including $1.4 million of severance for approximately 115 employees primarily in sales, service and manufacturing functions; $0.6 million of abandoned-facility costs; and $3.4 million of other cash costs, primarily retention, relocation and contract termination expenses associated with facility consolidations.

In the second quarter of 2007, this segment recorded $16.1 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $11.2 million, primarily for the sale of inventories revalued at the date of acquisition and $4.9 million of other costs, net. These other costs consisted of $4.8 million of cash costs, principally associated with facility consolidations, including $2.2 million of severance for approximately 215 employees across all functions; $0.5 million of abandoned-facility costs; and $2.1 million of other cash costs, primarily relocation expenses associated with facility consolidations.

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

Laboratory Products and Services

The Laboratory Products and Services segment recorded $2.3 million of net restructuring and other charges in the third quarter of 2007. These costs consisted of $0.8 million of cash costs, including $0.1 million of severance for 10 employees primarily in research and development functions, and $0.7 million of other cash costs, principally related to facility consolidations. The segment also recorded a loss of $1.5 million on the sale of a small business.

In the second quarter of 2007, this segment recorded $0.7 million of net restructuring and other charges. These costs consisted of $0.5 million of cash costs, including $0.2 million of severance for 35 employees primarily in sales, service and manufacturing functions, and $0.3 million of other cash costs.

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

Corporate

The company recorded $1.0 million of restructuring and other charges at its corporate office in the third quarter of 2007. These costs consisted of $0.8 million of cash costs which were primarily for merger-related expenses and retention agreements with certain Fisher employees. Retention costs are accrued ratably over the period the employees must work to qualify for the payment, generally through November 2007.

In the first and second quarters of 2007, the company recorded $3.7 million and $2.7 million, respectively, of restructuring and other charges at its corporate office, all of which were cash costs. These cash costs were primarily for merger-related expenses and retention agreements with certain Fisher employees.

General

The following table summarizes the cash components of the company’s restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2007 statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2006 Restructuring Plans
Balance at December 31, 2006	$1.8	$0.3	$9.4	$0.6	$12.1
Costs incurred in 2007 (b)	1.5	—	0.4	0.1	2.0
Reserves reversed	(0.4)	—	(0.1)	—	(0.5)
Payments	(1.6)	(0.3)	(7.1)	(0.1)	(9.1)
Currency translation	0.2	—	0.1	—	0.3

Balance at September 29, 2007	$1.5	$—	$2.7	$0.6	$4.8

2006 Restructuring Plans
Balance at December 31, 2006	$4.0	$0.8	$2.7	$—	$7.5
Costs incurred in 2007 (b)	0.6	3.1	1.1	1.3	6.1
Reserves reversed	(1.2)	—	—	—	(1.2)
Payments	(3.0)	(1.4)	(2.4)	(1.3)	(8.1)
Currency translation	0.2	—	0.1	—	0.3

Balance at September 29, 2007	$0.6	$2.5	$1.5	$—	$4.6

2007 Restructuring Plans
Costs incurred in 2007 (b)	$6.6	$1.7	$0.6	$7.0	$15.9
Payments	(4.2)	(0.2)	(0.1)	(6.8)	(11.3)
Currency translation	0.1	—	—	0.1	0.2

Balance at September 29, 2007	$2.5	$1.5	$0.5	$0.3	$4.8

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)
Excludes non-cash items including $0.3 million, $0.2 million and $0.2 million of asset write downs in the Analytical Technologies segment, Laboratory Products and Services segment and corporate office, respectively. Also excludes loss of $1.5 million in the Laboratory Products and Services segment related to a sale of a business.

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

The company has a reserve for environmental costs of approximately $24 million at September 29, 2007. Management believes that this accrual is adequate for environmental remediation costs the company expects to incur. As a result, the company believes that the ultimate liability with respect to environmental remediation matters will not have a material adverse effect on the company’s financial position or results of operations or cash flows in any quarterly or annual period. However, the company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows. Although these environmental remediation liabilities do not include third-party recoveries, the company may be able to bring indemnification claims against third parties for liabilities relating to certain sites.

The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The range of probable loss for matters at Fisher related to workers compensation, general, automobile and product liabilities at September 29, 2007, was approximately $221 million to $330 million on an undiscounted basis. Having assumed these liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value, $141 million at September 29, 2007. This reserve includes estimated defense costs and is gross of estimated amounts due from insurers of $75 million at September 29, 2007, also recorded at their fair value at the date of merger. The assets and liabilities assumed at the acquisition date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $83 million and the discount on the assets of approximately $49 million (net discount $34 million) is being accreted to interest expense over the expected settlement period. In addition to the reserves recorded due to the merger with Fisher, as of September 29, 2007, the company had product liability reserves of $23 million (undiscounted) relating to divested businesses. Although the company believes that the amounts reserved and estimated recoveries are appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary. For example, there are pending lawsuits with certain of Fisher's insurers concerning which state's laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $75 million would require adjustment that could be material to the company's results of operations.

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

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized tax benefits. As of the adoption date of January 1, 2007, the company had $88 million of unrecognized tax benefits, of which $38 million, if recognized, would affect the effective tax rate and the remaining $50 million, if recognized, would decrease goodwill. As of the adoption date the company had accrued interest expense and penalties related to the unrecognized tax benefits of $5 million, which is included in the $88 million of unrecognized tax benefits. The company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense.

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

During the third quarter of 2007, the company settled audits of the 2003 pre-acquisition tax years of certain Fisher subsidiaries which resulted in a $2.6 million decrease in the liability for unrecognized tax benefits and goodwill. The company is currently under audit by the Internal Revenue Service for the 2001 to 2004 tax years. The IRS is also auditing the 2004 and 2005 pre-acquisition tax years of certain Fisher subsidiaries. It is likely that the examination phase of these audits will be completed within twelve months. There have been no significant changes to the status of these examinations during the quarter ended September 29, 2007, and the company does not currently expect any significant changes to previously recorded uncertain tax positions.

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

During 2006, the company committed to a plan to dispose of Genevac Limited (Genevac), a legacy Fisher business that is a manufacturer of solvent evaporation technology. The decision followed the U.S. Federal Trade Commission (FTC) consent order that required divesture of Genevac for FTC approval of the Thermo Fisher merger under the Hart-Scott-Rodino Antitrust Improvements Act. Genevac was sold on April 3, 2007, for net proceeds of $22 million in cash, subject to a post-closing adjustment. The results of discontinued operations also include the results of Systems Manufacturing Corporation (SMC), a legacy Fisher business that provides consoles, workstations and server enclosures for information technology operations and data centers. SMC was sold in July 2007 for cash proceeds of $2.5 million. The operating results of Genevac and SMC were not material for the 2007 period prior to their sale.

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

15.     Formation of Joint Ventures

In May and July 2007, the company contributed businesses with annualized third-party revenues and net assets of $43 million and $101 million, respectively, to newly formed joint ventures with third parties. The joint ventures were formed to combine the company’s capabilities with those of businesses contributed by the respective joint venture partners in the fields of integrated response technology services and disposable laboratory glass products. The company owns 49% - 50% of the joint ventures and, following the formation of these entities, no longer consolidates the results of the subsidiaries that were contributed but instead records its pro rata share of the joint ventures’ results in other income using the equity method of accounting. The results of the joint ventures were not material from their formation through September 29, 2007.

16.	Recent Accounting Pronouncements

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

THERMO FISHER SCIENTIFIC INC.

17.     Subsequent Events

On July 26, 2007, the company entered into an agreement to acquire Qualigens Fine Chemicals, a division of GlaxoSmithKline Pharmaceuticals Ltd. (GSK India) based in Mumbai for 2.4 billion Indian Rupees (approximately $60 million). The Laboratory Products and Services segment completed this acquisition on September 30, 2007. Qualigens is India’s largest laboratory chemical manufacturer and supplier, serving customers in a variety of industries, including pharmaceutical, petrochemical and food and beverage. Qualigens’ revenues totaled $24 million in 2006.

On October 3, 2007, the Laboratory Products and Services segment acquired Priority Solutions International, a leading third-party logistics provider to the pharmaceutical and healthcare industries. The purchase price totaled $165 million in cash. Priority Solutions’ revenues totaled $96 million in 2006.

On October 9, 2007, the Analytical Technologies segment acquired NanoDrop Technologies, Inc., a supplier of UV-Vis spectrophotometry and fluorescence scientific instruments to the life sciences and pharmaceutical industries. The purchase price totaled approximately $146 million, net of cash acquired, plus up to $20 million of additional contingent consideration based upon the achievement of specified operating results in 2007 and 2008. NanoDrop’s revenues totaled $27 million in 2006.

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

Revenues
	Three Months Ended				Nine Months Ended
(Dollars in millions)	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006

Analytical Technologies	$1,044.2	43.5%	$540.7	74.6%	$3,088.9	43.4%	$1,576.8	74.3%
Laboratory Products and Services	1,446.5	60.2%	184.2	25.4%	4,296.7	60.3%	545.9	25.7%
Eliminations	(89.5)	(3.7%)	—	0.0%	(260.3)	(3.7%)	—	0.0%

	$2,401.2	100%	$724.9	100%	$7,125.3	100%	$2,122.7	100%

THERMO FISHER SCIENTIFIC INC.

Overview of Results of Operations and Liquidity (continued)

Sales in the third quarter of 2007 were $2.40 billion, an increase of $1.68 billion from the third quarter of 2006. Sales increased principally due to the merger with Fisher and, to a lesser extent, increased demand and the favorable effect of currency translation. If the merger with Fisher had occurred on January 1, 2006, revenues would have increased $164 million (7%), over pro forma 2006 revenues. Aside from the effects of currency translation (discussed in total and by segment below), revenues increased over pro forma 2006 revenues by $111 million due to higher revenues at existing businesses as a result of increased demand, discussed below, and, to a lesser extent, price increases.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2007 and 2006. In addition to the merger with Fisher, the principal acquisitions included the instrument sales business of Davis Inotek Instruments, LLC, a provider of test, measurement and process control instruments in September 2007; Spectronex AG and Flux AG businesses of Swiss Analytic Group AG, a distributor of mass spectrometry, chromatography and surface science instruments and a manufacturer of high performance liquid chromography pumps and software in January 2007; Cohesive Technologies Inc., a provider of advanced sample extraction and liquid chromatography products in December 2006; and EGS Gauging, Inc., a provider of flat polymer web gauging products, which was acquired in June 2006. Subsequent to the third quarter of 2007, the company completed additional acquisitions (Note 17).

In the third quarter of 2007, the company’s operating income and operating income margin were $254 million and 10.6%, respectively, compared with $75 million and 10.4%, respectively, in 2006. (Operating income margin is operating income divided by revenues.) The increase in operating income was due to the Fisher merger and, to a lesser extent, higher profitability at existing businesses resulting from incremental revenues, price increases and productivity improvements. These increases were offset in part by $115 million of higher amortization expense as a result of acquisition-related intangible assets from the Fisher merger and other acquisitions.

The company’s effective tax rate was 7.1% and 29.6% in the third quarter of 2007 and 2006, respectively. The tax provision in the third quarter of 2007 was favorably affected by a one-time benefit of enacted reductions in tax rates in the U.K., Denmark and Germany on the company’s deferred tax balances. This benefit totaled $21 million. In addition to the impact of this item, the decrease in the effective tax rate in the third quarter of 2007 compared with the third quarter of 2006 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an enhanced tax credit for qualifying U.S. research costs and growth in lower tax regions such as Asia. The company currently expects its tax rate for the full year to be approximately 16% before the effect of the one-time benefit discussed above.

Income from continuing operations increased to $219 million in the third quarter of 2007, from $49 million in the third quarter of 2006, primarily due to the items discussed above that increased operating income in 2007 and the one-time tax benefit discussed above, offset in part by higher interest expense, primarily associated with debt assumed in the Fisher merger.

During the first nine months of 2007, the company’s cash flow from operations totaled $948 million, compared with $200 million for the first nine months of 2006. The increase resulted from cash flow from the Fisher businesses and, to a lesser extent, improved cash flow at existing businesses.

As of September 29, 2007, the company’s outstanding debt totaled $2.20 billion, of which approximately 93% is due in 2009 and thereafter. The company expects that its existing cash and short-term investments of $846 million as of September 29, 2007, and the company’s future cash flow from operations together with available unsecured borrowing capacity of up to $956 million under its existing 5-year revolving credit agreement, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

Critical Accounting Policies

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the company’s Form 10-K for 2006, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 13, the company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Other than this change, there have been no significant changes in the company’s critical accounting policies during the first nine months of 2007.

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

Results of Operations

Third Quarter 2007 Compared With Third Quarter 2006

Continuing Operations

Sales in the third quarter of 2007 were $2.40 billion, an increase of $1.68 billion from the third quarter of 2006. Sales increased principally due to the merger with Fisher and, to a lesser extent, increased demand and the favorable effect of currency translation. If the merger with Fisher had occurred on January 1, 2006, revenues would have increased $164 million (7%) over pro forma 2006 revenues, including increases of $53 million due to the favorable effect of currency translation and $111 million due to higher revenues at existing businesses as a result of increased demand and, to a lesser extent, price increases. Growth was strong in Asia and North America and modest in Europe.

In the third quarter of 2007, operating income and operating income margin were $254 million and 10.6%, respectively, compared with $75 million and 10.4%, respectively, in the third quarter of 2006. The increase in operating income was due to inclusion of the Fisher businesses and, to a lesser extent, higher profitability at existing businesses resulting from incremental revenues, price increases and productivity improvements. These increases were offset in part by $115 million of higher amortization expense as a result of acquisition-related intangible assets from the Fisher merger.

Restructuring and other costs were recorded during the third quarter of 2007 and 2006. Restructuring costs in the 2007 period include merger-related exit costs at existing businesses. The company has substantially finalized its plan for restructuring actions at Fisher or within existing businesses with which Fisher is being integrated. Such actions have included rationalization of product lines, consolidation of facilities and reductions in staffing levels. The cost of actions at Fisher businesses has been charged to the cost of the acquisition, while the cost of actions at existing businesses being integrated with Fisher is charged to restructuring expense.

THERMO FISHER SCIENTIFIC INC.

Third Quarter 2007 Compared With Third Quarter 2006 (continued)

In the third quarter of 2007, the company recorded restructuring and other costs, net, of $9 million, including $7 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a $2 million loss on the sale of a small business unit (Note 11). In the third quarter of 2006, the company recorded restructuring and other costs, net, of $7 million, including $2 million of charges to cost of revenues primarily for accelerated depreciation on fixed assets abandoned due to facility consolidations and $6 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. These costs were offset by $1 million of net gains on the disposal of abandoned property.

In addition to the charges above, on October 31, 2007, the company decided to undertake closure of a Laboratory Products and Services segment manufacturing facility in France. The operations of the factory will be consolidated with those of existing factories in a phased plan through mid-2009. The company estimates future charges for severance, retention, real estate abandonment, moving costs and asset write-offs associated with this action will total $16-18 million, including cash costs of $15 - $17 million, which will be recorded between the fourth quarter of 2007 and mid-2009, when the facility ceases remaining operations.

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

	Three Months Ended
(In millions)	September 29, 2007	September 30, 2006

Revenues:
Analytical Technologies	$1,044.2	$540.7
Laboratory Products and Services	1,446.5	184.2
Eliminations	(89.5)	—

Consolidated Revenues	$2,401.2	$724.9

Operating Income:
Analytical Technologies	$202.5	$80.8
Laboratory Products and Services	202.2	27.9

Subtotal Reportable Segments	404.7	108.7

Cost of Revenues Charges	(0.4)	(2.0)
Restructuring and Other Costs, Net	(8.8)	(5.2)
Amortization of Acquisition-related Intangible Assets	(141.5)	(26.4)

Consolidated Operating Income	$254.0	$75.1

THERMO FISHER SCIENTIFIC INC.

Third Quarter 2007 Compared With Third Quarter 2006 (continued)

   Analytical Technologies
	Three Months Ended
(Dollars in millions)	September 29, 2007	September 30, 2006	Change

Revenues	$1,044.2	$540.7	93%

Operating Income Margin	19.4%	14.9%	4.5 pts.

Sales in the Analytical Technologies segment increased $503 million to $1.04 billion in the third quarter of 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $113 million (12%) over pro forma 2006 revenues, including increases of a) $15 million due to acquisitions made by the combined companies, net of divestitures, b) $29 million due to the favorable effect of currency translation and c) $69 million due to higher revenues at existing businesses as a result of increased demand and, to a lesser extent, higher prices. The increase in demand was from life science and industrial customers in part due to strong market response to new products. Growth was particularly strong in sales of environmental monitoring instruments as well as mass spectrometry and spectroscopy instruments and, to a lesser extent, diagnostic tools.

Operating income margin was 19.4% in the third quarter of 2007 and 14.9% in the third quarter of 2006. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including cost-reduction measures following restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 17.3% in the third quarter of 2006.

   Laboratory Products and Services
	Three Months Ended
(Dollars in millions)	September 29, 2007	September 30, 2006	Change

Revenues	$1,446.5	$184.2	685%

Operating Income Margin	14.0%	15.1%	(1.1) pts.

Sales in the Laboratory Products and Services segment increased $1.26 billion to $1.45 billion in the third quarter of 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $61 million (4%) over pro forma 2006 revenues, including a) an increase of $23 million due to the favorable effect of currency translation b) a decrease of $14 million due to divestitures (including deconsolidation of businesses contributed to joint ventures) and c) an increase of $52 million due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. Sales made through the segment’s research market channel and revenues from the company’s biopharma outsourcing offerings were particularly strong.

Operating income margin decreased to 14.0% in the third quarter of 2007 from 15.1% in the third quarter of 2006, primarily due to the inclusion of Fisher revenues, which have a slightly lower operating margin than the company’s legacy laboratory equipment business, offset in part by price increases and productivity improvements, including restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 13.3% in the third quarter of 2006.

THERMO FISHER SCIENTIFIC INC.

Third Quarter 2007 Compared With Third Quarter 2006 (continued)

Other Expense, Net

The company reported other expense, net, of $19 million and $6 million in the third quarter of 2007 and 2006, respectively (Note 4). Other expense, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income increased to $14 million in the third quarter of 2007 from $3 million in the same period of 2006, primarily due to higher invested cash balances from operating cash flow and, to a lesser extent, increased market interest rates. Interest expense increased to $32 million in the third quarter of 2007 from $9 million in the third quarter of 2006, primarily as a result of debt assumed in the merger with Fisher. In August 2007, the FASB issued proposed guidance on accounting for convertible debt instruments that, if enacted, would increase the company’s reported interest expense in a manner that reflects interest rates of similar nonconvertible debt. The change would not affect the company’s cash interest payments. There can be no assurance at this time, however, as to the content of any final FASB rules on this topic.

Provision for Income Taxes

The company’s effective tax rate was 7.1% and 29.6% in the third quarter of 2007 and 2006, respectively. The tax provision in the third quarter of 2007 was favorably affected by a one-time benefit of $21 million, discussed below. In addition to the impact of this item, the decrease in the effective tax rate in 2007 compared with 2006 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an enhanced tax credit for qualifying U.S. research costs and growth in lower tax regions such as Asia. The company currently expects its tax rate for the full year to be approximately 16% prior to the one-time benefit discussed below.

On July 19, 2007, the United Kingdom enacted new tax legislation that will become effective on April 1, 2008, lowering its corporate tax rate. Denmark and Germany also enacted new tax legislation, with various effective dates, that will reduce the corporate tax rate. As a result of these changes in tax rates, the deferred tax balances of all the company’s entities in these countries have been adjusted to reflect the new tax rates in the third quarter of 2007.

Contingent Liabilities

At the end of the third quarter of 2007, the company was contingently liable with respect to certain legal proceedings and related matters. As described under “Litigation and Related Contingencies” in Note 12, an unfavorable outcome in one or more of the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

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

THERMO FISHER SCIENTIFIC INC.

Third Quarter 2007 Compared With Third Quarter 2006 (continued)

Discontinued Operations

During 2006, the company committed to a plan to dispose of Genevac Limited (Genevac), a legacy Fisher business that is a manufacturer of solvent evaporation technology. The decision followed the U.S. Federal Trade Commission (FTC) consent order that required divesture of Genevac for FTC approval of the Thermo Fisher merger under the Hart-Scott-Rodino Antitrust Improvements Act. Genevac was sold on April 3, 2007, for net proceeds of $22 million in cash, subject to a post-closing adjustment. The results of discontinued operations also include the results of Systems Manufacturing Corporation (SMC), a legacy Fisher business that provides consoles, workstations and server enclosures for information technology operations and data centers. SMC was sold in July 2007 for cash proceeds of $2.5 million. The operating results of Genevac and SMC were not material in 2007 through their dates of sale.

First Nine Months 2007 Compared With First Nine Months 2006

Continuing Operations

Sales in the first nine months of 2007 were $7.13 billion, an increase of $5.00 billion from the first nine months of 2006. Sales increased principally due to the merger with Fisher as well as other acquisitions and, to a lesser extent, increased demand and the favorable effect of currency translation. If the merger with Fisher had occurred on January 1, 2006, revenues would have increased $603 million (9%) over pro forma 2006 revenues, including increases of a) $86 million due to acquisitions made by the combined companies, net of divestitures, b) $150 million due to the favorable effect of currency translation and c) $367 million due to higher revenues at existing businesses as a result of increased demand and, to a lesser extent, price increases. Growth was strong in each of the company’s principal geographic regions.

In the first nine months of 2007, operating income and operating income margin were $689 million and 9.7%, respectively, compared with $215 million and 10.1%, respectively, in the first nine months of 2006. The increase in operating income was due to inclusion of the Fisher businesses and, to a lesser extent, higher profitability at existing businesses resulting from incremental revenues, price increases and productivity improvements. These increases were offset in part by $345 million of higher amortization expense as a result of acquisition-related intangible assets from the Fisher merger and $45 million of higher charges to cost of revenues, principally for the sale of inventories revalued at the date of the merger. The decrease in operating income margin was primarily due to the $45 million of higher charges to cost of revenues associated with inventories revalued at the date of merger.

Restructuring and other costs were recorded during the first nine months of 2007 and 2006. Restructuring costs in the 2007 period primarily include merger-related exit costs at existing businesses. In the first nine months of 2007, the company recorded restructuring and other costs, net, of $73 million, including $48 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $22 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated as well as merger-related costs, recorded as incurred. The company also recorded $2 million of loss on sale of a small business unit (Note 11). In the first nine months of 2006, the company recorded restructuring and other costs, net, of $17 million, including $3 million of charges to cost of revenues primarily for accelerated depreciation on fixed assets abandoned due to facility consolidations and $15 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a net gain of $1 million from disposal of product lines and the sale of abandoned assets.

THERMO FISHER SCIENTIFIC INC.

First Nine Months 2007 Compared With First Nine Months 2006 (continued)

Segment Results
	Nine Months Ended
	September 29,	September 30,
(In millions)	2007	2006

Revenues:
Analytical Technologies	$3,088.9	$1,576.8
Laboratory Products and Services	4,296.7	545.9
Eliminations	(260.3)	—

Consolidated Revenues	$7,125.3	$2,122.7

Operating Income:
Analytical Technologies	$598.0	$229.8
Laboratory Products and Services	586.8	79.8

Subtotal Reportable Segments	1,184.8	309.6

Cost of Revenues Charges	(48.0)	(3.3)
Restructuring and Other Costs, Net	(24.5)	(13.6)
Amortization of Acquisition-related Intangible Assets	(422.9)	(77.6)

Consolidated Operating Income	$689.4	$215.1

   Analytical Technologies
	Nine Months Ended
	September 29,	September 30,
(Dollars in millions)	2007	2006	Change

Revenues	$3,088.9	$1,576.8	96%

Operating Income Margin	19.4%	14.6%	4.8 pts.

Sales in the Analytical Technologies segment increased $1.51 billion to $3.09 billion in the first nine months of 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $370 million (14%) over pro forma 2006 revenues, including increases of a) $79 million due to acquisitions made by the combined companies, net of divestitures, b) $86 million due to the favorable effect of currency translation and c) $205 million due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. The increase in demand was from life science and industrial customers in part due to strong market response to new products. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments as well as environmental monitoring instruments and, to a lesser extent, diagnostic tools.

Operating income margin was 19.4% in the first nine months of 2007 and 14.6% in the first nine months of 2006. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including cost-reduction measures following restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 17.0% in the first nine months of 2006.

THERMO FISHER SCIENTIFIC INC.

First Nine Months 2007 Compared With First Nine Months 2006 (continued)

   Laboratory Products and Services
	Nine Months Ended
	September 29,	September 30,
(Dollars in millions)	2007	2006	Change

Revenues	$4,296.7	$545.9	687%

Operating Income Margin	13.7%	14.6%	(0.9) pts.

Sales in the Laboratory Products and Services segment increased $3.75 billion to $4.30 billion in the first nine months of 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $261 million (6%) over pro forma 2006 revenues, including increases of a) $8 million due to acquisitions made by the combined companies, net of divestitures, b) $64 million due to the favorable effect of currency translation and c) $189 million due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. Sales made through the segment’s research market channel and revenues from the company’s biopharma outsourcing offerings were particularly strong.

Operating income margin decreased to 13.7% in the first nine months of 2007 from 14.6% in the first nine months of 2006, primarily due to the inclusion of Fisher revenues, which have a slightly lower operating margin than the company’s legacy laboratory equipment business, offset in part by price increases and productivity improvements, including restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 12.1% in the first nine months of 2006.

Other Expense, Net

The company reported other expense, net, of $66 million and $13 million in the first nine months of 2007 and 2006, respectively (Note 4). Interest income increased to $33 million in the first nine months of 2007 from $10 million in the same period of 2006, primarily due to higher invested cash balances from operating cash flow and, to a lesser extent, increased market interest rates. Interest expense increased to $103 million in the first nine months of 2007 from $25 million in the first nine months of 2006, primarily as a result of debt assumed in the merger with Fisher.

Provision for Income Taxes

The company’s effective tax rate was 12.5% and 30.1% in the first nine months of 2007 and 2006, respectively. The tax provision in the first nine months of 2007 was favorably affected by a one-time benefit, discussed in the results of the third quarter, of enacted reductions in the tax rates in the U.K., Denmark and Germany on the company’s deferred tax balances. The benefit totaled $21 million. In addition, to the impact of this item the decrease in the effective tax rate in 2007 compared with 2006 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an enhanced tax credit for qualifying U.S. research costs, growth in lower tax regions such as Asia and, to a lesser extent, a tax gain in excess of the related book gain on the sale of a product line in 2006.

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

THERMO FISHER SCIENTIFIC INC.

First Nine Months 2007 Compared With First Nine Months 2006 (continued)

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

Liquidity and Capital Resources

Consolidated working capital was $2.28 billion at September 29, 2007, compared with $1.51 billion at December 31, 2006. The increase was primarily due to a reduction in short-term borrowings and, to a lesser extent, an increase in cash. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $846 million at September 29, 2007 and $691 million at December 31, 2006.

First Nine Months 2007

Cash provided by operating activities was $948 million during the first nine months of 2007. A reduction in other current liabilities used cash of $122 million, primarily as a result of $52 million of merger-related payments as well as payment of annual incentive compensation. Cash payments for income taxes, net of refunds, totaled $92 million in the first nine months of 2007. The company does not expect to make significant U.S. estimated tax payments in 2007, primarily due to tax deductions for merger-related equity-based compensation and net operating loss carryforwards. Cash of $65 million was used to replenish inventory levels following strong fourth quarter shipments. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $29 million during the first nine months of 2007.

In connection with restructuring actions undertaken by continuing operations, the company had accrued $14 million for restructuring costs at September 29, 2007. The company expects to pay approximately $9 million of this amount for severance, retention and other costs, primarily through 2007. The balance of $5 million will be paid for lease obligations over the remaining terms of the leases, with approximately 16% to be paid through 2007 and the remainder through 2011. In addition, at September 29, 2007, the company had accrued $20 million for acquisition expenses. Accrued acquisition expenses included $12 million of severance and relocation obligations, which the company expects to pay primarily during 2007 and 2008. The remaining balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2011.

During the first nine months of 2007, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, were acquisitions and the purchase of property, plant and equipment. The company expended $94 million on acquisitions and $118 million for purchases of property, plant and equipment. The company collected a note receivable from Newport Corporation totaling $48 million and had proceeds from the sale of property, plant and equipment of $15 million, principally real estate. The company’s discontinued operations provided cash of $31 million from investing activities, principally the sale of Genevac, Ltd.

THERMO FISHER SCIENTIFIC INC.

First Nine Months 2007 (continued)

The company’s financing activities used $636 million of cash during the first nine months of 2007, principally for the repayment of $458 million of short-term debt and the repurchase of $540 million of the company’s common stock, offset in part by proceeds of stock option exercises. The company had proceeds of $309 million from the exercise of employee stock options and $64 million of tax benefits from the exercise of stock options. In February 2007, the Board of Directors authorized the repurchase of up to $300 million of the company’s common stock through February 28, 2008. On August 9, 2007, the Board of Directors authorized the repurchase of an additional $700 million of the company’s common stock through August 8, 2008. At September 29, 2007, $460 million was available for future repurchases of the company’s common stock under the August 8, 2008 Board authorization.

In the fourth quarter of 2007, through November 1, 2007, the company acquired businesses for aggregate cash consideration of approximately $375 million (Note 17). In addition, the company has entered agreement to acquire a business for $41 million, subject to regulatory approvals.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2007, such expenditures will approximate $175 - $200 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2006 and September 29, 2007.

The company believes that its existing resources, including cash and investments, future cash flow from operations and available borrowings under its existing revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Nine Months 2006

Cash provided by operating activities was $200 million during the first nine months of 2006. The company used cash of $31 million to increase inventory levels. Cash of $43 million was provided by collections on accounts receivable. A reduction in other current liabilities used $38 million of cash in the first nine months of 2006, primarily for payment of annual incentive compensation and income tax payments. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $21 million in the first nine months of 2006.

During the first nine months of 2006, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, included acquisitions, the purchase and sale of property, plant and equipment and sale of a product line. The company expended $59 million on acquisitions and $32 million for purchases of property, plant and equipment. The company had proceeds from the sale of a product line of $9 million. Investing activities of the company’s discontinued operations provided $5 million of cash in the first nine months of 2006, primarily additional proceeds from a business divested prior to 2004.

The company’s financing activities used $262 million of cash during the first nine months of 2006, principally for the repurchase of $228 million of the company’s common stock, offset in part by proceeds of $26 million from the exercise of employee stock options and $7 million of tax benefits from the exercise of stock options.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2006.

THERMO FISHER SCIENTIFIC INC.

Item 4 — Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of September 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of September 29, 2007, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 29, 2007, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 23.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, which amounts to approximately $8.55 billion as of September 29, 2007. We assess the realizability of the goodwill we have on our books annually as well as whenever events or changes in circumstances indicate that the goodwill may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

As of September 29, 2007, we had approximately $2.20 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $956 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions.

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the share repurchase activity for the company’s third quarter of 2007 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(In millions)

July 1 - August 4	—	$—	—	$1,000.0
August 5 - September 1	6,374,200	52.78	6,374,200	663.6
September 2 - September 29	3,706,053	54.99	3,706,053	459.8

Total Third Quarter	10,080,253	$53.59	10,080,253	$459.8

(1)
In February 2007, the company announced a repurchase program authorizing the purchase of up to $300 million of the company’s common stock in the open market or in negotiated transactions. On August 9, 2007, the company increased the existing authorization for the purchase of up to an additional $700 million of the company’s common stock in the open market or in negotiated transactions, which expires August 8, 2008. All of the shares of common stock repurchased by the company during the third quarter of 2007 were purchased under this program.

THERMO FISHER SCIENTIFIC INC.

Item 5 — Other Information

On October 31, 2007, the company made a decision to discontinue all operations at a manufacturing plant in Chateau-Gontier, France in a phased plan through mid-2009. The facility is part of the Laboratory Products and Services segment and currently manufactures laboratory equipment, primarily centrifuges, incubators and biological safety cabinets. The manufacture of these products will be transferred to existing company facilities in Germany and China.

As a result of the plant closing, approximately 115 employees will be severed. Restructuring and related charges associated with the plant closing are expected to be approximately $16-18 million, including cash costs of $15-17 million, primarily severance, retention and abandoned facility costs, and $1 million of asset write-offs. The costs will be recorded between the fourth quarter of 2007 and the second quarter of 2009.

Item 6 — Exhibits

See Exhibit Index on page 44.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of November 2007.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Thermo Fisher Scientific Inc. 2005 Deferred Compensation Plan, dated October 22, 2007 for amounts deferred after December 31, 2004.

10.2	Thermo Fisher Scientific Inc. Deferred Compensation Plan for Directors, as amended and restated on September 12, 2007.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.