Form 10-K
period 2007-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2008-02-29
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts	02454-9046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒          Accelerated filer ☐           Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 29, 2007, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $22,038,086,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 29, 2007).

As of February 1, 2008, the Registrant had 418,600,105 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Fisher’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

Financial Statement Index

THERMO FISHER SCIENTIFIC

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

In November 2006, Thermo Electron Corporation (also referred to in this document as “Thermo,” which is the predecessor to Thermo Fisher) merged with Fisher Scientific International Inc. (also referred to in this document as “Fisher”) to create the world leader in serving science. Thermo Fisher has 33,000 employees and serves more than 350,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.

We serve our customers through two principal brands, Thermo Scientific and Fisher Scientific:

•
Thermo Scientific is our technology brand, offering customers a complete range of high-end analytical instruments as well as laboratory equipment, software, services, consumables and reagents to enable integrated laboratory workflow solutions. Our growing portfolio of products includes innovative technologies for mass spectrometry, elemental analysis, molecular spectroscopy, sample preparation, informatics, fine- and high-purity chemistry production, cell culture, RNA-interference analysis, immunodiagnostic testing, microbiology, as well as environmental monitoring and process control.

•
Our Fisher Scientific brand offers convenience, providing a complete portfolio of laboratory equipment, chemicals, supplies and services used in healthcare, scientific research, safety and education markets. These products are offered through an extensive network of direct sales professionals, industry-specific catalogs, e-commerce capabilities and supply-chain management services. We also offer a range of biopharma services for clinical trials management, biospecimen storage and analytical testing.

In addition to the two principal brands, we offer a number of specialty brands that cover a range of consumable products primarily for the life and laboratory sciences industry.

We are continuously advancing the capabilities of our technologies, software and services, and leveraging our 7,500 sales and service professionals around the world to address our customers’ emerging needs. Our goal is to make our customers more productive, and to allow them to solve their analytical challenges, from complex research and discovery to routine testing.

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

Financial Statement Index

Analytical Technologies Segment

We serve the pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory and healthcare industries, through our Analytical Technologies segment. This segment has seven principal product groupings – Scientific Instruments, Biosciences, Microbiology, Integrative Technologies, Diagnostics, Environmental Instruments and Process Instruments – and provides a broad range of instruments, bioscience reagents, diagnostic assays, software and services to address various scientific challenges in laboratories, manufacturing and the field.

•	Our Scientific Instruments include analytical instrumentation that analyzes prepared samples.

•	Our Biosciences products include leading reagents, tools and services used in life science research, drug discovery and biopharmaceutical production.

•
Our Microbiology products include high-quality reagents and diagnostic kits used in the diagnosis of infectious disease or for testing for bacterial contamination to assure the safety and quality of consumer products such as food and pharmaceuticals.

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

In life sciences markets, we offer a line of mass spectrometers including ion traps, quadrupoles and other advanced mass spectrometers, as well as liquid chromatographs (LCs) and columns, and multi-instrument combinations of these products as integrated solutions (LC-MS). These systems are tailored to meet the rigorous demands of lab professionals in applications such as drug discovery, life science research and analytical quantitation.

Financial Statement Index

Ion Trap and Hybrid MS. The company’s ion trap and hybrid mass spectrometry product lines feature tiered portfolios to support a wide spectrum of analytical requirements. These instruments support applications ranging from routine compound identification and high performance liquid chromatography (HPLC) detection to sophisticated research applications such as the analysis of low-abundance components in complex biological matrices.

•
LTQ FT ULTRATM – Combines our most advanced ion trap and Fourier Transform (FT) Ion Cyclotron Resonance (ICR) technologies into a single instrument with superior analytical power and versatility. The system uniquely combines high resolution, accurate mass determinations and MSn (mass spectrometry to the nth power) for high-throughput analysis on a single instrument.

•
LTQ Orbitrap XLTM – Combines our most advanced ion trap with our patented Orbitrap technology, providing high resolution and accurate mass determinations over a broad dynamic range for advanced proteomics and small molecule research.

•
LTQ Orbitrap DiscoveryTM – Combines our most advanced ion trap with our patented Orbitrap technology, providing excellent resolution and mass accuracy for general proteomics and metabolism applications.

•
LTQ XLTM – Based on a 2-dimensional (2-D) linear ion trap design and incorporating patented innovative technologies and ease-of-use features, this system is primarily used for metabolic profiling and proteomics research.

•	LXQTM – Based on a 2-D linear ion trap design, this system provides high-throughput performance for drug discovery, forensics and proteomics applications.

•	LCQ FleetTM – A robust, entry-level ion trap mass spectrometer for routine analysis of complex samples.

Triple Quadrupole MS. The company’s TSQ Quantum Series consists of an advanced portfolio of triple quadrupole mass spectrometers with both liquid chromatography (LC) and gas chromatography (GC) inlets.

•	TSQ Quantum AccessTM – A versatile, entry-level mass spectrometer that is used in environmental and food safety laboratories.

•
TSQ Quantum Discovery MAXTM – This ultra-compact benchtop MS system incorporates innovative technology for increased sensitivity, precision, ruggedness and reliability. It is principally designed for high-productivity environments such as environmental, clinical research and drug discovery laboratories. With the Ion Max source, the TSQ Quantum Discovery MAX addresses the needs of these laboratories for more rugged and dependable LC-MS/MS to enable around-the-clock productivity.

•
TSQ Quantum UltraTM – An advanced instrument used primarily for bioanalytical studies. It features the Ion Max source with interchangeable electrospray ionization (ESI) and atmospheric pressure chemical ionization (APCI) probes for increased robustness and sensitivity.

•	TSQ Quantum GCTM – High performance GC-MS/MS system that provides high sensitivity and selectivity for applications in environmental, food safety, pharmaceutical and clinical research laboratories.

In addition, we supply a range of sample preparation capabilities for mass spectrometry including advanced sample extraction and liquid chromatography products, which are used with triple quadrupole mass spectrometers in bioanalysis and drug discovery.

TM Represents a trademark or service mark of Thermo Fisher Scientific Inc. or its subsidiaries.

Financial Statement Index

A significant and growing application for our technologically advanced mass spectrometers is proteomics, the study of proteins. Most drugs – about 90 percent – interact with proteins, so multi-instrument systems that can rapidly identify and quantify proteins are of increasing value to pharmaceutical and biotechnology customers. The combination of ETD (Electron Transfer Dissociation) with our LTQ XL ion trap machine extends the range of techniques for proteomics researchers and enables routine analysis of protein modifications. We continue to introduce new systems that address the breadth of primary analytical needs for high-throughput analysis including bioanalysis and proteomics research, as well as for other growing life science areas such as:

•	Biomarkers – compounds that may be endogenous and signal the early onset of a specific disease.

•	ADME/Tox – Absorption, Distribution, Metabolism, Excretion and Toxicology studies that are conducted for drug discovery in support of human clinical trials.

•	Metabalomics – measurement of the real biochemical status, dynamics, interactions and regulation of whole systems or organisms at a molecular level.

In addition, Thermo Fisher offers a broad range of advanced magnetic sector instrumentation for high-resolution MS. This range also covers organic MS, gas isotope ratio MS and thermal ionization MS.

Liquid Chromatography. Our HPLC systems, comprising the high speed Accela HPLC, Surveyor PlusTM and SpectraSYSTEMTM, offer high throughput and sensitivity. They are sold as stand-alone instrumentation (HPLC) or as integrated systems with our mass spectrometers (LC-MS and LC-MS/MS). The Surveyor MSQTM Plus is a fast scanning single quadrupole LC-MS system used primarily in pharmaceutical laboratories as a UHPLC detector, providing chromatographers the ability to run routine HPLC applications more efficiently with real-time mass confirmation. These products utilize our comprehensive line of HPLC columns, including HYPERSILTM Gold, HyPurityTM and Aquasil columns.

In January 2007, we acquired Spectronex, a European-based supplier of mass spectrometry, chromatography and surface science instrumentation, as well as Flux Instruments, a manufacturer of high performance liquid chromatography pumps. The Flux acquisition provided the pump for the new Accela UHPLC as well as a unique design platform for future HPLC development.

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

Our GC offering is also incorporated into our GC mass spectrometry (GC-MS) product line, which pairs a mass spectrometer detector with a GC front end. Our offering includes the DSQTM II, a GC-MS product based on the platform of Thermo Fisher’s DSQ and PolarisQ GC-MS systems. The DSQ II incorporates the new DynaMax XR ion detection system and the DuraBriteTM ion source. The PolarisQ Ion Trap MSn offers affordable tandem mass spectrometry at the sensitivity of GC-specific detectors.

Financial Statement Index

Elemental Analysis. Thermo Fisher also offers a line of elemental analysis instrumentation used to analyze elements in liquid and solid samples. Our range of combustion analyzer products, including our M & S Series atomic absorption (AA) systems, the iCAP 6000 Series benchtop inductively coupled plasma (ICP) spectrometers, and X SERIES 2 and ELEMENT2 ICP mass spectrometry (ICP-MS) systems are used for elemental analysis of liquid samples. Environmental, geochemical and clinical/toxicology laboratories often utilize these techniques, as well as many other industrial laboratories. In particular, our award winning iCAP 6000 Series ICP spectrometer, sold into growth markets such as China, environmental protection and materials and chemicals, is used in applications that support new regulations (such as the European Waste Electrical and Electronic Equipment (WEEE) Directive and the European Union Directive on Restriction of Certain Hazardous Substances (RoHS)).

Thermo Fisher also provides a full range of instrumentation for elemental analysis of solids, using both X-ray fluorescence and optical emission (OE) techniques. Our arc spark product line based on OE spectrometry is ideal for use in process/quality control for the direct, elemental analysis of solid metals. Products include the ARL QUANTRIS and ARL QuantoDesk CCD-based metals analyzers, ARL 3460 and ARL 4460 OE spectrometers that can be fully automated for unattended operation.

Our benchtop and standalone X-ray fluorescence (WDXRF/EDXRF) systems for analysis of conductive or non-conductive solids and liquids are used in many industrial and research laboratories, for monitoring of a few elements in oils, polymers, cement or quarry materials to the full analysis of glasses, metals, ores, refractories and geological materials. Additionally our UniQuant software package makes it possible to analyze totally unknown samples in any form without the need for certified standards. Our X-ray diffraction (XRD) equipment allows analysis of phases or compounds in crystalline materials. Both XRF and XRD techniques are integrated into our unique ARL 9900 X-ray Workstation to provide total analysis capabilities to the cement, metals and mining industries.

Molecular Spectroscopy. Thermo Fisher is also a leader in analytical instrumentation involving spectroscopic analysis of molecular structures. The new Nicolet i10 Series Fourier transform infrared (FT-IR) and Nicolet 700 Series research grade FT-IR systems provide a complete analytical offering in FT-IR spectroscopy and microscopy, from routine QA/QC applications to advanced research work across many industries including polymer, pharmaceutical and forensic. We are also a leader in the Raman and Near infrared markets with our new DXR Raman Series offering research capabilities to the routine-user. In 2007, Thermo Fisher expanded its line of visible and ultraviolet visible (UV-Vis) spectrophotometers and microanalysis products with the acquisition of NanoDrop Technologies, Inc., a U.S.-based supplier of micro-UV-Vis spectrophotometry and fluorescence scientific instruments. These products are used in life science, pharmaceutical and material science analysis.

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

Biosciences

Our broad range of Biosciences products and services includes fine and high-purity chemistry products; proprietary protein analysis; RNA interference (RNAi); PCR and QPCR reagents and related products; high content screening (HCS) and analysis (HCA); nucleic acid synthesis reagents; molecular biology reagents; cell-culture products and sterile liquid-handling systems. These products are used across the general chemistry and life sciences arenas primarily for scientific research and drug discovery, as well as biopharmaceutical research and production. Our Biosciences products are sold under proprietary product names such as Acros OrganicsTM, MaybridgeTM, HyCloneTM, PierceTM, DharmaconTM and ABgeneTM.

Financial Statement Index

Global Chemicals

Our Global Chemicals products provide solutions for chemistry-based applications to scientists involved in analysis, research and development, and manufacturing. We offer reliable, industry leading products and services through internal expertise and through partnerships with leading providers of chemical technology. We deliver high quality, customer-focused, optimized products and solutions through our extensive global distribution network. Our broad product portfolio includes Acros Organics chemicals, which are used in basic research applications to synthesize new and interesting materials. These products are supplied in pre-pack and semi-bulk quantities and are used across all types of chemistry. Our Fisher ChemicalTM products help scientists purify, extract, separate, identify and/or manufacture products. These products are used across a range of industries, including pharmaceutical, biotechnology, electronic, and environmental. Our Fisher BioReagentsTM products are used in many different laboratory applications, from cell growth to detailed protein analysis, to help scientists understand functions within living organisms. We also provide bulk sizes of our various products when customers scale-up from research to development. The primary markets served are pharmaceutical, life sciences and high technology.

Life Science Research (LSR)

Our Life Science Research products provide innovative technologies and services globally for genomics and proteomics applications. We serve the pharmaceutical and biotechnology industries as well as diagnostics companies, clinical laboratories, colleges and universities, government and industrial customers. Our offering includes a wide range of proprietary protein-research and cell-culture products; nucleic-acid technologies; reagents for high-content cellular screening; reliable, high-quality RNA oligonucleotides; small-interfering RNA and related RNA-interference products; and plastic consumables.

Our Genomics offering includes products and services which use nucleic acids to modulate gene expression or to measure changes in the cellular levels of specific nucleic acids. We provide synthesis reagents such as phosphoramidites to manufacturers of research and large scale synthetic nucleic acids and supply other molecular biology reagents to life science research, agricultural, clinical and diagnostic providers. Scientists use our PCR and QPCR reagents and PCR reaction plates and sealing products, sold under the ABgene name, to amplify and measure nucleic acids with high precision and sensitivity, enabling them to gain a better understanding of the control mechanisms inside a cell. Used in the study of cancer, metabolic diseases, in epidemiological studies and in agriculture research, our products enable scientists to shorten the drug development process. Our RNA products and services, sold under the Dharmacon name, are used by scientists conducting basic research to understand the function of genes and their role in biological processes and human disease. They are also used in drug discovery to identify and validate drug targets. RNA interference products are an exciting class of emerging therapeutic compounds. We provide technologies used in the development of potential RNAi-based therapeutics.

Our Proteomics products, sold under the Pierce, BioImageTM and CellomicsTM names, enable the effective and efficient study of the biology of proteins, and offer unique cell-based assays and services for high-content pathway analysis. Scientists use our Pierce reagents and kits for protein purification, protein detection and quantitation, protein sample preparation, protein labeling, protein interaction, and related studies, providing new capabilities and sensitive and accurate results more efficiently. We also provide proteomics products to manufacturers for inclusion in products sold for research or industrial uses. Cellomics HCS Reagent Kits and BioImage Assays are powerful tools for cell-based screening and analysis of specific molecular targets and biological parameters.

BioProcess Production

Our BioProcess Production offerings include cell-culture and bioprocessing products used in the production of animal and human viral vaccines, monoclonal antibodies, skin replacement and protein-based drugs. The product line is used in research and academic markets for cellular interaction studies, toxicity testing, antiviral, and anticancer studies. Our
Financial Statement Index

HyClone product offering includes leading cell-culture products (sera, classical media, serum-free and protein-free media, and process liquids) and bioprocessing systems for life science research and protein-based drug production. The line includes flexible, single-use BioProcess ContainerTM (BPCTM) systems, which are sterile, disposable bags specifically designed for transporting, mixing, dispensing, and storing sterile liquids and powders. The HyClone Single-Use Bioreactor (SUB) portfolio offers a single-use alternative to conventional stirred tank bioreactors currently used in animal cell culture. The SUB emulates the scalability and operating parameters of the conventional stirred tank bioreactors, yet is disposable. Under the TC TechTM name, we also provide sterile fluid-handling bags used to transfer, transport and store bioprocess liquids in the biopharmaceutical manufacturing process as well as tubing, fittings, connectors and flexible single-use containers specifically qualified for use in bioscience applications in the biopharmaceutical, biotechnology and diagnostic industries. Products, including cell-culture media, sera, process liquids and reagents, as well as single-use BioProcess Container systems, are provided in a variety of sizes ranging from small volumes up to tens of thousands of liters of specialized products in large vessels for full-scale production.

Microbiology

Our Microbiology offerings include high-quality microbiology laboratory products, including dehydrated and prepared culture media, collection and transport systems, diagnostic and rapid direct specimen tests, quality-control products and associated products for the microbiology laboratory. Our Microbiology products are sold under the OxoidTM and RemelTM specialty brands. Our products focus on aiding customers in the diagnosis of infectious disease, implementing effective infection control programs or in detecting microbial contamination of their products or manufacturing facilities.

These products are used by microbiologists worldwide to grow and identify bacteria and to detect viruses and parasites. Within the clinical field, these products are used to facilitate a rapid and accurate diagnosis of infectious disease, to determine appropriate antimicrobial therapy and to aid in the implementation of infection control programs. Key clinical customers include hospitals, public health and reference laboratories, clinics and physician offices. Within the food and pharmaceutical industries, our products are used to assure the safety and quality of consumer products by monitoring production environments, raw materials and end products for bacterial contamination. Industrial customers are comprised of quality control and quality assurance functions within food, beverage, personal care, pharmaceutical and biotech companies.

Integrative Technologies

Our Integrative Technologies offerings provide integrated solutions for customers in regulated and unregulated industries such as pharmaceuticals, biotechnology, petrochemicals, chemicals, and food and beverage utilizing our broad capabilities in laboratory equipment, instrumentation, consumables, reagents and software. Our products include laboratory information management systems (LIMS), chromatography data systems (CDS), database analytical tools, automation systems, microplate instrumentation and automated cellular imaging systems. To support our global installations, we provide implementation, validation, training, maintenance and support from our large global services network.

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
Financial Statement Index

Moving to an open, service-oriented computing architecture based on Microsoft® .NET creates more interoperability so our systems can enable end-to-end process workflows. Our flagship LIMS, called SampleManager, moved to the .NET platform, incorporated Service-Oriented Architecture, enhanced Web interfacing, and added support for the Microsoft® SQL Server 2005 database in addition to Oracle’s database option. Our DarwinTM LIMS is also based on .NET. Other products within the portfolio will be moved to .NET, migrating away from proprietary programming languages while continuing to support existing customers’ use of such programming.

Our portfolio includes SampleManagerTM LIMS, an enterprise solution used in laboratories at leading companies in the pharmaceutical, oil and gas, environmental, chemical and food and beverage industries; WatsonTM LIMS, for pharmaceutical bioanalytical laboratories; GalileoTM LIMS, designed specifically for ADME and in-vitro testing in early drug discovery and development; NautilusTM LIMS, used in a range of industrial applications and increasingly by biotechnology laboratories because of its configurability, patented workflows and plate-handling capabilities; and Darwin LIMS for pharmaceutical manufacturing R&D and QA/QC. In addition, we market the Atlas CDSTM, a multi-industry enterprise-class system that is tightly integrated with our LIMS solutions for greater accuracy and consistent reporting of shared data, as well as increased productivity.

We also provide a global services network of experienced consultants who provide a broad range of services focused on the successful implementation of our customers’ projects. These services include project planning, management of user workshops, defining business requirements, milestone delivery, systems integration, workflow modeling and validation consultancy.

Laboratory Automation Solutions

Thermo Fisher is a leading innovator of automation systems that provide solutions for the drug discovery market. With core competencies in integration, applications and innovation, we work closely with customers to develop both turnkey products and tailored systems for genomic/proteomic, biochemical/cell based assays and drug discovery applications. Our key technologies include automated storage, integration platforms, robotics and software. Advanced automated storage systems offer both low- and high-volume capacities with full environmental control. Our integration platforms range from stand-alone plate stackers and movers to highly flexible robotic solutions that incorporate advanced analytical equipment and software for experiment design, control and analysis. Precise and reliable motion control is achieved through state-of-the-art robotics that improve throughput and walk-away time. The company’s software platforms schedule and control all robotics and third-party instrumentation. These software platforms integrate with LIMS and other informatics systems to enable efficient workflow and data management. Our automated platforms incorporate all instrument core functions such as readers, imagers, liquid handlers, bulk dispensers, incubators, microplate stackers, and automated storage products.

Cellular Imaging and Analysis

Thermo Fisher is a leading provider of complete systems for high-content screening (HCS) and analysis (HCA) used by drug discovery and systems-biology researchers. Our CellomicsTM platform includes automated imaging instrumentation (ArrayScanTM VTM HCS Reader and the cellWoRxTM High Content Cell Analysis System), BioApplication image analysis software and High Content Informatics (HCiTM), fully integrated to improve the quality and productivity of cell-based assays. Our proprietary platforms are in use at multiple sites within the top 15 pharmaceutical companies, as well as at leading biotechnology companies and academic centers throughout the world. These products enable customers to develop new and effective therapies to treat, cure and prevent diseases and are utilized by scientists in drug discovery companies and basic research institutions to look at how drug candidates and targets of interest affect live cells. For drug discovery companies, these experiments enable scientists to determine the best drug candidates and to ultimately shorten the drug discovery process. For basic research scientists, these experiments enable scientists to explore all aspects of cell biology in a fast, quantitative fashion. These technologies are used in a range of drug discovery and in therapeutic areas such as neurobiology, toxicology, cancer biology and cell biology.

Financial Statement Index

Microplate Instruments

Thermo Fisher offers a wide variety of different microplate instruments for drug discovery, assay development, ELISA and applied testing markets. Our portfolio includes different microplate detection, bulk reagent dispensing, magnetic particle and microplate washer and incubation instruments. The wide range of microplate detection systems include the MultiskanTM photometers, the FluoroskanTM fluorometers, and the LuminoskanTM luminometer. The Varioskan FlashTM and AppliskanTM multimode readers offer high performance for the most reliable assay data. The Varioskan FlashTM spectral scanning multimode reader is designed for analyzing and optimization of assays, such as binding assays, ADMETox, molecular biology assays, enzyme kinetic studies, ion-channel and cell signaling assays. Our Multidrop CombiTM is a leading bulk reagent dispenser offering superior levels of flexibility and performance to meet the requirements of reagent dispensing in pharmaceutical and biotechnology laboratories. Our KingFisherTM magnetic particle processors use a patented method to purify proteins, nucleic acids and cells in a convenient, rapid and reproducible manner. The KingFisherTM system consists of instruments, specially designed plastics and software to provide a total purification solution for customer applications.

Diagnostics

Our Diagnostics products and services are used by the diagnostics community, including healthcare laboratories in hospitals, academic and research institutes, to prepare and analyze patient samples such as blood, urine, body fluids or tissue sections, to detect and diagnose diseases, such as cancer.

Clinical Diagnostics

Our clinical diagnostics products include a broad offering of liquid, ready-to-use and lyophilized immunodiagnostics reagent kits, calibrators, controls and calibration verification fluids. In particular, we provide products used for drugs-of-abuse testing; therapeutic drug monitoring, including immunosuppressant drug testing; thyroid hormone testing; serum toxicology; clinical chemistry; immunology; hematology; coagulation; glucose tolerance testing; monitoring and toxicology. Many of these products are sold under their industry-recognized brand names such as: CEDIATM, DRITM, CASCOTM, MASTM, QMSTM and Duke ScientificTM. In many instances, we will work with customers or partners to develop new products and applications for their instrument platforms. We have developed one of the broadest menus for drugs-of-abuse immunoassays, including those for newer drugs such as Oxycodone, Heroin Metabolite and Buprenorphine. We also offer a complete line of Immunosuppressant Drug immunoassays that can be used on a variety of clinical chemistry analyzers. Our clinical chemistry and automation systems include analyzers and reagents to analyze and measure routine blood and urine chemistry, such as glucose and cholesterol; and advanced testing for specific proteins, therapeutic drug monitoring and drugs-of-abuse. Our diagnostic test range currently covers approximately 80 different validated methods. We also provide pre- and post-analytical automation for preparation of blood specimens before and after analysis. In other analytical laboratory fields, our reagents and automated photometric analyzers are used for colorimetric and enzymatic analysis and quality control in food and beverage, wine and pharmaceutical production. In addition to our own sales channels, our clinical chemistry and automation systems are distributed by some of the leading diagnostic manufacturers, such as Siemens Medical Solutions Diagnostics and Ortho-Clinical Diagnostics (OCD).

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
Financial Statement Index

embedding centers, slide stainers to highlight abnormal cells for microscopic examination and diagnosis; coverslippers, such as the Microm CTM6, which places glass slipcovers on slides at a high capacity of approximately 450 slides per hour; and cassette and slide labelers for identifying specimens. The Shandon CytospinTM 4 Cytocentrifuge uses low-speed centrifugation technology to concentrate and deposit a thin layer of cells onto a microscope slide to ensure better cell capture and better preservation of cell morphology. The Shandon ExcelsiorTM provides a fully automatic solution for tissue processing and reagent storage/handling. For efficient handling and accurate identification of histology and cytology specimens, we offer a comprehensive line of cassette and slide labelers, including the Shandon Laser MicroWriterTM developed specifically for anatomical pathology. The Laser MicroWriter prints 1D and 2D barcodes, text, logos and graphics in 26 different fonts at a speed of 1 to 2 seconds per slide and is designed to handle high-volume workloads in clinical or research laboratories. Other histology products include the Shandon FinesseTM + line of microtomes for paraffin or resin sectioning, the Shandon CryotomeTM Series of cryostats for frozen sections and the Shandon VaristainTM line of slide stainers for cell morphology highlights.

Slide/Specialty Glass

Thermo Fisher manufactures flat-sheet glass to produce medical disposable products such as microscope slides, plates, cover glass and microarray substrates serving the medical, diagnostics and scientific communities.

Other Diagnostics

We also provide diagnostic testing services for certain neurological, renal and endocrine disorders to physicians, hospital laboratories and reference laboratories under our Athena Diagnostics brand.

Environmental Instruments

Our environmental analysis instrumentation offers innovative technologies for complying with government regulations and industry safety standards, or responding to a hazardous material situation, including air and water quality monitoring, gas and particulate detection, and radiation detection and analysis. Our instruments include portable and fixed instrumentation used to help our customers protect people and the environment, with particular focus on environmental compliance, product quality, worker safety and security. Key end markets include fossil fuel and nuclear-powered electric generation facilities, federal and state agencies such as the Environmental Protection Agency (EPA), first responders such as the New York Police Department, national laboratories such as Los Alamos, general commercial and academic laboratories, transportation security for sites such as ports and airports, and other industrial markets such as pulp and paper and petrochemical. Our instrumentation is used in three primary applications: air quality monitoring and gas detection, water quality and aqueous solutions analysis, and radiation measurement and protection.

Air Quality Monitoring and Gas Detection

We are a leader in air quality instruments for ambient air and continuous emissions monitoring. Primary markets and customers include environmental regulatory agencies, emissions generating industries such as power generation and pulp and paper, first responders and industrial customers with Occupational Safety and Health Administration-related gas detection requirements. Our instruments employ a variety of leading analytical techniques, such as chemiluminescence, which uses the light emission from chemical reactions to detect common air pollutants such as nitrogen dioxide at the parts-per-trillion level. The iSeriesTM family of analyzers uses various optical detection technologies to monitor parts-per-billion levels of regulated pollutants, such as ground level ozone and sulfur dioxide. The TEOMTM series of continuous particulate monitors utilizes a patented measurement technology to detect airborne particulate matter with high sensitivity in a brief time period. This monitoring capability allows the U.S. EPA and worldwide monitoring networks to provide the public with Web-based access to the concentration levels of the particulate matter of most concern to people susceptible to respiratory conditions (such as the elderly and young children). Further, state and federal environmental agencies, as well as environmental compliance officers at facilities that release emissions into the air, use our stack gas monitoring systems to
Financial Statement Index

ensure that governmentally mandated standards are being met. The introduction of our Mercury FreedomTM System for the continuous monitoring of total gaseous mercury emissions from coal fired power plants enables the U.S. power generation industry to monitor the measurement of mercury. Our industrial hygiene products measure toxic gases such as carbon monoxide and hydrogen sulfide, and hazardous chemicals such as benzene. The instruments range from handheld monitors used at hazardous waste sites for remediation activities, to general-purpose portable products for personnel-exposure monitoring, to sophisticated fixed systems in industrial facilities for early warning of unsafe combustible and toxic gas concentrations. In addition to these core applications, our product portfolio includes particulate monitoring instruments and leak-detection monitors.

Water Quality and Aqueous Solutions Analysis

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

Radiation Measurement and Protection

Our radiation measurement and protection instruments are used to monitor, detect and identify specific forms of radiation in nuclear power, environmental, industrial, medical and security applications. For example, power- generation facilities distribute our Mark IITM electronic pocket calculator-sized personal dosimeters to employees who work in areas that may expose them to radiation to capture the legal dose of record to which they are exposed on a daily basis. In addition, our customers use contamination monitors, such as our PCM2TM, in at-risk locations around their facilities to monitor radiation. A variety of our detectors are used to monitor radiation levels and dosage using gross gamma detection technologies. Our product portfolio includes handheld survey meters and vehicle and pedestrian portals used to stop illicit transport of radioactive material. Environmental and contamination monitors are used by nuclear power plants to ensure worker safety.

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

Process Instruments

Our Process Instruments products include online instrumentation solutions and services that provide regulatory inspection; quality control; package integrity; process measurements; precise temperature control; physical, elemental and compositional analysis; surface and thickness measurements; remote communications; and flow and blend optimization. We serve a wide variety of global industries including oil and gas, petrochemical, pharmaceutical, food and beverage, consumer products, power generation, metal, cement, minerals and mining, semiconductor and polymer. Our products are typically used in mission-critical manufacturing applications that require high levels of reliability and robustness. Our Process Instruments include six principal product lines: compliance testing, material characterization, materials and minerals, portable elemental analysis, process systems, and weighing and inspection.

Financial Statement Index

Compliance Testing

Through our compliance testing product lines we provide simulation and verification equipment for electronic components and systems under the KeyTek brand based on pulsed EMI (Electromagnetic Interference) technology. This business provides electronic components and systems-testing solutions for original equipment manufacturers (OEMs) and independent testing labs. Our products and solutions are capable of testing EMC (Electromagnetic Compatibility) and ESD (Electrostatic Discharge) at the systems and discrete package levels to assist our customers in complying with various industry standards.

In 2007, we acquired Oryx Instruments, a manufacturer of ESD, latch-up and TLP (Transmission Line Pulse) test systems for the worldwide semiconductor market. This acquisition enhanced our range of test systems.

Material Characterization

Our materials characterization product lines include instruments that help our customers analyze materials for viscosity, surface tension and thermal properties. For instance, our Thermo Scientific Haake-MARSTM and Thermo Scientific Haake-POLYLABTM products accurately and flexibly measure a wide range of rheological properties in the lab and in process applications. These measurement platforms use open standards and have the ability to connect to a range of sensors and systems. Our extruders and blenders meet R&D, small-scale production, quality control and pharmaceutical needs.

Materials and Minerals

Our materials and minerals product line includes online bulk material analysis systems, such as the Thermo Scientific CB OmniTM and Thermo Scientific CQMTM products for the coal, cement, minerals and other bulk material handling markets. These products employ proprietary, ultrahigh-speed, non-invasive measurement technologies that use neutron activation and measurement of gamma rays to analyze, in real time, the physical and chemical properties of raw material streams. This eliminates the need for off-line sampling, and enables real-time online optimization, for instance, allowing the customer to optimally blend raw materials to control sulfur and ash in coal fired utilities. Our gauging products are used online to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as metal strip, plastics, foil, rubber, glass, paper and other web-type products. Our gauging line uses ionizing and non-ionizing technologies, including our proprietary non-ionizing technology called FSIRTM, to perform high-speed, real-time, non-invasive measurements. We also provide process control instruments that monitor nuclear flux inside a reactor helping our nuclear power customers operate their plants in a safe and optimal manner.

Portable Elemental Analysis

Our line of products also include the Thermo Scientific Niton portable XRF analyzers. These portable elemental analyzers are state-of-the-art handheld instruments offering high-performance analysis of metal alloys for positive material identification, scrap metal recycling, quality assurance/quality control (QA/QC) and precious metals analysis, as well as analysis of soils and sediments, environmental monitoring, lead screening in consumer products, lead in paint assessment, geochemical mapping and coatings/plating analysis. The NITON XL3 product platform is designed for the rapid on-site testing of metals for numerous industrial applications, including mining, coatings, precious metals and powder samples.

Process Systems

Our process systems products help oil and gas, refining, steel and other customers optimize their processes. These instruments provide measurements that help improve efficiency, provide process and quality control, maintain regulatory compliance and increase worker safety. For instance, our gas flow computers support custody transfer applications in the production and transmission of natural gas; our Thermo Scientific KRILPROTM nuclear interface level gauge is used in extremely harsh coker applications for petroleum refining;

Financial Statement Index

our Thermo Scientific MOLATM analyzer helps our customers measure moisture in extreme applications like coke used in metal foundries, and our Thermo Scientific PrimaTM line of process mass spectrometers helps our customers detect minute constituents in process gases. These systems provide real-time direct and remote data collection, analysis and local control functions using a variety of technologies, including radiation, radar, ultrasonic and vibration measurement principles, gas chromatography and mass spectrometry. Our Thermo Scientific SOLATM line of products, based on pulsed UV fluorescence technology, is an online sulfur analyzer used by refiners to bring clean fuels to consumers. We have extended the applications for SOLA to include online sulfur detection in the petrochemical environment, including flare gas composition and catalyst protection.

Weighing and Inspection

Our weighing and inspection products serve the food and beverage, pharmaceutical packaging and bulk material handling industries. For the food and beverage and pharmaceutical markets, we provide solutions to help our customers attain safety and quality standards. Based on a variety of technologies, such as X-ray imaging and ultratrace chemical detection, our products are used to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts. For example, our Thermo Scientific APEXTM line of metal detectors uses non-invasive, high-speed, flux technology to inspect packaged products; our Thermo Scientific VersaWeigh™ line of checkweighers is used to weigh packages on high-speed packaging lines; our Thermo Scientific InScanTM line uses X-ray imaging to enable our customers to inspect canned or bottled beverages at very high speeds; and the Thermo Scientific PureAquaTM line provides online-sniffing technology to inspect recycled bottles for traces of contaminants before refilling. We also provide bulk material handling products such as belt scales, flow meters, safety switches and detectors to enable solids-flow-monitoring, level measurements, personnel safety, and spillage prevention for a wide variety of processing applications in the food, minerals, coal, cement and other bulk solids handling markets.

Laboratory Products and Services Segment

Through our Laboratory Products and Services segment, we offer a combination of products and services that allows our customers to engage in their core business functions of research, development, manufacturing, clinical diagnosis and drug discovery more accurately, rapidly and cost effectively. We serve the pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory and healthcare industries. This segment has six principal product groupings – Laboratory Equipment, Laboratory Consumables, Research Market, Healthcare Market, Safety Market and BioPharma Services – and provides products and integrated solutions for various scientific challenges that support many facets of life science research, clinical diagnosis and workplace safety. Specifically, our Laboratory Equipment products consist primarily of sample preparation, controlled environment storage and handling equipment as well as laboratory workstations; our Laboratory Consumables include consumables, tubes and containers for sample preparation, analysis and sample storage. Our Research Market offers a wide variety of proprietary and third-party chemicals, instruments and apparatus, liquid handling pumps and devices, capital equipment and consumables; our Healthcare Market offers proprietary and third-party analytical equipment, diagnostic tools and reagents and consumables; our Safety Market offers proprietary and third-party workplace and first responder equipment, protective gear and apparel; and our BioPharma Services offerings include packaging, warehousing and distribution services, labeling, pharmaceutical and biospecimen storage, and analytical laboratory services primarily in the area of drug discovery and pharmaceutical clinical trials.

In the Research Market, the Fisher Scientific catalog has been published for nearly 100 years and is an internationally recognized scientific supply resource. In the Research, Healthcare and Safety Markets, we publish more than 3 million copies of our various catalogs each year in eight different languages. Our e-commerce product references are showcased by our website, www.fishersci.com, which is a leading e-commerce site supporting the scientific research community. The website contains product content for more than 320,000 products. We maintain an international network of warehouses in our primary markets through which we maintain inventory and coordinate product delivery. With specialized product vaults and temperature controlled storage capacity, we are able to handle the complete range of products we offer to our customers. Our transportation capabilities include our
Financial Statement Index

dedicated fleet of delivery vehicles as well as parcel shipping capabilities that are closely integrated with our third-party parcel carriers. Throughout the product delivery process, we provide our customers with convenient access to comprehensive electronic systems allowing for automated catalog search, product order and invoicing and payment capabilities.

We deliver our products through third-party carriers and our dedicated fleet of delivery vehicles. Third-party carriers include United Parcel Service (UPS), Federal Express, DHL and other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service.

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

We also offer a wide range of centrifuges, which are used to separate biological matrices and inorganic materials. Our microcentrifuges are primarily used for the purification of nucleic acids in the molecular biology laboratory, our general use benchtop centrifuges are suitable for processing clinical samples such as blood and urine, and our floor models are used for large volume blood processing or in laboratories with high-throughput needs. Our super-speed and ultra-speed models are used for applications such as protein purification. Our centrifuges are sold under various product line names including SorvallTM, IECTM and Heraeus.

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

We offer thermal cyclers for the amplification of nucleic acids by polymerase chain reaction (PCR) or reverse transcriptase-PCR (RT-PCR). These are sold under the product line name of HybaidTM.

Our centrifugal vacuum concentrators assist researchers in evaporating organic solvents, acids and buffers from their samples and have a wide range of applications in the preparation of deoxyribonucleic acid (DNA), oligomers, plasmid preparation and the purification of pharmaceutical compounds. Our freeze dryers are used to lyophilize drugs, plants or tissues for long-term room temperature or refrigerated storage often retaining biological activity and the original cellular structure upon re-hydration. These products are sold under the SavantTM and JouanTM product line names.

Financial Statement Index

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

Our biological safety cabinets enable technicians to handle samples without risk to themselves or their environment and without risk of cross-contamination of samples. Equipped with filtered air ventilation, controlled laminar flow and an ultraviolet source, biological safety cabinets can be used for tissue culture, IVF, infectious samples, forensic analysis or bioterrorism research. These products are sold under various product line names including Forma and Heraeus.

We provide a range of steam sterilizers for sterilizing biological samples and laboratory tools that are primarily used by pharmaceutical, clinical and academic customers. These products are sold under the Forma product line name.

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

We are a leading supplier of sample tubes, containers and vessels, in a variety of plastics and glass and in a wide range of volumes for all types of life science, analytical and clinical analysis. Included in this offering are microwell plates ranging from a single well to 1,536 wells for applications ranging from tissue culture to primary and secondary screening in drug discovery. The geometry of the wells, the type of plastic resin, the surface treatments or filtration membrane in the devices vary to serve a number of applications for maximizing cell growth, sample concentration within the well or reduce background fluorescence or non-specific binding. These products are sold under various brand names including NalgeneTM, NuncTM, MBPTM, Capitol VialTM and SamcoTM.

Accurate measurement and dispensing of samples and reagents is critical in a variety of industrial, academic, government, and clinical laboratories. We have a wide variety of single and multiple channel pipetting tools from manual to highly automated, covering a wide volume range. The ergonomics of these devices are important to the comfort of researchers handling numerous samples and pipetting steps on a daily basis. Due to sample cross-contamination concerns, the tips of the pipettes are disposable and a separate tip is used for each sample. These products are sold under various brands and product line names including FinnpipetteTM, MatrixTM, MBP and QSPTM.

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

Healthcare Market products and solutions focus on the collection, transportation and analysis of biological samples. Major product lines include anatomical pathology, molecular diagnostic and cardiac risk management solutions, along with blood collection devices, consumable vials and transportation devices, as well as an extensive portfolio of rapid diagnostic testing devices for drugs-of-abuse testing and diagnosis and monitoring of cancer, endocrine function and cardiovascular, gastrointestinal, nervous system, respiratory and sexually transmitted diseases. The Healthcare Market core product offering also includes high-end diagnostic instruments and equipment together with the reagents used in those instruments and equipment to perform diagnostic tests. Sales in the healthcare market are fueled by the administration and evaluation of diagnostic tests. We believe that the aging population, as well as the increased demand for the development of new specialty diagnostic tests, will result in increased market growth.

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

BioPharma Services

Our BioPharma Services offerings include global services for pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, multi-lingual and specialized labeling and distribution for phase I through phase IV clinical trials, analytical testing, biological-specimen management, as well as specialty pharmaceutical logistics and clinical supply-chain management. Thermo Fisher’s biorepository business provides temperature-controlled repository services for pharmaceutical, biotechnology, university, government, clinical and blood-processing customers. Our biorepository services business stores millions of pharmacological and biospecimen samples at commercial sites in the United States and the United Kingdom. Additional services include inventory management, validation, business continuity, and repository management and transportation capabilities resulting in a complete cold chain sample management solution.

Services are offered throughout the world, with operations in the United States, United Kingdom, Switzerland and Singapore. Expansion of our activities is under way into India, Latin America and China. Most services are offered under the Fisher Clinical ServicesTM, Fisher Bioservices™, Lancaster LaboratoriesTM or Priority Solutions™ brands.

On October 3, 2007, the company’s Laboratory Products and Services segment acquired Priority Solutions International, a leading U.S.-based third-party logistics provider to the pharmaceutical and healthcare industries. The acquisition broadened the segment’s clinical trials management services offerings.

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

Financial Statement Index

During 2007, 2006 and 2005, we spent $239 million, $170 million and $153 million, respectively, on research and development, excluding a charge in 2006 of $15 million for in-process research and development at the date of the merger with Fisher.

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

Backlog

Our backlog of firm orders at year-end 2007 and 2006 was as follows:

(In millions)	2007	2006

Analytical Technologies	$805.0	$717.6
Laboratory Products and Services	476.0	365.8

	$1,281.0	$1,083.4

We believe that virtually all of our backlog at the end of 2007 will be filled during 2008. The increase in backlog in 2007 is principally due to increased demand.

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

Environmental Matters

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation that affects us includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). We are also subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on our operations.

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

Our Fair Lawn and Somerville, New Jersey, facilities are the subject of administrative consent orders issued by the New Jersey Department of Environmental Protection in 1984. Our Rockford, Illinois, facility is subject to a Resource Conservation and Recovery Act (RCRA) corrective action program administered by the Illinois Environmental Protection Agency. We are required to maintain groundwater-remediation activities at these sites. As the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site. This site was listed in 1983 on the National Priority List under CERCLA. Both New Jersey sites are also the subjects of CERCLA National Resources Damages claims.

We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $23 million at December 31, 2007 and were not material prior to the merger with Fisher. The liability for environmental matters associated with Fisher was recorded at the date of merger at its fair value and as such was discounted to its net present value.

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

Financial Statement Index

Number of Employees

As of December 31, 2007, we had approximately 33,000 employees.

Financial Information About Geographic Areas

Financial information about geographic areas is summarized in Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

Available Information

The company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements and other information that issuers, including the company, file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on or through our own website at www.thermofisher.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 81 Wyman Street, Waltham, Massachusetts 02451.

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marijn E. Dekkers	50	President and Chief Executive Officer (2000)
Marc N. Casper	39	Executive Vice President (2001)
Guy Broadbent	44	Senior Vice President (2001)
Seth H. Hoogasian	53	Senior Vice President, General Counsel and Secretary (2001)
Alan J. Malus	48	Senior Vice President (2006)
Alexander G. Stachtiaris	43	Senior Vice President, Global Business Services (2008)
Stephen G. Sheehan	52	Senior Vice President, Human Resources (2003)
Fredric T. Walder	50	Senior Vice President, Commercial Excellence (2006)
Peter M. Wilver	48	Senior Vice President and Chief Financial Officer (2003)
Peter E. Hornstra	48	Vice President and Chief Accounting Officer (2001)

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

Financial Statement Index

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

Mr. Stachtiaris was appointed Senior Vice President, Global Business Services in February 2008. He was Senior Vice President of Finance and Business Operations for the company’s customer channel business from November 2006 to February 2008. Prior to Thermo’s merger with Fisher, Mr. Stachtiaris was vice president of finance and corporate controller for Fisher from February 2004 to November 2006. Prior to joining Fisher, he was the senior vice president of finance for the pharmaceutical distribution business of Cardinal Health from April 2000 to February 2004.

Mr. Sheehan was appointed Senior Vice President, Human Resources in November 2006. He was Vice President, Human Resources from August 2001 to November 2006.

Mr. Walder was appointed Senior Vice President, Customer Excellence in May 2007. He was Senior Vice President, Commercial Excellence from November 2006 to May 2007, President, Environmental Instruments from April to November 2006, and President, Scientific Instruments from December 2002 to April 2006. Mr. Walder joined Thermo in 1992 and has served in a variety of management roles.

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

Financial Statement Index

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

Financial Statement Index

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

Financial Statement Index

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

Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business in 2008 and beyond, resulting in:

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

Financial Statement Index

Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $8.71 billion and $1.33 billion, respectively, as of December 31, 2007. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2007, our international revenues from continuing operations, including export revenues from the United States, accounted for approximately 35% of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2007, currency translation had a favorable effect on revenues of our continuing operations of $241 million due to a weakening of the U.S. dollar relative to other currencies in which the company sells products and services.

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
Financial Statement Index

Risk Factors (continued)

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

Financial Statement Index

Risk Factors (continued)

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

Unforeseen problems with the implementation and maintenance of our information systems at certain of our sites could interfere with our operations. As a part of the effort to upgrade our current information systems, we are implementing new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

Financial Statement Index

Risk Factors (continued)

Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.

As of December 31, 2007, we had approximately $2.20 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $955 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility include a debt-to-EBITDA ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the facility, or any loan or other obligation is outstanding under the facility, or any letter of credit is outstanding under the facility, it will not permit (as the following terms are defined in the facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 3.0 to 1.0.

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

The location and general character of our principal properties by segment as of December 31, 2007, are as follows:

Analytical Technologies

We own approximately 3.7 million square feet of office, engineering, laboratory and production space, principally in New Jersey, Wisconsin, Virginia and California within the U.S., and in Germany, England and Switzerland. We lease approximately 3.9 million square feet of office, engineering, laboratory and production space, principally in Massachusetts, California and Texas within the U.S., and in England, China, Finland, Germany and Australia, under various leases that expire between 2008 and 2022.

Financial Statement Index

Laboratory Products and Services

We own approximately 6.6 million square feet of office, engineering, laboratory and production space, principally in Wisconsin, New York, Pennsylvania, Illinois and North Carolina within the U.S., and in England Germany, Canada, Denmark and France. We lease approximately 4.5 million square feet of office, engineering, laboratory and production space, principally in Pennsylvania, California, Illinois, Maryland and Georgia within the U.S. and in France, Germany and England, under various leases that expire between 2008 and 2039.

Corporate Headquarters

We own approximately 81,000 square feet of office space in Massachusetts. We also own approximately 100,000 square feet of office space in New Hampshire which was the former corporate headquarters of Fisher.

We believe that all of the facilities that we are currently utilizing are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2008 or 2009, we believe that suitable replacement properties are available on commercially reasonable terms.

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

Financial Statement Index

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

No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during our 2007 fourth fiscal quarter.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2007 and 2006, as reported in the consolidated transaction reporting system.

	2007		2006
	High	Low	High	Low

First Quarter	$49.90	$43.60	$37.50	$29.95
Second Quarter	55.25	46.10	41.85	33.85
Third Quarter	58.75	48.71	40.54	34.50
Fourth Quarter	62.02	56.07	46.34	38.57

Holders of Common Stock

As of February 1, 2008, the company had 8,149 holders of record of its common stock. This does not include holdings in street or nominee names.

Dividend Policy

The company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Payment of dividends is at the discretion of the company’s Board of Directors and will depend upon, among other factors, the company’s earnings, capital requirements and financial condition.

Financial Statement Index

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s fourth quarter of 2007 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

September 30 – November 3	841,200	$56.79	841,200	$412.0
November 4 – December 2	4,542,800	56.85	4,542,800	153.7
December 3 – December 31	906,692	56.92	906,692	102.0

Total Fourth Quarter	6,290,692	$56.85	6,290,692	$102.0

(1)
In February 2007, the company announced a repurchase program authorizing the purchase of up to $300 million of the company’s common stock in the open market or in negotiated transactions. On August 9, 2007, the company increased the existing authorization for the purchase of up to an additional $700 million of the company’s common stock in the open market or in negotiated transactions, which expires August 8, 2008. All of the shares of common stock repurchased by the company during the fourth quarter of 2007 were purchased under this program.

Item 6.	Selected Financial Data

(In millions except per share amounts)	2007 (a)	2006 (b)	2005 (c)	2004 (d)	2003 (e)

Statement of Income Data
Revenues	$9,746.4	$3,791.6	$2,633.0	$2,206.0	$1,899.4
Operating Income	974.4	242.0	263.5	237.5	187.4
Income from Continuing Operations	779.6	166.3	198.3	218.4	175.2
Net Income	761.1	168.9	223.2	361.8	200.0
Earnings per Share from Continuing Operations:
Basic	1.85	.85	1.23	1.34	1.08
Diluted	1.76	.82	1.21	1.31	1.05
Earnings per Share:
Basic	1.81	.86	1.38	2.22	1.23
Diluted	1.72	.84	1.36	2.17	1.20

Balance Sheet Data
Working Capital	$1,763.7	$1,507.2	$562.2	$890.9	$710.5
Total Assets	21,207.4	21,262.2	4,251.6	3,576.7	3,389.3
Long-term Obligations	2,045.9	2,180.7	468.6	226.1	229.5
Shareholders’ Equity	14,488.3	13,911.8	2,793.3	2,665.6	2,381.7

Financial Statement Index

The caption “restructuring and other costs” in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition.

(a)
Reflects a $91.4 million pre-tax charge for restructuring and other costs; an after-tax loss of $18.5 million related to the company’s discontinued operations; and the repurchase of $898.0 million of the company’s common stock.

(b)
Reflects completion of the merger with Fisher on November 9, 2006, including issuance of common stock. Also reflects a $123.3 million pre-tax charge for restructuring and other costs; a charge of $36.7 million for acceleration of vesting of stock-based compensation as a result of the Fisher merger; and after-tax income of $2.6 million related to the company’s discontinued operations.

(c)
Reflects a $30.3 million pre-tax charge for restructuring and other costs; $27.6 million of pre-tax net gains from the sale of shares of Thoratec Corporation and Newport Corporation; and after-tax income of $24.9 million related to the company’s discontinued operations. Also reflects use of cash and debt for acquisitions, principally the Kendro Laboratory Products division of SPX Corporation.

(d)
Reflects a $19.2 million pre-tax charge for restructuring and other costs; $9.6 million of pre-tax gains from the sale of shares of Thoratec; $33.8 million of tax benefits recorded on completion of tax audits; after-tax income of $143.5 million related to the company’s discontinued operations; and the repurchase of $231.5 million of the company’s common stock.

(e)
Reflects a $45.3 million pre-tax charge for restructuring and other costs; $16.3 million of pre-tax gains from the sale of shares of Thoratec; $13.7 million of pre-tax gains from the sale of shares of FLIR Systems, Inc. and after-tax income of $24.8 million related to the company’s discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes to Consolidated Financial Statements, which begin on page F-1 of this report.

Thermo Electron Corporation and Fisher Scientific International Inc. completed a merger of the two companies on November 9, 2006 in a tax-free, stock-for-stock exchange. The Fisher businesses are a leading provider of products and services to the scientific research community and clinical laboratories. The Fisher businesses provide a suite of products and services to customers worldwide from biochemicals, cell-culture media and proprietary RNAi technology to rapid-diagnostic tests, safety products and other consumable supplies. Fisher had revenues of $5.4 billion in 2005. Fisher’s results are included in the accompanying financial statements from November 9, 2006. Following the merger, the company was renamed Thermo Fisher Scientific Inc. To assist in year over year comparisons, certain information in the following discussion of the company’s results of operations has been presented on a pro forma basis, as if the two companies had been combined from the beginning of 2006.

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

Financial Statement Index

(Dollars in millions)	2007		2006

Revenues:
Analytical Technologies	$4,256.0	43.7%	$2,425.8	64.0%
Laboratory Products and Services	5,842.2	59.9%	1,406.6	37.1%
Eliminations	(351.8)	(3.6)%	(40.8)	(1.1)%

	$9,746.4	100%	$3,791.6	100%

    Sales in 2007 were $9.75 billion, an increase of $5.95 billion from 2006. Sales increased principally due to the merger with Fisher as well as other acquisitions and, to a lesser extent, increased demand and the favorable effect of currency translation. If the merger with Fisher had occurred on January 1, 2006, revenues would have increased $876 million (10%), over pro forma 2006 revenues. Aside from the effects of acquisitions and divestitures made by both companies and currency translation (discussed in total and by segment below), revenues increased over pro forma 2006 revenues by $507 million due to higher revenues at existing businesses as a result of increased demand, discussed below, and, to a lesser extent, price increases.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2007 and 2006. In addition to the merger with Fisher, the principal acquisitions included La-Pha-Pack, a manufacturer and provider of chromatography consumables and related accessories in December 2007; Priority Solutions International, a third-party provider to the pharmaceutical and healthcare industries in October 2007; NanoDrop Technologies, Inc., a supplier of UV-Vis spectrophotometry and fluorescence scientific instruments in October 2007; Qualigens Fine Chemicals, a chemical manufacturer and supplier in September 2007 and Cohesive Technologies Inc., a provider of advanced sample extraction and liquid chromatography products in December 2006.

In 2007, the company’s operating income and operating income margin were $974 million and 10.0%, respectively, compared with $242 million and 6.4%, respectively, in 2006. (Operating income margin is operating income divided by revenues.) The increase in operating income was due to the Fisher merger and, to a lesser extent, higher profitability at existing businesses resulting from incremental revenues, price increases and productivity improvements and $125 million of pre-tax charges in 2006 associated with the Fisher merger, described below. These increases were offset in part by $400 million of higher amortization expense as a result of acquisition-related intangible assets from the Fisher merger and other acquisitions.

The company’s effective tax rate was 11.5% and 20.6% in 2007 and 2006, respectively. The tax provision in 2007 was favorably affected by a one-time benefit of enacted reductions in tax rates in the United Kingdom, Denmark, Canada and Germany on the company’s deferred tax balances. This benefit totaled $32 million. In addition to the impact of this item, the decrease in the effective tax rate in 2007, compared with 2006, was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an increased U.S. tax credit for foreign taxes, an enhanced tax credit for qualifying U.S. research costs and growth in lower tax regions such as Asia.

Income from continuing operations increased to $780 million in 2007 from $166 million in 2006, primarily due to the items discussed above that increased operating income in 2007 and the one-time tax benefit discussed above, offset in part by higher interest expense, primarily associated with debt assumed in the Fisher merger.

During 2007, the company’s cash flow from operations totaled $1.48 billion, compared with $406 million for 2006. The increase resulted from cash flow from the Fisher businesses and, to a lesser extent, improved cash flow at existing businesses. Cash flow from operations in 2007 and 2006 were net of $78 million and $157 million, respectively, in merger-related operating cash outflows, including severance and retirement benefits as well as transaction costs incurred by Fisher that were paid subsequent to November 9, 2006.

Financial Statement Index

As of December 31, 2007, the company’s outstanding debt totaled $2.20 billion, of which 93% is due in 2010 and thereafter. The company expects that its existing cash and short-term investments of $639 million as of December 31, 2007, and the company’s future cash flow from operations together with available unsecured borrowing capacity of up to $955 million under its existing 5-year revolving credit agreement are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, the company evaluates its estimates, including those related to equity investments, bad debts, sales returns, inventories, business combinations, intangible assets, warranty obligations, income taxes, pension costs, contingencies and litigation, stock-based compensation, restructuring and sale of businesses. The company bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)	Accounts Receivable

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $49 million at December 31, 2007. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

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

The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of the company’s acquisitions is assigned to intangible assets that require that use of significant judgment in determining (i) fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Amortizable intangible assets totaled $5.83 billion at December 31, 2007. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in

Financial Statement Index

cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $8.71 billion and $1.33 billion, respectively, at December 31, 2007. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

(d)	Other Long-Lived Assets

The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $1.67 billion at December 31, 2007, including $1.27 billion of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

Financial Statement Index

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

At the time the company recognizes revenue, it provides for the estimated cost of product warranties based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $51 million at December 31, 2007. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

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

The company operates in numerous countries under many legal forms and, as a result, is subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, currency exchange restrictions or the company’s level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of current and deferred tax balances and hence the company’s net income.

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance with an offset generally to goodwill as most of the tax attributes arose from acquisitions. The company’s tax valuation allowance totaled $197 million at December 31, 2007. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary. The company provides a liability for future income tax payments in the worldwide tax jurisdictions

Financial Statement Index

in which it operates. Accrued income taxes totaled $64 million at December 31, 2007. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company’s tax provision or goodwill would result.

(h)	Contingencies and Litigation

The company records accruals for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, self-insurance and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and or external legal counsel and actuarial estimates. Reserves of Fisher as of the merger date, including environmental reserves, were initially recorded at their fair value and as such were discounted to their net present value. Additionally, we record receivables from third-party insurers when recovery has been determined to be probable.

(i)	Pension and Other Retiree Benefits

Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $19 million in 2007 and the company’s unfunded benefit obligation totaled $170 million at year-end 2007. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $2 million and an increase in the benefit obligation of approximately $97 million.

(j)	Stock-based Compensation

The fair value of each stock option granted by the company is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the company’s stock. The expected lives of grants through 2007 were estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. Thereafter, historical data on exercise patterns will become the basis for determining the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. The company estimates forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.

Financial Statement Index

(k)	Restructuring Costs

The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company’s accrued restructuring costs for abandoned facilities in continuing operations totaled $5 million at December 31, 2007. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

(l)	Assets Held for Sale

The company estimates the expected proceeds from any assets held for sale and, when necessary, records losses to reduce the carrying value of these assets to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

Results of Operations

2007 Compared With 2006

Continuing Operations

Sales in 2007 were $9.75 billion, an increase of $5.95 billion from 2006. Sales increased principally due to the merger with Fisher as well as other acquisitions and, to a lesser extent, increased demand and the favorable effect of currency translation. If the merger with Fisher had occurred on January 1, 2006, revenues would have increased $876 million (10%) over pro forma 2006 revenues, including increases of a) $128 million due to acquisitions made by the combined companies, net of divestitures, b) $241 million due to the favorable effect of currency translation and c) $507 million due to higher revenues at existing businesses as a result of increased demand and, to a lesser extent, price increases. Growth was particularly strong in Asia and, to a lesser extent, North America and more moderate in Europe.

In 2007, operating income and operating income margin were $974 million and 10.0%, respectively, compared with $242 million and 6.4%, respectively, in 2006. The increase in operating income was due to the inclusion of the Fisher businesses for a full year in 2007, $125 million of pre-tax charges associated with the Fisher merger incurred in 2006 and, to a lesser extent, higher profitability at existing businesses resulting from incremental revenues, price increases and productivity improvements. These increases were offset in part by $400 million of higher amortization expense as a result of acquisition-related intangible assets from the Fisher merger and other acquisitions.

Restructuring and other costs were recorded during 2007 and 2006. Restructuring costs in 2007 primarily include merger-related exit costs at existing businesses. The cost of actions at Fisher businesses has been charged to the cost of the acquisition, while the cost of actions at existing businesses being integrated with Fisher is charged to restructuring expense. In 2007, the company recorded restructuring and other costs, net, of $91 million, including $49 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $40 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. The company also recorded $2 million of loss on sale of a small business unit (Note 15). In 2006, the company recorded restructuring and other costs, net, of $123 million, including $78 million of charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition (principally Fisher) and $30 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a charge of $15 million for in-process research and development at Fisher on the merger date. The company has substantially finalized its plan for restructuring actions at Fisher or within existing businesses with which Fisher is being integrated. Such actions have included rationalization of product lines, consolidation of facilities and reductions in staffing levels.

Financial Statement Index

In October 2007, the company decided to undertake closure of a Laboratory Products and Services segment manufacturing facility in France. The operations of the factory will be consolidated with those of existing factories in a phased plan through mid-2009. The company recorded $11 million of charges associated with this action in 2007. The company estimates additional future charges for retention, real estate abandonment, moving costs and accelerated depreciation on assets to be abandoned as a result of this action will total $7 to $9 million, including cash costs of $6 to $8 million, which will be recorded between the first quarter of 2008 and mid-2009, when the facility ceases remaining operations. Also, the company has identified other actions totaling $4 million that will be undertaken in 2008. The restructuring actions initiated in 2007 resulted in annual cost savings beginning in the second half of 2007 and early 2008 of approximately $11 million, principally in the Analytical Technologies segment.

Segment Results

(Dollars in millions)	2007	2006	Change

Revenues:
Analytical Technologies	$4,256.0	$2,425.8	75%
Laboratory Products and Services	5,842.2	1,406.6	315%
Eliminations	(351.8)	(40.8)

Consolidated Revenues	$9,746.4	$3,791.6	157%

Operating Income:
Analytical Technologies	$843.1	$383.7	120%
Laboratory Products and Services	793.8	189.2	320%

Subtotal Reportable Segments	1,636.9	572.9	186%

Cost of Revenues Charges	(49.2)	(77.7)
Restructuring and Other Costs, Net	(42.2)	(45.7)
Amortization of Acquisition-related Intangible Assets	(571.1)	(170.8)
Stock-based Compensation Acceleration Charge	—	(36.7)

Consolidated Operating Income	$974.4	$242.0	303%

The company’s management evaluates segment operating performance using operating income before certain charges to cost of revenues, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; amortization of acquisition-related intangible assets; and charges for the acceleration of stock-based compensation following the merger with Fisher. The company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates comparison of performance for determining compensation (Note 3).

   Analytical Technologies

(Dollars in millions)	2007	2006	Change

Revenues	$4,256.0	$2,425.8	75%

Operating Income Margin	19.8%	15.8%	4.0 pts.

Financial Statement Index

Sales in the Analytical Technologies segment increased $1.83 billion to $4.26 billion in 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $514 million (14%) over pro forma 2006 revenues, including increases of a) $99 million due to acquisitions made by the combined companies, net of divestitures, b) $136 million due to the favorable effect of currency translation and c) $279 million due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. The increase in demand was from life science and industrial customers due in part to strong market response to new products. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments as well as environmental monitoring equipment and, to a lesser extent, process instruments and diagnostic tools.

Operating income margin was 19.8% in 2007 and 15.8% in 2006. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including cost-reduction measures following restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 17.2% in 2006.

   Laboratory Products and Services

(Dollars in millions)	2007	2006	Change

Revenues	$5,842.2	$1,406.6	315%

Operating Income Margin	13.6%	13.5%	0.1 pts.

Sales in the Laboratory Products and Services segment increased $4.44 billion to $5.84 billion in 2007, primarily due to the merger with Fisher and other acquisitions. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $405 million (7%) over pro forma 2006 revenues, including increases of a) $30 million due to acquisitions made by the combined companies, net of divestitures, b) $106 million due to the favorable effect of currency translation and c) $269 million due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. Sales made through the segment’s research market channel, which includes the Fisher catalog, and revenues from the company’s biopharma outsourcing offerings were strong.

Operating income margin increased to 13.6% in 2007 from 13.5% in 2006, primarily due to the price increases and productivity improvements, including restructuring actions, offset in part by inclusion of Fisher revenues, which have a slightly lower operating margin than the company’s legacy laboratory equipment business. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 12.2% in 2006.

Other Expense, Net

The company reported other expense, net, of $93 million and $33 million in 2007 and 2006, respectively (Note 4). Other expense, net, includes interest income, interest expense, gain on investments, net, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income increased to $47 million in 2007 from $16 million in the same period of 2006, primarily due to higher invested cash balances from operating cash flow and, to a lesser extent, increased market interest rates. Interest expense increased to $140 million in 2007 from $52 million in 2006, primarily as a result of debt assumed in the merger with Fisher. In August 2007, the FASB issued proposed guidance on accounting for convertible debt instruments that, if enacted, would increase the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The change would not affect the company’s cash interest payments. There can be no assurance at this time, however, as to the content of any final FASB rules on this topic.

Financial Statement Index

Provision for Income Taxes

The company’s effective tax rate was 11.5% and 20.6% in 2007 and 2006, respectively. The tax provision in 2007 was favorably affected by a one-time benefit of $32 million, discussed below. In addition to the impact of this item, the decrease in the effective tax rate in 2007 compared with 2006 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an increased U.S. tax credit for foreign taxes, an enhanced tax credit for qualifying U.S. research costs, growth in lower tax regions such as Asia and, to a lesser extent, a tax gain in excess of the related book gain on the sale of a product line in 2006.

In 2007, the United Kingdom enacted new tax legislation that will become effective on April 1, 2008, lowering its corporate tax rate. Denmark, Canada and Germany also enacted new tax legislation, with various effective dates, that will reduce the corporate tax rate. As a result of these changes in tax rates, the deferred tax balances of all the company’s entities in these countries have been adjusted to reflect the new tax rates in 2007.

Contingent Liabilities

At year-end 2007, the company was contingently liable with respect to certain legal proceedings and related matters. See “Litigation and Related Contingencies” in Note 11. An unfavorable outcome in one or more of the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for the company’s monetary assets and liabilities in 2008 and for other assets and liabilities in 2009. The company does not expect a material effect on its monetary assets and liabilities from adopting SFAS No. 157 and is currently evaluating the potential impact on its nonmonetary assets and liabilities of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. SFAS No. 159 is effective for the company beginning January 1, 2008. The company does not expect a material effect from adoption of this standard.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R, among other aspects, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective for the company in 2009. The company is currently evaluating the impact of adoption.

Financial Statement Index

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be reclassified as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for the company in 2009. The company does not expect a material effect from adoption of this standard.

Discontinued Operations

Subsequent to the 2006 acquisition of GV Instruments Limited (GVI), the UK Office of Fair Trading (OFT) commenced an investigation of the transaction to determine whether it qualified for consideration under the UK Enterprise Act. On December 15, 2006, the OFT referred the transaction to the UK Competition Commission for further investigation under the Enterprise Act to determine whether the transaction had resulted in, or may be expected to result in, a substantial lessening of competition within any market in the UK for goods or services, particularly gas isotope ratio mass spectrometers (Gas IRMS), thermal ionization mass spectrometers (TIMS) and multicollector inductively coupled plasma mass spectrometers. The Competition Commission published its final report on May 30, 2007, concluding that the company’s acquisition of GVI would lead to a substantial lessening of competition in the UK in the markets for Gas IRMS and TIMS products. The Competition Commission has further concluded that a divestiture remedy was appropriate and has therefore required the company to divest of either GVI as a whole, or its Gas IRMS and TIMS assets (which together comprise the majority of the business), to purchasers approved by the Competition Commission. As a result of this divestiture requirement the company recorded after-tax impairment charges in 2007 totaling $29 million. The loss primarily represents non-cash charges to reduce the carrying value of the business to estimated disposal value. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In February 2008, the company completed the sale of GVI’s two principal product lines that required divestiture.

Aside from the impairment loss related to the divestiture of GVI, the company had after-tax gains of $10 million in 2007 from discontinued operations, primarily from the receipt of additional proceeds from the sale of a business in 2000 and a revision to the company’s estimate of loss from litigation related to a divested business.

The company had after-tax gains of $2 million in 2006 from the disposal of discontinued operations. The gains represent additional proceeds from the sale of several businesses prior to 2004, net of a charge for the settlement of an indemnification claim that arose from a divested business.

2006 Compared With 2005

Continuing Operations

Sales in 2006 were $3.79 billion, an increase of $1.16 billion (44%) from 2005. Sales increased $978 million due to acquisitions (principally Fisher), net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $18 million in 2006. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $163 million (6%) primarily due to increased demand and, to a lesser extent, price increases, as described by segment below. Growth was strong in Asia and Europe and moderate in North America.

In 2006, operating income and operating income margin were $242 million and 6.4%, respectively, compared with $263 million and 10.0%, respectively, in 2005. The decrease in operating income and operating income margin was due to $125 million of pre-tax charges associated with the Fisher merger and $93 million of higher amortization expense, principally due to the Fisher merger. The $125 million of charges includes $73 million of charges to cost of revenues for the sale of inventories revalued at the date of the merger, $37 million of accelerated stock-based compensation due to a change in control occurring at the merger date and $15 million of in-process research and development at Fisher on the date of the merger. The unfavorable effect of these items was offset in part by the inclusion of Fisher’s results from November 9, 2006, through the end of the year and higher profitability at existing businesses due to increased revenue, productivity improvements, including lower costs following restructuring actions and, to a lesser extent, price increases.

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

Segment Results

(Dollars in millions)	2006	2005	Change

Revenues:
Analytical Technologies	$2,425.8	$2,006.7	21%
Laboratory Products and Services	1,406.6	626.3	125%
Eliminations	(40.8)	—

Consolidated Revenues	$3,791.6	$2,633.0	44%

Operating Income:
Analytical Technologies	$383.7	$284.7	35%
Laboratory Products and Services	189.2	86.6	119%
Other	—	0.1

Subtotal Reportable Segments	572.9	371.4	54%

Cost of Revenues Charges	(77.7)	(13.4)
Restructuring and Other Costs, Net	(45.7)	(16.9)
Amortization of Acquisition-related Intangible Assets	(170.8)	(77.6)
Stock-based Compensation Acceleration Charge	(36.7)	—

Consolidated Operating Income	$242.0	$263.5	(8)%

   Analytical Technologies

(Dollars in millions)	2006	2005	Change

Revenues	$2,425.8	$2,006.7	21%

Operating Income Margin	15.8%	14.2%	1.6 pts.

Sales in the Analytical Technologies segment increased $419 million to $2.43 billion in 2006. Sales increased $249 million due to the Fisher merger and other acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $10 million in 2006. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $160 million (8%) due to higher broad-based demand from life science and industrial customers combined with strong market

Financial Statement Index

response to new products and, to a lesser extent, price increases. Growth was particularly strong in sales of mass spectrometry and spectroscopy instruments and, to a lesser extent, anatomical pathology products and equipment sold in commodity markets such as steel, petroleum and cement.

Operating income margin was 15.8% in 2006 and 14.2% in 2005. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including cost-reduction measures following restructuring actions. Had stock option compensation been recorded as expense in 2005, the operating income margin in 2005 would have been 13.4%.

   Laboratory Products and Services

(Dollars in millions)	2006	2005	Change

Revenues	$1,406.6	$626.3	125%

Operating Income Margin	13.5%	13.8%	(0.3) pts.

Sales in the Laboratory Products and Services segment increased $780 million to $1.41 billion in 2006. Sales increased $769 million due to the Fisher merger and other acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $8 million in 2006. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $3 million due to an increase in demand for laboratory equipment.

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

Provision for Income Taxes

The company’s effective tax rate was 20.6% and 30.6% in 2006 and 2005, respectively. The decrease in the effective tax rate in 2006, compared with 2005, was primarily due to geographic changes in profits, in particular lower income in the United States due to charges associated with the Fisher merger, partially offset by non-deductible merger related costs. The provision for income taxes in 2005 includes $4 million for the estimated effect of a tax audit of prior years in a non-U.S. country. The effect of this charge increased the effective tax rate in 2005 by 1.5 percentage points.

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

An after-tax gain of $17 million arose from the September 2005 sale of the company’s point of care and rapid diagnostics business for $53 million in cash. Revenues and pre-tax loss of the divested business totaled $30 million and $1 million, respectively, in 2004 and revenues and pre-tax income totaled $27 million and $1 million, respectively, in 2005 through the date of sale. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In addition to the sale of this business, the company had after-tax gains aggregating $8 million in 2005 representing additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments, and the settlement of litigation and an arbitration award related to divested businesses.

Liquidity and Capital Resources

Consolidated working capital was $1.76 billion at December 31, 2007, compared with $1.51 billion at December 31, 2006. The increase was primarily due to a reduction in short-term borrowings. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $639 million at December 31, 2007, compared with $691 million at December 31, 2006.

2007

Cash provided by operating activities was $1.48 billion during 2007. Cash payments for income taxes, net of refunds, totaled $125 million in 2007. The company did not make significant U.S. estimated tax payments in 2007, primarily due to tax deductions for merger-related stock-based compensation and net operating loss carryforwards. The company expects to make tax payments of approximately $325 to $375 million in 2008. The company made $78 million of merger related payments in 2007, which reduced operating cash. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $40 million during 2007.

In connection with restructuring actions undertaken by continuing operations, the company had accrued $19 million for restructuring costs at December 31, 2007. The company expects to pay approximately $14 million of this amount for severance, retention and other costs, primarily through 2009. The balance of $5 million will be paid for lease obligations over the remaining terms of the leases, with approximately 23% to be paid through 2008 and the remainder through 2013. In addition, at December 31, 2007, the company had accrued $10 million for acquisition expenses. Accrued acquisition expenses included $4 million of severance and relocation obligations, which the company expects to pay primarily during 2008. The remaining balance primarily represents abandoned-facility payments that will be paid over the remaining terms of the leases through 2010.

During 2007, the primary investing activities of the company’s continuing operations, excluding available-for-sale investment activities, were acquisitions and the purchase of property, plant and equipment. The company expended $497 million on acquisitions and $176 million for purchases of property, plant and equipment. The company collected a note receivable from Newport Corporation totaling $48 million and had proceeds from the sale of property, plant and equipment of $19 million, principally real estate. The company’s discontinued operations provided cash of $31 million from investing activities, principally the sale of Genevac Limited.

Financial Statement Index

The company’s financing activities used $929 million of cash during 2007, principally for the repayment of $464 million of short-term debt and the repurchase of $898 million of the company’s common stock, offset in part by proceeds of stock option exercises. The company had proceeds of $345 million from the exercise of employee stock options and $97 million of tax benefits from the exercise of stock options. In February 2007, the Board of Directors authorized the repurchase of up to $300 million of the company’s common stock through February 28, 2008. On August 9, 2007, the Board of Directors authorized the repurchase of an additional $700 million of the company’s common stock through August 8, 2008. At December 31, 2007, $102 million was available for future repurchases of the company’s common stock under the August 8, 2008 Board authorization.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2008, such expenditures will approximate $230 to $250 million.

The company believes that its existing resources, including cash and investments, future cash flow from operations and available borrowings under its existing revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

2006

Cash provided by operating activities was $406 million during 2006, including $407 million provided by continuing operations. A reduction in current liabilities used cash of $80 million, primarily as a result of merger-related payments made following completion of the transaction totaling $157 million, including executive severance and retirement benefits, and transaction costs incurred by Fisher, offset in part by an increase in other accrued expenses. Cash of $32 million was provided by collections on accounts receivable. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $30 million during 2006.

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

2005

Cash provided by operating activities was $271 million during 2005, including $273 million provided by continuing operations and $2 million used by discontinued operations. Cash of $42 million was provided by an increase in other current liabilities, primarily accrued payroll and benefits due to the timing of payments, and deferred revenue, pending completion of obligations to customers. Income tax payments of approximately $13 million arose from taxes on gains on the sale of investments. The company contributed $11 million of funding to a U.K. pension plan in June 2005. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $20 million in 2005.

Financial Statement Index

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

Off-Balance Sheet Arrangements

The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2005 - 2007 except for letters of credit, bank guarantees, surety bonds and other guarantees disclosed in the table below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $12 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold. The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

Financial Statement Index

Contractual Obligations and Other Commercial Commitments

The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2007.

	Payments Due by Period or Expiration of Commitment
(In millions)	2008	2009 and 2010	2011 and 2012	2013 and Thereafter	Total

Contractual Obligations and Other Commercial Commitments:
Debt principal, including short term debt (a)	$147.8	$2.5	$0.6	$2,036.3	$2,187.2
Interest (b)	103.1	189.4	188.9	609.9	1,091.3
Capital lease obligations	1.5	3.0	2.9	0.6	8.0
Operating lease obligations	91.3	135.0	82.8	83.1	392.2
Unconditional purchase obligations (c)	137.4	13.3	0.9	—	151.6
Letters of credit and bank guarantees	89.8	7.9	0.3	0.5	98.5
Surety bonds and other guarantees	19.2	2.0	8.5	—	29.7
Pension obligations on balance sheet	33.3	46.2	50.6	64.8	194.9
Asset retirement obligations	5.9	4.5	4.6	16.3	31.3
Other (d)	11.0	—	—	—	11.0

	$640.3	$403.8	$340.1	$2,811.5	$4,195.7

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.
(b)	For the purpose of this calculation, amounts assume interest rates on floating rate obligations remain unchanged from levels at December 31, 2007, throughout the life of the obligation.
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

Reserves for unrecognized tax benefits of $79 million have not been included in the above table due to the inability to predict the timing of tax audit resolutions.

The company has no material commitments for purchases of property, plant and equipment but expects that for 2008, such expenditures for its existing business will approximate $230 to $250 million.

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

The company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Item 1. Business – Environmental Matters for a discussion of these liabilities.

Financial Statement Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates, currency exchange rates and equity prices, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. Additionally, the company uses short-term forward contracts to manage certain exposures to currencies. The company enters into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than its subsidiaries’ local currencies. The company does not engage in extensive currency hedging activities; however, the purpose of the company’s currency hedging activities is to protect the company’s local currency cash flows related to these commitments from fluctuations in currency exchange rates. The company’s forward currency-exchange contracts principally hedge transactions denominated in euros, U.S. dollars, British pounds sterling, Canadian dollars and Australian dollars. Income and losses arising from forward contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative currency agreements.

Interest Rates

Certain of the company’s short-term available-for-sale investments and long-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase or issuance of the financial instrument. A 10% decrease in year-end 2007 and 2006 market interest rates would result in a net negative impact to the company of $181 million and $84 million, respectively, on the net fair value of its interest-sensitive financial instruments.

In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments. A 100-basis-point increase in 90-day LIBOR at December 31, 2007 and 2006, would increase the company’s annual pre-tax interest expense by $4.7 million and $9 million, respectively.

Currency Exchange Rates

The company views its investment in international subsidiaries with a functional currency other than the company’s reporting currency as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in euros, British pounds sterling and Japanese yen. The effect of a change in currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. A 10% depreciation in year-end 2007 and 2006 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $297 million and $324 million, respectively.

The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% appreciation in year-end 2007 and 2006 currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $22 million and $7 million, respectively. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2007 and 2006 currency exchange rates applied to such cash balances would result in a negative impact of $26 million and $5 million, respectively, on the company’s net income.

Financial Statement Index

Equity Prices

The company’s available-for-sale investment portfolio includes equity securities that are sensitive to fluctuations in price. In addition, the company’s convertible obligations are sensitive to fluctuations in the price of the company’s common stock. Changes in equity prices would result in changes in the fair value of the company’s available-for-sale investments and convertible obligations due to the difference between the current market price and the market price at the date of purchase or issuance of the financial instrument. A 10% increase in year-end 2007 and 2006 market equity prices would reduce the fair value of the company’s convertible obligations by $184 million and $128 million, respectively.

Item 8.	Financial Statements and Supplementary Data

This data is submitted as a separate section to this report. See Item 15 “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on this evaluation, the company’s chief executive officer and chief financial officer concluded that, as of December 31, 2007, the company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2007 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2007, the company’s internal control over financial reporting was effective.

The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Financial Statement Index

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2008 Definitive Proxy Statement) and is incorporated in this report by reference.

The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.

The information with respect to Section 16(a) beneficial ownership reporting compliance required by this Item will be contained in our 2008 Definitive Proxy Statement and is incorporated in this report by reference.

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item will be contained in our 2008 Definitive Proxy Statement and is incorporated in this report by reference. Copies of the audit committee charter, as well as the charters for the compensation committee and nominating and corporate governance committee, are available on our website at www.thermofisher.com. Paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 81 Wyman Street, Waltham, Massachusetts 02451.

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

The information required by this Item will be contained in our 2008 Definitive Proxy Statement and is incorporated in this report by reference.

Financial Statement Index

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our 2008 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be contained in our 2008 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in our 2008 Definitive Proxy Statement and is incorporated in this report by reference.

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

Date: February 29, 2008	THERMO FISHER SCIENTIFIC INC.

By: /s/ Marijn E. Dekkers
Marijn E. Dekkers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 29, 2008.

Signature	Title

By: /s/ Marijn E. Dekkers Marijn E. Dekkers	President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Jim P. Manzi Jim P. Manzi	Chairman of the Board and Director

By: /s/ Peter M. Wilver Peter M. Wilver	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ Peter E. Hornstra Peter E. Hornstra	Vice President and Chief Accounting Officer (Principal Accounting Officer)

By: /s/ Michael A. Bell Michael A. Bell	Director

By: /s/ Stephen P. Kaufman Stephen P. Kaufman	Director

By: /s/ Bruce L. Koepfgen Bruce L. Koepfgen	Director

By: /s/ Peter J. Manning Peter J. Manning	Director

By: /s/ Michael E. Porter Michael E. Porter	Director

By: /s/ Scott M. Sperling Scott M. Sperling	Director

By: /s/ Elaine S. Ullian Elaine S. Ullian	Director

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

3.3	Bylaws of the Company, as amended and effective as of November 15, 2007.

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

10.2
Thermo Fisher Scientific Inc. Deferred Compensation Plan for Directors of the Registrant, as amended and restated on September 12, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1-8002] and incorporated in this document by reference).

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

10.5
Thermo Fisher Scientific Equity Incentive Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.6
Thermo Fisher Scientific 2001 Equity Incentive Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.7
Thermo Fisher Scientific Employees’ Equity Incentive Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.8
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

Each of the plans listed in Exhibits 10.9 to 10.16 originally provided for the grant of options to acquire the shares of the Registrant’s formerly majority-owned subsidiaries. In connection with the reorganization of the Registrant commenced in 1999, all of the Registrant’s formerly majority-owned subsidiaries were taken private and as a result, these plans were frozen and all of the options originally granted under the plans ultimately became options to purchase shares of Common Stock of the Registrant.

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

10.11
Equity Incentive Plan of Thermedics Detection Inc. (filed as Exhibit 10.7 to Thermedics Detection’s Registration Statement on Form S-1 [File No. 333-19199] and incorporated in this document by reference). (Thermedics Detection merged with Thermedics on April 12, 2000, and Thermedics merged with Thermo Electron on June 30, 2000.)

10.12
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

10.13
Amended and Restated Equity Incentive Plan of Thermo Optek Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Thermo Optek for the quarter ended July 3, 1999 [File No. 1-11757] and incorporated in this document by reference). Thermo Optek merged with Thermo Instrument on May 11, 2000, and Thermo Instrument merged with Thermo Electron on June 30, 2000.)

10.14
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

10.16
2000 Spectra-Physics Lasers, Inc. Stock Incentive Plan (filed as Exhibit 10.1 to Spectra-Physics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-23461] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)

10.17
Description of Amendments to Certain Stock Option Plans made in February 2002 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).

10.18
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).

10.19
Amended and Restated Employment Agreement between the Registrant and Marijn Dekkers (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2002 [File No. 1-8002] and incorporated in this document by reference).

10.20
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).

10.21
Form of Executive Change in Control Retention Agreement dated November 19, 2003, between the Registrant and its executive officers (other than Marijn Dekkers) and certain other key employees (filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.22
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

10.23
Form of Executive Change in Control Retention Agreement dated November 9, 2006 between the Registrant and certain persons who became executives on or after November 9, 2006 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.24
Form of Executive Severance Agreement dated November 19, 2003, between the Registrant and its executive officers (other than Marijn Dekkers) and certain other key employees (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.25
Amendment No. 1 to Executive Severance Agreement with Marc Casper, dated as of November 9, 2006 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.26
Amendment No. 1 to Executive Severance Agreement with Guy Broadbent, dated as of November 9, 2006 (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.27
Stock Option Agreement dated December 12, 2003, by and between the Registrant and Jim Manzi (filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.28
Letter Agreement dated February 11, 2004, between the Registrant and Marijn Dekkers (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).

10.29
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

10.30
Letter Agreement dated February 25, 2005, between the Registrant and Marijn Dekkers (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).

10.31
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under certain of the Registrant’s equity incentive plans to officers and directors of the Registrant (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 2, 2005 [File No. 1-8002] and incorporated herein by reference).

10.32
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

10.33
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

10.34
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity incentive plans to Marijn Dekkers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 2, 2005 [File No. 1-8002] and incorporated in this document by reference).

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

10.37
Stock Option Agreement dated November 9, 2006 with Guy Broadbent (filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.38
Form of Thermo Electron Corporation Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant’s equity incentive plans to Marijn Dekkers (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed March 2, 2005 [File No. 1-8002] and incorporated in this document by reference).

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

10.40
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

10.41
Restricted Stock Agreement dated February 27, 2006, by and between the Registrant and Guy Broadbent (filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [File No. 1-8002] and incorporated in this document by reference).

10.42
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

10.44
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Agreement for use in connection with the grant of performance restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to the officers of the Registrant (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.45
Summary of Thermo Fisher Scientific Inc. Annual Director Compensation (filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.46
Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.47
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended for awards granted on or after November 9, 2006 (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.48
Letter Agreement dated November 17, 2005 between the Registrant and Marijn Dekkers (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.49
Letter Agreement dated February 27, 2006, between the Registrant and Marijn Dekkers filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.50
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).

10.51
Summary of 2007 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed March 1, 2007 [File No. 1-8002] in the first two paragraphs under heading “2007 Executive Compensation Matters” and incorporated herein by reference).

10.52
Marijn Dekkers Waiver Letter, dated as of May 7, 2006 (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed May 11, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.53
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file No. 1-8002] and incorporated in this document by reference).

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.54
Noncompetition Agreement between the Registrant and Marc Casper, dated as of November 9, 2006 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.55
Noncompetition Agreement between the Registrant and Guy Broadbent, dated as of November 9, 2006 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [file No. 1-8002] and incorporated in this document by reference).

10.56
Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.11 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [file No. 1-10920] and incorporated in this document by reference).

10.57
First Amendment to the Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [file No. 1-10920] and incorporated in this document by reference).

10.58
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [file No. 1-10920] and incorporated in this document by reference).

10.59
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.60
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [file No. 1-10920] and incorporated in this document by reference).

10.61
Fisher Scientific International Inc. 2001 Equity and Incentive Plan, effective as of May 16, 2001 (filed as Annex I to Fisher Scientific International Inc.’s definitive proxy statement filed April 12, 2001 [file No. 1-10920] and incorporated in this document by reference).

10.62
Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2001 Equity and Incentive Plan) (filed as Exhibit 10.1 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004 [file No. 1-10920] and incorporated in this document by reference).

10.63
Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options – Fisher Scientific International Inc. 2003 Equity and Incentive Plan) (filed as Exhibit 10.2 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004 [file No. 1-10920] and incorporated in this document by reference).

10.64
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

10.65
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005 (filed as Exhibit A to Fisher Scientific International Inc.’s definitive proxy statement filed April 4, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.66
Form of 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed June 10, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.67
Form of Performance Based Restricted Stock Unit Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed December 19, 2005 [file No. 1-10920] and incorporated in this document by reference).

10.68
Description of Amendments made in November 2006 to certain Fisher Scientific International Inc. Restricted Stock Unit Awards (filed as Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.69
Thermo Fisher Scientific Inc. 2005 Deferred Compensation Plan, dated October 22, 2007, for amounts deferred after December 31, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended September 29, 2007 [File No. 1-8002] and incorporated in this document by reference).

10.70	Executive Change in Control Retention Agreement dated as of November 9, 2006, between the Registrant and Alex Stachtiaris.

10.71	Fisher Scientific International Inc. Severance Plan for Key Employees.

10.72	Notice of Participation in the Fisher Scientific International Inc. Severance Plan for Key Employees (Alex Stachtiaris).

10.73	Notice of Participation in the Fisher Scientific International Inc. Severance Plan for Key Employees (Alan Malus).

10.74	Letter Agreement with Alan Malus dated November 9, 2006.

10.75	Description of Amendments to certain Stock Option Plans made in February 2008.

10.76	Amendment dated February 27, 2008 to Thermo Fisher Scientific Equity Incentive Plan, as amended and restated as of November 9, 2006.

10.77	Amendment dated February 27, 2008 to Thermo Fisher Scientific Employees Equity Incentive Plan, as amended and restated as of November 9, 2006.

10.78	Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. Directors Stock Option Plan, as amended and restated as of November 9, 2006.

10.79	Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006.

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.80	Amendment dated February 27, 2008 to Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended and restated on November 9, 2006.

10.81	Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2001 Equity Incentive Plan, as amended and restated on November 9, 2006.

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_______________________
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

THERMO FISHER SCIENTIFIC INC.

ANNUAL REPORT ON FORM 10-K
INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

            The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

            The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 5(a):

Schedule II – Valuation and Qualifying Accounts	F-67

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2008

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In millions except per share amounts)	2007	2006	2005

Revenues (Notes 1 and 3)	$9,746.4	$3,791.6	$2,633.0

Costs and Operating Expenses:
Cost of revenues (Note 15)	5,942.0	2,223.5	1,438.1
Selling, general and administrative expenses	2,549.1	1,110.2	761.7
Research and development expenses	238.7	170.2	152.8
Restructuring and other costs, net (Note 15)	42.2	45.7	16.9

	8,772.0	3,549.6	2,369.5

Operating Income	974.4	242.0	263.5
Other Income (Expense), Net (Note 4)	(93.1)	(32.6)	22.4

Income from Continuing Operations Before Provision for Income Taxes	881.3	209.4	285.9
Provision for Income Taxes (Note 6)	(101.7)	(43.1)	(87.6)

Income from Continuing Operations	779.6	166.3	198.3
Income from Discontinued Operations (net of income tax provision of $0.2 in 2006; Note 16)	—	0.5	—
(Loss) Gain on Disposal of Discontinued Operations, Net (includes income tax provision of $4.2 in 2007, net of income tax provision of $1.1 in 2006 and $16.3 in 2005; Note 16)	(18.5)	2.1	24.9

Net Income	$761.1	$168.9	$223.2

Earnings per Share from Continuing Operations (Note 7)
Basic	$1.85	$.85	$1.23
Diluted	$1.76	$.82	$1.21

Earnings per Share (Note 7)
Basic	$1.81	$.86	$1.38
Diluted	$1.72	$.84	$1.36

Weighted Average Shares (Note 7)
Basic	421.5	196.1	161.6
Diluted	443.7	203.7	165.3

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(In millions)	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$625.1	$667.4
Short-term investments, at quoted market value (Note 9)	14.1	23.8
Accounts receivable, less allowances of $49.5 and $45.0	1,450.0	1,392.7
Inventories	1,169.9	1,164.5
Deferred tax assets (Note 6)	195.8	209.2
Other current assets	210.4	201.9

	3,665.3	3,659.5

Property, Plant and Equipment, at Cost, Net	1,267.4	1,256.7

Acquisition-related Intangible Assets, Net (Note 2)	7,157.8	7,511.6

Other Assets	403.7	309.4

Goodwill (Note 2)	8,713.2	8,525.0

	$21,207.4	$21,262.2

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET – (Continued)

	December 31,
(In millions except share amounts)	2007	2006

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 10)	$149.3	$483.3
Accounts payable	676.9	630.8
Accrued payroll and employee benefits	295.1	253.3
Accrued income taxes	64.2	60.3
Deferred revenue	128.5	121.3
Other accrued expenses (Notes 2, 15 and 16)	587.6	603.3

	1,901.6	2,152.3

Deferred Income Taxes (Note 6)	2,279.9	2,557.5

Other Long-term Liabilities (Note 5)	491.7	459.9

Long-term Obligations (Note 10)	2,045.9	2,180.7

Commitments and Contingencies (Note 11)

Shareholders’ Equity (Notes 5 and 12):
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 439,340,851 and 424,420,292 shares issued	439.3	424.2
Capital in excess of par value	12,283.4	11,810.4
Retained earnings	2,534.5	1,773.4
Treasury stock at cost, 24,102,880 and 7,635,184 shares	(1,157.3)	(246.4)
Accumulated other comprehensive items (Note 8)	388.4	150.2

	14,488.3	13,911.8

	$21,207.4	$21,262.2

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In millions)	2007	2006	2005

Operating Activities
Net income	$761.1	$168.9	$223.2
Income from discontinued operations (Note 16)	—	(0.5)	—
Loss (Gain) on disposal of discontinued operations, net (Note 16)	18.5	(2.1)	(24.9)

Income from continuing operations	779.6	166.3	198.3

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	756.8	240.7	123.2
Non-cash restructuring and other costs, net (Note 15)	1.9	17.4	1.7
Change in deferred income taxes	(90.8)	(73.6)	(5.4)
Loss (gain) on investments, net (Notes 4 and 9)	9.0	(0.7)	(35.3)
Non-cash equity compensation (Note 5)	51.1	69.4	2.8
Non-cash charges for the sale of inventories revalued at the date of acquisition	48.3	74.7	12.8
Tax benefits from exercised stock options	(96.8)	(17.4)	—
Other non-cash expenses, net	50.5	12.9	5.4
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(10.0)	32.1	(63.9)
Inventories	(14.0)	7.9	6.3
Other current assets	(13.9)	(3.2)	(4.2)
Accounts payable	6.9	11.1	6.7
Other current liabilities	60.8	(79.8)	41.5
Contributions to retirement plans	(54.2)	(50.3)	(17.1)

Net cash provided by continuing operations	1,485.2	407.5	272.8
Net cash used in discontinued operations	(1.7)	(1.8)	(1.9)

Net cash provided by operating activities	1,483.5	405.7	270.9

Investing Activities
Cash acquired in Fisher merger, net of transaction costs (Note 2)	—	359.9	—
Acquisitions, net of cash acquired (Note 2)	(497.1)	(132.0)	(933.2)
Refund of acquisition purchase price (Note 2)	4.6	—	—
Proceeds from sale of available-for-sale investments (Note 4)	7.7	155.6	363.7
Purchases of available-for-sale investments	(8.1)	(87.8)	(231.9)
Proceeds from maturities of available-for-sale investments	—	1.9	0.1
Purchases of property, plant and equipment	(175.5)	(76.8)	(43.6)
Proceeds from sale of property, plant and equipment	19.2	5.8	16.2
Distribution from retirement trust to fund disbursements	25.6	39.9	—
Proceeds from sale of product lines and businesses, net of cash divested (Note 2)	—	8.6	5.7
Collection of notes receivable	48.2	2.8	—
(Increase) decrease in other assets	(41.9)	0.7	3.9

Net cash provided by (used in) continuing operations	(617.3)	278.6	(819.1)
Net cash provided by discontinued operations	31.3	4.8	65.6

Net cash provided by (used in) investing activities	$(586.0)	$283.4	$(753.5)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS – (Continued)

	Year Ended December 31,
(In millions)	2007	2006	2005

Financing Activities
Redemption and repayment of long-term obligations (Note 10)	$(9.4)	$(334.6)	$(0.2)
(Decrease) increase in short-term notes payable	(463.5)	176.8	119.0
Net proceeds from issuance of long-term debt	—	—	246.9
Borrowings under short-term bridge financing agreements	—	—	570.0
Repayment of bridge financing agreement	—	—	(570.0)
Purchases of company common stock	(898.0)	(300.0)	—
Net proceeds from issuance of company common stock (Note 5)	345.4	180.3	27.2
Tax benefits from exercised stock options (Note 5)	96.8	17.4	—
Other	—	—	(2.0)

Net cash provided by (used in) financing activities	(928.7)	(260.1)	390.9

Exchange Rate Effect on Cash of Continuing Operations	(11.1)	24.1	(20.9)

(Decrease) Increase in Cash and Cash Equivalents	(42.3)	453.1	(112.6)
Cash and Cash Equivalents at Beginning of Year	667.4	214.3	326.9

Cash and Cash Equivalents at End of Year	$625.1	$667.4	$214.3

See Note 14 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
AND SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In millions except share amounts)	2007	2006	2005

Comprehensive Income
Net Income	$761.1	$168.9	$223.2

Other Comprehensive Items (Note 8):
Currency translation adjustment	200.9	118.6	(105.0)
Unrealized gains on available-for-sale investments, net of reclassification adjustment and net of tax	1.5	—	15.3
Unrealized gains (losses) on hedging instruments, net of tax	0.3	0.2	(1.9)
Pension and other postretirement benefit liability adjustments, net of tax	35.5	(1.0)	(13.5)

	238.2	117.8	(105.1)

	$999.3	$286.7	$118.1

Shareholders’ Equity
Common Stock, $1 Par Value:
Balance at beginning of year (424,240,292; 181,817,452 and 179,818,648 shares)	$424.2	$181.8	$179.8
Issuance of shares for merger with Fisher (251,164,572 shares)	—	251.2	—
Issuance of shares for conversion of debt (9,536 and 1,668,141 shares)	—	1.7	—
Retirement of treasury shares (20,000,000 shares)	—	(20.0)	—
Issuance of stock under employees’ and directors’ stock plans (15,091,023; 9,590,127 and 1,998,804 shares)	15.1	9.5	2.0

Balance at end of year (439,340,851; 424,240,292 and 181,817,452 shares)	439.3	424.2	181.8

Capital in Excess of Par Value:
Balance at beginning of year	11,810.4	1,421.3	1,381.4
Elimination of deferred compensation (Note 5)	—	(3.8)	—
Issuance of equity for merger with Fisher	—	10,028.9	—
Fair value of Fisher convertible debt allocable to equity	—	546.8	—
Issuance of shares for conversion of debt	0.4	68.0	—
Retirement of treasury shares	—	(500.4)	—
Activity under employees’ and directors’ stock plans	316.6	162.8	33.3
Equity compensation (Note 5)	56.9	69.4	—
Tax benefit related to employees’ and directors’ stock plans	99.1	17.4	6.6

Balance at end of year	12,283.4	11,810.4	1,421.3

Retained Earnings:
Balance at beginning of year	1,773.4	1,604.5	1,381.3
Net income	761.1	168.9	223.2

Balance at end of year	$2,534.5	$1,773.4	$1,604.5

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
AND SHAREHOLDERS’ EQUITY – (Continued)

	Year Ended December 31,
(In millions except share amounts)	2007	2006	2005

Treasury Stock:
Balance at beginning of year (7,635,184; 19,335,163 and 19,269,245 shares)	$(246.4)	$(437.7)	$(435.8)
Purchases of company common stock (16,370,945 and 7,881,113 shares)	(898.0)	(300.0)	—
Retirement of treasury shares (20,000,000 shares)	—	520.4	—
Activity under employees’ and directors’ stock plans (96,751; 418,908 and 65,918 shares)	(12.9)	(29.1)	(1.9)

Balance at end of year (24,102,880; 7,635,184 and 19,335,163 shares)	(1,157.3)	(246.4)	(437.7)

Deferred Compensation (Note 5):
Balance at beginning of year	—	(3.8)	(2.5)
Elimination of deferred compensation	—	3.8	—
Awards under employees’ stock plans	—	—	(4.1)
Amortization of deferred compensation	—	—	2.8

Balance at end of year	—	—	(3.8)

Accumulated Other Comprehensive Items (Note 8):
Balance at beginning of year	150.2	27.2	161.4
Initial impact upon adoption of SFAS No. 158, net of taxes	—	5.2	—
Other comprehensive items	238.2	117.8	(134.2)

Balance at end of year	388.4	150.2	27.2

	$14,488.3	$13,911.8	$2,793.3

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

Principles of Consolidation

On November 9, 2006, the company completed a merger with Fisher Scientific International Inc. (Fisher). Fisher’s accounts and results are included in the accompanying financial statements from that date (Note 2). The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Revenue Recognition and Accounts Receivable

Revenue is recognized after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or delivery or completion of services. If customer-specific acceptance criteria exist, the company recognizes revenue after demonstrating adherence to the acceptance criteria. The company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. When a portion of the customer’s payment is not due until installation or acceptance, the company defers that portion of the revenue until completion of installation or acceptance has been obtained. Revenues for training are deferred until the service is completed. Revenues for extended service contracts are recognized ratably over the contract period. Provisions for discounts, warranties, rebates to customers, returns and other adjustments are provided for in the period the related sales are recorded.

The company recognizes revenue from the sale of software. License fee revenues relate primarily to sales of perpetual licenses to end-users and are recognized when a formal agreement exists, the license fee is fixed and determinable, delivery of the software has occurred and collection is probable. Software arrangements with customers often include multiple elements, including software products, maintenance and support. The company recognizes software license fees based on the residual method after all elements have either been delivered or vendor specific objective evidence (VSOE) of fair value exists for such undelivered elements. In the event VSOE is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract, which is generally a period of one year. VSOE of fair value of software maintenance and support is determined based on the price charged for the maintenance and support when sold separately. Revenues from training and consulting services are recognized as services are performed, based on VSOE, which is determined by reference to the price customers pay when the services are sold separately.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2007 balance sheet will be recognized within one year.

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

(In millions)

Balance at December 31, 2005	$33.4
Provision charged to income	41.3
Usage	(36.6)
Acquisitions	5.6
Adjustments to previously provided warranties, net	(0.5)
Other, net (a)	2.3

Balance at December 31, 2006	45.5
Provision charged to income	40.5
Usage	(38.3)
Acquisitions	0.6
Adjustments to previously provided warranties, net	(0.5)
Other, net (a)	2.8

Balance at December 31, 2007	$50.6

(a)	Primarily represents the effects of currency translation.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

In July 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. Refer to Note 6 for more information regarding the company’s adoption of FIN 48.

Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share has been computed in 2005 and 2006 assuming the conversion of the company’s 3.25% Subordinated Convertible Debentures and the elimination of the related interest expense, and for all periods using the treasury stock method for the remaining convertible obligations, warrants and the exercise of stock options, as well as their related income tax effects (Note 7). Substantially all of the company’s 3.25% Subordinated Convertible Debentures were converted to common stock in December 2006 and the remainder was redeemed in early January 2007.

Cash and Cash Equivalents

Cash equivalents consists principally of money market funds, commercial paper and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Investments

The company’s marketable equity and debt securities that are part of its cash management activities are considered short-term investments in the accompanying balance sheet. Such securities principally represent available-for-sale investments. In addition, the company owns marketable equity securities that represent less than 20% ownership and for which the company does not have the ability to exert significant influence. Such investments are also considered available-for-sale. All available-for-sale securities are carried at market value, with the difference between cost and market value, net of related tax effects, recorded in the “Accumulated other comprehensive items” component of shareholders’ equity (Notes 8 and 9). Decreases in market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment, and the company assesses the need to write down the carrying amount of the investments to market value through other income (expense), net, in the accompanying statement of income (Note 4).

The company has securities held in a rabbi trust for a legacy Fisher supplemental non-qualified executive retirement program, as more fully described in Note 5 – Employee Benefit Plans. These securities had a fair market value of approximately $7 million and $33 million at December 31, 2007 and 2006, respectively. The assets held in the rabbi trust are comprised of 1% cash and cash equivalents, 51% debt securities and 48% equity securities at December 31, 2007.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Other investments for which there is not a readily determinable market value are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investment accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2007 and 2006, the company had cost method investments with carrying amounts of $8.0 million and $9.6 million, respectively, which are included in other assets.

Inventories

Inventories are valued at the lower of cost or market, cost being determined principally by the first-in, first-out (FIFO) method with certain of the company’s subsidiaries utilizing the last-in, first-out (LIFO) method. The company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. In addition, the company has certain inventory that is subject to fluctuating market pricing. The company assesses the carrying value of this inventory based on a lower of cost or market analysis. The company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in cost of revenues in the accompanying statement of income. The components of inventories are as follows:

	December 31,
(In millions)	2007	2006

Raw Materials	$316.5	$307.7
Work in Progress	118.4	121.7
Finished Goods	735.0	735.1

	$1,169.9	$1,164.5

The value of inventory maintained using the LIFO method was $175.6 million and $177.3 million at December 31, 2007 and 2006, respectively, which approximated estimated replacement cost.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 25 to 40 years; machinery and equipment, 3 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and only the resulting gain or loss is reflected in the accompanying statement of income. Property, plant and equipment consists of the following:

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

	December 31,
(In millions)	2007	2006

Land	$140.0	$146.5
Buildings and Improvements	536.1	506.2
Machinery, Equipment and Leasehold Improvements	1,040.4	880.3

	1,716.5	1,533.0
Less: Accumulated Depreciation and Amortization	449.1	276.3

	$1,267.4	$1,256.7

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $185.7 million, $69.9 million and $45.6 million in 2007, 2006 and 2005, respectively.

Acquisition-related Intangible Assets

Acquisition-related intangible assets include the costs of acquired product technology, patents, tradenames and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 20 years. In addition, the company has tradenames that it acquired in the merger with Fisher that have indefinite lives and which are not amortized. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate they may be impaired. Acquisition-related intangible assets are as follows:

(In millions)	Gross	Accumulated Amortization	Net

2007
Definite Lives:
Customer relationships	$4,844.1	$(567.7)	$4,276.4
Product technology	1,088.3	(210.2)	878.1
Tradenames	743.4	(80.1)	663.3
Patents	20.1	(15.9)	4.2
Other	12.8	(3.9)	8.9

	6,708.7	(877.8)	5,830.9
Indefinite Lives:
Tradenames	1,326.9	—	1,326.9

	$8,035.6	$(877.8)	$7,157.8

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

(In millions)	Gross	Accumulated Amortization	Net

2006
Definite Lives:
Customer relationships	$4,732.7	$(184.4)	$4,548.3
Product technology	1,009.6	(64.0)	945.6
Tradenames	696.4	(12.1)	684.3
Patents	18.2	(14.2)	4.0
Other	4.2	(1.7)	2.5

	6,461.1	(276.4)	6,184.7
Indefinite Lives:
Tradenames	1,326.9	—	1,326.9

	$7,788.0	$(276.4)	$7,511.6

The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2008	$626.5
2009	552.9
2010	490.2
2011	454.9
2012	448.2
2013 and thereafter	3,258.2

$5,830.9

Amortization of acquisition-related intangible assets was $571.1 million, $170.8 million and $77.6 million in 2007, 2006 and 2005, respectively.

Other Assets

Other assets in the accompanying balance sheet include deferred tax assets, insurance recovery receivables related to product liability matters, notes receivable, cash surrender value of life insurance, deferred debt expense, capitalized catalog costs, cost-method investments, investments in joint ventures and other assets.

In May and July 2007, the company contributed businesses with annualized third-party revenues and net assets of $43 million and $101 million, respectively, to newly formed joint ventures with third parties. The joint ventures were formed to combine the company’s capabilities with those of businesses contributed by the respective joint venture partners in the fields of integrated response technology services and disposable laboratory glass products. The company owns 49% - 50% of the joint ventures and, following the formation of these entities, no longer consolidates the results of the subsidiaries that were contributed but instead records its pro rata share of the joint ventures’ results in other income (expense), net, in the accompanying statement of income, using the equity method of accounting. The results of the joint ventures were not material from their formation through December 31, 2007.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

The company completed annual tests for impairment at December 31, 2007 and 2006, and determined that goodwill was not impaired. The company used an income approach to determine the fair value of its reporting units.

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Total

Balance at December 31, 2005	$1,092.3	$873.9	$1,966.2
Acquisitions	2,121.1	4,396.3	6,517.4
Finalization of purchase price allocation for Kendro	—	(13.0)	(13.0)
Write off due to sale of businesses	(6.8)	—	(6.8)
Currency translation	40.9	19.1	60.0
Other	0.8	0.4	1.2

Balance at December 31, 2006	3,248.3	5,276.7	8,525.0
Acquisitions	88.7	165.7	254.4
Finalization of purchase price allocation for Fisher and Cohesive (Note 2)	(68.4)	120.6	52.2
Tax benefits from exercise of stock options	(21.0)	(46.8)	(67.8)
Write off due to planned sale of business (Note 16)	(15.0)	—	(15.0)
Contribution of businesses to joint ventures	—	(41.5)	(41.5)
Currency translation	9.0	0.9	9.9
Other	(7.2)	3.2	(4.0)

Balance at December 31, 2007	$3,234.4	$5,478.8	$8,713.2

Asset Retirement Obligations

The company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of SFAS No. 143.” The company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and
Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as interest expense. At December 31, 2007 and 2006, the company had recorded asset retirement obligations of $31.3 million and $22.9 million, respectively.

Accounts Payable

The company, in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” reclassifies net book overdrafts to accounts payable at period end. Amounts reclassified to accounts payable totaled $83.9 million and $97.2 million at December 31, 2007 and 2006, respectively. Bank overdrafts of $3.9 million at December 31, 2006, were reclassified to short-term debt.

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

Advertising

The company expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized on a straight-line basis over its expected period of future benefit, generally two years. The company has capitalized advertising costs of $11.2 million and $14.4 million at December 31, 2007 and 2006, respectively, included in other assets in the accompanying balance sheet. Direct-response advertising consists of external catalog production and mailing costs, and amortization begins on the date the catalogs are first mailed. Advertising expense, which following the merger with Fisher includes amortization of capitalized direct-response advertising, as described above, was $76.0 million, $57.8 million and $36.0 million in 2007, 2006 and 2005, respectively. Included in advertising expense was catalog amortization of $12.7 million and $2.0 million for 2007 and 2006, respectively.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

The company uses forward currency-exchange contracts primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair-value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in Euros, U.S. dollars, British pounds sterling, Canadian dollars and Australian dollars. The company enters into these currency-exchange contracts to hedge anticipated product purchases and sales and assets and liabilities arising in the normal course of business, principally accounts receivable and intercompany loans. Accordingly, the hedges are not speculative in nature. As part of the company’s overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some operating units hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using exchange contracts that have maturities of 12 months or less. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

The company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses and, for cash-flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in earnings in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair-value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency losses and gains on the underlying exposure being hedged. Cash flows resulting from currency-exchange contracts qualifying as cash-flow hedges are recorded in the accompanying statement of cash flows in the same category as the item being hedged. At December 31, 2007, the company did not have any deferred gains or losses relating to forward currency-exchange contracts. The ineffective portion of the gain or loss on derivative instruments is recorded in other income (expense), net, in the accompanying statement of income and is not material for the three years presented.

The company entered into an interest rate swap agreement in 2005 in connection with debt issued for the Kendro acquisition (Note 10).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for the company’s monetary assets and liabilities in 2008 and for other assets and liabilities in 2009. The company does not expect a material effect on its monetary assets and liabilities from adopting SFAS No. 157 and is currently evaluating the potential impact on its nonmonetary assets and liabilities of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. SFAS No. 159 is effective for the company beginning January 1, 2008. The company does not expect a material effect from adoption of this standard.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective for the company in 2009. The company is currently evaluating the impact of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be reclassified as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for the company in 2009. The company does not expect a material effect from adoption of this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The company is required to recognize as a component of other comprehensive income, net of tax, the actuarial (gains) losses and prior service costs (credits) that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income will be adjusted as these amounts are later recognized in income as components of net periodic benefit cost. SFAS No. 158 was effective for the company as of December 31, 2006. The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 was as follows:

(In millions)	Before Application of SFAS No. 158	Effect of Adopting SFAS No. 158	After Application of SFAS No. 158

Other Assets	$295.1	$14.3	$309.4
Total Assets	21,247.9	14.3	21,262.2
Accrued Payroll and Employee Benefits	224.1	29.2	253.3
Total Current Liabilities	2,123.1	29.2	2,152.3
Deferred Income Taxes	2,553.4	4.1	2,557.5
Other Long-Term Liabilities	484.1	(24.2)	459.9
Total Liabilities	7,341.3	9.1	7,350.4
Accumulated Other Comprehensive Items	145.0	5.2	150.2
Total Shareholders’ Equity	13,906.6	5.2	13,911.8

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Mergers, Acquisitions and Dispositions

2007 Acquisitions

In September 2007, the company’s Laboratory Products and Services segment acquired Qualigens Fine Chemicals, a division of GlaxoSmithKline Pharmaceuticals Ltd. based in Mumbai, India. Qualigens is India’s largest chemical manufacturer and supplier, serving customers in a variety of industries including pharmaceutical, petrochemical and food and beverage. The purchase price totaled $59 million. The acquisition provided an established business in a fast-growing region to extend the company’s reach. Revenues of Qualigens totaled $24 million in 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $25 million was allocated to goodwill, none of which is tax deductible.

In October 2007, the company’s Laboratory Products and Services segment acquired Priority Solutions International, a U.S.-based leading third-party logistics provider to the pharmaceutical and healthcare industries. The purchase price totaled $165 million, net of cash acquired. The acquisition broadened the segment’s clinical trials management services offerings. Revenues of Priority Solutions totaled $96 million in 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $113 million was allocated to goodwill, $37 million of which is tax deductible.

In October 2007, the company’s Analytical Technologies segment acquired NanoDrop Technologies, Inc., a U.S.-based supplier of UV-Vis spectrophotometry and fluorescence scientific instruments to the life sciences and pharmaceutical industries. The purchase price totaled $148 million, net of cash acquired and including a deferred payment of $8.3 million due in 2009, a post-closing adjustment of $1.5 million due in 2008 and contingent consideration of $10 million based on 2007 operating results which was earned and accrued as an obligation at December 31, 2007 through an increase to goodwill. The purchase agreement calls for up to $20 million of additional contingent consideration, of which $10 million is based upon the achievement of specified operating results in 2008 and $10 million is based on the successful approval of certain pending patent applications. The acquisition broadened the segment’s technology offerings. Revenues of NanoDrop totaled $27 million in 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $77 million was allocated to goodwill, all of which is tax deductible.

In December 2007, the company’s Laboratory Products and Services segment acquired La-Pha-Pack, a European-based manufacturer and provider of chromatography consumables and related accessories. The purchase price totaled $46 million, net of cash acquired, plus up to $4 million of additional contingent consideration based upon the achievement of specified operating results in 2008. The acquisition broadened the segment’s chromatography consumables offerings and expanded its geographic coverage in Europe. Revenues of La-Pha-Pack totaled $21 million in 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $8 million was allocated to goodwill, none of which is tax deductible.

In addition to the acquisitions described above, in 2007 the Analytical Technologies segment acquired a distributor of mass spectrometry, chromatography and surface science instruments, a manufacturer of high performance liquid chromatography pumps and software, a manufacturer of electrostatic discharge products, the intellectual property of a diagnostics business and the assets of a water testing business. The Laboratory Products and Services segment acquired a provider of test, measurement and process control instruments, an independent test and research laboratory, a developer of liquid handling pipette tips and a cell culture product line. The total aggregate consideration was $88 million, net of cash acquired. The company also paid transaction costs and post-closing and contingent purchase price adjustments aggregating $11 million in 2007 for various acquisitions completed prior to 2007. The company obtained a refund of $5 million in 2007 related to a post-closing adjustment for a 2006 acquisition.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Mergers, Acquisitions and Dispositions (continued)

2006 Merger with Fisher Scientific International Inc.

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

Under the terms of the agreement, Fisher shareholders received two shares of company common stock for each share of Fisher common stock they owned. Based on the average closing price for the two trading days before and after the announcement date of $38.93 per share, this exchange represented a value of $77.86 per Fisher share, or an aggregate equity value of $10.28 billion. The company also assumed Fisher’s debt ($2.28 billion). The merger enabled the two companies to broaden their customer offerings to include a full range of analytical instruments, equipment, reagents and consumables, software and services for research, analysis, discovery and diagnostics.

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

The purchase price exceeded the fair value of the acquired net assets, and accordingly, $6.50 billion was allocated to goodwill, approximately $450 million of which is deductible for tax purposes.

The company allocated $15 million of the purchase price for Fisher to in-process research and development, which represents the estimated fair value at November 9, 2006 related to in-process projects that had not yet reached technological feasibility and had no alternative future uses as of the date of the merger. The company recorded as expense the value attributable to these projects at the date of the merger.

The company uses the income approach to determine the fair values of its purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. In determining the value of the in-process projects, the company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and life science technology investment risk factors. The company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the projects.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Mergers, Acquisitions and Dispositions (continued)

2006 Acquisitions

In December 2006, the company’s Analytical Technologies segment acquired Cohesive Technologies Inc., a Massachusetts-based provider of advanced sample extraction and liquid chromatography products. The purchase price totaled $71 million in cash, net of cash acquired. Cohesive had revenues of $14 million in 2006 through the date of acquisition. The acquisition of Cohesive enabled the segment to broaden its in-line sample preparation capabilities. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $33 million was allocated to goodwill, none of which is tax deductible.

In addition to these acquisitions, the company acquired a manufacturer of polymer web gauging products, a provider of isotope ratio mass spectrometry instuments and a small manufacturer of on-line elemental analyzer products, as well as a product line and a small distributor, for aggregate consideration of $58 million.

2005 Acquisitions

In March 2005, the Analytical Technologies segment acquired Niton LLC, a Massachusetts-based provider of portable X-ray analyzers to the metals, petrochemical and environmental markets for $43 million in cash, net of cash acquired and including $2 million of subsequent contingent purchase price payments based on the achievement of post-acquisition results The acquisition of Niton enabled the segment to expand its X-ray products to include a portable line. Niton’s revenues in 2004 totaled $36 million. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $17 million was allocated to goodwill, all of which is tax deductible.

In April 2005, the company’s Analytical Technologies segment completed the acquisition of Rupprecht and Patashnick Co., Inc. (R&P), a New York-based provider of continuous particulate monitoring instrumentation for the ambient air, emissions monitoring and industrial hygiene markets for $31 million in cash, net of cash acquired. The acquisition of R&P enabled the segment to broaden its air monitoring product offerings. R&P’s revenues totaled $17 million in 2004. The agreement calls for payment of 7% of specified product sales in 2008 and 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $16 million was allocated to goodwill, none of which is tax deductible.

In May 2005, the company’s Laboratory Products and Services segment acquired the Kendro Laboratory Products division of SPX Corporation for $837 million, net of cash acquired, including transaction costs. Kendro designs, manufactures, markets and services, on a global basis, a wide range of laboratory equipment for sample preparation, processing and storage, used primarily in life sciences and drug discovery laboratories as well as clinical laboratories. The acquisition of Kendro broadened the segment’s product offerings and access to customers. Kendro’s revenues were $371 million in 2004. The purchase price exceeded the fair value of the acquired assets and, accordingly, $453 million was allocated to goodwill, approximately $185 million of which is tax deductible.

The company obtained short-term bridge financing, which permitted it to borrow $570 million to partially fund the purchase price of Kendro. The company used existing cash balances to fund the remainder of the purchase price. Subsequently, the company used a combination of short- and long-term debt instruments to refinance the bridge loan (Note 10).

In August 2005, the company’s Analytical Technologies segment acquired Ionalytics Corporation, a Canada-based provider of a dynamic ion-filtering device used with mass spectrometers in bioanalysis, proteomics and drug discovery for $25 million, net of cash acquired. The acquisition of Ionalytics enabled the segment to broaden its mass spectrometry product offerings. Ionalytics did not have

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Mergers, Acquisitions and Dispositions (continued)

material revenues in 2004 as its focus was on commercially introducing its principal product to market. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $7 million was allocated to goodwill, all of which is tax deductible.

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

The components of the preliminary purchase price allocation for 2007 acquisitions are as follows:

(In millions)	Qualigens	Priority	NanoDrop	La-Pha-Pack	Other	Total

Purchase Price:
Cash paid (a)	$59.0	$166.4	$129.6	$46.9	$90.0	$491.9
Purchase price payable	—	—	19.8	—	—	19.8
Cash acquired	—	(1.9)	(1.3)	(0.9)	(2.2)	(6.3)

	$59.0	$164.5	$148.1	$46.0	$87.8	$505.4

Allocation:
Current assets	$10.7	$17.0	$7.9	$11.8	$19.9	$67.3
Property, plant and equipment	0.1	4.7	0.2	3.6	6.0	14.6
Customer relationships	22.7	44.0	23.6	33.9	26.0	150.2
Product technology	—	—	39.5	0.6	16.9	57.0
Tradenames and other	2.5	23.1	1.8	4.2	6.2	37.8
Goodwill	25.1	113.1	77.4	8.1	30.7	254.4
Liabilities assumed	(2.1)	(37.4)	(2.3)	(16.2)	(17.9)	(75.9)

	$59.0	$164.5	$148.1	$46.0	$87.8	$505.4

(a)	Includes transaction costs.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Mergers, Acquisitions and Dispositions (continued)

The weighted-average amortization periods for the customer relationships, product technology and tradenames acquired in 2007 are 7 years, 8 years and 11 years, respectively. The weighted-average amortization period for all intangible assets acquired in 2007 is 8 years.

During 2007, the company refined estimates recorded in the fourth quarter of 2006 of acquisition-related intangible assets related to the November 2006 merger with Fisher Scientific International Inc. and the December 2006 acquisition of Cohesive Technologies Inc. and finalized the valuation of such intangible assets. The purchase price allocation for Fisher, as revised, is as follows:

(In millions)

Purchase Price:
Fair Value of Common Stock Issued to Fisher Shareholders	$9,777.8
Fair Value of Fisher Stock Options and Warrants Converted into Options in Company Common Stock	502.3
Debt Assumed	2,284.7
Cash Paid Including Transaction Costs	37.5	(a)
Cash Acquired	(392.0)

	$12,210.3

Allocation:
Current assets	$1,928.9
Property, plant and equipment	949.4
Acquired intangible assets	7,048.8
Goodwill	6,500.6
Other assets	357.1
Liabilities assumed	(4,027.7)
Fair value of convertible debt allocable to equity	(546.8)

	$12,210.3

(a)  Of the transaction costs, $32.1 million were paid in 2006 and the remainder was paid in 2007.

The acquired intangible assets from the merger with Fisher are as follows:

(In millions)

Indefinite Lives:
Trademarks	$1,326.9

Definite Lives:
Customer relationships	4,262.3
Product technology	827.5
Tradenames	632.1

$7,048.8

The weighted-average amortization periods for intangible assets with definite lives are: 14 years for customer relationships, 9 years for product technology and 10 years for tradenames. The weighted-average amortization period for all intangible assets with definite lives in the above table is 13 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Mergers, Acquisitions and Dispositions (continued)

The components of the purchase price allocation for the company’s 2006 acquisitions, as revised in 2007 for finalization of the purchase price allocation, are as follows:

(In millions)	Cohesive	Other	Total

Purchase Price:
Cash paid (a)	$71.2	$59.5	$130.7
Cash acquired	(0.3)	(1.8)	(2.1)

	$70.9	$57.7	$128.6

Allocation:
Current assets	$5.6	$19.7	$25.3
Property, plant and equipment	1.0	1.2	2.2
Customer relationships	19.0	16.4	35.4
Product technology	14.6	12.4	27.0
Tradenames	3.4	—	3.4
Goodwill	32.8	42.5	75.3
Other assets	—	2.4	2.4
Liabilities assumed	(5.5)	(36.9)	(42.4)

	$70.9	$57.7	$128.6
(a)	Includes transaction costs, subsequent payments of contingent consideration and cash settlements of post-closing adjustments.

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

The components of the purchase price allocation for 2005 acquisitions, as revised in 2006 for finalization of the purchase price allocation, are as follows:

(In millions)	Niton	R&P	Kendro	Ionalytics	Total

Purchase Price:
Cash paid (a)	$43.7	$32.8	$839.8	$27.0	$943.3
Cash acquired	(0.8)	(1.8)	(2.7)	(2.3)	(7.6)

	$42.9	$31.0	$837.1	$24.7	$935.7

Allocation:
Current assets	$13.2	$6.8	$123.0	$0.6	$143.6
Property, plant and equipment	2.2	0.4	62.3	0.2	65.1
Customer Relationships	11.4	12.9	287.4	—	311.7
Product Technology	6.3	2.9	43.0	18.3	70.5
Goodwill	17.4	15.5	453.2	6.8	492.9
Other assets	0.2	—	2.5	—	2.7
Liabilities assumed	(7.8)	(7.5)	(134.3)	(1.2)	(150.8)

	$42.9	$31.0	$837.1	$24.7	$935.7

(a)	Includes acquisition expenses, subsequent payments of contingent consideration and cash settlements of post-closing adjustments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Mergers, Acquisitions and Dispositions (continued)

The weighted-average amortization periods for intangible assets acquired in 2005 are: 5 years for customer relationships and 6 years for product technology. The weighted-average amortization period for all intangible assets acquired in 2005 is approximately 5 years.

In November 2006, the company merged with Fisher. Had the merger with Fisher been completed as of the beginning of 2005, the company’s pro forma results for 2006 and 2005 would have been as follows:

(In millions except per share amounts)	2006	2005 (a)

Revenues	$8,870	$8,075

Net Income	$411	$211

Earnings per Share from Continuing Operations:
Basic	$.99	$.46
Diluted	$.96	$.45

Earnings Per Share:
Basic	$1.00	$.52
Diluted	$.96	$.50

(a)
Includes $121 million pre-tax charge to cost of revenues for the sale of Fisher inventories revalued at the date of merger, $15 million pre-tax charge for Fisher’s in-process research and development and $37 million pre-tax charge for accelerated vesting of stock-based awards resulting from the change in control occurring at the date of the Fisher merger.

The company’s results would not have been materially different from its reported results had the company’s other acquisitions occurred at the beginning of 2006 or 2005.

Restructuring Activities at Acquired Businesses

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Mergers, Acquisitions and Dispositions (continued)

The changes in accrued acquisition expenses for acquisitions completed prior to 2007 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2004	$3.2	$5.9	$0.1	$9.2
Reserved established	3.6	0.3	0.1	4.0
Payments	(3.7)	(0.1)	—	(3.8)
Decrease recorded as a reduction in goodwill	—	(2.1)	(0.1)	(2.2)
Currency translation	(0.5)	(0.5)	—	(1.0)

Balance at December 31, 2005	2.6	3.5	0.1	6.2
Reserved established	30.0	3.5	1.9	35.4
Payments	(3.5)	(1.4)	(0.1)	(5.0)
Decrease recorded as a reduction in goodwill	(1.3)	(0.2)	(0.5)	(2.0)
Divestiture of product line	—	(0.2)	—	(0.2)
Currency translation	0.5	0.5	—	1.0

Balance at December 31, 2006	28.3	5.7	1.4	35.4
Reserved established	8.9	3.8	1.6	14.3
Payments	(34.7)	(1.7)	(1.1)	(37.5)
Decrease recorded as a reduction in goodwill	(0.4)	(0.6)	—	(1.0)
Reserves reclassified to long-term asset retirement obligations	—	(2.0)	—	(2.0)
Currency translation	0.2	0.1	—	0.3

Balance at December 31, 2007	$2.3	$5.3	$1.9	$9.5

The remaining amounts accrued for pre-2007 acquisitions include severance and facility obligations for various facility consolidations, primarily related to the company’s merger with Fisher. The amounts captioned as “other” primarily represent employee relocation, contract termination and other exit costs. The severance and other costs are expected to be paid in 2008. The abandoned facilities costs are expected to be paid over the remaining term of the leases through 2010.

Dispositions

The company sold a small business for nominal proceeds in 2007 and recorded a loss of $2 million. The company sold non-core businesses and product lines for net cash proceeds of $9 million and $6 million in 2006 and 2005, respectively, and recorded $0.6 million and $0.3 million of pre-tax gains in 2006 and 2005, respectively, which are included in restructuring and other costs, net, in the accompanying statement of income. The company sold its point of care and rapid diagnostics business in 2005 (Note 16).

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

The company’s management evaluates operating segment performance based on operating income before certain charges to cost of revenues, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; amortization of acquisition-related intangible assets; and charges for the acceleration of stock-based compensation following the merger with Fisher. The company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates comparison of performance for determining compensation.

Business Segment Information

(In millions)	2007	2006	2005

Revenues:
Analytical Technologies	$4,256.0	$2,425.8	$2,006.7
Laboratory Products and Services	5,842.2	1,406.6	626.3
Eliminations	(351.8)	(40.8)	—

Consolidated revenues	$9,746.4	$3,791.6	$2,633.0

Operating Income:
Analytical Technologies (a)	$843.1	$383.7	$284.7
Laboratory Products and Services (a)	793.8	189.2	86.6
Other	—	—	0.1

Subtotal reportable segments (a)	1,636.9	572.9	371.4

Cost of revenues charges	(49.2)	(77.7)	(13.4)
Restructuring and other costs, net	(42.2)	(45.7)	(16.9)
Amortization of acquisition-related intangible assets	(571.1)	(170.8)	(77.6)
Stock-based compensation acceleration charge	—	(36.7)	—

Consolidated operating income (c)	974.4	242.0	263.5
Other income (expense), net (b)	(93.1)	(32.6)	22.4

Income from continuing operations before provision for income taxes	$881.3	$209.4	$285.9

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Business Segment and Geographical Information (continued)

(In millions)	2007	2006	2005

Total Assets:
Analytical Technologies	$8,209.5	$8,305.5	$2,614.6
Laboratory Products and Services	12,487.8	12,536.1	1,626.8
Corporate/Other (d)	510.1	420.6	10.2

Consolidated total assets	$21,207.4	$21,262.2	$4,251.6

Amortization:
Analytical Technologies	$221.3	$56.6	$24.0
Laboratory Products and Services	349.8	114.2	53.6

Consolidated amortization	$571.1	$170.8	$77.6

Depreciation:
Analytical Technologies	$83.5	$36.6	$29.7
Laboratory Products and Services	102.2	33.3	15.9

Consolidated depreciation	$185.7	$69.9	$45.6

Capital Expenditures (e):
Analytical Technologies	$89.4	$47.9	$29.8
Laboratory Products and Services	77.8	24.1	13.9
Corporate/Other	8.3	4.8	2.3

Consolidated capital expenditures	$175.5	$76.8	$46.0

Geographical Information

(In millions)	2007	2006	2005

Revenues (f):
United States	$6,784.4	$2,359.0	$1,566.8
Germany	974.1	641.8	463.9
England	980.8	416.6	324.9
Other	2,478.0	1,201.5	1,228.4
Transfers among geographical areas (g)	(1,470.9)	(827.3)	(951.0)

	$9,746.4	$3,791.6	$2,633.0

Long-lived Assets (h):
United States	$712.0	$800.7	$130.2
Germany	100.0	84.3	64.1
England	172.7	145.3	21.6
Other	282.7	226.4	64.8

	$1,267.4	$1,256.7	$280.7

Export Sales Included in United States Revenues Above (i)	$477.5	$304.6	$469.9

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Business Segment and Geographical Information (continued)

(a)
Represents operating income before certain charges to cost of revenues; restructuring and other costs, net; amortization of acquisition-related intangibles; and stock-based compensation acceleration expense.

(b)
The company does not allocate other income (expense), net to its segments. Other income (expense), net includes $27.6 million of income in 2005, primarily related to the sale of the company’s investments in Thoratec and Newport (Note 4).

(c)	Had stock option expense been recorded in 2005, consolidated operating income on a pro forma basis would have been lower by $20.9 million.
(d)
Total assets for corporate in 2006 include $32.9 million of assets of discontinued operations. Corporate assets consist primarily of cash and cash equivalents, short-term investments and property and equipment at the company’s corporate office.

(e)	Includes non-cash additions in 2005 of $2.4 million associated with asset retirement obligations.
(f)	Revenues are attributed to countries based on selling location.
(g)	Transfers among geographical areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(h)	Includes property, plant and equipment, net.
(i)	In general, export revenues are denominated in U.S. dollars.

Note 4.	Other Income (Expense), Net

The components of other income (expense), net, in the accompanying statement of income are as follows:

(In millions)	2007	2006	2005

Interest Income	$46.5	$16.4	$11.5
Interest Expense (Note 10)	(139.8)	(51.9)	(26.7)
(Loss) Gain on Investments, Net (Note 9)	(9.0)	0.7	35.3
Equity in Earnings of Unconsolidated Subsidiaries	2.6	1.8	0.2
Other Items, Net	6.6	0.4	2.1

	$(93.1)	$(32.6)	$22.4

The company acquired 5,660,000 shares of Nanogen Inc. as a result of the Fisher merger. In December 2007, the company recorded a loss of $8.9 million on the investment in Nanogen for other than temporary impairment following a decline in the quoted fair market value of the shares that occurred between April and December 2007.

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

As a result of the divestiture of Thermo Cardiosystems Inc. in 2001, the company acquired shares of Thoratec Corporation. The company sold 4,436,000 shares of Thoratec common stock during 2005 and realized gains of $28.9 million. At December 31, 2005, the company no longer owned shares of Thoratec.

Gain (loss) on investments, net, also includes portfolio gains from the company’s day-to-day investing activities. In addition to gains from the sale of available-for-sale investments, $1.5 million of gains arose in 2005 from the sale of investments that had been classified as Other Assets.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans

Stock-based Compensation Plans

The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options, stock bonus shares or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or in limited circumstances, by the company’s option committee, which consists of its chief executive officer. Options granted prior to July 2000 under these plans vested over 0-10 years and had terms ranging from 3-12 years. Options granted in or after July 2000 under these plans generally vested over 3-5 years with terms of 7-10 years, assuming continued employment with certain exceptions. The company practice is to grant options at fair market value. The company also has a directors’ stock option plan that provides for the annual grant of stock options of the company to outside directors. These options generally vest over three years, assuming continued service on the board, and expire seven years after the date of grant. The company generally issues new shares of its common stock to satisfy option exercises. The merger with Fisher resulted in a change in control and consequently, the vesting of substantially all of Thermo Electron’s option and restricted stock awards accelerated except for those options of the company’s chief executive officer who waived acceleration. As a result, substantially all shares became immediately exercisable and shares acquired upon exercise cease to be subject to transfer restrictions and the company’s repurchase rights. The acceleration resulted in a pre-tax charge in 2006 of $36.7 million. Grants of stock options and restricted stock on or after November 9, 2006, provide that upon a future change in control of the company and qualifying termination of an option holder’s employment, all options and time-based restricted stock awards held by the recipient become immediately vested unless an employment or other agreement with the employee provides for different treatment.

In December 2004, the FASB issued SFAS No.123R, “Share-based Payment,” which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period or, for 2006 and later grants, to the retirement date for retirement eligible employees, if earlier. Use of the date of retirement eligibility to record the expense associated with awards granted to retirement eligible employees did not materially affect the company’s results of operations in the years ended 2007 and 2006. Prior period amounts have not been restated for the adoption of SFAS No. 123R.

The components of pre-tax stock-based compensation expense are as follows:

(In millions)	2007	2006 (a)	2005 (b)

Stock Option Awards	$35.2	$61.9	$—
Restricted Share/Unit Awards	15.9	7.5	2.8

Total Stock-based Compensation Expense	$51.1	$69.4	$2.8

(a)
Includes $33.8 million and $2.9 million of stock option and restricted share expense, respectively, resulting from the accelerated vesting upon the change of control that occurred as a result of the Fisher merger.

(b)	Prior to the adoption of SFAS No. 123R compensation cost related to stock options was not recognized in the statement of income.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

Stock-based compensation expense is included in the accompanying statement of income as follows:

(In millions)	2007	2006 (a)	2005 (b)

Cost of Revenues	$3.6	$7.1	$—
Selling, General and Administrative Expenses	45.9	58.5	2.8
Research and Development Expenses	1.6	3.8	—

Total Stock-based Compensation Expense	$51.1	$69.4	$2.8

(a)
Includes $3.8 million, $30.8 million, and $2.1 million of cost of revenues, selling, general and administrative and research and development expense resulting from the accelerated vesting upon the change of control that occurred as a result of the Fisher merger.

(b)	Prior to the adoption of SFAS No. 123R compensation cost related to stock options was not recognized in the statement of income.

In accordance with SFAS No. 123R, SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the company has elected to recognize any excess income tax benefits from stock option exercises in capital in excess of par value only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Tax benefits recognized in capital in excess of par value on the accompanying balance sheet were $99.1 million and $17.4 million, respectively, in 2007 and 2006.

Stock Options — The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock. The average expected life was estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended
	2007	2006	2005

Expected Stock Price Volatility	22%	26%	32%
Risk Free Interest Rate	4.3%	4.4%	3.9%
Expected Life of Options (years)	4.5	4.7	4.4
Expected Annual Dividend per Share	$—	$—	$—

The weighted average per share grant-date fair values of options granted during 2007, 2006 and 2005 were $14.16, $12.40 and $9.04, respectively. The total intrinsic value of options exercised during the same periods was $429.9 million, $224.3 million and $20.7 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

As a result of the merger with Fisher, options to purchase 9,661,000 shares of Fisher common stock were converted into options to purchase 19,322,000 shares of company stock. These options had a fair value at the merger date of $394.5 million, which was recorded as part of the merger consideration. Of the total options issued in connection with the merger, options to purchase 1,621,000 shares of company common stock were not fully vested. The fair value of these options ($15.1 million) was treated as a reduction of the merger consideration and is being recorded as compensation cost over the vesting period.

A summary of option activity as of December 31, 2007 and changes during the three years then ended is presented below:

	Shares (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (a) (In millions)

Outstanding at December 31, 2004	10.9	20.38
Granted	3.5	27.47
Exercised	(1.7)	16.49
Canceled/expired	(0.6)	26.20

Outstanding at December 31, 2005	12.1	22.65
Granted	8.9	40.53
Issued in connection with Fisher merger	19.3	21.75
Exercised	(9.5)	19.07
Canceled	(0.2)	30.45
Expired	(0.1)	32.67

Outstanding at December 31, 2006	30.5	28.30
Granted	0.7	52.01
Exercised	(15.1)	22.90
Canceled	(0.8)	41.49
Expired	—	—

Outstanding at December 31, 2007	15.3	33.99	5.2	$363.8

Vested and Unvested Expected to Vest at December 31, 2007	15.1	33.86	5.2	$360.8

Exercisable at December 31, 2007	10.4	29.52	4.9	$293.1

(a)	Market price per share on December 31, 2007 was $57.68.

As of December 31, 2007, there was $54.6 million of total unrecognized compensation cost related to unvested stock options granted (including unvested awards converted from outstanding Fisher options). The cost is expected to be recognized over a weighted average period of 2.7 years.

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

During 2007, 2006 and 2005, the company granted 62,500, 401,900 and 146,000 share awards respectively, at a weighted average fair value of $54.97, $42.66 and $27.91, respectively, per share on the grant date.

In 2006, the company awarded certain key employees 134,000 restricted shares of common stock, the vesting of which is contingent upon meeting certain operating targets. The company is recognizing the cost of the awards over the contingent vesting periods of 4-5 years. The actual vesting periods may be shorter if certain performance goals are achieved. The ultimate value of the awards will be determined when they are earned. The company established an initial value for the awards based on the fair market value at the date of grant and marks them to market for changes in fair market value. The company recognized $1.7 million and $0.2 million of cost associated with the awards in 2007 and 2006, respectively, and at December 31, 2007, the awards, net of forfeited shares, had a total value of $7.3 million. Should the performance targets not be met, any recognized compensation cost would be reversed.

As a result of the merger with Fisher, restricted units convertible into 468,000 shares of Fisher common stock were converted into restricted units convertible into 936,000 shares of company stock. These restricted units had a fair value at the merger date of $36.4 million, which was recorded as part of the merger consideration. The restricted units issued in connection with the merger were not fully vested. The fair value of the unvested portion of these units ($29.1 million) was treated as a reduction of the merger consideration and is being recorded as compensation cost over the vesting period.

A summary of the status of the company’s restricted shares/units as of December 31, 2007 and changes during the year then ended are presented below:

	Shares (In thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2005	199	$27.03
Granted	402	42.66
Issued in connection with Fisher merger	936	38.93
Vesting	(268)	29.62

Unvested at December 31, 2006	1,269	40.21
Granted	62	54.97
Vesting	(477)	43.34
Forfeited	(63)	45.07

Unvested at December 31, 2007	791	$46.55

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

As of December 31, 2007, there was $23.6 million of total unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during 2007, 2006 and 2005 was $20.7 million, $7.9 million and $2.1 million, respectively. Prior to 2006, the company recorded the unrecognized compensation cost associated with restricted stock awards as a separate account within shareholders equity. Upon the adoption of SFAS No. 123R in 2006, the balance of the deferred compensation was eliminated against capital in excess of par value on the balance sheet.

Prior to January 1, 2006, the company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. Had compensation cost for awards granted after 1994 under the company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, and had the fair value of awards been amortized on a straight-line basis over the vesting period, the effect on certain financial information of the company for 2005 would have been as follows:

(In millions except per share amounts)	2005

Income from Continuing Operations:
As reported	$198.3
Add: Stock-based employee compensation expense included in reported results, net of tax	1.8
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(15.4)

Pro forma	$184.7

Basic Earnings per Share from Continuing Operations:
As reported	$1.23
Pro forma	$1.14

Diluted Earnings per Share from Continuing Operations:
As reported	$1.21
Pro forma	$1.13

Net Income:
As reported	$223.2
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.8
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(15.4)

Pro forma	$209.6

Basic Earnings per Share:
As reported	$1.38
Pro forma	$1.30

Diluted Earnings per Share:
As reported	$1.36
Pro forma	$1.28

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

Employee Stock Purchase Plans

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Under this program, beginning in 2006, shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Prior to 2006, shares of the company’s common stock could be purchased at 85% of the lower of the fair market value at the beginning or end of the purchase period, and the shares purchased were subject to a one-year resale restriction. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. In early 2008, 2007 and 2006, the company issued 66,000, 59,000 and 115,000 shares, respectively, of its common stock for the 2007, 2006 and 2005 plan years, which ended on December 31.

The company had a plan in England under which employees could purchase shares of the company’s common stock through payroll deductions. Following the issuance of 30,000 shares under the plan in 2005, the plan was discontinued.

401(k) Savings Plan and Other Defined Contribution Plans

The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Certain of the company’s subsidiaries offer retirement plans in lieu of participation in the company’s 401(k) savings plans. Company contributions to these plans are based on formulas determined by the company. In 2007, 2006 and 2005, the company charged to expense $56.8 million, $26.9 million and $22.2 million, respectively, related to its defined contribution plans.

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

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when an employer is acquired as part of a merger, any excess of projected benefit obligation over the plan assets is recognized as a liability and any excess of plan assets over the projected benefit obligation is recognized as a plan asset. The recognition of a new liability or a new asset results in the elimination of (a) previously existing unrecognized net gain or loss, (b) unrecognized prior service cost and (c) unrecognized net transition obligation. Fisher’s pension obligations were recorded by the company at the date of merger pursuant to these rules. The funding of Fisher’s plans is not directly affected by the merger.

The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2007, 2006 and 2005, the company made contributions of approximately $54.2 million, $50.3 million and $17.1 million, respectively.

Fisher also maintained a supplemental non-qualified executive retirement program (SERP) for certain of its executives. Accrual of future benefits under the plan ceased following the merger. The benefit obligation related to this program is approximately $12 million at December 31, 2007. Assets of approximately $7 million at December 31, 2007 are set aside in a rabbi trust established for this program, which were included in other assets in the accompanying balance sheet.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2007	2006	2007	2006

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$406.8	$28.9	$672.1	$292.7
Business combination	—	386.3	—	329.1
Service costs	6.0	1.8	9.8	5.5
Interest costs	22.7	4.7	31.8	15.8
Plan amendment	—	—	—	1.4
Plan participants’ contribution	—	—	2.4	1.2
Actuarial (gains) losses	2.0	(11.1)	(51.0)	(2.5)
Benefits paid	(26.0)	(3.8)	(19.9)	(11.6)
Currency translation and other	(6.0)	—	18.1	40.5

Benefit Obligation at End of Year	$405.5	$406.8	$663.3	$672.1

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$411.8	$19.9	$496.0	$177.6
Business combination	—	378.8	—	279.2
Actual return on plan assets	28.0	15.0	28.2	14.2
Employer contribution	8.9	1.9	15.4	8.9
Plan participants’ contributions	—	—	2.4	1.2
Benefits paid	(26.0)	(3.8)	(19.9)	(11.6)
Currency translation and other	(5.6)	—	3.8	26.5

Fair Value of Plan Assets at End of Year	$417.1	$411.8	$525.9	$496.0

Funded Status	$11.6	$5.0	$(137.4)	$(176.1)

Accumulated Benefit Obligation	$378.5	$380.3	$630.5	$630.7

Amounts Recognized in Consolidated Balance Sheet Consist of:
Non-current asset	$23.3	$19.9	$1.4	$1.4
Current liability	—	(0.4)	(4.5)	(2.1)
Non-current liability	(11.7)	(14.5)	(134.3)	(175.4)

Net amount recognized	$11.6	$5.0	$(137.4)	$(176.1)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2007	2006	2007	2006

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss Consist of:
Net actuarial (gain) loss	$(6.9)	$(11.6)	$19.4	$71.6
Prior service costs	—	—	—	0.1

Net amount recognized	$(6.9)	$(11.6)	$19.4	$71.7

The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of December 31, 2007 and 2006 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
	2007	2006	2007	2006

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	5.75%	5.77%	5.20%	4.65%
Average rate of increase in employee compensation	4.04%	4.04%	3.60%	3.44%

The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2007	2006	2005	2007	2006	2005

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	5.77%	5.50%	6.00%	4.65%	4.54%	4.79%
Average rate of increase in employee compensation	4.04%	4.03%	4.50%	3.44%	3.39%	3.00%
Expected long-term rate of return on assets	7.78%	7.81%	9.00%	5.60%	5.80%	5.88%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s SERP and other postretirement benefit plans:

	SERP Benefits		Postretirement Benefits
(In millions)	2007	2006	2007	2006

Change in Benefit Obligations
Benefit Obligation at Beginning of Year	$36.9	$—	$28.9	$—
Business combination	—	76.1	3.2	29.6
Service costs	0.1	0.1	1.0	0.1
Interest costs	1.8	0.4	1.8	0.2
Plan participants’ contribution	—	—	1.0	0.2
Actuarial (gains) losses	(0.4)	(0.4)	(1.0)	(0.5)
Benefits paid	(27.4)	(39.3)	(3.5)	(0.5)
Currency translation and other	0.5	—	1.5	(0.2)

Benefit Obligation at End of Year	$11.5	$36.9	$32.9	$28.9

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$—	$—	$—	$—
Employer contribution	27.4	39.3	2.5	0.3
Plan participants’ contributions	—	—	1.0	0.2
Benefits paid	(27.4)	(39.3)	(3.5)	(0.5)

Fair Value of Plan Assets at End of Year	$—	$—	$—	$—

Funded Status	$(11.5)	$(36.9)	$(32.9)	$(28.9)

Accumulated Benefit Obligation	$11.5	$36.5

Amounts Recognized in Consolidated Balance Sheet Consist of:
Current liability	$(1.2)	$(24.7)	$(2.2)	$(2.1)
Non-current liability	(10.3)	(12.2)	(30.7)	(26.8)

Net amount recognized	$(11.5)	$(36.9)	$(32.9)	$(28.9)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

	SERP Benefits		Postretirement Benefits
(In millions)	2007	2006	2007	2006

Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss	$(0.2)	$(0.4)	$(1.6)	$(0.5)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.75%	5.75%	5.66%	5.62%
Average rate of increase in employee compensation	4.00%	4.00%	—%	—%
Initial healthcare cost trend rate			9.66%	11.29%
Ultimate healthcare cost trend rate			5.41%	5.70%

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2012 and 2016.

	SERP Benefits		Postretirement Benefits
	2007	2006	2007	2006

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	5.75%	5.50%	5.62%	5.44%
Average rate of increase in employee compensation	4.00%	4.00%	—%	—%

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

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2008 are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits

Net actuarial loss	$—	$1.5
Net prior service costs	—	0.1

	$—	$1.6

There are no amounts in accumulated other comprehensive income related to the SERP and postretirement benefit plans expected to be recognized in net periodic benefit cost in 2008.

The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2007	2006

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$717.3	$704.9
Fair value of plan assets	555.3	475.5

The accumulated benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2007	2006

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$523.8	$507.3
Fair value of plan assets	396.6	322.9

The company has other postretirement benefit plans discussed elsewhere in this note with an accumulated post-retirement benefit obligation of $32.9 million that is unfunded. The plans are excluded from the above table.

The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The net periodic pension benefit cost (income) includes the following components for 2007, 2006 and 2005:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost (income)
Service cost-benefits earned	$6.0	$1.8	$0.9	$9.8	$5.5	$6.5
Interest cost on benefit obligation	22.7	4.7	1.5	31.8	15.8	11.9
Expected return on plan assets	(30.8)	(6.1)	(1.7)	(28.4)	(13.3)	(9.7)
Recognized actuarial net (gain) loss	0.4	0.5	0.3	3.1	3.3	2.3
Amortization of prior service benefit	—	—	—	0.1	2.6	4.1
Settlement/curtailment (gain) loss	(0.9)	—	—	0.1	—	—
Special termination benefit recognized	0.1	—	—	0.3	—	—

Net periodic benefit cost (income)	$(2.5)	$0.9	$1.0	$16.8	$13.9	$15.1
The SERP and other postretirement benefits include the following components for 2007 and 2006:

	SERP Benefits		Postretirement Benefits
(In millions)	2007	2006	2007	2006

Components of Net Periodic Benefit Cost (Income)
Service cost-benefits earned	$0.1	$0.1	$1.0	$0.1
Interest cost on benefit obligation	1.8	0.4	1.8	0.2
Settlement/curtailment (gain) loss	(0.2)	—	—	—

Net periodic benefit cost	$1.7	$0.5	$2.8	$0.3

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

Contributions are estimated at between $20 and $30 million for 2008.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2007. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	SERP Benefits	Post- retirement Benefits

2008	$20.8	$19.0	$0.4	$2.2
2009	20.6	20.0	0.4	2.1
2010	21.2	21.0	0.4	2.1
2011	21.6	21.5	0.5	2.1
2012	22.9	23.7	0.5	2.0
2013-2017	130.2	141.6	2.7	10.5

The company’s investment policy for its pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements.

For the company’s plans, the asset allocation at the respective year ends by asset category was as follows:

	2007	2006

Equity Securities	50%	57%
Debt Securities	34%	32%
Insurance Policies	8%	4%
Real Estate	3%	2%
Cash and Other	5%	5%

	100%	100%

The weighted-average asset allocation presented above approximates target allocation. Decisions regarding investment policy are made with an understanding of the effect of asset allocation on funded status, future contributions and projected expenses.

A change in the assumed healthcare cost trend rate by one percentage point effective January 2007 would change the accumulated postretirement benefit obligation as of December 31, 2007 and the 2007 aggregate of service and interest costs, as follows:

(In millions)	Increase	Decrease

One Percentage Point:
Effect on total of service and interest cost components	$0.5	$(0.3)
Effect on postretirement healthcare benefit obligation	3.7	(2.9)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2007	2006	2005

U.S.	$660.5	$23.4	$155.9
Non-U.S.	220.8	186.0	130.0

	$881.3	$209.4	$285.9

The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2007	2006	2005

Income Tax Provision (Benefit):
Federal	$57.0	$45.0	$44.8
Non-U.S.	90.9	77.8	56.5
State	24.5	4.4	1.9

	172.4	127.2	103.2

Deferred Income Tax Provision (Benefit):
Federal	75.0	(43.8)	(1.4)
Non-U.S.	(134.0)	(29.5)	(13.7)
State	(11.7)	(10.8)	(0.5)

	(70.7)	(84.1)	(15.6)

	$101.7	$43.1	$87.6

The income tax provision included in the accompanying statement of income is as follows:

(In millions)	2007	2006	2005

Continuing Operations	$101.7	$43.1	$87.6
Discontinued Operations	4.2	1.3	16.3

	$105.9	$44.4	$103.9

The company receives a tax deduction upon the exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $99.1 million, $17.4 million and $6.6 million of such benefits of the company that have been allocated to capital in excess of par value in 2007, 2006 and 2005, respectively.

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

The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2007	2006	2005

Provision for Income Taxes at Statutory Rate	$308.5	$73.3	$100.1

Increases (Decreases) Resulting From:
Foreign rate differential	(148.6)	(30.7)	(7.1)
Change in tax laws	(31.6)	—	—
Income tax credits	(33.2)	(5.9)	(5.6)
Extraterritorial income exclusion	—	(4.9)	(4.5)
Manufacturing deduction	(15.3)	(2.5)	(0.9)
Basis difference of businesses sold or terminated	—	2.4	—
State income taxes, net of federal tax	10.0	(4.7)	1.3
Nondeductible expenses	6.4	13.9	0.5
FIN 48 reserves, net	3.2	—	—
Tax return reassessments and settlements	—	2.0	4.0
Other, net	2.3	0.2	(0.2)

	$101.7	$43.1	$87.6

During 2007, the company recorded an income tax benefit of $31.6 million, net, principally due to a reduction in deferred income taxes as a result of tax law changes in the United Kingdom, Denmark, Canada and Germany.

Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2007	2006

Deferred Tax Asset (Liability):
Depreciation and amortization	$(2,549.2)	$(2,788.5)
Net operating loss and credit carryforwards	433.2	387.3
Reserves and accruals	146.5	167.0
Accrued compensation	101.2	127.2
Inventory basis difference	34.7	1.6
Available-for-sale investments	5.6	7.2
Other, net	15.0	7.1

	(1,813.0)	(2,091.1)
Less: Valuation allowance	197.0	195.2

	$(2,010.0)	$(2,286.3)

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not go unused. At December 31, 2007, $174.1 million of the company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce goodwill of an acquired business. Upon the January 1, 2009 adoption of SFAS No. 141(R), however, changes in deferred tax asset valuation allowances following an acquisition generally will affect income tax expense, including any changes associated with acquisitions that occurred prior to the effective date of SFAS No. 141(R).

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Income Taxes (continued)

At December 31, 2007, the company had federal, state and non-U.S. net operating loss carryforwards of $247.7 million, $672.6 million and $684.1 million, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2008 through 2027. Of the non-U.S. net operating loss carryforwards, $86.4 million expire in the years 2008 through 2027, and the remainder do not expire. The company also had $98.9 million of federal foreign tax credit carryforwards as of December 31, 2007, which expire in the years 2008 through 2017.

A provision has not been made for U.S. or additional non-U.S. taxes on $1.88 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost.

Adoption of FASB Interpretation No. 48

The company adopted the provisions of FIN 48 on January 1, 2007 (FIN 48 is initially described in Note 1). As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized tax benefits. As of the adoption date of January 1, 2007, the company had $87.7 million of unrecognized tax benefits, of which $35.6 million, if recognized, would affect the effective tax rate and the remaining $52.1 million, if recognized, would decrease goodwill. As of the adoption date the company had accrued interest expense and penalties related to the unrecognized tax benefits of $5.3 million, which is included in the $87.7 million of unrecognized tax benefits. As of December 31, 2007, the company had $79.2 million of unrecognized tax benefits, of which $38.8 million, if recognized, would affect the effective tax rate and the remaining $40.4 million, if recognized, would decrease goodwill. As of December 31, 2007 the company had accrued interest expense and penalties related to the unrecognized tax benefits of $5.3 million, which is included in the $79.2 million of unrecognized tax benefits. Upon the January 1, 2009 adoption of SFAS No. 141(R) however, changes in unrecognized tax benefits following an acquisition generally will affect income tax expense, including any changes associated with acquisitions that occurred prior to the effective date of SFAS No. 141(R). The company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2007

Balance at beginning of year	$87.7
Additions for tax positions of current year	3.5
Closure of tax years	(12.0)

Balance at end of year	$79.2

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

During 2007, the statute of limitations on certain unrecognized tax benefits lapsed which resulted in a $2.3 million decrease in the liability for unrecognized tax benefits, $2.0 million of which reduced goodwill and $0.3 million of which reduced income tax expense.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Income Taxes (continued)

During 2007, the company settled audits of the 2003 pre-acquisition tax years of certain Fisher subsidiaries which resulted in a $2.6 million decrease in both the liability for unrecognized tax benefits and goodwill. The company also settled audits of the 1994-1997 tax years of certain German subsidiaries which resulted in a $7.1 million decrease in both the liability for unrecognized tax benefits and goodwill. The company is currently under audit by the Internal Revenue Service for the 2001 to 2004 tax years. The examination is at the appeals level of the IRS. The company does not currently expect any significant changes to previously recorded unrecognized tax benefits. The IRS is also auditing the 2004 and 2005 pre-acquisition tax years of certain Fisher subsidiaries. It is likely that the examination phase of these audits will be completed within twelve months. There have been no significant changes to the status of these examinations during 2007, and the company does not currently expect any significant changes to previously recorded unrecognized tax benefits.

Note 7.	Earnings per Share

(In millions except per share amounts)	2007	2006	2005

Income from Continuing Operations	$779.6	$166.3	$198.3
Income from Discontinued Operations	—	0.5	—
(Loss) Gain on Disposal of Discontinued Operations, Net	(18.5)	2.1	24.9

Net Income for Basic Earnings per Share	761.1	168.9	223.2
Effect of Convertible Debentures	—	1.6	1.6

Income Available to Common Shareholders, as Adjusted for Diluted Earnings per Share	$761.1	$170.5	$224.8

Basic Weighted Average Shares	421.5	196.1	161.6
Effect of:
Convertible debentures	13.8	3.2	1.8
Stock options, restricted stock awards and warrants	8.4	4.4	1.9

Diluted Weighted Average Shares	443.7	203.7	165.3

Basic Earnings per Share:
Continuing operations	$1.85	$.85	$1.23
Discontinued operations	(.04)	.01	.15

	$1.81	$.86	$1.38

Diluted Earnings per Share:
Continuing operations	$1.76	$.82	$1.21
Discontinued operations	(.04)	.01	.15

	$1.72	$.84	$1.36

Options to purchase 3,690,000, 3,783,000 and 1,391,000 shares of common stock were not included in the computation of diluted earnings per share for 2007, 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7.	Earnings per Share (continued)

Under EITF No. 04-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” and EITF No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” because of the company’s obligation to settle the par value of its convertible notes in cash, the company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $23.73, $29.55, and $40.20 conversion price for the 2.50% Senior Convertible Notes due 2023, the Floating Rate Senior Convertible Debentures due 2033 and the 3.25% Senior Convertible Subordinated Notes due 2024, respectively, and only to the extent of the additional shares the company may be required to issue in the event the company’s conversion obligation exceeds the principal amount of the notes or debentures converted. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price.

The table below discloses the effect of increases in the company’s stock price on the amount of shares to be included in the earnings per share calculation. The securities are convertible only if the common stock price equals or exceeds the trigger price. The table assumes normal conversion for the 2.50% Senior Convertible Notes due 2023, the Floating Rate Senior Convertible Debentures due 2033 and the 3.25% Senior Convertible Subordinated Notes due 2024 in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of the company’s stock as follows:

	2.50% Senior Convertible Notes	Floating Rate Senior Convertible Debentures	3.25% Senior Convertible Subordinated Notes

Principal Outstanding (In millions)	$300.0	$344.4	$329.3
Conversion Price Per Share	23.73	29.55	40.20
Trigger Price	28.48	38.41	48.24

(Shares amounts in millions)	Total Potential Shares
Future Common Stock Price	2.50% Senior Convertible Notes	Floating Rate Senior Convertible Debentures	3.25% Senior Convertible Subordinated Notes	Potential Share Increase

$23.73	—	—	—	—
$24.73	0.5	—	—	0.5
$29.55	2.5	—	—	2.5
$30.55	2.8	0.4	—	3.2
$40.20	5.2	3.1	—	8.3
$41.20	5.4	3.3	0.2	8.9
$50.00	6.6	4.8	1.6	13.0
$55.00	7.2	5.4	2.2	14.8
$60.00	7.7	5.9	2.7	16.3
$65.00	8.0	6.4	3.1	17.5
$70.00	8.4	6.7	3.5	18.6

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8.	Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments.

Accumulated other comprehensive items in the accompanying balance sheet consist of the following:

(In millions)	2007	2006

Cumulative Translation Adjustment	$394.5	$193.6
Net Unrealized Gain on Available-for-sale Investments (net of tax provision of $0.6)	1.5	—
Net Unrealized Losses on Hedging Instruments (net of tax benefit of $0.9 in 2007 and $1.0 in 2006)	(1.4)	(1.7)
Pension and Other Postretirement Benefit Liability Adjustments (net of tax benefit of $4.1 in 2007 and $17.5 in 2006)	(6.2)	(41.7)

	$388.4	$150.2

The amount of available-for-sale investments reclassified out of other comprehensive income into net income in 2005 was $5.7 million, net of tax. No amounts were reclassified in 2007 and 2006.

The amount of pension and other postretirement benefit liability adjustments recognized in net income in 2007 was $2.3 million, net of tax. No amounts were recognized in 2006 and 2005.

Note 9.	Short-term Investments

The aggregate market value, cost basis and gross unrealized gains and losses of short-term available-for-sale investments by major security type are as follows:

(In millions)	Market Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses

2007
Equity Securities	$3.2	$2.7	$0.5	$—	$—
Auction Rate Securities	8.9	8.9	—	—	—

	$12.1	$11.6	$0.5	$—	$—

2006
Equity Securities	$11.7	$11.8	$0.3	$0.4	$10.6
Auction Rate Securities	8.5	8.5	—	—	—

	$20.2	$20.3	$0.3	$0.4	$10.6

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9.	Short-term Investments (continued)

The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. The net gain on the sale of available-for-sale investments resulted from gross realized gains of $0.7 million and $35.1 million in 2006 and 2005, respectively, and gross realized losses of $9.0 million and $1.3 million in 2007 and 2005, respectively.

The company’s investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates. The interest rates generally reset every 7 to 28 days. All income generated from these investments has been recorded as interest income.

In addition to available-for-sale investments, the company had $2.0 million and $3.5 million of trading securities, consisting of debt and equity securities, at December 31, 2007 and 2006, respectively. Trading gains associated with this portfolio were $0.2 in 2007 and were not material in 2006.

Note 10.	Debt and Other Financing Arrangements

(In millions)	2007	2006

Revolving Credit Facility	$—	$322.0
Money Market Loans	—	136.0
2.50% Senior Convertible Notes, Due 2023 Convertible at $23.73 per Share	300.0	300.0
Floating Rate Senior Convertible Debentures, Due 2033 Convertible at $29.55 per Share	344.4	344.5
3.25% Senior Subordinated Convertible Notes, Due 2024 Convertible at $40.20 per Share	329.3	329.3
5% Senior Notes, Due 2015	250.0	250.0
7 5/8% Senior Notes, Due 2008	130.3	129.3
6 3/4% Senior Subordinated Notes, Due 2014	307.3	308.1
6 1/8% Senior Subordinated Notes, Due 2015	500.0	500.0
3.25% Subordinated Convertible Debentures, Due 2007, Convertible at $41.84 per Share	—	7.4
Other	33.9	37.4

	2,195.2	2,664.0
Less: Short-term Obligations and Current Maturities	149.3	483.3

	$2,045.9	$2,180.7

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10.	Debt and Other Financing Arrangements (continued)

The annual repayment requirements for long-term obligations are as follows:

(In millions)	2007

2008	$149.3
2009	3.7
2010	1.8
2011	1.7
2012	1.8
2013 and thereafter	2,036.9

$2,195.2

See Note 13 for fair value information pertaining to the company’s long-term obligations.

Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $11.4 million and $467.3 million at year-end 2007 and 2006, respectively, of short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 1.75% and 5.6% at December 31, 2007 and 2006, respectively. In addition to available borrowings under the company’s five-year revolving credit agreements and a money market loan fund arrangement, all discussed below, the company had unused lines of credit of $120.8 million as of December 31, 2007. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.

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

In connection with the Fisher merger, the company assumed three issuances of convertible debt as well as two issuances of fixed-rate debt, described below. The company became a co-obligor of this debt. The debt was recorded at the merger date at its fair value. The excess of the fair value over the principal value of the convertible debt, or $546.8 million, was deemed to arise from the value of the conversion features and was allocated to capital in excess of par value.

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

Credit Facilities

In November 2006, the company entered into a revolving credit facility (the “Revolving Credit Facility”) with a bank group that provides for up to $1 billion of unsecured multi-currency revolving credit that will expire in August 2012. The agreement allows for the company to request an extension of the facility until August 2013. The company also has the right to request an increase in the size of the facility by up to $500 million. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The rate at December 31, 2007, was between 4.49% and 4.6% (depending on duration) under the
Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10.	Debt and Other Financing Arrangements (continued)

more favorable of the two rates. The Revolving Credit Facility allows for the issuance of letters of credit, which reduces the amount available for borrowing. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain total leverage below a certain maximum level. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. As of December 31, 2007, there were no borrowings under the revolver and $44.8 million in letters of credit outstanding, resulting in $955.2 million of borrowings available under the Revolving Credit Facility.

Money Market Loans

The company has an uncommitted line of credit of up to $250 million through a series of short-term money market loans funded on an ongoing basis in the secondary market. Such money market loans typically have maturity periods of between one and three months, however they can have longer durations as the market will bear. Furthermore, they bear varying rates of interest based on the maturity date and market rate at the time of issuance. As of December 31, 2007, the company did not have any outstanding borrowings under this line.

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

Floating Rate Senior Convertible Debentures due 2033

At the closing date of the merger with Fisher, the company assumed $344.4 million aggregate principal amount of Floating Rate Senior Convertible Debentures due 2033. Interest on the notes is payable on March 15, June 15, September 15 and December 15 of each year at an annual rate of 90-day LIBOR minus 1.25% (3.45% as of December 31, 2007). Additional quarterly interest equal to 0.0625% of the market value of the notes will be paid commencing with the quarterly interest period beginning December 15, 2009, if the market value of the notes during specified testing periods is 120% or more of the principal value. The notes are convertible at the option of the holder upon the occurrence of certain events at a price of $29.55 per share. The company will be required to deliver cash to holders upon conversion, up to the principal amount of notes converted. The company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at the company’s option on or after March 15, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require the company to purchase any notes held by them for 100% of the principal amount plus accrued interest on December 15, 2008, March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, and December 15, 2029, or upon a change of control.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10.	Debt and Other Financing Arrangements (continued)

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

During 2002, the company entered into interest-rate swap arrangements for the $128.7 million principal amount of notes with the objective of reducing interest costs. The arrangements provide that the company will receive a fixed interest rate of 7 5/8%, and will pay a variable rate of 90-day LIBOR plus 2.19% (5.44% as of December 31, 2007). The swaps have terms expiring at the maturity of the debt. The swaps are designated as fair-value hedges and as such, are carried at fair value, which resulted in an increase in both current assets and current maturities of long-term debt of $1.6 million at December 31, 2007 and an increase in both other long-term assets and long-term debt of $0.6 million at December 31, 2006. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Operating Leases

The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $97.0 million, $48.5 million and $46.5 million in 2007, 2006 and 2005, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2007:

(In millions)	Operating Leases

2008	$91.3
2009	74.9
2010	60.1
2011	46.0
2012	36.8
Thereafter	83.1

Future Minimum Lease Payments	$392.2

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.	Commitments and Contingencies (continued)

Purchase Obligations

The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $151.6 million at December 31, 2007 and the majority of these obligations are expected to be settled during 2008.

Letters of Credit, Guarantees and Other Commitments

Outstanding letters of credit and bank guarantees totaled $98.5 million at December 31, 2007, including $3.3 million for businesses that have been sold. The expiration of these credits and guarantees ranges through 2030.

Outstanding surety bonds and other guaranties totaled $29.7 million at December 31, 2007. The expiration of these bonds and guaranties ranges through 2011.

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

In connection with the sale of businesses of the company, the buyers have assumed certain contractual obligations of such businesses and have agreed to indemnify the company with respect to those assumed liabilities. In the event a third-party to a transferred contract does not recognize the transfer of obligations or a buyer defaults on its obligations under the transferred contract, the company could be liable to the third-party for such obligations. However, in such event, the company would be entitled to indemnification by the buyer.

The company has funding commitments totaling $11.0 million at December 31, 2007, related to investments it owns.

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

In connection with the company’s efforts to reduce the number of facilities that it occupies, the company has vacated some of its leased facilities or sublet them to third parties. When the company sublets a facility to a third-party, it remains the primary obligor under the master lease agreement with the owner of the facility. As a result, if a third-party vacates the sublet facility, the company would be obligated to make lease or other payments under the master lease agreement. The company believes that the financial risk of default by sublessors is individually and in the aggregate not material to the company’s financial position or results of operations.

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

The company establishes a liability that is an estimate of amounts needed to pay damages in the future for events that have already occurred. The accrued liabilities are based on management’s judgment as to the probability of losses and, where applicable, actuarially determined estimates. The reserve estimates are adjusted as additional information becomes known or payments are made.

The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The range of probable loss for product liability, workers compensation and other personal injury matters at December 31, 2007, was approximately $212 million to $330 million on an undiscounted basis. The portion of these liabilities assumed in the merger with Fisher was recorded at its fair (present) value at the date of merger, $131 million at December 31, 2007. The reserve includes estimated defense costs and is gross of estimated amounts due from insurers of $75 million at December 31, 2007, also recorded at their fair value at the date of merger. The company’s reserve for these matters in total, including the discounted Fisher liabilities, was $145 million at December 31, 2007. The assets and liabilities assumed at the acquisition date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $76 million and the discount on the assets of approximately $46 million (net discount $30 million) is being accreted to interest expense over the expected settlement period. In addition to the above reserves, as of December 31, 2007, the company had product liability reserves of $9 million (undiscounted) relating to divested businesses. Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. For example, there are pending lawsuits with certain of Fisher’s insurers concerning which state’s laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $75 million would require adjustment that could be material to the company’s results of operations. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectibility of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.	Commitments and Contingencies (continued)

The company is currently involved in various stages of investigation and remediation related to environmental matters, principally at businesses acquired in the merger with Fisher. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters relate to the costs of permit requirements and installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company’s liability for environmental matters associated with businesses acquired in the merger with Fisher was recorded at its fair value and as such, was discounted to its present value. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Having assumed these environmental liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value, $23 million. This fair value was ascribed by using a discount rate of 4.73%, which was the risk free interest rate for monetary assets with maturities comparable to that of the environmental liability. The discount of $10.0 million is being accreted by charges to interest expense over the estimated maturity period of 30 years. At December 31, 2007 and 2006, the environmental liability was approximately $23 million and $24 million, respectively.

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

At December 31, 2007, the company had reserved 63,652,301 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company’s convertible debentures.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

As a result of the merger with Fisher, warrants to purchase 1,653,585 shares of Fisher common stock were converted into warrants to purchase 3,307,170 shares of company common stock. These warrants had a fair value of $113.2 million at the merger date, which was recorded as part of the merger consideration. As of December 31, 2007, there were warrants outstanding to purchase 3,307,170 shares of company common stock at an exercise price of $4.83 per share. All of the outstanding warrants were exercised in January 2008.

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

The carrying amount and fair value of the company’s notes receivable, long-term obligations and forward currency-exchange contracts are as follows:

	2007		2006
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Notes Receivable	$2.6	$2.6	$49.3	$50.4

Long-term Obligations:
Convertible obligations	$973.7	$1,944.3	$973.8	$1,587.2
Senior notes	250.0	238.3	379.3	367.1
Senior subordinated notes	807.3	806.6	808.1	814.1
Other	14.9	14.9	19.5	19.5

	$2,045.9	$3,004.1	$2,180.7	$2,787.9

Forward Currency-exchange Contracts Receivable (Payable)	$0.8	$0.8	$(0.1)	$(0.1)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13.	Fair Value of Financial Instruments (continued)

The fair value of the notes receivable (principally a note receivable from Newport Corporation received in connection with the sale of a business) was determined based on borrowing rates available to companies of comparable credit worthiness at December 31, 2006. In February 2007, the company received full payment of the note receivable from Newport.

The fair value of long-term obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective year ends.

The notional amounts of forward currency-exchange contracts outstanding totaled $218.5 million and $72.2 million at year-end 2007 and 2006, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates.

Note 14.	Supplemental Cash Flow Information

(In millions)	2007	2006	2005

Cash Paid For:
Interest	$135.9	$42.6	$23.0

Income taxes	$124.7	$124.6	$90.4

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$543.9	$16,992.3	$1,093.1
Cash acquired in Fisher merger, net of transaction costs	—	359.9	—
Cash paid for acquired businesses and product lines	(498.7)	(134.1)	(940.8)
Fair value of common stock issued	—	(9,777.8)	—
Fair value of options and warrants	—	(502.3)	—
Fair value of convertible debt allocable to equity	—	(546.8)	—

Liabilities assumed of acquired businesses and product lines	$45.2	$6,391.2	$152.3

Conversion of subordinated convertible debentures	$0.4	$69.7	$—

Issuance of restricted stock	$3.4	$18.8	$4.1

Issuance of stock upon vesting of restricted stock units	$22.0	$—	$—

Note 15.	Restructuring and Other Costs, Net

Restructuring and other costs recorded in 2005 were primarily for reductions in staffing levels at existing businesses resulting from the integration of Kendro and the consolidation of two facilities in Texas. The 2005 costs also include charges associated with actions initiated prior to 2005 that could not be recorded until incurred and adjustments to previously provided reserves due to changes in estimates of sub-tenant rentals from abandoned facilities. Restructuring costs in 2006 included charges to close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany, the move of manufacturing operations in New Mexico to other plants in the U.S. and Europe and remaining costs of prior actions. Restructuring costs in 2007 include charges for the consolidation of anatomical pathology operations currently in Pennsylvania with a Fisher site in Michigan, as well as consolidation of other U.S. operations and consolidation of sites in the

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

UK and France with plants in Germany. The company has finalized its plan for restructuring actions at Fisher or within existing businesses with which Fisher is being integrated. Such actions have principally included consolidation of facilities and reductions in staffing levels. The cost of actions at Fisher businesses has been charged to the cost of the acquisition while the cost of actions at existing businesses being integrated with Fisher is charged to restructuring expense.

2007

The company recorded net restructuring and other costs by segment for 2007 as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$41.0	$8.2	$—	$49.2
Restructuring and Other Costs, Net	19.7	15.2	7.3	42.2

	$60.7	$23.4	$7.3	$91.4

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $61 million of net restructuring and other charges in 2007. The segment recorded charges to cost of revenues of $41 million, primarily for the sale of inventories revalued at the date of acquisition, and $20 million of other costs, net. These other costs consisted of $18 million of cash costs, principally associated with facility consolidations, including $8 million of severance for approximately 385 employees across all functions; $2 million of abandoned-facility costs; and $8 million of other cash costs, primarily retention, relocation and contract termination expenses associated with facility consolidations. The principal facility consolidations include ceasing manufacturing activities at plants in New Mexico, Pennsylvania, Australia and Denmark with their operations transferred to other sites. The segment also recorded non-cash costs of $2 million, primarily for asset write downs at abandoned facilities.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $23 million of net restructuring and other charges in 2007. The segment recorded charges to cost of revenues of $8 million, primarily for the sale of inventories revalued at the date of acquisition, and $15 million of other costs, net. These other costs consisted of $13 million of cash costs, principally associated with facility consolidations, including $9 million of severance for approximately 230 employees across all functions; $1 million of abandoned-facility costs; and $3 million of other cash costs. The facility consolidations principally included the planned move of a manufacturing site in France to Germany. The segment also recorded a loss of $2 million on the sale of a small business.

Corporate

The company recorded $7 million of restructuring and other charges at its corporate office in 2007. These costs consisted of $8 million of cash costs which were primarily for merger-related expenses and retention agreements with certain Fisher employees. Retention costs were accrued ratably over the period the employees worked to qualify for the payment, generally through November 2007. The corporate office also recorded a net gain of $1 million primarily related to pension plan curtailments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

2006

The company recorded net restructuring and other costs by segment for 2006 as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$43.2	$34.4	$—	$77.6
Restructuring and Other Costs, Net	30.3	7.1	8.3	45.7

	$73.5	$41.5	$8.3	$123.3

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

2005

The company recorded net restructuring and other costs by segment for 2005 as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Other	Corporate	Total

Cost of Revenues	$1.2	$12.2	$—	$—	$13.4
Restructuring and Other Costs, Net	10.3	5.1	(0.6)	2.1	16.9

	$11.5	$17.3	$(0.6)	$2.1	$30.3

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $11 million of net restructuring and other charges in 2005. The segment recorded charges to cost of revenues of $1 million, consisting primarily of charges for the sale of inventories revalued at the date of acquisition, and $10 million of other costs, net. These other costs consisted of $13 million of cash costs, including $6 million of severance for 174 employees across all functions; $6 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods where estimates of sub-tenant rental income have changed or for costs that could not be recorded until incurred and for the 2005 consolidation of two operating facilities in Texas; and $1 million of other cash costs, primarily retention and relocation expenses associated with facility consolidations. These severance and other cash costs were net of reversals of $1 million, principally due to lower costs resulting from employee attrition. These costs were offset by gains of $3 million from the sale of four abandoned buildings.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables.

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2006 Restructuring Plans
Balance at December 31, 2004	$5.8	$0.1	$9.8	$0.1	$15.8
Costs incurred in 2005 (c)	15.9	0.4	6.2	2.1	24.6
Reserves reversed (b)	(0.7)	—	(0.6)	—	(1.3)
Payments	(12.8)	(0.2)	(5.4)	(1.3)	(19.7)
Currency translation	(0.8)	—	(0.7)	—	(1.5)

Balance at December 31, 2005	7.4	0.3	9.3	0.9	17.9
Costs incurred in 2006 (d)	6.2	0.4	4.9	0.9	12.4
Reserves reversed (b)	(0.6)	—	(0.9)	—	(1.5)
Payments	(12.2)	(0.5)	(4.4)	(1.2)	(18.3)
Currency translation	1.0	0.1	0.5	—	1.6

Balance at December 31, 2006	1.8	0.3	9.4	0.6	12.1
Costs incurred in 2007 (e)	1.8	—	0.4	0.1	2.3
Reserves reversed (b)	(0.4)	—	(0.1)	—	(0.5)
Payments	(1.7)	(0.3)	(7.4)	(0.1)	(9.5)
Currency translation	—	—	0.1	—	0.1

Balance at December 31, 2007	$1.5	$—	$2.4	$0.6	$4.5

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Restructuring and Other Costs, Net (continued)

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

2006 Restructuring Plans
Costs incurred in 2006 (d)	$7.0	$0.9	$3.2	$8.2	$19.3
Payments	(3.1)	(0.1)	(0.5)	(8.2)	(11.9)
Currency translation	0.1	—	—	—	0.1

Balance at December 31, 2006	4.0	0.8	2.7	—	7.5
Costs incurred in 2007 (e)	1.3	3.2	1.8	1.8	8.1
Reserves reversed (b)	(1.5)	—	(0.1)	—	(1.6)
Payments	(3.8)	(4.0)	(3.3)	(1.8)	(12.9)
Currency translation	0.3	—	0.1	—	0.4

Balance at December 31, 2007	$0.3	$—	$1.2	$—	$1.5

2007 Restructuring Plans
Costs incurred in 2007 (e)	$16.7	$2.3	$1.5	$10.8	$31.3
Payments	(7.5)	(0.8)	(0.4)	(9.3)	(18.0)
Currency translation	—	—	—	0.1	0.1

Balance at December 31, 2007	$9.2	$1.5	$1.1	$1.6	$13.4

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Represents reductions in cost of plans as described in the discussion of restructuring actions by segment.
(c)	Excludes net gains of $7.8 million from the sale of six abandoned buildings, non-cash charges of $1.7 million and a gain of $0.3 million from the sale of a small non-core business.
(d)	Excludes non-cash charges, net, of $17.4 million and net gains from the sale of abandoned assets of $1.9 million.
(e)	Excludes non-cash charges, net of $1.9 million and a loss of $1.7 million from the sale of a business. Also excludes a net gain of $1.0 million from pension plan curtailments.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, which principally consist of cancellation/termination fees, primarily through 2009; and abandoned-facility payments, over lease terms expiring through 2013.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16.	Discontinued Operations

Subsequent to the 2006 acquisition of GV Instruments Limited (GVI), the UK Office of Fair Trading (OFT) commenced an investigation of the transaction to determine whether it qualified for consideration under the UK Enterprise Act. On December 15, 2006, the OFT referred the transaction to the UK Competition Commission for further investigation under the Enterprise Act to determine whether the transaction had resulted in, or may be expected to result in, a substantial lessening of competition within any market in the UK for goods or services, particularly gas isotope ratio mass spectrometers (Gas IRMS), thermal ionization mass spectrometers (TIMS) and multicollector inductively coupled plasma mass spectrometers. The Competition Commission published its final report on May 30, 2007, concluding that the company’s acquisition of GVI would lead to a substantial lessening of competition in the UK in the markets for Gas IRMS and TIMS products. The Competition Commission has further concluded that a divestiture remedy was appropriate and has therefore required the company to divest of either GVI as a whole, or its Gas IRMS and TIMS assets (which together comprise the majority of the business), to purchasers approved by the Competition Commission. As a result of this divestiture requirement the company recorded after-tax impairment charges in 2007 totaling $29 million. The loss primarily represents non-cash charges to reduce the carrying value of the business to estimated disposal value. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In February 2008, the company completed the sale of GVI’s two principal product lines that required divestiture.

Aside from the impairment loss related to the divestiture of GVI, the company had after-tax gains of $10 million in 2007 from discontinued operations, primarily from the receipt of additional proceeds from the sale of a business in 2000 and a revision to the company’s estimate of loss from litigation related to a divested business.

During 2006, the company committed to a plan to dispose of Genevac Limited (Genevac), a legacy Fisher business that is a manufacturer of solvent evaporation technology. The decision followed the U.S. Federal Trade Commission (FTC) consent order that required divesture of Genevac for FTC approval of the Thermo Fisher merger under the Hart-Scott-Rodino Antitrust Improvements Act. Genevac was sold in April 2007, for net proceeds of $21 million in cash. The results of discontinued operations also include the results of Systems Manufacturing Corporation (SMC), a legacy Fisher business that provides consoles, workstations and server enclosures for information technology operations and data centers. SMC was sold in July 2007 for cash proceeds of $2.5 million. The operating results of Genevac and SMC were not material for the 2007 period prior to their sale. The assets and liabilities of these entities were not material at December 31, 2006. For the period from November 9, 2006 through December 31, 2006, these entities had net income of $0.5 million which is classified as income from discontinued operations in the accompanying statement of income.

The company had $2.1 million of gains from the disposal of discontinued operations in 2006, including primarily additional proceeds from the sale of several businesses prior to 2004, net of a charge for settlement of an indemnification claim that arose from a divested business.

In 2005, the company recorded after-tax gains of $24.9 million from the disposal of discontinued operations. In September 2005, the Analytical Technologies segment sold its point of care and rapid diagnostics business for $53.1 million in cash after determining it was not a strategic fit in the long-term. The company recorded an after-tax gain of $16.8 million as a result of the sale. Revenues and pre-tax loss of the divested business totaled $26.6 million and $1.0 million, respectively, in 2005 through the date of sale. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In August 2005, the company sold a building of a previously divested business for net proceeds of $7.3 million in cash, which approximated its carrying value. In addition, the company recorded after-tax gains of $8.1 million from the disposal of discontinued operations. The gains represent additional proceeds from the sale of businesses divested prior to 2004, including the sale of abandoned real estate and post-closing adjustments, and settlement of litigation and an arbitration award related to divested businesses.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17.	Unaudited Quarterly Information

	2007
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$2,338.2	$2,385.9	$2,401.2	$2,621.1
Gross Profit	879.9	936.6	948.0	1,039.8
Income from Continuing Operations	138.8	187.9	218.6	234.3
Net Income	138.9	163.9	218.5	239.8
Earnings per Share from Continuing Operations:
Basic	.33	.44	.52	.56
Diluted	.31	.42	.49	.53
Earnings per Share:
Basic	.33	.39	.51	.57
Diluted	.31	.37	.49	.54

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $43.8 million and after-tax income of $0.1 million related to the company’s discontinued operations.
(b)	Costs of $19.5 million and after-tax loss of $24.0 million related to the company’s discontinued operations.
(c)	Costs of $9.2 million and after-tax loss of $0.1 million related to the company’s discontinued operations.
(d)	Costs of $18.9 million and after-tax income of $5.5 million related to the company’s discontinued operations.

	2006
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$684.3	$713.5	$724.9	$1,668.9
Gross Profit	312.6	324.5	336.9	594.1
Income from Continuing Operations	43.6	49.0	48.8	24.9
Net Income	46.9	47.9	48.8	25.3
Earnings per Share from Continuing Operations:
Basic	.27	.30	.31	.08
Diluted	.26	.30	.30	.08
Earnings per Share:
Basic	.29	.30	.31	.08
Diluted	.28	.29	.30	.08

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $3.6 million and after-tax income of $3.3 million related to the company’s discontinued operations.
(b)	Costs of $6.0 million and after-tax loss of $1.1 million related to the company’s discontinued operations.
(c)	Costs of $7.2 million.
(d)	Costs of $106.5 million and after-tax income of $0.4 million related to the company’s discontinued operations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2007	$45.0	$7.6	$0.5	$(11.1)	$7.5	$49.5

Year Ended December 31, 2006	$21.8	$0.6	$0.8	$(7.3)	$29.1	$45.0

Year Ended December 31, 2005	$22.8	$3.5	$0.2	$(8.7)	$4.0	$21.8
(In millions)	Balance at Beginning of Year	Established As Cost of Acquisitions	Activity Charged to Reserve	Other (c)	Balance at End of Year

Accrued Acquisition Expenses (b)

Year Ended December 31, 2007	$35.4	$14.3	$(37.5)	$(2.7)	$9.5

Year Ended December 31, 2006	$6.2	$35.4	$(5.0)	$(1.2)	$35.4

Year Ended December 31, 2005	$9.2	$4.0	$(3.8)	$(3.2)	$6.2

(In millions)	Balance at Beginning of Year	Provision Charged to Expense (e)	Activity Charged to Reserve	Other (f)	Balance at End of Year

Accrued Restructuring Costs (d)

Year Ended December 31, 2007	$19.6	$39.6	$(40.4)	$0.6	$19.4

Year Ended December 31, 2006	$17.9	$30.2	$(30.2)	$1.7	$19.6

Year Ended December 31, 2005	$15.8	$23.3	$(19.7)	$(1.5)	$17.9

(a)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)	The nature of activity in this account is described in Note 2.
(c)
Represents reversal of accrued acquisition expenses and corresponding reduction of goodwill or other intangible assets resulting from finalization of restructuring plans and the effect of currency translation.

(d)	The nature of activity in this account is described in Note 15.
(e)
In 2007, excludes $1.9 million of non-cash costs, net and $0.7 million of other expenses, net. In 2006, excludes $17.4 million of non-cash costs, and $1.9 million of other income, net. In 2005, excludes $1.7 million of non-cash costs, net and $8.1 million of other income, net.

(f)	Represents the effect of currency translation.

Financial Statement Index