Form 10-Q
period 2008-03-29
THERMO FISHER SCIENTIFIC INC.
filed 2008-05-02
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 29, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 29, 2008
Common Stock, $1.00 par value	418,208,902

PART I — FINANCIAL INFORMATION

Item 1 .          Financial Statements
THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	March 29,	December 31,
(In millions)	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$734.0	$625.1
Short-term investments, at quoted market value (amortized cost of $13.9 and $13.6)	14.1	14.1
Accounts receivable, less allowances of $47.5 and $49.5	1,585.7	1,450.0
Inventories:
Raw materials	323.4	316.5
Work in process	137.7	118.4
Finished goods	785.6	735.0
Deferred tax assets	168.5	195.8
Other current assets	239.8	210.4

	3,988.8	3,665.3

Property, Plant and Equipment, at Cost	1,802.4	1,716.5
Less: Accumulated depreciation and amortization	504.9	449.1

	1,297.5	1,267.4

Acquisition-related Intangible Assets, net of Accumulated Amortization of $1,044.5 and $877.8	7,090.6	7,157.8

Other Assets	402.6	403.7

Goodwill	8,718.4	8,713.2

	$21,497.9	$21,207.4

THERMO FISHER SCIENTIFIC INC.
Consolidated Balance Sheet (continued)
(Unaudited)

	March 29,	December 31,
(In millions except share amounts)	2008	2007

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$150.8	$149.3
Accounts payable	729.2	676.9
Accrued payroll and employee benefits	227.0	295.1
Accrued income taxes	92.3	64.2
Deferred revenue	153.9	128.5
Other accrued expenses	556.0	587.6

	1,909.2	1,901.6

Deferred Income Taxes	2,256.0	2,279.9

Other Long-term Liabilities	501.0	491.7

Long-term Obligations	2,045.9	2,045.9

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 444,510,707 and 439,340,851 shares issued	444.5	439.3
Capital in excess of par value	12,344.7	12,283.4
Retained earnings	2,767.5	2,534.5
Treasury stock at cost, 26,301,805 and 24,102,880 shares	(1,281.5)	(1,157.3)
Accumulated other comprehensive items	510.6	388.4

	14,785.8	14,488.3

	$21,497.9	$21,207.4

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In millions except per share amounts)	2008	2007

Revenues	$2,554.0	$2,338.2

Costs and Operating Expenses:
Cost of revenues	1,535.6	1,458.3
Selling, general and administrative expenses	661.1	620.3
Research and development expenses	62.0	59.8
Restructuring and other costs, net	4.9	7.4

	2,263.6	2,145.8

Operating Income	290.4	192.4
Other Expense, Net	(12.8)	(26.7)

Income from Continuing Operations Before Provision for Income Taxes	277.6	165.7
Provision for Income Taxes	(44.2)	(26.9)

Income from Continuing Operations	233.4	138.8
Income from Discontinued Operations (net of income tax provision of $0.1 in 2007)	—	0.1
Loss on Disposal of Discontinued Operations	(0.4)	—

Net Income	$233.0	$138.9

Earnings per Share from Continuing Operations
Basic	$.56	$.33

Diluted	$.54	$.31

Earnings per Share
Basic	$.56	$.33

Diluted	$.53	$.31

Weighted Average Shares
Basic	417.5	420.1

Diluted	436.2	441.1

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In millions)	2008	2007

Operating Activities
Net income	$233.0	$138.9
Income from discontinued operations	—	(0.1)
Loss on disposal of discontinued operations	0.4	—

Income from continuing operations	233.4	138.8

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	198.8	185.3
Change in deferred income taxes	(8.3)	3.6
Noncash equity compensation	11.0	13.8
Noncash charges for sale of inventories revalued at the date of acquisition	0.4	36.2
Tax benefits from exercised stock options	(7.1)	(9.8)
Other noncash expenses, net	11.8	10.6
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(96.2)	(42.2)
Inventories	(44.6)	(46.7)
Other current assets	(29.6)	(36.5)
Accounts payable	45.5	42.9
Other current liabilities	(67.9)	(75.4)
Contributions to retirement plans	(4.0)	(2.1)

Net cash provided by continuing operations	243.2	218.5
Net cash (used in) provided by discontinued operations	(0.2)	0.1

Net cash provided by operating activities	243.0	218.6

Investing Activities
Acquisitions, net of cash acquired	(3.8)	(34.0)
Refund of acquisition purchase price	—	4.6
Proceeds from sale of available-for-sale investments	0.6	1.7
Purchases of available-for-sale investments	(0.1)	(1.7)
Purchases of property, plant and equipment	(54.1)	(40.5)
Proceeds from sale of property, plant and equipment	0.8	1.3
Collection of notes receivable	—	48.2
Decrease in other assets	(0.2)	(8.7)

Net cash used in continuing operations	(56.8)	(29.1)
Net cash provided by discontinued operations	0.2	—

Net cash used in investing activities	$(56.6)	$(29.1)

THERMO FISHER SCIENTIFIC INC.
Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In millions)	2008	2007

Financing Activities
Decrease in short-term notes payable	$(0.9)	$(309.3)
Purchases of company common stock	(102.0)	—
Net proceeds from issuance of company common stock	28.5	113.0
Tax benefits from exercised stock options	7.1	9.8
Redemption and repayment of long-term obligations	(0.4)	(7.6)

Net cash used in financing activities	(67.7)	(194.1)

Exchange Rate Effect on Cash of Continuing Operations	(9.8)	8.1

Increase in Cash and Cash Equivalents	108.9	3.5
Cash and Cash Equivalents at Beginning of Period	625.1	667.4

Cash and Cash Equivalents at End of Period	$734.0	$670.9

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$3.0	$38.1
Cash paid for acquired businesses	(3.0)	(29.4)

Liabilities assumed of acquired businesses	$—	$8.7

Conversion of subordinated convertible debentures	$—	$0.4

Issuance of restricted stock	$19.1	$0.2

Issuance of stock upon vesting of restricted stock units	$17.8	$15.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 2008, the results of operations for the three-month periods ended March 29, 2008, and March 31, 2007, and the cash flows for the three-month periods ended March 29, 2008, and March 31, 2007. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2007, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC).

2.	Acquisitions

In the first three months of 2008, the Analytical Technologies segment acquired the intellectual property of an immunohistochemistry control slide business for $3 million cash plus an additional future payment of up to $2 million based on the achievement of specified milestones. The company also paid transaction costs and post-closing purchase price adjustments aggregating $1 million in the first quarter of 2008, for various acquisitions completed prior to 2008.

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

The company’s results for 2007 would not have been materially different from its reported results had the company’s 2007 and 2008 acquisitions occurred at the beginning of 2007.

The company has undertaken restructuring activities at acquired businesses. These activities, which were accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” have primarily included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the company established reserves, primarily for severance and excess facilities. In accordance with EITF Issue No. 95-3, the company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet. No accrued acquisition expenses have been established for 2008 acquisitions.

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

The changes in accrued acquisition expenses for acquisitions completed prior to 2008 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2007	$3.6	$5.5	$0.4	$9.5
Reserves established	0.1	0.4	—	0.5
Payments	(0.5)	(0.6)	(0.1)	(1.2)
Currency translation	—	0.2	—	0.2

Balance at March 29, 2008	$3.2	$5.5	$0.3	$9.0

    The remaining amounts accrued for pre-2008 acquisitions include severance and facility obligations for various facility consolidations, primarily related to the company’s merger with Fisher Scientific International Inc. in November 2006. The amounts captioned as “other” primarily represent employee relocation, contract termination and other exit costs. The severance and other costs are expected to be paid in 2008. The abandoned facilities costs are expected to be paid over the remaining terms of the leases through 2010.

3.	Business Segment Information

The company’s continuing operations fall into two business segments: Analytical Technologies and Laboratory Products and Services. During the first quarter of 2008, the company transferred management responsibility and the related financial reporting and monitoring for several small product lines between segments. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect these transfers.

THERMO FISHER SCIENTIFIC INC.

3.	Business Segment Information (continued)

	Three Months Ended
	March 29,	March 31,
(In millions)	2008	2007

Revenues
Analytical Technologies	$1,087.4	$988.3
Laboratory Products and Services	1,568.4	1,433.5
Eliminations	(101.8)	(83.6)

Consolidated revenues	$2,554.0	$2,338.2

Operating Income
Analytical Technologies (a)	$228.7	$185.4
Laboratory Products and Services (a)	218.4	190.1

Subtotal reportable segments (a)	447.1	375.5

Cost of revenues charges	(0.6)	(36.4)
Restructuring and other costs, net	(4.9)	(7.4)
Amortization of acquisition-related intangible assets	(151.2)	(139.3)

Consolidated operating income	290.4	192.4
Other expense, net (b)	(12.8)	(26.7)

Income from continuing operations before provision for income taxes	$277.6	$165.7

Depreciation
Analytical Technologies	$21.8	$20.3
Laboratory Products and Services	25.8	25.7

Consolidated depreciation	$47.6	$46.0

(a)	Represents operating income before certain charges to cost of revenues; restructuring and other costs, net and amortization of acquisition-related intangibles.
(b)	The company does not allocate other income and expenses to its segments.

4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended
	March 29,	March 31,
(In millions)	2008	2007

Interest Income	$10.1	$8.9
Interest Expense	(30.4)	(37.2)
Other Items, Net	7.5	1.6

	$(12.8)	$(26.7)

THERMO FISHER SCIENTIFIC INC.

5.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 29,	March 31,
(In millions except per share amounts)	2008	2007

Income from Continuing Operations	$233.4	$138.8
Income from Discontinued Operations	—	0.1
Loss on Disposal of Discontinued Operations	(0.4)	—

Income Available to Common Shareholders	$233.0	$138.9

Basic Weighted Average Shares	417.5	420.1
Effect of:
Convertible debentures	14.7	11.7
Stock options, restricted stock awards and warrants	4.0	9.3

Diluted Weighted Average Shares	436.2	441.1

Basic Earnings per Share
Continuing operations	$.56	$.33
Discontinued operations	—	—

	$.56	$.33

Diluted Earnings per Share
Continuing operations	$.54	$.31
Discontinued operations	—	—

	$.53	$.31

Options to purchase 3.9 million and 5.9 million shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2008 and 2007, respectively, because their effect would have been antidilutive.

6.	Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represents certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the first quarter of 2008 and 2007, the company had comprehensive income of $355 million and $204 million, respectively.

THERMO FISHER SCIENTIFIC INC.

7.	Stock-based Compensation Expense

The components of pre-tax stock-based compensation are as follows:

	Three Months Ended
	March 29,	March 31,
(In millions)	2008	2007

Stock Option Awards	$6.7	$9.3
Restricted Share/Unit Awards	4.3	4.5

Total Stock-based Compensation Expense	$11.0	$13.8

Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended
	March 29,	March 31,
(In millions)	2008	2007

Cost of Revenues	$1.1	$1.3
Selling, General and Administrative Expenses	9.6	12.0
Research and Development Expenses	0.3	0.5

Total Stock-based Compensation Expense	$11.0	$13.8

No stock-based compensation expense has been capitalized in inventories due to immateriality.

Unrecognized compensation cost related to unvested stock options and restricted stock total approximately $90.4 million and $38.0 million, respectively, as of March 29, 2008, and is expected to be recognized over weighted average periods of 3 years and 2 years, respectively.

During the first quarter of 2008, the company made equity compensation grants to employees consisting of 370,000 restricted shares and options to purchase 3,642,000 shares.

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

	Three Months Ended
	March 29,	March 31,
(In millions)	2008	2007

Service Cost	$4.3	$4.1
Interest Cost on Benefit Obligation	14.5	13.9
Expected Return on Plan Assets	(15.8)	(14.6)
Amortization of Net Loss	0.4	0.9

Net Periodic Benefit Cost	$3.4	$4.3

Net periodic benefit costs for the company’s other postretirement benefit plans include the following components:

	Three Months Ended
	March 29,	March 31,
(In millions)	2008	2007

Service Cost	$0.2	$0.2
Interest Cost on Benefit Obligation	0.5	0.4

Net Periodic Benefit Cost	$0.7	$0.6

9.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements.

On January 1, 2008, the company adopted SFAS No. 157 as it pertains to financial assets and liabilities. In accordance with the provisions of FASB Staff Position 157-2, the company elected to defer the adoption of SFAS No. 157 relating to the fair value of non-financial assets and liabilities. The company is currently evaluating the impact, if any, of applying SFAS No. 157 to its non-financial assets and liabilities.

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 29, 2008. The company’s financial assets and liabilities are primarily comprised of investments in publicly traded securities, derivative contracts used to hedge the company’s currency risk, an interest rate swap, and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

THERMO FISHER SCIENTIFIC INC.

9.	Fair Value Measurements (continued)

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates, and yield curves.

Level 3: Inputs are unobservable data points that are not corroborated by market data.

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2008:

Description	March 29, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$259.8	$259.8	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	33.8	33.8	—	—
Cash surrender value of life insurance	18.7	—	18.7	—
Auction rate securities	9.0	—	9.0	—
Interest rate swap	4.0	—	4.0	—
Marketable equity securities	2.8	2.8	—	—
Derivatives	0.1	—	0.1	—

Total Assets	$328.2	$296.4	$31.8	$—

Liabilities
Derivatives	$3.9	$—	$3.9	$—

Total Liabilities	$3.9	$—	$3.9	$—

THERMO FISHER SCIENTIFIC INC.

10.	Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Three Months Ended
	March 29,	March 31,
(In millions)	2008	2007

Beginning Balance	$50.6	$45.5
Provision charged to income	10.7	12.2
Usage	(9.9)	(7.9)
Acquisitions/divestitures	(0.3)	0.5
Adjustments to previously provided warranties, net	(1.1)	0.5
Other, net (a)	2.3	0.5

Ending Balance	$52.3	$51.3

(a)	Primarily represents the effects of currency translation.

11.	Restructuring and Other Costs, Net

Restructuring costs in the first quarter of 2008 primarily included charges for restructuring plans initiated in prior periods to consolidate facilities and streamline operations.

During the first quarter of 2008, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.3	$0.3	$—	$0.6
Restructuring and Other Costs, Net	2.3	0.8	1.8	4.9

	$2.6	$1.1	$1.8	$5.5

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $2.6 million of net restructuring and other charges in 2008. The segment recorded charges to cost of revenues of $0.3 million, primarily for accelerated depreciation at facilities closing due to real estate consolidation, and $2.3 million of other costs, net. These other costs consisted of $3.1 million of cash costs, principally associated with facility consolidations and streamlining our operations, including $1.2 million of severance for 51 employees primarily in manufacturing, sales and service functions; $1.2 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods for costs that could not be recorded until incurred; and $0.7 million of other cash costs, primarily contract termination costs and relocation expenses associated with facility consolidations. These costs were partially offset by $0.7 million of gains associated with the sale of businesses prior to 2008.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

Laboratory Products and Services

The Laboratory Products and Services segment recorded $1.1 million of net restructuring and other charges in 2008. The segment recorded charges to cost of revenues of $0.3 million for the sale of inventories revalued at the date of acquisition; and $0.8 million of other costs, net, all of which were cash costs. These other costs consisted of $0.3 million of severance for 11 employees across all functions; $0.2 million of abandoned-facility costs; and $0.3 million of other cash costs, primarily relocation expenses.

Corporate

The company recorded $1.8 million of restructuring and other charges at its corporate office in 2008, all of which were cash costs, primarily for severance.

General

The following table summarizes the cash components of the company’s restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying 2008 statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.
(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2007 Restructuring Plans
Balance at December 31, 2007	$1.8	$—	$3.6	$0.6	$6.0
Costs incurred in 2008 (b)	0.5	—	0.4	0.1	1.0
Reserves reversed	(0.1)	—	—	—	(0.1)
Payments	(0.9)	—	(0.7)	(0.1)	(1.7)
Currency translation	0.1	—	—	0.1	0.2

Balance at March 29, 2008	$1.4	$—	$3.3	$0.7	$5.4

2007 Restructuring Plans
Balance at December 31, 2007	$9.2	$1.5	$1.1	$1.6	$13.4
Costs incurred in 2008 (b)	1.9	0.3	1.3	0.4	3.9
Reserves reversed	(0.4)	(0.3)	—	—	(0.7)
Payments	(3.1)	(0.1)	(0.9)	(0.5)	(4.6)
Currency translation	0.6	0.1	0.1	0.2	1.0

Balance at March 29, 2008	$8.2	$1.5	$1.6	$1.7	$13.0

2008 Restructuring Plans
Costs incurred in 2008 (b)	$1.0	$—	$—	$0.5	$1.5
Payments	(0.8)	—	—	(0.4)	(1.2)

Balance at March 29, 2008	$0.2	$—	$—	$0.1	$0.3

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Excludes non-cash items including $0.7 million of gains associated with the sale of businesses in the Analytical Technologies segment.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

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

For product liability, workers compensation and other personal injury matters, the company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated, including estimated defense costs. The company records estimated amounts due from insurers as an asset. Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. For example, there are pending lawsuits with certain of Fisher’s insurers concerning which state’s laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $75 million would require an adjustment that could be material to the company’s results of operations. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectibility of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

The company is currently involved in various stages of investigation and remediation related to environmental matters, principally at businesses acquired in the merger with Fisher. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of permit requirements and installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The

THERMO FISHER SCIENTIFIC INC.

12.	Litigation and Related Contingencies (continued)

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

Management believes that its reserves for environmental matters are adequate for the remediation costs the company expects to incur. As a result, the company believes that the ultimate liability with respect to environmental remediation matters will not have a material adverse effect on the company’s financial position, results of operations or cash flows. However, the company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows. Although these environmental remediation liabilities do not include third-party recoveries, the company may be able to bring indemnification claims against third parties for liabilities relating to certain sites.

13.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The company adopted SFAS No. 159 beginning January 1, 2008. Adoption of the standard did not result in any change in the valuation of the company’s assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the company in 2009. The company does not expect a material effect from adoption of this standard.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part II, Item 1A of this report on Form 10-Q.

Overview of Results of Operations and Liquidity

The company develops, manufactures and sells a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own technologies and by making strategic acquisitions of complementary businesses. The company’s continuing operations fall into two business segments: Analytical Technologies and Laboratory Products and Services. During the first quarter of 2008, the company transferred management responsibility and related financial reporting and monitoring for several small product lines between segments. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect these transfers.

Revenues
	Three Months Ended
(Dollars in millions)	March 29, 2008		March 31, 2007

Analytical Technologies	$1,087.4	42.6%	$988.3	42.3%
Laboratory Products and Services	1,568.4	61.4%	1,433.5	61.3%
Eliminations	(101.8)	(4.0)%	(83.6)	(3.6)%

	$2,554.0	100%	$2,338.2	100%

Sales in the first quarter of 2008 were $2.55 billion, an increase of $216 million from the first quarter of 2007. Aside from the effects of acquisitions, divestitures and currency translation (discussed in total and by segment below), revenues increased over 2007 revenues by $89 million due to higher revenues at existing businesses as a result of increased demand, discussed below, and, to a lesser extent, price increases.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2007. The principal acquisitions included La-Pha-Pack, a manufacturer and provider of chromatography consumables and related accessories in December 2007; Priority Solutions International, a third-party provider to the pharmaceutical and healthcare industries in October 2007; NanoDrop Technologies, Inc., a supplier of UV-Vis spectrophotometry and fluorescence scientific instruments in October 2007 and Qualigens Fine Chemicals, a chemical manufacturer and supplier in September 2007.

THERMO FISHER SCIENTIFIC INC.

Overview of Results of Operations and Liquidity (continued)

In the first quarter of 2008, the company’s operating income and operating income margin were $290 million and 11.4%, respectively, compared with $192 million and 8.2%, respectively, in 2007. (Operating income margin is operating income divided by revenues.) The increase in operating income was due to higher profitability at existing businesses resulting from incremental revenues including price increases, merger integration savings and productivity improvements including material sourcing and lower operating costs following restructuring actions. The increase also resulted from $38 million of lower restructuring and other charges in 2008, principally due to lower merger-related cost of revenues charges. These increases were offset in part by a $12 million increase in amortization expense as a result of acquisition-related intangible assets from 2007 acquisitions.

The company’s effective tax rate was 15.9% and 16.2% in the first quarter of 2008 and 2007, respectively. The tax provision in the first quarter of 2008 was favorably affected by $9.6 million or 3.4 percentage points resulting from the impact on deferred tax balances of enacted reductions in tax rates in Switzerland. Aside from the impact of this item, the tax rate was unfavorably affected by an increase in income in higher tax jurisdictions.

Income from continuing operations increased to $233 million in the first quarter of 2008, from $139 million in the first quarter of 2007, primarily due to the items discussed above that increased operating income in 2008, offset in part by lower interest expense and higher other income, discussed below.

During the first quarter of 2008, the company’s cash flow from operations totaled $243 million, compared with $219 million for the first quarter of 2007. The increase resulted from improved cash flow at existing businesses offset in part by an increase in working capital items.

As of March 29, 2008, the company’s outstanding debt totaled $2.20 billion, of which approximately 93% is due in 2010 and thereafter. The company expects that its existing cash and short-term investments of $748 million as of March 29, 2008, and the company’s future cash flow from operations together with available unsecured borrowing capacity of up to $955 million under its existing 5-year revolving credit agreement, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the company’s Form 10-K for 2007, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company’s critical accounting policies during the first three months of 2008.

Results of Operations

First Quarter 2008 Compared With First Quarter 2007

Continuing Operations

Sales in the first quarter of 2008 were $2.55 billion, an increase of $216 million from the first quarter of 2007. Sales increased $41 million due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $86 million in 2008. Aside from the effect of acquisitions, net of divestitures, and currency translation, revenues increased $89 million primarily due to increased demand and, to a lesser extent, price increases, as described by segment below. Growth was strong in Asia, moderate in North America and approximately flat in Europe, following a strong first quarter 2007 in Europe.

THERMO FISHER SCIENTIFIC INC.

First Quarter 2008 Compared With First Quarter 2007 (continued)

In the first quarter of 2008, operating income and operating income margin were $290 million and 11.4%, respectively, compared with $192 million and 8.2%, respectively, in the first quarter of 2007. The increase in operating income was due to higher profitability at existing businesses resulting from incremental revenues including price increases, merger integration savings and productivity improvements including material sourcing and lower operating costs following restructuring actions. The increase also resulted from $38 million of lower restructuring and other charges in 2008, principally due to lower merger-related cost of revenues charges. These increases were offset in part by a $12 million increase in amortization expense as a result of acquisition-related intangible assets from 2007 acquisitions.

In the first quarter of 2008, the company recorded restructuring and other costs, net, of $5.5 million, including $0.6 million of charges to cost of revenues, related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $5.6 million of cash costs primarily for severance and abandoned facility expenses at businesses that have been consolidated and recorded $0.7 million of gains associated with the sale of businesses prior to 2008 (Note 11). In the first quarter of 2007, the company recorded restructuring and other costs, net, of $43.8 million, including $36.4 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $7.3 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated as well as merger-related costs.

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

	Three Months Ended
	March 29,	March 31,
(Dollars in millions)	2008	2007	Change

Revenues
Analytical Technologies	$1,087.4	$988.3	10%
Laboratory Products and Services	1,568.4	1,433.5	9%
Eliminations	(101.8)	(83.6)

Consolidated Revenues	$2,554.0	$2,338.2	9%

Operating Income
Analytical Technologies	$228.7	$185.4	23%
Laboratory Products and Services	218.4	190.1	15%

Subtotal Reportable Segments	447.1	375.5	19%

Cost of Revenues Charges	(0.6)	(36.4)
Restructuring and Other Costs, Net	(4.9)	(7.4)
Amortization of Acquisition-related Intangible Assets	(151.2)	(139.3)

Consolidated Operating Income	$290.4	$192.4	51%

THERMO FISHER SCIENTIFIC INC.

First Quarter 2008 Compared With First Quarter 2007 (continued)

   Analytical Technologies
	Three Months Ended
	March 29,	March 31,
(Dollars in millions)	2008	2007	Change

Revenues	$1,087.4	$988.3	10%

Operating Income Margin	21.0%	18.8%	2.2 pts.

Sales in the Analytical Technologies segment increased $99 million to $1.09 billion in the first quarter of 2008. Sales increased $15 million due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $45 million in 2008. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $39 million primarily due to higher demand and, to a lesser extent, increased prices. Growth was particularly strong in sales of mass spectrometry instruments, microbiology products and environmental monitoring instruments.

Operating income margin was 21.0% in the first quarter of 2008 and 18.8% in the first quarter of 2007. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including material sourcing and lower operating costs following restructuring actions.

   Laboratory Products and Services
	Three Months Ended
	March 29,	March 31,
(Dollars in millions)	2008	2007	Change

Revenues	$1,568.4	$1,433.5	9%

Operating Income Margin	13.9%	13.3%	0.6 pts.

Sales in the Laboratory Products and Services segment increased $135 million to $1.57 billion in the first quarter of 2008. Sales increased $31 million due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $40 million in 2008. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $64 million primarily due to higher demand and, to a lesser extent, increased prices. Sales made through the segment’s research market and healthcare market channels and revenues from the company’s biopharma outsourcing offerings were particularly strong. The segment’s results were unfavorably affected by lower sales made through its safety market channel. The safety market channel sales are in part dependent on expenditures for homeland security that vary based on government spending priorities. Sales of safety market channel products were strong in the first quarter of 2007 but moderated thereafter.

Operating income margin increased to 13.9% in the first quarter of 2008 from 13.3% in the first quarter of 2007, primarily due to profit on incremental revenue and, to a lesser extent, price increases and productivity improvements, including material sourcing and lower operating costs following restructuring actions.

THERMO FISHER SCIENTIFIC INC.

First Quarter 2008 Compared With First Quarter 2007 (continued)

Other Expense, Net

The company reported other expense, net, of $13 million and $27 million in the first quarter of 2008 and 2007, respectively (Note 4). Other expense, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income increased to $10 million in the first quarter of 2008 from $9 million in the same period of 2007, primarily due to higher invested cash balances from operating cash flow, offset in part by cash used to fund acquisitions and to repurchase the company’s common stock. Interest expense decreased to $30 million in the first quarter of 2008 from $37 million in the first quarter of 2007, primarily as a result of a reduction in short-term borrowings and, to a lesser extent, lower interest rates on variable rate debt. In August 2007, the FASB issued proposed guidance on accounting for convertible debt instruments that, if enacted, would increase the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. In March 2008, the FASB directed its staff to draft a final rule on this matter. The rule change would not affect the company’s cash interest payments. There can be no assurance at this time, however, as to the content of any final FASB rules on this topic. The company had $8 million of other income in the first quarter of 2008 compared with $2 million in the first quarter of 2007. The increase primarily resulted from net currency transaction gains.

Provision for Income Taxes

The company’s effective tax rate was 15.9% and 16.2% in the first quarter of 2008 and 2007, respectively. The tax provision in the first quarter of 2008 was favorably affected by $9.6 million or 3.4 percentage points resulting from the impact on deferred tax balances of enacted reductions in tax rates in Switzerland. Aside from the impact of this item, the tax rate was unfavorably affected by an increase in income in higher tax jurisdictions.

Contingent Liabilities

At the first quarter end 2008, the company was contingently liable with respect to certain legal proceedings and related matters. As described under “Litigation and Related Contingencies” in Note 12, an unfavorable outcome in the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 was effective for the company’s monetary assets and liabilities in the first quarter of 2008 and for other assets and liabilities in 2009 (Note 9). The company is currently evaluating the potential impact on its disclosures concerning nonmonetary assets and liabilities of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The company adopted SFAS No. 159 beginning January 1, 2008. Adoption of the standard did not result in any change in the valuation of the company’s assets and liabilities.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all

THERMO FISHER SCIENTIFIC INC.

First Quarter 2008 Compared With First Quarter 2007 (continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the company in 2009. The company does not expect a material effect from adoption of this standard.

Liquidity and Capital Resources

Consolidated working capital was $2.08 billion at March 29, 2008, compared with $1.76 billion at December 31, 2007. The increase was primarily due to increases in accounts receivable, cash and, to a lesser extent, inventories. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $748 million at March 29, 2008 and $639 million at December 31, 2007.

First Quarter 2008

Cash provided by operating activities was $243 million during the first quarter of 2008. An increase in accounts receivable used cash of $96 million due to strong shipments in the last month of the first quarter of 2008. A reduction in current liabilities used cash of $68 million, primarily as a result of payment of annual incentive compensation. Cash of $45 million was used to replenish inventory levels following strong fourth quarter shipments.

During the first quarter of 2008, the primary investing activities of the company’s continuing operations included the purchase of property, plant and equipment. The company expended $54 million for purchases of property, plant and equipment.

The company’s financing activities used $68 million of cash during the first quarter of 2008, principally for the repurchase of $102 million of the company’s common stock, offset in part by proceeds of stock option exercises. The company had proceeds of $29 million from the exercise of employee stock options and $7 million of tax benefits from the exercise of stock options. As of March 29, 2008, no remaining Board of Directors’ authorization exists for future repurchases.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2008, such expenditures will approximate $230 - $250 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2007 and March 29, 2008.

The company believes that its existing resources, including cash and investments, future cash flow from operations and available borrowings under its existing revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

First Quarter 2007

Cash provided by operating activities was $219 million during the first quarter of 2007. A reduction in current liabilities used cash of $75 million, primarily as a result of payment of annual incentive compensation as well as $23 million of merger-related payments. Cash of $47 million was used to replenish inventory levels following strong fourth quarter shipments. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $13 million during the first quarter of 2007.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2007.

Item 4.           Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of March 29, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of March 29, 2008, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 29, 2008, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.

PART II — OTHER INFORMATION

Item 1A.        Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 18.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $8.72 and $1.33 billion, respectively, as of March 29, 2008. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

As of March 29, 2008, we had approximately $2.20 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $955 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the share repurchase activity for the company’s first quarter of 2008 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

January 1 – February 2	—	$—	—	$102.0
February 3 – March 1	1,770,319	56.49	1,770,319	2.0
March 2 – March 29	36,331	53.70	36,331	—

Total First Quarter	1,806,650	$56.43	1,806,650	$—

(1)
In February 2007, the company announced a repurchase program authorizing the purchase of up to $300 million of the company’s common stock in the open market or in negotiated transactions. On August 9, 2007, the company increased the existing authorization for the purchase of up to an additional $700 million of the company’s common stock in the open market or in negotiated transactions, which expires August 8, 2008. All of the shares of common stock repurchased by the company during the first quarter of 2008 were purchased under this program. As of March 29, 2008, no remaining authorization exists for future repurchases.

Item 6.           Exhibits

See Exhibit Index on page 34.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of May 2008.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Letter Agreement with Alex Stachtiaris dated March 10, 2008.

10.2
Letter Agreement dated March 5, 2008 between the Registrant and Marijn Dekkers (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2008 [File No. 1-8002] and incorporated in this document by reference).

10.3
Form of Thermo Fisher Scientific Inc.’s March 2008 Performance Restricted Stock Agreement for use in connection with the grant of performance restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to officers of the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 10, 2008 [File No. 1-8002] and incorporated in this document by reference).

10.4
Amended and Restated Employment Agreement between the Registrant and Marijn Dekkers dated April 7, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2008 [File No. 1-8002] and incorporated in this document by reference).

10.5
Letter Agreement dated April 7, 2008, between the Registrant and Marijn Dekkers (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2008 [File No. 1-8002] and incorporated  in this document by reference).

10.6
Letter Agreement dated April 7, 2008, between the Registrant and Marijn Dekkers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 10, 2008 [File No. 1-8002] and incorporated in this document by reference).

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