Form 10-Q
period 2008-06-28
THERMO FISHER SCIENTIFIC INC.
filed 2008-07-31
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

(mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 28, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 28, 2008
Common Stock, $1.00 par value	419,013,598

PART I — FINANCIAL INFORMATION

Item 1 .          Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	June 28,	December 31,
(In millions)	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$1,006.9	$625.1
Short-term investments, at quoted market value (amortized cost of $13.4 and $13.6)	13.5	14.1
Accounts receivable, less allowances of $48.3 and $49.5	1,599.1	1,450.0
Inventories:
Raw materials	348.4	316.5
Work in process	117.8	118.4
Finished goods	797.9	735.0
Deferred tax assets	167.9	195.8
Other current assets	248.0	210.4

	4,299.5	3,665.3

Property, Plant and Equipment, at Cost	1,851.6	1,716.5
Less: Accumulated depreciation and amortization	547.1	449.1

	1,304.5	1,267.4

Acquisition-related Intangible Assets, net of Accumulated Amortization of $1,187.5 and $877.8	6,950.2	7,157.8

Other Assets	408.5	403.7

Goodwill	8,718.3	8,713.2

	$21,681.0	$21,207.4

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)
(Unaudited)

	June 28,	December 31,
(In millions except share amounts)	2008	2007

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$145.3	$149.3
Accounts payable	653.0	676.9
Accrued payroll and employee benefits	265.3	295.1
Accrued income taxes	82.5	64.2
Deferred revenue	156.4	128.5
Other accrued expenses	577.6	587.6

	1,880.1	1,901.6

Deferred Income Taxes	2,200.0	2,279.9

Other Long-term Liabilities	486.4	491.7

Long-term Obligations	2,044.5	2,045.9

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 445,326,568 and 439,340,851 shares issued	445.3	439.3
Capital in excess of par value	12,386.5	12,283.4
Retained earnings	3,017.0	2,534.5
Treasury stock at cost, 26,312,970 and 24,102,880 shares	(1,282.1)	(1,157.3)
Accumulated other comprehensive items	503.3	388.4

	15,070.0	14,488.3

	$21,681.0	$21,207.4

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	June 28,	June 30,
(In millions except per share amounts)	2008	2007

Revenues	$2,709.6	$2,385.9

Costs and Operating Expenses:
Cost of revenues	1,621.5	1,449.3
Selling, general and administrative expenses	698.9	626.6
Research and development expenses	64.4	58.7
Restructuring and other costs (income), net	(5.4)	8.3

	2,379.4	2,142.9

Operating Income	330.2	243.0
Other Expense, Net	(22.7)	(20.7)

Income from Continuing Operations Before Provision for Income Taxes	307.5	222.3
Provision for Income Taxes	(61.2)	(34.4)

Income from Continuing Operations	246.3	187.9
Gain (Loss) on Disposal of Discontinued Operations (includes income tax provision of $1.9 and $1.8)	3.2	(24.0)

Net Income	$249.5	$163.9

Earnings per Share from Continuing Operations
Basic	$.59	$.44

Diluted	$.56	$.42

Earnings per Share
Basic	$.60	$.39

Diluted	$.57	$.37

Weighted Average Shares
Basic	418.0	424.0

Diluted	437.2	446.5

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	June 28,	June 30,
(In millions except per share amounts)	2008	2007

Revenues	$5,263.6	$4,724.1

Costs and Operating Expenses:
Cost of revenues	3,157.1	2,907.6
Selling, general and administrative expenses	1,360.0	1,246.9
Research and development expenses	126.4	118.5
Restructuring and other costs (income), net	(0.5)	15.7

	4,643.0	4,288.7

Operating Income	620.6	435.4
Other Expense, Net	(35.5)	(47.4)

Income from Continuing Operations Before Provision for Income Taxes	585.1	388.0
Provision for Income Taxes	(105.4)	(61.3)

Income from Continuing Operations	479.7	326.7
Income from Discontinued Operations (net of income tax provision of $0.1 in 2007)	—	0.1
Gain (Loss) on Disposal of Discontinued Operations (includes income tax provision of $1.9 and $1.8)	2.8	(24.0)

Net Income	$482.5	$302.8

Earnings per Share from Continuing Operations
Basic	$1.15	$.77

Diluted	$1.10	$.74

Earnings per Share
Basic	$1.15	$.72

Diluted	$1.10	$.68

Weighted Average Shares
Basic	417.8	422.0

Diluted	436.7	443.8

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 28,	June 30,
(In millions)	2008	2007

Operating Activities
Net income	$482.5	$302.8
Income from discontinued operations	—	(0.1)
(Gain) Loss on disposal of discontinued operations	(2.8)	24.0

Income from continuing operations	479.7	326.7

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	398.6	372.4
Change in deferred income taxes	(60.1)	(10.3)
Noncash equity compensation	27.7	26.1
Noncash charges for sale of inventories revalued at the date of acquisition	0.4	47.6
Tax benefits from exercised stock options	(12.2)	(17.0)
Other noncash expenses, net	6.4	18.8
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(101.3)	(41.7)
Inventories	(64.1)	(57.8)
Other assets	(20.3)	(25.6)
Accounts payable	(36.9)	(17.2)
Other liabilities	(19.1)	(60.7)
Contributions to retirement plans	(8.5)	(4.9)

Net cash provided by continuing operations	590.3	556.4
Net cash used in discontinued operations	(0.8)	(2.3)

Net cash provided by operating activities	589.5	554.1

Investing Activities
Acquisitions, net of cash acquired	(43.0)	(39.1)
Refund of acquisition purchase price	—	4.6
Proceeds from sale of business	3.5	—
Proceeds from sale of available-for-sale investments	0.6	1.7
Purchases of available-for-sale investments	(0.1)	(1.8)
Purchases of property, plant and equipment	(109.3)	(71.8)
Proceeds from sale of property, plant and equipment	5.5	14.1
Collection of notes receivable	—	48.2
Increase in other assets	(5.2)	(18.3)

Net cash used in continuing operations	(148.0)	(62.4)
Net cash provided by discontinued operations	0.4	28.8

Net cash used in investing activities	$(147.6)	$(33.6)

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 28,	June 30,
(In millions)	2008	2007

Financing Activities
Decrease in short-term notes payable	$(13.4)	$(452.5)
Purchases of company common stock	(102.0)	—
Net proceeds from issuance of company common stock	49.1	223.6
Tax benefits from exercised stock options	12.2	17.0
Redemption and repayment of long-term obligations	(2.2)	(8.7)

Net cash used in financing activities	(56.3)	(220.6)

Exchange Rate Effect on Cash of Continuing Operations	(3.8)	(16.1)

Increase in Cash and Cash Equivalents	381.8	283.8
Cash and Cash Equivalents at Beginning of Period	625.1	667.4

Cash and Cash Equivalents at End of Period	$1,006.9	$951.2

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$53.7	$39.8
Cash paid for acquired businesses	(31.5)	(30.8)

Liabilities assumed of acquired businesses	$22.2	$9.0

Conversion of subordinated convertible debentures	$—	$0.4

Issuance of restricted stock	$21.3	$0.2

Issuance of stock upon vesting of restricted stock units	$19.3	$16.1

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 2008, the results of operations for the three- and six-month periods ended June 28, 2008, and June 30, 2007, and the cash flows for the three- and six-month periods ended June 28, 2008, and June 30, 2007. Interim results are not necessarily indicative of results for a full year.

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

In the first six months of 2008, the Analytical Technologies segment acquired the intellectual property of an immunohistochemistry control slide business and an India-based manufacturer and distributor of analytical instruments serving the life sciences and environmental industries. The Laboratory Products and Services segment acquired a European-based distributor of laboratory instrumentation, equipment and consumables. Aggregate consideration was $32 million cash plus $8 million of assumed debt, and up to $4 million of additional future payments based on the achievement of specified milestones and operating results. The company also paid purchase price obligations, transaction costs and post-closing purchase price adjustments aggregating $11 million in the first six months of 2008, for several acquisitions completed prior to 2008.

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

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

The components of the preliminary purchase price allocation for 2008 acquisitions are as follows:

(In millions)	Total

Purchase Price:
Cash Paid Including Transaction Costs	$32.4
Debt Assumed	7.7
Cash Acquired	(0.9)

$39.2

Allocation:
Current assets	$19.1
Property, plant and equipment	6.1
Customer relationships	8.1
Product technology	3.3
Tradenames and other	6.3
Goodwill	10.6
Other assets	0.2
Liabilities assumed	(14.5)

$39.2

The company’s results for 2007 or 2008 would not have been materially different from its reported results had the company’s 2007 and 2008 acquisitions occurred at the beginning of 2007.

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

The changes in accrued acquisition expenses for acquisitions completed prior to 2008 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2007	$3.6	$5.5	$0.4	$9.5
Reserves established	0.1	0.4	—	0.5
Payments	(0.4)	(1.4)	(0.1)	(1.9)
Decrease recorded as a reduction in goodwill	(1.4)	(0.6)	(0.2)	(2.2)
Currency translation	—	(0.1)	—	(0.1)

Balance at June 28, 2008	$1.9	$3.8	$0.1	$5.8

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

The remaining amounts accrued for pre-2008 acquisitions include severance and facility obligations for various facility consolidations, primarily related to the company’s merger with Fisher Scientific International Inc. in November 2006. The amounts captioned as “other” primarily represent employee relocation, contract termination and other exit costs. The severance and other costs are expected to be paid through 2009. The abandoned facilities costs are expected to be paid over the remaining terms of the leases through 2010.

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

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In millions)	2008	2007	2008	2007

Revenues
Analytical Technologies	$1,160.6	$1,020.4	$2,248.0	$2,008.7
Laboratory Products and Services	1,656.4	1,449.7	3,224.8	2,883.2
Eliminations	(107.4)	(84.2)	(209.2)	(167.8)

Consolidated revenues	$2,709.6	$2,385.9	$5,263.6	$4,724.1

Operating Income
Analytical Technologies (a)	$245.1	$201.9	$473.8	$387.3
Laboratory Products and Services (a)	231.5	202.7	449.9	392.8

Subtotal reportable segments (a)	476.6	404.6	923.7	780.1

Cost of revenues charges	(0.2)	(11.2)	(0.8)	(47.6)
Restructuring and other income (costs), net	5.4	(8.3)	0.5	(15.7)
Amortization of acquisition-related intangible assets	(151.6)	(142.1)	(302.8)	(281.4)

Consolidated operating income	330.2	243.0	620.6	435.4
Other expense, net (b)	(22.7)	(20.7)	(35.5)	(47.4)

Income from continuing operations before provision for income taxes	$307.5	$222.3	$585.1	$388.0

Depreciation
Analytical Technologies	$22.5	$20.2	$44.3	$40.5
Laboratory Products and Services	25.7	24.8	51.5	50.5

Consolidated depreciation	$48.2	$45.0	$95.8	$91.0

(a)	Represents operating income before certain charges to cost of revenues; restructuring and other costs, net and amortization of acquisition-related intangibles.
(b)	The company does not allocate other income and expenses to its segments.

THERMO FISHER SCIENTIFIC INC.

4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In millions)	2008	2007	2008	2007

Interest Income	$15.1	$10.6	$25.2	$19.5
Interest Expense	(36.6)	(33.2)	(67.0)	(70.4)
Other Items, Net	(1.2)	1.9	6.3	3.5

	$(22.7)	$(20.7)	$(35.5)	$(47.4)

5.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In millions except per share amounts)	2008	2007	2008	2007

Income from Continuing Operations	$246.3	$187.9	$479.7	$326.7
Income from Discontinued Operations	—	—	—	0.1
Gain (Loss) on Disposal of Discontinued Operations	3.2	(24.0)	2.8	(24.0)

Income Available to Common Shareholders	$249.5	$163.9	$482.5	$302.8

Basic Weighted Average Shares	418.0	424.0	417.8	422.0
Effect of:
Convertible debentures	15.5	13.7	15.1	12.7
Stock options, restricted stock awards and warrants	3.7	8.8	3.8	9.1

Diluted Weighted Average Shares	437.2	446.5	436.7	443.8

Basic Earnings per Share
Continuing operations	$.59	$.44	$1.15	$.77
Discontinued operations	.01	(.06)	.01	(.06)

	$.60	$.39	$1.15	$.72

Diluted Earnings per Share
Continuing operations	$.56	$.42	$1.10	$.74
Discontinued operations	.01	(.05)	.01	(.05)

	$.57	$.37	$1.10	$.68

Options to purchase 0.8 million, 5.8 million, 2.3 million and 5.8 million shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2008 and 2007 and the first six months of 2008 and 2007, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

6.	Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the second quarter of 2008 and 2007, the company had comprehensive income of $242 million and $168 million, respectively. During the first six months of 2008 and 2007, the company had comprehensive income of $597 million and $372 million, respectively.

7.	Stock-based Compensation Expense

The components of pre-tax stock-based compensation are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In millions)	2008	2007	2008	2007

Stock Option Awards	$9.3	$8.3	$16.0	$17.6
Restricted Share/Unit Awards	7.4	4.0	11.7	8.5

Total Stock-based Compensation Expense	$16.7	$12.3	$27.7	$26.1

Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In millions)	2008	2007	2008	2007

Cost of Revenues	$0.9	$0.8	$2.0	$2.1
Selling, General and Administrative Expenses	15.3	10.9	24.9	22.9
Research and Development Expenses	0.5	0.6	0.8	1.1

Total Stock-based Compensation Expense	$16.7	$12.3	$27.7	$26.1

No stock-based compensation expense has been capitalized in inventories due to immateriality.

Unrecognized compensation cost related to unvested stock options and restricted stock totaled approximately $89 million and $32 million, respectively, as of June 28, 2008, and is expected to be recognized over weighted average periods of 2.9 years and 2.2 years, respectively.

During the first six months of 2008, the company made equity compensation grants to employees consisting of 387,000 restricted shares and options to purchase 4,156,000 shares.

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

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In millions)	2008	2007	2008	2007

Service Cost	$3.4	$4.1	$7.7	$8.2
Interest Cost on Benefit Obligation	14.3	14.0	28.8	27.9
Expected Return on Plan Assets	(15.9)	(14.7)	(31.7)	(29.3)
Amortization of Net Loss	0.4	0.9	0.8	1.8
Curtailment Gain	(18.5)	—	(18.5)	—
Special Termination Benefits	0.2	—	0.2	—

Net Periodic Benefit Cost (Income)	$(16.1)	$4.3	$(12.7)	$8.6

In April 2008, the company curtailed a defined benefit plan and, as a result, recorded a gain of $18.5 million.

Net periodic benefit costs for the company’s other postretirement benefit plans include the following components:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In millions)	2008	2007	2008	2007

Service Cost	$0.2	$0.2	$0.4	$0.4
Interest Cost on Benefit Obligation	0.5	0.4	1.0	0.8

Net Periodic Benefit Cost	$0.7	$0.6	$1.4	$1.2

9.	Fair Value Measurements

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

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended June 28, 2008. The company’s financial assets and liabilities are primarily comprised of investments in publicly traded securities, derivative contracts used to hedge the company’s currency risk, an interest rate swap, and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

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

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2008:

Description	June 28, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$529.8	$529.8	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	33.7	33.7	—	—
Cash surrender value of life insurance	18.2	—	18.2	—
Auction rate securities	7.9	—	7.9	—
Interest rate swap	1.0	—	1.0	—
Marketable equity securities	2.7	2.7	—	—
Derivatives	0.9	—	0.9	—

Total Assets	$594.2	$566.2	$28.0	$—

Liabilities
Derivatives	$0.7	$—	$0.7	$—

Total Liabilities	$0.7	$—	$0.7	$—

THERMO FISHER SCIENTIFIC INC.

10.	Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Six Months Ended
	June 28,	June 30,
(In millions)	2008	2007

Beginning Balance	$50.6	$45.5
Provision charged to income	19.2	21.8
Usage	(19.5)	(18.8)
Acquisitions/divestitures	—	0.6
Adjustments to previously provided warranties, net	(0.9)	—
Other, net (a)	1.8	1.1

Ending Balance	$51.2	$50.2

(a)	Primarily represents the effects of currency translation.

11.	Restructuring and Other Costs, Net

Restructuring costs in the first six months of 2008 primarily included charges for restructuring plans to consolidate facilities and streamline operations, offset by a gain from curtailing a pension plan.

During the second quarter of 2008, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.2	$—	$—	$0.2
Restructuring and Other Costs, Net	11.8	0.6	(17.8)	(5.4)

	$12.0	$0.6	$(17.8)	$(5.2)

During the first six months of 2008, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.5	$0.3	$—	$0.8
Restructuring and Other Costs, Net	14.1	1.4	(16.0)	(0.5)

	$14.6	$1.7	$(16.0)	$0.3

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $12.0 million of net restructuring and other charges in the second quarter of 2008. The segment recorded charges to cost of revenues of $0.2 million, primarily for accelerated depreciation at facilities closing due to real estate consolidation, and $11.8 million of other costs, net. These other costs consisted of $3.6 million of cash costs, principally associated with facility consolidations and streamlining operations, including $1.8 million of severance for 93 employees primarily in manufacturing, research and development functions; $0.4 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods for costs that could not be recorded until incurred; and $1.4 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment also recorded a loss of $5.0 million associated with a litigation-related matter assumed as part of the merger with Fisher in 2006 and a loss of $3.0 million on the sale of a business, as well as non-cash costs of $0.2 million for asset write downs at abandoned facilities.

In the first quarter of 2008, this segment recorded $2.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.3 million, primarily for accelerated depreciation at facilities closing due to real estate consolidation, and $2.3 million of other costs, net. These other costs consisted of $3.1 million of cash costs, principally associated with facility consolidations and streamlining our operations, including $1.2 million of severance for 51 employees primarily in manufacturing, sales and service functions; $1.2 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods for costs that could not be recorded until incurred; and $0.7 million of other cash costs, primarily contract termination costs and relocation expenses associated with facility consolidations. These costs were partially offset by $0.7 million of gains associated with the sale of businesses prior to 2008.

The principal restructuring actions in 2008 in the Analytical Technologies segment include consolidating bioprocess production operations into a new facility being built at a current site in Utah, as well as continuing the actions initiated prior to 2008 to cease manufacturing activities at plants in New Mexico, California and Denmark and transfer their operations to other sites.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $0.6 million of net restructuring and other charges in the second quarter of 2008. The segment recorded $2.4 million of cash costs, which consisted of $2.0 million of severance for 176 employees primarily in manufacturing; $0.2 million of abandoned-facility costs; and $0.2 million of other cash costs. These cash costs were partially offset by a $1.8 million gain on the sale of real estate in Holland.

In the first quarter of 2008, this segment recorded $1.1 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.3 million for the sale of inventories revalued at the date of acquisition; and $0.8 million of other costs, net, all of which were cash costs. These other costs consisted of $0.3 million of severance for 11 employees across all functions; $0.2 million of abandoned-facility costs; and $0.3 million of other cash costs, primarily relocation expenses.

The principal restructuring actions in 2008 in the Laboratory Products and Services segment include moving the manufacture of certain laboratory consumables products from existing facilities in California and New York to a new facility in Mexico, as well as continuing the move of a manufacturing site in France to Germany, which is a phased plan through mid-2009.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

Corporate

In April 2008, the company curtailed a defined benefit plan and, as a result, recorded a gain of $18.5 million.

The company recorded $0.7 million of restructuring and other charges at its corporate office in the second quarter of 2008, most of which were cash costs, primarily for severance.

In the first quarter of 2008, the company recorded $1.8 million of restructuring and other charges at its corporate office, all of which were cash costs, primarily for severance.

General

The following table summarizes the cash components of the company’s restructuring plans. The noncash components and other amounts reported as restructuring and other costs (income), net, in the accompanying 2008 statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2007 Restructuring Plans
Balance at December 31, 2007	$1.8	$—	$3.6	$0.6	$6.0
Costs incurred in 2008 (b)	0.6	—	0.7	0.1	1.4
Reserves reversed	(0.1)	—	—	—	(0.1)
Payments	(1.1)	—	(1.4)	(0.1)	(2.6)
Currency translation	0.1	—	0.2	—	0.3

Balance at June 28, 2008	$1.3	$—	$3.1	$0.6	$5.0

2007 Restructuring Plans
Balance at December 31, 2007	$9.2	$1.5	$1.1	$1.6	$13.4
Costs incurred in 2008 (b)	2.4	0.9	1.3	0.9	5.5
Reserves reversed	(0.4)	(0.4)	(0.1)	—	(0.9)
Payments	(4.8)	(1.3)	(1.0)	(1.5)	(8.6)
Currency translation	0.5	0.1	0.1	0.1	0.8

Balance at June 28, 2008	$6.9	$0.8	$1.4	$1.1	$10.2

2008 Restructuring Plans
Costs incurred in 2008 (b)	$4.8	$0.1	$0.2	$1.1	$6.2
Payments	(2.0)	—	(0.2)	(1.0)	(3.2)

Balance at June 28, 2008	$2.8	$0.1	$—	$0.1	$3.0

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)
Excludes non-cash items, including an $18.5 million gain on the curtailment of a pension plan in the U.S., a $5.0 million loss associated with a litigation-related matter assumed as part of the merger with Fisher in 2006, a $3.0 million loss related to the sale of a business, a $1.8 million gain on the sale of real estate and $0.3 million of other non-cash income, net.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2009; and abandoned-facility payments, over lease terms expiring through 2013.

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

There are various other lawsuits and claims pending against the company involving product liability, contract, commercial and other issues. In view of the company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

The company establishes a liability that is an estimate of amounts needed to pay damages in the future for events that have already occurred. The accrued liabilities are based on management’s judgment as to the probability of losses and, where applicable, actuarially determined estimates. The reserve estimates are adjusted as additional information becomes known or payments are made.

For product liability, workers compensation and other personal injury matters, the company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated, including estimated defense costs. The company records estimated amounts due from insurers as an asset. Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. For example, there are pending lawsuits with certain of Fisher’s insurers concerning which state’s laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $69 million would require an adjustment that could be material to the company’s results of operations. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectibility of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

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

THERMO FISHER SCIENTIFIC INC.

12.	Litigation and Related Contingencies (continued)

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

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP No. 14-1 is effective for the company beginning in 2009. Prior periods will be restated as if the new rule had been in effect in prior periods. Early adoption is not permitted. While the company’s cash payments for interest will not be affected, the adoption of FSP APB No. 14-1 will increase the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The company expects that annual interest expense will increase by approximately $23 million, which will unfavorably affect earnings per share by approximately $.03 per year following adoption of the rule.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for the company in 2009. The company does not expect a material effect from adoption of this rule.

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

Revenues
	Three Months Ended				Six Months Ended
(Dollars in millions)	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007

Analytical Technologies	$1,160.6	42.8%	$1,020.4	42.8%	$2,248.0	42.7%	$2,008.7	42.5%
Laboratory Products and Services	1,656.4	61.1%	1,449.7	60.8%	3,224.8	61.3%	2,883.2	61.0%
Eliminations	(107.4)	(3.9)%	(84.2)	(3.6)%	(209.2)	(4.0)%	(167.8)	(3.5)%

	$2,709.6	100%	$2,385.9	100%	$5,263.6	100%	$4,724.1	100%

Sales in the second quarter of 2008 were $2.71 billion, an increase of $324 million from the second quarter of 2007. Aside from the effects of acquisitions, divestitures and currency translation (discussed in total and by segment below), revenues increased over 2007 revenues by $183 million due to higher revenues at existing businesses as a result of increased demand, discussed below, and, to a lesser extent, price increases.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2008 and 2007. The principal acquisitions included La-Pha-Pack, a manufacturer and provider of chromatography consumables and related accessories in December 2007; Priority Solutions International, a third-party provider to the pharmaceutical and healthcare industries in October 2007; NanoDrop Technologies, Inc., a supplier of UV-Vis spectrophotometry and fluorescence scientific instruments in October 2007 and Qualigens Fine Chemicals, a chemical manufacturer and supplier in September 2007.

THERMO FISHER SCIENTIFIC INC.

Overview of Results of Operations and Liquidity (continued)

In the second quarter of 2008, the company’s operating income and operating income margin were $330 million and 12.2%, respectively, compared with $243 million and 10.2%, respectively, in 2007. (Operating income margin is operating income divided by revenues.) The increase in operating income was due to higher profitability at existing businesses resulting from incremental revenues including price increases, merger integration savings and productivity improvements including material sourcing and lower operating costs following restructuring actions. The increase also resulted from $14 million of lower restructuring and other costs in 2008, principally due to a gain in 2008 from the curtailment of a pension plan in the U.S. and $11 million of lower merger-related cost of revenues charges. These increases were offset in part by a $10 million increase in amortization expense as a result of acquisition-related intangible assets from 2007 and 2008 acquisitions.

The company’s effective tax rate was 19.9% and 15.5% in the second quarter of 2008 and 2007, respectively. The tax provision in the second quarter of 2008 was unfavorably affected by an increase in income in higher tax jurisdictions. The company currently expects its tax rate for the full year to be approximately 19% - 20%.

Income from continuing operations increased to $246 million in the second quarter of 2008, from $188 million in the second quarter of 2007, primarily due to the items discussed above that increased operating income in 2008, offset in part by the higher tax rate in 2008.

During the first six months of 2008, the company’s cash flow from operations totaled $590 million, compared with $554 million for the first six months of 2007. The increase resulted from improved cash flow at existing businesses offset in part by higher payments for income taxes and an increase in working capital items.

As of June 28, 2008, the company’s outstanding debt totaled $2.19 billion, of which approximately 93% is due in 2010 and thereafter. The company expects that its existing cash and short-term investments of $1.02 billion as of June 28, 2008, and the company’s future cash flow from operations together with available unsecured borrowing capacity of up to $942 million under its existing 5-year revolving credit agreement, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the company’s Form 10-K for 2007, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company’s critical accounting policies during the first six months of 2008.

Results of Operations

Second Quarter 2008 Compared With Second Quarter 2007

Continuing Operations

Sales in the second quarter of 2008 were $2.71 billion, an increase of $324 million from the second quarter of 2007. The favorable effects of currency translation resulted in an increase in revenues of $90 million in 2008. Sales increased $51 million due to acquisitions, net of divestitures. Aside from the effect of currency translation and acquisitions, net of divestitures, revenues increased $183 million primarily due to increased demand and, to a lesser extent, price increases, as described by segment below. Growth was very strong in Asia, strong in North America and modest in Europe.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2008 Compared With Second Quarter 2007 (continued)

In the second quarter of 2008, operating income and operating income margin were $330 million and 12.2%, respectively, compared with $243 million and 10.2%, respectively, in the second quarter of 2007. The increase in operating income was due to higher profitability at existing businesses resulting from incremental revenues including price increases, merger integration savings and productivity improvements including material sourcing and lower operating costs following restructuring actions. The increase also resulted from $14 million of lower restructuring and other costs in 2008, principally due to a gain in 2008 from the curtailment of a pension plan in the U.S. and $11 million of lower merger-related cost of revenues charges. These increases were offset in part by a $10 million increase in amortization expense as a result of acquisition-related intangible assets from 2007 and 2008 acquisitions.

In the second quarter of 2008, the company recorded restructuring and other income, net, of $5 million. The company incurred $7 million of cash costs primarily for severance and abandoned facility expenses at businesses that have been or are being consolidated and recorded a loss of $5 million associated with a litigation-related matter assumed as part of the merger with Fisher Scientific in 2006 and a loss of $3 million from the sale of a business. These losses were more than offset by an $18 million gain on the curtailment of a pension plan in the U.S. and a $2 million gain on the sale of real estate (Note 11). In the second quarter of 2007, the company recorded restructuring and other costs, net, of $19 million, including $11 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $8 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated as well as merger-related costs.

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

	Three Months Ended
	June 28,	June 30,
(Dollars in millions)	2008	2007	Change

Revenues
Analytical Technologies	$1,160.6	$1,020.4	14%
Laboratory Products and Services	1,656.4	1,449.7	14%
Eliminations	(107.4)	(84.2)

Consolidated Revenues	$2,709.6	$2,385.9	14%

Operating Income
Analytical Technologies	$245.1	$201.9	21%
Laboratory Products and Services	231.5	202.7	14%

Subtotal Reportable Segments	476.6	404.6	18%

Cost of Revenues Charges	(0.2)	(11.2)
Restructuring and Other Income (Costs), Net	5.4	(8.3)
Amortization of Acquisition-related Intangible Assets	(151.6)	(142.1)

Consolidated Operating Income	$330.2	$243.0	36%

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2008 Compared With Second Quarter 2007 (continued)

   Analytical Technologies
	Three Months Ended
	June 28,	June 30,
(Dollars in millions)	2008	2007	Change

Revenues	$1,160.6	$1,020.4	14%

Operating Income Margin	21.1%	19.8%	1.3 pts.

Sales in the Analytical Technologies segment increased $140 million to $1.16 billion in the second quarter of 2008. The favorable effects of currency translation resulted in an increase of $50 million in 2008. Sales increased $10 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $80 million primarily due to higher demand and, to a lesser extent, increased prices. The higher demand was due, in part, to the introduction of new products. Growth was particularly strong in sales of scientific instruments and specialty diagnostics.

Operating income margin was 21.1% in the second quarter of 2008 and 19.8% in the second quarter of 2007. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including material sourcing and lower operating costs following restructuring actions.

   Laboratory Products and Services
	Three Months Ended
	June 28,	June 30,
(Dollars in millions)	2008	2007	Change

Revenues	$1,656.4	$1,449.7	14%

Operating Income Margin	14.0%	14.0%	— pts.

Sales in the Laboratory Products and Services segment increased $207 million to $1.66 billion in the second quarter of 2008. Sales increased $47 million due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase of $40 million in 2008. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $120 million primarily due to higher demand and, to a lesser extent, increased prices. Sales made through the segment’s research market and healthcare market channels and revenues from the company’s biopharma services were particularly strong.

In July 2008, the company and a customer of its healthcare market channel extended an existing agreement for two years through 2010. Under the revised agreement, the company expects its sales volume to the customer to decrease from prior comparative periods by approximately $20 million over the remainder of 2008 and by approximately $60 million in 2009 for a total annualized decrease in revenues of approximately $80 million from present levels.

Operating income margin was 14.0% in the second quarters of both 2008 and 2007. Improvements driven primarily by profit on incremental revenue and, to a lesser extent, price increases and productivity improvements, including material sourcing and lower operating costs following restructuring actions, were offset by material cost inflation, particularly affecting commodities such as raw resin, steel and plastics as well as higher fuel and freight costs.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2008 Compared With Second Quarter 2007 (continued)

Other Expense, Net

The company reported other expense, net, of $23 million and $21 million in the second quarter of 2008 and 2007, respectively (Note 4). Other expense, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. See discussion below concerning a recent accounting pronouncement that will increase non-cash interest expense in 2009.

Provision for Income Taxes

The company’s effective tax rate was 19.9% and 15.5% in the second quarter of 2008 and 2007, respectively. The tax provision in the second quarter of 2008 was unfavorably affected by an increase in income in higher tax jurisdictions. The company expects its tax rate for the full year to be approximately 19% - 20%.

Contingent Liabilities

At the second quarter end 2008, the company was contingently liable with respect to certain legal proceedings and related matters. As described under “Litigation and Related Contingencies” in Note 12, an unfavorable outcome in the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 was effective for the company’s monetary assets and liabilities in the first quarter of 2008 and for non-financial assets and liabilities in 2009 (Note 9). The company is currently evaluating the potential impact on its methodologies for determining fair value and on its disclosures concerning nonmonetary assets and liabilities of adopting SFAS No. 157.

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

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2008 Compared With Second Quarter 2007 (continued)

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

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP No. 14-1 is effective for the company beginning in 2009. Prior periods will be restated as if the new rule had been in effect in prior periods. Early adoption is not permitted. While the company’s cash payments for interest will not be affected, the adoption of FSP APB No. 14-1 will increase the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The company expects that annual interest expense will increase by approximately $23 million, which will unfavorably affect earnings per share by approximately $.03 per year following adoption of the rule.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for the company in 2009. The company does not expect a material effect from adoption of this rule.

Discontinued Operations

During the second quarter of 2008, the company recorded the reversal of a reserve on a note receivable related to a business divested in 2003, resulting in an after-tax gain of $3 million. The note was collected in July 2008.

In the second quarter of 2007, the company recorded a non-cash impairment charge of $27 million on a business held for sale. The loss primarily represented the carrying value of the business in excess of the estimated disposal value. During the second quarter of 2007, the company received additional proceeds relating to a sale of a business divested in 2000 and recorded an after-tax gain of $3 million.

First Six Months 2008 Compared With First Six Months 2007

Continuing Operations

Sales in the first six months of 2008 were $5.26 billion, an increase of $540 million from the first six months of 2007. The favorable effects of currency translation resulted in an increase in revenues of $176 million in 2008. Sales increased $92 million due to acquisitions, net of divestitures. Aside from the effect of currency translation and acquisitions, net of divestitures, revenues increased $272 million primarily due to increased demand and, to a lesser extent, price increases, as described by segment below. Growth was very strong in Asia, strong in North America and modest in Europe.

In the first six months of 2008, operating income and operating income margin were $621 million and 11.8%, respectively, compared with $435 million and 9.2%, respectively, in the first six months of 2007. The increase in operating income was due to higher profitability at existing businesses resulting from incremental revenues including price increases, merger integration savings and productivity improvements including material sourcing and lower operating costs following restructuring actions. The increase also resulted from $16 million of lower restructuring and other costs in 2008, principally due to a curtailment gain in 2008 associated with a pension plan in the U.S. and from $47 million of lower merger-related cost of revenues charges. These increases were offset in part by a $21 million increase in amortization expense as a result of acquisition-related intangible assets from 2007 and 2008 acquisitions.

THERMO FISHER SCIENTIFIC INC.

First Six Months 2008 Compared With First Six Months 2007 (continued)

In the first six months of 2008, the company recorded restructuring and other costs, net, of $0.3 million, including $0.8 million of charges to cost of revenues, related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $12 million of cash costs primarily for severance and abandoned facility expenses at businesses that have been or are being consolidated and recorded a $5 million loss from a litigation-related matter assumed as part of the merger with Fisher in 2006 and a $3 million loss on the sale of a business. These charges were offset by an $18 million gain on the curtailment of a pension plan in the U.S. and a $2 million gain on the sale of real estate (Note 11). In the first six months of 2007, the company recorded restructuring and other costs, net, of $63 million, including $48 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $15 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated as well as merger-related costs.

Segment Results

	Six Months Ended
	June 28,	June 30,
(Dollars in millions)	2008	2007	Change

Revenues
Analytical Technologies	$2,248.0	$2,008.7	12%
Laboratory Products and Services	3,224.8	2,883.2	12%
Eliminations	(209.2)	(167.8)

Consolidated Revenues	$5,263.6	$4,724.1	11%

Operating Income
Analytical Technologies	$473.8	$387.3	22%
Laboratory Products and Services	449.9	392.8	15%

Subtotal Reportable Segments	923.7	780.1	18%

Cost of Revenues Charges	(0.8)	(47.6)
Restructuring and Other Costs, Net	0.5	(15.7)
Amortization of Acquisition-related Intangible Assets	(302.8)	(281.4)

Consolidated Operating Income	$620.6	$435.4	43%

   Analytical Technologies
	Six Months Ended
	June 28,	June 30,
(Dollars in millions)	2008	2007	Change

Revenues	$2,248.0	$2,008.7	12%

Operating Income Margin	21.1%	19.3%	1.8 pts.

THERMO FISHER SCIENTIFIC INC.

First Six Months 2008 Compared With First Six Months 2007 (continued)

Sales in the Analytical Technologies segment increased $239 million to $2.25 billion in the first six months of 2008. The favorable effects of currency translation resulted in an increase of $95 million in 2008. Sales increased $25 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $119 million primarily due to higher demand and, to a lesser extent, increased prices. The higher demand was due, in part, to the introduction of new products. Growth was particularly strong in sales of scientific instruments, specialty diagnostics and environmental monitoring instruments.

Operating income margin was 21.1% in the first six months of 2008 and 19.3% in the first six months of 2007. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including material sourcing and lower operating costs following restructuring actions.

   Laboratory Products and Services
	Six Months Ended
	June 28,	June 30,
(Dollars in millions)	2008	2007	Change

Revenues	$3,224.8	$2,883.2	12%

Operating Income Margin	14.0%	13.6%	0.4 pts.

Sales in the Laboratory Products and Services segment increased $342 million to $3.22 billion in the first six months of 2008. The favorable effects of currency translation resulted in an increase of $80 million in 2008. Sales increased $78 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $184 million primarily due to higher demand and, to a lesser extent, increased prices. Sales made through the segment’s research market and healthcare market channels and revenues from the company’s biopharma services were particularly strong. These increases in revenue were offset in part by lower sales made through the segment’s safety market channel although comparative sales were approximately flat in the second quarter of 2008. The safety market channel sales are in part dependent on expenditures for homeland security that vary based on government spending priorities.

Operating income margin increased to 14.0% in the first six months of 2008 from 13.6% in the first six months of 2007, primarily due to profit on incremental revenue and, to a lesser extent, price increases and productivity improvements, including material sourcing and lower operating costs following restructuring actions, offset in part by the impact of inflation on commodities such as raw resin, steel and plastics as well as higher fuel and freight costs.

Other Expense, Net

The company reported other expense, net, of $36 million and $47 million in the first six months of 2008 and 2007, respectively (Note 4). The decrease was primarily due to a $6 million increase in interest income as a result of higher invested cash balances from operating cash flow, offset in part by cash used to fund acquisitions and to repurchase the company’s common stock. The increase also resulted from higher net currency transaction gains in 2008.

Provision for Income Taxes

The company’s effective tax rate was 18.0% and 15.8% in the first six months of 2008 and 2007, respectively. The tax provision in the first six months of 2008 was favorably affected by $9.6 million or 1.6 percentage points resulting from the impact on deferred tax balances of enacted reductions in tax rates in Switzerland. Aside from the impact of this item, the tax rate was unfavorably affected by an increase in income in higher tax jurisdictions.

THERMO FISHER SCIENTIFIC INC.

First Six Months 2008 Compared With First Six Months 2007 (continued)

Discontinued Operations

During the second quarter of 2008, the company recorded the reversal of a reserve on a note receivable related to a business divested in 2003, resulting in an after-tax gain of $3 million. The note was collected in July 2008.

In the second quarter of 2007, the company recorded a non-cash impairment charge of $27 million on a business held for sale. The loss primarily represented the carrying value of the business in excess of the estimated disposal value. During the second quarter of 2007, the company received additional proceeds relating to a sale of a business divested in 2000 and recorded an after-tax gain of $3 million.

Liquidity and Capital Resources

Consolidated working capital was $2.42 billion at June 28, 2008, compared with $1.76 billion at December 31, 2007. The increase was primarily due to increases in accounts receivable, cash and, to a lesser extent, inventories. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $1.02 billion at June 28, 2008 and $639 million at December 31, 2007.

First Six Months 2008

Cash provided by operating activities was $590 million during the first six months of 2008. Increases in accounts receivable and inventories used cash of $101 million and $64 million, respectively, representing working capital increases associated with the growth in revenues. Cash payments for income taxes totaled $136 million in the first six months of 2008 compared with $59 million in the 2007 period, primarily as a result of no longer having tax loss carryforwards in the U.S.

During the first six months of 2008, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $43 million for acquisitions and $109 million for purchases of property, plant and equipment.

The company’s financing activities used $56 million of cash during the first six months of 2008, principally for the repurchase of $102 million of the company’s common stock and repayment of $16 million of debt, offset in part by proceeds of stock option exercises. The company had proceeds of $49 million from the exercise of employee stock options and $12 million of tax benefits from the exercise of stock options. As of June 28, 2008, no remaining Board of Directors’ authorization exists for future repurchases.

In the third quarter of 2008, through July 31, 2008, the company acquired businesses for aggregate cash consideration of approximately $79 million.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2008, such expenditures will approximate $230 - $250 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2007 and June 28, 2008.

The company believes that its existing resources, including cash and investments, future cash flow from operations and available borrowings under its existing revolving credit facilities, are sufficient to meet the working capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

First Six Months 2007

Cash provided by operating activities was $554 million during the first six months of 2007. A reduction in other current liabilities used cash of $61 million, primarily as a result of payment of annual incentive compensation as well as $51 million of merger-related payments. Cash payments for income taxes, net of refunds, totaled $59 million in the first six months of 2007. Cash of $58 million was used to replenish inventory levels following strong fourth quarter shipments. Payments for restructuring actions of the company’s continuing operations, principally severance, lease costs and other expenses of real estate consolidation, used cash of $23 million during the first six months of 2007.

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

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of June 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of June 28, 2008, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 28, 2008, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

It may be difficult for us to implement our strategies for improving internal growth. Some of the markets in which we compete have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:

•	finding new markets for our products;

•	developing new applications for our technologies;

•	combining sales and marketing operations in appropriate markets to compete more effectively;

•	allocating research and development funding to products with higher growth prospects;

•	continuing key customer initiatives;

•	expanding our service offerings;

•	strengthening our presence in selected geographic markets; and

•	continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our breadth in product offerings.

We may not be able to successfully implement these strategies, and these strategies may not result in the growth of our business.

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $8.72 and $1.33 billion, respectively, as of June 28, 2008. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

We may be unable to adjust to rapid changes in the healthcare industry, some of which could adversely affect our business.

The healthcare industry has undergone significant changes in an effort to reduce costs. These changes include:

•	development of large and sophisticated groups purchasing medical and surgical supplies;

•	wider implementation of managed care;

•	legislative healthcare reform;

•	consolidation of pharmaceutical companies;

•	increased outsourcing of certain activities, including to low-cost offshore locations; and

•	consolidation of distributors of pharmaceutical, medical and surgical supplies.

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

As of June 28, 2008, we had approximately $2.19 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $942 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

Item 4.	Submission of Matters to a Vote of Security Holders

At the company’s Annual Meeting of Stockholders held on May 20, 2008, the stockholders elected a class of three incumbent directors, Scott M. Sperling, Bruce L. Koepfgen and Michael E. Porter, to a three-year term expiring at the 2011 Annual Meeting of Stockholders. In addition, the stockholders approved the adoption of the Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan and the Thermo Fisher Scientific Inc. 2008 Annual Incentive Award Plan and ratified the selection by the Audit Committee of the company’s Board of Directors of PricewaterhouseCoopers LLP as the company’s independent auditors for the fiscal year ending December 31, 2008. The results of the votes for each of these proposals were as follows:

Proposal 1 — Election of three directors, constituting the class of directors to be elected for a three-year term expiring in 2011:

	For	Against	Abstained	Broker Non-Votes

Scott M. Sperling	348,859,804	18,092,169	4,286,046	4,578
Bruce L. Koepfgen	350,902,727	16,012,559	4,322,732	4,579
Michael E. Porter	345,100,824	21,849,307	4,287,891	4,575

THERMO FISHER SCIENTIFIC INC.

Item 4.	Submission of Matters to a Vote of Security Holders (continued)

Proposal 2 — Approval and adoption of the Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan:

For	Against	Abstained	Broker Non-Votes

282,222,575	56,685,728	4,441,288	27,893,006

Proposal 3 — Approval and adoption of the Thermo Fisher Scientific Inc. 2008 Annual Incentive Award Plan:

For	Against	Abstained	Broker Non-Votes

351,990,116	13,413,730	4,636,101	1,202,650

Proposal 4 — Ratification of selection by the Audit Committee of the company’s Board of Directors of PricewaterhouseCoopers LLP as the company’s independent auditors for the fiscal year ending December 31, 2008:

For	Against	Abstained	Broker Non-Votes

362,322,452	3,325,104	4,392,398	1,202,643

Item 6.	Exhibits

See Exhibit Index on page 39.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 31st day of July 2008.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Bylaws of the company, as amended and effective as of May 15, 2008.

10.1	Form of Thermo Fisher Scientific Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans to directors of the Registrant.

10.2
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).

10.3
Thermo Fisher Scientific Inc. 2008 Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).

10.4
Form of Executive Change in Control Retention Agreement for Officers dated May 15, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).

10.5
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).

10.6
Stock Option Agreement dated May 15, 2008 between the Registrant and Marc Casper (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).

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