Form 10-Q
period 2008-09-27
THERMO FISHER SCIENTIFIC INC.
filed 2008-10-30
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 27, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 27, 2008
Common Stock, $1.00 par value	420,214,412

PART I — FINANCIAL INFORMATION

Item 1 .          Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	September 27,	December 31,
(In millions)	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$1,240.3	$625.1
Short-term investments, at quoted market value (amortized cost of $10.8 and $13.6)	9.2	14.1
Accounts receivable, less allowances of $45.6 and $49.5	1,543.4	1,450.0
Inventories:
Raw materials	330.1	316.5
Work in process	134.9	118.4
Finished goods	795.4	735.0
Deferred tax assets	165.4	195.8
Other current assets	224.3	210.4

	4,443.0	3,665.3

Property, Plant and Equipment, at Cost	1,836.3	1,716.5
Less: Accumulated depreciation and amortization	568.6	449.1

	1,267.7	1,267.4

Acquisition-related Intangible Assets, net of Accumulated Amortization of $1,322.7 and $877.8	6,720.8	7,157.8

Other Assets	422.9	403.7

Goodwill	8,745.1	8,713.2

	$21,599.5	$21,207.4

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)
(Unaudited)

	September 27,	December 31,
(In millions except share amounts)	2008	2007

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$138.8	$149.3
Accounts payable	636.5	676.9
Accrued payroll and employee benefits	285.5	295.1
Accrued income taxes	83.2	64.2
Deferred revenue	142.2	128.5
Other accrued expenses	553.8	587.6

	1,840.0	1,901.6

Deferred Income Taxes	2,116.7	2,279.9

Other Long-term Liabilities	464.2	491.7

Long-term Obligations	2,043.0	2,045.9

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 421,541,350 and 439,340,851 shares issued	421.5	439.3
Capital in excess of par value	11,251.3	12,283.4
Retained earnings	3,238.5	2,534.5
Treasury stock at cost, 1,326,938 and 24,102,880 shares	(64.7)	(1,157.3)
Accumulated other comprehensive items	289.0	388.4

	15,135.6	14,488.3

	$21,599.5	$21,207.4

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	September 27,	September 29,
(In millions except per share amounts)	2008	2007

Revenues	$2,588.1	$2,401.2

Costs and Operating Expenses:
Cost of revenues	1,555.3	1,453.1
Selling, general and administrative expenses	669.3	626.5
Research and development expenses	61.8	58.8
Restructuring and other costs, net	15.4	8.8

	2,301.8	2,147.2

Operating Income	286.3	254.0
Other Expense, Net	(22.1)	(18.7)

Income from Continuing Operations Before Provision for Income Taxes	264.2	235.3
Provision for Income Taxes	(45.9)	(16.7)

Income from Continuing Operations	218.3	218.6
Loss from Discontinued Operations (net of income tax benefit of $0.1 in 2007)	—	(0.1)
Gain on Disposal of Discontinued Operations (net of income tax provision of $1.8 in 2008)	3.2	—

Net Income	$221.5	$218.5

Earnings per Share from Continuing Operations
Basic	$.52	$.52

Diluted	$.50	$.49

Earnings per Share
Basic	$.53	$.51

Diluted	$.51	$.49

Weighted Average Shares
Basic	419.0	424.3

Diluted	438.5	446.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
(In millions except per share amounts)	2008	2007

Revenues	$7,851.7	$7,125.3

Costs and Operating Expenses:
Cost of revenues	4,712.5	4,360.8
Selling, general and administrative expenses	2,029.2	1,873.3
Research and development expenses	188.2	177.3
Restructuring and other costs, net	14.9	24.5

	6,944.8	6,435.9

Operating Income	906.9	689.4
Other Expense, Net	(57.6)	(66.1)

Income from Continuing Operations Before Provision for Income Taxes	849.3	623.3
Provision for Income Taxes	(151.3)	(78.0)

Income from Continuing Operations	698.0	545.3
Gain (Loss) on Disposal of Discontinued Operations (includes income tax provision of $3.7 and $1.8)	6.0	(24.0)

Net Income	$704.0	$521.3

Earnings per Share from Continuing Operations
Basic	$1.67	$1.29

Diluted	$1.60	$1.23

Earnings per Share
Basic	$1.68	$1.23

Diluted	$1.61	$1.17

Weighted Average Shares
Basic	418.2	422.8

Diluted	437.3	444.7

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
(In millions)	2008	2007

Operating Activities
Net income	$704.0	$521.3
(Gain) loss on disposal of discontinued operations	(6.0)	24.0

Income from continuing operations	698.0	545.3

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	598.3	560.0
Change in deferred income taxes	(111.7)	(10.5)
Noncash equity compensation	43.5	39.3
Noncash charges for sale of inventories revalued at the date of acquisition	0.4	48.0
Tax benefits from stock-based compensation awards	(20.1)	(64.0)
Other noncash expenses, net	22.7	25.4
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(73.2)	(57.1)
Inventories	(97.6)	(65.3)
Other assets	(25.3)	(23.3)
Accounts payable	(43.5)	11.2
Other liabilities	(14.2)	(45.8)
Contributions to retirement plans	(16.3)	(12.6)

Net cash provided by continuing operations	961.0	950.6
Net cash used in discontinued operations	(1.1)	(2.4)

Net cash provided by operating activities	959.9	948.2

Investing Activities
Acquisitions, net of cash acquired	(153.1)	(93.8)
Refund of acquisition purchase price	—	4.6
Proceeds from sale of business	3.5	—
Proceeds from sale of available-for-sale investments	0.6	7.7
Purchases of available-for-sale investments	(0.1)	(8.0)
Purchases of property, plant and equipment	(159.8)	(118.2)
Proceeds from sale of property, plant and equipment	9.8	14.9
Collection of notes receivable	—	48.2
Increase in other assets	(8.6)	(22.5)

Net cash used in continuing operations	(307.7)	(167.1)
Net cash provided by discontinued operations	7.9	31.3

Net cash used in investing activities	$(299.8)	$(135.8)

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
(In millions)	2008	2007

Financing Activities
Decrease in short-term notes payable	$(19.3)	$(458.3)
Purchases of company common stock	(102.0)	(540.2)
Net proceeds from issuance of company common stock	81.7	308.5
Tax benefits from stock-based compensation awards	20.1	64.0
Redemption and repayment of long-term obligations	(2.6)	(9.5)

Net cash used in financing activities	(22.1)	(635.5)

Exchange Rate Effect on Cash of Continuing Operations	(22.8)	(13.5)

Increase in Cash and Cash Equivalents	615.2	163.4
Cash and Cash Equivalents at Beginning of Period	625.1	667.4

Cash and Cash Equivalents at End of Period	$1,240.3	$830.8

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$191.4	$98.6
Cash paid for acquired businesses	(141.7)	(82.2)

Liabilities assumed of acquired businesses	$49.7	$16.4

Conversion of subordinated convertible debentures	$—	$0.4

Issuance of restricted stock	$21.9	$2.5

Issuance of stock upon vesting of restricted stock units	$20.0	$16.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 2008, the results of operations for the three- and nine-month periods ended September 27, 2008, and September 29, 2007, and the cash flows for the nine-month periods ended September 27, 2008, and September 29, 2007. Interim results are not necessarily indicative of results for a full year.

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

In the first nine months of 2008, the Analytical Technologies segment acquired the intellectual property of an immunohistochemistry control slide business; a manufacturer and distributor of analytical instruments serving the life sciences and environmental industries; a provider of RNAi, genomics and antibody tools used by life science researchers; a manufacturer and distributor of antibodies and reagents; and a manufacturer of water analysis systems. The Laboratory Products and Services segment acquired, in separate transactions, three distributors of laboratory equipment and consumables and a manufacturer of carbon fiber centrifuge rotors. Aggregate consideration for the acquisitions of both segments was $142 million cash, net of cash acquired, plus $8 million of assumed debt, and up to $19 million of additional future payments based on the achievement of specified milestones and operating results. The company also paid purchase price obligations, transaction costs and post-closing purchase price adjustments aggregating $11 million in the first nine months of 2008, for several acquisitions completed prior to 2008.

The company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies of combining the businesses. These synergies include elimination of redundant facilities, functions and staffing; use of the company’s existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost effectively expand sales of company products.

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

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

The components of the preliminary purchase price allocation for 2008 acquisitions by segment are as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Total

Purchase Price:
Cash paid including transaction costs	$80.8	$64.4	$145.2
Debt assumed	—	8.1	8.1
Cash acquired	(1.6)	(1.9)	(3.5)

	$79.2	$70.6	$149.8

Allocation:
Current assets	$10.2	$31.7	$41.9
Property, plant and equipment	2.8	13.6	16.4
Customer relationships	15.7	12.4	28.1
Product technology	15.4	5.6	21.0
Tradenames and other	8.3	3.0	11.3
Goodwill	39.6	31.3	70.9
Other assets	1.5	0.3	1.8
Liabilities assumed	(14.3)	(27.3)	(41.6)

	$79.2	$70.6	$149.8

The weighted-average amortization periods for intangible assets acquired in 2008 are 8 years for customer relationships, 8 years for product technology and 7 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 8 years.

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

The changes in accrued acquisition expenses for acquisitions completed prior to 2008 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2007	$3.6	$5.5	$0.4	$9.5
Reserves established	0.1	0.4	0.2	0.7
Payments	(0.8)	(2.0)	(0.1)	(2.9)
Decrease recorded as a reduction in goodwill	(1.6)	(0.6)	(0.5)	(2.7)
Currency translation	(0.1)	(0.2)	—	(0.3)

Balance at September 27, 2008	$1.2	$3.1	$—	$4.3

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

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

The company settled IRS audits of the 2004 and 2005 pre-acquisition tax years of Fisher, which resulted in a $7 million decrease in the liability for unrecognized tax benefits and goodwill in the first nine months of 2008. This decrease in the liability for unrecognized tax benefits was substantially offset by an accrual for unrecognized tax benefits related to the sale of a non-U.S. subsidiary.

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

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In millions)	2008	2007	2008	2007

Revenues
Analytical Technologies	$1,086.5	$1,025.7	$3,334.5	$3,034.4
Laboratory Products and Services	1,609.8	1,462.5	4,834.6	4,345.7
Eliminations	(108.2)	(87.0)	(317.4)	(254.8)

Consolidated revenues	$2,588.1	$2,401.2	$7,851.7	$7,125.3

Operating Income
Analytical Technologies (a)	$229.2	$198.6	$703.0	$585.9
Laboratory Products and Services (a)	224.5	206.1	674.4	598.9

Subtotal reportable segments (a)	453.7	404.7	1,377.4	1,184.8

Cost of revenues charges	—	(0.4)	(0.8)	(48.0)
Restructuring and other costs, net	(15.4)	(8.8)	(14.9)	(24.5)
Amortization of acquisition-related intangible assets	(152.0)	(141.5)	(454.8)	(422.9)

Consolidated operating income	286.3	254.0	906.9	689.4
Other expense, net (b)	(22.1)	(18.7)	(57.6)	(66.1)

Income from continuing operations before provision for income taxes	$264.2	$235.3	$849.3	$623.3

Depreciation
Analytical Technologies	$21.9	$20.9	$66.2	$61.4
Laboratory Products and Services	25.8	25.2	77.3	75.7

Consolidated depreciation	$47.7	$46.1	$143.5	$137.1

(a)	Represents operating income before certain charges to cost of revenues; restructuring and other costs, net and amortization of acquisition-related intangibles.
(b)	The company does not allocate other income and expenses to its segments.

THERMO FISHER SCIENTIFIC INC.

4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In millions)	2008	2007	2008	2007

Interest Income	$14.9	$13.6	$40.1	$33.1
Interest Expense	(34.1)	(32.5)	(101.1)	(102.9)
Other Items, Net	(2.9)	0.2	3.4	3.7

	$(22.1)	$(18.7)	$(57.6)	$(66.1)

5.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In millions except per share amounts)	2008	2007	2008	2007

Income from Continuing Operations	$218.3	$218.6	$698.0	$545.3
Loss from Discontinued Operations	—	(0.1)	—	—
Gain (Loss) on Disposal of Discontinued Operations	3.2	—	6.0	(24.0)

Income Available to Common Shareholders	$221.5	$218.5	$704.0	$521.3

Basic Weighted Average Shares	419.0	424.3	418.2	422.8
Effect of:
Convertible debentures	15.8	14.3	15.3	13.2
Stock options, restricted stock awards and warrants	3.7	8.0	3.8	8.7

Diluted Weighted Average Shares	438.5	446.6	437.3	444.7

Basic Earnings per Share
Continuing operations	$.52	$.52	$1.67	$1.29
Discontinued operations	.01	—	.01	(.06)

	$.53	$.51	$1.68	$1.23

Diluted Earnings per Share
Continuing operations	$.50	$.49	$1.60	$1.23
Discontinued operations	.01	—	.01	(.05)

	$.51	$.49	$1.61	$1.17

Options to purchase 0.1 million, 2.6 million, 1.6 million and 4.8 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2008 and 2007 and the first nine months of 2008 and 2007, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

6.	Comprehensive Income and Shareholders’ Equity

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the third quarter of 2008 and 2007, the company had comprehensive income of $7 million and $302 million, respectively. During the first nine months of 2008 and 2007, the company had comprehensive income of $605 million and $674 million, respectively. The third quarter and first nine months of 2008 were unfavorably affected by reductions in the cumulative translation adjustment of $213 million and $99 million, respectively, due to movements in currency exchange rates, the effects of which are recorded in shareholders’ equity.

During the third quarter of 2008, the company retired 25 million shares of treasury stock.

7.	Stock-based Compensation Expense

The components of pre-tax stock-based compensation are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In millions)	2008	2007	2008	2007

Stock Option Awards	$9.8	$9.4	$25.8	$27.0
Restricted Share/Unit Awards	6.0	3.8	17.7	12.3

Total Stock-based Compensation Expense	$15.8	$13.2	$43.5	$39.3

Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In millions)	2008	2007	2008	2007

Cost of Revenues	$1.0	$1.0	$3.0	$3.1
Selling, General and Administrative Expenses	14.4	12.1	39.3	35.0
Research and Development Expenses	0.4	0.1	1.2	1.2

Total Stock-based Compensation Expense	$15.8	$13.2	$43.5	$39.3

No stock-based compensation expense has been capitalized in inventories due to immateriality.

Unrecognized compensation cost related to unvested stock options and restricted stock totaled approximately $79.6 million and $26.9 million, respectively, as of September 27, 2008, and is expected to be recognized over weighted average periods of 2.8 years and 2.1 years, respectively.

During the first nine months of 2008, the company made equity compensation grants to employees consisting of 397,000 restricted shares and options to purchase 4,317,000 shares.

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

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In millions)	2008	2007	2008	2007

Service Cost	$3.4	$4.1	$11.1	$12.3
Interest Cost on Benefit Obligation	13.9	14.1	42.7	42.0
Expected Return on Plan Assets	(15.5)	(14.9)	(47.2)	(44.2)
Amortization of Net Loss	0.4	0.9	1.2	2.7
Curtailment Gain	—	—	(18.5)	—
Special Termination Benefits	—	—	0.2	—

Net Periodic Benefit Cost (Income)	$2.2	$4.2	$(10.5)	$12.8

In April 2008, the company curtailed a defined benefit plan and, as a result, recorded a gain of $18.5 million.

Net periodic benefit costs for the company’s other postretirement benefit plans include the following components:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In millions)	2008	2007	2008	2007

Service Cost	$0.2	$0.2	$0.6	$0.6
Interest Cost on Benefit Obligation	0.5	0.4	1.5	1.2

Net Periodic Benefit Cost	$0.7	$0.6	$2.1	$1.8

9.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements.

On January 1, 2008, the company adopted SFAS No. 157 as it pertains to financial assets and liabilities. In accordance with the provisions of FASB Staff Position 157-2, the company elected to defer the adoption of SFAS No. 157 relating to the fair values of non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The company does not believe the impact of adopting the fair value guidance outlined in SFAS No. 157 to its non-financial assets and liabilities will have a material impact on its financial statements.

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended September 27, 2008. The company’s financial assets and liabilities are primarily comprised of investments in money market funds, mutual funds holding publicly traded securities, derivative contracts used to hedge the company’s currency risk, an interest rate swap, and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

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

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2008:

Description	September 27, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$797.7	$797.7	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	28.9	28.9	—	—
Cash surrender value of life insurance	21.7	—	21.7	—
Auction rate securities	7.0	—	—	7.0
Interest rate swap	1.7	—	1.7	—
Marketable equity securities	1.9	1.9	—	—
Derivatives	2.4	—	2.4	—

Total Assets	$861.3	$828.5	$25.8	$7.0

Liabilities
Derivatives	$0.6	$—	$0.6	$—

Total Liabilities	$0.6	$—	$0.6	$—

THERMO FISHER SCIENTIFIC INC.

9.	Fair Value Measurements (continued)

The following table is a rollforward of the fair value, as determined by Level 3 inputs, of our auction rate securities, which are included in short-term investments on the consolidated balance sheet.

(In millions)	Total

Balance at December 31, 2007	$9.0
Total impairment losses included in earnings	(1.1)
Total unrealized losses included in other comprehensive income	(0.9)

Balance at September 27, 2008	$7.0

The company determines the fair value of the auction rate securities by obtaining indications of value from broker/dealers. During the quarter ended June 28, 2008, the company recorded in other expense, net, a $1.1 million impairment charge on its auction rate securities for a decline in value exceeding 6 - 9 months duration and thus considered other-than-temporary.

10.	Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Nine Months Ended
	September 27,	September 29,
(In millions)	2008	2007

Beginning Balance	$50.6	$45.5
Provision charged to income	25.8	29.9
Usage	(28.8)	(27.3)
Acquisitions/divestitures	0.3	0.6
Adjustments to previously provided warranties, net	(1.7)	(0.1)
Other, net (a)	(0.3)	2.5

Ending Balance	$45.9	$51.1

(a)	Primarily represents the effects of currency translation.

11.	Restructuring and Other Costs, Net

Restructuring costs in the first nine months of 2008 primarily included charges for restructuring plans to consolidate facilities and streamline operations, offset by a gain from curtailing a pension plan.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

During the third quarter of 2008, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$—	$—	$—	$—
Restructuring and Other Costs, Net	13.9	2.9	(1.4)	15.4

	$13.9	$2.9	$(1.4)	$15.4

During the first nine months of 2008, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.5	$0.3	$—	$0.8
Restructuring and Other Costs, Net	28.0	4.4	(17.5)	14.9

	$28.5	$4.7	$(17.5)	$15.7

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $13.9 million of net restructuring and other charges in the third quarter of 2008. These costs consisted of $10.3 million of cash costs, principally associated with facility consolidations and streamlining operations, including $5.5 million of severance for 123 employees primarily in manufacturing and administrative functions; $4.2 million of abandoned-facility costs; and $0.6 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment also recorded non-cash costs of $3.6 million, including $0.5 million for asset write downs at abandoned facilities and $2.8 million for in-process research and development associated with an acquisition.

In the second quarter of 2008, this segment recorded $12.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.2 million, primarily for accelerated depreciation at facilities closing due to real estate consolidation, and $11.8 million of other costs, net. These other costs consisted of $3.6 million of cash costs, principally associated with facility consolidations and streamlining operations, including $1.8 million of severance for 93 employees primarily in manufacturing, research and development functions; $0.4 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods for costs that could not be recorded until incurred; and $1.4 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment also recorded a loss of $5.0 million associated with a litigation-related matter assumed as part of the merger with Fisher in 2006 and a loss of $3.0 million on the sale of a business, as well as non-cash costs of $0.2 million for asset write downs at abandoned facilities.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

In the first quarter of 2008, this segment recorded $2.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.3 million, primarily for accelerated depreciation at facilities closing due to real estate consolidation, and $2.3 million of other costs, net. These other costs consisted of $3.1 million of cash costs, principally associated with facility consolidations and streamlining operations, including $1.2 million of severance for 51 employees primarily in manufacturing, sales and service functions; $1.2 million of abandoned-facility costs, primarily for charges associated with facilities vacated in prior periods for costs that could not be recorded until incurred; and $0.7 million of other cash costs, primarily contract termination costs and relocation expenses associated with facility consolidations. These costs were partially offset by $0.7 million of gains associated with the sale of businesses prior to 2008.

The principal restructuring actions in 2008 in the Analytical Technologies segment, detailed above, include reducing headcount within several businesses and consolidating bioprocess production operations into a new facility being built at a current site in Utah, as well as continuing actions initiated prior to 2008 and beginning new actions to cease manufacturing activities at plants in New Mexico, Denmark and Australia and transfer their operations to other sites.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $2.9 million of net restructuring and other charges in the third quarter of 2008. The segment recorded $2.0 million of cash costs, which consisted of $2.0 million of severance for 56 employees primarily in manufacturing and administrative functions; $0.3 million of abandoned-facility expense reversals; and $0.3 million of other cash costs. The segment also recorded non-cash charges of $0.9 million, principally related to the sale of real estate.

In the second quarter of 2008, this segment recorded $0.6 million of net restructuring and other charges. The segment recorded $2.4 million of cash costs, which consisted of $2.0 million of severance for 176 employees primarily in manufacturing; $0.2 million of abandoned-facility costs; and $0.2 million of other cash costs. These cash costs were partially offset by a $1.8 million gain on the sale of real estate in Holland.

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

The principal restructuring actions in 2008 in the Laboratory Products and Services segment, detailed above, include reducing headcount in several businesses and moving the manufacture of certain laboratory consumables products from existing facilities in California and New York to a new facility in Mexico, outsourcing the storage and distribution functions for certain laboratory consumables products in Europe, and continuing the move of a manufacturing site in France to Germany, which is a phased plan through mid-2009.

Corporate

The company recorded $1.4 million in restructuring and other income at its corporate office in the third quarter of 2008, primarily for a gain on the sale of equipment.

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
(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2007 Restructuring Plans
Balance at December 31, 2007	$1.8	$—	$3.6	$0.6	$6.0
Costs incurred in 2008 (b)	0.9	—	3.1	0.1	4.1
Reserves reversed	(0.2)	—	—	—	(0.2)
Payments	(1.5)	—	(2.2)	(0.1)	(3.8)
Currency translation	—	—	(0.6)	—	(0.6)

Balance at September 27, 2008	$1.0	$—	$3.9	$0.6	$5.5

2007 Restructuring Plans
Balance at December 31, 2007	$9.2	$1.5	$1.1	$1.6	$13.4
Costs incurred in 2008 (b)	2.6	1.2	1.5	1.0	6.3
Reserves reversed	(0.3)	(0.5)	(0.7)	—	(1.5)
Payments	(5.7)	(1.4)	(1.3)	(1.8)	(10.2)
Currency translation	0.1	—	0.8	0.1	1.0

Balance at September 27, 2008	$5.9	$0.8	$1.4	$0.9	$9.0

2008 Restructuring Plans
Costs incurred in 2008 (b)	$12.2	$0.1	$2.3	$1.4	$16.0
Payments	(6.6)	—	(0.6)	(1.2)	(8.4)

Balance at September 27, 2008	$5.6	$0.1	$1.7	$0.2	$7.6

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)
Excludes non-cash items, including an $18.5 million gain on the curtailment of a pension plan in the U.S., a $5.0 million loss associated with a litigation-related matter assumed as part of the merger with Fisher in 2006, a $2.8 million expense for acquired in-process research and development, a $2.4 million loss related to the sale of a business, a $2.4 million net gain on the sale of real estate and equipment and $0.9 million of other non-cash expense, net.

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

For product liability, workers compensation and other personal injury matters, the company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated, including estimated defense costs. The company records estimated amounts due from insurers as an asset. Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. For example, there are pending lawsuits with certain of Fisher’s insurers concerning which state’s laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $79 million would require an adjustment that could be material to the company’s results of operations. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectibility of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective for the company, on a prospective basis, beginning January 1, 2009. The company expects no material effect at the adoption date; however, upon adoption, this statement may materially affect the accounting for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be reclassified as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for the company beginning January 1, 2009. The company does not expect a material effect from adoption of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the company beginning January 1, 2009. The company does not expect a material effect from adoption of this standard.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP No. 14-1 is effective for the company beginning January 1, 2009. Prior periods will be restated as if the new rule had been in effect in prior periods. Early adoption is not permitted. While the company’s cash payments for interest will not be affected, based on current debt outstanding, the adoption of FSP APB No. 14-1 will increase the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The company expects that annual interest expense will increase by approximately $23 million, which will unfavorably affect earnings per share by approximately $.03 per year following adoption of the rule.

THERMO FISHER SCIENTIFIC INC.

13.	Recent Accounting Pronouncements (continued)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for the company beginning January 1, 2009. The company does not expect a material effect from adoption of this rule.

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

Revenues
	Three Months Ended				Nine Months Ended
(Dollars in millions)	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007

Analytical Technologies	$1,086.5	42.0%	$1,025.7	42.7%	$3,334.5	42.5%	$3,034.4	42.6%
Laboratory Products and Services	1,609.8	62.2%	1,462.5	60.9%	4,834.6	61.6%	4,345.7	61.0%
Eliminations	(108.2)	(4.2%)	(87.0)	(3.6%)	(317.4)	(4.1%)	(254.8)	(3.6%)

	$2,588.1	100%	$2,401.2	100%	$7,851.7	100%	$7,125.3	100%

Sales in the third quarter of 2008 were $2.59 billion, an increase of $187 million from the third quarter of 2007. Aside from the effects of acquisitions, divestitures and currency translation (discussed in total and by segment below), revenues increased over 2007 revenues by $83 million due to higher revenues at existing businesses as a result of increased demand, discussed below, and, to a lesser extent, price increases.

THERMO FISHER SCIENTIFIC INC.

Overview of Results of Operations and Liquidity (continued)

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2008 and 2007. The principal acquisitions included La-Pha-Pack, a manufacturer and provider of chromatography consumables and related accessories in December 2007; Priority Solutions International, a third-party logistics provider to the pharmaceutical and healthcare industries in October 2007; NanoDrop Technologies, Inc., a supplier of micro UV-Vis spectrophotometry and fluorescence scientific instruments in October 2007 and Qualigens Fine Chemicals, an India-based chemical manufacturer and supplier in September 2007.

In the third quarter of 2008, the company’s operating income and operating income margin were $286 million and 11.1%, respectively, compared with $254 million and 10.6%, respectively, in 2007. (Operating income margin is operating income divided by revenues.) The increase in operating income was due to higher profitability at existing businesses resulting from incremental revenues including price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions. These increases were offset in part by an $11 million increase in amortization expense as a result of acquisition-related intangible assets from 2007 and 2008 acquisitions and a $7 million increase in restructuring and other costs in 2008.

The company’s effective tax rate was 17.4% and 7.1% in the third quarter of 2008 and 2007, respectively. The tax provision in the third quarter of 2008 was unfavorably affected by an increase in income in higher tax jurisdictions. Effective in the fourth quarter of 2008, the U.S. extended the tax credit for research and development activities. The company currently expects its tax rate for the full year to be approximately 17% - 18%. The tax provision in the third quarter of 2007 was favorably affected by a one-time $21 million (or 8.8 percentage point) benefit of enacted reductions in tax rates in the United Kingdom, Denmark and Germany on the company’s deferred tax balances.

Income from continuing operations decreased slightly to $218 million in the third quarter of 2008, from $219 million in the third quarter of 2007, primarily due to the higher tax rate in 2008 as well as increased amortization and restructuring expenses offset by the items discussed above that increased operating income.

During the first nine months of 2008, the company’s cash flow from operations totaled $960 million, compared with $948 million for the first nine months of 2007. The increase resulted from improved cash flow at existing businesses offset in part by higher payments for income taxes and an increased investment in working capital items.

As of September 27, 2008, the company’s outstanding debt totaled $2.18 billion, of which approximately $974 million is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share.  Although the company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible, particularly in the current uncertain financial climate, that debentures could be converted prior to their maturity date. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. Holders of the company’s $344 million Floating Rate Senior Convertible Debentures, due 2033, also have rights to put the debentures to the company for par value in December 2008. Should holders elect to convert or exercise their put rights, the company intends to draw on its revolving credit facility to fund substantially all of these principal payments. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $954 million at September 27, 2008.

The company believes that its existing cash and short-term investments of $1.25 billion as of September 27, 2008, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the

THERMO FISHER SCIENTIFIC INC.

Critical Accounting Policies (continued)

need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the company’s Form 10-K for 2007, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2008.

Results of Operations

Third Quarter 2008 Compared With Third Quarter 2007

Continuing Operations

Sales in the third quarter of 2008 were $2.59 billion, an increase of $187 million from the third quarter of 2007. The favorable effects of currency translation resulted in an increase in revenues of $39 million in 2008. Sales increased $65 million due to acquisitions, net of divestitures. Aside from the effect of currency translation and acquisitions, net of divestitures, revenues increased $83 million primarily due to increased demand and, to a lesser extent, price increases, as described by segment below. Growth was very strong in Asia and modest in North America and Europe.

In the third quarter of 2008, operating income and operating income margin were $286 million and 11.1%, respectively, compared with $254 million and 10.6%, respectively, in the third quarter of 2007. The increase in operating income was due to higher profitability at existing businesses resulting from incremental revenues including price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions. These increases were offset in part by an $11 million increase in amortization expense as a result of acquisition-related intangible assets from 2007 and 2008 acquisitions and a $7 million increase in restructuring and other costs in 2008.

In the third quarter of 2008, the company recorded restructuring and other costs, net, of $15 million. The company incurred $13 million of cash costs primarily for severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. In addition to the cash costs, the company recorded a $3 million charge for in-process research and development at an acquired business offset by net gains of $1 million on the sale of abandoned real estate and equipment. In the third quarter of 2007, the company recorded restructuring and other costs, net, of $9 million, including $7 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a $2 million loss, in 2007, on the sale of a small business unit.

The company expects to record a charge in the fourth quarter for severance related to restructuring plans initiated through October 30, 2008, totaling approximately $12 million for cost reduction measures at several businesses. The actions are expected to result in annual cost savings of approximately $26 million beginning in the fourth quarter of 2008 and the first quarter of 2009.

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

THERMO FISHER SCIENTIFIC INC.

Third Quarter 2008 Compared With Third Quarter 2007 (continued)

	Three Months Ended
	September 27,	September 29,
(Dollars in millions)	2008	2007	Change

Revenues
Analytical Technologies	$1,086.5	$1,025.7	6%
Laboratory Products and Services	1,609.8	1,462.5	10%
Eliminations	(108.2)	(87.0)	24%

Consolidated Revenues	$2,588.1	$2,401.2	8%

Operating Income
Analytical Technologies	$229.2	$198.6	15%
Laboratory Products and Services	224.5	206.1	9%

Subtotal Reportable Segments	453.7	404.7	12%

Cost of Revenues Charges	—	(0.4)
Restructuring and Other Costs, Net	(15.4)	(8.8)
Amortization of Acquisition-related Intangible Assets	(152.0)	(141.5)

Consolidated Operating Income	$286.3	$254.0	13%

Income from the company’s reportable segments increased 12% to $454 million in the third quarter of 2008 due primarily to higher profitability at existing businesses, resulting from incremental revenues including price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions.  This improvement was offset in part by higher commodity prices.

   Analytical Technologies
	Three Months Ended
	September 27,	September 29,
(Dollars in millions)	2008	2007	Change

Revenues	$1,086.5	$1,025.7	6%

Operating Income Margin	21.1%	19.4%	1.7 pts.

Sales in the Analytical Technologies segment increased $61 million to $1.09 billion in the third quarter of 2008. The favorable effects of currency translation resulted in an increase of $23 million in 2008. Sales increased $14 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $24 million primarily due to higher demand and, to a lesser extent, increased prices. The higher demand was due, in part, to the introduction of new products. Growth slowed from the first half of 2008 as the company believes economic uncertainty towards the end of the quarter slowed certain customer decisions concerning spending.

Operating income margin was 21.1% in the third quarter of 2008 and 19.4% in the third quarter of 2007. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including global sourcing and lower operating costs following restructuring actions.

THERMO FISHER SCIENTIFIC INC.

Third Quarter 2008 Compared With Third Quarter 2007 (continued)

   Laboratory Products and Services
	Three Months Ended
	September 27,	September 29,
(Dollars in millions)	2008	2007	Change

Revenues	$1,609.8	$1,462.5	10%

Operating Income Margin	13.9%	14.1%	(0.2) pts.

Sales in the Laboratory Products and Services segment increased $147 million to $1.61 billion in the third quarter of 2008. Sales increased $57 million due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase of $16 million in 2008. In addition to the changes in revenue resulting from acquisitions, divestitures and currency translation, revenues increased $74 million primarily due to higher demand and, to a lesser extent, increased prices. Sales made through the segment’s research market and healthcare market channels and revenues from the company’s biopharma services were particularly strong.

In July 2008, the company and a customer of its healthcare market channel extended an existing agreement for two years through 2010. Under the revised agreement, the company expects its sales volume to the customer to decrease from prior comparative periods by approximately $15 million over the remainder of 2008 and by approximately $60 million in 2009 for a total annualized decrease in revenues of approximately $75 million from present levels.

Operating income margin was 13.9% in the third quarter of 2008 and 14.1% in the third quarter of 2007. The decrease primarily resulted from material cost inflation, particularly affecting commodities such as raw resin, steel and plastics as well as higher fuel and freight costs, substantially offset by profit on incremental revenue and, to a lesser extent, price increases and productivity improvements, including global sourcing and lower operating costs following restructuring actions.

Other Expense, Net

The company reported other expense, net, of $22 million and $19 million in the third quarter of 2008 and 2007, respectively (Note 4). Other expense, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. See discussion below concerning a recent accounting pronouncement that will increase non-cash interest expense in 2009.

Provision for Income Taxes

The company’s effective tax rate was 17.4% and 7.1% in the third quarter of 2008 and 2007, respectively. The tax provision in the third quarter of 2008 was unfavorably affected by an increase in income in higher tax jurisdictions. Effective in the fourth quarter of 2008, the U.S. extended the tax credit for research and development activities. The company currently expects its tax rate for the full year to be approximately 17% - 18%. The tax provision in the third quarter of 2007 was favorably affected by a one-time $21 million (or 8.8 percentage point) benefit of enacted reductions in tax rates in the United Kingdom, Denmark and Germany on the company’s deferred tax balances.

Contingent Liabilities

At the third quarter end 2008, the company was contingently liable with respect to certain legal proceedings and related matters. As described under “Litigation and Related Contingencies” in Note 12, an unfavorable outcome in the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

THERMO FISHER SCIENTIFIC INC.

Third Quarter 2008 Compared With Third Quarter 2007 (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 was effective for the company’s monetary assets and liabilities in the first quarter of 2008 and for non-financial assets and liabilities beginning January 1, 2009 (Note 9). The company does not believe the impact of adopting the fair value guidance outlined in SFAS No. 157 to its non-financial assets and liabilities will have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective for the company, on a prospective basis, beginning January 1, 2009. The company expects no material effect at the adoption date; however, upon adoption, this statement may materially affect the accounting for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be reclassified as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for the company beginning January 1, 2009. The company does not expect a material effect from adoption of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the company beginning January 1, 2009. The company does not expect a material effect from adoption of this standard.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP No. 14-1 is effective for the company beginning January 1, 2009. Prior periods will be restated as if the new rule had been in effect in prior periods. Early adoption is not permitted. While the company’s cash payments for interest will not be affected, based on current debt outstanding, the adoption of FSP APB No. 14-1 will increase the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The company expects that annual interest expense will increase by approximately $23 million, which will unfavorably affect earnings per share by approximately $.03 per year following adoption of the rule.

THERMO FISHER SCIENTIFIC INC.

Third Quarter 2008 Compared With Third Quarter 2007 (continued)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for the company beginning January 1, 2009. The company does not expect a material effect from adoption of this rule.

Discontinued Operations

During the third quarter of 2008, the company received additional proceeds from a business sold in 2003, resulting in an after-tax gain of $3 million.

First Nine Months 2008 Compared With First Nine Months 2007

Continuing Operations

Sales in the first nine months of 2008 were $7.85 billion, an increase of $726 million from the first nine months of 2007. The favorable effects of currency translation resulted in an increase in revenues of $214 million in 2008. Sales increased $157 million due to acquisitions, net of divestitures. Aside from the effect of currency translation and acquisitions, net of divestitures, revenues increased $355 million primarily due to increased demand and, to a lesser extent, price increases, as described by segment below. Growth was very strong in Asia, moderate in North America and modest in Europe.

In the first nine months of 2008, operating income and operating income margin were $907 million and 11.6%, respectively, compared with $689 million and 9.7%, respectively, in the first nine months of 2007. The increase in operating income was due to higher profitability at existing businesses resulting from incremental revenues including price increases, merger integration savings and productivity improvements including global sourcing and lower operating costs following restructuring actions. The increase also resulted from $10 million of lower restructuring and other costs in 2008, principally due to a curtailment gain in 2008 associated with a pension plan in the U.S. and from $47 million of lower merger-related cost of revenues charges. These increases were offset in part by a $32 million increase in amortization expense as a result of acquisition-related intangible assets from 2007 and 2008 acquisitions.

In the first nine months of 2008, the company recorded restructuring and other costs, net, of $16 million, including $1 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $25 million of cash costs primarily for severance for headcount reductions and abandoned facility expenses at businesses that have been or are being consolidated and recorded a $5 million loss from a litigation-related matter assumed as part of the merger with Fisher in 2006, a $3 million charge for in-process research and development at an acquired business and a $2 million loss on the sale of a business. These charges were offset by an $18 million gain on the curtailment of a pension plan in the U.S. and a $2 million gain on the sale of real estate and equipment (Note 11). In the first nine months of 2007, the company recorded restructuring and other costs, net, of $73 million, including $48 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $22 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated as well as merger-related costs. The company also recorded $2 million of loss on sale of a small business unit.

THERMO FISHER SCIENTIFIC INC.

First Nine Months 2008 Compared With First Nine Months 2007 (continued)

Segment Results

	Nine Months Ended
	September 27,	September 29,
(Dollars in millions)	2008	2007	Change

Revenues
Analytical Technologies	$3,334.5	$3,034.4	10%
Laboratory Products and Services	4,834.6	4,345.7	11%
Eliminations	(317.4)	(254.8)	25%

Consolidated Revenues	$7,851.7	$7,125.3	10%

Operating Income
Analytical Technologies	$703.0	$585.9	20%
Laboratory Products and Services	674.4	598.9	13%

Subtotal Reportable Segments	1,377.4	1,184.8	16%

Cost of Revenues Charges	(0.8)	(48.0)
Restructuring and Other Costs, Net	(14.9)	(24.5)
Amortization of Acquisition-related Intangible Assets	(454.8)	(422.9)

Consolidated Operating Income	$906.9	$689.4	32%

Income from the company’s reportable segments increased 16% to $1.38 billion in the first nine months of 2008 due primarily to higher profitability at existing businesses, resulting from incremental revenues including price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions. This improvement was offset in part by higher commodity prices.

   Analytical Technologies
	Nine Months Ended
	September 27,	September 29,
(Dollars in millions)	2008	2007	Change

Revenues	$3,334.5	$3,034.4	10%

Operating Income Margin	21.1%	19.3%	1.8 pts.

Sales in the Analytical Technologies segment increased $300 million to $3.33 billion in the first nine months of 2008. The favorable effects of currency translation resulted in an increase of $117 million in 2008. Sales increased $40 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $143 million primarily due to higher demand and, to a lesser extent, increased prices. The higher demand was due, in part, to the introduction of new products. Growth was particularly strong in sales of scientific instruments, specialty diagnostics and environmental monitoring instruments. Sales growth slowed in the third quarter of 2008 as the company believes economic uncertainty towards the end of the quarter slowed certain customer spending decisions.

Operating income margin was 21.1% in the first nine months of 2008 and 19.3% in the first nine months of 2007. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including global sourcing and lower operating costs following restructuring actions.

THERMO FISHER SCIENTIFIC INC.

First Nine Months 2008 Compared With First Nine Months 2007 (continued)

   Laboratory Products and Services
	Nine Months Ended
	September 27,	September 29,
(Dollars in millions)	2008	2007	Change

Revenues	$4,834.6	$4,345.7	11%

Operating Income Margin	13.9%	13.8%	0.1 pts.

Sales in the Laboratory Products and Services segment increased $489 million to $4.83 billion in the first nine months of 2008. The favorable effects of currency translation resulted in an increase of $96 million in 2008. Sales increased $135 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $258 million primarily due to higher demand and, to a lesser extent, increased prices. Sales made through the segment’s research market and healthcare market channels and revenues from the company’s biopharma services were particularly strong. These increases in revenue were offset in part by lower sales made through the segment’s safety market channel although comparative sales were approximately flat in the second and third quarters of 2008. The safety market channel sales are in part dependent on expenditures for homeland security that vary based on government spending priorities.

Operating income margin increased to 13.9% in the first nine months of 2008 from 13.8% in the first nine months of 2007, primarily due to profit on incremental revenue and, to a lesser extent, price increases and productivity improvements, including global sourcing and lower operating costs following restructuring actions, offset in part by the impact of inflation on commodities such as raw resin, steel and plastics as well as higher fuel and freight costs.

Other Expense, Net

The company reported other expense, net, of $58 million and $66 million in the first nine months of 2008 and 2007, respectively (Note 4). The decrease was primarily due to a $7 million increase in interest income as a result of higher invested cash balances from operating cash flow, offset in part by cash used to fund acquisitions and to repurchase the company’s common stock.

Provision for Income Taxes

The company’s effective tax rate was 17.8% and 12.5% in the first nine months of 2008 and 2007, respectively. The tax provision in the first nine months of 2008 was favorably affected by $9.6 million or 1.1 percentage points resulting from the impact on deferred tax balances of enacted reductions in tax rates in Switzerland. Aside from the impact of this item, the tax rate was unfavorably affected by an increase in income in higher tax jurisdictions. The tax provision in the first nine months of 2007 was favorably affected by a one-time $21 million (or 3.3 percentage point) benefit of enacted reductions in tax rates in the United Kingdom, Denmark and Germany on the company’s deferred tax balances.

Discontinued Operations

During the first nine months of 2008, the company recorded additional proceeds and the reversal of a reserve on a note receivable related to a business divested in 2003, resulting in an after-tax gain of $6 million. The note was collected in July 2008.

THERMO FISHER SCIENTIFIC INC.

First Nine Months 2008 Compared With First Nine Months 2007 (continued)

In the second quarter of 2007, the company recorded a non-cash impairment charge of $27 million on a business held for sale and subsequently sold. The loss primarily represented the carrying value of the business in excess of the estimated disposal value. During the second quarter of 2007, the company received additional proceeds relating to a sale of a business divested in 2000 and recorded an after-tax gain of $3 million.

Liquidity and Capital Resources

Consolidated working capital was $2.60 billion at September 27, 2008, compared with $1.76 billion at December 31, 2007. The increase was primarily due to increases in cash and, to a lesser extent, accounts receivable and inventories. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $1.25 billion at September 27, 2008 and $639 million at December 31, 2007.

First Nine Months 2008

Cash provided by operating activities was $960 million during the first nine months of 2008. Increases in accounts receivable and inventories used cash of $73 million and $98 million, respectively, representing working capital increases associated with the growth in revenues. Cash payments for income taxes, net of refunds, totaled $222 million in the first nine months of 2008 compared with $92 million in the 2007 period, primarily as a result of no longer having tax loss carryforwards in the U.S. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $22 million during the first nine months of 2008.

During the first nine months of 2008, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $153 million for acquisitions and $160 million for purchases of property, plant and equipment.

The company’s financing activities used $22 million of cash during the first nine months of 2008, principally for the repurchase of $102 million of the company’s common stock and repayment of $22 million of debt, offset in part by proceeds of stock option exercises. The company had proceeds of $82 million from the exercise of employee stock options and $20 million of tax benefits from the exercise of stock options. On September 11, 2008, the Board of Directors authorized the repurchase of up to $500 million of the company’s common stock through September 10, 2009. At September 27, 2008, $500 million was available for future repurchases of the company’s common stock under this authorization.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2008, such expenditures will approximate $210 - $225 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2007 and September 27, 2008.

As of September 27, 2008, the company’s outstanding debt totaled $2.18 billion, of which approximately $974 million is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. Although the company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible, particularly in the current uncertain financial climate, that debentures could be converted prior to their maturity date. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. Holders of the company’s $344 million Floating Rate Senior Convertible Debentures, due 2033, also have rights to put the debentures to the company for par value in December 2008. Should holders elect to convert or exercise their put rights, the company intends to draw on its revolving credit facility to fund substantially all of these principal payments. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $954 million at September 27, 2008.

The company believes that its existing cash and short-term investments of $1.25 billion as of September 27, 2008, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

First Nine Months 2007

Cash provided by operating activities was $948 million during the first nine months of 2007. A reduction in other current liabilities used cash of $46 million, primarily as a result of $52 million of merger-related payments as well as payment of annual incentive compensation. Cash payments for income taxes, net of refunds, totaled $92 million in the first nine months of 2007. Cash of $65 million was used to replenish inventory levels following strong fourth quarter shipments. Payments for restructuring actions, principally severance, lease costs and other expenses of real estate consolidation, used cash of $29 million during the first nine months of 2007.

During the first nine months of 2007, the primary investing activities of the company’s continuing operations were acquisitions and the purchase of property, plant and equipment. The company expended $94 million on acquisitions and $118 million for purchases of property, plant and equipment. The company collected a note receivable from Newport Corporation totaling $48 million and had proceeds from the sale of property, plant and equipment of $15 million, principally real estate. The company’s discontinued operations provided cash of $31 million from investing activities, principally the sale of Genevac, Ltd.

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

The company’s exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2007 except that a 10% increase in market equity prices as of September 27, 2008 would increase the fair value of the company’s convertible obligations by $187 million.

Item 4.	Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of September 27, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of September 27, 2008, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 27, 2008, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 21.

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

Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions including the credit crisis affecting the financial markets and the possibility of a global recession could adversely impact our business in 2008 and beyond, resulting in:

•	reduced demand for some of our products;

•	increased rate of order cancellations or delays;

•	increased risk of excess and obsolete inventories;

•	increased pressure on the prices for our products and services; and

•	greater difficulty in collecting accounts receivable.

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $8.75 and $1.33 billion, respectively, as of September 27, 2008. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

We may be unable to adjust to rapid changes in the healthcare industry, some of which could adversely affect our business.

The healthcare industry has undergone significant changes in an effort to reduce costs. These changes include:

•	development of large and sophisticated groups purchasing medical and surgical supplies;

•	wider implementation of managed care;

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

•	legislative healthcare reform;

•	consolidation of pharmaceutical companies;

•	increased outsourcing of certain activities, including to low-cost offshore locations; and

•	consolidation of distributors of pharmaceutical, medical and surgical supplies.

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

As of September 27, 2008, we had approximately $2.18 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $954 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

Item 6.	Exhibits

See Exhibit Index on page 40.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 30th day of October 2008.

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