Form 10-K
period 2008-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2009-02-27
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

As of June 27, 2008, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $23,145,151,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 27, 2008).

As of January 31, 2009, the Registrant had 418,164,910 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Fisher’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

In November 2006, Thermo Electron Corporation (also referred to in this document as “Thermo,” which is the predecessor to Thermo Fisher) merged with Fisher Scientific International Inc. (also referred to in this document as “Fisher”) to create the world leader in serving science. Thermo Fisher has approximately 34,500 employees and serves more than 350,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.

We serve our customers through two principal brands, Thermo Scientific and Fisher Scientific:

•
Thermo Scientific is our technology brand, offering customers a complete range of high-end analytical instruments as well as laboratory equipment, software, services, consumables and reagents to enable integrated laboratory workflow solutions. Our growing portfolio of products includes innovative technologies for mass spectrometry, elemental analysis, molecular spectroscopy, sample preparation, informatics, fine- and high-purity chemistry production, cell culture, protein analysis, RNA-interference techniques, immunodiagnostic testing, microbiology, as well as environmental monitoring and process control.

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

We are continuously advancing the capabilities of our technologies, software and services, and leveraging our 9,500 sales and service personnel around the world to address our customers’ emerging needs. Our goal is to make our customers more productive, and to allow them to solve their analytical challenges, from complex research and discovery to routine testing.

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

Analytical Technologies Segment

Through our Analytical Technologies segment, we serve the pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory and healthcare industries. This segment has three primary growth platforms – Analytical Instruments, Specialty Diagnostics and Biosciences – and provides a broad range of instruments, software and services, bioscience reagents and diagnostic assays to address various scientific, healthcare, environmental, and process optimization challenges in laboratories, manufacturing and the field.

•
Analytical Instruments include analytical instruments used in the laboratory to analyze prepared samples, software interpretation tools, laboratory information management systems, and laboratory automation equipment and systems; environmental instruments, integrated systems, and services used in industrial environments, in the lab, and in the field for continuous environmental monitoring, safety and security applications; and process instruments, integrated systems and measurement solutions, and services used in process environments and in the field to enable real-time process control and optimization and materials analysis.

•
Specialty Diagnostics products and services are used by healthcare and other laboratories to prepare and analyze patient samples to detect and diagnose diseases. Microbiology products include high-quality reagents and diagnostic kits used in the diagnosis of infectious disease or for testing for bacterial contamination to assure the safety and quality of consumer products such as food and pharmaceuticals.

•	Biosciences products include leading reagents, tools and services used in life science research, drug discovery and biopharmaceutical production.

Analytical Instruments

Scientific Instruments

Our analytical instrumentation, integrated software and automation solutions are used primarily in laboratory and industrial settings and incorporate a broad range of capabilities for organic and inorganic sample analysis. We offer a portfolio of analytical instruments based on a range of techniques, including mass spectrometry (MS), chromatography and optical spectroscopy, which can be combined with a range of accessories, consumables, software, spectral reference databases, services and support to provide a complete solution to the customer. Mass spectrometry is a technique for analyzing chemical compounds, individually or in complex mixtures, by forming gas phase charged ions that are then analyzed according to mass-to-charge ratios. In addition to molecular information, each discrete chemical compound generates a fragmentation pattern that provides structurally diagnostic information. Chromatography is a technique for separating, identifying and quantifying individual chemical components of substances based on physical and chemical characteristics specific to each component. Optical spectroscopy is a technique for analyzing individual chemical components of substances based on the absorption or emission of electromagnetic radiation of a specific wavelength of light, for example, visible (light), ultraviolet or infra-red. We complement our product technologies with laboratory information management systems (LIMS), chromatography data systems (CDS), database analytical tools, automation systems, and a broad portfolio of reagents and consumables from the rest of the company to deliver integrated work flow solutions that improve the quality and productivity of research.

Financial Statement Index

Our instruments, software, and workflow solutions are used in a variety of regulated and unregulated industries in life sciences applications such as pharmaceuticals, biotechnology, clinical and food safety, in chemical analysis applications such as environmental, petrochemicals, chemicals, semiconductor, steel and basic materials, and geology, as well as in academic and government research. To support our global installations, we provide implementation, validation, training, maintenance and support from our large global services network.

Life Science Mass Spectrometry (LSMS). The company’s Life Sciences Mass Spectrometry product line features high performance instrumentation for a wide spectrum of markets and applications. The triple quadrupole, ion trap and hybrid mass spectrometry (LC/MS/MS) product lines offer tiered portfolios for both qualitative and quantitative analysis across a broad range of markets including pharmaceutical, academic research, clinical research, food safety, environmental and toxicology markets. Applications range in complexity from routine compound identification in regulated fields such as food safety and environmental screening, to sophisticated analysis of low-abundance components in complex biological matrices.

Our triple quadrupole portfolio provides high performance quantitative analysis of chemicals in biological fluids, environmental samples and food matrices. Applications for the pharmaceutical industry include the targeted quantitation of drug candidates in discovery absorption, distribution, metabolism and excretion (ADME) studies, and in support of development phase clinical trials where sensitivity, specificity, precision and accuracy are requirements for submission of pharmacokinetic data for regulatory approval. The triple quadrupole portfolio is also used for targeted analysis of pesticides and food contaminants to support regulatory requirements.

Our ion trap portfolio provides hardware and software for in depth structural analysis of large bio-molecules, such as proteins, to structural characterization of small molecules, such as drugs and drug metabolites.

Hybrid Mass Spectrometers combine linear ion trap technology, Fourier Transform Ion Cyclotron Resonance Mass spectrometry (FTICR) and Orbitrap technology, providing high resolution and accurate mass capabilities in a single mass spectrometry system. The combination of two powerful capabilities permits sensitive and accurate identification of compounds in complex matrices, from biological samples. Our Hybrid mass spectrometers are suited for analysis of complex biological problems such as cellular pathway analysis, investigation of protein sequence modifications, biomarker discovery for potential disease markers, evaluation of complex metabolomic systems, and metabolite identification because of their enhanced selectivity capabilities from high resolution and accurate mass. This advanced technology has enabled customers to perform broader biological system analysis which they were previously unable to perform using LC/MS/MS technologies.

Inorganic Mass Spectrometry (IOMS). Inorganic MS products are comprised of four product segments: Isotope Ratio Mass Spectrometry (IRMS), Multi-Collector Mass Spectrometry (MC-IRMS), Inductively Coupled Plasma Mass Spectrometry (ICP-MS) and High Resolution Trace Mass Spectrometry (HR Trace-MS). IOMS products are primarily used for qualitative and quantitative analysis of inorganic matter in a range of applications including environmental analysis, materials science, climate research, earth science as well as nuclear safeguard and fuel control. All of our IOMS products are based on sophisticated magnetic sector mass spectrometers, which are customized to meet the needs of a broad range of applications.

In addition, we supply a range of sample preparation and separation product-lines for mass spectrometry including auto-samplers, liquid and gas chromatography instruments and columns, and multi-plexing systems.

Liquid Chromatography. Our standard HPLC (High Pressure Liquid Chromatography) systems and high speed UHPLC (Ultra High Pressure Liquid Chromatography) systems offer high throughput and sensitivity in the analysis of liquid samples. They are sold either in stand-alone configurations or as systems-integrated with our mass spectrometers (LC-MS and LC-MS/MS). The company also has a fast scanning single quadrupole LC-MS system used primarily in pharmaceutical laboratories as a UHPLC detector, providing chromatographers the ability to run routine HPLC applications more efficiently with real-time mass confirmation. These products utilize our comprehensive line of HPLC columns.

Financial Statement Index

Gas Chromatography. Gas chromatography (GC) is a separation technique that analyzes complex sample matrices in gases. GC comprises both separation and detection technology. Separation technology is common to all gas chromatography analyzers, and is paired with either a conventional detector (GC) or with different types of mass spectrometers (GC-MS). Thermo Fisher’s line of gas chromatographs (GCs) includes a full range of detectors, injectors, and valve systems for chemical and petrochemical analysis; and its GCxGC product is used for analysis of target compounds in complex matrices. Our GC-MS offering includes a triple stage quadrupole GC-MS, for routine analysis of pesticide residues in food; a dual stage quadrupole MS for quantitative product screening of environmental and toxicology samples; and an ion trap MS for analysis of target components in complex matrices. We also offer a wide range of auto samplers that fully automate GC or GC-MS.

Trace Elemental Analysis. Thermo Fisher offers a line of elemental analysis instrumentation for the analysis of trace concentrations of elements in liquid and solid samples. Our atomic absorption (AA) instruments and inductively coupled plasma (ICP) spectrometers are used for trace elemental analysis of liquid samples in environmental, petrochemical, food safety, metallurgical, geochemical and clinical/toxicology applications. These products are widely used in growth markets such as China, India and Latin America and support compliance with increasingly stringent international environmental and consumer safety regulations. Our combustion analyzer products enable the analysis of liquid and solid samples for toxic organic halogens and other elemental components such as nitrogen, carbon, sulfur and oxygen. These products are used in environmental, geochemical, agrochemical/agronomic and petrochemical applications across a diverse range of industries including the analysis of sulfur content in petroleum fuels to comply with international regulations.

Bulk Elemental Analysis. Thermo Fisher also provides a full range of instrumentation for elemental analysis of bulk materials such as metals, cement, minerals and petrochemicals using X-ray fluorescence (XRF), X-Ray diffraction (XRD) and arc spark optical emission (OES) techniques. Our OES product line is ideal for use in process/quality control for the direct, elemental analysis of solid metals.

Our benchtop and standalone XRF systems for analysis of conductive or non-conductive solids and liquids are used in many industrial and research laboratories, for monitoring of specific elements in oils, polymers, cement or quarry materials to the full analysis of glasses, metals, ores, refractories and geological materials. Our XRD equipment allows analysis of phases or compounds in crystalline materials. Both XRF and XRD techniques are integrated into one instrument to provide total analysis capabilities to the cement, metals and mining industries.

Molecular Spectroscopy. Thermo Fisher’s molecular spectroscopy products are divided into four primary techniques: Fourier transform infrared (FT-IR), Raman, Near-infrared (NIR) and ultraviolet/visible (UV/Vis) spectroscopy. All four techniques provide information regarding the structure of molecules and hence provide the means for the identification, verification and quantification of primarily organic materials. The instrumentation comprises interferometric and dispersive spectrometers combined with software that extracts both qualitative and quantitative information from the raw data. The major applications are found in pharmaceutical, biotechnology, polymer, chemical and forensic sciences. The instrumentation is used in research, analytical services and quality control laboratories. Near-infrared spectroscopy is used in both laboratory QC and process control applications, making it a technique of choice in process analytical technology (PAT).

Microanalysis. Thermo Fisher provides a range of energy-dispersive (EDS) and wavelength-dispersive (WDS) x-ray analytical instrumentation for electron microscope users. The additions of EDS and WDS detectors transform the electron microscope from an imaging tool into a powerful analytical instrument. These detectors make it possible to rapidly and accurately analyze the elemental distribution of a sample at resolutions down to the nanometer scale. X –ray microanalysis is a fundamental technique in a wide range of disciplines such as material science, metallurgy, biology, geology, forensics and nanotechnology.

Financial Statement Index

Surface Analysis. The principle technique of the surface analysis product range is X-ray Photoelectron Spectroscopy (XPS). XPS provides detailed quantitative information about the chemical composition of solid surfaces and interfaces. The product line features fully integrated instruments, designed for rapid throughput of samples, as well as user configured systems and component options. The extreme surface sensitivity of XPS makes it directly applicable to the development of new materials whose surfaces are chemically engineered on the nanometer scale. The application field for XPS is wide and varied. XPS is commonly used in the semi-conductor, metals, coatings and polymer industries as a product development and failure analysis tool.

Informatics. Thermo Fisher develops and provides laboratory information management systems (LIMS) solutions that provide application-specific, purpose-built functionality in software targeted for certain industries. These industries include pharmaceutical, petrochemical, chemical, food and beverage, metals and mining, environmental and water/wastewater, as well as government and academia. Thermo Fisher is a leader in developing commercial-off-the-shelf (COTS) solutions designed for specific industry applications.

Our portfolio includes enterprise solutions used in laboratories at leading companies in the pharmaceutical, oil and gas, environmental, chemical and food and beverage industries; as well as a range of LIMS products designed for different applications including for pharmaceutical bioanalytical laboratories; for ADME and in-vitro testing in early drug discovery and development; for a range of industrial applications and increasingly by biotechnology laboratories because of its configurability, patented workflows and plate-handling capabilities; and for pharmaceutical manufacturing R&D and QA/QC. In addition, we market a multi-industry enterprise-class system that is tightly integrated with our LIMS solutions for greater accuracy and consistent reporting of shared data, as well as increased productivity.

Laboratory Automation Solutions. Thermo Fisher is a leading supplier of automation systems that provide solutions for the drug discovery and cell research market. With core competencies in integration, applications and innovation, we work closely with customers to develop both turnkey products and tailored systems for genomic/ proteomic, biochemical/cell based assays and drug discovery applications. Our key technologies include automated storage and incubation, integration platforms, robotics and software. Advanced automated storage systems offer both low- and high-volume capacities with full environmental control. Our platforms range from stand-alone plate stackers and movers to highly flexible robotic solutions that incorporate advanced analytical and detection equipment and software for experiment design, control and analysis. Precise and reliable motion control is achieved through state-of-the-art robotics that improve throughput and walk-away time.

Cellular Imaging. High Content Screening (HCS) allows for the automated quantitative measurement of multiple events in cells, tissues and whole organisms. Thermo Fisher provides the total platform of automated imaging instrumentation, image analysis software, data management and bioinformatics software, which is coupled together with reagents, laboratory automation and services to provide the life science researcher with a quantitative, automated approach to understanding the biology of cells and systems. Applications include all aspects of the drug discovery process from target identification and validation through screening and ADME/Toxicology to pre-clinical, as well as academic and systems biology research.

Environmental Instruments

Our environmental analysis instrumentation offers innovative technologies that are used for complying with government regulations and industry safety standards, or to analyze, measure or respond to a hazardous material situation. Our instruments include portable and fixed instrumentation used to help our customers protect people and the environment, with particular focus on environmental compliance, product quality, worker safety and security. Key end markets include coal, fossil fuel and nuclear-powered electric generation facilities, industrial markets such as pulp and paper and petrochemical, water and wastewater municipalities, federal, state and local agencies, general commercial and academic laboratories, and transportation security for sites such as ports and airports. Our instrumentation is used in three primary applications: air quality monitoring and gas detection, water quality testing and monitoring and radiation measurement and protection.

Financial Statement Index

Air Quality Monitoring and Gas Detection. We are a leader in air quality instruments for ambient air and stack gas emissions monitoring. Our primary customers and markets include environmental regulatory agencies responsible for providing gaseous and particulate pollutant air quality data and combustion based industrial operations such as power generation complying with governmentally mandated emissions standards. Additionally, we manufacture a broad range of portable and stationary particulate and gas detection monitoring instruments used by industrial hygienists, first responders and homeland security personnel for worker exposure protection.

Our gas detection instruments utilize a broad range of optoelectronic technologies to detect criteria pollutants such as nitrogen oxide at the parts-per-trillion level. Via technologies such as tapered element oscillation microbalances, beta attenuation and light scattering, we offer a comprehensive range of continuous particulate monitors for use in ambient air monitoring networks. We complement our market leading instrumentation with customized Continuous Emission Monitoring Systems (CEMS), offering both hardware and complete solutions along with integration, installation, support, commissioning, certification and training services.

Water Quality Testing and Monitoring. Our water quality products include high-quality meters, electrodes and solutions for the measurement of pH, ions, conductivity, dissolved oxygen, turbidity and other key water parameters. Our meters, monitors, electrodes and solutions are sold across a broad range of industries. Based upon electrochemical and optical sensing technologies, these products are used for laboratory, field and process applications wherever the quality of water and water-based products is critical. Primary applications include quality control and assurance, environmental testing and regulatory compliance in markets such as water and wastewater, food and beverage, chemical, pharmaceutical, education and power generation.

Radiation Measurement and Protection. Our radiation measurement and protection instruments are used to monitor, detect and identify specific forms of radiation and trace explosives in nuclear power, environmental, industrial, medical and security applications. In the nuclear power market, our products are used by employees to monitor exposure, detect personal and asset contamination as well as monitor the interior and exterior environment. Our industrial applications include metal recycling, x-ray, and neutron generation, while our security applications are focused on scanning suspect cargo, vehicles and people and identifying the source radiation across a wide array of applications globally.

Our explosive product line offers desk-top trace detection (ETD) technology that rapidly detects and identifies small amounts of explosive residue. Our global customers utilize our technology in airport security baggage and personnel screening, prison services, and field response teams, as well as in government and private asset protection screening.

Process Instruments

Our Process Instruments products include online instrumentation solutions and services that provide regulatory inspection; quality control; packaging integrity; process measurements; physical, elemental and compositional analysis; surface and thickness measurements; remote communications; and flow and blend optimization. We serve a wide variety of global industries including oil and gas, petrochemical, pharmaceutical, food and beverage consumer products, power generation, metal, cement, minerals and mining, semiconductor and polymer. Our products are typically used in mission-critical manufacturing applications that require high levels of reliability and robustness. Our Process Instruments include six principal product lines: material characterization, materials and minerals, portable elemental analysis, process systems, compliance testing, and product inspection.

Financial Statement Index

Material Characterization. Our materials characterization product lines include instruments that help our customers analyze materials for viscosity, surface tension and thermal properties. Our products accurately and flexibly measure a wide range of rheological properties in the lab and in process applications. These measurement platforms use open standards and have the ability to connect to a range of sensors and systems. Our extruders and blenders meet R&D, small-scale production, quality control and pharmaceutical needs. Single screw and twin screw process extruders with measuring capabilities are used in lab and pilot scale tests for compounding and processing of polymers and ceramics. In the pharmaceutical markets, our products are used for quality control of the continuous mixing process.

Materials and Minerals. Our materials and minerals product line includes online bulk material analysis systems for the coal, cement, minerals and other bulk material handling markets. These products employ proprietary, ultrahigh-speed, non-invasive measurement technologies that use neutron activation and measurement of gamma rays to analyze, in real time, the physical and chemical properties of raw material streams. This eliminates the need for off-line sampling, and enables real-time online optimization, for instance, allowing the customer to optimally blend raw materials to control sulfur and ash in coal fired utilities. Our gauging products are used online to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as metal strip, plastics, foil, rubber, glass, paper and other web-type products. Our gauging line uses ionizing and non-ionizing technologies to perform high-speed, real-time, non-invasive measurements. We also provide process control instruments that monitor nuclear flux inside a reactor helping our nuclear power customers operate their plants in a safe and optimal manner. Our bulk material handling products such as belt scales, flow meters, safety switches and detectors enable solids flow monitoring, level measurements, personnel safety, and spillage prevention for a wide variety of processing applications in the food, minerals, coal, cement and other bulk solids handling markets.

Portable Elemental Analysis. Our line of portable XRF elemental analyzers are state-of-the-art handheld instruments offering real time high-performance analysis. The product platform is designed for the rapid on-site testing of metals for numerous industrial applications, including mining, coatings, precious metals and powder samples. Our product offering is tailored for specific market applications through a combination of instrument calibrations, x-ray sources and detectors to best match the desired speed and sensitivity of the analysis. Our new geometrically optimized silicon drift detector delivers increased sensitivity and allows metal alloy samples to be measured faster and easier than with our other silicon PIN detectors. The instruments are used for the analysis of metal alloys for positive material identification, scrap metal recycling, quality assurance/quality control (QA/QC) and precious metals analysis, as well as analysis of soils and sediments, environmental monitoring, lead screening in consumer products, lead in paint assessment, geochemical mapping and coatings/plating analysis.

Process Systems. Our process systems products help oil and gas, refining, steel and other customers optimize their processes. These instruments provide measurements that help improve efficiency, provide process and quality control, maintain regulatory compliance and increase worker safety. For instance, our gas flow computers support custody transfer applications in the production and transmission of natural gas; our nuclear interface level gauge is used in extremely harsh coker applications for petroleum refining; our moisture online analyzer helps our customers measure moisture in extreme applications like coke used in metal foundries, and our line of process mass spectrometers helps our customers detect minute constituents in process gases. These systems provide real-time direct and remote data collection, analysis and local control functions using a variety of technologies, including radiation, radar, ultrasonic and vibration measurement principles, gas chromatography and mass spectrometry. Our online sulfur analyzer products, based on pulsed UV fluorescence technology, are used by refiners to bring clean fuels to consumers. We have extended the applications to include online sulfur detection in the petrochemical environment, including flare gas composition and catalyst protection.

Financial Statement Index

Compliance Testing. Our compliance testing product lines provide simulation and verification equipment for electronic components and systems. Based on pulsed EMI (Electromagnetic Interference) technology, our products provide testing of electromagnetic compatibility, electrostatic discharge and transmission line pulse for original equipment manufacturers in the semiconductor market and independent testing labs.

Product Inspection. Our product inspection solutions serve the food and beverage, and pharmaceutical packaging industries. For the food and beverage and pharmaceutical markets, we provide solutions to help our customers attain safety and quality standards. Based on a variety of technologies, such as X-ray imaging and ultratrace chemical detection, our products are used to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts. For example, our line of metal detectors uses non-invasive, high-speed, flux technology to inspect packaged products; our line of checkweighers is used to weigh packages on high-speed packaging lines; our line of inspection systems uses X-ray imaging to enable our customers to inspect canned or bottled beverages at very high speeds; and our line of contaminant detection systems provides online-sniffing technology to inspect recycled bottles for traces of contaminants before refilling.

Services. We provide a complete portfolio of services and management solutions designed to help our customers improve productivity, reduce total cost of ownership of analytical instruments and ensure compliance. From instrument and equipment acquisition to disposition, we provide an extensive global service network to support our installed base of instruments.

From instrument support plans, preventive and corrective maintenance to instrument qualifications, our product services are designed to remove the hassle and worry from instrument maintenance allowing our customers to focus on their goals while increasing positive results in the lab. Furthermore, our parts, accessories, software and instrument upgrades provide our customers with the tools necessary to improve productivity and quality. In addition, our multi-vendor laboratory instrument services provide our customer complete laboratory support. Certified and experienced multi vendor service engineers provide instrument qualifications, preventive and corrective maintenance, validation, regulatory compliance and metrology services allowing our customer to expand our high quality cost effective instrument support throughout their operations.

We also provide our customers enterprise management solutions that streamline the services processes, increase operational efficiencies while reducing expenses and decreasing total cost of ownership. With integrated capabilities consisting of equipment maintenance management, physical inventory tracking and enterprise-wide maintenance reporting, coupled with direct and multi-vendor service capabilities, our asset management solutions are customizable to meet the business needs of our customers. Our asset management solutions model proactively manages all of our customers’ instruments and equipment so they have visibility to all of their assets and gain assurance that services are being delivered and performed on time.

Specialty Diagnostics

Our Specialty Diagnostics products and services are used by the diagnostics community, including healthcare laboratories in hospitals, academic and research institutes, to prepare and analyze patient samples such as blood, urine, body fluids or tissue sections, to detect and diagnose diseases, such as cancer.

Clinical Diagnostics

Our clinical diagnostics products include a broad offering of liquid, ready-to-use and lyophilized immunodiagnostics reagent kits, calibrators, controls and calibration verification fluids. In particular, we provide products used for drugs-of-abuse testing; therapeutic drug monitoring, including immunosuppressant drug testing; thyroid hormone testing; serum toxicology; clinical chemistry; immunology; hematology; coagulation; glucose tolerance testing; monitoring and toxicology. We also private label many of our immunoassay reagents and controls for major IVD companies through an OEM arrangement. In many instances, we will work with customers or partners to

Financial Statement Index

develop new products and applications for their instrument platforms. We have developed one of the broadest menus for drugs-of-abuse immunoassays, including those for newer drugs such as Oxycodone, Heroin Metabolite and Buprenorphine. We also offer a line of Immunosuppressant Drug immunoassays that can be used on a variety of clinical chemistry analyzers. Our clinical chemistry and automation systems include analyzers and reagents to analyze and measure routine blood and urine chemistry, such as glucose and cholesterol; and advanced testing for specific proteins, therapeutic drug monitoring and drugs-of-abuse. Our diagnostic test range currently covers approximately 80 different validated methods. We also provide pre- and post-analytical automation for preparation of blood specimens before and after analysis. In other analytical laboratory fields, our reagents and automated photometric analyzers are used for colorimetric and enzymatic analysis and quality control in food and beverage, wine and pharmaceutical production. In addition to our own sales channels, our laboratory automation systems are distributed by some of the leading diagnostic manufacturers, such as Olympus and Ortho-Clinical Diagnostics (OCD).

Anatomical Pathology (AP)

We provide a broad portfolio of products for use primarily in immunohistochemistry, histology, cytology and hematology applications. These products include consumables for specimen collection, tissue processing, embedding and staining, such as reagents, stains, slides, cover glass, microarray substrates, detection kits and antibodies. We also provide a range of AP instruments including an autostaining immunohistochemistry slide staining system; a robot stainer used in slide staining of histology and cytological specimens; along with other equipment such as tissue processors for preparation of tissue samples; microtomes and cryostats for sectioning of processed tissues; embedding centers, slide stainers to highlight abnormal cells for microscopic examination and diagnosis; coverslippers, which place glass slipcovers on slides at a high capacity of approximately 450 slides per hour; and cassette and slide labelers for identifying specimens. Our cytocentrifuges use low-speed centrifugation technology to concentrate and deposit a thin layer of cells onto a microscope slide to ensure better cell capture and better preservation of cell morphology. Our tissue processors provide a fully automatic solution for tissue processing and reagent storage/handling. For efficient handling and accurate identification of histology and cytology specimens, we offer a comprehensive line of cassette and slide labelers, including a laser microwriter developed specifically for anatomical pathology which prints 1D and 2D barcodes, text, logos and graphics in 26 different fonts at a speed of 1 to 2 seconds per slide and is designed to handle high-volume workloads in clinical or research laboratories. Other histology products include a line of microtomes for paraffin or resin sectioning, cryostats for frozen sections and slide stainers for cell morphology highlights.

Thermo Fisher manufactures high-quality flat-sheet glass to produce medical disposable products such as microscope slides, plates, cover glass and microarray substrates serving the medical, diagnostics and scientific communities. We also offer specialized hydrophobic, adhesive and fluorescent slides through proprietary coating techniques.

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

Financial Statement Index

We also provide diagnostic testing services for certain neurological, renal and endocrine disorders to physicians, hospital laboratories and reference laboratories.

Biosciences

Our broad range of Biosciences products and services includes fine and high-purity chemistry products; nucleic acid synthesis reagents; PCR and QPCR reagents and related products; molecular biology reagents and consumables; RNA interference (RNAi) reagents; high-quality antibodies; proprietary protein analysis reagents and kits; high content screening (HCS) and analysis (HCA) products; cell-culture products and sterile liquid-handling systems. These products are used across the general chemistry and life sciences arenas primarily for scientific research and drug discovery, as well as biopharmaceutical research and production.

Global Chemicals

Our Global Chemicals products provide solutions for chemistry-based applications to scientists involved in analysis, research and development, and manufacturing — primarily in the pharmaceutical, life sciences and high technology markets. We offer reliable, industry leading products and services through internal expertise and through partnerships with leading providers of chemical technology.  We deliver these products and solutions through our extensive global distribution network. Our broad portfolio includes organic chemicals used in basic research applications to synthesize new materials. We also provide a comprehensive line of essential laboratory chemicals used by scientists to purify, extract, separate, identify and manufacture products. Our broad range of bioreagents is used in many different applications, from cell growth to detailed protein analysis. In addition, our offering of novel chemical building blocks, reactive intermediates and screening libraries are used by medicinal and organic chemists to accelerate drug discovery. We also provide bulk volumes of many of our products when customers scale up from research to development.

Life Science Research

Our Life Science Research products provide innovative technologies, services and support to our global research and business partners. Focusing on genomics, proteomics and cell biology applications, these products are used in academic, government, diagnostic, biotechnology and pharmaceutical laboratories globally to understand biological processes and the basis of human diseases and to shorten the drug discovery and development process.

Our Genomics products are focused on gene silencing, gene expression and nucleic acid amplification and detection. Our gene modulation product lines include the market leading range of synthetic small interfering RNA (siRNA) and viral vectors containing short hairpin RNA (shRNA) for gene silencing and complementary DNA (cDNA) vectors for gene expression. Together these technologies allow researchers to control the expression of specific genes in order to understand their function. Scientists use our PCR and QPCR reagents along with PCR reaction plates and sealing products to amplify and measure nucleic acids with high precision and sensitivity, enabling them to gain a better understanding of the control mechanisms inside a cell. We supply a number of stock and custom products through business-to-business relationships including high purity RNA and DNA synthesis reagents, high purity nucleotides, novel fluorescent dyes, dye-labeled compounds, customized PCR plastics and other molecular biology reagents. Our synthesis products are used by oligo manufacturers in both research and the rapidly emerging nucleic acid therapeutic markets. Our Genomics offering also has a wide range of highly advanced services including genome-wide RNAi screening, RNAi in vivo technology development, high-content screening and cell line development, micro RNA profiling and custom chemical synthesis.

Our Proteomics products enable the effective and efficient study of the biology of proteins and offer cell-based assays and services for high-content pathway analysis. Scientists use our reagents and kits for protein purification, protein detection and quantitation, protein sample preparation, protein labeling, protein interaction, and related studies, providing new capabilities and sensitive and accurate results more efficiently. Our extensive offering includes more than 30,000 high-quality antibodies, peptides and proteins, including many antibodies labeled with novel fluorescent dyes. Complementing the company’s technology leadership in mass spectroscopy (MS), some of our products support a complete protein analysis workflow in MS analysis, including innovative stable isotope-based reagents. Our specialized reagent kits and assays are powerful tools for fluorescence cell-based screening and analysis of specific molecular targets and biological parameters. Together, they comprise a market leading range of high content analysis (HCA) and high content screening (HCS) assays.

Financial Statement Index

BioProcess Production

Our BioProcess Production offerings include cell-culture and bioprocessing products used in the production of animal and human viral vaccines, monoclonal antibodies, protein-based therapeutics and wound healing. These products and technologies continue to lead the industry in innovation and quality, encompassing preeminent cell-culture products (sera, classical media, serum-free and protein-free media, and process liquids) and bioprocessing systems, including flexible, single-use BioProcess Container (BPC) systems, which are sterile, disposable bags specifically designed for transporting, mixing, dispensing, and storing sterile liquids and powders. In particular, the innovative Single-Use Bioreactor (S.U.B.) product line offers a single-use alternative to conventional stirred tank bioreactors currently used in animal cell culture. The S.U.B. emulates the scalability and operating parameters of the conventional stirred tank bioreactors yet is disposable, offering numerous process and regulatory advantages. The rapid acceptance of this technology is changing the landscape of the bioprocessing industry. These products are used in industrial and academic research markets for biotherapeutic discovery, cellular interaction studies, toxicity testing, antiviral and anticancer studies, as well as in biopharmaceutical manufacturing processes, where they have been specifically qualified for use in bioscience applications in the biopharmaceutical, biotechnology and diagnostic industries.

Laboratory Products and Services Segment

Through our Laboratory Products and Services segment, we offer a combination of products and services that allows our customers to engage in their core business functions of research, development, manufacturing, clinical diagnosis and drug discovery more accurately, rapidly and cost effectively. We serve the pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory and healthcare industries. This segment has three primary growth platforms – Laboratory Products, Customer Channels and BioPharma Services – and provides products and integrated solutions for various scientific challenges that support many facets of life science research, clinical diagnosis and workplace safety. Specifically, our Laboratory Equipment products consist primarily of sample preparation, controlled environment storage and handling equipment as well as laboratory workstations; our Laboratory Consumables include consumables, tubes and containers for sample preparation, analysis and sample storage. Our Research Market Channel offers a wide variety of proprietary and third-party chemicals, instruments and apparatus, liquid handling pumps and devices, capital equipment and consumables; our Healthcare Market Channel offers proprietary and third-party analytical equipment, diagnostic tools and reagents and consumables; our Safety Market Channel offers proprietary and third-party workplace and first responder equipment, protective gear and apparel; and our BioPharma Services offerings include packaging, warehousing and distribution services, labeling, pharmaceutical and biospecimen storage, and analytical laboratory services primarily in the area of drug discovery and pharmaceutical clinical trials.

In the Research Market Channel, the Fisher Scientific catalog has been published for nearly 100 years and is an internationally recognized scientific supply resource. In the Research, Healthcare and Safety Market Channels, we publish more than 3 million copies of our various catalogs each year in eight different languages. Our e-commerce product references are showcased by our website, www.fishersci.com, which is a leading e-commerce site supporting the scientific research community. The website contains full product content for more than 348,000 products. We maintain an international network of warehouses in our primary markets through which we maintain inventory and coordinate product delivery. With specialized product vaults and temperature controlled storage capacity, we are able to handle the complete range of products we offer to our customers. Our transportation capabilities include our dedicated fleet of delivery vehicles as well as parcel shipping capabilities that are closely integrated with our third-party parcel carriers. Throughout the product delivery process, we provide our customers with convenient access to comprehensive electronic systems allowing for automated catalog search, product order and invoicing and payment capabilities.

Financial Statement Index

We deliver our products through third-party carriers and our dedicated fleet of delivery vehicles. Third-party carriers include United Parcel Service (UPS), Federal Express, DHL and other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service.

Laboratory Products

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

We offer a wide variety of microplate instruments for drug discovery, assay development, ELISA and applied testing markets. Our portfolio includes microplate detection instruments, multichannel reagent dispensing, magnetic particle purification systems, microplate washer and incubation equipment. Microplate detection instruments include UV, fluorescence, luminescence and multimode reader technologies. These instruments are designed for the analysis and optimization of assays, such as binding assays, ADMETox, molecular biology assays, enzyme kinetic studies, ion-channel and cell signaling assays. Multichannel reagent dispensing is critical to the efficiency and reproducibility of assays and we offer a flexible sample preparation system to meet the stringent requirements of reagent dispensing in pharmaceutical and biotechnology laboratories. We provide products for the purification of proteins, nucleic acids and cells in a convenient, rapid and reproducible manner using a patented magnetic particle method. The system consists of instruments, specially designed plastics and software to provide a total purification solution for customer applications.

Financial Statement Index

We offer a variety of other laboratory products such as chillers, shakers, stirrers, hotplates, water baths, ovens, furnaces, vacuum concentrators and in a range of sizes, temperatures and configurations for life science, analytical chemistry, manufacturing and quality control applications where temperature uniformity and control are critical.

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

We have tubes specific to centrifugation in various sizes to fit the volume and centrifugal speed requirements of the sample. In addition, we are the leaders in sample storage vials and organization systems for ultralow temperature and cryogenic storage, offering specific products for low protein binding and low DNA binding.

We are the leading provider of tissue culture filtration and growth vessels. Our products are used by researchers for growth of tissue culture and can be scaled up to biomanufacturing of vaccines or monoclonal antibodies using Cell Factory products. The sterility of samples and growth media is critical to the viability of the cells.

Laboratory Workstations

We are a major supplier of laboratory workstations and fume hoods for either new construction or laboratory renovation. Our product offerings include steel, wood and plastic laminate casework systems, adaptable furniture systems, chemical ventilation fume hoods and chemical storage cabinets and various other laboratory fixtures and accessories.

Customer Channels

Our Customer Channels platform serves academic, pharmaceutical, biotech, government, industrial and healthcare customers through our Fisher Scientific, Fisher Healthcare, Fisher Safety, Fisher Scientific Education and Cole Parmer offerings. Our Fisher Scientific offerings include a wide range of products and services from a single source designed to allow our customers to engage more accurately and efficiently in laboratory research and development throughout the world. We provide products and solutions focused on the collection, transportation and analysis of biological samples through our Fisher Healthcare offerings. We also provide safety-related products through our Fisher Safety offerings including cleanroom and controlled-environment supplies, personal protective equipment, firefighting, military and first responder

Financial Statement Index

equipment and supplies, and environmental monitoring and sampling equipment. Our Fisher Science Education offerings include science related educational and laboratory products for the K – 12 and secondary education market. Our Cole-Parmer offerings include a wide variety of laboratory and industrial fluid handling products, instrumentation, equipment, and supplies. In addition to our broad product portfolio, we offer a variety of specialized services to our customers through our Managed Services team. Services provided to customers include dedicated logistics personnel who manage inventory and provide desktop delivery, coordinate instrument calibration and service, facilitate glass washing, provide on-site customer service and deliver other services that allow our customers to focus on their core research and business activities.

We go to market through our broad sales force, global network of resellers and distributors, printed catalogs, and state-of-the-art website. We maintain a global sales force of over 1,500 personnel, augmented by a large global network of resellers and distributors. Our print catalogs range from hardcopy volumes that include detailed descriptions of over 45,000 products to industry-specific catalogs targeted to customers in such industries as wine-testing, food safety and controlled environments. In addition to our print catalogs, we maintain an on-line catalog via our www.fishersci.com website that allows our customers to search our product portfolio and purchase over 820,000 products on-line.

Research Market Channel

Our Research Market Channel offerings include a wide range of products and services from a single source designed to allow our customers to engage more accurately and efficiently in laboratory research and development throughout the world. Our customers represent all industries requiring any level of laboratory research, including but not limited to the pharmaceutical, biotech, food and agriculture, government, academic and manufacturing industries.

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

Our catalog consists of more than 45,000 products. Beyond our catalog, we offer our customers access to more than 775,000 products. Our e-commerce website, www.fishersci.com, has been an industry-leading online ordering and reference tool since its inception in the 1990s.

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

Healthcare Market Channel

Our Healthcare Market Channel offerings include a broad array of consumables, diagnostic kits and reagents, equipment, instruments, solutions and services for hospitals, clinical laboratories, reference laboratories, physicians’ offices and other clinical testing facilities. These products are manufactured by Thermo Fisher and third parties.

Healthcare Market Channel products and solutions focus on the collection, transportation and analysis of biological samples. Major product lines include anatomical pathology, molecular diagnostic and cardiac risk management solutions, along with blood collection devices, consumable vials and transportation devices, as well as an extensive portfolio of rapid diagnostic testing devices for drugs-of-abuse testing and diagnosis and monitoring of cancer, endocrine function and cardiovascular, gastrointestinal, nervous system, respiratory and sexually transmitted diseases. The Healthcare Market core product offering also includes high-end diagnostic instruments and equipment together with the reagents used in those instruments and equipment to perform diagnostic tests. Sales in the healthcare market are fueled by the administration and evaluation of diagnostic tests. We believe that the aging population, as well as the increased demand for the development of new specialty diagnostic tests, will result in increased market growth.

Financial Statement Index

    In addition to our broad product offering, we offer a variety of specialized services to our customers through our Managed Services team. Services provided to customers include dedicated logistics personnel that manage inventory, provide on-site customer service, and deliver other services that allow our customers to focus on their core responsibilities.

Safety Market Channel

Through our Safety Market Channel we supply safety-related products to various industries including laboratory research, industrial manufacturing, healthcare, universities, food/agriculture, environmental and petrochemical as well as government and municipal agencies, fire departments and military units. Products offered to these markets include: cleanroom and controlled-environment supplies; personal protective equipment such as respirators, clothing, gloves, hardhats, hearing protection and eyewear; fall protection harnesses and restraints; self-contained breathing apparatus; specialized firefighting and military equipment and supplies; environmental monitoring and sampling equipment; and first responder supplies and equipment such as decontamination tents, bio-isolation systems, chemical protective suits and emergency response trailers. We offer products mainly manufactured by third parties as well as those manufactured by Thermo Fisher.

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

Services are offered throughout the world, with operations in the United States, United Kingdom, Switzerland, India, Ireland and Singapore. Expansion of our activities is under way into Latin America and China.

Sales and Marketing

We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce, third-party distributors and various catalogs.

We have approximately 9,500 sales and service personnel including over 1,000 highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with product standardization and other supply-chain-management services to reduce procurement costs.

Financial Statement Index

New Products and Research and Development

Our business includes the development and introduction of new products and may include entry into new business segments. We are not currently committed to any new products that require the investment of a material amount of our funds, nor do we have any definitive plans to enter new businesses that would require such an investment.

During 2008, 2007 and 2006, we spent $249 million, $239 million and $170 million, respectively, on research and development, excluding a charge in 2008 of $3 million for in-process research and development related to an acquisition and a charge in 2006 of $15 million for in-process research and development at the date of the merger with Fisher.

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

Financial Statement Index

Backlog

Our backlog of firm orders at year-end 2008 and 2007 was as follows:

(In millions)	2008	2007

Analytical Technologies	$777.3	$812.7
Laboratory Products and Services	438.9	481.5

	$1,216.2	$1,294.2

We believe that virtually all of our backlog at the end of 2008 will be filled during 2009.

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

Financial Statement Index

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

We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $20 million at December 31, 2008 and were not material prior to the merger with Fisher. The liability for environmental matters associated with Fisher was recorded at the date of merger at its fair value and as such was discounted to its net present value.

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
Financial Statement Index

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

Number of Employees

As of December 31, 2008, we had approximately 34,500 employees.

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

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marijn E. Dekkers	51	President and Chief Executive Officer (2000)
Marc N. Casper	40	Executive Vice President and Chief Operating Officer (2001)
Gregory J. Herrema	43	Senior Vice President (2008)
Seth H. Hoogasian	54	Senior Vice President, General Counsel and Secretary (2001)
Alan J. Malus	49	Senior Vice President (2006)
Edward A. Pesicka	41	Senior Vice President (2008)
Stephen G. Sheehan	53	Senior Vice President, Human Resources (2003)
Yuh-Geng Tsay	60	Senior Vice President (2008)
Peter M. Wilver	49	Senior Vice President and Chief Financial Officer (2003)
Peter E. Hornstra	49	Vice President and Chief Accounting Officer (2001)

Financial Statement Index

Mr. Dekkers was appointed Chief Executive Officer in November 2002 and President in July 2000. He was Chief Operating Officer from July 2000 to November 2002.

Mr. Casper was appointed Chief Operating Officer in May 2008 and Executive Vice President in November 2006. He was Senior Vice President from December 2003 to November 2006. He was President, Life and Laboratory Sciences from December 2001 to March 2005. He was Vice President of Thermo from December 2001 to December 2003.

Mr. Herrema was appointed Senior Vice President of Thermo Fisher Scientific and President of Analytical Instruments in May 2008. Mr. Herrema has also been President, Scientific Instruments since May 2006. He was President, Environmental Instruments from January 2002 to May 2006.

Mr. Hoogasian was appointed Senior Vice President in November 2006, Secretary in 2001 and General Counsel in 1992. He was Vice President from 1996 to November 2006.

Mr. Malus was appointed President of Laboratory Products and Services in July 2008 and Senior Vice President in November 2006. Prior to Thermo’s merger with Fisher, Mr. Malus was group president of distribution and services for Fisher, where he focused on growing the company’s customer channel businesses serving research, healthcare, education and safety markets. Mr. Malus joined Fisher in 1998 and served in a variety of management roles.

Mr. Pesicka was appointed Senior Vice President of Thermo Fisher Scientific and President, Customer Channels in July 2008. He was President, Research Market from November 2006 to July 2008. Prior to Thermo’s merger with Fisher, Mr. Pesicka was Vice President and General Manager of Fisher’s U.S. research business from January 2004 to November 2006.

Mr. Sheehan was appointed Senior Vice President, Human Resources in November 2006. He was Vice President, Human Resources from August 2001 to November 2006.

Dr. Tsay was appointed Senior Vice President of Thermo Fisher Scientific and President, Specialty Diagnostics in May 2008. He was President, Diagnostics from November 2006 to May 2008. Prior to Thermo’s merger with Fisher, Dr. Tsay was Fisher’s Group President of Immunodiagnostics and previously led the immunodiagnostics business within Apogent Technologies, which was acquired by Fisher in 2004.

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

Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions including the credit crisis affecting the financial markets and the global recession could adversely impact our business in 2009 and beyond, resulting in:

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2008, our international revenues from continuing operations, including export revenues from the United States, accounted for a significant percentage of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2008, currency translation had a favorable effect on revenues of our continuing operations of $113 million due to a weakening of the U.S. dollar relative to other currencies in which the company sells products and services, but based on rates in effect in early 2009, the impact of currency translation will be unfavorable in 2009.

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

Financial Statement Index

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

Financial Statement Index

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $8.68 and $1.33 billion, respectively, as of December 31, 2008. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Financial Statement Index

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

Financial Statement Index

Fluctuations in our effective tax rate may adversely affect our business, results of operations and cash flows.

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. In preparing our financial statements, we record the amount of tax that is payable in each of the countries, states and other jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, changes in accounting for income taxes and recently enacted and future changes in tax laws in jurisdictions in which we operate. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, results of operations and cash flows.

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

As of December 31, 2008, we had approximately $2.06 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $950 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Financial Statement Index

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

The location and general character of our principal properties by segment as of December 31, 2008, are as follows:

Analytical Technologies

We own approximately 3.7 million square feet of office, engineering, laboratory and production space, principally in New Jersey, Wisconsin, Virginia and California within the U.S., and in Germany, England and Switzerland. We lease approximately 3.6 million square feet of office, engineering, laboratory and production space, principally in California, Massachusetts and Texas within the U.S., and in England, China, Finland, Germany and Australia, under various leases that expire between 2009 and 2022.

Laboratory Products and Services

We own approximately 6.7 million square feet of office, engineering, laboratory and production space, principally in Wisconsin, New York, Pennsylvania, Illinois and North Carolina within the U.S., and in England Germany, Canada, Denmark and France. We lease approximately 4.6 million square feet of office, engineering, laboratory and production space, principally in California, Pennsylvania, Illinois, Maryland, Georgia and New Jersey within the U.S. and in France, Mexico, Germany and England, under various leases that expire between 2009 and 2038.

Corporate Headquarters

We own approximately 81,000 square feet of office space in Massachusetts. We also lease approximately 83,000 square feet of office space principally in Pennsylvania, New Hampshire and Massachusetts under various leases that expire between 2009 and 2016.

We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2009 or 2010, we believe that suitable replacement properties are available on commercially reasonable terms.

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

Financial Statement Index

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

No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during our 2008 fourth fiscal quarter.

Financial Statement Index

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2008 and 2007, as reported in the consolidated transaction reporting system.

	2008		2007
	High	Low	High	Low

First Quarter	$58.01	$46.63	$49.90	$43.60
Second Quarter	59.87	52.73	55.25	46.10
Third Quarter	62.77	52.67	58.75	48.71
Fourth Quarter	56.42	26.65	62.02	56.07

Holders of Common Stock

As of January 30, 2009, the company had 8,524 holders of record of its common stock. This does not include holdings in street or nominee names.

Dividend Policy

The company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Payment of dividends is at the discretion of the company’s Board of Directors and will depend upon, among other factors, the company’s earnings, capital requirements and financial condition.

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s fourth quarter of 2008 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

September 28 – November 1	—	$—	—	$500.0
November 2 – November 29	2,467,300	34.59	2,467,300	414.7
November 30 – December 31	—	—	—	414.7

Total Fourth Quarter	2,467,300	$34.59	2,467,300	$414.7

(1)
In September 2008, the Board of Directors authorized the repurchase of up to $500 million of the company’s common stock through September 10, 2009. All of the shares of common stock repurchased by the company during the fourth quarter of 2008 were purchased under this program.

Financial Statement Index

Item 6.	Selected Financial Data

(In millions except per share amounts)	2008 (a)	2007 (b)	2006 (c)	2005 (d)	2004 (e)

Statement of Income Data
Revenues	$10,498.0	$9,746.4	$3,791.6	$2,633.0	$2,206.0
Operating Income	1,229.4	974.4	242.0	263.5	237.5
Income from Continuing Operations	988.7	779.6	166.3	198.3	218.4
Net Income	994.2	761.1	168.9	223.2	361.8
Earnings per Share from Continuing Operations:
Basic	2.36	1.85	.85	1.23	1.34
Diluted	2.27	1.76	.82	1.21	1.31
Earnings per Share:
Basic	2.38	1.81	.86	1.38	2.22
Diluted	2.29	1.72	.84	1.36	2.17

Balance Sheet Data
Working Capital	$2,805.7	$1,763.7	$1,507.2	$562.2	$890.9
Total Assets	21,090.0	21,207.4	21,262.2	4,251.6	3,576.7
Long-term Obligations	2,043.5	2,045.9	2,180.7	468.6	226.1
Shareholders’ Equity	14,926.6	14,488.3	13,911.8	2,793.3	2,665.6

The caption “restructuring and other costs” in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition.

(a)
Reflects a $36.9 million pre-tax charge for restructuring and other costs; an after-tax gain of $5.5 million related to the company’s discontinued operations; and the repurchase of $187.4 million of the company’s common stock.

(b)
Reflects a $91.4 million pre-tax charge for restructuring and other costs; an after-tax loss of $18.5 million related to the company’s discontinued operations; and the repurchase of $898.0 million of the company’s common stock.

(c)
Reflects completion of the merger with Fisher on November 9, 2006, including issuance of common stock. Also reflects a $123.3 million pre-tax charge for restructuring and other costs; a charge of $36.7 million for acceleration of vesting of stock-based compensation as a result of the Fisher merger; and after-tax income of $2.6 million related to the company’s discontinued operations.

(d)
Reflects a $30.3 million pre-tax charge for restructuring and other costs; $27.6 million of pre-tax net gains from the sale of shares of Thoratec Corporation and Newport Corporation; and after-tax income of $24.9 million related to the company’s discontinued operations. Also reflects use of cash and debt for acquisitions, principally the Kendro Laboratory Products division of SPX Corporation.

(e)
Reflects a $19.2 million pre-tax charge for restructuring and other costs; $9.6 million of pre-tax gains from the sale of shares of Thoratec; $33.8 million of tax benefits recorded on completion of tax audits; and after-tax income of $143.5 million related to the company’s discontinued operations.

Financial Statement Index

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

(Dollars in millions)	2008		2007

Revenues
Analytical Technologies	$4,471.2	42.6%	$4,181.7	42.9%
Laboratory Products and Services	6,453.3	61.5%	5,911.1	60.6%
Eliminations	(426.5)	(4.1)%	(346.4)	(3.5)%

	$10,498.0	100%	$9,746.4	100%

Sales in 2008 were $10.50 billion, an increase of $752 million from 2007. Aside from the effects of acquisitions and divestitures and currency translation (discussed in total and by segment below), revenues increased over 2007 revenues by $453 million due to higher revenues at existing businesses as a result of increased demand, discussed below, and, to a lesser extent, price increases.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in the past two years. The principal acquisitions included La-Pha-Pack, a manufacturer and provider of chromatography consumables and related accessories in December 2007; Priority Solutions International, a third-party logistics provider to the pharmaceutical and healthcare industries in October 2007; NanoDrop Technologies, Inc., a supplier of micro UV-Vis spectrophotometry and fluorescence scientific instruments in October 2007 and Qualigens Fine Chemicals, an India-based chemical manufacturer and supplier in September 2007.

Financial Statement Index

In 2008, operating income and operating income margin were $1.23 billion and 11.7%, respectively, compared with $974 million and 10.0%, respectively, in 2007. The increase in operating income was due to higher profitability at existing businesses resulting from incremental revenues including price increases, merger integration savings and productivity improvements including global sourcing and lower operating costs following restructuring actions. The increase also resulted from $48 million of lower cost of revenues charges, primarily merger-related, and from $7 million of lower restructuring and other costs in 2008, principally due to a curtailment gain in 2008 associated with a pension plan in the U.S. These increases were offset in part by a $32 million increase in amortization expense as a result of acquisition-related intangible assets from 2007 and 2008 acquisitions.

The company’s effective tax rate was 14.0% and 11.5% in 2008 and 2007, respectively. The tax provision in 2008 was favorably affected by $28 million or 2.4 percentage points resulting from the impact on deferred tax balances of a change in the apportionment of state tax rates and newly enacted reductions in tax rates in Switzerland. Aside from the impact of these items, the tax rate was unfavorably affected by an increase in income in higher tax jurisdictions. The tax provision in 2007 was favorably affected by $32 million or 3.6 percentage points resulting from enacted reductions in tax rates in the United Kingdom, Denmark, Canada and Germany on the company’s deferred tax balances.

Income from continuing operations increased to $989 million in 2008 from $780 million in 2007, primarily due to the items discussed above that increased operating income in 2008 offset in part by the higher tax rate in 2008.

During 2008, the company’s cash flow from operations totaled $1.42 billion, compared with $1.48 billion for 2007. The decrease resulted from higher payments for income taxes and an increased investment in working capital items offset in part by improved cash flow at existing businesses. Cash flow from operations in 2007 was net of $78 million in merger-related operating cash outflows, including severance and retirement benefits as well as transaction costs incurred by Fisher that were paid subsequent to 2006.

As of December 31, 2008, the company’s outstanding debt totaled $2.06 billion, of which approximately $969 million is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. As of February 27, 2009, $295 million of the convertible debt was currently convertible. Although the company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible, particularly in the current uncertain financial climate, that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. Should holders elect to convert or exercise their put rights, the company intends to draw on its revolving credit facility to fund substantially all of these principal payments. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $950 million at December 31, 2008.

The company believes that its existing cash and short-term investments of $1.29 billion as of December 31, 2008, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to equity investments, bad debts, sales returns, inventories, business combinations, intangible assets, warranty obligations,

Financial Statement Index

income taxes, pension costs, contingencies and litigation, stock-based compensation, restructuring and sale of businesses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)	Accounts Receivable

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $43 million at December 31, 2008. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

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

The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of the company’s acquisitions is assigned to intangible assets that require the use of significant judgment in determining (i) fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Amortizable intangible assets totaled $5.10 billion at December 31, 2008. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $8.68 billion and $1.33 billion, respectively, at December 31, 2008. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.

Financial Statement Index

The company’s market capitalization decreased from September 2008 to approximately book value in the three business days before and after year-end. Management believes that the decrease occurred primarily due to economic uncertainty affecting the broader financial markets and concern about companies’ ability to reach their financial goals. The company’s businesses, however, were not materially adversely affected by the significant global downturn during 2008. Projections of profitability for 2009 and thereafter and indicated fair values based on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at December 31, 2008. There can be no assurance, however, that further deterioration of the financial markets will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

(d)	Other Long-Lived Assets

The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $1.64 billion at December 31, 2008, including $1.28 billion of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

At the time the company recognizes revenue, it provides for the estimated cost of product warranties based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $44 million at December 31, 2008. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

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

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Following the adoption of SFAS No. 141(R) in 2009, any such reversals will be recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $161 million at December 31, 2008. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $33 million at December 31, 2008. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company’s tax provision would result.

(h)	Contingencies and Litigation

The company records accruals for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and or external legal counsel and actuarial estimates. Reserves of Fisher as of the merger date, including environmental reserves, were initially recorded at their fair value and as such were discounted to their net present value. Additionally, the company records receivables from third-party insurers when recovery has been determined to be probable.

Financial Statement Index

(i)	Pension and Other Retiree Benefits

Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled income of $7 million in 2008, including $19 million of income from curtailment of pension plans. The company’s unfunded benefit obligation totaled $303 million at year-end 2008 compared with $170 million at year-end 2007. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $2 million and an increase in the benefit obligation of approximately $82 million.

The decrease in the funded status in 2008 resulted primarily from a downturn that affected financial markets. The company expects to contribute $20 to $30 million to its defined benefit pension plans in 2009.

(j)	Stock-based Compensation

The fair value of each stock option granted by the company is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the company’s stock. The expected lives of grants through 2007 were estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. Thereafter, historical data on exercise patterns became the basis for determining the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. The company estimates forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.

(k)	Restructuring Costs

The company records restructuring charges for the cost of vacating facilities based on future lease obligations and expected sub-rental income. The company’s accrued restructuring costs for abandoned facilities in continuing operations totaled $6 million at December 31, 2008. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

Financial Statement Index

(l)	Assets Held for Sale

The company estimates the expected proceeds from any assets held for sale and, when necessary, records losses to reduce the carrying value of these assets to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

Results of Operations

2008 Compared With 2007

Continuing Operations

Sales in 2008 were $10.50 billion, an increase of $752 million from 2007. The favorable effects of currency translation resulted in an increase in revenues of $113 million in 2008. Sales increased $186 million due to acquisitions, net of divestitures. Aside from the effect of currency translation and acquisitions, net of divestitures, revenues increased $453 million primarily due to increased demand and, to a lesser extent, price increases, as described by segment below. Growth was very strong in Asia, moderate in North America and modest in Europe although in the fourth quarter of 2008, growth slowed in Asia and improved in Europe. Although the company did not experience a material adverse impact on its revenues or profitability in 2008 as a result of the current business environment, no assurances can be given that these poor economic conditions will not continue in 2009 or beyond, and cause certain customers to delay or cancel orders for the company’s products or services.

In the latter part of 2008, the U.S. dollar strengthened against other major currencies in which the company sells product and services. Strengthening of the dollar had a negative effect on the amount of revenues the company reported in U.S. dollars of approximately 4% in the fourth quarter of 2008. Were the currency exchange rates in effect in early 2009, to remain during 2009, translation would negatively affect revenues in 2009 by approximately 4%. The lower revenues would unfavorably affect earnings per share by approximately $.15.

In 2008, operating income and operating income margin were $1.23 billion and 11.7%, respectively, compared with $974 million and 10.0%, respectively, in 2007. The increase in operating income was due to higher profitability at existing businesses resulting from incremental revenues including price increases, merger integration savings and productivity improvements including global sourcing and lower operating costs following restructuring actions. The increase also resulted from $48 million of lower cost of revenues charges, primarily merger-related, and from $7 million of lower restructuring and other costs in 2008, principally due to a curtailment gain in 2008 associated with a pension plan in the U.S. These increases were offset in part by a $32 million increase in amortization expense as a result of acquisition-related intangible assets from 2007 and 2008 acquisitions.

Restructuring and other costs were recorded during 2008 and 2007. In 2008, the company recorded restructuring and other costs, net, of $37 million, including $2 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $38 million of cash costs primarily for severance to reduce headcount at several businesses in response to economic uncertainty and a decline in financial markets and for abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded a $7 million charge for the impairment of acquisition-related intangible assets associated with a small business unit acquired as part of Fisher, a $5 million loss from a litigation-related matter assumed as part of the merger with Fisher, a $3 million net loss on the sale of businesses and a $3 million charge for in-process research and development at an acquired business. These charges were offset by a $19 million gain on the curtailment of part of a pension plan in the U.S. (Note 14). In 2007, the company recorded restructuring and other costs, net, of $91 million, including $49 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of

Financial Statement Index

acquisition (principally Fisher). The company incurred $40 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. The company also recorded $2 million of loss on sale of a small business unit. As of February 27, 2009, the company has identified actions totaling approximately $7 million that will be undertaken in 2009 and expects to identify additional actions during 2009. The restructuring actions initiated in 2008 resulted in annual cost savings beginning in the second half of 2008 and early 2009 of approximately $34 million, including $26 million in the Analytical Technologies segment and $8 million in the Laboratory Products and Services segment.

Segment Results

(Dollars in millions)	2008	2007	Change

Revenues
Analytical Technologies	$4,471.2	$4,181.7	7%
Laboratory Products and Services	6,453.3	5,911.1	9%
Eliminations	(426.5)	(346.4)	23%

Consolidated Revenues	$10,498.0	$9,746.4	8%

Operating Income
Analytical Technologies	$957.1	$825.4	16%
Laboratory Products and Services	912.0	811.5	12%

Subtotal Reportable Segments	1,869.1	1,636.9	14%

Cost of Revenues Charges	(1.5)	(49.2)
Restructuring and Other Costs, Net	(35.4)	(42.2)
Amortization of Acquisition-related Intangible Assets	(602.8)	(571.1)

Consolidated Operating Income	$1,229.4	$974.4	26%

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

Income from the company’s reportable segments increased 14% to $1.87 billion in 2008 due primarily to higher profitability at existing businesses, resulting from incremental revenues including price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions. This improvement was offset in part by higher commodity prices.

   Analytical Technologies

(Dollars in millions)	2008	2007	Change

Revenues	$4,471.2	$4,181.7	7%

Operating Income Margin	21.4%	19.7%	1.7 pts.

Financial Statement Index

Sales in the Analytical Technologies segment increased $290 million to $4.47 billion in 2008. The favorable effects of currency translation resulted in an increase of $74 million in 2008. Sales increased $42 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $174 million primarily due to higher demand and, to a lesser extent, increased prices. The higher demand was due, in part, to the introduction of new products. Growth was particularly strong in sales of scientific instruments and specialty diagnostics. Sales growth slowed in the latter part of 2008 due to lower fourth quarter sales of environmental monitoring equipment and process instruments which were unfavorably affected by a downturn in industrial markets.

Operating income margin was 21.4% in 2008 and 19.7% in 2007. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including global sourcing and lower operating costs following restructuring actions.

   Laboratory Products and Services

(Dollars in millions)	2008	2007	Change

Revenues	$6,453.3	$5,911.1	9%

Operating Income Margin	14.1%	13.7%	0.4 pts.

Sales in the Laboratory Products and Services segment increased $542 million to $6.45 billion in 2008. The favorable effects of currency translation resulted in an increase of $39 million in 2008. Sales increased $163 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $340 million primarily due to higher demand and, to a lesser extent, increased prices. Sales made through the segment’s research market and healthcare market channels and revenues from the company’s biopharma services were particularly strong. These increases in revenue were offset in part by lower sales in early 2008 made through the segment’s safety market channel. The safety market channel sales are in part dependent on expenditures for homeland security that vary based on government spending priorities.

In July 2008, the company and a supplier of its healthcare market channel extended an existing agreement for two years through 2010. Under the revised agreement, the company expects its sales volume in 2009 of products purchased from the supplier to decrease by approximately $60 million from 2008.

Operating income margin increased to 14.1% in 2008 from 13.7% in 2007, primarily due to profit on incremental revenue and, to a lesser extent, price increases and productivity improvements, including global sourcing and lower operating costs following restructuring actions, offset in part by the impact of inflation on commodities such as raw resin, steel and plastics as well as higher fuel and freight costs.

Other Expense, Net

The company reported other expense, net, of $80 million and $93 million in 2008 and 2007, respectively (Note 4). Other expense, net, includes interest income, interest expense, gain on investments, net, equity in earnings of unconsolidated subsidiaries and other items, net. The decrease was primarily due to $10 million of lower interest expense as a result of reduced market rates on variable rate debt and redemption of $129 million of long-term debt due in October 2008. See discussion below concerning a recent accounting pronouncement that will increase non-cash interest expense in 2009.

Financial Statement Index

Provision for Income Taxes

The company’s effective tax rate was 14.0% and 11.5% in 2008 and 2007, respectively. The tax provision in 2008 was favorably affected by $28 million or 2.4 percentage points resulting from the impact on deferred tax balances of a change in the apportionment of state tax rates and newly enacted reductions in tax rates in Switzerland. Aside from the impact of these items, the tax rate was unfavorably affected by an increase in income in higher tax jurisdictions. The tax provision in 2007 was favorably affected by $32 million or 3.6 percentage points resulting from enacted reductions in tax rates in the United Kingdom, Denmark, Canada and Germany on the company’s deferred tax balances.

Contingent Liabilities

At year-end 2008, the company was contingently liable with respect to certain legal proceedings and related matters. See “Litigation and Related Contingencies” in Note 10. An unfavorable outcome in one or more of the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 was effective for the company’s monetary assets and liabilities in the first quarter of 2008 and for non-financial assets and liabilities beginning January 1, 2009 (Note 12). The company does not believe the impact of adopting the fair value guidance outlined in SFAS No. 157 to its non-financial assets and liabilities will have a material impact on its financial statements.

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

Financial Statement Index

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP No. 14-1 is effective for the company beginning January 1, 2009. Prior periods will be restated as if the new rule had been in effect in those periods. Early adoption is not permitted. While the company’s cash payments for interest will not be affected, based on current debt outstanding, the adoption of FSP APB No. 14-1 will increase the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The company expects that annual interest expense will increase by approximately $23 million, which will unfavorably affect earnings per share by approximately $.03 per year following adoption of the rule.

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

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. 132(R)-1 requires additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans. This rule expands current disclosures of defined benefit pension and postretirement plan assets to include information regarding the fair value measurements of plan assets similar to the company’s current SFAS No. 157 disclosures. FSP No. 132(R)-1 is effective for the company beginning in January 2009.

Discontinued Operations

During 2008, the company recorded additional proceeds and the reversal of a reserve on a note receivable related to a business divested in 2003, resulting in an after-tax gain of $6 million. The note was collected in July 2008.

In 2007, the company recorded a non-cash impairment charge of $29 million on a business held for sale and subsequently sold. The loss primarily represented the carrying value of the business in excess of the estimated disposal value. Aside from the impairment loss, the company had after-tax gains of $10 million in 2007 from discontinued operations, primarily from the receipt of additional proceeds from the sale of a business in 2000 and a revision to the company’s estimate of loss from litigation related to a divested business.

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

Financial Statement Index

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

Restructuring and other costs were recorded during 2007 and 2006. Restructuring costs in 2007 primarily included merger-related exit costs at existing businesses. The cost of actions at Fisher businesses was charged to the cost of the acquisition, while the cost of actions at existing businesses being integrated with Fisher was charged to restructuring expense. In 2007, the company recorded restructuring and other costs, net, of $91 million, including $49 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $40 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. The company also recorded $2 million of loss on sale of a small business unit. The restructuring actions initiated in 2007 resulted in annual cost savings of approximately $11 million, primarily in the Analytical Technologies segment. In 2006, the company recorded restructuring and other costs, net, of $123 million, including $78 million of charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition (principally Fisher) and $30 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. In addition, the company recorded a charge of $15 million for in-process research and development at Fisher on the merger date. The company substantially finalized its plan for restructuring actions at Fisher or within existing businesses with which Fisher was being integrated by the end of 2007. Such actions included rationalization of product lines, consolidation of facilities and reductions in staffing levels. The restructuring actions initiated in 2006 resulted in annual cost savings of approximately $11 million, including $6 million in the Analytical Technologies segment and $5 million in the Laboratory Products and Services segment.

Segment Results

(Dollars in millions)	2007	2006	Change

Revenues
Analytical Technologies	$4,181.7	$2,368.0	77%
Laboratory Products and Services	5,911.1	1,463.9	304%
Eliminations	(346.4)	(40.3)	760%

Consolidated Revenues	$9,746.4	$3,791.6	157%

Operating Income
Analytical Technologies	$825.4	$370.5	123%
Laboratory Products and Services	811.5	202.4	301%

Subtotal Reportable Segments	1,636.9	572.9	186%

Cost of Revenues Charges	(49.2)	(77.7)
Restructuring and Other Costs, Net	(42.2)	(45.7)
Amortization of Acquisition-related Intangible Assets	(571.1)	(170.8)
Stock-based Compensation Acceleration Charge	—	(36.7)

Consolidated Operating Income	$974.4	$242.0	303%

Financial Statement Index

   Analytical Technologies

(Dollars in millions)	2007	2006	Change

Revenues	$4,181.7	$2,368.0	77%

Operating Income Margin	19.7%	15.6%	4.1 pts.

Sales in the Analytical Technologies segment increased $1.81 billion to $4.18 billion in 2007 primarily due to the merger with Fisher and other acquisitions and, to a lesser extent, increased revenues at existing businesses and favorable currency translation. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $507 million (14%) over pro forma 2006 revenues, including increases of a) $103 million due to acquisitions made by the combined companies, net of divestitures, b) $133 million due to the favorable effect of currency translation and c) $271 million due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. The increase in demand was from life science and industrial customers due in part to strong market response to new products. Growth was particularly strong in sales of scientific instruments as well as environmental monitoring equipment and, to a lesser extent, process instruments and specialty diagnostic tools.

Operating income margin was 19.7% in 2007 and 15.6% in 2006. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including cost-reduction measures following restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 17.1% in 2006.

   Laboratory Products and Services

(Dollars in millions)	2007	2006	Change

Revenues	$5,911.1	$1,463.9	304%

Operating Income Margin	13.7%	13.8%	(0.1) pts.

Sales in the Laboratory Products and Services segment increased $4.45 billion to $5.91 billion in 2007, primarily due to the merger with Fisher and other acquisitions. Had the Fisher merger occurred on January 1, 2006, revenues would have increased $407 million (7%) over pro forma 2006 revenues, including increases of a) $30 million due to acquisitions made by the combined companies, net of divestitures, b) $109 million due to the favorable effect of currency translation and c) $268 million due to increased revenue at existing businesses as a result of increased demand and, to a lesser extent, higher prices. Sales made through the segment’s research market channel, which includes the Fisher catalog, and revenues from the company’s biopharma outsourcing offerings were strong.

Operating income margin decreased to 13.7% in 2007 from 13.8% in 2006, primarily due to the inclusion of Fisher revenues, which have a slightly lower operating margin than the company’s legacy laboratory equipment business offset in part by price increases and productivity improvements, including restructuring actions. Had the merger with Fisher occurred on January 1, 2006, operating income margin would have been 12.3% in 2006.

Other Expense, Net

The company reported other expense, net, of $93 million and $33 million in 2007 and 2006, respectively. Interest income increased to $47 million in 2007 from $16 million in the same period of 2006, primarily due to higher invested cash balances from operating cash flow and, to a lesser extent, increased market interest rates. Interest expense increased to $140 million in 2007 from $52 million in 2006, primarily as a result of debt assumed in the merger with Fisher.

Financial Statement Index

Provision for Income Taxes

The company’s effective tax rate was 11.5% and 20.6% in 2007 and 2006, respectively. The tax provision in 2007 was favorably affected by a one-time benefit of $32 million, or 3.6 percentage points, discussed below. In addition to the impact of this item, the decrease in the effective tax rate in 2007 compared with 2006 was primarily due to geographic changes in profits, in particular lower income in the United States due to charges and amortization associated with the Fisher merger, together with the impact of an increased U.S. tax credit for foreign taxes, an enhanced tax credit for qualifying U.S. research costs, growth in lower tax regions such as Asia and, to a lesser extent, a tax gain in excess of the related book gain on the sale of a product line in 2006.

In 2007, the United Kingdom enacted new tax legislation that became effective on April 1, 2008, lowering its corporate tax rate. Denmark, Canada and Germany also enacted new tax legislation, with various effective dates, that reduced the corporate tax rate. As a result of these changes in tax rates, the deferred tax balances of all the company’s entities in these countries were adjusted to reflect the new tax rates in 2007.

Discontinued Operations

Subsequent to the 2006 acquisition of GV Instruments Limited (GVI), the UK Competition Commission initiated an investigation of the transaction and concluded that the acquisition would lead to a substantial lessening of competition in the UK in certain markets. The Competition Commission further concluded that a divestiture remedy was appropriate and required the company to divest of either GVI as a whole, or its principal product lines to purchasers approved by the Competition Commission. As a result of this divestiture requirement, the company recorded after-tax impairment charges in 2007 totaling $29 million. The loss primarily represents non-cash charges to reduce the carrying value of the business to estimated disposal value. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In February 2008, the company completed the sale.

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

Liquidity and Capital Resources

Consolidated working capital was $2.81 billion at December 31, 2008, compared with $1.76 billion at December 31, 2007. The increase was primarily due to increases in cash and, to a lesser extent, a decrease in current liabilities including accounts payable and accrued expenses and current maturities of long-term debt. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $1.29 billion at December 31, 2008, compared with $639 million at December 31, 2007.

2008

Cash provided by operating activities was $1.42 billion during 2008. A decrease in accounts payable used $124 million of cash due to the timing of payments at year-end. Increases in accounts receivable and inventories used cash of $51 million and $50 million, respectively, representing working capital increases associated with the growth in revenues. Cash payments for income taxes, net of refunds, totaled $292 million in 2008 compared with $125 million in 2007, primarily as a result of no longer having tax loss carryforwards in the U.S. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $36 million during 2008.

Financial Statement Index

During 2008, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $201 million for acquisitions and $264 million for purchases of property, plant and equipment.

The company’s financing activities used $228 million of cash during 2008, principally for the repurchase of $187 million of the company’s common stock and repayment of $151 million of debt, offset in part by proceeds of stock option exercises. The company had proceeds of $85 million from the exercise of employee stock options and $25 million of tax benefits from the exercise of stock options. On September 11, 2008, the Board of Directors authorized the repurchase of up to $500 million of the company’s common stock through September 10, 2009. At December 31, 2008, $415 million was available for future repurchases of the company’s common stock under this authorization.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2009, such expenditures will approximate $230 - $250 million.

As of December 31, 2008, the company’s outstanding debt totaled $2.06 billion, of which approximately $969 million is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. As of February 27, 2009, $295 million of the convertible debt was currently convertible. Although the company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible, particularly in the current uncertain financial climate, that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. Should holders elect to convert, the company intends to draw on its revolving credit facility to fund substantially all of these principal payments. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $950 million at December 31, 2008.

The company believes that its existing cash and short-term investments of $1.29 billion as of December 31, 2008, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its businesses for the foreseeable future, including at least the next 24 months.

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

During 2007, the primary investing activities of the company’s continuing operations were acquisitions and the purchase of property, plant and equipment. The company expended $497 million on acquisitions and $176 million for purchases of property, plant and equipment. The company collected a note receivable from Newport Corporation totaling $48 million and had proceeds from the sale of property, plant and equipment of $19 million, principally real estate. The company’s discontinued operations provided cash of $31 million from investing activities, principally the sale of Genevac Limited.

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

Financial Statement Index

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

Off-Balance Sheet Arrangements

The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2006 - 2008 except for letters of credit, bank guarantees, surety bonds and other guarantees disclosed in the table below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $3 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold. The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

Financial Statement Index

Contractual Obligations and Other Commercial Commitments

The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2008.

	Payments Due by Period or Expiration of Commitment
(In millions)	2009	2010 and 2011	2012 and 2013	2014 and Thereafter	Total

Contractual Obligations and Other Commercial Commitments
Debt principal, including short term debt (a)	$13.4	$2.7	$1.0	$2,035.5	$2,052.6
Interest (b)	84.8	169.8	168.9	309.2	732.7
Capital lease obligations	1.4	2.5	1.8	—	5.7
Operating lease obligations	92.1	126.0	68.5	69.7	356.3
Unconditional purchase obligations (c)	122.3	36.5	3.7	—	162.5
Letters of credit and bank guarantees	80.4	7.1	1.1	12.9	101.5
Surety bonds and other guarantees	31.2	3.7	—	—	34.9
Pension obligations on balance sheet	42.7	88.6	103.1	69.8	304.2
Asset retirement obligations	5.6	2.5	4.3	11.5	23.9
Other (d)	10.5	—	—	—	10.5

	$484.4	$439.4	$352.4	$2,508.6	$3,784.8

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.
(b)	For the purpose of this calculation, amounts assume interest rates on floating rate obligations remain unchanged from levels at December 31, 2008, throughout the life of the obligation.
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

Reserves for unrecognized tax benefits of $70 million have not been included in the above table due to the inability to predict the timing of tax audit resolutions.

The company has no material commitments for purchases of property, plant and equipment but expects that for 2009, such expenditures for its existing business will approximate $230 - $250 million.

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

The company is exposed to market risk from changes in interest rates, currency exchange rates and equity prices, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. Additionally, the company uses short-term forward contracts to manage certain exposures to currencies. The company enters into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than its subsidiaries’ local currencies. The company does not engage in extensive currency hedging activities; however, the purpose of the company’s currency hedging activities is to protect the company’s local currency cash flows related to these commitments from fluctuations in currency exchange rates. The company’s forward currency-exchange contracts principally hedge transactions denominated in euros, U.S. dollars, British pounds sterling, Canadian dollars, Danish krone and Australian dollars. Income and losses arising from forward contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative currency agreements.

Interest Rates

The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2008, the company’s debt portfolio was comprised of a combination of fixed and floating rate borrowings. The fair market value of the company’s long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s long-term debt at December 31, 2008 and December 31, 2007 was $2.131 billion and $3.004 billion, respectively. Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s long-term debt at December 31, 2008 would increase by approximately $52 million. In 2007, a 100 basis point decrease in interest rates would have increased the fair value of the company’s debt by approximately $61 million.

In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments. A 100-basis-point increase in 90-day LIBOR at December 31, 2008 and 2007, would increase the company’s annual pre-tax interest expense by $3.4 million and $4.7 million, respectively.

Currency Exchange Rates

The company views its investment in international subsidiaries with a functional currency other than the company’s reporting currency as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in euros, British pounds sterling and Japanese yen. The effect of a change in currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. A 10% depreciation in year-end 2008 and 2007 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $306 million and $297 million, respectively.

The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% appreciation in year-end 2008 and 2007 currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $24 million and $22 million, respectively. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

Financial Statement Index

Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2008 and 2007 currency exchange rates applied to such cash balances would result in a negative impact of $8 million and $26 million, respectively, on the company’s net income.

Equity Prices

The company’s available-for-sale investment portfolio includes equity securities that are sensitive to fluctuations in price. In addition, the company’s convertible obligations are sensitive to fluctuations in the price of the company’s common stock. Changes in equity prices would result in changes in the fair value of the company’s available-for-sale investments and convertible obligations due to the difference between the current market price and the market price at the date of purchase or issuance of the financial instrument. A 10% increase in year-end 2008 and 2007 market equity prices would increase the fair value of the company’s convertible obligations by $81 million and $180 million, respectively.

Item 8.	Financial Statements and Supplementary Data

This data is submitted as a separate section to this report. See Item 15 “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based on this evaluation, the company’s chief executive officer and chief financial officer concluded that, as of December 31, 2008, the company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2008 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2008, the company’s internal control over financial reporting was effective.

Financial Statement Index

         The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Financial Statement Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2009 Definitive Proxy Statement) and is incorporated in this report by reference.

The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.

The information with respect to Section 16(a) beneficial ownership reporting compliance required by this Item will be contained in our 2009 Definitive Proxy Statement and is incorporated in this report by reference.

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item will be contained in our 2009 Definitive Proxy Statement and is incorporated in this report by reference.

The company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics is incorporated in our code of business conduct and ethics that applies to all of our officers, directors and employees. A copy of our code of business conduct and ethics is available on our website at www.thermofisher.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information on our website. A paper copy of our code of business conduct and ethics may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office.

Item 11.	Executive Compensation

The information required by this Item will be contained in our 2009 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our 2009 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our 2009 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in our 2009 Definitive Proxy Statement and is incorporated in this report by reference.

Financial Statement Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements (see Index on page F-1 of this report):

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

See the Exhibit Index on page 56.

Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009	THERMO FISHER SCIENTIFIC INC.

By: /s/ Marijn E. Dekkers
Marijn E. Dekkers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 27, 2009.

Signature	Title

By: /s/ Marijn E. Dekkers Marijn E. Dekkers	President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Jim P. Manzi Jim P. Manzi	Chairman of the Board and Director

By: /s/ Peter M. Wilver Peter M. Wilver	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ Peter E. Hornstra Peter E. Hornstra	Vice President and Chief Accounting Officer (Principal Accounting Officer)

By: /s/ Michael A. Bell Michael A. Bell	Director

By: /s/ Stephen P. Kaufman Stephen P. Kaufman	Director

By: /s/ Judy C. Lewent Judy C. Lewent	Director

By: /s/ Peter J. Manning Peter J. Manning	Director

By: /s/ William G. Parrett William G. Parrett	Director

By: /s/ Michael E. Porter Michael E. Porter	Director

By: /s/ Scott M. Sperling Scott M. Sperling	Director

By: /s/ Elaine S. Ullian Elaine S. Ullian	Director

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger by and among Thermo Electron Corporation, Trumpet Merger Corporation and Fisher Scientific International Inc., dated as of May 7, 2006 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2006 [File No. 1-8002] and incorporated in this document by reference).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [File No. 1-8002] and incorporated in this document by reference).

3.2
Amendment to Thermo Fisher Scientific Inc.’s Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

3.3
Bylaws of the Company, as amended and effective as of May 15, 2008 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 [File No. 1-8002] and incorporated in this document by reference).

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

10.2
Thermo Fisher Scientific Inc. Deferred Compensation Plan for Directors of the Registrant, as amended and restated on September 12, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.3
Thermo Fisher Scientific Inc. Directors Stock Option Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.4
Thermo Fisher Scientific Inc. 2008 Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.5
Thermo Fisher Scientific 2001 Equity Incentive Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.6
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).*

10.7
2000 Spectra-Physics Lasers, Inc. Stock Incentive Plan (filed as Exhibit 10.1 to Spectra-Physics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-23461] and incorporated in this document by reference). (Spectra-Physics merged with Thermo Electron on February 25, 2002.)*

10.8
Description of Amendments to Certain Stock Option Plans made in February 2002 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).*

10.9
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).*

10.10
Amended and Restated Employment Agreement between the Registrant and Marijn Dekkers dated April 7, 2008 (filed as 10.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.11
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).*

10.12
Form of Executive Change in Control Retention Agreement for Officers dated May 15, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.13
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.14	2008 Restatement to the Executive Severance Agreement with Marc Casper, dated November 21, 2008.*

10.15
Stock Option Agreement dated December 12, 2003, by and between the Registrant and Jim Manzi (filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.16
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

10.17
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under certain of the Registrant’s equity incentive plans to officers and directors of the Registrant (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 2, 2005 [File No. 1-8002] and incorporated herein by reference).*

10.18
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the company’s 2005 Stock Incentive Plan to officers and directors (other than Marijn Dekkers) (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K filed May 23, 2005 [File No. 1-8002] and incorporated in this document by reference).*

10.19
Form of Thermo Fisher Scientific Inc. Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans, as amended and restated on November 9, 2006 to officers and directors of the Registrant (other than Marijn Dekkers and Marc Casper) (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.20
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity incentive plans to Marijn Dekkers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 2, 2005 [File No. 1-8002] and incorporated in this document by reference).*

10.21
Form of Thermo Fisher Scientific Inc. Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to Marijn Dekkers (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.22
Stock Option Agreement dated November 9, 2006 with Marc Casper (filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.23
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to Marijn Dekkers (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.24
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to officers of the Registrant (other than Marijn Dekkers and Marc Casper) (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.25
Restricted Stock Agreement dated November 9, 2006 with Marc Casper (filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.26
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Agreement for use in connection with the grant of performance restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to the officers of the Registrant (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.27	Summary of Thermo Fisher Scientific Inc. Annual Director Compensation.*

10.28
Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.29
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended for awards granted on or after November 9, 2006 (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.30
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).*

10.31
Summary of 2008 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed March 10, 2008 [File No. 1-8002] under the heading “Annual Cash Incentive Plans - Establishment of Criteria for 2008 Bonus” and incorporated herein by reference).*

10.32
Marijn Dekkers Waiver Letter, dated as of May 7, 2006 (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed May 11, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.33
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.34
Noncompetition Agreement between the Registrant and Marc Casper, dated as of November 9, 2006 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.35
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [File No. 1-10920] and incorporated in this document by reference).*

10.36
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.37
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.38
Fisher Scientific International Inc. 2001 Equity and Incentive Plan, effective as of May 16, 2001 (filed as Annex I to Fisher Scientific International Inc.’s definitive proxy statement filed April 12, 2001 [File No. 1-10920] and incorporated in this document by reference).*

10.39
Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2001 Equity and Incentive Plan) (filed as Exhibit 10.1 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004 [File No. 1-10920] and incorporated in this document by reference).*

10.40
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005 (filed as Exhibit A to Fisher Scientific International Inc.’s definitive proxy statement filed April 4, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.41
Form of 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed June 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.42
Apogent Technologies Inc. 2001 Equity Incentive Plan (filed as Exhibit 99.5 to Fisher Scientific International Inc.’s Registration Statement of Form S-8 filed August 13, 2004 [File No. 1-10920] and incorporated in this document by reference).*

10.43	Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009.*

10.44
Description of Amendments to certain Stock Option Plans made in February 2008 (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.45
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. Directors Stock Option Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.46
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.47
Amendment dated February 27, 2008 to Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.48
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2001 Equity Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.49
Form of Thermo Fisher Scientific Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans to directors of the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.50
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.51
Stock Option Agreement dated May 15, 2008 between the Registrant and Marc Casper (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.52
Form of Thermo Fisher Scientific Inc.’s March 2008 Performance Restricted Stock Agreement for use in connection with the grant of performance restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to officers of the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 10, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.53
Letter Agreement dated April 7, 2008, between the Registrant and Marijn Dekkers (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.54
Letter Agreement dated April 7, 2008, between the Registrant and Marijn Dekkers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 10, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.55	Form of Executive Change in Control Retention Agreement for Officers (for officers appointed after February 26, 2009).*

10.56
Form of Thermo Fisher Scientific Inc.’s February 2009 Performance Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.57
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
_______________________
*Indicates management contract or compensatory plan, contract or arrangement.

**Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2009

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In millions except per share amounts)	2008	2007	2006

Revenues
Product revenues	$8,838.8	$8,300.6	$2,981.9
Service revenues	1,659.2	1,445.8	809.7

	10,498.0	9,746.4	3,791.6

Costs and Operating Expenses:
Cost of product revenues	5,299.6	5,079.3	1,723.0
Cost of service revenues	992.2	862.7	500.5
Selling, general and administrative expenses	2,692.3	2,549.1	1,110.2
Research and development expenses	249.1	238.7	170.2
Restructuring and other costs, net	35.4	42.2	45.7

	9,268.6	8,772.0	3,549.6

Operating Income	1,229.4	974.4	242.0
Other Expense, Net	(79.8)	(93.1)	(32.6)

Income from Continuing Operations Before Provision for Income Taxes	1,149.6	881.3	209.4
Provision for Income Taxes	(160.9)	(101.7)	(43.1)

Income from Continuing Operations	988.7	779.6	166.3
Income from Discontinued Operations (net of income tax provision of $0.2 in 2006)	—	—	0.5
Gain (Loss) on Disposal of Discontinued Operations, Net (net of income tax provision of $3.5 in 2008 and $1.1 in 2006, includes income tax provision of $4.2 in 2007)	5.5	(18.5)	2.1

Net Income	$994.2	$761.1	$168.9

Earnings per Share from Continuing Operations
Basic	$2.36	$1.85	$.85
Diluted	$2.27	$1.76	$.82

Earnings per Share
Basic	$2.38	$1.81	$.86
Diluted	$2.29	$1.72	$.84

Weighted Average Shares
Basic	418.2	421.5	196.1
Diluted	434.8	443.7	203.7

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(In millions)	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$1,280.5	$625.1
Short-term investments, at quoted market value	7.5	14.1
Accounts receivable, less allowances of $43.1 and $49.5	1,478.1	1,450.0
Inventories	1,171.4	1,169.9
Deferred tax assets	161.7	195.8
Other current assets	246.7	210.4

	4,345.9	3,665.3

Property, Plant and Equipment, at Cost, Net	1,275.3	1,267.4

Acquisition-related Intangible Assets, Net	6,423.2	7,157.8

Other Assets	367.9	403.7

Goodwill	8,677.7	8,713.2

	$21,090.0	$21,207.4

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET – (Continued)

	December 31,
(In millions except share amounts)	2008	2007

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$14.8	$149.3
Accounts payable	539.5	676.9
Accrued payroll and employee benefits	296.2	295.1
Accrued income taxes	32.9	64.2
Deferred revenue	135.3	128.5
Other accrued expenses	521.5	587.6

	1,540.2	1,901.6

Deferred Income Taxes	1,978.0	2,279.9

Other Long-term Liabilities	601.7	491.7

Long-term Obligations	2,043.5	2,045.9

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 421,791,009 and 439,340,851 shares issued	421.8	439.3
Capital in excess of par value	11,273.2	12,283.4
Retained earnings	3,528.7	2,534.5
Treasury stock at cost, 3,825,245 and 24,102,880 shares	(151.3)	(1,157.3)
Accumulated other comprehensive items	(145.8)	388.4

	14,926.6	14,488.3

	$21,090.0	$21,207.4

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In millions)	2008	2007	2006

Operating Activities
Net income	$994.2	$761.1	$168.9
Income from discontinued operations	—	—	(0.5)
(Gain) Loss on disposal of discontinued operations, net	(5.5)	18.5	(2.1)

Income from continuing operations	988.7	779.6	166.3

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	792.7	756.8	240.7
Change in deferred income taxes	(123.1)	(90.8)	(73.6)
Non-cash stock-based compensation	57.1	51.1	69.4
Non-cash charges for the sale of inventories revalued at the date of acquisition	1.0	48.3	74.7
Tax benefits from stock-based compensation awards	(25.4)	(96.8)	(17.4)
Other non-cash expenses, net	48.5	61.4	29.6
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(50.9)	(10.0)	32.1
Inventories	(49.6)	(14.0)	7.9
Other assets	(40.6)	(13.9)	(3.2)
Accounts payable	(123.9)	6.9	11.1
Other liabilities	(32.0)	60.8	(79.8)
Contributions to retirement plans	(20.7)	(54.2)	(50.3)

Net cash provided by continuing operations	1,421.8	1,485.2	407.5
Net cash used in discontinued operations	(1.6)	(1.7)	(1.8)

Net cash provided by operating activities	1,420.2	1,483.5	405.7

Investing Activities
Cash acquired in Fisher merger, net of transaction costs	—	—	359.9
Acquisitions, net of cash acquired	(201.5)	(492.5)	(132.0)
Purchases of property, plant and equipment	(264.4)	(175.5)	(76.8)
Proceeds from sale of property, plant and equipment	15.4	19.2	5.8
Proceeds from sale of available-for-sale investments	0.6	7.7	155.6
Purchases of available-for-sale investments	(0.1)	(8.1)	(87.8)
Proceeds from maturities of available-for-sale investments	—	—	1.9
Distribution from retirement trust to fund disbursements	0.8	25.6	39.9
Proceeds from sale of product lines and businesses, net of cash divested	3.5	—	8.6
Collection of notes receivable	—	48.2	2.8
(Increase) decrease in other assets	(12.2)	(41.9)	0.7

Net cash provided by (used in) continuing operations	(457.9)	(617.3)	278.6
Net cash provided by discontinued operations	7.9	31.3	4.8

Net cash provided by (used in) investing activities	$(450.0)	$(586.0)	$283.4

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS – (Continued)

	Year Ended December 31,
(In millions)	2008	2007	2006

Financing Activities
Redemption and repayment of long-term obligations	$(136.1)	$(9.4)	$(334.6)
(Decrease) increase in short-term notes payable	(15.4)	(463.5)	176.8
Purchases of company common stock	(187.4)	(898.0)	(300.0)
Net proceeds from issuance of company common stock	85.1	345.4	180.3
Tax benefits from stock-based compensation awards	25.4	96.8	17.4

Net cash used in financing activities	(228.4)	(928.7)	(260.1)

Exchange Rate Effect on Cash of Continuing Operations	(86.4)	(11.1)	24.1

Increase (Decrease) in Cash and Cash Equivalents	655.4	(42.3)	453.1
Cash and Cash Equivalents at Beginning of Year	625.1	667.4	214.3

Cash and Cash Equivalents at End of Year	$1,280.5	$625.1	$667.4

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
AND SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In millions except share amounts)	2008	2007	2006

Comprehensive Income
Net Income	$994.2	$761.1	$168.9

Other Comprehensive Items:
Currency translation adjustment	(431.6)	200.9	118.6
Unrealized (losses) gains on available-for-sale investments, net of tax	(1.3)	1.5	—
Unrealized gains on hedging instruments, net of tax	0.2	0.3	0.2
Pension and other postretirement benefit liability adjustments, net of tax	(101.5)	35.5	(1.0)

	(534.2)	238.2	117.8

	$460.0	$999.3	$286.7

Shareholders’ Equity
Common Stock, $1 Par Value:
Balance at beginning of year (439,340,851; 424,240,292 and 181,817,452 shares)	$439.3	$424.2	$181.8
Issuance of shares for merger with Fisher (251,164,572 shares)	—	—	251.2
Issuance of shares for conversion of debt (74,089; 9,536 and 1,668,141 shares)	0.1	—	1.7
Retirement of treasury shares (25,000,000 and 20,000,000 shares)	(25.0)	—	(20.0)
Issuance of shares upon exercise of warrants (3,307,170 shares)	3.3	—	—
Issuance of shares under employees’ and directors’ stock plans (4,068,899; 15,091,023 and 9,590,127 shares)	4.1	15.1	9.5

Balance at end of year (421,791,009; 439,340,851 and 424,240,292 shares)	421.8	439.3	424.2

Capital in Excess of Par Value:
Balance at beginning of year	12,283.4	11,810.4	1,421.3
Elimination of deferred compensation	—	—	(3.8)
Issuance of equity for merger with Fisher	—	—	10,028.9
Fair value of Fisher convertible debt allocable to equity	—	—	546.8
Issuance of shares for conversion of debt	(0.1)	0.4	68.0
Retirement of treasury shares	(1,193.2)	—	(500.4)
Issuance of shares upon exercise of warrants	12.7	—	—
Activity under employees’ and directors’ stock plans	88.2	316.6	162.8
Stock-based compensation	57.1	56.9	69.4
Tax benefit related to employees’ and directors’ stock plans	25.1	99.1	17.4

Balance at end of year	11,273.2	12,283.4	11,810.4

Retained Earnings:
Balance at beginning of year	2,534.5	1,773.4	1,604.5
Net income	994.2	761.1	168.9

Balance at end of year	$3,528.7	$2,534.5	$1,773.4

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
AND SHAREHOLDERS’ EQUITY – (Continued)

	Year Ended December 31,
(In millions except share amounts)	2008	2007	2006

Treasury Stock:
Balance at beginning of year (24,102,880; 7,635,184 and 19,335,163 shares)	$(1,157.3)	$(246.4)	$(437.7)
Purchases of company common stock (4,273,950; 16,370,945 and 7,881,113 shares)	(187.4)	(898.0)	(300.0)
Retirement of treasury shares (25,000,000 and 20,000,000 shares)	1,218.2	—	520.4
Shares received for exercise of warrants (280,540 shares)	(16.0)	—	—
Activity under employees’ and directors’ stock plans (167,875; 96,751 and 418,908 shares)	(8.8)	(12.9)	(29.1)

Balance at end of year (3,825,245; 24,102,880 and 7,635,184 shares)	(151.3)	(1,157.3)	(246.4)

Deferred Compensation:
Balance at beginning of year	—	—	(3.8)
Elimination of deferred compensation	—	—	3.8

Balance at end of year	—	—	—

Accumulated Other Comprehensive Items:
Balance at beginning of year	388.4	150.2	27.2
Initial impact upon adoption of SFAS No. 158, net of taxes	—	—	5.2
Other comprehensive items	(534.2)	238.2	117.8

Balance at end of year	(145.8)	388.4	150.2

	$14,926.6	$14,488.3	$13,911.8

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

Service revenues represent the company’s service offerings including biopharma outsourcing, asset management, diagnostic testing, training, extended service contracts, and field service including related time and materials. Service revenues are recognized as the service is performed. Revenues for extended service contracts are recognized ratably over the contract period.

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

Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2008 balance sheet will be recognized within one year.

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

(In millions)

Balance at December 31, 2006	$45.5
Provision charged to income	40.5
Usage	(38.3)
Acquisitions	0.6
Adjustments to previously provided warranties, net	(0.5)
Other, net (a)	2.8

Balance at December 31, 2007	50.6
Provision charged to income	34.7
Usage	(38.0)
Acquisitions	0.3
Adjustments to previously provided warranties, net	(1.8)
Other, net (a)	(1.7)

Balance at December 31, 2008	$44.1

(a)	Primarily represents the effects of currency translation.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” the financial statements reflect expected future tax consequences of uncertain tax positions that the company has taken or expects to take on a tax return presuming the taxing authorities’ full knowledge of the positions and all relevant facts, but without discounting for the time value of money (Note 6).

Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share has been computed in 2006 assuming the conversion of the company’s 3.25% Subordinated Convertible Debentures and the elimination of the related interest expense, and for all periods using the treasury stock method for the remaining convertible obligations, warrants and the exercise of stock options, as well as their related income tax effects (Note 7). Substantially all of the company’s 3.25% Subordinated Convertible Debentures were converted to common stock in December 2006 and the remainder was redeemed in early January 2007.

Cash and Cash Equivalents

Cash equivalents consists principally of money market funds, commercial paper and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Investments

The company’s marketable equity and debt securities that are part of its cash management activities are considered short-term investments in the accompanying balance sheet. Such securities principally represent available-for-sale investments. In addition, the company owns marketable equity securities that represent less than 20% ownership and for which the company does not have the ability to exert significant influence. Such investments are also considered available-for-sale. All available-for-sale securities are carried at market value, with the difference between cost and market value, net of related tax effects, recorded in the “Accumulated other comprehensive items” component of shareholders’ equity (Notes 8 and 12). Decreases in market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment, and the company assesses the need to write down the carrying amount of the investments to market value through other expense, net, in the accompanying statement of income (Note 4).

Other investments for which there are not readily determinable market values are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2008 and 2007, the company had cost method investments with carrying amounts of $10.4 million and $8.0 million, respectively, which are included in other assets.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Inventories

Inventories are valued at the lower of cost or market, cost being determined principally by the first-in, first-out (FIFO) method with certain of the company’s businesses utilizing the last-in, first-out (LIFO) method. The company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. In addition, the company has certain inventory that is subject to fluctuating market pricing. The company assesses the carrying value of this inventory based on a lower of cost or market analysis. The company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in cost of revenues in the accompanying statement of income. The components of inventories are as follows:

	December 31,
(In millions)	2008	2007

Raw Materials	$310.6	$316.5
Work in Progress	120.3	118.4
Finished Goods	740.5	735.0

	$1,171.4	$1,169.9

The value of inventory maintained using the LIFO method was $178.6 million and $175.6 million at December 31, 2008 and 2007, respectively, which approximated estimated replacement cost.

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

	December 31,
(In millions)	2008	2007

Land	$143.4	$140.0
Buildings and Improvements	593.0	536.1
Machinery, Equipment and Leasehold Improvements	1,118.4	1,040.4

	1,854.8	1,716.5
Less: Accumulated Depreciation and Amortization	579.5	449.1

	$1,275.3	$1,267.4

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $189.9 million, $185.7 million and $69.9 million in 2008, 2007 and 2006, respectively.

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

(In millions)	Gross	Accumulated Amortization	Net

2008
Definite Lives:
Customer relationships	$4,751.3	$(946.7)	$3,804.6
Product technology	1,055.0	(320.2)	734.8
Tradenames	690.9	(142.7)	548.2
Patents	20.0	(16.7)	3.3
Other	12.3	(6.9)	5.4

	6,529.5	(1,433.2)	5,096.3
Indefinite Lives:
Tradenames	1,326.9	—	1,326.9

	$7,856.4	$(1,433.2)	$6,423.2

2007
Definite Lives:
Customer relationships	$4,844.1	$(567.7)	$4,276.4
Product technology	1,088.3	(210.2)	878.1
Tradenames	743.4	(80.1)	663.3
Patents	20.1	(15.9)	4.2
Other	12.8	(3.9)	8.9

	6,708.7	(877.8)	5,830.9
Indefinite Lives:
Tradenames	1,326.9	—	1,326.9

	$8,035.6	$(877.8)	$7,157.8

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2009	$577.6
2010	510.3
2011	475.3
2012	467.6
2013	451.3
2014 and thereafter	2,614.2

$5,096.3

Amortization of acquisition-related intangible assets was $602.8 million, $571.1 million and $170.8 million in 2008, 2007 and 2006, respectively.

Other Assets

Other assets in the accompanying balance sheet include deferred tax assets, insurance recovery receivables related to product liability matters, notes receivable, cash surrender value of life insurance, deferred debt expense, capitalized catalog costs, cost-method investments, investments in joint ventures and other assets.

In May and July 2007, the company contributed businesses with annualized third-party revenues and net assets of $43 million and $101 million, respectively, to newly formed joint ventures with third parties. The joint ventures were formed to combine the company’s capabilities with those of businesses contributed by the respective joint venture partners in the fields of integrated response technology services and disposable laboratory glass products. The company owns 49% - 50% of the joint ventures and, following the formation of these entities, no longer consolidates the results of the subsidiaries that were contributed but instead records its pro rata share of the joint ventures’ results in other expense, net, in the accompanying statement of income, using the equity method of accounting. The results of the joint ventures were not material from their formation through December 31, 2008. The company made purchases of products for resale from the glass products joint venture totaling $47.2 million and $20.9 million in 2008 and 2007, respectively.

Goodwill

The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. When an impairment is indicated, any excess of carrying value over fair value of goodwill is recorded as an operating loss.

The company completed annual tests for impairment at December 31, 2008 and 2007, and determined that goodwill was not impaired. The company used an income approach and peer market multiples approach to determine the fair value of its reporting units.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Total

Balance at December 31, 2006	$3,205.1	$5,319.9	$8,525.0
Acquisitions	88.7	165.7	254.4
Finalization of purchase price allocation for Fisher and Cohesive	(61.8)	114.0	52.2
Tax benefits from exercise of stock options	(21.0)	(46.8)	(67.8)
Write off due to planned sale of business	(15.0)	—	(15.0)
Contribution of businesses to joint ventures	—	(41.5)	(41.5)
Currency translation	9.0	0.9	9.9
Other	(7.1)	3.1	(4.0)

Balance at December 31, 2007	3,197.9	5,515.3	8,713.2
Acquisitions	54.9	39.7	94.6
Tax benefits from exercise of stock options	(2.9)	(6.1)	(9.0)
Finalization of purchase price allocations for 2007 acquisitions	(0.8)	(2.7)	(3.5)
Reversal of tax valuation allowance established at date of Fisher merger	(13.6)	(28.3)	(41.9)
Currency translation	(46.3)	(19.1)	(65.4)
Other	(2.8)	(7.5)	(10.3)

Balance at December 31, 2008	$3,186.4	$5,491.3	$8,677.7

Asset Retirement Obligations

The company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of SFAS No. 143.” The company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as interest expense. At December 31, 2008 and 2007, the company had recorded asset retirement obligations of $23.9 million and $31.3 million, respectively.

Accounts Payable

The company, in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” reclassifies net book overdrafts to accounts payable at period end. Amounts reclassified to accounts payable totaled $24.5 million and $83.9 million at December 31, 2008 and 2007, respectively.

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

Advertising

The company expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized on a straight-line basis over its expected period of future benefit, generally two years. The company has capitalized advertising costs of $13.4 million and $11.2 million at December 31, 2008 and 2007, respectively, included in other assets in the accompanying balance sheet. Direct-response advertising consists of external catalog production and mailing costs, and amortization begins on the date the catalogs are first mailed. Advertising expense, which following the merger with Fisher includes amortization of capitalized direct-response advertising, as described above, was $78.5 million, $76.0 million and $57.8 million in 2008, 2007 and 2006, respectively. Included in advertising expense was catalog amortization of $13.1 million, $12.7 million and $2.0 million for 2008, 2007 and 2006, respectively.

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

Forward Contracts

The company accounts for forward currency contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, requires that all derivatives, including forward currency-exchange contracts, be recognized in the balance sheet at fair value. Derivatives that are not hedges, as defined by SFAS No. 133, are recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The company uses forward currency-exchange contracts primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair-value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in euros, U.S. dollars, British pounds sterling, Canadian dollars, Danish krone and Australian dollars. The company enters into these currency-exchange contracts to hedge anticipated product purchases and sales and assets and liabilities arising in the normal course of business, principally accounts receivable and intercompany loans. Accordingly, the hedges are not speculative in nature. As part of
Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

the company’s overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some operating units hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using exchange contracts that have maturities of 12 months or less. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management. The company has elected not to account for its forward-currency exchange contracts as hedges as defined by SFAS No. 133, thus these derivatives are recorded at fair value in its balance sheet in other current assets or other accrued expenses with the changes in fair value reflected immediately in earnings.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 was effective for the company’s monetary assets and liabilities in the first quarter of 2008 and for non-financial assets and liabilities beginning January 1, 2009 (Note 12). The company does not believe the impact of adopting the fair value guidance outlined in SFAS No. 157 to its non-financial assets and liabilities will have a material impact on its financial statements.

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

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. 132(R)-1 requires additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans. This rule expands current disclosures of defined benefit pension and postretirement plan assets to include information regarding the fair value measurements of plan assets similar to the company’s current SFAS No. 157 disclosures. FSP No. 132(R)-1 is effective for the company beginning in January 2009.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to quantify impairment of assets, and in determining the ultimate loss from abandoning leases at facilities being exited (Note 14). Actual results could differ from those estimates.

Note 2.	Mergers, Acquisitions and Dispositions

2008 Acquisitions

In 2008, the company’s Analytical Technologies segment acquired the intellectual property of an immunohistochemistry control slide business; a manufacturer and distributor of analytical instruments serving the life sciences and environmental industries; a provider of RNAi, genomics and antibody tools used by life science researchers; a manufacturer and distributor of antibodies and reagents; a manufacturer of water analysis systems; a manufacturer of histology and anatomical pathology labeling and tracking products; and an iron testing reagent product line. The company’s Laboratory Products and Services segment acquired, in separate transactions, three distributors of laboratory equipment and consumables; a manufacturer of carbon fiber centrifuge rotors; a network of depots providing clinical trial packaging and distribution, and the intellectual property and other assets of a manufacturer of automated cell factory equipment. No individual acquisition exceeded $50 million in purchase price. Aggregate consideration for the acquisitions of both segments was $190 million cash, net of cash acquired, plus $8 million of assumed debt, and up to $19 million of additional future payments based on the achievement of specified milestones and operating results, of which $5 million was earned and accrued as of December 31, 2008. The company also paid purchase price obligations, transaction costs and post-closing purchase price adjustments aggregating $11 million in 2008, for several acquisitions completed prior to 2008.

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

In October 2007, the company’s Laboratory Products and Services segment acquired Priority Solutions International, a U.S.-based leading third-party logistics provider to the pharmaceutical and healthcare industries. The purchase price totaled $164 million, net of cash acquired and a $1 million post-closing purchase price refund received in 2008. The acquisition broadened the segment’s clinical trials management services offerings. Revenues of Priority Solutions totaled $96 million in 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $107 million was allocated to goodwill, $37 million of which is tax deductible.

In October 2007, the company’s Analytical Technologies segment acquired NanoDrop Technologies, Inc., a U.S.-based supplier of UV-Vis spectrophotometry and fluorescence scientific instruments to the life sciences and pharmaceutical industries. The purchase price totaled $156 million, net of cash acquired and including $12 million of payments made in 2008 and $15 million due in 2009. Of the $12 million of payments made in 2008, $10 million represented contingent consideration earned for achievement of specified operating results in 2007 and $2 million represented a post-closing purchase price adjustment. Of the $15 million due in 2009, $8 million represents deferred purchase price and $7 million represents contingent consideration payable for the achievement of specified operating results in 2008. In addition, the purchase agreement calls for additional contingent consideration of up to $10 million based on the successful approval of certain pending patent applications. The acquisition broadened the segment’s technology offerings. Revenues of NanoDrop totaled $27 million in 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $76 million was allocated to goodwill, all of which is tax deductible.

In December 2007, the company’s Laboratory Products and Services segment acquired La-Pha-Pack, a European-based manufacturer and provider of chromatography consumables and related accessories. The purchase price totaled $50 million, net of cash acquired, and included $4 million of contingent consideration based upon 2008 operating results which was earned and accrued as an obligation at December 31, 2008 through an increase to goodwill. The acquisition broadened the segment’s chromatography consumables offerings and expanded its geographic coverage in Europe. Revenues of La-Pha-Pack totaled $21 million in 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $12 million was allocated to goodwill, none of which is tax deductible.

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

The purchase price exceeded the fair value of the acquired net assets, and accordingly, $6.5 billion was allocated to goodwill, approximately $450 million of which is deductible for tax purposes.

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

In addition to this acquisition, the Analytical Technologies segment acquired a manufacturer of polymer web gauging products, a provider of isotope ratio mass spectrometry instuments and a small manufacturer of on-line elemental analyzer products, as well as a product line and a small distributor, for aggregate consideration of $58 million.

The company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies of combining the businesses. These synergies include elimination of redundant facilities, functions and staffing; use of the company’s existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand sales of company products.

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

The components of the preliminary purchase price allocations for 2008 acquisitions by segment are as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Total

Purchase Price
Cash paid including transaction costs	$108.0	$85.8	$193.8
Debt assumed	0.1	8.1	8.2
Purchase price payable	2.0	3.1	5.1
Cash acquired	(1.5)	(1.9)	(3.4)

	$108.6	$95.1	$203.7

Allocation
Current assets	$13.1	$32.8	$45.9
Property, plant and equipment	3.6	15.3	18.9
Customer relationships	23.2	25.3	48.5
Product technology	25.7	6.3	32.0
Tradenames and other	5.1	2.9	8.0
Goodwill	54.9	39.7	94.6
Other assets	0.3	0.1	0.4
Liabilities assumed	(17.3)	(27.3)	(44.6)

	$108.6	$95.1	$203.7

The weighted-average amortization periods for intangible assets acquired in 2008 are 8 years for customer relationships, 7 years for product technology and 8 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 8 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Mergers, Acquisitions and Dispositions (continued)

The components of the purchase price allocations for 2007 acquisitions, as revised in 2008 for finalization of the purchase price allocations and earned contingent purchase price payments where applicable, are as follows:

(In millions)	Qualigens	Priority	NanoDrop	La-Pha-Pack	Other	Total

Purchase Price
Cash paid (a)	$59.0	$165.6	$141.7	$46.8	$89.6	$502.7
Purchase price payable	—	—	15.4	4.2	0.6	20.2
Cash acquired	—	(1.9)	(1.3)	(1.0)	(2.1)	(6.3)

	$59.0	$163.7	$155.8	$50.0	$88.1	$516.6

Allocation
Current assets	$11.3	$17.0	$7.9	$11.4	$19.7	$67.3
Property, plant and equipment	0.1	4.5	0.2	4.1	6.0	14.9
Customer relationships	24.4	44.0	33.8	33.5	26.7	162.4
Product technology	—	—	38.6	0.5	16.8	55.9
Tradenames and other	2.7	23.0	1.8	4.2	6.2	37.9
Goodwill	24.5	106.7	76.0	12.4	31.3	250.9
Other long-term assets	—	6.9	—	0.1	—	7.0
Liabilities assumed	(4.0)	(38.4)	(2.5)	(16.2)	(18.6)	(79.7)

	$59.0	$163.7	$155.8	$50.0	$88.1	$516.6

(a)	Includes transaction costs, subsequent payments of contingent consideration and cash settlements of post-closing adjustments.

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

Purchase Price
Fair value of common stock issued to Fisher shareholders	$9,777.8
Fair value of Fisher stock options and warrants converted into options in company common stock	502.3
Debt assumed	2,284.7
Cash paid including transaction costs	37.5	(a)
Cash acquired	(392.0)

	$12,210.3

Allocation
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

The components of the purchase price allocations for the company’s 2006 acquisitions, as revised in 2007 for finalization of the purchase price allocation, are as follows:

(In millions)	Cohesive	Other	Total

Purchase Price
Cash paid (a)	$71.2	$59.5	$130.7
Cash acquired	(0.3)	(1.8)	(2.1)

	$70.9	$57.7	$128.6

Allocation
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

The weighted-average amortization periods for intangible assets with definite lives acquired in 2006, excluding those acquired in the merger with Fisher, are: 9 years for customer relationships and 6 years for product technology. The weighted-average amortization period for all intangible assets with definite lives acquired in 2006, including the merger with Fisher, is 13 years.

Had the merger with Fisher been completed as of the beginning of 2006, the company’s pro forma results for 2006 would have been as follows:

(In millions except per share amounts)	2006 (a)

Revenues	$8,870

Net Income	$310

Earnings per Share from Continuing Operations:
Basic	$.74
Diluted	$.71

Earnings Per Share:
Basic	$.76
Diluted	$.72

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

The changes in accrued acquisition expenses for acquisitions completed prior to 2008 are as follows:

(In millions)	Severance	Abandonment of Excess Facilities	Other	Total

Balance at December 31, 2005	$2.6	$3.5	$0.1	$6.2
Reserves established	30.0	3.5	1.9	35.4
Payments	(3.5)	(1.4)	(0.1)	(5.0)
Decrease recorded as a reduction in goodwill	(1.3)	(0.2)	(0.5)	(2.0)
Divestiture of product line	—	(0.2)	—	(0.2)
Currency translation	0.5	0.5	—	1.0

Balance at December 31, 2006	28.3	5.7	1.4	35.4
Reserves established	10.2	4.0	0.1	14.3
Payments	(34.7)	(1.7)	(1.1)	(37.5)
Decrease recorded as a reduction in goodwill	(0.4)	(0.6)	—	(1.0)
Reserves reclassified to long-term asset retirement obligations	—	(2.0)	—	(2.0)
Currency translation	0.2	0.1	—	0.3

Balance at December 31, 2007	3.6	5.5	0.4	9.5
Reserves established	0.1	0.4	0.2	0.7
Payments	(1.0)	(2.7)	(0.1)	(3.8)
Decrease recorded as a reduction in goodwill	(1.6)	(0.9)	(0.5)	(3.0)
Currency translation	(0.9)	(0.7)	—	(1.6)

Balance at December 31, 2008	$0.2	$1.6	$—	$1.8

The remaining amounts accrued for pre-2008 acquisitions include severance and facility obligations for various facility consolidations, primarily related to the company’s merger with Fisher. The amounts captioned as “other” primarily represent employee relocation, contract termination and other exit costs. The severance costs are expected to be paid in 2009. The abandoned facilities costs are expected to be paid over the remaining term of the leases through 2010.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Mergers, Acquisitions and Dispositions (continued)

Dispositions

The company sold small business units in 2008 and 2007 and recorded losses of $3 million and $2 million, respectively. The net cash proceeds were $4 million in 2008 and a nominal amount in 2007. The company sold non-core businesses and product lines for net cash proceeds of $9 million in 2006 and recorded $0.6 million of pre-tax gains. Gains and losses from these transactions are included in restructuring and other costs, net, in the accompanying statement of income.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Business Segment and Geographical Information (continued)

Business Segment Information

(In millions)	2008	2007	2006

Revenues
Analytical Technologies	$4,471.2	$4,181.7	$2,368.0
Laboratory Products and Services	6,453.3	5,911.1	1,463.9
Eliminations	(426.5)	(346.4)	(40.3)

Consolidated revenues	$10,498.0	$9,746.4	$3,791.6

Operating Income
Analytical Technologies (a)	$957.1	$825.4	$370.5
Laboratory Products and Services (a)	912.0	811.5	202.4

Subtotal reportable segments (a)	1,869.1	1,636.9	572.9

Cost of revenues charges	(1.5)	(49.2)	(77.7)
Restructuring and other costs, net	(35.4)	(42.2)	(45.7)
Amortization of acquisition-related intangible assets	(602.8)	(571.1)	(170.8)
Stock-based compensation acceleration charge	—	—	(36.7)

Consolidated operating income	1,229.4	974.4	242.0
Other expense, net (b)	(79.8)	(93.1)	(32.6)

Income from continuing operations before provision for income taxes	$1,149.6	$881.3	$209.4

Total Assets
Analytical Technologies	$7,736.1	$7,935.9	$8,402.7
Laboratory Products and Services	12,667.2	13,124.8	12,799.1
Corporate/Other (c)	686.7	146.7	60.4

Consolidated total assets	$21,090.0	$21,207.4	$21,262.2

Depreciation
Analytical Technologies	$87.5	$82.7	$35.9
Laboratory Products and Services	102.4	103.0	34.0

Consolidated depreciation	$189.9	$185.7	$69.9

Capital Expenditures
Analytical Technologies	$105.2	$88.7	$47.6
Laboratory Products and Services	147.4	78.7	24.4
Corporate/Other	11.8	8.1	4.8

Consolidated capital expenditures	$264.4	$175.5	$76.8

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Business Segment and Geographical Information (continued)

Geographical Information

(In millions)	2008	2007	2006

Revenues (d)
United States	$7,165.0	$6,784.4	$2,359.0
Germany	1,134.6	974.1	641.8
England	978.2	980.8	416.6
Other	2,934.3	2,478.0	1,201.5
Transfers among geographical areas (e)	(1,714.1)	(1,470.9)	(827.3)

	$10,498.0	$9,746.4	$3,791.6

Long-lived Assets (f)
United States	$750.1	$712.0	$800.7
Germany	98.9	100.0	84.3
England	129.3	172.7	145.3
Other	297.0	282.7	226.4

	$1,275.3	$1,267.4	$1,256.7

Export Sales Included in United States Revenues Above (g)	$611.4	$477.5	$304.6

(a)
Represents operating income before certain charges to cost of revenues; restructuring and other costs, net; amortization of acquisition-related intangibles; and stock-based compensation acceleration expense.

(b)	The company does not allocate other expense, net to its segments.
(c)
Total assets for corporate in 2006 include $32.9 million of assets of discontinued operations. Corporate assets consist primarily of cash and cash equivalents, short-term investments and property and equipment at the company’s corporate office.

(d)	Revenues are attributed to countries based on selling location.
(e)	Transfers among geographical areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(f)	Includes property, plant and equipment, net.
(g)	In general, export revenues are denominated in U.S. dollars.

Note 4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

(In millions)	2008	2007	2006

Interest Income	$51.7	$46.5	$16.4
Interest Expense	(129.9)	(139.8)	(51.9)
(Loss) Gain on Investments, Net	(5.6)	(9.0)	0.7
Equity in Earnings of Unconsolidated Subsidiaries	3.4	2.6	1.8
Other Items, Net	0.6	6.6	0.4

	$(79.8)	$(93.1)	$(32.6)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.	Other Expense, Net (continued)

The company acquired 5,660,000 shares of Nanogen Inc. as a result of the Fisher merger. In December 2007, the company recorded a loss of $8.9 million on the investment in Nanogen for other than temporary impairment following a decline in the quoted fair market value of the shares that occurred between April and December 2007. In 2008, the company recorded an additional loss of $1.2 million on the investment in Nanogen for other than temporary impairment that occurred in the second half of 2008. In addition, the company recorded a charge of $4.9 million in 2008 for other than temporary impairment of other available-for-sale investments that decreased in value primarily in the prior 6-9 months.

(Loss) gain on investments, net, also includes portfolio gains from the company’s day-to-day investing activities.

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

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123R “Share-based Payment,” using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period or, for 2006 and later grants, to the retirement date for retirement eligible employees, if earlier.

The components of pre-tax stock-based compensation expense are as follows:

(In millions)	2008	2007	2006 (a)

Stock Option Awards	$35.9	$35.2	$61.9
Restricted Share/Unit Awards	21.2	15.9	7.5

Total Stock-based Compensation Expense	$57.1	$51.1	$69.4

(a)
Includes $33.8 million and $2.9 million of stock option and restricted share expense, respectively, resulting from the accelerated vesting upon the change of control that occurred as a result of the Fisher merger.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

Stock-based compensation expense is included in the accompanying statement of income as follows:

(In millions)	2008	2007	2006 (a)

Cost of Revenues	$4.2	$3.6	$7.1
Selling, General and Administrative Expenses	51.3	45.9	58.5
Research and Development Expenses	1.6	1.6	3.8

Total Stock-based Compensation Expense	$57.1	$51.1	$69.4

(a)
Includes $3.8 million, $30.8 million, and $2.1 million of cost of revenues, selling, general and administrative and research and development expense resulting from the accelerated vesting upon the change of control that occurred as a result of the Fisher merger.

In accordance with SFAS No. 123R, SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the company has elected to recognize any excess income tax benefits from stock option exercises in capital in excess of par value only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Tax benefits recognized in capital in excess of par value on the accompanying balance sheet were $25.1 million, $99.1 million and $17.4 million, respectively, in 2008, 2007 and 2006.

Stock Options — The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock. The average expected life of grants through 2007 was estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. Thereafter, historical data on exercise patterns became the basis for estimating the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended
	2008	2007	2006

Expected Stock Price Volatility	22%	22%	26%
Risk Free Interest Rate	2.4%	4.3%	4.4%
Expected Life of Options (years)	4.4	4.5	4.7
Expected Annual Dividend per Share	$—	$—	$—

The weighted average per share grant-date fair values of options granted during 2008, 2007 and 2006 were $12.70, $14.16 and $12.40, respectively. The total intrinsic value of options exercised during the same periods was $95.4 million, $429.9 million and $224.3 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

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

A summary of option activity as of December 31, 2008 and changes during the three years then ended is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2005	12.1	$22.65
Granted	8.9	40.53
Issued in connection with Fisher merger	19.3	21.75
Exercised	(9.5)	19.07
Canceled	(0.2)	30.45
Expired	(0.1)	32.67

Outstanding at December 31, 2006	30.5	28.30
Granted	0.7	52.01
Exercised	(15.1)	22.90
Canceled	(0.8)	41.49
Expired	—	—

Outstanding at December 31, 2007	15.3	33.99
Granted	4.4	55.23
Exercised	(3.2)	26.95
Canceled	(0.4)	48.47
Expired	—	—

Outstanding at December 31, 2008	16.1	40.72	4.9

Vested and Unvested Expected to Vest at December 31, 2008	15.7	40.47	4.9	$ 38.5

Exercisable at December 31, 2008	9.1	33.05	4.3	$ 38.5

(a)	Market price per share on December 31, 2008 was $34.07.

As of December 31, 2008, there was $68.7 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.6 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

Restricted Share Awards — The company awards to a number of key employees restricted company common stock or restricted units that convert into an equivalent number of shares of common stock assuming continued employment, with some exceptions. The awards generally vest in equal annual installments over three years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted shares have the right to vote such shares and receive cash dividends, whereas recipients of restricted units have no voting rights but are entitled to receive dividend equivalents. The fair value of restricted share/unit awards is determined based on the number of shares/units granted and the market value of the company’s shares on the grant date.

During 2008, 2007 and 2006, the company granted 396,800, 62,500 and 401,900 share awards respectively, at a weighted average fair value of $55.09, $54.97 and $42.66, respectively, per share on the grant date.

In 2006, the company awarded certain key employees 134,000 restricted shares of common stock, the vesting of which was contingent upon meeting certain operating targets and stock performance. The company is recognizing the cost of the awards over the contingent vesting periods of 4-5 years. The actual vesting periods may be shorter if certain performance goals are achieved. The ultimate value of the awards will be determined when they are earned. The company established an initial value for the awards based on the fair market value at the date of grant and marks them to market for changes in fair market value. At December 31, 2008, 50% of the shares were not expected to vest and, as a result, the company reversed the expense recognized in prior periods on those shares which are not expected to vest. The company recognized $1.7 million and $0.2 million of cost associated with the awards in 2007 and 2006, respectively. In 2008, the company recorded a net reversal of cost associated with these awards of $0.8 million, and at December 31, 2008, the awards expected to vest had a total value of $2.2 million. Should the performance targets not be met, any recognized compensation cost would be reversed.

In 2008, the company awarded certain key employees up to 158,000 restricted shares of common stock, the vesting of which was contingent upon 2008 operating performance. The company established a value for the awards based on the fair market value at the date of grant of $54.85 per share. Based on actual operating performance achieved, 135,600 of the restricted shares are expected to vest. The company is recognizing the cost of the awards expected to vest over the vesting periods of 1-3 years. The company recognized $4.0 million of cost associated with these awards in 2008.

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

A summary of the status of the company’s restricted shares/units as of December 31, 2008 and changes during the three years then ended are presented below:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2005	199	$27.03
Granted	402	42.66
Issued in connection with Fisher merger	936	38.93
Vesting	(268)	29.62

Unvested at December 31, 2006	1,269	40.21
Granted	62	54.97
Vesting	(477)	43.34
Forfeited	(63)	45.07

Unvested at December 31, 2007	791	46.55
Granted	397	55.09
Vesting	(374)	44.68
Forfeited	(19)	51.87

Unvested at December 31, 2008	795	47.80

As of December 31, 2008, there was $20.2 million of total unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during 2008, 2007 and 2006 was $16.7 million, $20.7 million and $7.9 million, respectively.

Prior to 2006, the company recorded the unrecognized compensation cost associated with restricted stock awards as a separate account within shareholders equity. Upon the adoption of SFAS No. 123R in 2006, the balance of the deferred compensation was eliminated against capital in excess of par value on the balance sheet.

Employee Stock Purchase Plans

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. The company issued 124,000, 66,000 and 59,000 shares, respectively, of its common stock for the 2008, 2007 and 2006 plan years, which ended on December 31.

401(k) Savings Plan and Other Defined Contribution Plans

The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Certain of the company’s subsidiaries offer retirement plans in lieu of participation in the company’s 401(k) savings plans. Company contributions to these plans are based on formulas determined by the company. In 2008, 2007 and 2006, the company charged to expense $55.5 million, $56.8 million and $26.9 million, respectively, related to its defined contribution plans.

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

Effective December 31, 2006, the company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The company is required to recognize as a component of other comprehensive income, net of tax, the actuarial (gains) losses and prior service costs (credits) that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income is adjusted as these amounts are later recognized in income as components of net periodic benefit cost.

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

The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2008, 2007 and 2006, the company made contributions of approximately $20.7 million, $54.2 million and $50.3 million, respectively. Contributions are estimated at between $20 and $30 million for 2009.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2008	2007	2008	2007

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$405.5	$406.8	$663.3	$672.1
Service costs	2.9	6.0	10.9	9.8
Interest costs	22.0	22.7	32.8	31.8
Curtailment	(19.3)	—	—	—
Plan participants’ contribution	—	—	3.0	2.4
Actuarial (gains) losses	23.3	2.0	(73.3)	(51.0)
Benefits paid	(25.9)	(26.0)	(21.7)	(19.9)
Currency translation and other	—	(6.0)	(103.3)	18.1

Benefit Obligation at End of Year	$408.5	$405.5	$511.7	$663.3

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$417.1	$411.8	$525.9	$496.0
Actual return on plan assets	(99.4)	28.0	(64.4)	28.2
Employer contribution	0.2	8.9	17.5	15.4
Plan participants’ contributions	—	—	3.0	2.4
Benefits paid	(25.9)	(26.0)	(21.7)	(19.9)
Currency translation and other	—	(5.6)	(91.4)	3.8

Fair Value of Plan Assets at End of Year	$292.0	$417.1	$368.9	$525.9

Funded Status	$(116.5)	$11.6	$(142.8)	$(137.4)

Accumulated Benefit Obligation	$405.5	$378.5	$483.4	$630.5

Amounts Recognized in Balance Sheet
Non-current asset	$—	$23.3	$1.2	$1.4
Current liability	—	—	(4.0)	(4.5)
Non-current liability	(116.5)	(11.7)	(140.0)	(134.3)

Net amount recognized	$(116.5)	$11.6	$(142.8)	$(137.4)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2008	2007	2008	2007

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$146.9	$(6.9)	$31.3	$19.4
Prior service costs	—	—	(0.5)	—

Net amount recognized	$146.9	$(6.9)	$30.8	$19.4

The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of December 31, 2008 and 2007 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
	2008	2007	2008	2007

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	5.25%	5.75%	5.43%	5.20%
Average rate of increase in employee compensation	4.00%	4.04%	3.29%	3.60%

The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2008	2007	2006	2008	2007	2006

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	5.75%	5.77%	5.50%	5.20%	4.65%	4.54%
Averege rate of increase in employee compensation	4.04%	4.04%	4.03%	3.60%	3.44%	3.39%
Expected long-term rate of return on assets	7.75%	7.78%	7.81%	6.08%	5.60%	5.80%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s SERP and other postretirement benefit plans:

	SERP Benefits		Postretirement Benefits
(In millions)	2008	2007	2008	2007

Change in Benefit Obligations
Benefit Obligation at Beginning of Year	$11.5	$36.9	$32.9	$28.9
Business combination	—	—	—	3.2
Service costs	—	0.1	0.8	1.0
Interest costs	0.6	1.8	1.8	1.8
Plan participants’ contribution	—	—	1.4	1.0
Actuarial (gains) losses	1.3	(0.4)	(0.7)	(1.0)
Benefits paid	(1.3)	(27.4)	(3.1)	(3.5)
Currency translation and other	0.2	0.5	(1.7)	1.5

Benefit Obligation at End of Year	$12.3	$11.5	$31.4	$32.9

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$—	$—	$—	$—
Employer contribution	1.3	27.4	1.7	2.5
Plan participants’ contributions	—	—	1.4	1.0
Benefits paid	(1.3)	(27.4)	(3.1)	(3.5)

Fair Value of Plan Assets at End of Year	$—	$—	$—	$—

Funded Status	$(12.3)	$(11.5)	$(31.4)	$(32.9)

Accumulated Benefit Obligation	$12.3	$11.5

Amounts Recognized in Balance Sheet
Current liability	$(0.5)	$(1.2)	$(2.3)	$(2.2)
Non-current liability	(11.8)	(10.3)	(29.1)	(30.7)

Net amount recognized	$(12.3)	$(11.5)	$(31.4)	$(32.9)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial (gain) loss	$0.6	$(0.2)	$(2.0)	$(1.6)
Prior service costs	—	—	(0.9)	—

Net amount recognized	$0.6	$(0.2)	$(2.9)	$(1.6)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.25%	5.75%	5.73%	5.66%
Average rate of increase in employee compensation	4.00%	4.00%	—	—
Initial healthcare cost trend rate			9.37%	9.66%
Ultimate healthcare cost trend rate			5.72%	5.41%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2012 and 2016.

	SERP Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	5.75%	5.75%	5.50%	5.66%	5.62%	5.44%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	—	—	—

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

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2009 are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Net actuarial loss (gain)	$0.2	$1.5	$(0.1)
Net prior service costs (credit)	—	—	(0.1)

	$0.2	$1.5	$(0.2)

There are no amounts in accumulated other comprehensive income related to the SERP expected to be recognized in net periodic benefit cost in 2009.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2008	2007

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$930.2	$717.3
Fair value of plan assets	657.3	555.3

The accumulated benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2008	2007

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$890.5	$523.8
Fair value of plan assets	648.5	396.6

The company has other postretirement benefit plans discussed elsewhere in this note with an accumulated post-retirement benefit obligation of $31.4 million that is unfunded. The plans are excluded from the above table.

The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.

The net periodic pension benefit cost (income) includes the following components for 2008, 2007 and 2006:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2008	2007	2006	2008	2007	2006

Components of Net Periodic Benefit Cost (income)
Service cost-benefits earned	$2.9	$6.0	$1.8	$10.9	$9.8	$5.5
Interest cost on benefit obligation	22.0	22.7	4.7	32.8	31.8	15.8
Expected return on plan assets	(31.1)	(30.8)	(6.1)	(30.4)	(28.4)	(13.3)
Recognized actuarial net loss	—	0.4	0.5	1.4	3.1	3.3
Amortization of prior service benefit	—	—	—	0.1	0.1	2.6
Settlement/curtailment (gain) loss	(19.3)	(0.9)	—	—	0.1	—
Special termination benefit recognized	—	0.1	—	0.1	0.3	—

Net periodic benefit cost (income)	$(25.5)	$(2.5)	$0.9	$14.9	$16.8	$13.9

In 2008, the company curtailed part of a defined benefit plan in the U.S. and, as a result, recorded a gain of $19.3 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The SERP and other postretirement benefits include the following components for 2008, 2007 and 2006:

	SERP Benefits			Postretirement Benefits
(In millions)	2008	2007	2006	2008	2007	2006

Components of Net Periodic Benefit Cost (income)
Service cost-benefits earned	$—	$0.1	$0.1	$0.8	$1.0	$0.1
Interest cost on benefit obligation	0.6	1.8	0.4	1.8	1.8	0.2
Amortization of prior service benefit	—	—	—	(0.1)	—	—
Settlement/curtailment gain	—	(0.2)	—	—	—	—
Special termination benefit recognized	0.2	—	—	—	—	—

Net periodic benefit cost	$0.8	$1.7	$0.5	$2.5	$2.8	$0.3

Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2008. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	SERP Benefits	Post- retirement Benefits

2009	$21.0	$18.5	$1.0	$2.2
2010	21.3	19.5	0.5	2.2
2011	22.4	20.0	0.5	2.2
2012	23.2	21.4	0.5	2.1
2013	23.8	29.4	0.5	2.2
2014-2018	132.8	123.6	8.0	10.3

The company’s investment policy for its pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements.

For the company’s plans, the asset allocation at the respective year ends by asset category was as follows:

	2008	2007

Equity Securities	46%	50%
Debt Securities	36%	34%
Real Estate	2%	3%
Cash and Other	16%	13%

	100%	100%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Employee Benefit Plans (continued)

The weighted-average asset allocation presented above approximates target allocation. Decisions regarding investment policy are made with an understanding of the effect of asset allocation on funded status, future contributions and projected expenses.

A change in the assumed healthcare cost trend rate by one percentage point effective January 2008 would change the accumulated postretirement benefit obligation as of December 31, 2008 and the 2008 aggregate of service and interest costs, as follows:

(In millions)	Increase	Decrease

One Percentage Point
Effect on total of service and interest cost components	$0.5	$(0.4)
Effect on postretirement healthcare benefit obligation	3.1	(2.5)

Note 6.	Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2008	2007	2006

U.S.	$726.3	$660.5	$23.4
Non-U.S.	423.3	220.8	186.0

	$1,149.6	$881.3	$209.4

The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2008	2007	2006

Income Tax Provision
Federal	$185.0	$57.0	$45.0
Non-U.S.	81.7	90.9	77.8
State	36.7	24.5	4.4

	303.4	172.4	127.2

Deferred Income Tax Provision (Benefit)
Federal	(52.7)	75.0	(43.8)
Non-U.S.	(63.1)	(134.0)	(29.5)
State	(26.7)	(11.7)	(10.8)

	(142.5)	(70.7)	(84.1)

	$160.9	$101.7	$43.1

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Income Taxes (continued)

The income tax provision included in the accompanying statement of income is as follows:

(In millions)	2008	2007	2006

Continuing Operations	$160.9	$101.7	$43.1
Discontinued Operations	3.5	4.2	1.3

	$164.4	$105.9	$44.4

The company receives a tax deduction upon the exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $25.1 million, $99.1 million and $17.4 million of such benefits of the company that have been allocated to capital in excess of par value in 2008, 2007 and 2006, respectively.

The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2008	2007	2006

Provision for Income Taxes at Statutory Rate	$402.4	$308.5	$73.3

Increases (Decreases) Resulting From:
Foreign rate differential	(165.6)	(148.6)	(30.7)
Change in tax laws and apportionment	(27.9)	(31.6)	—
Income tax credits	(54.2)	(33.2)	(5.9)
Extraterritorial income exclusion	—	—	(4.9)
Manufacturing deduction	(17.5)	(15.3)	(2.5)
Basis difference of businesses sold or terminated	—	—	2.4
State income taxes, net of federal tax	11.8	10.0	(4.7)
Nondeductible expenses	6.1	6.4	13.9
FIN 48 reserves, net	6.5	3.2	—
Tax return reassessments and settlements	(1.2)	—	2.0
Other, net	0.5	2.3	0.2

	$160.9	$101.7	$43.1

During 2008, the company recorded an income tax benefit of $27.9 million, net, principally due to a reduction in deferred income taxes resulting from a change in the apportionment of state tax rates and newly enacted reductions in tax rates in Switzerland. During 2007, the company recorded an income tax benefit of $31.6 million, net, principally due to a reduction in deferred income taxes as a result of tax law changes in the United Kingdom, Denmark, Canada and Germany.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Income Taxes (continued)

Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2008	2007

Deferred Tax Asset (Liability)
Depreciation and amortization	$(2,293.3)	$(2,549.2)
Net operating loss and credit carryforwards	380.7	433.2
Reserves and accruals	128.0	146.5
Accrued compensation	158.1	101.2
Inventory basis difference	29.6	34.7
Available-for-sale investments	5.6	5.6
Other, net	13.6	15.0

	(1,577.7)	(1,813.0)
Less: Valuation allowance	161.4	197.0

	$(1,739.1)	$(2,010.0)

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not go unused. At the time of the merger with Fisher in November 2006, the company established a $41.9 million valuation allowance for foreign tax credit carryforwards that it did not expect would be used based on the combined company’s tax position. During 2008, the company reduced its valuation allowance for the foreign tax credit carryforwards by $41.9 million, all of which reduced goodwill, due to an expectation that the benefit will be realized. At December 31, 2008, $161.4 million of the company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce income tax expense following the adoption of SFAS No. 141(R).

At December 31, 2008, the company had federal, state and non-U.S. net operating loss carryforwards of $176.6 million, $635.3 million and $556.0 million, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2009 through 2028. Of the non-U.S. net operating loss carryforwards, $158.6 million expire in the years 2009 through 2028, and the remainder do not expire. The company also had $97.7 million of federal foreign tax credit carryforwards as of December 31, 2008, which expire in the years 2009 through 2018.

A provision has not been made for U.S. or additional non-U.S. taxes on $2.72 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost.

Adoption of FASB Interpretation No. 48

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized tax benefits. As of the adoption date of January 1, 2007, the company had $82.4 million of unrecognized tax benefits, of which $33.2 million, if recognized, would reduce the effective tax rate and the remaining $49.2 million, if recognized, would have decreased goodwill. As of December 31, 2008, the company had $70.4 million of unrecognized tax benefits which, if recognized, would reduce the effective tax rate following adoption of SFAS No. 141(R) in 2009.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2008	2007

Balance at beginning of year	$73.9	$82.4
Additions for tax positions of current year	6.5	3.5
Closure of tax years	(3.0)	(12.0)
Settlements	(7.0)	—

Balance at end of year	$70.4	$73.9

The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2008 and 2007 was $5.3 million for interest.

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

During 2008, the statute of limitations on certain unrecognized tax benefits lapsed which resulted in a $3.0 million decrease in the liability for unrecognized tax benefits, all of which reduced goodwill. During 2007, the statute of limitations on certain unrecognized tax benefits lapsed which resulted in a $2.3 million decrease in the liability for unrecognized tax benefits, $2.0 million of which reduced goodwill and $0.3 million of which reduced income tax expense.

In 2008, the company settled IRS audits of the 2004 and 2005 pre-acquisition tax years of Fisher, which resulted in a $7 million decrease in the liability for unrecognized tax benefits and goodwill. This decrease in the liability for unrecognized tax benefits was substantially offset by an accrual for unrecognized tax benefits related to the sale of a non-U.S. subsidiary. During 2007, the company settled audits of the 2003 pre-acquisition tax years of certain Fisher subsidiaries which resulted in a $2.6 million decrease in both the liability for unrecognized tax benefits and goodwill. The company also settled audits of the 1994-1997 tax years of certain German subsidiaries which resulted in a $7.1 million decrease in both the liability for unrecognized tax benefits and goodwill. The company is currently under audit by the Internal Revenue Service for the 2001 to 2004 tax years. The examination of those years is at the appeals level of the IRS. The company does not currently expect any significant changes to previously recorded unrecognized tax benefits. The company is also currently under audit by the IRS for the 2006 and 2007 tax years and the 2006 pre-acquisition tax years of certain Fisher subsidiaries. It is likely that the examination phase of these audits will be completed within twelve months. There have been no significant changes to the status of these examinations during 2008, and the company does not currently expect any significant changes to previously recorded unrecognized tax benefits.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7.	Earnings per Share

(In millions except per share amounts)	2008	2007	2006

Income from Continuing Operations	$988.7	$779.6	$166.3
Income from Discontinued Operations	—	—	0.5
(Loss) Gain on Disposal of Discontinued Operations, Net	5.5	(18.5)	2.1

Net Income for Basic Earnings per Share	994.2	761.1	168.9
Effect of Convertible Debentures	—	—	1.6

Income Available to Common Shareholders, as Adjusted for Diluted Earnings per Share	$994.2	$761.1	$170.5

Basic Weighted Average Shares	418.2	421.5	196.1
Effect of:
Convertible debentures	13.3	13.8	3.2
Stock options, restricted stock awards and warrants	3.3	8.4	4.4

Diluted Weighted Average Shares	434.8	443.7	203.7

Basic Earnings per Share:
Continuing operations	$2.36	$1.85	$.85
Discontinued operations	.01	(.04)	.01

	$2.38	$1.81	$.86

Diluted Earnings per Share:
Continuing operations	$2.27	$1.76	$.82
Discontinued operations	.01	(.04)	.01

	$2.29	$1.72	$.84

Options to purchase 3.6 million, 3.7 million and 3.8 million shares of common stock were not included in the computation of diluted earnings per share for 2008, 2007 and 2006, respectively, because their effect would have been antidilutive.

Under EITF No. 04-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” and EITF No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” because of the company’s obligation to settle the par value of its convertible notes in cash, the company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $23.73, $29.55, and $40.20 conversion price for the 2.50% Senior Convertible Notes due 2023, the Floating Rate Senior Convertible Debentures due 2033 and the 3.25% Senior Convertible Subordinated Notes due 2024, respectively, and only to the extent of the additional shares the company may be required to issue in the event the company’s conversion obligation exceeds the principal amount of the notes or debentures converted (Note 9). At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price.

The table below discloses the effect of changes in the company’s stock price on the amount of shares to be included in the earnings per share calculation. The securities are convertible only if the common stock price equals or exceeds the trigger price. The table assumes normal conversion for the 2.50% Senior Convertible Notes due
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

2023, the Floating Rate Senior Convertible Debentures due 2033 and the 3.25% Senior Convertible Subordinated Notes due 2024 in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of the company’s stock as follows:

	2.50% Senior Convertible Notes	Floating Rate Senior Convertible Debentures	3.25% Senior Convertible Subordinated Notes

Principal Outstanding (In millions)	$295.4	$344.4	$329.3
Conversion Price Per Share	23.73	29.55	40.20
Trigger Price	28.48	38.41	48.24

(Shares amounts in millions)	Total Potential Shares
Future Common Stock Price	2.50% Senior Convertible Notes	Floating Rate Senior Convertible Debentures	3.25% Senior Convertible Subordinated Notes	Potential Share Increase

$23.73	—	—	—	—
$24.73	0.5	—	—	0.5
$29.55	2.5	—	—	2.5
$30.55	2.8	0.4	—	3.2
$40.20	5.2	3.1	—	8.3
$41.20	5.4	3.3	0.2	8.9
$50.00	6.6	4.8	1.6	13.0
$55.00	7.2	5.4	2.2	14.8
$60.00	7.7	5.9	2.7	16.3
$65.00	8.0	6.4	3.1	17.5
$70.00	8.4	6.7	3.5	18.6

Note 8.	Comprehensive Income

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8.	Comprehensive Income (continued)

Accumulated other comprehensive items in the accompanying balance sheet consist of the following:

(In millions)	2008	2007

Cumulative Translation Adjustment	$(37.1)	$394.5
Net Unrealized Gain on Available-for-sale Investments (net of tax provision of $0.4 in 2008 and $0.6 in 2007)	0.2	1.5
Net Unrealized Losses on Hedging Instruments (net of tax benefit of $0.7 in 2008 and $0.9 in 2007)	(1.2)	(1.4)
Pension and Other Postretirement Benefit Liability Adjustments (net of tax benefit of $67.7 in 2008 and $4.1 in 2007)	(107.7)	(6.2)

	$(145.8)	$388.4

The amounts of pension and other postretirement benefit liability adjustments recognized in net income in 2008 and 2007 were $1.0 million and $2.3 million, net of tax, respectively. No amounts were recognized in 2006.

Note 9.	Debt and Other Financing Arrangements

(In millions)	2008	2007

2.50% Senior Convertible Notes, Due 2023 Convertible at $23.73 per Share	$295.4	$300.0
Floating Rate Senior Convertible Debentures, Due 2033 Convertible at $29.55 per Share	344.4	344.4
3.25% Senior Subordinated Convertible Notes, Due 2024 Convertible at $40.20 per Share	329.3	329.3
5% Senior Notes, Due 2015	250.0	250.0
7 5/8% Senior Notes, Due 2008	—	130.3
6 3/4% Senior Subordinated Notes, Due 2014	306.3	307.3
6 1/8% Senior Subordinated Notes, Due 2015	500.0	500.0
Other	32.9	33.9

	2,058.3	2,195.2
Less: Short-term Obligations and Current Maturities	14.8	149.3

	$2,043.5	$2,045.9

The annual repayment requirements for long-term obligations are as follows:

(In millions)	2008

2009	$14.8
2010	2.5
2011	2.7
2012	1.9
2013	0.9
2014 and thereafter	2,035.5

$2,058.3

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9.	Debt and Other Financing Arrangements (continued)

See Note 12 for fair value information pertaining to the company’s long-term obligations.

Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $11.3 million and $11.4 million at year-end 2008 and 2007, respectively, of short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 1.63% and 1.75% at December 31, 2008 and 2007, respectively. In addition to available borrowings under the company’s revolving credit agreements and a money market loan fund arrangement, all discussed below, the company had unused lines of credit of $124.5 million as of December 31, 2008. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.

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

Credit Facilities

In November 2006, the company entered into a revolving credit facility (the “Revolving Credit Facility”) with a bank group that provides for up to $1 billion of unsecured multi-currency revolving credit that will expire in August 2012. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The rate at December 31, 2008, was between 0.66% and 2.02% (depending on duration) under the more favorable of the two rates. The Revolving Credit Facility allows for the issuance of letters of credit, which reduces the amount available for borrowing. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain total leverage below a certain maximum level. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. As of December 31, 2008, there were no borrowings under the revolver and $50.2 million in letters of credit outstanding, resulting in $949.8 million of borrowings available under the Revolving Credit Facility.

Money Market Loans

The company has an uncommitted line of credit of up to $250 million through a series of short-term money market loans funded on an ongoing basis in the secondary market. Such money market loans typically have maturity periods of between one and three months, however they can have longer durations as the market will bear. Furthermore, they bear varying rates of interest based on the maturity date and market rate at the time of issuance. As of December 31, 2008, the company did not have any outstanding borrowings under this line.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9.	Debt and Other Financing Arrangements (continued)

2.50% Senior Convertible Notes due 2023

At the closing date of the merger with Fisher, the company assumed $300.0 million aggregate principal amount of 2.50% Senior Convertible Notes due 2023. Interest on the notes is payable on April 1 and October 1 of each year. The notes are convertible at the option of the holder, at a price of $23.73 per share, if the common stock price exceeds the trigger price of $28.48 for a period of time as defined in the agreement, or upon the occurrence of certain other events. The company will be required to deliver cash to holders upon conversion, up to the principal amount of the notes converted. The company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at the company’s option on or after October 2, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require the company to purchase any notes held by them for 100% of the principal amount plus accrued interest on October 1, 2010, October 1, 2015, and October 1, 2020, or upon a change of control.

Floating Rate Senior Convertible Debentures due 2033

At the closing date of the merger with Fisher, the company assumed $344.4 million aggregate principal amount of Floating Rate Senior Convertible Debentures due 2033. Interest on the notes is payable on March 15, June 15, September 15 and December 15 of each year at an annual rate of 90-day LIBOR minus 1.25% (0.75% as of December 31, 2008). Additional quarterly interest equal to 0.0625% of the market value of the notes will be paid commencing with the quarterly interest period beginning December 15, 2009, if the market value of the notes during specified testing periods is 120% or more of the principal value. The notes are convertible at the option of the holder, at a price of $29.55 per share, if the common stock price exceeds the trigger price of $38.41 for a period of time as defined in the agreement, or upon the occurrence of certain other events. The company will be required to deliver cash to holders upon conversion, up to the principal amount of notes converted. The company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at the company’s option on or after March 15, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require the company to purchase any notes held by them for 100% of the principal amount plus accrued interest on March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, and December 15, 2029, or upon a change of control.

3.25% Senior Subordinated Convertible Notes due 2024

At the closing date of the merger with Fisher, the company assumed $330.0 million aggregate principal amount of 3.25% Senior Subordinated Convertible Notes due 2024. Interest on the notes is payable on March 1 and September 1 of each year. The notes are convertible at the option of the holder, at a price of $40.20 per share, if the common stock price exceeds the trigger price of $48.24 for a period of time as defined in the agreement, or upon the occurrence of certain other events. The company will be required to deliver cash to holders upon conversion, up to the principal amount of notes converted. The company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at the company’s option, on or after March 2, 2011, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require the company to purchase any notes held by them for 100% of the principal amount plus accrued interest on March 1, 2011, March 1, 2016 and March 1, 2021, or upon a change of control.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9.	Debt and Other Financing Arrangements (continued)

Should any of the company’s convertible obligations be converted or if such debt is put to the company by holders on the next put dates in 2010 and 2011, the company currently intends to finance the cash payments that would be payable through borrowings under its revolving credit agreement

5% Senior Notes due 2015

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

7 5/8% Senior Notes due 2008

The company had $128.7 million principal amount of 7 5/8% Senior Notes due 2008. Interest on the notes was payable on April 30 and October 30 of each year. The principal and accrued interest on these notes was paid in full in 2008.

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

Operating Leases

The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $108.8 million, $97.0 million and $48.5 million in 2008, 2007 and 2006, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2008:

(In millions)	Operating Leases

2009	$92.1
2010	72.5
2011	53.5
2012	39.7
2013	28.8
Thereafter	69.7

Future Minimum Lease Payments	$356.3

Purchase Obligations

The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $162.5 million at December 31, 2008 and the majority of these obligations are expected to be settled during 2009.

Letters of Credit, Guarantees and Other Commitments

Outstanding letters of credit and bank guarantees totaled $101.5 million at December 31, 2008, including $3.3 million for businesses that have been sold. The expiration of these credits and guarantees ranges through 2030.

Outstanding surety bonds and other guarantees totaled $34.9 million at December 31, 2008. The expiration of these bonds and guarantees ranges through 2011.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10.	Commitments and Contingencies (continued)

The company has funding commitments totaling $10.5 million at December 31, 2008, related to investments it owns.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10.	Commitments and Contingencies (continued)

The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2008, was approximately $219 million to $335 million on an undiscounted basis. The portion of these liabilities assumed in the merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s reserve for these matters in total, including the discounted Fisher liabilities, was $154 million at December 31, 2008 (or $225 million undiscounted). The reserve includes estimated defense costs and is gross of estimated amounts due from insurers of $82 million at December 31, 2008 (or $125 million undiscounted). The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above reserves, as of December 31, 2008, the company had product liability reserves of $9 million (undiscounted) relating to divested businesses.

The assets and liabilities assumed at the acquisition date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $71 million and the discount on the assets of approximately $43 million (net discount $28 million) are being accreted to interest expense over the expected settlement period.

Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. For example, there are pending lawsuits with certain of Fisher’s insurers concerning which state’s laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $82 million would require adjustment that could be material to the company’s results of operations. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectibility of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

The company is currently involved in various stages of investigation and remediation related to environmental matters, principally at businesses acquired in the merger with Fisher. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of permit requirements and installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company’s liability for environmental matters associated with businesses acquired in the merger with Fisher was recorded at its fair value and as such, was discounted to its present value. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Having assumed these environmental liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value, $23 million. This fair value was ascribed by using a discount rate of 4.73%, which was the risk free interest rate for monetary assets with maturities comparable to that of the environmental liability. The discount of $10.0 million is being accreted by charges to interest expense over the estimated maturity period of 30 years. At December 31, 2008 and 2007, the environmental liability was approximately $20 million and $23 million, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10.	Commitments and Contingencies (continued)

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

Note 11.	Common and Preferred Stock

At December 31, 2008, the company had reserved 81,033,128 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company’s convertible debentures.

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

As a result of the merger with Fisher, warrants to purchase 1,653,585 shares of Fisher common stock were converted into warrants to purchase 3,307,170 shares of company common stock at an exercise price of $4.83 per share. These warrants had a fair value of $113.2 million at the merger date, which was recorded as part of the merger consideration. All of the outstanding warrants were exercised in January 2008.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments

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

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2008. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, mutual funds holding publicly traded securities, derivative contracts used to hedge the company’s currency risk and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments (continued)

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$560.8	$560.8	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	24.0	24.0	—	—
Cash surrender value of life insurance	21.3	—	21.3	—
Auction rate securities	5.7	—	—	5.7
Marketable equity securities	1.0	1.0	—	—
Forward currency-exchange contracts	3.3	—	3.3	—

Total Assets	$616.1	$585.8	$24.6	$5.7

Liabilities
Forward currency-exchange contracts	$4.0	$—	$4.0	$—

Total Liabilities	$4.0	$—	$4.0	$—

The notional amounts of forward currency-exchange contracts outstanding totaled $333.7 million and $218.5 million at year-end 2008 and 2007, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments (continued)

Available-for-sale investments are carried at fair value and are included in the table above. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

(In millions)	Market Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value of Investments With Unrealized Losses

2008
Marketable Equity Securities	$1.0	$1.0	$—	$—	$—
Mutual Fund and Unit Trust Investments	23.2	21.4	1.8	—	—
Auction Rate Securities	5.7	6.6	—	0.9	5.4

	$29.9	$29.0	$1.8	$0.9	$5.4

2007
Marketable Equity Securities	$3.2	$2.7	$0.5	$—	$—
Mutual Fund and Unit Trust Investments	30.8	29.1	1.9	0.2	7.6
Auction Rate Securities	8.9	8.9	—	—	—

	$42.9	$40.7	$2.4	$0.2	$7.6

The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. The net gain on the sale of available-for-sale investments resulted from gross realized gains of $0.6 million and $0.7 million in 2008 and 2006, respectively, and gross realized losses of $4.0 million and $9.0 million in 2008 and 2007, respectively.

In addition to available-for-sale investments, the company had $0.8 million and $2.0 million of trading securities, consisting of debt and equity securities, at December 31, 2008 and 2007, respectively.

The company determines the fair value of the auction rate securities by obtaining indications of value from brokers/dealers. During 2008, the company recorded in other expense, net, a $2.3 million impairment charge on the auction rate securities for a decline in value exceeding six to nine months duration and thus considered other-than-temporary. The following table is a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities.

(In millions)	Total

Balance at December 31, 2007	$8.9
Total impairment losses included in earnings	(2.3)
Total unrealized losses included in other comprehensive income	(0.9)

Balance at December 31, 2008	$5.7

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments (continued)

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and long-term obligations are as follows:

	2008		2007
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Notes Receivable	$2.7	$2.7	$2.6	$2.6

Long-term Obligations:
Convertible obligations	$969.1	$1,227.7	$973.7	$1,944.3
Senior notes	250.0	209.3	250.0	238.3
Senior subordinated notes	806.3	675.9	807.3	806.6
Other	18.1	18.1	14.9	14.9

	$2,043.5	$2,131.0	$2,045.9	$3,004.1

The fair value of long-term obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective year ends.

Note 13.	Supplemental Cash Flow Information

(In millions)	2008	2007	2006

Cash Paid For:
Interest	$129.5	$135.9	$42.6

Income taxes	$292.1	$124.7	$124.6

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$265.7	$543.9	$16,992.3
Cash acquired in Fisher merger, net of transaction costs	—	—	359.9
Cash paid for acquired businesses and product lines	(204.9)	(498.7)	(134.1)
Fair value of common stock issued	—	—	(9,777.8)
Fair value of options and warrants	—	—	(502.3)
Fair value of convertible debt allocable to equity	—	—	(546.8)

Liabilities assumed of acquired businesses and product lines	$60.8	$45.2	$6,391.2

Conversion of convertible debt	$2.8	$0.4	$69.7

Issuance of restricted stock	$21.9	$3.4	$18.8

Issuance of stock upon vesting of restricted stock units	$20.1	$22.0	$—

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.	Restructuring and Other Costs, Net

Restructuring costs in 2008 included reductions in headcount within several businesses due to economic uncertainty affecting end markets and consolidating or transferring manufacturing operations from various sites in Europe, the U.S. and Australia to other sites. The 2008 costs also included charges for asset impairment, litigation and other matters discussed by segment below, net of pension curtailment gains. Restructuring costs in 2007 included charges for the consolidation of anatomical pathology operations in Pennsylvania with a site in Michigan, as well as consolidation of other U.S. operations and consolidation of sites in the UK and France with plants in Germany. Restructuring costs recorded in 2006 included charges to close a plant in Massachusetts and consolidate its operations with those of an acquired Kendro facility in North Carolina, charges for consolidation of a U.K. facility into an existing factory in Germany, the move of manufacturing operations in New Mexico to other plants in the U.S. and Europe and remaining costs of prior actions.

2008

The company recorded net restructuring and other costs by segment for 2008 as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.7	$0.8	$—	$1.5
Restructuring and Other Costs, Net	41.6	8.9	(15.1)	35.4

	$42.3	$9.7	$(15.1)	$36.9

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $42.3 million of net restructuring and other charges in 2008. The segment recorded charges to cost of revenues of $0.7 million, primarily for accelerated depreciation at facilities closing due to real estate consolidation, and $41.6 million of other costs, net. These other costs consisted of $23.1 million of cash costs, principally associated with headcount reductions and facility consolidations, including $13.7 million of severance for approximately 500 employees across all functions; $6.0 million of abandoned-facility costs; and $3.4 million of other cash costs, primarily retention, relocation, moving expenses and contract termination costs associated with facility consolidations. The principal facility consolidations include consolidating bioprocess production operations into a new facility at a current site in Utah as well as continuing actions initiated prior to 2008 and beginning new actions to cease manufacturing activities at plants in New Mexico, Denmark and Australia and transfer their operations to other sites. The segment also recorded non-cash costs of $18.5 million, including a $7.0 million impairment of acquisition-related intangible assets associated with a small business unit acquired as part of Fisher in 2006, a $5.0 million loss from a litigation-related matter assumed as part of the merger with Fisher, a $2.9 million net loss on the sale of businesses, $2.6 million for in-process research and development associated with an acquisition and $1.0 million for asset write downs at abandoned facilities.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $9.7 million of net restructuring and other charges in 2008. The segment recorded charges to cost of revenues of $0.8 million for the sale of inventories revalued at the date of acquisition, and $8.9 million of other costs, net. These other costs consisted of $11.1 million of cash costs, principally associated with headcount reductions and facility consolidations, including $8.5 million of severance for approximately 380 employees primarily in manufacturing

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.	Restructuring and Other Costs, Net (continued)

and administrative functions; $0.8 million of abandoned-facility costs; and $1.8 million of other cash costs primarily for retention, relocation and moving expenses. The facility consolidations principally included moving the manufacture of certain laboratory consumables products from existing facilities in California and New York to a new facility in Mexico and continuing the move of a manufacturing site in France to Germany. The segment also recorded non-cash income of $2.2 million primarily from a gain on the sale of real estate.

Corporate

The company recorded $15.1 million of restructuring and other income at its corporate office in 2008. The company curtailed part of a defined benefit plan and, as a result, recorded a gain of $19.2 million. The company also recorded a $2.5 million writedown to estimated disposal value of real estate held for sale, $1.7 million for a gain on the sale of used equipment and $3.3 million in cash charges primarily for severance and, to a lesser extent, abandoned facility costs.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.	Restructuring and Other Costs, Net (continued)

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.	Restructuring and Other Costs, Net (continued)

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

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2007 Restructuring Plans
Balance at December 31, 2005	$7.4	$0.3	$9.3	$0.9	$17.9
Costs incurred in 2006 (c)	13.2	1.3	8.1	9.1	31.7
Reserves reversed (b)	(0.6)	—	(0.9)	—	(1.5)
Payments	(15.3)	(0.6)	(4.9)	(9.4)	(30.2)
Currency translation	1.1	0.1	0.5	—	1.7

Balance at December 31, 2006	5.8	1.1	12.1	0.6	19.6
Costs incurred in 2007 (d)	3.1	3.2	2.2	1.9	10.4
Reserves reversed (b)	(1.9)	—	(0.2)	—	(2.1)
Payments	(5.5)	(4.3)	(10.7)	(1.9)	(22.4)
Currency translation	0.3	—	0.2	—	0.5

Balance at December 31, 2007	1.8	—	3.6	0.6	6.0
Costs incurred in 2008 (e)	1.0	—	3.1	0.3	4.4
Reserves reversed (b)	(0.2)	—	—	(0.5)	(0.7)
Payments	(1.9)	—	(2.5)	(0.3)	(4.7)
Currency translation	0.1	—	(0.8)	—	(0.7)

Balance at December 31, 2008	$0.8	$—	$3.4	$0.1	$4.3

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.	Restructuring and Other Costs, Net (continued)

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

2007 Restructuring Plans
Costs incurred in 2007 (d)	$16.7	$2.3	$1.5	$10.8	$31.3
Payments	(7.5)	(0.8)	(0.4)	(9.3)	(18.0)
Currency translation	—	—	—	0.1	0.1

Balance at December 31, 2007	9.2	1.5	1.1	1.6	13.4
Costs incurred in 2008 (e)	3.5	1.5	2.6	1.5	9.1
Reserves reversed (b)	(0.4)	(0.6)	(0.9)	—	(1.9)
Payments	(7.5)	(1.6)	(2.6)	(2.5)	(14.2)
Currency translation	(0.2)	—	0.8	—	0.6

Balance at December 31, 2008	$4.6	$0.8	$1.0	$0.6	$7.0

2008 Restructuring Plans
Costs incurred in 2008 (e)	$20.9	$0.6	$3.2	$1.9	$26.6
Payments	(13.8)	(0.2)	(1.2)	(1.5)	(16.7)
Currency translation	(0.1)	—	(0.2)	(0.1)	(0.4)

Balance at December 31, 2008	$7.0	$0.4	$1.8	$0.3	$9.5

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Represents reductions in cost of plans.
(c)	Excludes non-cash charges, net, of $17.4 million and net gains from the sale of abandoned assets of $1.9 million.
(d)	Excludes non-cash charges, net, of $1.9 million and a loss of $1.7 million from the sale of a business. Also excludes a net gain of $1.0 million from pension plan curtailments.
(e)
Excludes non-cash items, including a $19.2 million gain on the curtailment of part of a pension plan in the U.S., a $7.0 million charge for the impairment of intangible assets, a $5.0 million loss from a litigation-related matter, a $2.7 million net loss on the sale of businesses, a $2.6 million charge for in-process research and development at an acquired business, and other items as described in the discussion of restructuring actions by segment.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, which principally consist of cancellation/ termination fees, primarily through 2009; and abandoned-facility payments, over lease terms expiring through 2013.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Discontinued Operations

In 2008, the company recorded additional proceeds and the reversal of a reserve on a note receivable related to a business divested in 2003, resulting in an after-tax gain of $6 million. The note was collected in July 2008.

Subsequent to the 2006 acquisition of GV Instruments Limited (GVI), the UK Competition Commission initiated an investigation of the transaction and concluded that the acquisition would lead to a substantial lessening of competition in the UK in certain markets. The Competition Commission further concluded that a divestiture remedy was appropriate and required the company to divest of either GVI as a whole, or its principal product lines to purchasers approved by the Competition Commission. As a result of this divestiture requirement, the company recorded after-tax impairment charges in 2007 totaling $29 million. The loss primarily represents non-cash charges to reduce the carrying value of the business to estimated disposal value. Due to the immateriality of the operating results of this business relative to consolidated results, the company has not reclassified the historical results and accounts of this business to discontinued operations. In February 2008, the company completed the sale.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16.	Unaudited Quarterly Information

	2008
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$2,554.0	$2,709.6	$2,588.1	$2,646.3
Gross Profit	1,018.4	1,088.1	1,032.8	1,066.9
Income from Continuing Operations	233.4	246.3	218.3	290.7
Net Income	233.0	249.5	221.5	290.2
Earnings per Share from Continuing Operations:
Basic	.56	.59	.52	.69
Diluted	.54	.56	.50	.68
Earnings per Share:
Basic	.56	.60	.53	.69
Diluted	.53	.57	.51	.68

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $5.5 million and after-tax loss of $0.4 million related to the company’s discontinued operations.
(b)	Income of $5.2 million and after-tax income of $3.2 million related to the company’s discontinued operations.
(c)	Costs of $15.4 million and after-tax income of $3.2 million related to the company’s discontinued operations.
(d)	Costs of $21.2 million and after-tax loss of $0.5 million related to the company’s discontinued operations.

	2007
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$2,338.2	$2,385.9	$2,401.2	$2,621.1
Gross Profit	879.9	936.6	948.0	1,039.8
Income from Continuing Operations	138.8	187.9	218.6	234.3
Net Income	138.9	163.9	218.5	239.8
Earnings per Share from Continuing Operations:
Basic	.33	.44	.52	.56
Diluted	.31	.42	.49	.53
Earnings per Share:
Basic	.33	.39	.51	.57
Diluted	.31	.37	.49	.54

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $43.8 million and after-tax income of $0.1 million related to the company’s discontinued operations.
(b)	Costs of $19.5 million and after-tax loss of $24.0 million related to the company’s discontinued operations.
(c)	Costs of $9.2 million and after-tax loss of $0.1 million related to the company’s discontinued operations.
(d)	Costs of $18.9 million and after-tax income of $5.5 million related to the company’s discontinued operations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2008	$49.5	$5.5	$0.2	$(11.9)	$(0.2)	$43.1

Year Ended December 31, 2007	$45.0	$7.6	$0.5	$(11.1)	$7.5	$49.5

Year Ended December 31, 2006	$21.8	$0.6	$0.8	$(7.3)	$29.1	$45.0

(In millions)	Balance at Beginning of Year	Established As Cost of Acquisitions	Activity Charged to Reserve	Other (c)	Balance at End of Year

Accrued Acquisition Expenses (b)

Year Ended December 31, 2008	$9.5	$0.7	$(3.8)	$(4.6)	$1.8

Year Ended December 31, 2007	$35.4	$14.3	$(37.5)	$(2.7)	$9.5

Year Ended December 31, 2006	$6.2	$35.4	$(5.0)	$(1.2)	$35.4

(In millions)	Balance at Beginning of Year	Provision Charged to Expense (e)	Activity Charged to Reserve	Other (f)	Balance at End of Year

Accrued Restructuring Costs (d)

Year Ended December 31, 2008	$19.4	$37.5	$(35.6)	$(0.5)	$20.8

Year Ended December 31, 2007	$19.6	$39.6	$(40.4)	$0.6	$19.4

Year Ended December 31, 2006	$17.9	$30.2	$(30.2)	$1.7	$19.6

(a)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)	The nature of activity in this account is described in Note 2.
(c)
Represents reversal of accrued acquisition expenses and corresponding reduction of goodwill or other intangible assets resulting from finalization of restructuring plans and the effect of currency translation.

(d)	The nature of activity in this account is described in Note 14.
(e)
In 2008, excludes $11.0 million of non-cash costs and $13.1 million of other income, net. In 2007, excludes $1.9 million of non-cash costs, net and $0.7 million of other expenses, net. In 2006, excludes $17.4 million of non-cash costs, and $1.9 million of other income, net.

(f)	Represents the effect of currency translation.

Financial Statement Index