Form 10-Q
period 2009-05-01
THERMO FISHER SCIENTIFIC INC.
filed 2009-05-01
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 28, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 28, 2009
Common Stock, $1.00 par value	418,312,802

PART I — FINANCIAL INFORMATION

Item 1 .       Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	March 28,	December 31,
(In millions)	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$1,561.1	$1,280.5
Short-term investments, at quoted market value (amortized cost of $9.4 and $8.5)	9.0	7.5
Accounts receivable, less allowances of $43.7 and $43.1	1,423.2	1,478.1
Inventories:
Raw materials	305.0	310.6
Work in process	126.3	120.3
Finished goods	730.4	740.5
Deferred tax assets	152.4	161.7
Other current assets	212.0	246.7

	4,519.4	4,345.9

Property, Plant and Equipment, at Cost	1,852.9	1,854.8
Less: Accumulated depreciation and amortization	(603.6)	(579.5)

	1,249.3	1,275.3

Acquisition-related Intangible Assets, net of Accumulated Amortization of $1,566.7 and $1,433.2	6,230.6	6,423.2

Other Assets	370.6	367.9

Goodwill	8,663.2	8,677.7

	$21,033.1	$21,090.0

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)
(Unaudited)

	March 28,	December 31,
(In millions except share amounts)	2009	2008

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$15.6	$14.8
Accounts payable	607.3	539.5
Accrued payroll and employee benefits	211.3	296.2
Accrued income taxes	54.2	32.9
Deferred revenue	145.6	135.3
Other accrued expenses	465.6	521.5

	1,499.6	1,540.2

Deferred Income Taxes	1,928.3	1,994.2

Other Long-term Liabilities	588.2	601.7

Long-term Obligations	2,011.1	2,003.2

Incremental Convertible Debt Obligation	13.4	24.2

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 422,256,541 and 421,791,009 shares issued	422.3	421.8
Capital in excess of par value	11,334.3	11,301.3
Retained earnings	3,649.4	3,500.5
Treasury stock at cost, 3,943,739 and 3,825,245 shares	(155.6)	(151.3)
Accumulated other comprehensive items	(257.9)	(145.8)

	14,992.5	14,926.5

	$21,033.1	$21,090.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 28,	March 29,
(In millions except per share amounts)	2009	2008

Revenues
Product revenues	$1,898.6	$2,160.2
Service revenues	356.5	393.8

	2,255.1	2,554.0

Costs and Operating Expenses:
Cost of product revenues	1,159.7	1,292.2
Cost of service revenues	208.5	243.4
Selling, general and administrative expenses	625.0	661.1
Research and development expenses	58.2	62.0
Restructuring and other costs, net	13.6	4.9

	2,065.0	2,263.6

Operating Income	190.1	290.4
Other Expense, Net	(22.9)	(18.2)

Income from Continuing Operations Before Provision for Income Taxes	167.2	272.2
Provision for Income Taxes	(18.3)	(42.1)

Income from Continuing Operations	148.9	230.1
Loss on Disposal of Discontinued Operations	—	(0.4)

Net Income	$148.9	$229.7

Earnings per Share from Continuing Operations
Basic	$.36	$.55

Diluted	$.35	$.53

Earnings per Share
Basic	$.36	$.55

Diluted	$.35	$.53

Weighted Average Shares
Basic	417.7	417.5

Diluted	425.3	436.1

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 28,	March 29,
(In millions)	2009	2008

Operating Activities
Net income	$148.9	$229.7
Loss on disposal of discontinued operations	—	0.4

Income from continuing operations	148.9	230.1

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	190.3	198.8
Change in deferred income taxes	(56.7)	(10.4)
Non-cash stock-based compensation	15.2	11.0
Non-cash interest expense on convertible debt	5.6	5.4
Non-cash charges for sale of inventories revalued at the date of acquisition	—	0.4
Tax benefits from stock-based compensation awards	(0.6)	(7.1)
Other non-cash expenses, net	11.1	11.8
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	29.0	(96.2)
Inventories	(11.8)	(44.6)
Other assets	28.9	(29.6)
Accounts payable	81.5	45.5
Other liabilities	(76.9)	(67.9)
Contributions to retirement plans	(5.6)	(4.0)

Net cash provided by continuing operations	358.9	243.2
Net cash used in discontinued operations	(0.2)	(0.2)

Net cash provided by operating activities	358.7	243.0

Investing Activities
Acquisitions, net of cash acquired	(18.3)	(3.8)
Purchases of property, plant and equipment	(51.2)	(54.1)
Proceeds from sale of property, plant and equipment	3.4	0.8
Proceeds from sale of available-for-sale investments	—	0.6
Purchases of available-for-sale investments	—	(0.1)
Proceeds from sale of business, net of cash divested	2.3	—
Increase in other assets	(1.9)	(0.2)

Net cash used in continuing operations	(65.7)	(56.8)
Net cash provided by discontinued operations	—	0.2

Net cash used in investing activities	$(65.7)	$(56.6)

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 28,	March 29,
(In millions)	2009	2008

Financing Activities
Increase (decrease) in short-term notes payable	$0.6	$(0.9)
Purchases of company common stock	—	(102.0)
Net proceeds from issuance of company common stock	5.2	28.5
Tax benefits from stock-based compensation awards	0.6	7.1
Borrowings (redemption and repayment) of long-term obligations	3.4	(0.4)

Net cash provided by (used in) financing activities`	9.8	(67.7)

Exchange Rate Effect on Cash of Continuing Operations	(22.2)	(9.8)

Increase in Cash and Cash Equivalents	280.6	108.9
Cash and Cash Equivalents at Beginning of Period	1,280.5	625.1

Cash and Cash Equivalents at End of Period	$1,561.1	$734.0

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$10.4	$3.0
Cash paid for acquired businesses	7.7	(3.0)

Liabilities assumed of acquired businesses	$2.7	$—

Issuance of restricted stock	$—	$19.1

Issuance of stock upon vesting of restricted stock units	$6.6	$17.8

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 28, 2009, the results of operations for the three-month periods ended March 28, 2009, and March 29, 2008, and the cash flows for the three-month periods ended March 28, 2009, and March 29, 2008. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2008, has been derived from the audited consolidated financial statements as of that date, as adjusted for adoption of a new accounting pronouncement, discussed below. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (SEC).

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP No. 14-1 was effective for the company beginning January 1, 2009. The rule required restatement of prior periods to conform to current accounting.

The incremental effect of applying FSP APB No. 14-1 on individual line items in the consolidated balance sheet at December 31, 2008, was as follows:

(Dollars in millions)	Before Adoption of FSP APB No. 14-1	Cumulative Effect of Adopting FSP APB No. 14-1	As Adjusted

Deferred Income Taxes	$1,978.0	$16.2	$1,994.2
Long-term Obligations	2,043.5	(40.3)	2,003.2
Incremental Convertible Debt Obligation	—	24.2	24.2
Capital in Excess of Par Value	11,273.2	28.1	11,301.3
Retained Earnings	3,528.7	(28.2)	3,500.5

THERMO FISHER SCIENTIFIC INC.

1.	General (continued)

The incremental effect of applying FSP APB No. 14-1 on individual line items in the consolidated statement of income for the three months ended March 29, 2008, was as follows:

(Dollars in millions)	Before Adoption of FSP APB No. 14-1	Effect of Adopting FSP APB No. 14-1	As Adjusted

Other Expense, Net	$12.8	$5.4	$18.2
Provision for Income Taxes	44.2	(2.1)	42.1
Income from Continuing Operations	233.4	(3.3)	230.1
Net Income	233.0	(3.3)	229.7
Earnings per Share from Continuing Operations
Basic	$.56	$(.01)	$.55
Diluted	$.54	$(.01)	$.53
Earnings per Share
Basic	$.56	$(.01)	$.55
Diluted	$.53	$—	$.53

2.	Acquisitions

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R was effective for the company, on a prospective basis, beginning January 1, 2009. The company applied this standard to the acquisition discussed below. There was no material impact upon adoption of the standard; however, this statement may materially affect the accounting for any future business combinations.

In the first three months of 2009, the Laboratory Products and Services segment acquired a Spain-based distributor of laboratory instrumentation and equipment, for $8 million. The company also paid purchase price obligations of $10 million in the first three months of 2009, for several acquisitions completed prior to 2009.

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

Acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and, for acquisitions recently completed, is subject to adjustment upon finalization of the purchase price allocation. The company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates.

The company’s results for 2008 or 2009 would not have been materially different from its reported results had the company’s 2008 and 2009 acquisitions occurred at the beginning of 2008.

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

Disposition

The company sold a small business unit in the first quarter of 2009 and recorded a gain of $0.9 million, included in restructuring and other costs, net, in the accompanying statement of income. The net cash proceeds were $2.3 million. Operating results of the business were not material.

3.	Business Segment Information

The company’s continuing operations fall into two business segments: Analytical Technologies and Laboratory Products and Services. During the first quarter of 2009, the company transferred management responsibility and the related financial reporting and monitoring for a small product line between segments. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect these transfers.

	Three Months Ended
	March 28,	March 29,
(In millions)	2009	2008

Revenues
Analytical Technologies	$938.8	$1,086.8
Laboratory Products and Services	1,423.0	1,568.8
Eliminations	(106.7)	(101.6)

Consolidated revenues	$2,255.1	$2,554.0

Operating Income
Analytical Technologies (a)	$173.5	$228.3
Laboratory Products and Services (a)	175.5	218.8

Subtotal reportable segments (a)	349.0	447.1

Cost of revenues charges	—	(0.6)
Restructuring and other costs, net	(13.6)	(4.9)
Amortization of acquisition-related intangible assets	(145.3)	(151.2)

Consolidated operating income	190.1	290.4
Other expense, net (b)	(22.9)	(18.2)

Income from continuing operations before provision for income taxes	$167.2	$272.2

Depreciation
Analytical Technologies	$20.3	$21.8
Laboratory Products and Services	24.7	25.8

Consolidated depreciation	$45.0	$47.6

(a)	Represents operating income before certain charges to cost of revenues; restructuring and other costs, net and amortization of acquisition-related intangibles.
(b)	The company does not allocate other income and expenses to its segments.

THERMO FISHER SCIENTIFIC INC.

4.	Other Expense, Net

As discussed in Note 1, although the company’s cash interest payments have not been affected, the adoption of FSP APB No. 14-1 has increased the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The rule required restatement of prior periods to conform to current accounting.

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended
	March 28,	March 29,
(In millions)	2009	2008

Interest Income	$5.3	$10.1
Interest Expense	(30.2)	(35.8)
Other Items, Net	2.0	7.5

	$(22.9)	$(18.2)

5.	Earnings per Share

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. FSP EITF 03-6-1 was effective for the company beginning January 1, 2009. The rule required restatement of prior periods to conform to current accounting. Adoption had a nominal effect on the numerator and denominator in the calculation of 2008 earnings per share.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 28,	March 29,
(In millions except per share amounts)	2009	2008

Income from Continuing Operations	$148.9	$230.1
Loss on Disposal of Discontinued Operations	—	(0.4)

Net Income	148.9	229.7

Income Allocable to Participating Securities	(0.2)	(0.4)

Net Income for Earnings per Share	$148.7	$229.3

Basic Weighted Average Shares	417.7	417.5
Effect of:
Convertible debentures	6.4	14.6
Stock options, restricted stock awards and warrants	1.2	4.0

Diluted Weighted Average Shares	425.3	436.1

THERMO FISHER SCIENTIFIC INC.

5.	Earnings per Share (continued)

	Three Months Ended
	March 28,	March 29,
(In millions except per share amounts)	2009	2008

Basic Earnings per Share
Continuing operations	$.36	$.55
Discontinued operations	—	—

	$.36	$.55

Diluted Earnings per Share
Continuing operations	$.35	$.53
Discontinued operations	—	—

	$.35	$.53

Options to purchase 16.7 million and 3.9 million shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2009 and 2008, respectively, because their effect would have been antidilutive.

6.	Comprehensive Income and Shareholders’ Equity

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the first quarter of 2009 and 2008, the company had comprehensive income of $37 million and $352 million, respectively. The first quarter of 2009 was unfavorably affected by a reduction in the cumulative translation adjustment of $113 million due to movements in currency exchange rates, the effects of which are recorded in shareholders’ equity. The first quarter of 2008 was favorably affected by an increase in the cumulative translation adjustment of $122 million.

7.	Stock-based Compensation Expense

The components of pre-tax stock-based compensation are as follows:

	Three Months Ended
	March 28,	March 29,
(In millions)	2009	2008

Stock Option Awards	$10.1	$6.7
Restricted Share/Unit Awards	5.1	4.3

Total Stock-based Compensation Expense	$15.2	$11.0

THERMO FISHER SCIENTIFIC INC.

7.	Stock-based Compensation Expense (continued)

Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended
	March 28,	March 29,
(In millions)	2009	2008

Cost of Revenues	$1.5	$1.1
Selling, General and Administrative Expenses	13.2	9.6
Research and Development Expenses	0.5	0.3

Total Stock-based Compensation Expense	$15.2	$11.0

No stock-based compensation expense has been capitalized in inventories due to immateriality.

Unrecognized compensation cost related to unvested stock options and restricted stock totaled approximately $116.1 million and $47.6 million, respectively, as of March 28, 2009, and is expected to be recognized over weighted average periods of 2.6 years and 2.5 years, respectively.

During the first quarter of 2009, the company made equity compensation grants to employees consisting of 1.0 million restricted units and options to purchase 6.2 million shares.

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

	Three Months Ended
	March 28,	March 29,
(In millions)	2009	2008

Service Cost	$2.5	$4.3
Interest Cost on Benefit Obligation	12.0	14.5
Expected Return on Plan Assets	(12.3)	(15.8)
Amortization of Net Loss	0.3	0.4
Amortization of Prior Service Benefit	0.1	—
Special Termination Benefits	0.2	—

Net Periodic Benefit Cost (Income)	$2.8	$3.4

THERMO FISHER SCIENTIFIC INC.

8.	Defined Benefit Pension Plans (continued)

Net periodic benefit costs for the company’s other postretirement benefit plans include the following components:

	Three Months Ended
	March 28,	March 29,
(In millions)	2009	2008

Service Cost	$0.1	$0.2
Interest Cost on Benefit Obligation	0.4	0.5

Net Periodic Benefit Cost	$0.5	$0.7

9.	Fair Value Measurements

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the quarter ended March 28, 2009. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, mutual funds holding publicly traded securities, derivative contracts used to hedge the company’s currency risk and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves.

Level 3: Inputs are unobservable data points that are not corroborated by market data.

THERMO FISHER SCIENTIFIC INC.

9.	Fair Value Measurements (continued)

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2009:

(In millions)	March 28, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$895.1	$895.1	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	24.5	24.5	—	—
Cash surrender value of life insurance	20.0	—	20.0	—
Auction rate securities	6.3	—	—	6.3
Marketable equity securities	0.5	0.5	—	—
Forward currency-exchange contracts	1.6	—	1.6	—

Total Assets	$948.0	$920.1	$21.6	$6.3

Liabilities
Forward currency-exchange contracts	$1.1	$—	$1.1	$—

Total Liabilities	$1.1	$—	$1.1	$—

THERMO FISHER SCIENTIFIC INC.

9.	Fair Value Measurements (continued)

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(In millions)	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$560.8	$560.8	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	24.0	24.0	—	—
Cash surrender value of life insurance	21.3	—	21.3	—
Auction rate securities	5.7	—	—	5.7
Marketable equity securities	1.0	1.0	—	—
Forward currency-exchange contracts	3.3	—	3.3	—

Total Assets	$616.1	$585.8	$24.6	$5.7

Liabilities
Forward currency-exchange contracts	$4.0	$—	$4.0	$—

Total Liabilities	$4.0	$—	$4.0	$—

The following table is a rollforward of the fair value, as determined by Level 3 inputs, of our auction rate securities, which are included in short-term investments on the consolidated balance sheet.

(In millions)	Total

Balance at December 31, 2008	$5.7
Total unrealized gains included in other comprehensive income	0.6

Balance at March 28, 2009	$6.3

The company determines the fair value of the auction rate securities by obtaining indications of value from broker/dealers.

THERMO FISHER SCIENTIFIC INC.

10.	Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Three Months Ended
	March 28,	March 29,
(In millions)	2009	2008

Beginning Balance	$44.1	$50.6
Provision charged to income	7.5	10.7
Usage	(10.4)	(9.9)
Acquisitions/divestitures	—	(0.3)
Adjustments to previously provided warranties, net	0.5	(1.1)
Other, net (a)	(1.0)	2.3

Ending Balance	$40.7	$52.3

(a)	Primarily represents the effects of currency translation.

11.	Restructuring and Other Costs, Net

Restructuring costs in the first three months of 2009 in both segments primarily included charges for actions in response to the downturn in the economy and reduced revenues in several businesses, as well as abandoned facility costs at businesses that have been or are being consolidated. As of May 1, 2009, the company has identified restructuring actions that will result in additional charges of approximately $22 million, primarily in the remainder of 2009.

During the first quarter of 2009, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Restructuring and Other Costs, Net	$8.3	$4.4	$0.9	$13.6

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $8.3 million of net restructuring and other charges in the first quarter of 2009. These costs consisted of $8.4 million of cash costs, principally associated with headcount reductions and facility consolidations in an effort to streamline operations, including $6.3 million of severance for approximately 230 employees primarily in manufacturing and sales and service functions; $1.2 million of abandoned-facility costs; and $0.9 million of other cash costs, primarily relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions. The segment also recorded non-cash income of $0.1 million, including a gain on sale of a small business unit of $0.9 million, largely offset by other restructuring-related charges.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $4.4 million of net restructuring and other charges in the first quarter of 2009. The segment recorded $4.5 million of cash costs, which consisted of $3.6 million of severance for approximately 330 employees primarily in manufacturing and administrative functions; $0.3 million of abandoned-facility costs; and $0.6 million of other cash costs, primarily for moving and relocation expenses associated with abandoned facilities as well as other costs associated with restructuring actions.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

Corporate

The company recorded $0.9 million in restructuring and other income at its corporate office in the first quarter of 2009, all of which were cash charges, primarily for abandoned facility costs and, to a lesser extent, severance.

General

The following table summarizes the cash components of the company’s restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income for the first quarter of 2009 have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.
(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2008 Restructuring Plans
Balance at December 31, 2008	$5.4	$0.8	$4.4	$0.7	$11.3
Costs incurred in 2009 (b)	—	0.1	1.0	0.3	1.4
Reserves reversed	—	(0.1)	—	—	(0.1)
Payments	(0.7)	—	(1.1)	(0.4)	(2.2)
Currency translation	(0.3)	—	(0.1)	—	(0.4)

Balance at March 28, 2009	$4.4	$0.8	$4.2	$0.6	$10.0

2008 Restructuring Plans
Balance at December 31, 2008	$7.0	$0.4	$1.8	$0.3	$9.5
Costs incurred in 2009 (b)	1.8	—	0.3	0.3	2.4
Payments	(3.0)	—	(0.3)	(0.6)	(3.9)
Currency translation	(0.2)	—	—	—	(0.2)

Balance at March 28, 2009	$5.6	$0.4	$1.8	$—	$7.8

2009 Restructuring Plans
Costs incurred in 2009 (b)	$8.4	$—	$0.8	$0.8	$10.0
Payments	(2.8)	—	(0.2)	(0.8)	(3.8)

Balance at March 28, 2009	$5.6	$—	$0.6	$—	$6.2

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Excludes non-cash items, including a $0.9 million gain on sale of a small business, largely offset by other restructuring-related charges.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2009; and abandoned-facility payments, over lease terms expiring through 2015.

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

For product liability, workers compensation and other personal injury matters, the company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated, including estimated defense costs. The company records estimated amounts due from insurers as an asset. Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. For example, there are pending lawsuits with certain of the company’s insurers concerning which state’s laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $82 million would require an adjustment that could be material to the company’s results of operations. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectibility of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 was effective for the company’s monetary assets and liabilities in the first quarter of 2008 and for non-financial assets and liabilities beginning January 1, 2009. There was no material effect from adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changed the accounting for minority interests, which are reclassified as noncontrolling interests and classified as a component of equity. SFAS No. 160 was effective for the company beginning January 1, 2009, and there was no effect from adoption of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the company beginning January 1, 2009, and there was no material effect from adoption of this standard.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for certain debt securities and will require the investor to assess the likelihood of selling the debt security prior to recovery of its cost basis. If an investor is able to meet the criteria to assert that it does not intend to sell the debt security and more likely than not will not be required to sell the debt security before its anticipated recovery, impairment charges related to credit losses would be recognized in earnings whereas impairment charges related to non-credit losses would be reflected in other comprehensive income. The company elected early adoption of this pronouncement in the first quarter of 2009 although the rule did not materially affect its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires the fair value disclosures required by FAS 107 regarding the fair value of financial instruments to be included in interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, and requires additional disclosure from that required currently.

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

Overview of Results of Operations and Liquidity

The company develops, manufactures and sells a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own technologies and by making strategic acquisitions of complementary businesses. The company’s continuing operations fall into two business segments: Analytical Technologies and Laboratory Products and Services. During the first quarter of 2009, the company transferred management responsibility and related financial reporting and monitoring for a small product line between segments. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect this transfer.

	Three Months Ended
(Dollars in millions)	March 28, 2009		March 29, 2008

Revenues
Analytical Technologies	$938.8	41.6%	$1,086.8	42.6%
Laboratory Products and Services	1,423.0	63.1%	1,568.8	61.4%
Eliminations	(106.7)	(4.7)%	(101.6)	(4.0)%

	$2,255.1	100%	$2,554.0	100%

Sales in the first quarter of 2009 were $2.26 billion, a decrease of $299 million from the first quarter of 2008. Aside from the effects of currency translation and acquisitions, net of divestitures (discussed in total and by segment below), revenues decreased from 2008 revenues by $182 million (7%) due to lower revenues at existing businesses as a result of decreased demand, offset in part by price increases. Sales of equipment were particularly affected as the company believes customers reduced purchases due to the global market downturn. Sales of consumables, while lower, were not as significantly affected by the severe economic conditions.

In the first quarter of 2009, the company’s operating income and operating income margin were $190 million and 8.4%, respectively, compared with $290 million and 11.4%, respectively, in 2008. (Operating income margin is operating income divided by revenues.) The decrease in operating income was due to lower profitability at existing businesses resulting from decreased revenues offset in part by price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions. In addition, restructuring and other costs increased $8 million in 2009. These decreases in operating income were offset in part by a $6 million decrease in amortization expense in 2009.

THERMO FISHER SCIENTIFIC INC.

Overview of Results of Operations and Liquidity (continued)

The company’s effective tax rates were 10.9% and 15.5% in the first quarter of 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to reduced earnings in higher tax jurisdictions, offset in part by rate increases in certain regions. The tax provision in the first quarter of 2009 was unfavorably affected by $0.7 million or 0.4 percentage points resulting from the impact on deferred tax balances of newly enacted tax rates in several jurisdictions. The company currently expects its tax rate for the full year to be approximately 10% - 12%. The tax provision in the first quarter of 2008 was favorably affected by $9.6 million or 3.5 percentage points resulting from the impact on deferred tax balances of enacted reductions in tax rates in Switzerland.

Income from continuing operations decreased to $149 million in the first quarter of 2009, from $230 million in the first quarter of 2008, primarily due to the items discussed above that decreased operating income, offset in part by a lower tax rate.

During the first three months of 2009, the company’s cash flow from operations totaled $359 million, compared with $243 million for the first three months of 2008. The increase resulted primarily from decreased investment in working capital items, particularly accounts receivable and, to a lesser extent, other current assets, primarily due to the cash receipt of a tax refund.

As of March 28, 2009, the company’s outstanding debt totaled $2.03 billion, of which approximately $0.9 billion is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. As of May 1, 2009, $295 million of the convertible debt was currently convertible. Although the company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible, particularly in the current uncertain financial climate, that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. Should holders elect to convert, the company intends to draw on its revolving credit facility to fund substantially all of these principal payments. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $951 million at March 28, 2009.

The company believes that its existing cash and short-term investments of $1.57 billion as of March 28, 2009, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the company’s Form 10-K for 2008, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company’s critical accounting policies during the first three months of 2009.

THERMO FISHER SCIENTIFIC INC.

Results of Operations

First Quarter 2009 Compared With First Quarter 2008

Continuing Operations

Sales in the first quarter of 2009 were $2.26 billion, a decrease of $299 million from the first quarter of 2008. The unfavorable effects of currency translation resulted in a decrease in revenues of $133 million in 2009. Sales increased $16 million due to acquisitions, net of divestitures. Aside from the effect of currency translation and acquisitions, net of divestitures, revenues decreased $182 million (7%) primarily due to decreased demand due to economic uncertainty offset in part by price increases, as described by segment below. Sales were down in North America and, to a lesser extent, in Europe. Sales were modestly higher in Asia.

In the first quarter of 2009, operating income and operating income margin were $190 million and 8.4%, respectively, compared with $290 million and 11.4%, respectively, in the first quarter of 2008. The decrease in operating income was due to lower profitability at existing businesses resulting from decreased revenues offset in part by price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions. In addition, restructuring and other costs increased $8 million in 2009. These decreases in operating income were offset in part by a $6 million decrease in amortization expense in 2009.

In the first quarter of 2009, the company recorded restructuring and other costs, net, of $14 million. The company incurred $14 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. In the first quarter of 2008, the company recorded restructuring and other costs, net, of $6 million, including $0.6 million of charges to costs of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $6 million of cash costs, primarily for severance and abandoned facilities expenses at businesses that have been consolidated, and recorded $0.7 million of gains associated with the sale of businesses prior to 2008.

As of May 1, 2009, the company has identified restructuring actions that will result in additional charges of approximately $22 million, primarily in the remainder of 2009. Annual cost savings associated with actions initiated in late 2008 and in the first quarter of 2009 are expected to total approximately $50 million, beginning primarily in the first and second quarters of 2009.

The company's revenues and profitability decreased in the first quarter of 2009 compared to the first quarter of 2008. The company believes the decreases are primarily due to the global economic downturn. Should the downturn continue indefinitely or worsen such that the company's projections of profitability for 2009 and future years decrease materially, impairment of goodwill and acquisition-related intangible assets could occur. These assets totaled $8.7 billion and $6.2 billion, respectively, at March 28, 2009.

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

THERMO FISHER SCIENTIFIC INC.

First Quarter 2009 Compared With First Quarter 2008 (continued)

	Three Months Ended
	March 28,	March 29,
(Dollars in millions)	2009	2008	Change

Revenues
Analytical Technologies	$938.8	$1,086.8	(14)%
Laboratory Products and Services	1,423.0	1,568.8	(9)%
Eliminations	(106.7)	(101.6)	5%

Consolidated Revenues	$2,255.1	$2,554.0	(12)%

Operating Income
Analytical Technologies	$173.5	$228.3	(24)%
Laboratory Products and Services	175.5	218.8	(20)%

Subtotal Reportable Segments	349.0	447.1	(22)%

Cost of Revenues Charges	—	(0.6)
Restructuring and Other Costs, Net	(13.6)	(4.9)
Amortization of Acquisition-related Intangible Assets	(145.3)	(151.2)

Consolidated Operating Income	$190.1	$290.4	(35)%

Income from the company’s reportable segments decreased 22% to $349 million in the first quarter of 2009 due primarily to lower profitability at existing businesses, resulting from decreased revenues offset in part by price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions.

   Analytical Technologies
	Three Months Ended
	March 28,	March 29,
(Dollars in millions)	2009	2008	Change

Revenues	$938.8	$1,086.8	(14)%

Operating Income Margin	18.5%	21.0%	(2.5) pts.

Sales in the Analytical Technologies segment decreased $148 million to $939 million in the first quarter of 2009. The unfavorable effects of currency translation resulted in a decrease of $62 million in 2009. Sales increased $4 million due to 2008 acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues decreased $90 million (8%) primarily due to lower demand offset in part by increased prices. Demand in industrial markets for environmental and process control instruments was particularly soft primarily due to the global economic downturn.

Operating income margin was 18.5% in the first quarter of 2009 and 21.0% in the first quarter of 2008. The decrease resulted from lower profitability from decreased revenues offset in part by price increases and productivity improvements, including global sourcing and lower operating costs following restructuring actions.

THERMO FISHER SCIENTIFIC INC.

First Quarter 2009 Compared With First Quarter 2008 (continued)

   Laboratory Products and Services
	Three Months Ended
	March 28,	March 29,
(Dollars in millions)	2009	2008	Change

Revenues	$1,423.0	$1,568.8	(9)%

Operating Income Margin	12.3%	13.9%	(1.6) pts.

            Sales in the Laboratory Products and Services segment decreased $146 million to $1.42 billion in the first quarter of 2009. Sales increased $13 million due to 2008 and 2009 acquisitions. The unfavorable effects of currency translation resulted in a decrease of $75 million in 2009. In addition to the changes in revenue resulting from acquisitions and currency translation, revenues decreased $83 million (5%) primarily due to lower demand and a decrease in sales of products purchased from a supplier discussed below, offset in part by increased prices. Demand for laboratory equipment was particularly weak as the company believes customers reduced purchases due to the global economic downturn.

In July 2008, the company and a supplier of its healthcare market channel extended an existing agreement for two years through 2010. Under the revised agreement, the company’s revenues from the sale of products purchased from the supplier decreased $20 million in the first quarter of 2009 and the company expects its sales volume of products purchased from the supplier to decrease by approximately $43 million over the remainder of 2009 for a total annualized decrease in revenues of approximately $63 million from 2008.

Operating income margin was 12.3% in the first quarter of 2009 and 13.9% in the first quarter of 2008. The decrease primarily resulted from lower profitability from decreased revenues, offset by in part by price increases and productivity improvements, including global sourcing and lower operating costs following restructuring actions.

Other Expense, Net

The company reported other expense, net, of $23 million and $18 million in the first quarter of 2009 and 2008, respectively (Note 4). Other expense, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income decreased to $5 million in the first quarter of 2009 from $10 million in the same period last year primarily due to lower interest rates on invested cash offset in part by higher cash balances. Interest expense decreased to $30 million in the first quarter of 2009 from $36 million in the first quarter of 2008 primarily as a result of a reduction in debt and lower interest rates on variable rate debt. The company had $2 million in other income compared with $8 million in the first quarter of 2008. The higher income in 2008 resulted primarily from currency transaction net gains.

Provision for Income Taxes

The company’s effective tax rates were 10.9% and 15.5% in the first quarter of 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to reduced earnings in higher tax jurisdictions, offset in part by rate increases in certain regions. The tax provision in the first quarter of 2009 was unfavorably affected by $0.7 million or 0.4 percentage points resulting from the impact on deferred tax balances of newly enacted tax rates in several jurisdictions. The company currently expects its tax rate for the full year to be approximately 10% - 12%. The tax provision in the first quarter of 2008 was favorably affected by $9.6 million or 3.5 percentage points resulting from the impact on deferred tax balances of enacted reductions in tax rates in Switzerland.

Contingent Liabilities

At the first quarter end 2009, the company was contingently liable with respect to certain legal proceedings and related matters. As described under “Litigation and Related Contingencies” in Note 12, an unfavorable outcome in one or more of the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

THERMO FISHER SCIENTIFIC INC.

First Quarter 2009 Compared With First Quarter 2008 (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 was effective for the company’s monetary assets and liabilities in the first quarter of 2008 and for non-financial assets and liabilities beginning January 1, 2009. There was no material effect from adoption of this standard.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R was effective for the company, on a prospective basis, beginning January 1, 2009. There was no impact upon adoption of the standard; however, this statement may materially affect the accounting for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changed the accounting for minority interests, which are reclassified as noncontrolling interests and classified as a component of equity. SFAS No. 160 was effective for the company beginning January 1, 2009, and there was no effect from adoption of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the company beginning January 1, 2009, and there was no material effect from adoption of this standard.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP No. 14-1 was effective for the company beginning January 1, 2009. The rule required restatement of prior periods to conform to current accounting. The company’s cash payments for interest have not been affected, but the adoption of FSP APB No. 14-1 has increased the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. Interest expense in the first quarter of 2008, as restated for adoption of this rule, increased $5 million over the previously reported amount.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. FSP EITF 03-6-1 was effective for the company beginning January 1, 2009. The rule required restatement of prior periods to conform to current accounting. Adoption had a nominal effect on the numerator and denominator in the calculation of 2008 earnings per share.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for certain debt securities and will require the investor to assess the likelihood of selling the debt security prior to recovery of its cost

THERMO FISHER SCIENTIFIC INC.

First Quarter 2009 Compared With First Quarter 2008 (continued)

basis. If an investor is able to meet the criteria to assert that it does not intend to sell the debt security and more likely than not will not be required to sell the debt security before its anticipated recovery, impairment charges related to credit losses would be recognized in earnings whereas impairment charges related to non-credit losses would be reflected in other comprehensive income. The company elected early adoption of this pronouncement in the first quarter of 2009 although the rule did not materially affect its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires the fair value disclosures required by FAS 107 regarding the fair value of financial instruments to be included in interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, and requires additional disclosure from that required currently.

Liquidity and Capital Resources

Consolidated working capital was $3.02 billion at March 28, 2009, compared with $2.81 billion at December 31, 2008. The increase was primarily due to an increase in cash. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $1.57 billion at March 28, 2009 and $1.29 billion at December 31, 2008.

First Three Months 2009

Cash provided by operating activities was $359 million during the first quarter of 2009. A decrease in accounts receivable and an increase in accounts payable provided cash of $29 million and $81 million, respectively. The decrease in accounts receivable was primarily a result of lower sales in the first quarter of 2009 than in the fourth quarter of 2008. The increase in accounts payable partially reversed a decrease that occurred in 2008 and was due primarily to the timing of payments. A decrease in other liabilities used cash of $77 million, primarily as a result of annual incentive compensation, interest and restructuring payments. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $10 million during the first quarter of 2009. Cash payments for income taxes totaled $21 million in the first quarter of 2009. The company expects that for all of 2009, cash payments for income taxes will approximate $275 - $300 million.

During the first quarter of 2009, the company’s primary investing activities included the purchase of property, plant and equipment. The company expended $51 million for purchases of property, plant and equipment.

The company’s financing activities provided $10 million of cash during the first quarter of 2009, including $5 million for proceeds from the exercise of employee stock options. On September 11, 2008, the Board of Directors authorized the repurchase of up to $500 million of the company’s common stock through September 10, 2009. No stock was repurchased in the first quarter of 2009. At March 28, 2009, $415 million was available for future repurchases of the company’s common stock under this authorization.

            On April 30, 2009, the company completed the acquisition of Biolab, an Australia-based provider of analytical instruments, life science consumables and laboratory equipment for AUD $175 million (approximately USD $120 million).

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2009, such expenditures will approximate $230 - $250 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2008 and March 28, 2009.

As of March 28, 2009, the company’s outstanding debt totaled $2.03 billion, of which approximately $0.9 billion is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. As of May 1, 2009, $295 million of the convertible debt was currently convertible. Although the company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible, particularly in the current uncertain financial climate, that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. Should holders elect to convert, the company intends to draw on its revolving credit facility to fund substantially all of these principal payments. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $951 million at March 28, 2009.

THERMO FISHER SCIENTIFIC INC.

First Three Months 2009 (continued)

            The company believes that its existing cash and short-term investments of $1.57 billion as of March 28, 2009, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its businesses for the foreseeable future, including at least the next 24 months.

First Three Months 2008

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

The company’s exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2008.

Item 4.	Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of March 28, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of March 28, 2009, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 28, 2009, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions including the credit crisis affecting the financial markets and the global recession could adversely impact our business in the remainder of 2009 and beyond, resulting in:

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2008, our international revenues from continuing operations, including export revenues from the United States, accounted for a significant percentage of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2008, currency translation had a favorable effect on revenues of our continuing operations of $113 million due to a weakening of the U.S. dollar relative to other currencies in which the company sells products and services, but in the first quarter of 2009 currency translation had an unfavorable effect on revenues of our continuing operations of $133 million due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $8.66 billion and $1.33 billion, respectively, as of March 28, 2009. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

As of March 28, 2009, we had approximately $2.03 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $951 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

See Exhibit Index on page 36.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of May 2009.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Letter Agreement dated March 3, 2009, between the Registrant and Stephen Sheehan.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
*Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.