Form 10-Q
period 2009-06-27
THERMO FISHER SCIENTIFIC INC.
filed 2009-07-31
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 27, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 27, 2009
Common Stock, $1.00 par value	408,152,517

PART I — FINANCIAL INFORMATION

Item 1.            Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	June 27,	December 31,
(In millions)	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$1,417.4	$1,280.5
Short-term investments, at quoted market value (amortized cost of $10.0 and $8.5)	9.3	7.5
Accounts receivable, less allowances of $46.9 and $43.1	1,470.4	1,478.1
Inventories:
Raw materials	315.3	310.6
Work in process	127.1	120.3
Finished goods	742.7	740.5
Deferred tax assets	161.3	161.7
Other current assets	223.5	246.7

	4,467.0	4,345.9

Property, Plant and Equipment, at Cost	1,935.6	1,854.8
Less: Accumulated depreciation and amortization	(663.9)	(579.5)

	1,271.7	1,275.3

Acquisition-related Intangible Assets, net of Accumulated Amortization of $1,745.4 and $1,433.2	6,259.0	6,423.2

Other Assets	387.8	367.9

Goodwill	8,770.1	8,677.7

	$21,155.6	$21,090.0

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)
(Unaudited)

	June 27,	December 31,
(In millions except share amounts)	2009	2008

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$16.3	$14.8
Accounts payable	589.1	539.5
Accrued payroll and employee benefits	246.3	296.2
Accrued income taxes	45.5	32.9
Deferred revenue	148.6	135.3
Other accrued expenses	477.8	521.5

	1,523.6	1,540.2

Deferred Income Taxes	1,921.2	1,994.2

Other Long-term Liabilities	606.2	601.7

Long-term Obligations	2,017.0	2,003.2

Incremental Convertible Debt Obligation	11.2	24.2

Shareholders’ Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 422,566,405 and 421,791,009 shares issued	422.6	421.8
Capital in excess of par value	11,363.8	11,301.3
Retained earnings	3,856.3	3,500.5
Treasury stock at cost, 14,413,888 and 3,825,245 shares	(570.4)	(151.3)
Accumulated other comprehensive items	4.1	(145.8)

	15,076.4	14,926.5

	$21,155.6	$21,090.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	June 27,	June 28,
(In millions except per share amounts)	2009	2008

Revenues
Product revenues	$2,090.7	$2,285.3
Service revenues	393.4	424.3

	2,484.1	2,709.6

Costs and Operating Expenses:
Cost of product revenues	1,272.3	1,377.1
Cost of service revenues	223.5	244.4
Selling, general and administrative expenses	660.9	698.9
Research and development expenses	58.1	64.4
Restructuring and other costs (income), net	10.3	(5.4)

	2,225.1	2,379.4

Operating Income	259.0	330.2
Other Expense, Net	(26.9)	(28.1)

Income from Continuing Operations Before Provision for Income Taxes	232.1	302.1
Provision for Income Taxes	(25.2)	(59.2)

Income from Continuing Operations	206.9	242.9
Gain on Disposal of Discontinued Operations (net of income tax provision of $1.9 in 2008)	—	3.2

Net Income	$206.9	$246.1

Earnings per Share from Continuing Operations
Basic	$.50	$.58

Diluted	$.49	$.55

Earnings per Share
Basic	$.50	$.59

Diluted	$.49	$.56

Weighted Average Shares
Basic	415.3	418.0

Diluted	423.7	437.1

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	June 27,	June 28,
(In millions except per share amounts)	2009	2008

Revenues
Product revenues	$3,989.3	$4,445.5
Service revenues	749.9	818.1

	4,739.2	5,263.6

Costs and Operating Expenses:
Cost of product revenues	2,432.0	2,669.3
Cost of service revenues	432.0	487.8
Selling, general and administrative expenses	1,285.9	1,360.0
Research and development expenses	116.3	126.4
Restructuring and other costs (income), net	23.9	(0.5)

	4,290.1	4,643.0

Operating Income	449.1	620.6
Other Expense, Net	(49.8)	(46.3)

Income from Continuing Operations Before Provision for Income Taxes	399.3	574.3
Provision for Income Taxes	(43.5)	(101.3)

Income from Continuing Operations	355.8	473.0
Gain on Disposal of Discontinued Operations (net of income tax provision of $1.9 in 2008)	—	2.8

Net Income	$355.8	$475.8

Earnings per Share from Continuing Operations
Basic	$.85	$1.13

Diluted	$.84	$1.08

Earnings per Share
Basic	$.85	$1.14

Diluted	$.84	$1.09

Weighted Average Shares
Basic	416.5	417.8

Diluted	424.5	436.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 27,	June 28,
(In millions)	2009	2008

Operating Activities
Net income	$355.8	$475.8
Gain on disposal of discontinued operations	—	(2.8)

Income from continuing operations	355.8	473.0

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	384.6	398.6
Change in deferred income taxes	(117.6)	(64.2)
Non-cash stock-based compensation	35.8	27.7
Non-cash interest expense on convertible debt	11.3	10.8
Non-cash charges for sale of inventories revalued at the date of acquisition	0.4	0.4
Tax benefits from stock-based compensation awards	(1.3)	(12.2)
Other non-cash expenses, net	27.7	6.4
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	41.4	(101.3)
Inventories	20.5	(64.1)
Other assets	34.6	(20.3)
Accounts payable	34.6	(36.9)
Other liabilities	(85.0)	(19.1)
Contributions to retirement plans	(8.1)	(8.5)

Net cash provided by continuing operations	734.7	590.3
Net cash used in discontinued operations	(0.7)	(0.8)

Net cash provided by operating activities	734.0	589.5

Investing Activities
Acquisitions, net of cash acquired	(146.0)	(43.0)
Purchases of property, plant and equipment	(83.0)	(109.3)
Proceeds from sale of property, plant and equipment	7.6	5.5
Purchases of available-for-sale investments	—	(0.1)
Proceeds from sale of available-for-sale investments	0.4	0.6
Proceeds from sale of businesses, net of cash divested	2.7	3.5
Increase in other assets	(0.3)	(5.2)

Net cash used in continuing operations	(218.6)	(148.0)
Net cash provided by discontinued operations	—	0.4

Net cash used in investing activities	$(218.6)	$(147.6)

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 27,	June 28,
(In millions)	2009	2008

Financing Activities
Increase (decrease) in short-term notes payable	$0.4	$(13.4)
Purchases of company common stock	(414.6)	(102.0)
Net proceeds from issuance of company common stock	11.9	49.1
Tax benefits from stock-based compensation awards	1.3	12.2
Borrowings (redemption and repayment) of long-term obligations	4.0	(2.2)

Net cash used in financing activities	(397.0)	(56.3)

Exchange Rate Effect on Cash of Continuing Operations	18.5	(3.8)

Increase in Cash and Cash Equivalents	136.9	381.8
Cash and Cash Equivalents at Beginning of Period	1,280.5	625.1

Cash and Cash Equivalents at End of Period	$1,417.4	$1,006.9

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$171.4	$53.7
Cash paid for acquired businesses	(137.2)	(31.5)

Liabilities assumed of acquired businesses	$34.2	$22.2

Issuance of restricted stock	$1.1	$21.3

Issuance of stock upon vesting of restricted stock units	$7.0	$19.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	General

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 27, 2009, the results of operations for the three- and six-month periods ended June 27, 2009, and June 28, 2008, and the cash flows for the six-month periods ended June 27, 2009, and June 28, 2008. The company has evaluated events and transactions occurring after the balance sheet date through July 31, 2009 for recognition or disclosure in the consolidated financial statements and notes. Interim results are not necessarily indicative of results for a full year.

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

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP No. 14-1 was effective for the company beginning January 1, 2009. The rule required adjustment of prior periods to conform to current accounting. The company’s cash payments for interest have not been affected, but the adoption of FSP APB No. 14-1 has increased the company’s reported interest expense for all periods presented in a manner that reflects interest rates of similar non-convertible debt.

The incremental effects of applying FSP APB No. 14-1 on individual line items in the consolidated balance sheet at December 31, 2008, were as follows:

(Dollars in millions)	Before Adoption of FSP APB No. 14-1	Cumulative Effect of Adopting FSP APB No. 14-1	As Adjusted

Deferred Income Taxes	$1,978.0	$16.2	$1,994.2
Long-term Obligations	2,043.5	(40.3)	2,003.2
Incremental Convertible Debt Obligation	—	24.2	24.2
Capital in Excess of Par Value	11,273.2	28.1	11,301.3
Retained Earnings	3,528.7	(28.2)	3,500.5

When any of the convertible debt instruments are convertible at the balance sheet date, the excess of the amount of cash required to be paid to the holder upon conversion over the current carrying amount of the long-term obligation is classified on the balance sheet as temporary equity under the caption “incremental convertible debt obligation.”

THERMO FISHER SCIENTIFIC INC.

1.	General (continued)

The debt, temporary equity and equity components recognized for the company’s convertible debt are as follows:

(In millions)	June 27, 2009	Dec. 31, 2008

Principal Amount of Convertible Debt	$969.0	$969.1
Unamortized Discount	29.0	40.3
Net Carrying Amount	940.0	928.8
Incremental Convertible Debt Obligation (Temporary Equity)	11.2	24.2
Capital in Excess of Par Value	41.1	28.1

At June 27, 2009, the unamortized discount had a remaining weighted average recognition period of 1.4 years, to the respective first redemption dates of the convertible debt. The amount of interest expense on the convertible debt recognized in the accompanying statement of income is as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Contractual Coupon Interest	$4.6	$5.9	$9.6	$13.4
Amortization of Discount on Convertible Debt	5.7	5.4	11.3	10.8

Interest Expense	$10.3	$11.3	$20.9	$24.2

Effective Interest Rate	4.4%	4.9%	4.5%	5.3%

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. FSP EITF 03-6-1 was effective for the company beginning January 1, 2009. The rule required adjustment of prior periods to conform to current accounting. Adoption had a nominal effect on the numerator and, for diluted presentation, the denominator in the calculation of earnings per share for all periods presented.

THERMO FISHER SCIENTIFIC INC.

1.	General (continued)

The incremental effects of applying FSP APB No. 14-1 and FSP EITF 03-6-1 on individual line items in the consolidated statements of income for the three- and six-month periods ended June 28, 2008, were as follows:

(Dollars in millions except per share amounts)	Before Adoption of FSP APB No. 14-1 and FSP EITF 03-6-1	Effect of Adopting FSP APB No. 14-1 and FSP EITF 03-6-1	As Adjusted

Three Months Ended June 28, 2008
Other Expense, Net	$22.7	$5.4	$28.1
Provision for Income Taxes	61.2	(2.0)	59.2
Income from Continuing Operations	246.3	(3.4)	242.9
Net Income	249.5	(3.4)	246.1
Earnings per Share from Continuing Operations
Basic	$.59	$(.01)	$.58
Diluted	$.56	$(.01)	$.55
Earnings per Share
Basic	$.60	$(.01)	$.59
Diluted	$.57	$(.01)	$.56
Diluted Weighted Average Shares	437.2	(0.1)	437.1

Six Months Ended June 28, 2008
Other Expense, Net	$35.5	$10.8	$46.3
Provision for Income Taxes	105.4	(4.1)	101.3
Income from Continuing Operations	479.7	(6.7)	473.0
Net Income	482.5	(6.7)	475.8
Earnings per Share from Continuing Operations
Basic	$1.15	$(.02)	$1.13
Diluted	$1.10	$(.02)	$1.08
Earnings per Share
Basic	$1.15	$(.01)	$1.14
Diluted	$1.10	$(.01)	$1.09
Diluted Weighted Average Shares	436.7	(0.1)	436.6

2.	Acquisitions

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R was effective for the company, on a prospective basis, beginning January 1, 2009. The company applied this standard to the acquisitions discussed below. There was no material impact upon adoption of the standard; however, this statement may materially affect the accounting for any future business combinations.

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

In April 2009, the Laboratory Products and Services segment acquired Biolab, an Australia-based provider of analytical instruments, life science consumables and laboratory equipment, for AUD 180 million (USD $130 million), net of cash acquired. The purchase price was paid in cash except for a post-closing adjustment of $5 million that was accrued at June 27, 2009. The acquisition broadened the geographic reach of the company’s customer channels. Revenue of Biolab totaled AUD 178 million in its fiscal year ended May 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $61 million was allocated to goodwill, none of which is tax deductible.

In addition, in the first six months of 2009, the Analytical Technologies segment acquired a culture media manufacturer and distributor in Malaysia and Singapore and the Laboratory Products and Services segment acquired a Spain-based distributor of laboratory instrumentation and equipment. The aggregate consideration for these acquisitions was $11 million.

The company paid contingent purchase price obligations of $10 million in the first six months of 2009, for several acquisitions completed prior to 2009.

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

(In millions)	Biolab	Other	Total

Purchase Price
Cash paid	$127.0	$10.2	$137.2
Debt assumed	—	0.5	0.5
Purchase price payable	4.8	0.6	5.4
Cash acquired	(1.3)	—	(1.3)

	$130.5	$11.3	$141.8

THERMO FISHER SCIENTIFIC INC.

2.	Acquisitions (continued)

(In millions)	Biolab	Other	Total

Allocation
Current assets	$38.6	$3.6	$42.2
Property, plant and equipment	3.4	0.4	3.8
Customer relationships	51.4	3.8	55.2
Product technology	0.9	—	0.9
Tradenames and other	1.3	—	1.3
Goodwill	60.7	6.0	66.7
Liabilities assumed	(25.8)	(2.5)	(28.3)

	$130.5	$11.3	$141.8

The weighted-average amortization periods for intangible assets acquired in 2009 are 10 years for customer relationships, 9 years for product technology and 5 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 10 years.

The company’s results for 2008 or 2009 would not have been materially different from its reported results had the company’s 2008 and 2009 acquisitions occurred at the beginning of 2008.

Dispositions

The company sold three small business units in the first six months of 2009 and recorded gains aggregating $1.2 million, included in restructuring and other costs, net, in the accompanying statement of income. The net cash proceeds were $2.7 million. Operating results of the businesses were not material.

THERMO FISHER SCIENTIFIC INC.

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

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2009	2008	2009	2008

Revenues
Analytical Technologies	$1,003.3	$1,159.9	$1,942.1	$2,246.7
Laboratory Products and Services	1,599.3	1,656.9	3,022.3	3,225.7
Eliminations	(118.5)	(107.2)	(225.2)	(208.8)

Consolidated revenues	$2,484.1	$2,709.6	$4,739.2	$5,263.6

Operating Income
Analytical Technologies (a)	$201.4	$244.6	$374.9	$472.9
Laboratory Products and Services (a)	217.2	232.0	392.7	450.8

Subtotal reportable segments (a)	418.6	476.6	767.6	923.7

Cost of revenues charges	(0.9)	(0.2)	(0.9)	(0.8)
Acquisition-related transaction costs	(1.3)	—	(1.3)	—
Restructuring and other (costs) income, net	(10.3)	5.4	(23.9)	0.5
Amortization of acquisition-related intangible assets	(147.1)	(151.6)	(292.4)	(302.8)

Consolidated operating income	259.0	330.2	449.1	620.6
Other expense, net (b)	(26.9)	(28.1)	(49.8)	(46.3)

Income from continuing operations before provision for income taxes	$232.1	$302.1	$399.3	$574.3

Depreciation
Analytical Technologies	$21.4	$22.5	$41.7	$44.3
Laboratory Products and Services	25.8	25.7	50.5	51.5

Consolidated depreciation	$47.2	$48.2	$92.2	$95.8

(a)
Represents operating income before certain charges to cost of revenues; selling, general and administrative expenses; restructuring and other costs, net and amortization of acquisition-related intangibles.

(b)	The company does not allocate other income and expenses to its segments.

THERMO FISHER SCIENTIFIC INC.

4.	Other Expense, Net

As discussed in Note 1, although the company’s cash interest payments have not been affected, the adoption of FSP APB No. 14-1 has increased the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The rule required adjustment of prior periods to conform to current accounting.

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2009	2008	2009	2008

Interest Income	$4.7	$15.1	$10.0	$25.2
Interest Expense	(29.6)	(42.0)	(59.8)	(77.8)
Other Items, Net	(2.0)	(1.2)	—	6.3

	$(26.9)	$(28.1)	$(49.8)	$(46.3)

5.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
(In millions except per share amounts)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Income from Continuing Operations	$206.9	$242.9	$355.8	$473.0
Gain on Disposal of Discontinued Operations	—	3.2	—	2.8

Net Income	206.9	246.1	355.8	475.8

Income Allocable to Participating Securities	(0.2)	(0.4)	(0.3)	(0.7)

Net Income for Earnings per Share	$206.7	$245.7	$355.5	$475.1

Basic Weighted Average Shares	415.3	418.0	416.5	417.8
Effect of:
Convertible debentures	7.0	15.5	6.7	15.1
Stock options, restricted stock awards and warrants	1.4	3.6	1.3	3.7

Diluted Weighted Average Shares	423.7	437.1	424.5	436.6

Basic Earnings per Share:
Continuing operations	$.50	$.58	$.85	$1.13
Discontinued operations	—	.01	—	.01

	$.50	$.59	$.85	$1.14

Diluted Earnings per Share:
Continuing operations	$.49	$.55	$.84	$1.08
Discontinued operations	—	.01	—	.01

	$.49	$.56	$.84	$1.09

THERMO FISHER SCIENTIFIC INC.

5.	Earnings per Share (continued)

Options to purchase 15.7 million, 0.8 million, 16.2 million and 2.3 million shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2009 and 2008 and the first six months of 2009 and 2008, respectively, because their effect would have been antidilutive.

6.	Comprehensive Income and Shareholders’ Equity

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the second quarter of 2009 and 2008, the company had comprehensive income of $469 million and $239 million, respectively. During the first six months of 2009 and 2008, the company had comprehensive income of $506 million and $591 million, respectively. The second quarter and first six months of 2009 were favorably affected by an increase in the cumulative translation adjustment of $264 million and $151 million, respectively, due to movements in currency exchange rates, the effects of which are recorded in shareholders’ equity.

7.	Stock-based Compensation Expense

The components of pre-tax stock-based compensation are as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2009	2008	2009	2008

Stock Option Awards	$13.3	$9.3	$23.4	$16.0
Restricted Share/Unit Awards	7.3	7.4	12.4	11.7

Total Stock-based Compensation Expense	$20.6	$16.7	$35.8	$27.7

Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2009	2008	2009	2008

Cost of Revenues	$1.9	$0.9	$3.4	$2.0
Selling, General and Administrative Expenses	18.0	15.3	31.2	24.9
Research and Development Expenses	0.7	0.5	1.2	0.8

Total Stock-based Compensation Expense	$20.6	$16.7	$35.8	$27.7

No stock-based compensation expense has been capitalized in inventories due to immateriality.

Unrecognized compensation cost related to unvested stock options and restricted stock totaled approximately $103.8 million and $39.3 million, respectively, as of June 27, 2009, and is expected to be recognized over weighted average periods of 2.4 years and 2.3 years, respectively.

During the first six months of 2009, the company made equity compensation grants to employees consisting of 1.0 million restricted shares/units and options to purchase 6.4 million shares.

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

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2009	2008	2009	2008

Service Cost	$2.5	$3.4	$5.0	$7.7
Interest Cost on Benefit Obligation	12.4	14.3	24.4	28.8
Expected Return on Plan Assets	(12.6)	(15.9)	(24.9)	(31.7)
Amortization of Net Loss	0.5	0.4	0.8	0.8
Amortization of Prior Service Benefit	—	—	0.1	—
Settlement/Curtailment Gain	(0.2)	(18.5)	(0.2)	(18.5)
Special Termination Benefits	0.1	0.2	0.3	0.2

Net Periodic Benefit Cost (Income)	$2.7	$(16.1)	$5.5	$(12.7)

Net periodic benefit costs for the company’s other postretirement benefit plans include the following components:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2009	2008	2009	2008

Service Cost	$0.1	$0.2	$0.2	$0.4
Interest Cost on Benefit Obligation	0.4	0.5	0.8	1.0

Net Periodic Benefit Cost	$0.5	$0.7	$1.0	$1.4

9.	Fair Value Measurements

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended June 27, 2009. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, mutual funds holding publicly traded securities, derivative contracts used to hedge the company’s currency risk and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

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

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2009:

(In millions)	June 27, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$818.5	$818.5	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	29.5	29.5	—	—
Cash surrender value of life insurance	22.3	—	22.3	—
Auction rate securities	6.0	—	—	6.0
Derivative contracts	0.4	—	0.4	—

Total Assets	$876.7	$848.0	$22.7	$6.0

Liabilities
Derivative contracts	$1.9	$—	$1.9	$—

Total Liabilities	$1.9	$—	$1.9	$—

THERMO FISHER SCIENTIFIC INC.

9.	Fair Value Measurements (continued)

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(In millions)	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$560.8	$560.8	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	24.0	24.0	—	—
Cash surrender value of life insurance	21.3	—	21.3	—
Auction rate securities	5.7	—	—	5.7
Marketable equity securities	1.0	1.0	—	—
Derivative contracts	3.3	—	3.3	—

Total Assets	$616.1	$585.8	$24.6	$5.7

Liabilities
Derivative contracts	$4.0	$—	$4.0	$—

Total Liabilities	$4.0	$—	$4.0	$—

The following table is a rollforward of the fair value, as determined by Level 3 inputs, of our auction rate securities, which are included in short-term investments on the consolidated balance sheet.

(In millions)	Three Months Ended June 27, 2009	Six Months Ended June 27, 2009

Beginning Balance	$6.3	$5.7
Total unrealized (losses) gains included in other comprehensive income	(0.3)	0.3

Balance at June 27, 2009	$6.0	$6.0

The company determines the fair value of the auction rate securities by obtaining indications of value from broker/dealers.

THERMO FISHER SCIENTIFIC INC.

9.	Fair Value Measurements (continued)

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and long-term obligations are as follows:

	June 27, 2009		December 31, 2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Notes Receivable	$3.9	$3.9	$2.7	$2.7

Long-term Obligations:
Convertible obligations	$940.0	$1,424.9	$928.8	$1,227.7
Senior notes	250.0	247.5	250.0	209.3
Senior subordinated notes	805.9	814.9	806.3	675.9
Other	21.1	21.1	18.1	18.1

	$2,017.0	$2,508.4	$2,003.2	$2,131.0

The fair value of long-term obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends.

10.	Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Six Months Ended
	June 27,	June 28,
(In millions)	2009	2008

Beginning Balance	$44.1	$50.6
Provision charged to income	15.9	19.2
Usage	(20.9)	(19.5)
Acquisitions/divestitures	0.1	—
Adjustments to previously provided warranties, net	0.9	(0.9)
Other, net (a)	—	1.8

Ending Balance	$40.1	$51.2

(a)	Primarily represents the effects of currency translation.

11.	Restructuring and Other Costs, Net

Restructuring costs in the six months of 2009 in both segments primarily included charges for actions in response to the downturn in the economy and reduced revenues in several businesses, as well as abandoned facility costs at businesses that have been or are being consolidated. As of July 31, 2009, the company has identified restructuring actions that will result in additional charges of approximately $34 million, primarily in the remainder of 2009 and early 2010.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

During the second quarter of 2009, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.5	$0.4	$—	$0.9
Selling, General and Administrative Expenses	—	1.3	—	1.3
Restructuring and Other Costs, Net	4.8	4.6	0.9	10.3

	$5.3	$6.3	$0.9	$12.5

During the first six months of 2009, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.5	$0.4	$—	$0.9
Selling, General and Administrative Expenses	—	1.3	—	1.3
Restructuring and Other Costs, Net	13.1	9.0	1.8	23.9

	$13.6	$10.7	$1.8	$26.1

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $5.3 million of net restructuring and other charges in the second quarter of 2009. The segment recorded charges to cost of revenues of $0.5 million for accelerated depreciation at facilities closing due to real estate consolidation, and $4.8 million of other costs, net. These other costs consisted of $12.3 million of cash costs, primarily associated with headcount reductions and facility consolidations in an effort to streamline operations, including $8.7 million of severance for approximately 300 employees across all functions; $2.6 million of abandoned facility costs; and $1.0 million of other cash costs, primarily moving expenses associated with facility consolidations as well as other costs associated with restructuring actions. The segment also recorded $7.5 million of income, net, primarily due to a gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher Scientific in 2006.

In the first quarter of 2009, this segment recorded $8.3 million of net restructuring and other charges. These costs consisted of $8.4 million of cash costs, principally associated with headcount reductions and facility consolidations in an effort to streamline operations, including $6.3 million of severance for approximately 230 employees primarily in manufacturing and sales and service functions; $1.2 million of abandoned-facility costs; and $0.9 million of other cash costs, primarily relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions. The segment also recorded non-cash income of $0.1 million, including a gain on sale of a small business unit of $0.9 million, largely offset by other restructuring-related charges.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

In addition to reducing headcount in several businesses due to a downturn in results, the principal restructuring actions in 2009 in the Analytical Technologies segment, detailed above, include the consolidation of production operations at a plant in the United Kingdom with plants in the U.S. and Germany, the consolidation of operations at a plant in the Netherlands with plants in the United Kingdom and the U.S., and integrating operations in Switzerland with existing operations in Hungary and the U.S.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $6.3 million of net restructuring and other charges in the second quarter of 2009. The segment recorded charges to cost of revenues of $0.4 million for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $1.3 million for transaction costs related to the Biolab acquisition; $2.5 million in cash costs described below; and $2.1 million in other costs, net. The cash costs, which were associated with headcount reductions and facility consolidations in an effort to streamline operations, included $2.1 million of severance for approximately 60 employees primarily in administrative, manufacturing, and sales and service functions; $0.1 million of abandoned facility costs; and $0.3 million of other cash costs, primarily retention expenses. The $2.1 million in other costs, net, related primarily to a loss on an abandoned facility held for sale that was sold in July 2009.

In the first quarter of 2009, this segment recorded $4.4 million of net restructuring and other charges. The segment recorded $4.5 million of cash costs, which consisted of $3.6 million of severance for approximately 330 employees primarily in manufacturing and administrative functions; $0.3 million of abandoned-facility costs; and $0.6 million of other cash costs, primarily for moving and relocation expenses associated with abandoned facilities as well as other costs associated with restructuring actions.

In addition to reducing headcount in several businesses due to a downturn in results, the principal restructuring action in 2009 in the Laboratory Products and Services segment, detailed above, was completion of the relocation of a manufacturing site in France to an existing site in Germany.

Corporate

In the second quarter of 2009, the company recorded $0.9 million of restructuring and other charges at its corporate office, $1.1 million of which were cash costs partially offset by a $0.2 million gain on the sale of a building that had previously been written down to estimated disposal value. The cash costs were primarily abandoned facility costs and, to a lesser extent, severance.

The company recorded $0.9 million in restructuring and other income at its corporate office in the first quarter of 2009, all of which were cash charges, primarily for abandoned facility costs and, to a lesser extent, severance.

General

The following table summarizes the cash components of the company’s restructuring plans. The noncash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income for the first six months of 2009 have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

THERMO FISHER SCIENTIFIC INC.

11.	Restructuring and Other Costs, Net (continued)

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2008 Restructuring Plans
Balance at December 31, 2008	$5.4	$0.8	$4.4	$0.7	$11.3
Costs incurred in 2009 (b)	1.4	0.2	1.9	0.6	4.1
Reserves reversed	—	(0.1)	—	—	(0.1)
Payments	(6.4)	(0.9)	(2.8)	(0.8)	(10.9)
Currency translation	(0.1)	—	—	—	(0.1)

Balance at June 27, 2009	$0.3	$—	$3.5	$0.5	$4.3

2008 Restructuring Plans
Balance at December 31, 2008	$7.0	$0.4	$1.8	$0.3	$9.5
Costs incurred in 2009 (b)	1.7	0.2	0.5	0.4	2.8
Reserves reversed	(0.1)	—	—	—	(0.1)
Payments	(4.7)	(0.3)	(0.7)	(0.6)	(6.3)
Currency translation	(0.2)	—	0.1	—	(0.1)

Balance at June 27, 2009	$3.7	$0.3	$1.7	$0.1	$5.8

2009 Restructuring Plans
Costs incurred in 2009 (b)	$18.4	$0.4	$3.1	$1.1	$23.0
Payments	(9.8)	—	(0.5)	(0.9)	(11.2)
Currency translation	0.2	—	—	—	0.2

Balance at June 27, 2009	$8.8	$0.4	$2.6	$0.2	$12.0

(a)	Employee-retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)
Excludes non-cash items including principally a $7.4 million gain on settlement of a litigation-related matter assumed as part of the merger with Fisher, a $2.5 million loss on an abandoned facility held for sale that was sold in July 2009 and a $0.9 million gain on sale of a small business.

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

THERMO FISHER SCIENTIFIC INC.

12.	Litigation and Related Contingencies (continued)

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

THERMO FISHER SCIENTIFIC INC.

12.	Litigation and Related Contingencies (continued)

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for certain debt securities and will require the investor to assess the likelihood of selling the debt security prior to recovery of its cost basis. If an investor is able to meet the criteria to assert that it does not intend to sell the debt security and more likely than not will not be required to sell the debt security before its anticipated recovery, impairment charges related to credit losses would be recognized in earnings whereas impairment charges related to non-credit losses would be reflected in other comprehensive income. The company elected early adoption of this pronouncement in the first quarter of 2009. The rule did not materially affect the company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires the fair value disclosures required by FAS 107 regarding the fair value of financial instruments to be included in interim financial statements. This FSP was effective for the company in the second quarter of 2009, and the additional disclosures required have been made.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for the company’s second quarter 2009, and there was no effect from adoption of this standard.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” Upon its effective date, the “FASB Accounting Standards Codification,” or the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification will have no impact on the company’s financial position or results of operations.

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

	Three Months Ended				Six Months Ended
(Dollars in millions)	June 27, 2009		June 28, 2008		June 27, 2009		June 28, 2008

Revenues
Analytical Technologies	$1,003.3	40.4%	$1,159.9	42.8%	$1,942.1	41.0%	$2,246.7	42.7%
Laboratory Products and Services	1,599.3	64.4%	1,656.9	61.1%	3,022.3	63.8%	3,225.7	61.3%
Eliminations	(118.5)	(4.8)%	(107.2)	(3.9)%	(225.2)	(4.8)%	(208.8)	(4.0)%

	$2,484.1	100%	$2,709.6	100%	$4,739.2	100%	$5,263.6	100%

Sales in the second quarter of 2009 were $2.48 billion, a decrease of $226 million from the second quarter of 2008. Aside from the effects of currency translation and acquisitions, net of divestitures (discussed in total and by segment below), revenues decreased from 2008 revenues by $145 million (5%) due to lower revenues at existing businesses as a result of decreased demand, offset in part by price increases. Sales of equipment were particularly affected as the company believes customers reduced purchases due to the global market downturn. Sales of consumables grew modestly and were not as significantly affected by the severe economic conditions.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2009 and 2008. The principal acquisition in the first six months of 2009 was Biolab, an Australia-based provider of analytical instruments, life science consumables and laboratory equipment in April 2009.

THERMO FISHER SCIENTIFIC INC.

Overview of Results of Operations and Liquidity (continued)

In the second quarter of 2009, the company’s operating income and operating income margin were $259 million and 10.4%, respectively, compared with $330 million and 12.2%, respectively, in 2008. (Operating income margin is operating income divided by revenues.) The decrease in operating income was due to lower profitability at existing businesses resulting from decreased revenues offset in part by price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. In addition, restructuring and other costs increased $18 million in 2009 due primarily to a pension plan curtailment gain in the 2008 period. These decreases in operating income were offset in part by a $5 million decrease in amortization expense in 2009.

The company’s effective tax rates were 10.9% and 19.6% in the second quarter of 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to reduced earnings in higher tax jurisdictions, offset in part by rate increases in certain regions. The company currently expects its tax rate for the full year to be approximately 10% - 12%.

Income from continuing operations decreased to $207 million in the second quarter of 2009, from $243 million in the second quarter of 2008, primarily due to the items discussed above that decreased operating income, offset in part by a lower tax rate.

During the first six months of 2009, the company’s cash flow from operations totaled $734 million, compared with $590 million for the first half of 2008. The increase resulted primarily from decreased investment in working capital items, particularly accounts receivable and, to a lesser extent, other current assets primarily due to the cash receipt of a tax refund.

As of June 27, 2009, the company’s outstanding debt totaled $2.03 billion, of which approximately $0.9 billion is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. As of July 31, 2009, $640 million of the convertible debt was currently convertible. Although the company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible, particularly in the current uncertain financial climate, that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. Should holders elect to convert, the company intends to draw on its revolving credit facility to fund substantially all of these principal payments. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $947 million at June 27, 2009.

            The company believes that its existing cash and short-term investments of $1.43 billion as of June 27, 2009, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the company’s Form 10-K for 2008, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company’s critical accounting policies during the first six months of 2009.

THERMO FISHER SCIENTIFIC INC.

Results of Operations

Second Quarter 2009 Compared With Second Quarter 2008

Continuing Operations

Sales in the second quarter of 2009 were $2.48 billion, a decrease of $226 million from the second quarter of 2008. The unfavorable effects of currency translation resulted in a decrease in revenues of $120 million in 2009. Sales increased $39 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues decreased $145 million (5%) primarily due to decreased demand which the company believes is due to economic uncertainty offset in part by price increases, as described by segment below. Sales decreased in each of the company’s principal geographic regions.

In the second quarter of 2009, operating income and operating income margin were $259 million and 10.4%, respectively, compared with $330 million and 12.2%, respectively, in the second quarter of 2008. The decrease in operating income was due to lower profitability at existing businesses resulting from decreased revenues offset in part by price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. In addition, restructuring and other costs increased $18 million in 2009 due primarily to a pension plan curtailment gain in the 2008 period. These decreases in operating income were offset in part by a $5 million decrease in amortization expense in 2009.

In the second quarter of 2009, the company recorded restructuring and other costs, net, of $13 million, including $1 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs related to the acquisition of Biolab in April 2009. The company incurred $16 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred a $2 million loss on an abandoned facility held for sale that was sold in July 2009, offset by a $7 million gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher Scientific in 2006. In the second quarter of 2008, the company recorded restructuring and other income, net, of $5 million, including $7 million of cash costs, primarily for severance and abandoned facilities expenses at businesses that have been consolidated, and recorded a loss of $5 million associated with a pre-merger litigation-related matter and a loss of $3 million from the sale of a business. These losses were more than offset by an $18 million gain on the curtailment of a pension plan in the U.S. and a $2 million gain on the sale of real estate.

As of July 31, 2009, the company has identified restructuring actions that will result in additional charges of approximately $34 million, primarily in the remainder of 2009 and early 2010. Annual cost savings associated with actions initiated in late 2008 and through July 31, 2009 are expected to total approximately $85 million, beginning primarily in 2009, and to a lesser extent, 2010.

The company's revenues and profitability decreased in the first six months of 2009 compared to the first six months of 2008. The company believes the decreases are primarily due to the global economic downturn. Should the downturn continue indefinitely or worsen such that the company's projections of profitability for 2009 and future years decrease materially, impairment of goodwill and acquisition-related intangible assets could occur. These assets totaled $8.77 billion and $6.23 billion, respectively, at June 27, 2009.

Segment Results

The company’s management evaluates segment operating performance using operating income before certain charges to cost of revenues and selling, general and administrative expenses, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; and amortization of acquisition-related intangible assets. The company uses these measures because they help management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining compensation (Note 3). Accordingly, the following segment data is reported on this basis.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2009 Compared With Second Quarter 2008 (continued)

	Three Months Ended
	June 27,	June 28,
(Dollars in millions)	2009	2008	Change

Revenues
Analytical Technologies	$1,003.3	$1,159.9	(14)%
Laboratory Products and Services	1,599.3	1,656.9	(3)%
Eliminations	(118.5)	(107.2)	11%

Consolidated Revenues	$2,484.1	$2,709.6	(8)%

Operating Income
Analytical Technologies	$201.4	$244.6	(18)%
Laboratory Products and Services	217.2	232.0	(6)%

Subtotal Reportable Segments	418.6	476.6	(12)%

Cost of Revenues Charges	(0.9)	(0.2)
Acquisition-related Transaction Costs	(1.3)	—
Restructuring and Other (Costs) Income, Net	(10.3)	5.4
Amortization of Acquisition-related Intangible Assets	(147.1)	(151.6)

Consolidated Operating Income	$259.0	$330.2	(22)%

Income from the company’s reportable segments decreased 12% to $419 million in the second quarter of 2009 due primarily to lower profitability at existing businesses, resulting from decreased revenues offset in part by price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives.

   Analytical Technologies
	Three Months Ended
	June 27,	June 28,
(Dollars in millions)	2009	2008	Change

Revenues	$1,003.3	$1,159.9	(14)%

Operating Income Margin	20.1%	21.1%	(1) pts.

Sales in the Analytical Technologies segment decreased $157 million to $1.00 billion in the second quarter of 2009. The unfavorable effects of currency translation resulted in a decrease of $57 million in 2009. Sales increased $4 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues decreased $104 million (9%) primarily due to lower demand offset in part by increased prices. Demand in industrial markets for environmental and process control instruments was particularly soft, which the company believes was primarily due to the global economic downturn. This weakness was offset in part by a modest increase in sales of specialty diagnostics and bioscience offerings which have been less severely affected by economic conditions.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2009 Compared With Second Quarter 2008 (continued)

Operating income margin was 20.1% in the second quarter of 2009 and 21.1% in the second quarter of 2008. The decrease resulted from lower profitability from decreased revenues offset in part by price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

   Laboratory Products and Services
	Three Months Ended
(Dollars in millions)	June 27, 2009	June 28, 2008	Change

Revenues	$1,599.3	$1,656.9	(3)%

Operating Income Margin	13.6%	14.0%	(0.4) pts.

Sales in the Laboratory Products and Services segment decreased $58 million to $1.60 billion in the second quarter of 2009. The unfavorable effects of currency translation resulted in a decrease of $67 million in 2009. Sales increased $36 million due to acquisitions, principally Biolab. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues decreased $27 million (2%) primarily due to a decrease in sales of products purchased from a supplier discussed below and, to a lesser extent, lower demand, offset in part by increased prices. Demand for laboratory equipment was particularly weak as the company believes customers reduced purchases due to the global economic downturn. This weakness was offset in part by higher sales of consumables which have been less severely affected by economic conditions.

In July 2008, the company and a supplier of its healthcare market channel extended an existing agreement for two years through 2010. Under the revised agreement, the company’s revenues from the sale of products purchased from the supplier decreased $20 million and $16 million in the first and second quarters, respectively, of 2009 and the company expects its sales volume of products purchased from the supplier to decrease by approximately $27 million over the remainder of 2009 for a total annualized decrease in revenues of approximately $63 million from 2008.

Operating income margin was 13.6% in the second quarter of 2009 and 14.0% in the second quarter of 2008. The decrease primarily resulted from lower profitability from decreased revenues, offset in part by price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

Other Expense, Net

The company reported other expense, net, of $27 million and $28 million in the second quarter of 2009 and 2008, respectively (Note 4). Other expense, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income decreased to $5 million in the second quarter of 2009 from $15 million in the same period last year primarily due to lower interest rates on invested cash. Interest expense decreased to $30 million in the second quarter of 2009 from $42 million in the second quarter of 2008 primarily as a result of a reduction in debt and lower interest rates on variable rate debt.

Provision for Income Taxes

The company’s effective tax rates were 10.9% and 19.6% in the second quarter of 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to reduced earnings in higher tax jurisdictions, offset in part by rate increases in certain regions. The company currently expects its tax rate for the full year to be approximately 10% - 12%.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2009 Compared With Second Quarter 2008 (continued)

Contingent Liabilities

At the end of the second quarter 2009, the company was contingently liable with respect to certain legal proceedings and related matters. As described under “Litigation and Related Contingencies” in Note 12, an unfavorable outcome in one or more of the matters described therein could materially affect the company’s financial position as well as its results of operations and cash flows.

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

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP No. 14-1 was effective for the company beginning January 1, 2009. The rule required adjustment of prior periods to conform to current accounting. The company’s cash payments for interest have not been affected, but the adoption of FSP APB No. 14-1 has increased the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. Interest expense in the second quarter and first six months of 2008, as adjusted for adoption of this rule, increased $5 million and $11 million, respectively, over the previously reported amounts.

THERMO FISHER SCIENTIFIC INC.

Second Quarter 2009 Compared With Second Quarter 2008 (continued)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. FSP EITF 03-6-1 was effective for the company beginning January 1, 2009. The rule required adjustment of prior periods to conform to current accounting. Adoption had a nominal effect on the numerator and, for diluted presentation, the denominator in the calculation of earnings per share for all periods presented.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for certain debt securities and will require the investor to assess the likelihood of selling the debt security prior to recovery of its cost basis. If an investor is able to meet the criteria to assert that it does not intend to sell the debt security and more likely than not will not be required to sell the debt security before its anticipated recovery, impairment charges related to credit losses would be recognized in earnings whereas impairment charges related to non-credit losses would be reflected in other comprehensive income. The company elected early adoption of this pronouncement in the first quarter of 2009. The rule did not materially affect the company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires the fair value disclosures required by FAS 107 regarding the fair value of financial instruments to be included in interim financial statements. This FSP was effective for the company in the second quarter of 2009, and the additional disclosures required have been made.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for the company’s second quarter 2009, and there was no effect from adoption of this standard.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” Upon its effective date, the “FASB Accounting Standards Codification,” or the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification will have no impact on the company’s financial position or results of operations.

Discontinued Operations

During the second quarter of 2008, the company recorded the reversal of a reserve on a note receivable related to a business divested in 2003, resulting in an after-tax gain of $3 million. The note was collected in July 2008.

First Six Months 2009 Compared With First Six Months 2008

Continuing Operations

Sales in the first six months of 2009 were $4.74 billion, a decrease of $524 million from the first six months of 2008. The unfavorable effects of currency translation resulted in a decrease in revenues of $252 million in 2009. Sales increased $56 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues decreased $328 million (6%) primarily a result of decreased demand which the company believes was due to economic uncertainty offset in part by price increases, as described by segment below. Sales were down in each of the company’s principal geographic regions.

THERMO FISHER SCIENTIFIC INC.

First Six Months 2009 Compared With First Six Months 2008 (continued)

In the first six months of 2009, operating income and operating income margin were $449 million and 9.5%, respectively, compared with $621 million and 11.8%, respectively, in the first six months of 2008. The decrease in operating income was due to lower profitability at existing businesses resulting from decreased revenues offset in part by price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. In addition, restructuring and other costs increased $26 million in 2009 due primarily to a pension plan curtailment gain in the 2008 period. These decreases in operating income were offset in part by a $10 million decrease in amortization expense.

In the first six months of 2009, the company recorded restructuring and other costs, net, of $26 million, including $1 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs related to the acquisition of Biolab in April 2009. The company incurred $30 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred a $2 million loss on an abandoned facility held for sale that was sold in July 2009, offset by a $7 million gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher in 2006. In the first six months of 2008, the company recorded restructuring and other costs, net, of $0.3 million, including $0.8 million of charges to cost of revenues, related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $12 million of cash costs primarily for severance and abandoned facility expenses at businesses that have been or are being consolidated and recorded a $5 million loss from a pre-merger litigation-related matter and a $3 million loss on the sale of a business. These charges were offset by an $18 million gain on the curtailment of a pension plan in the U.S. and a $2 million gain on the sale of real estate.

Segment Results

	Six Months Ended
(Dollars in millions)	June 27, 2009	June 28, 2008	Change

Revenues
Analytical Technologies	$1,942.1	$2,246.7	(14)%
Laboratory Products and Services	3,022.3	3,225.7	(6)%
Eliminations	(225.2)	(208.8)	8%

Consolidated Revenues	$4,739.2	$5,263.6	(10)%

Operating Income
Analytical Technologies	$374.9	$472.9	(21)%
Laboratory Products and Services	392.7	450.8	(13)%

Subtotal Reportable Segments	767.6	923.7	(17)%

Cost of Revenues Charges	(0.9)	(0.8)
Acquisition-related Transaction Costs	(1.3)	—
Restructuring and Other (Costs) Income, Net	(23.9)	0.5
Amortization of Acquisition-related Intangible Assets	(292.4)	(302.8)

Consolidated Operating Income	$449.1	$620.6	(28)%

THERMO FISHER SCIENTIFIC INC.

First Six Months 2009 Compared With First Six Months 2008 (continued)

Income from the company’s reportable segments decreased 17% to $768 million in the first half of 2009 due primarily to lower profitability at existing businesses, resulting from decreased revenues offset in part by price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions.

   Analytical Technologies
	Six Months Ended
	June 27,	June 28,
(Dollars in millions)	2009	2008	Change

Revenues	$1,942.1	$2,246.7	(14)%

Operating Income Margin	19.3%	21.0%	(1.7) pts.

Sales in the Analytical Technologies segment decreased $305 million to $1.94 billion in the first six months of 2009. The unfavorable effects of currency translation resulted in a decrease of $118 million in 2009. Sales increased $7 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues decreased $194 million (9%) primarily due to lower demand offset in part by increased prices. Demand in industrial markets for environmental and process control instruments was particularly soft, which the company believes was due to the global economic downturn.

Operating income margin was 19.3% in the first six months of 2009 and 21.0% in the first six months of 2008. The decrease resulted from lower profitability from decreased revenues, offset in part by price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

   Laboratory Products and Services
	Six Months Ended
	June 27,	June 30,
(Dollars in millions)	2009	2008	Change

Revenues	$3,022.3	$3,225.7	(6)%

Operating Income Margin	13.0%	14.0%	(1.0) pts.

Sales in the Laboratory Products and Services segment decreased $203 million to $3.02 billion in the first six months of 2009. The unfavorable effects of currency translation resulted in a decrease of $142 million in 2009. Sales increased $49 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues decreased $110 million (3%) primarily due to lower demand and a decrease in sales of products purchased from a supplier discussed above, offset in part by increased prices. Demand for laboratory equipment was particularly weak as the company believes customers reduced purchases due to the global economic downturn.

Operating income margin decreased to 13.0% in the first six months of 2009 from 14.0% in the first six months of 2008, primarily due to lower profitability from decreased revenues, offset in part by price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

THERMO FISHER SCIENTIFIC INC.

First Six Months 2009 Compared With First Six Months 2008 (continued)

Other Expense, Net

The company reported other expense, net, of $50 million and $46 million in the first six months of 2009 and 2008, respectively (Note 4). Interest income decreased to $10 million in the first six months of 2009 from $25 million in the first six months of 2008 primarily due to lower interest rates on invested cash balances. Interest expense decreased to $60 million from $78 million in the first six months of 2008 primarily as a result of a reduction in debt and lower interest rates on variable rate debt. In 2008, the company had $6 million in other expense, net, consisting primarily of net currency transaction gains.

Provision for Income Taxes

The company’s effective tax rate was 10.9% and 17.6% in the first six months of 2009 and 2008, respectively. The decrease in the effective rate was primarily due to reduced earnings in higher tax jurisdictions, offset in part by rate increases in certain regions. The tax provision in the first six months of 2008 was favorably affected by $9.6 million or 1.7 percentage points resulting from the impact on deferred tax balances of enacted reductions in tax rates in Switzerland.

Discontinued Operations

During the second quarter of 2008, the company recorded the reversal of a reserve on a note receivable related to a business divested in 2003, resulting in an after-tax gain of $3 million. The note was collected in July 2008.

Liquidity and Capital Resources

Consolidated working capital was $2.94 billion at June 27, 2009, compared with $2.81 billion at December 31, 2008. The increase was primarily due to an increase in cash, offset in part by a decrease in other current assets due primarily to a collection of a tax refund. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $1.43 billion at June 27, 2009 and $1.29 billion at December 31, 2008.

First Six Months 2009

Cash provided by operating activities was $734 million during the first six months of 2009. A decrease in accounts receivable and an increase in accounts payable provided cash of $41 million and $35 million, respectively. The decrease in accounts receivable was primarily a result of lower sales in the second quarter of 2009 than in the fourth quarter of 2008. The increase in accounts payable partially reversed a decrease that occurred in 2008 and was due primarily to the timing of payments. A decrease in other liabilities used cash of $85 million, primarily as a result of annual incentive compensation and restructuring payments. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $28 million during the first six months of 2009. Cash payments for income taxes totaled $125 million in the first six months of 2009. The company expects that for all of 2009, cash payments for income taxes will approximate $275 - $300 million.

During the first six months of 2009, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $146 million for acquisitions and $83 million for purchases of property, plant and equipment.

The company’s financing activities used $397 million of cash during the first six months of 2009, principally for the repurchase of $415 million of the company’s common stock, offset in part by $12 million of proceeds of employee stock option exercises. On September 11, 2008, the Board of Directors authorized the repurchase of up to $500 million of the company’s common stock through September 10, 2009. At June 27, 2009, no remaining authorization existed for repurchases of the company’s common stock.

THERMO FISHER SCIENTIFIC INC.

First Six Months 2009 (continued)

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2009, such expenditures will approximate $230 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2008 and June 27, 2009.

As of June 27, 2009, the company’s outstanding debt totaled $2.03 billion, of which approximately $0.9 billion is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. As of July 31, 2009, $640 million of the convertible debt was currently convertible. Although the company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible, particularly in the current uncertain financial climate, that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. Should holders elect to convert, the company intends to draw on its revolving credit facility to fund substantially all of these principal payments. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $947 million at June 27, 2009.

The company believes that its existing cash and short-term investments of $1.43 billion as of June 27, 2009, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its businesses for the foreseeable future, including at least the next 24 months.

First Six Months 2008

Cash provided by operating activities was $590 million during the first six months of 2008. Increases in accounts receivable and inventories used cash of $101 million and $64 million, respectively, representing working capital increases associated with the growth in revenues. Cash payments for income taxes totaled $136 million in the first six months of 2008.

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

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of June 27, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures

THERMO FISHER SCIENTIFIC INC.

Item 4.	Controls and Procedures (continued)

include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of June 27, 2009, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 27, 2009, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 25.

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

It may be difficult for us to implement our strategies for improving internal growth. Some of the markets in which we compete have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:

•	finding new markets for our products;

•	developing new applications for our technologies;

•	combining sales and marketing operations in appropriate markets to compete more effectively;

•	allocating research and development funding to products with higher growth prospects;

•	continuing key customer initiatives;

•	expanding our service offerings;

•	strengthening our presence in selected geographic markets; and

•	continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our breadth in product offerings.

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

We may not be able to successfully implement these strategies, and these strategies may not result in the growth of our business.

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions including the credit crisis affecting the financial markets and the global recession could adversely impact our business in the remainder of 2009 and beyond, resulting in:

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2008, currency translation had a favorable effect on revenues of our continuing operations of $113 million due to a weakening of the U.S. dollar relative to other currencies in which the company sells products and services, but in the first six months of 2009 currency translation had an unfavorable effect on revenues of our continuing operations of $252 million due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $8.77 billion and $1.33 billion, respectively, as of June 27, 2009. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the delivery or pricing of healthcare services or products or mandated benefits, may cause healthcare-industry participants to purchase fewer of our products and services or to reduce the prices they are willing to pay for our products or services.

            Fluctuations in oureffective tax rate may adversely affect our business, results of operations and cash flows.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.

As of June 27, 2009, we had approximately $2.03 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $947 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the share repurchase activity for the company’s second quarter of 2009 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

March 29 – May 2	—	$—	—	$414.7
May 3 – May 30	3,230,000	38.01	3,230,000	291.8
May 31 – June 27	7,233,757	40.34	7,233,757	—

Total Second Quarter	10,463,757	$39.62	10,463,757	$—

(1)
In September 2008, the Board of Directors authorized the repurchase of up to $500 million of the company’s common stock through September 10, 2009. All of the shares of common stock repurchased by the company during the second quarter of 2009 were purchased under this program.

Item 4.	Submission of Matters to a Vote of Security Holders

At the company’s Annual Meeting of Stockholders held on May 20, 2009, the stockholders elected a class of four incumbent directors, Judy C. Lewent, Peter J. Manning, Jim P. Manzi and Elaine S. Ullian, to a three-year term expiring at the 2012 Annual Meeting of Stockholders. In addition, the stockholders ratified the selection by the Audit Committee of the company’s Board of Directors of PricewaterhouseCoopers LLP as the company’s independent auditors for the fiscal year ending December 31, 2009. The results of the votes for each of these proposals were as follows:

Proposal 1 — Election of four directors, constituting the class of directors to be elected for a three-year term expiring in 2012:

	For	Against

Judy C. Lewent	344,161,610	3,520,494
Peter J. Manning	343,707,283	3,974,821
Jim P. Manzi	342,642,384	5,039,719
Elaine S. Ullian	342,335,938	5,346,166

Proposal 2 — Ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as the company’s independent auditors for 2009:

For	Against	Abstained

343,586,395	3,651,320	444,387

Item 6.	Exhibits

See Exhibit Index on page 45.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 31st day of July 2009.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan.

10.2
Supplemental Retirement Agreement dated July 8, 2009 by and between Thermo Fisher Scientific Inc. and Marijn Dekkers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 9, 2009 [File No. 1-8002] and incorporated in this document by reference).

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.
_________________
*Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended June 27, 2009 and June 28, 2008, (ii) Consolidated Balance Sheets at June 27, 2009 and December 31, 2008, (iii) Consolidated Statements of Cash Flows for the six months ended June 27, 2009 and June 28, 2008 and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.