Form 10-Q
period 2009-09-26
THERMO FISHER SCIENTIFIC INC.
filed 2009-10-30
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 26, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 26, 2009
Common Stock, $1.00 par value	408,314,630

PART 1 — FINANCIAL INFORMATION

Item 1.            Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	September 26,	December 31,
(In millions)	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$1,745.7	$1,280.5
Short-term investments, at quoted market value (amortized cost of $11.4 and $8.5)	10.6	7.5
Accounts receivable, less allowances of $49.4 and $43.1	1,482.0	1,478.1
Inventories:
Raw materials	291.8	310.6
Work in process	123.5	120.3
Finished goods	754.3	740.5
Deferred tax assets	162.3	161.7
Other current assets	227.4	246.7

	4,797.6	4,345.9

Property, Plant and Equipment, at Cost	1,976.0	1,854.8
Less: Accumulated depreciation and amortization	(703.7)	(579.5)

	1,272.3	1,275.3

Acquisition-related Intangible Assets, net of Accumulated Amortization of $1,902.3 and $1,433.2	6,144.0	6,423.2

Other Assets	416.0	367.9

Goodwill	8,788.6	8,677.7

	$21,418.5	$21,090.0

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)
(Unaudited)

	September 26,	December 31,
(In millions except share amounts)	2009	2008

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$70.1	$14.8
Accounts payable	593.5	539.5
Accrued payroll and employee benefits	280.1	296.2
Accrued income taxes	26.1	32.9
Deferred revenue	139.5	135.3
Other accrued expenses	484.5	521.5

	1,593.8	1,540.2

Deferred Income Taxes	1,873.8	1,994.2

Other Long-term Liabilities	586.9	601.7

Long-term Obligations	1,952.2	2,003.2

Incremental Convertible Debt Obligation	12.4	24.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 422,829,078 and 421,791,009 shares issued	422.8	421.8
Capital in excess of par value	11,394.5	11,301.3
Retained earnings	4,077.5	3,500.5
Treasury stock at cost, 14,514,448 and 3,825,245 shares	(574.2)	(151.3)
Accumulated other comprehensive items	78.8	(145.8)

	15,399.4	14,926.5

	$21,418.5	$21,090.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	September 26,	September 27,
(In millions except per share amounts)	2009	2008

Revenues
Product revenues	$2,140.6	$2,167.2
Service revenues	390.5	420.9

	2,531.1	2,588.1

Costs and Operating Expenses:
Cost of product revenues	1,285.8	1,313.4
Cost of service revenues	234.1	241.9
Selling, general and administrative expenses	662.1	669.3
Research and development expenses	60.5	61.8
Restructuring and other costs, net	13.1	15.4

	2,255.6	2,301.8

Operating Income	275.5	286.3
Other Expense, Net	(28.6)	(27.7)

Income from Continuing Operations Before Provision for Income Taxes	246.9	258.6
Provision for Income Taxes	(25.7)	(43.7)

Income from Continuing Operations	221.2	214.9
Gain on Disposal of Discontinued Operations (net of income tax provision of $1.8 in 2008)	—	3.2

Net Income	$221.2	$218.1

Earnings per Share from Continuing Operations
Basic	$.54	$.51

Diluted	$.53	$.49

Earnings per Share
Basic	$.54	$.52

Diluted	$.53	$.50

Weighted Average Shares
Basic	407.9	419.0

Diluted	420.2	438.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	September 26,	September 27,
(In millions except per share amounts)	2009	2008

Revenues
Product revenues	$6,129.9	$6,612.7
Service revenues	1,140.4	1,239.0

	7,270.3	7,851.7

Costs and Operating Expenses:
Cost of product revenues	3,717.8	3,982.8
Cost of service revenues	666.1	729.7
Selling, general and administrative expenses	1,948.0	2,029.2
Research and development expenses	176.8	188.2
Restructuring and other costs, net	37.0	14.9

	6,545.7	6,944.8

Operating Income	724.6	906.9
Other Expense, Net	(78.4)	(74.0)

Income from Continuing Operations Before Provision for Income Taxes	646.2	832.9
Provision for Income Taxes	(69.2)	(145.0)

Income from Continuing Operations	577.0	687.9
Gain on Disposal of Discontinued Operations (net of income tax provision of $3.7 in 2008)	—	6.0

Net Income	$577.0	$693.9

Earnings per Share from Continuing Operations
Basic	$1.39	$1.64

Diluted	$1.36	$1.57

Earnings per Share
Basic	$1.39	$1.66

Diluted	$1.36	$1.58

Weighted Average Shares
Basic	413.6	418.2

Diluted	423.0	437.1

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 26,	September 27,
(In millions)	2009	2008

Operating Activities
Net Income	$577.0	$693.9
Gain on disposal of discontinued operations	—	(6.0)

Income from continuing operations	577.0	687.9

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	580.1	598.3
Change in deferred income taxes	(182.6)	(118.0)
Non-cash stock-based compensation	56.4	43.5
Non-cash interest expense on convertible debt	17.1	16.4
Tax benefits from stock-based compensation awards	(1.7)	(20.1)
Other non-cash expenses, net	44.5	23.1
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	47.3	(73.2)
Inventories	54.5	(97.6)
Other assets	17.3	(25.3)
Accounts payable	31.5	(43.5)
Other liabilities	(82.6)	(14.2)
Contributions to retirement plans	(37.3)	(16.3)

Net cash provided by continuing operations	1,121.5	961.0
Net cash used in discontinued operations	(0.9)	(1.1)

Net cash provided by operating activities	1,120.6	959.9

Investing Activities
Acquisitions, net of cash acquired	(155.5)	(153.1)
Purchase of property, plant and equipment	(125.8)	(159.8)
Proceeds from sale of property, plant and equipment	9.6	9.8
Purchase of available-for-sale investments	—	(0.1)
Proceeds from sale of available-for-sale investments	0.6	0.6
Proceeds from sale of businesses, net of cash divested	2.7	3.5
Increase in other assets	(8.4)	(8.6)

Net cash used in continuing operations	(276.8)	(307.7)
Net cash provided by discontinued operations	—	7.9

Net cash used in investing activities	$(276.8)	$(299.8)

THERMO FISHER SCIENTIFIC INC.
Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 26,	September 27,
(In millions)	2009	2008

Financing Activities
Decrease in short-term notes payable	$(13.4)	$(19.3)
Purchases of company common stock	(414.6)	(102.0)
Net proceeds from issuance of company common stock	17.5	81.7
Tax benefits from stock-based compensation awards	1.7	20.1
Borrowings (redemption and repayment) of long-term obligations	3.7	(2.6)

Net cash used in financing activities	(405.1)	(22.1)

Exchange Rate Effect on Cash of Continuing Operations	26.5	(22.8)

Increase in Cash and Cash Equivalents	465.2	615.2
Cash and Cash Equivalents at Beginning of Period	1,280.5	625.1

Cash and Cash Equivalents at End of Period	$1,745.7	$1,240.3

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$179.7	$191.4
Cash paid for acquired businesses	(147.2)	(141.7)

Liabilities assumed of acquired businesses	$32.5	$49.7

Issuance of restricted stock	$1.1	$21.9

Issuance of stock upon vesting of restricted stock units	$7.0	$20.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.         General

            The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 26, 2009, the results of operations for the three- and nine-month periods ended September 26, 2009, and September 27, 2008, and the cash flows for the nine-month periods ended September 26, 2009, and September 27, 2008. The company has evaluated events and transactions occurring after the balance sheet date through October 30, 2009 for recognition or disclosure in the consolidated financial statements and notes. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2008, has been derived from the audited consolidated financial statements as of that date, as adjusted for adoption of a new accounting pronouncement, discussed below. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on July 9, 2009.

In May 2008, the FASB issued new rules on the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement of such debt instruments. The rules require the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The new guidance was effective for the company beginning January 1, 2009. The rules required adjustment of prior periods to conform to current accounting. The company’s cash payments for interest have not been affected, but adoption increased the company’s reported interest expense for all periods presented in a manner that reflects interest rates of similar non-convertible debt.

            The incremental effects of applying this convertible debt accounting on individual line items in the consolidated balance sheet at December 31, 2008, were as follows:

(Dollars in millions)	Before Adoption	Cumulative Effect of Adoption	As Adjusted

Deferred Income Taxes	$1,978.0	$16.2	$1,994.2
Long-term Obligations	2,043.5	(40.3)	2,003.2
Incremental Convertible Debt Obligation	—	24.2	24.2
Capital in Excess of Par Value	11,273.2	28.1	11,301.3
Retained Earnings	3,528.7	(28.2)	3,500.5

            When any of the convertible debt instruments are convertible at the balance sheet date, the excess of the amount of cash required to be paid to the holder upon conversion over the current carrying amount of the long-term obligation is classified on the balance sheet as temporary equity under the caption “incremental convertible debt obligation.”

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.         General (continued)

    The debt, temporary equity and equity components recognized for the company’s convertible debt are as follows:

	September 26,	December 31,
(In millions)	2009	2008

Principal Amount of Convertible Debt	$969.0	$969.1
Unamortized Discount	23.2	40.3
Net Carrying Amount	945.8	928.8
Incremental Convertible Debt Obligation (Temporary Equity)	12.4	24.2
Capital in Excess of Par Value	39.9	28.1

            At September 26, 2009, the unamortized discount had a remaining weighted average recognition period of 1.2 years, to the respective first redemption dates of the convertible debt. The amount of interest expense on the convertible debt recognized in the accompanying statement of income is as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2009	2008	2009	2008

Contractual Coupon Interest	$4.5	$5.9	$14.2	$19.3
Amortization of Discount on Convertible Debt	5.8	5.6	17.1	16.4

Interest Expense	$10.3	$11.5	$31.3	$35.7

Effective Interest Rate	4.4%	5.0%	4.5%	5.2%

            In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. The guidance was effective for the company beginning January 1, 2009. The rule required adjustment of prior periods to conform to current accounting. Adoption had a nominal effect on the numerator and, for diluted presentation, the denominator in the calculation of earnings per share for all periods presented.

            The incremental effects of applying the convertible debt and participating security rules on individual line items in the consolidated statements of income for the three- and nine-month periods ended September 27, 2008, were as follows:

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.         General (continued)

(Dollars in millions except per share amounts)	Before Adoption	Effect of Adoption	As Adjusted

Three Months Ended September 27, 2008
Other Expense, Net	$22.1	$5.6	$27.7
Provision for Income Taxes	45.9	(2.2)	43.7
Income from Continuing Operations	218.3	(3.4)	214.9
Net Income	221.5	(3.4)	218.1
Earnings per Share from Continuing Operations
Basic	$.52	$(.01)	$.51
Diluted	$.50	$(.01)	$.49
Earnings per Share
Basic	$.53	$(.01)	$.52
Diluted	$.51	$(.01)	$.50
Diluted Weighted Average Shares	438.5	(0.2)	438.3

Nine Months Ended September 27, 2008
Other Expense, Net	$57.6	$16.4	$74.0
Provision for Income Taxes	151.3	(6.3)	145.0
Income from Continuing Operations	698.0	(10.1)	687.9
Net Income	704.0	(10.1)	693.9
Earnings per Share from Continuing Operations
Basic	$1.67	$(.03)	$1.64
Diluted	$1.60	$(.03)	$1.57
Earnings per Share
Basic	$1.68	$(.02)	$1.66
Diluted	$1.61	$(.03)	$1.58
Diluted Weighted Average Shares	437.3	(0.2)	437.1

2.         Acquisitions

            In December 2007, the FASB revised the accounting rules concerning business combinations. This revised guidance does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The rules require that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. The revised guidance was effective for the company, on a prospective basis, beginning January 1, 2009. The company applied this revised accounting to the acquisitions discussed below. There was no material impact upon adoption; however, the rule changes may materially affect the accounting for any future business combinations.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

2.         Acquisitions (continued)

            In April 2009, the Laboratory Products and Services segment acquired Biolab, an Australia-based provider of analytical instruments, life science consumables and laboratory equipment, for AUD 180 million (USD $132 million), net of cash acquired. The acquisition broadened the geographic reach of the company’s customer channels. Revenue of Biolab totaled AUD 178 million in its fiscal year ended May 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $62 million was allocated to goodwill, none of which is tax deductible.

In addition, in the first nine months of 2009, the Analytical Technologies segment acquired a culture media manufacturer and distributor in Malaysia and Singapore and the controlling interest in a Mexico-based manufacturer and distributor of bulk weighing products; and the Laboratory Products and Services segment acquired a Spain-based distributor of laboratory instrumentation and equipment and a Sweden-based distributor of clinical chemistry analysis instruments. The aggregate consideration for these acquisitions was $17 million.

The company paid contingent purchase price obligations of $10 million in the first nine months of 2009, for several acquisitions completed prior to 2009.

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

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

2.         Acquisitions (continued)

(In millions)	Biolab	Other	Total

Purchase Price
Cash paid	$132.9	$14.3	$147.2
Debt assumed	—	0.9	0.9
Purchase price payable	—	1.2	1.2
Cash acquired	(1.3)	(0.1)	(1.4)
Other	—	0.9	0.9

	$131.6	$17.2	$148.8

Allocation
Current assets	$38.6	$5.6	$44.2
Property, plant and equipment	3.3	0.7	4.0
Customer relationships	51.4	6.0	57.4
Product technology	0.9	—	0.9
Tradenames and other	1.3	0.3	1.6
Goodwill	61.9	9.2	71.1
Liabilities assumed	(25.8)	(4.6)	(30.4)

	$131.6	$17.2	$148.8

            The weighted-average amortization periods for intangible assets acquired in 2009 are 10 years for customer relationships, 8 years for product technology and 5 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 9 years.

The company’s results for 2008 or 2009 would not have been materially different from its reported results had the company’s 2008 and 2009 acquisitions occurred at the beginning of 2008.

Dispositions

The company sold three small business units in the first nine months of 2009 and recorded gains aggregating $1.2 million, included in restructuring and other costs, net, in the accompanying statement of income. The net cash proceeds were $2.7 million. Operating results of the businesses were not material.

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

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

3.         Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2009	2008	2009	2008

Revenue
Analytical Technologies	$1,018.6	$1,085.9	$2,960.7	$3,332.6
Laboratory Products and Services	1,631.3	1,610.4	4,653.6	4,836.1
Eliminations	(118.8)	(108.2)	(344.0)	(317.0)

Consolidated revenues	$2,531.1	$2,588.1	$7,270.3	$7,851.7

Segment Income
Analytical Technologies (a)	$202.7	$228.8	$577.6	$701.7
Laboratory Products and Services (a)	234.8	224.9	627.5	675.7

Subtotal reportable segments (a)	437.5	453.7	1,205.1	1,377.4

Cost of revenues charges	(1.0)	—	(1.9)	(0.8)
Selling, general and administrative (costs) income, net	0.3	—	(1.0)	—
Restructuring and other (costs) income, net	(13.1)	(15.4)	(37.0)	(14.9)
Amortization of acquisition-related intangible assets	(148.2)	(152.0)	(440.6)	(454.8)

Consolidated operating income	275.5	286.3	724.6	906.9
Other expense, net (b)	(28.6)	(27.7)	(78.4)	(74.0)

Income from continuing operations before provision for income taxes	$246.9	$258.6	$646.2	$832.9

Depreciation
Analytical Technologies	$21.4	$21.9	$63.1	$66.2
Laboratory Products and Services	25.9	25.8	76.4	77.3

Consolidated depreciation	$47.3	$47.7	$139.5	$143.5

(a)  Represents operating income before certain charges/credits to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net and amortization of acquisition-related intangibles.

(b)The company does not allocate other income and expense to its segments.

4.         Other Expense, Net

    As discussed in Note 1, although the company’s cash interest payments have not been affected, the adoption of the new convertible debt accounting guidance has increased the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The rule required adjustment of prior periods to conform to current accounting.

The components of other expense, net, in the accompanying statement of income are as follows:

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

4.         Other Expense, Net (continued)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2009	2008	2009	2008

Interest Income	$2.5	$14.9	$12.5	$40.1
Interest Expense	(29.2)	(39.7)	(89.0)	(117.5)
Other Items, Net	(1.9)	(2.9)	(1.9)	3.4

	$(28.6)	$(27.7)	$(78.4)	$(74.0)

5.         Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions except per share amounts)	2009	2008	2009	2008

Income from Continuing Operations	$221.2	$214.9	$577.0	$687.9
Gain on Disposal of Discontinued Operations	—	3.2	—	6.0

Net Income	221.2	218.1	577.0	693.9

Income Allocable to Participating Securities	(0.1)	(0.3)	(0.4)	(1.1)

Net Income for Earnings per Share	$221.1	$217.8	$576.6	$692.8

Basic Weighted Average Shares	407.9	419.0	413.6	418.2
Effect of:
Convertible debentures	10.2	15.8	7.9	15.3
Stock options, restricted stock awards and warrants	2.1	3.5	1.5	3.6

Diluted Weighted Average Shares	420.2	438.3	423.0	437.1

Basic Earnings per Share:
Continuing operations	$.54	$.51	$1.39	$1.64
Discontinued operations	—	.01	—	.01

	$.54	$.52	$1.39	$1.66

Diluted Earnings per Share:
Continuing operations	$.53	$.49	$1.36	$1.57
Discontinued operations	—	.01	—	.01

	$.53	$.50	$1.36	$1.58

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

5.         Earnings per Share (continued)

    Options to purchase 7.0 million, 0.1 million, 13.1 million and 1.6 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2009 and 2008 and the first nine months of 2009 and 2008, respectively, because their effect would have been antidilutive.

6.         Comprehensive Income and Shareholders’ Equity

    Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the third quarter of 2009 and 2008, the company had comprehensive income of $296 million and $3 million, respectively. During the first nine months of 2009 and 2008, the company had comprehensive income of $802 million and $594 million, respectively. The third quarter and first nine months of 2009 were favorably affected by an increase in the cumulative translation adjustment of $73 million and $224 million, respectively, due to movements in currency exchange rates, the effects of which are recorded in shareholders’ equity. The third quarter and first nine months of 2008 were unfavorably affected by a decrease in the cumulative translation adjustment of $213 million and $99 million, respectively.

7.         Stock-based Compensation Expense

    The components of pre-tax stock-based compensation are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2009	2008	2009	2008

Stock Option Awards	$13.5	$9.8	$36.9	$25.8
Restricted Share/Unit Awards	7.1	6.0	19.5	17.7

Total Stock-based Compensation Expense	$20.6	$15.8	$56.4	$43.5

            Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2009	2008	2009	2008

Cost of Revenues	$1.3	$1.0	$4.7	$3.0
Selling, General and Administrative Expenses	18.8	14.4	50.0	39.3
Research and Development Expenses	0.5	0.4	1.7	1.2

Total Stock-based Compensation Expense	$20.6	$15.8	$56.4	$43.5

            No stock-based compensation expense has been capitalized in inventories due to immateriality.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

7.         Stock-based Compensation Expense (continued)

    Unrecognized compensation cost related to unvested stock options and restricted stock totaled approximately $90.1 million and $31.9 million, respectively, as of September 26, 2009, and is expected to be recognized over weighted average periods of 2.3 years and 2.1 years, respectively.

During the first nine months of 2009, the company made equity compensation grants to employees consisting of 1.0 million restricted shares/units and options to purchase 6.5 million shares.

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

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2009	2008	2009	2008

Service Cost	$2.7	$3.4	$7.7	$11.1
Interest Cost on Benefit Obligation	12.6	13.9	37.0	42.7
Expected Return on Plan Assets	(13.1)	(15.5)	(38.0)	(47.2)
Amortization of Net Loss	0.4	0.4	1.2	1.2
Amortization of Prior Service Benefit	—	—	0.1	—
Settlement/Curtailment Gain	—	—	(0.2)	(18.5)
Special Termination Benefits	—	—	0.3	0.2

Net Periodic Benefit Cost (Income)	$2.6	$2.2	$8.1	$(10.5)

    Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2009	2008	2009	2008

Service Cost	$0.2	$0.2	$0.4	$0.6
Interest Cost on Benefit Obligation	0.4	0.5	1.2	1.5

Net Periodic Benefit Cost	$0.6	$0.7	$1.6	$2.1

9.         Fair Value Measurements

    The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended September 26, 2009. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, mutual funds holding publicly

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

9.         Fair Value Measurements (continued)

traded securities, derivative contracts used to hedge the company’s currency risk and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves.

Level 3: Inputs are unobservable data points that are not corroborated by market data.

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2009:

(In millions)	September 26, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$1,066.1	$1,066.1	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	35.5	35.5	—	—
Cash surrender value of life insurance	28.1	—	28.1	—
Auction rate securities	5.4	—	—	5.4
Derivative contracts	3.3	—	3.3	—

Total Assets	$1,138.4	$1,101.6	$31.4	$5.4

Liabilities
Derivative contracts	$0.2	$—	$0.2	$—

Total Liabilities	$0.2	$—	$0.2	$—

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

    The following table is a rollforward of the fair value, as determined by Level 3 inputs, of the company's auction rate securities, which are included in short-term investments on the consolidated balance sheet.

(In millions)	Three Months Ended September 26, 2009	Nine Months Ended September 26, 2009

Beginning Balance	$6.0	$5.7
Total impairment losses included in earnings	(0.3)	(0.3)
Total unrealized losses included in other comprehensive income	(0.3)	—

Balance at September 26, 2009	$5.4	$5.4

    The company determines the fair value of the auction rate securities by obtaining indications of value from broker/dealers.

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

9.         Fair Value Measurements (continued)

	September 26, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$5.6	$5.6	$2.7	$2.7

Debt Obligations:
Convertible obligations	945.8	1,479.8	928.8	1,227.7
Senior notes	250.0	246.2	250.0	209.3
Senior subordinated notes	805.6	815.0	806.3	675.9
Other	20.9	20.9	32.9	32.9

	$2,022.3	$2,561.9	$2,018.0	$2,145.8

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends.

10.       Warranty Obligations

            Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Nine Months Ended
	September 26,	September 27,
(In millions)	2009	2008

Beginning Balance	$44.1	$50.6
Provision charged to income	25.6	25.8
Usage	(31.3)	(28.8)
Acquisitions/divestitures	0.2	0.3
Adjustments to previously provided warranties, net	1.5	(1.7)
Other, net (a)	0.8	(0.3)

Ending Balance	$40.9	$45.9

(a) Primarily represents the effects of currency translation.

11.       Restructuring and Other Costs, Net

            Restructuring costs in the nine months of 2009 in both segments primarily included charges for actions in response to the downturn in the economy and reduced revenues in several businesses, as well as abandoned facility costs at businesses that have been or are being consolidated. As of October 30, 2009, the company has identified restructuring actions that will result in additional charges of approximately $43 million, primarily in the remainder of 2009 and the first half of 2010.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Restructuring and Other Costs, Net (continued)

    During the third quarter of 2009, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.7	$0.3	$—	$1.0
Selling, General and Administrative Expenses	1.6	(1.9)	—	(0.3)
Restructuring and Other Costs, Net	9.0	4.1	—	13.1

	$11.3	$2.5	$—	$13.8

    During the first nine months of 2009, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$1.2	$0.7	$—	$1.9
Selling, General and Administrative Expenses	1.6	(0.6)	—	1.0
Restructuring and Other Costs, Net	22.1	13.1	1.8	37.0

	$24.9	$13.2	$1.8	$39.9

            The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $11.3 million of net restructuring and other charges in the third quarter of 2009. The segment recorded charges to cost of revenues of $0.7 million for accelerated depreciation at facilities closing due to real estate consolidation, charges to selling, general and administrative expenses of $1.6 million for transaction costs related to the B.R.A.H.M.S. acquisition (Note 14) and $9.0 million of other costs, net. These other costs consisted of $8.5 million of cash costs, primarily associated with headcount reductions and facility consolidations in an effort to streamline operations, including $6.4 million of severance for approximately 80 employees primarily in manufacturing functions; $0.5 million of abandoned facility costs; and $1.6 million of other cash costs, primarily moving expenses associated with facility consolidations as well as other costs associated with restructuring actions. The segment also recorded non-cash costs of $0.5 million, primarily for asset write-downs at abandoned facilities.

In the second quarter of 2009, this segment recorded $5.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.5 million for accelerated depreciation at facilities closing due to real estate consolidation, and $4.8 million of other costs, net. These other costs consisted of $12.3 million of cash costs, primarily associated with headcount reductions and facility consolidations in an effort to streamline operations, including $8.7 million of severance for approximately 300 employees across all functions; $2.6 million of abandoned facility costs; and $1.0 million of other cash costs, primarily moving expenses associated with facility consolidations

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Restructuring and Other Costs, Net (continued)

as well as other costs associated with restructuring actions. The segment also recorded $7.5 million of income, net, primarily due to a gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher Scientific in 2006.

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

In addition to reducing headcount in several businesses due to a downturn in results, the principal restructuring actions in 2009 in the Analytical Technologies segment, detailed above, include the consolidation of production operations at a plant in the United Kingdom with plants in the U.S. and Germany and the consolidation of operations at a plant in the Netherlands with plants in the United Kingdom and the U.S.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $2.5 million of net restructuring and other charges in the third quarter of 2009. The segment recorded charges to cost of revenues of $0.3 million for accelerated depreciation at facilities closing due to real estate consolidation; net gain in selling, general and administrative expenses of $1.9 million primarily for settlement of certain pre-merger Fisher product liability-related matters; $3.8 million in cash costs described below; and $0.3 million in other costs, net. The cash costs, which were associated with headcount reductions and facility consolidations in an effort to streamline operations, included $3.2 million of severance for approximately 180 employees primarily in administrative, manufacturing, and sales and service functions; and $0.6 million of other cash costs, primarily moving and related expenses associated with facility consolidations. The non-cash costs of $0.3 million were primarily for asset write-downs at abandoned facilities.

In the second quarter of 2009, this segment recorded $6.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.4 million for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $1.3 million for transaction costs related to the Biolab acquisition; $2.5 million in cash costs described below; and $2.1 million in other costs, net. The cash costs, which were associated with headcount reductions and facility consolidations in an effort to streamline operations, included $2.1 million of severance for approximately 60 employees primarily in administrative, manufacturing, and sales and service functions; $0.1 million of abandoned facility costs; and $0.3 million of other cash costs, primarily retention expenses. The $2.1 million in other costs, net, related primarily to a loss on an abandoned facility held for sale that was sold in July 2009.

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

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Restructuring and Other Costs, Net (continued)

    In addition to reducing headcount in several businesses due to a downturn in results, the principal restructuring actions in 2009 in the Laboratory Products and Services segment, detailed above, were completion of the relocation of a manufacturing site in France to an existing site in Germany and the consolidation of production operations at a plant in Iowa with plants in Ohio and North Carolina.

Corporate

The company recorded $0.9 million in restructuring and other charges at its corporate office in the second quarter of 2009, $1.1 million of which were cash costs partially offset by a $0.2 million gain on the sale of a building that had previously been written down to estimated disposal value. The cash costs were primarily abandoned facility costs and, to a lesser extent, severance.

The company recorded $0.9 million in restructuring and other charges at its corporate office in the first quarter of 2009, all of which were cash charges, primarily for abandoned facility costs and, to a lesser extent, severance.

General

The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income for the first nine months of 2009 have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Restructuring and Other Costs, Net (continued)

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2008 Restructuring Plans
Balance At December 31, 2008	$5.4	$0.8	$4.4	$0.7	$11.3
Costs incurred in 2009 (b)	1.4	0.2	2.2	0.6	4.4
Reserves reversed	—	(0.1)	—	—	(0.1)
Payments	(6.5)	(0.9)	(3.4)	(1.1)	(11.9)

Balance At September 26, 2009	$0.3	$—	$3.2	$0.2	$3.7

2008 Restructuring Plans
Balance At December 31, 2008	$7.0	$0.4	$1.8	$0.3	$9.5
Costs incurred in 2009 (b)	2.0	0.2	0.8	0.9	3.9
Reserves reversed	(0.3)	—	(0.2)	—	(0.5)
Payments	(6.4)	(0.5)	(1.1)	(0.9)	(8.9)

Balance At September 26, 2009	$2.3	$0.1	$1.3	$0.3	$4.0

2009 Restructuring Plans
Costs incurred in 2009 (b)	$28.1	$0.9	$4.4	$2.4	$35.8
Reserves reversed	(0.2)	—	(1.3)	—	(1.5)
Payments	(12.6)	(0.1)	(1.0)	(1.7)	(15.4)
Currency translation	0.6	—	0.1	—	0.7

Balance At September 26, 2009	$15.9	$0.8	$2.2	$0.7	$19.6

(a) Employee retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b) Excludes non-cash items including principally a $7.4 million gain on settlement of a litigation-related matter assumed as part of the merger with Fisher, a $2.5 million loss on an abandoned facility held for sale that was sold in July 2009, $1.6 million in asset writedowns at sites undertaking facility consolidations, and a $0.9 million gain on sale of a small business.

    The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2010; and abandoned-facility payments, over lease terms expiring through 2015.

12.       Litigation and Related Contingencies

    On September 3, 2004, Applera Corporation, MDS Inc. and Applied Biosystems/MDS Scientific Instruments filed a lawsuit against the company in U.S. federal court. These plaintiffs alleged that the company’s mass spectrometer systems, including its triple quadrupole and certain of its ion trap systems, infringe a patent of the plaintiffs.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

12.       Litigation and Related Contingencies (continued)

    On December 8, 2004 and February 23, 2005, the company asserted in two lawsuits against a combination of Applera Corporation, MDS Inc. and Applied Biosystems/MDS Scientific Instruments that one or more of these parties infringe two patents of the company.

During the third quarter of 2009, the company and the other parties settled all of the above matters on terms not material to the company, including no money being paid by either party to the other.

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

For product liability, workers compensation and other personal injury matters, the company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated, including estimated defense costs. The company records estimated amounts due from insurers as an asset. Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. For example, there are pending lawsuits with certain of the company’s insurers concerning which state’s laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $93 million would require an adjustment that could be material to the company’s results of operations. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

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

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

13.       Recent Accounting Pronouncements

    In September 2006, the FASB issued a pronouncement concerning fair value measurement accounting. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The rule applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The pronouncement was effective for the company’s monetary assets and liabilities in the first quarter of 2008 and for non-financial assets and liabilities beginning January 1, 2009. There was no material effect from adoption.

            In December 2007, the FASB issued new rules on noncontrolling interests in consolidated financial statements. The noncontrolling interest guidance changed the accounting for minority interests, which are reclassified as noncontrolling interests and classified as a component of equity. This guidance was effective for the company beginning January 1, 2009, and there was no effect from adoption.

         In March 2008, the FASB issued a pronouncement pertaining to disclosures about derivative instruments and hedging activities. This guidance requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The rule was effective for the company beginning January 1, 2009, and there was no material effect from adoption.

            In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments. This guidance amends the prior other-than-temporary impairment guidance for certain debt securities and will require the investor to assess the likelihood of selling the debt security prior to recovery of its cost basis. If an investor is able to meet the criteria to assert that it does not intend to sell the debt security and more likely than not will not be required to sell the debt security before its anticipated recovery, impairment charges related to credit losses would be recognized in earnings whereas impairment charges related to non-credit losses would be reflected in other comprehensive income. The company elected early adoption of this rule in the first quarter of 2009. Adoption did not materially affect the company’s financial statements.

            In April 2009, the FASB issued guidance on providing interim disclosures about fair value of financial instruments. This new guidance requires the fair value disclosures that were previously disclosed only annually to be disclosed now on an interim basis. This guidance was effective for the company in the second quarter of 2009, and the additional disclosures required have been made.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

13.       Recent Accounting Pronouncements (continued)

            In May 2009, the FASB issued a pronouncement on subsequent event accounting. The guidance identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the company’s second quarter 2009, and there was no effect from adoption.

            In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification, or the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. (GAAP). The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on the company’s financial position or results of operations.

            In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. The new guidance can be prospectively applied beginning January 1, 2011 or can be early or retrospectively adopted. The company is currently evaluating the impact of the new rules including the timing of adoption, but does not believe adoption will have a material effect on its financial statements.

14.       Subsequent Event

    On October 1, 2009, the company’s Analytical Technologies segment acquired B.R.A.H.M.S. AG, a leading provider of specialty diagnostic tests, as well as intensive care treatments and prenatal screening, for 330 million Euros (approximately $480 million including the assumption of $30 million of debt). B.R.A.H.M.S. reported revenues in 2008 of 75 million Euros (approximately $105 million). The acquisition of B.R.A.H.M.S. increased the breadth of the company’s specialty diagnostics portfolio and provided a significant reagent manufacturing center in Europe.

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

	Three Months Ended				Nine Months Ended
	September 26,		September 27,		September 26,		September 27,
(Dollars in millions)	2009		2008		2009		2008

Revenues
Analytical Technologies	$1,018.6	40.2%	$1,085.9	42.0%	$2,960.7	40.7%	$3,332.6	42.4%
Laboratory Products and Services	1,631.3	64.5%	1,610.4	62.2%	4,653.6	64.0%	4,836.1	61.6%
Eliminations	(118.8)	(4.7)%	(108.2)	(4.2)%	(344.0)	(4.7)%	(317.0)	(4.0)%

	$2,531.1	100%	$2,588.1	100%	$7,270.3	100%	$7,851.7	100%

            Sales in the third quarter of 2009 were $2.53 billion, a decrease of $57 million from the third quarter of 2008. Aside from the effects of currency translation and acquisitions, net of divestitures (discussed in total and by segment below), revenues decreased from 2008 revenues by $49 million (2%) due to lower revenues at existing businesses as a result of decreased demand, offset in part by price increases. Sales of equipment were particularly affected as the company believes customers reduced purchases due to the global market downturn. Sales of consumables grew, however, and were not as significantly affected by the severe economic conditions.

THERMO FISHER SCIENTIFIC INC.

Overview of Results of Operations and Liquidity (continued)

    The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2009 and 2008. The principal acquisition in the first nine months of 2009 was Biolab, an Australia-based provider of analytical instruments, life science consumables and laboratory equipment in April 2009. In October 2009, the company acquired B.R.A.H.M.S. AG, a leading provider of specialty diagnostic tests, as well as intensive care treatments and prenatal screening.

In the third quarter of 2009, the company’s operating income and operating income margin were $276 million and 10.9%, respectively, compared with $286 million and 11.1%, respectively, in 2008. (Operating income margin is operating income divided by revenues.) The decrease in operating income was due to lower profitability at existing businesses resulting from decreased revenues offset in part by price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. The decrease in operating income was offset in part by a $4 million decrease in amortization expense in 2009.

The company’s effective tax rates were 10.4% and 16.9% in the third quarter of 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to reduced earnings in higher tax jurisdictions. The company currently expects its tax rate for the full year to be approximately 10% - 12%.

Income from continuing operations increased to $221 million in the third quarter of 2009, from $215 million in the third quarter of 2008, primarily due to a lower tax rate, offset in part by the items discussed above that decreased operating income.

During the first nine months of 2009, the company’s cash flow from operations totaled $1.12 billion, compared with $960 million for the first nine months of 2008. The increase resulted primarily from decreased investment in working capital items, particularly accounts receivable and inventory.

As of September 26, 2009, the company’s outstanding debt totaled $2.02 billion, of which approximately $0.9 billion is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. As of September 26, 2009, $640 million of the convertible debt was currently convertible. Although the company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. Should holders elect to convert, the company intends to draw on its revolving credit facility to fund any principal payments in excess of $67 million which has been classified as a current liability in the accompanying balance sheet. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $946 million at September 26, 2009.

The company believes that its existing cash and short-term investments of $1.76 billion as of September 26, 2009, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the company’s Form 10-K for 2008, describe the significant

THERMO FISHER SCIENTIFIC INC.

Critical Accounting Policies (continued)

accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2009.

Results of Operations

Third Quarter 2009 Compared With Third Quarter 2008

Continuing Operations

Sales in the third quarter of 2009 were $2.53 billion, a decrease of $57 million from the third quarter of 2008. The unfavorable effects of currency translation resulted in a decrease in revenues of $47 million in 2009. Sales increased $39 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues decreased $49 million (2%) primarily due to decreased demand which the company believes is due to economic uncertainty offset in part by price increases, as described by segment below. Sales decreased in North America and Europe but grew modestly in Asia.

In the third quarter of 2009, operating income and operating income margin were $276 million and 10.9%, respectively, compared with $286 million and 11.1%, respectively, in the third quarter of 2008. The decrease in operating income was due to lower profitability at existing businesses resulting from decreased revenues offset in part by price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. The decrease in operating income was offset in part by a $4 million decrease in amortization expense in 2009.

In the third quarter of 2009, the company recorded restructuring and other costs, net, of $14 million, including $1 million of charges to cost of revenues related to accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and a net gain of $0.3 million in selling, general and administrative expenses primarily for settlement of certain pre-merger Fisher product liability-related matters, offset in part by transaction costs related to the acquisition of B.R.A.H.M.S. The company incurred $12 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred non-cash costs of $1 million, primarily for asset write-downs at abandoned facilities. In the third quarter of 2008, the company recorded restructuring and other costs, net, of $15 million, including $13 million of cash costs, primarily for severance to reduce headcount at several businesses and abandoned facilities expenses at businesses that have been consolidated, and recorded a $3 million charge for in-process research and development at an acquired business offset by net gains of $1 million on the sale of abandoned real estate and equipment.

As of October 30, 2009, the company has identified restructuring actions that will result in additional charges of approximately $43 million, primarily in the remainder of 2009 and the first half of 2010. Annual cost savings associated with actions initiated in late 2008 and through October 30, 2009 are expected to total approximately $117 million, beginning primarily in 2009, and to a lesser extent, 2010.

THERMO FISHER SCIENTIFIC INC.

Results of Operations (continued)

    The company's revenues and profitability decreased in the first nine months of 2009 compared to the first nine months of 2008. The company believes the decreases are primarily due to the global economic downturn. Should the downturn continue indefinitely or worsen such that the company's projections of profitability for 2009 and future years decrease materially, impairment of goodwill and acquisition-related intangible assets could occur. These assets totaled $8.79 billion and $6.14 billion, respectively, at September 26, 2009.

Segment Results

The company’s management evaluates segment operating performance using operating income before certain charges/credits to cost of revenues and selling, general and administrative expenses, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; and amortization of acquisition-related intangible assets. The company uses these measures because they help management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining compensation (Note 3). Accordingly, the following segment data is reported on this basis.

	Three Months Ended
	September 26,	September 27,
(Dollars in millions)	2009	2008	Change

Revenues
Analytical Technologies	$1,018.6	$1,085.9	(6)%
Laboratory Products and Services	1,631.3	1,610.4	1%
Eliminations	(118.8)	(108.2)	10%

Consolidated Revenues	$2,531.1	$2,588.1	(2)%

Operating Income
Analytical Technologies	$202.7	$228.8	(11)%
Laboratory Products and Services	234.8	224.9	4%

Subtotal Reportable Segments	437.5	453.7	(4)%

Cost of Revenues Charges	(1.0)	—
Selling, General and Administrative (Costs) Income, Net	0.3	—
Restructuring and Other Costs, Net	(13.1)	(15.4)
Amortization of Acquisition-related Intangible Assets	(148.2)	(152.0)

Consolidated Operating Income	$275.5	$286.3	(4)%

Income from the company’s reportable segments decreased 4% to $438 million in the third quarter of 2009 due primarily to lower profitability at existing businesses, resulting from decreased revenues offset in part by price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives.

THERMO FISHER SCIENTIFIC INC.

Results of Operations (continued)

  Analytical Technologies

	Three Months Ended
	September 26,	September 27,
(Dollars in millions)	2009	2008	Change

Revenues	$1,018.6	$1,085.9	(6)%

Operating Income Margin	19.9%	21.1%	(1.2) pt.

Sales in the Analytical Technologies segment decreased $67 million to $1.02 billion in the third quarter of 2009. The unfavorable effects of currency translation resulted in a decrease of $20 million in 2009. Sales increased $1 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues decreased $48 million (4%) primarily due to lower demand offset in part by increased prices. Demand in industrial markets for environmental and process control instruments was particularly soft, which the company believes was primarily due to the global economic downturn. This weakness was offset in part by an increase in sales of specialty diagnostics and bioscience offerings which have been less severely affected by economic conditions.

Operating income margin was 19.9% in the third quarter of 2009 and 21.1% in the third quarter of 2008. The decrease resulted from lower profitability from decreased revenues offset in part by price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

  Laboratory Products and Services

	Three Months Ended
	September 26,	September 27,
(Dollars in millions)	2009	2008	Change

Revenues	$1,631.3	$1,610.4	1%

Operating Income Margin	14.4%	14.0%	0.4 pt.

Sales in the Laboratory Products and Services segment increased $21 million to $1.63 billion in the third quarter of 2009. The unfavorable effects of currency translation resulted in a decrease of $29 million in 2009. Sales increased $38 million due to acquisitions, principally Biolab. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues increased $12 million (1%) primarily due to higher sales of consumables which have been less severely affected by economic conditions. The increase was offset in part by lower demand for laboratory equipment and reduced sales of products purchased from a supplier discussed below. The company believes the reduced demand for laboratory equipment was in part due to customers delaying purchases because of the global economic downturn.

In July 2008, the company and a supplier of its healthcare market channel extended an existing agreement for two years through 2010. Under the revised agreement, the company’s revenues from the sale of products purchased from the supplier decreased $20 million, $16 million and $16 million in the first, second and third quarters, respectively, of 2009 and the company expects its sales volume of products purchased from the supplier to decrease by approximately $8 - $10 million in the fourth quarter of 2009 for a total annualized decrease in revenues of approximately $60 - $62 million from 2008.

THERMO FISHER SCIENTIFIC INC.

Results of Operations (continued)

    Operating income margin was 14.4% in the third quarter of 2009 and 14.0% in the third quarter of 2008. The increase primarily resulted from higher profitability from increased revenues as well as price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

Other Expense, Net

The company reported other expense, net, of $29 million and $28 million in the third quarter of 2009 and 2008, respectively (Note 4). Other expense, net, includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income decreased to $3 million in the third quarter of 2009 from $15 million in the same period last year primarily due to lower interest rates on invested cash. Interest expense decreased to $29 million in the third quarter of 2009 from $40 million in the third quarter of 2008 primarily as a result of a reduction in debt and lower interest rates on variable rate debt.

Provision for Income Taxes

The company’s effective tax rates were 10.4% and 16.9% in the third quarter of 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to reduced earnings in higher tax jurisdictions. The company currently expects its tax rate for the full year to be approximately 10% - 12%.

Contingent Liabilities

At the end of the third quarter 2009, the company was contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome in one or more of the matters described under “Litigation and Related Contingencies” in Note 12 could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued a pronouncement concerning fair value measurement accounting. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The rule applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The pronouncement was effective for the company’s monetary assets and liabilities in the first quarter of 2008 and for non-financial assets and liabilities beginning January 1, 2009. There was no material effect from adoption.

In December 2007, the FASB revised the accounting rules concerning business combinations. This revised guidance does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The rules require that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. The revised guidance was effective for the company, on a prospective basis, beginning January 1, 2009. There was no impact upon adoption; however, the rule changes may materially affect the accounting for any future business combinations.

In December 2007, the FASB issued new rules on noncontrolling interests in consolidated financial statements. The noncontrolling interest guidance changed the accounting for minority interests, which are reclassified as

THERMO FISHER SCIENTIFIC INC.

Results of Operations (continued)

noncontrolling interests and classified as a component of equity. This guidance was effective for the company beginning January 1, 2009, and there was no effect from adoption.

In March 2008, the FASB issued a pronouncement pertaining to disclosures about derivative instruments and hedging activities. This guidance requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The rule was effective for the company beginning January 1, 2009, and there was no material effect from adoption.

In May 2008, the FASB issued new rules on the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement of such debt instruments. The rules require the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The new guidance was effective for the company beginning January 1, 2009. The rules required adjustment of prior periods to conform to current accounting. The company’s cash payments for interest have not been affected, but adoption increased the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. Interest expense in the third quarter and first nine months of 2008, as adjusted for adoption of this rule, increased $6 million and $16 million, respectively, over the previously reported amounts.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. The guidance was effective for the company beginning January 1, 2009. The rule required adjustment of prior periods to conform to current accounting. Adoption had a nominal effect on the numerator and, for diluted presentation, the denominator in the calculation of earnings per share for all periods presented.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments. This guidance amends the prior other-than-temporary impairment guidance for certain debt securities and will require the investor to assess the likelihood of selling the debt security prior to recovery of its cost basis. If an investor is able to meet the criteria to assert that it does not intend to sell the debt security and more likely than not will not be required to sell the debt security before its anticipated recovery, impairment charges related to credit losses would be recognized in earnings whereas impairment charges related to non-credit losses would be reflected in other comprehensive income. The company elected early adoption of this rule in the first quarter of 2009. Adoption did not materially affect the company’s financial statements.

In April 2009, the FASB issued guidance on providing interim disclosures about fair value of financial instruments. This new guidance requires the fair value disclosures that were previously disclosed only annually to be disclosed now on an interim basis. This guidance was effective for the company in the second quarter of 2009, and the additional disclosures required have been made.

In May 2009, the FASB issued a pronouncement on subsequent event accounting. The guidance identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the company’s second quarter 2009, and there was no effect from adoption.

THERMO FISHER SCIENTIFIC INC.

Results of Operations (continued)

    In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification, or the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. (GAAP). The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on the company’s financial position or results of operations.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. The new guidance can be prospectively applied beginning January 1, 2011 or can be early or retrospectively adopted. The company is currently evaluating the impact of the new rules including the timing of adoption, but does not believe adoption will have a material effect on its financial statements.

Discontinued Operations

During the third quarter of 2008, the company received additional proceeds from a business sold in 2003, resulting in an after-tax gain of $3 million.

First Nine Months 2009 Compared With First Nine Months 2008

Continuing Operations

Sales in the first nine months of 2009 were $7.27 billion, a decrease of $581 million from the first nine months of 2008. The unfavorable effects of currency translation resulted in a decrease in revenues of $299 million in 2009. Sales increased $95 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues decreased $377 million (5%) primarily a result of decreased demand which the company believes was due to economic uncertainty offset in part by price increases, as described by segment below. Sales were down in each of the company’s principal geographic regions.

In the first nine months of 2009, operating income and operating income margin were $725 million and 10.0%, respectively, compared with $907 million and 11.6%, respectively, in the first nine months of 2008. The decrease in operating income was due to lower profitability at existing businesses resulting from decreased revenues offset in part by price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. In addition, restructuring and other costs, net, increased $24 million in 2009 due primarily to a pension plan curtailment gain in the 2008 period. These decreases in operating income were offset in part by a $14 million decrease in amortization expense.

In the first nine months of 2009, the company recorded restructuring and other costs, net, of $40 million, including $2 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs related to the acquisitions of Biolab and B.R.A.H.M.S. in April and October 2009, respectively, offset in part by a gain primarily for settlement of certain pre-merger Fisher product liability-related matters. The company incurred $42 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred a $2 million loss on an abandoned facility held for sale that was sold in July 2009, offset by a $7 million gain

THERMO FISHER SCIENTIFIC INC.

Results of Operations (continued)

on the settlement of a litigation-related matter assumed as part of the merger with Fisher in 2006. In the first nine months of 2008, the company recorded restructuring and other costs, net, of $16 million, including $1 million of charges to cost of revenues, related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $25 million of cash costs primarily for severance and abandoned facility expenses at businesses that have been or are being consolidated and recorded a $5 million loss from a litigation-related matter assumed as part of the merger with Fisher in 2006, a $3 million charge for in-process research and development at an acquired business and a $2 million loss on the sale of a business. These charges were offset by an $18 million gain on the curtailment of a pension plan in the U.S. and a $2 million gain on the sale of abandoned real estate and equipment.

Segment Results

	Nine Months Ended
	September 26,	September 27,
(Dollars in millions)	2009	2008	Change

Revenues
Analytical Technologies	$2,960.7	$3,332.6	(11)%
Laboratory Products and Services	4,653.6	4,836.1	(4)%
Eliminations	(344.0)	(317.0)	9%

Consolidated Revenues	$7,270.3	$7,851.7	(7)%

Operating Income
Analytical Technologies	$577.6	$701.7	(18)%
Laboratory Products and Services	627.5	675.7	(7)%

Subtotal Reportable Segments	1,205.1	1,377.4	(13)%

Cost of Revenues Charges	(1.9)	(0.8)
Selling, General and Administrative Costs, Net	(1.0)	—
Restructuring and Other Costs, Net	(37.0)	(14.9)
Amortization of Acquisition-related Intangible Assets	(440.6)	(454.8)

Consolidated Operating Income	$724.6	$906.9	(20)%

Income from the company’s reportable segments decreased 13% to $1,205 million in the first nine months of 2009 due primarily to lower profitability at existing businesses, resulting from decreased revenues offset in part by price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions.

THERMO FISHER SCIENTIFIC INC.

Results of Operations (continued)

  Analytical Technologies

	Nine Months Ended
	September 26,	September 27,
(Dollars in millions)	2009	2008	Change

Revenues	$2,960.7	$3,332.6	(11)%

Operating Income Margin	19.5%	21.1%	(1.6) pt

Sales in the Analytical Technologies segment decreased $372 million to $2.96 billion in the first nine months of 2009. The unfavorable effects of currency translation resulted in a decrease of $138 million in 2009. Sales increased $8 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues decreased $242 million (7%) primarily due to lower demand offset in part by increased prices. Demand in industrial markets for environmental and process control instruments was particularly soft, which the company believes was due to the global economic downturn.

Operating income margin was 19.5% in the first nine months of 2009 and 21.1% in the first nine months of 2008. The decrease resulted from lower profitability from decreased revenues, offset in part by price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

  Laboratory Products and Services

	Nine Months Ended
	September 26,	September 27,
(Dollars in millions)	2009	2008	Change

Revenues	$4,653.6	$4,836.1	(4)%

Operating Income Margin	13.5%	14.0%	(0.5) pt

Sales in the Laboratory Products and Services segment decreased $183 million to $4.65 billion in the first nine months of 2009. The unfavorable effects of currency translation resulted in a decrease of $172 million in 2009. Sales increased $87 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues decreased $98 million (2%) primarily due to a decrease in sales of products purchased from a supplier discussed above and lower demand, offset in part by increased prices. Demand for laboratory equipment was particularly weak as the company believes customers reduced purchases due to the global economic downturn.

Operating income margin decreased to 13.5% in the first nine months of 2009 from 14.0% in the first nine months of 2008, primarily due to lower profitability from decreased revenues, offset in part by price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

THERMO FISHER SCIENTIFIC INC.

Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $78 million and $74 million in the first nine months of 2009 and 2008, respectively (Note 4). Interest income decreased to $13 million in the first nine months of 2009 from $40 million in the first nine months of 2008 primarily due to lower interest rates on invested cash balances. Interest expense decreased to $89 million from $118 million in the first nine months of 2008 primarily as a result of a reduction in debt and lower interest rates on variable rate debt.

Provision for Income Taxes

The company’s effective tax rates were 10.7% and 17.4% in the first nine months of 2009 and 2008, respectively. The decrease in the effective rate was primarily due to reduced earnings in higher tax jurisdictions. The tax provision in the first nine months of 2008 was favorably affected by $9.6 million or 1.2 percentage points resulting from the impact on deferred tax balances of enacted reductions in tax rates in Switzerland.

Discontinued Operations

During the first nine months of 2008, the company recorded additional proceeds and the reversal of a reserve on a note receivable related to a business divested in 2003, resulting in an after-tax gain of $6 million. The note was collected in July 2008.

Liquidity and Capital Resources

Consolidated working capital was $3.20 billion at September 26, 2009, compared with $2.81 billion at December 31, 2008. The increase was primarily due to an increase in cash. Included in working capital were cash, cash equivalents and short-term available-for-sale investments of $1.76 billion at September 26, 2009 and $1.29 billion at December 31, 2008.

First Nine Months 2009

Cash provided by operating activities was $1.12 billion during the first nine months of 2009. Decreases in accounts receivable and inventory provided cash of $47 million and $55 million, respectively. An increase in accounts payable provided cash of $32 million. The decreases in accounts receivable and inventories resulted primarily from working capital contraction associated with lower revenues. The increase in accounts payable partially reversed a decrease that occurred in 2008 and was due primarily to the timing of payments. A decrease in other liabilities used cash of $83 million, primarily as a result of annual incentive compensation and restructuring payments. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $36 million during the first nine months of 2009. Cash payments for income taxes totaled $236 million in the first nine months of 2009. The company expects that for all of 2009, cash payments for income taxes will approximate $275 - $300 million.

During the first nine months of 2009, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $156 million for acquisitions and $126 million for purchases of property, plant and equipment. In October 2009, the company paid approximately $450 million in cash and assumed $30 million in debt to acquire B.R.A.H.M.S. AG, a leading provider of specialty diagnostic tests.

The company’s financing activities used $405 million of cash during the first nine months of 2009, principally for the repurchase of $415 million of the company’s common stock, offset in part by $18 million of proceeds of employee stock option exercises. On September 11, 2008, the Board of Directors authorized the repurchase of up to

THERMO FISHER SCIENTIFIC INC.

Liquidity and Capital Resources (continued)

$500 million of the company’s common stock through September 10, 2009. At September 26, 2009, no remaining authorization existed for repurchases of the company’s common stock.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2009, such expenditures will approximate $175 - $200 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2008 and September 26, 2009.

As of September 26, 2009, the company’s outstanding debt totaled $2.02 billion, of which approximately $0.9 billion is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. As of September 26, 2009, $640 million of the convertible debt was currently convertible. Although the company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. Should holders elect to convert, the company intends to draw on its revolving credit facility to fund any principal payments in excess of $67 million which has been classified as a current liability in the accompanying balance sheet. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $946 million at September 26, 2009.

The company believes that its existing cash and short-term investments of $1.76 billion as of September 26, 2009, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its businesses for the foreseeable future, including at least the next 24 months.

First Nine Months 2008

Cash provided by operating activities was $960 million during the first nine months of 2008. Increases in accounts receivable and inventories used cash of $73 million and $98 million, respectively, representing working capital increases associated with the growth in revenues. Cash payments for income taxes, net of refunds, totaled $222 million in the first nine months of 2008.

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

THERMO FISHER SCIENTIFIC INC.

Item 4.	Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of September 26, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of September 26, 2009, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 26, 2009, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On September 3, 2004, Applera Corporation, MDS Inc. and Applied Biosystems/MDS Scientific Instruments filed a complaint against the company in U.S. District Court for the District of Delaware, Civil Action No. 04-1230-GMS. These plaintiffs alleged that the company’s mass spectrometer systems, including its triple quadrupole and certain of its ion trap systems, infringe U.S. patent number 4,963,736 entitled “Mass Spectrometer and Method and Improved Ion Transmission.”

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

On August 19, 2009, the company and the other parties settled all of the above matters on terms not material to the company, including no money being paid by either party to the other.

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

THERMO FISHER SCIENTIFIC INC.
Item 1.	Legal Proceedings (continued)

and results of operations. Actual costs incurred will depend on the solvency of our insurance carriers, the degree of coverage with respect to any particular claim, our success in litigating these claims and the solvency of third parties who may be jointly and severally liable. See “Item 1 — Business — Environmental Matters,” in the company’s Form 10-K for 2008 for legal proceedings involving certain environmental matters.

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

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 27.

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

THERMO FISHER SCIENTIFIC INC.
Item 1A.	Risk Factors (continued)

operations of $113 million due to a weakening of the U.S. dollar relative to other currencies in which the company sells products and services, but in the first nine months of 2009 currency translation had an unfavorable effect on revenues of our continuing operations of $299 million due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $8.79 billion and $1.33 billion, respectively, as of September 26, 2009. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO FISHER SCIENTIFIC INC.
Item 1A.	Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.
Item 1A.	Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.
Item 1A.	Risk Factors (continued)

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

As of September 26, 2009, we had approximately $2.02 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $946 million of indebtedness under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

See Exhibit Index on page 48.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 30th day of October 2009.

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

______________
*Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 26, 2009 and September 27, 2008, (ii) Consolidated Balance Sheets at September 26, 2009 and December 31, 2008, (iii) Consolidated Statements of Cash Flows for the nine months ended September 26, 2009 and September 27, 2008 and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.