Form 10-K
period 2009-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2010-02-26
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 26, 2009, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $17,076,299,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 26, 2009).

As of February 5, 2010, the Registrant had 409,461,414 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Fisher’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

In November 2006, Thermo Electron Corporation (also referred to in this document as “Thermo,” which is the predecessor to Thermo Fisher) merged with Fisher Scientific International Inc. (also referred to in this document as “Fisher”) to create Thermo Fisher. Thermo Fisher has approximately 35,400 employees and serves more than 350,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.

We serve our customers through two principal brands, Thermo Scientific and Fisher Scientific:

•
Thermo Scientific is our technology brand, offering customers a complete range of high-end analytical instruments as well as laboratory equipment, software, services, consumables and reagents to enable integrated laboratory workflow solutions. Our portfolio of products includes innovative technologies for mass spectrometry, elemental analysis, molecular spectroscopy, sample preparation, informatics, fine- and high-purity chemistry production, cell culture, protein analysis, RNA-interference techniques, immunodiagnostic testing, microbiology, as well as environmental monitoring and process control.

•
Our Fisher Scientific brand offers choice and convenience, providing a complete portfolio of laboratory equipment, chemicals, supplies and services used in healthcare, scientific research, safety and education markets. These products are offered through an extensive network of direct sales professionals, industry-specific catalogs, e-commerce capabilities and supply-chain management services. We also offer a range of biopharma services for clinical trials management, biospecimen storage and analytical testing.

In addition to the two principal brands, we offer a number of specialty brands that cover a range of consumable products primarily for the life and laboratory sciences industry.

We are continuously advancing the capabilities of our technologies, software and services, and leveraging our 9,800 sales and service personnel around the world to address our customers’ emerging needs. Our goal is to make our customers more productive, and to allow them to solve their analytical challenges, from complex research and discovery to routine testing.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

Hybrid Mass Spectrometers combine linear ion trap technology, Fourier Transform Ion Cyclotron Resonance Mass spectrometry (FTICR) and Orbitrap technology, providing high resolution and accurate mass capabilities in a single mass spectrometry system. The combination of two powerful capabilities permits sensitive and accurate identification of compounds in complex matrices. Our Hybrid mass spectrometers are suited for analysis of complex biological problems such as cellular pathway analysis, investigation of protein sequence modifications, biomarker discovery for potential disease markers, evaluation of complex metabolomic systems, and metabolite identification because of their enhanced selectivity capabilities from high resolution and accurate mass. This advanced technology has enabled customers to perform broader biological system analysis which they were previously unable to perform using other hybrid LC/MS/MS technologies.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

Gas Chromatography. Gas chromatography (GC) is a separation technique that analyzes complex sample matrices in gases. GC comprises both separation and detection technology. Separation technology is common to all gas chromatography analyzers, and is paired with either a conventional detector (GC) or with different types of mass spectrometers (GC-MS). Thermo Scientific’s gas chromatographs (GCs) includes a full range of detectors, injectors, and valve systems for chemical and petrochemical analysis; and its GCxGC product is used for analysis of target compounds in complex matrices. Our GC-MS offering includes a triple stage quadrupole GC-MS, for routine analysis of pesticide residues in food; a single stage quadrupole MS for quantitative product screening of environmental and toxicology samples; and an ion trap MS for analysis of target components in complex matrices. We also offer a wide range of auto samplers that fully automate GC or GC-MS.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

    Informatics. Thermo Fisher develops and provides laboratory information management systems (LIMS) solutions that provide application-specific, purpose-built functionality in software targeted for certain industries. These industries include pharmaceutical, petrochemical, chemical, food and beverage, metals and mining, environmental and water/wastewater, as well as government and academia. Thermo Fisher is a leader in developing commercial-off-the-shelf solutions designed for specific industry applications.

Our portfolio includes enterprise software solutions used in laboratories at leading companies in the pharmaceutical, oil and gas, environmental, chemical and food and beverage industries; as well as a range of LIMS products designed for different applications including for pharmaceutical bioanalytical laboratories; for ADME and in-vitro testing in early drug discovery and development; for a range of industrial applications and increasingly by biotechnology laboratories because of its configurability, patented workflows and plate-handling capabilities; and for pharmaceutical manufacturing R&D and QA/QC. In addition, we market a multi-industry enterprise-class system that is tightly integrated with our LIMS solutions for greater accuracy and consistent reporting of shared data, as well as increased productivity.

Microanalysis. Thermo Fisher provides a range of energy-dispersive (EDS) and wavelength-dispersive (WDS) x-ray analytical instrumentation for electron microscope users. The additions of EDS and WDS detectors transform the electron microscope from an imaging tool into a powerful analytical instrument. These detectors make it possible to rapidly and accurately analyze the elemental distribution of a sample at resolutions down to the nanometer scale. X–ray microanalysis is a fundamental technique in a wide range of disciplines such as material science, metallurgy, biology, geology, forensics and nanotechnology.

Laboratory Automation Solutions. Thermo Fisher is a supplier of automation systems that provide solutions for the drug discovery and cell research market. With core competencies in integration, applications and innovation, we work closely with customers to develop both turnkey products and tailored systems for genomic/ proteomic, biochemical/cell based assays and drug discovery applications. Our key technologies include automated storage and incubation, integration platforms, robotics and software. Advanced automated storage systems offer both low- and high-volume capacities with full environmental control. Our platforms range from stand-alone plate stackers and movers to highly flexible robotic solutions that incorporate advanced analytical and detection equipment and software for experiment design, control and analysis. Precise and reliable motion control is achieved through state-of-the-art robotics that improve throughput and walk-away time.

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

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

Process Instruments

Our Process Instruments products include instrumentation solutions and services that provide our customers with real-time data that help them improve product quality, increase process efficiency, increase product yield, reduce production downtime and reduce raw material waste. Our products are typically used in mission-critical manufacturing applications that require high levels of accuracy, reliability and robustness. We serve a wide variety of global industries including oil and gas, petrochemical, pharmaceutical, food and beverage consumer products, power generation, metal, cement, minerals and mining, semiconductor and polymer. Our major areas of expertise include online and handheld elemental analysis, flat sheet thickness measurement, in-motion weighing and monitoring, rheological and thermal analysis, contaminant detection in packaged materials and flow, level and density measurement. Our Process Instruments include six principal product lines: material characterization, materials and minerals, portable elemental analysis, process systems, compliance testing, and product inspection.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

Materials and Minerals. Our materials and minerals product line includes online bulk material analysis systems for the coal, cement, minerals and other bulk material handling markets. These products employ proprietary, ultrahigh-speed, non-invasive measurement technologies that use neutron activation and measurement of gamma rays to analyze, in real time, the physical and chemical properties of raw material streams. This eliminates the need for off-line sampling, and enables real-time online optimization, for instance, allowing the customer to optimally blend raw materials to control sulfur and ash in coal fired utilities. Our gauging products are used online to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as metal strip, plastics, foil, rubber, glass, paper and other web-type products. Our gauging line uses ionizing and non-ionizing technologies to perform high-speed, real-time, non-invasive measurements. We also provide process control instruments that monitor nuclear flux inside a reactor, helping our nuclear power customers operate their plants in a safe and optimal manner. Our bulk weighing and monitoring products such as belt scales, weighbelt feeders, flow meters, safety switches and detectors enable high speed weighing of bulk materials, solids flow monitoring, level measurements, personnel safety, and spillage prevention for a wide variety of processing applications in the food, minerals, coal, cement and other bulk solids handling markets.

Portable Elemental Analysis. Our line of portable XRF elemental analyzers are state-of-the-art handheld instruments offering real time high-performance analysis. The product platform is designed for the rapid on-site testing of metals for numerous industrial applications, including mining, coatings, precious metals and powder samples. Our product offering is tailored for specific market applications through a combination of instrument calibrations, x-ray sources and detectors to best match the desired speed and sensitivity of the analysis. Our geometrically optimized silicon drift detector delivers increased sensitivity and allows metal alloy samples to be measured faster and easier than with our other silicon PIN detectors. The instruments are used for the analysis of metal alloys for positive material identification, scrap metal recycling, quality assurance/quality control (QA/QC) and precious metals analysis, as well as analysis of soils and sediments, environmental monitoring, lead screening in consumer products, lead in paint assessment, geochemical mapping and coatings/plating analysis.

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

Product Inspection. Our product inspection solutions serve the food and beverage, and pharmaceutical packaging industries. For the food and beverage and pharmaceutical markets, we provide solutions to help our customers attain safety and quality standards. Based on a variety of technologies, such as X-ray imaging and ultratrace chemical detection, our products are used to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts. For example, our line of metal detectors uses non-invasive, high-speed, magnetic flux technology to inspect packaged products; our line of checkweighers uses load cell technology to weigh packages on high-speed packaging lines; our line of inspection systems uses X-ray imaging to enable our customers to inspect canned or bottled beverages at very high speeds.

Material Characterization. Our material characterization product lines include instruments that help our customers analyze materials for viscosity, surface tension and thermal properties. Our products accurately and flexibly measure a wide range of rheological properties in the lab and in process applications. These measurement platforms use open standards and have the ability to connect to a range of sensors and systems. Our extruders and blenders meet R&D, small-scale production, quality control and pharmaceutical needs. Single screw and twin screw process extruders with measuring capabilities are used in lab and pilot scale tests for compounding and processing of polymers and ceramics. In the pharmaceutical markets, our products are used for quality control of the continuous mixing process.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

Services

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

Specialty Diagnostics

Our Specialty Diagnostics products and services are used by healthcare laboratories in hospitals, academic and research institutes, to prepare and analyze patient samples such as blood, urine, body fluids or tissue sections, to detect and diagnose diseases, such as cancer. We also provide diagnostic testing services for certain neurological, renal and endocrine disorders to physicians, hospital laboratories and reference laboratories.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

Clinical Diagnostics

Our clinical diagnostics products include a broad offering of liquid, ready-to-use and lyophilized immunodiagnostics reagent kits, calibrators, controls and calibration verification fluids. In particular, we provide products used for drugs-of-abuse testing; therapeutic drug monitoring, including immunosuppressant drug testing; thyroid hormone testing; serum toxicology; clinical chemistry; immunology; hematology; coagulation; glucose tolerance testing; monitoring and toxicology; first trimester screening, tumor markers testing and biomarkers testing for sepsis, acute myocardial infarction and congestive heart failure. We also private label many of our immunoassay reagents and controls for major in-vitro diagnostics companies through OEM arrangements. In many instances, we will work with customers or partners to develop new products and applications for their instrument platforms.

We have developed one of the broadest menus for drugs-of-abuse immunoassays, including those for newer drugs such as Oxycodone, Heroin Metabolite and Buprenorphine. We also offer a line of immunosuppressant drug immunoassays that can be used on a variety of clinical chemistry analyzers.

Our clinical chemistry systems include analyzers and reagents to analyze and measure routine blood and urine chemistry, such as glucose and cholesterol; and advanced testing for specific proteins, therapeutic drug monitoring and drugs-of-abuse. Our diagnostic test range currently covers approximately 80 different validated methods. We also provide pre- and post-analytical automation for preparation of blood specimens before and after analysis.

In other analytical laboratory fields, our reagents and automated photometric analyzers are used for colorimetric and enzymatic analysis and quality control in food and beverage, wine and pharmaceutical production. In addition to our own sales channels, our laboratory automation systems are distributed by some of the leading diagnostic manufacturers, such as Ortho-Clinical Diagnostics (OCD).

In October 2009, the company completed the acquisition of B.R.A.H.M.S. AG, a leading provider of specialty diagnostic tests based on patented biomarkers for sepsis, cardiovascular and pulmonary diseases, as well as intensive care treatments and prenatal screening. BRAHMS increased the breadth of the company’s diagnostics portfolio and provided a significant reagent manufacturing center in Europe.

Anatomical Pathology (AP)

We provide a broad portfolio of products for use primarily in histology, cytology and hematology applications. These products include consumables for specimen collection, tissue processing, embedding and staining, such as reagents, stains, slides, cover glass, microarray substrates, detection kits and antibodies. We also provide a range of AP instruments including an autostaining immunohistochemistry slide staining system; a robot stainer used in slide staining of histology and cytological specimens; along with other equipment such as tissue processors for preparation of tissue samples; microtomes and cryostats for sectioning of processed tissues; embedding centers, slide stainers to highlight abnormal cells for microscopic examination and diagnosis; coverslippers, which place glass slipcovers on slides at a high capacity of approximately 450 slides per hour; and cassette and slide labelers for identifying specimens. Our cytocentrifuges use low-speed centrifugation technology to

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

concentrate and deposit a thin layer of cells onto a microscope slide to ensure better cell capture and better preservation of cell morphology. Our tissue processors provide a fully automatic solution for tissue processing and reagent storage/handling. For efficient handling and accurate identification of histology and cytology specimens, we offer a comprehensive line of cassette and slide labelers, including a laser microwriter developed specifically for anatomical pathology which prints 1D and 2D barcodes, text, logos and graphics in 26 different fonts at a speed of 1 to 2 seconds per slide and is designed to handle high-volume workloads in clinical or research laboratories. Other histology products include a line of microtomes for paraffin or resin sectioning, cryostats for frozen sections and slide stainers for cell morphology highlights.

Thermo Fisher manufactures high-quality flat-sheet glass to produce medical disposable products such as microscope slides, plates, cover glass and microarray substrates serving the medical, diagnostics and scientific communities. We also offer specialized hydrophobic, adhesive and fluorescent slides through proprietary coating techniques.

Biosciences

Our broad range of Biosciences products and services includes fine and high-purity chemistry products; nucleic acid synthesis reagents; polymerase chain reaction and quantitative polymerase chain reaction reagents and related products; molecular biology reagents and consumables; RNA interference (RNAi) reagents; high-quality antibodies; proprietary protein analysis reagents and kits; high content screening (HCS) and analysis (HCA) products; cell-culture products and sterile liquid-handling systems. These products are used across the general chemistry and life sciences arenas primarily for scientific research and drug discovery, as well as biopharmaceutical research and production.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

Our Genomics products are focused on gene silencing, gene expression and nucleic acid amplification and detection. Our gene modulation product lines include synthetic small interfering RNA (siRNA) and viral vectors containing short hairpin RNA (shRNA) for gene silencing and complementary DNA (cDNA) vectors for gene expression. Together these technologies allow researchers to control the expression of specific genes in order to understand their function. Scientists use our PCR and QPCR reagents along with PCR reaction plates and sealing products to amplify and measure nucleic acids with high precision and sensitivity, enabling them to gain a better understanding of the control mechanisms inside a cell. We supply a number of stock and custom products through business-to-business relationships including high purity RNA and DNA synthesis reagents, high purity nucleotides, novel fluorescent dyes, dye-labeled compounds, customized PCR plastics and other molecular biology reagents. Our synthesis products are used by oligo nucleotides manufacturers in both research and the rapidly emerging nucleic acid therapeutic markets. Our Genomics offering also has a wide range of highly advanced services including genome-wide RNAi screening, RNAi in vivo technology development, high-content screening and cell line development, micro RNA profiling and custom chemical synthesis.

Our Proteomics products enable the effective and efficient study of the biology of proteins and offer cell-based assays and services for high-content pathway analysis. Scientists use our reagents and kits for protein purification, protein detection and quantitation, protein sample preparation, protein labeling, protein interaction, and related studies, providing new capabilities and sensitive and accurate results more efficiently. Our extensive offering includes more than 30,000 high-quality antibodies, peptides and proteins, including many antibodies labeled with novel fluorescent dyes. Complementing the company’s technology leadership in mass spectroscopy (MS), some of our products support a complete protein analysis workflow in MS analysis, including innovative stable isotope-based reagents. Our specialized reagent kits and assays are powerful tools for fluorescence cell-based screening and analysis of specific molecular targets and biological parameters. Together, they comprise a wide range of high content analysis (HCA) and high content screening (HCS) assays.

Our Cellular Imaging and Analysis technologies provide complete systems for high-content imaging of cells, tissues and whole organisms. This total platform includes automated imaging instruments, image analysis software, data management and bioinformatics software, coupled with reagents, laboratory automation and services to provide the life science researcher with a quantitative, automated approach to understanding the biology of cells, including stem cells, and cell systems. Applications include all aspects of the drug discovery process as well as academic and systems biology research.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

In the Research Market Channel, the Fisher Scientific catalog has been published for over 100 years and is an internationally recognized scientific supply resource. In the Research, Healthcare and Safety Market Channels, we publish more than 3 million copies of our various catalogs each year in eight different languages. Our e-commerce product references are showcased by our website, www.fishersci.com, which is a leading e-commerce site supporting the scientific research community. The website contains full product content for more than 340,000 products. We maintain an international network of warehouses in our primary markets through which we maintain inventory and coordinate product delivery. With specialized product vaults and temperature controlled storage capacity, we are able to handle the complete range of products we offer to our customers. Our transportation capabilities include our dedicated fleet of delivery vehicles as well as parcel shipping capabilities that are closely integrated with our third-party parcel carriers. Throughout the product delivery process, we provide our customers with convenient access to comprehensive electronic systems allowing for automated catalog search, product order and invoicing and payment capabilities.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

We offer a wide variety of microplate instruments for drug discovery, assay development, enzyme linked immunosorbent assay and applied testing markets. Our portfolio includes microplate detection instruments, multichannel reagent dispensing, magnetic particle purification systems, microplate washer and incubation equipment. Microplate detection instruments include UV, fluorescence, luminescence and multimode reader technologies. These instruments are designed for the analysis and optimization of assays, such as binding assays; absorption, distribution, metabolism and excretion toxicity; molecular biology assays; enzyme kinetic studies; ion-channel; and cell signaling assays. Multichannel reagent dispensing is critical to the efficiency and reproducibility of assays and we offer a flexible sample preparation system to meet the stringent requirements of reagent dispensing in pharmaceutical and biotechnology laboratories. We provide products for the purification of proteins, nucleic acids and cells in a convenient, rapid and reproducible manner using a patented magnetic particle method. The system consists of instruments, specially designed plastics and software to provide a total purification solution for customer applications.

We offer a variety of other laboratory products such as water purification systems, chillers, shakers, stirrers, hotplates, water baths, ovens, furnaces, vacuum concentrators and in a range of sizes, temperatures and configurations for life science, analytical chemistry, manufacturing and quality control applications where temperature uniformity and control are critical.

We supply internet, phone and field technical support and service for laboratory equipment including installation, maintenance, repair and training on a worldwide basis via a network of internal phone support technicians and field-based service technicians as well as third-party service providers.

Laboratory Consumables

We manufacture and sell plastics and glass consumables and certain related equipment to entities conducting scientific research, including drug discovery and drug development, quality and process control, clinical and basic research and development.

We sell sample tubes, containers and vessels, in a variety of plastics and glass and in a wide range of volumes for all types of life science, analytical and clinical analysis. Included in this offering are microwell plates ranging from a single well to 1,536 wells for applications ranging from tissue culture to primary and secondary screening in drug discovery. The geometry of the wells, the type of plastic resin, the surface treatments or filtration membrane in the devices vary to serve a number of applications for maximizing cell growth, sample concentration within the well or reduce background fluorescence or non-specific binding.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

    We have tubes specific to centrifugation in various sizes to fit the volume and centrifugal speed requirements of the sample. In addition, we sell sample storage vials and organization systems for ultralow temperature and cryogenic storage, offering specific products for low protein binding and low DNA binding.

We also provide tissue culture filtration and growth vessels. Our products are used by researchers for growth of tissue culture and can be scaled up to biomanufacturing of vaccines or monoclonal antibodies using Cell Factory products. The sterility of samples and growth media is critical to the viability of the cells.

We sell a broad range of chromatography consumables for both liquid and gas chromatography. These consumables represent a complete consumable workflow solution from sample collection to sample preparation to sample handling to sample analysis. These products include HPLC columns, GC columns, auto-sampler vials and general chromatography accessories.

Laboratory Workstations

We are a major supplier of laboratory workstations and fume hoods for either new construction or laboratory renovation. Our product offerings include steel, wood and plastic laminate casework systems, adaptable furniture systems, chemical ventilation fume hoods and chemical storage cabinets and various other laboratory fixtures and accessories.

Customer Channels

Our Customer Channels platform serves academic, pharmaceutical, biotech, government, industrial and healthcare customers through our Fisher Scientific, Fisher HealthCare, Fisher Safety, Fisher Science Education and Cole-Parmer offerings. Our Fisher Scientific offerings include a wide range of products and services from a single source designed to allow our customers to engage more accurately and efficiently in laboratory research and development throughout the world. We provide products and solutions focused on the collection, transportation and analysis of biological samples through our Fisher HealthCare offerings. We also provide safety-related products through our Fisher Safety offerings including cleanroom and controlled-environment supplies, personal protective equipment, firefighting, military and first responder equipment and supplies, and environmental monitoring and sampling equipment. Our Fisher Science Education offerings include science related educational and laboratory products for the K – 12 and secondary education market. Our Cole-Parmer offerings include a wide variety of laboratory and industrial fluid handling products, instrumentation, equipment, and supplies. In addition to our broad product portfolio, we offer a variety of specialized services to our customers through our Managed Services team. Services provided to customers include dedicated logistics personnel who manage inventory and provide desktop delivery, coordinate instrument calibration and service, facilitate glass washing, provide on-site customer service and deliver other services that allow our customers to focus on their core research and business activities.

We go to market through our broad sales force, global network of resellers and distributors, printed catalogs, and state-of-the-art website. We maintain a global sales force of over 1,500 personnel, augmented by a large global network of resellers and distributors. Our print catalogs range from hardcopy volumes that include detailed descriptions of over 45,000 products to industry-specific catalogs targeted to customers in such industries as wine-testing, food safety and controlled environments. In addition to our print catalogs, we maintain an on-line catalog via our www.fishersci.com website that allows our customers to search our product portfolio and purchase over 870,000 products on-line.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

Research Market Channel

Our Research Market Channel offerings include a wide range of products and services from a single source designed to allow our customers to engage more accurately and efficiently in laboratory research and development throughout the world. Our customers represent all industries requiring any level of laboratory research, including but not limited to the medical research, pharmaceutical, biotech, food and agriculture, government, academic and manufacturing industries.

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

Our print catalog consists of more than 45,000 products. Beyond this catalog, we offer our customers access to an additional 829,000 products. Our e-commerce website, www.fishersci.com, has been an industry-leading online ordering and reference tool since its inception in the 1990s.

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

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

BioPharma Services

Our BioPharma Services offerings include global services for pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, multi-lingual and specialized labeling and distribution for phase I through phase IV clinical trials, analytical testing, biological-specimen management, as well as specialty pharmaceutical logistics and clinical supply-chain management. Thermo Fisher’s biorepository business provides temperature-controlled repository services for pharmaceutical, biotechnology, university, government, clinical and blood-processing customers. Our biorepository services business stores millions of pharmacological and biospecimen samples at commercial sites. Additional services include inventory management, validation, business continuity, and repository management and transportation capabilities resulting in a complete cold chain sample management solution.

Services are offered throughout the world, with operations in the United States, United Kingdom, Switzerland, India, Latin America, China, Ireland, Singapore, Japan and Russia.

Sales and Marketing

We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce, third-party distributors and various catalogs.

We have approximately 9,800 sales and service personnel including over 1,000 highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with product standardization and other supply-chain-management services to reduce procurement costs.

New Products and Research and Development

Our business includes the development and introduction of new products and may include entry into new business segments. We are not currently committed to any new products that require the investment of a material amount of our funds, nor do we have any definitive plans to enter new businesses that would require such an investment.

During 2009, 2008 and 2007, we spent $246.1 million, $249.1 million and $238.7 million, respectively, on research and development.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

Seasonal Influences

Revenues in the fourth calendar quarter are historically stronger than in the other quarters due to capital spending patterns of industrial, pharmaceutical and government customers. Sales of flu tests and related diagnostic products vary quarter to quarter and year to year based on the severity and duration of flu season.

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

Backlog

Our backlog of firm orders at year-end 2009 and 2008 was as follows:

(In millions)	2009	2008

Analytical Technologies	$857.0	$777.3
Laboratory Products and Services	480.8	438.9

	$1,337.8	$1,216.2

We believe that virtually all of our backlog at the end of 2009 will be filled during 2010.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

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

We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $23 million at December 31, 2009. The liability for environmental matters associated with Fisher was recorded at the date of merger at its fair value and as such was discounted to its net present value.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

Number of Employees

As of December 31, 2009, we had approximately 35,400 employees.

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

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marc N. Casper	41	President and Chief Executive Officer (2001)
Gregory J. Herrema	44	Senior Vice President (2008)
Seth H. Hoogasian	55	Senior Vice President, General Counsel and Secretary (2001)
Alan J. Malus	50	Senior Vice President (2006)
Edward A. Pesicka	42	Senior Vice President (2008)
Stephen G. Sheehan	54	Senior Vice President, Human Resources (2003)
Yuh-Geng Tsay	61	Senior Vice President (2008)
Peter M. Wilver	50	Senior Vice President and Chief Financial Officer (2003)
Peter E. Hornstra	50	Vice President and Chief Accounting Officer (2001)

Mr. Casper was appointed President and Chief Executive Officer in October 2009. He was Chief Operating Officer from May 2008 to October 2009 and Executive Vice President from November 2006 to October 2009. He was Senior Vice President from December 2003 to November 2006. He was President, Life and Laboratory Sciences from December 2001 to March 2005.

Mr. Herrema was appointed Senior Vice President of Thermo Fisher Scientific and President of Analytical Instruments in May 2008. He was President, Scientific Instruments from May 2006 to October 2009. He was President, Environmental Instruments from January 2002 to May 2006.

Mr. Hoogasian was appointed Senior Vice President in November 2006, Secretary in 2001 and General Counsel in 1992. He was Vice President from 1996 to November 2006.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.    Business (continued)

Mr. Malus was appointed President of Laboratory Products in July 2008 and Senior Vice President of Thermo Fisher Scientific in November 2006. Prior to Thermo’s merger with Fisher, Mr. Malus was group president of distribution and services for Fisher, where he focused on growing the company’s customer channel businesses serving research, healthcare, education and safety markets. Mr. Malus joined Fisher in 1998 and served in a variety of management roles.

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

Dr. Tsay was appointed Senior Vice President of Thermo Fisher Scientific and President, Specialty Diagnostics in May 2008. He was President, Diagnostics from November 2006 to May 2008. Prior to Thermo’s merger with Fisher, Dr. Tsay was Fisher’s Group President of Immunodiagnostics and he previously led the immunodiagnostics business within Apogent Technologies, which was acquired by Fisher in 2004.

Mr. Wilver was appointed Senior Vice President in November 2006 and Chief Financial Officer in October 2004. He was Vice President from October 2004 to November 2006.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1A.         Risk Factors (continued)

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions including the global recession could adversely impact our business in 2010 and beyond, resulting in:

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1A.         Risk Factors (continued)

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2009, our international revenues from continuing operations, including export revenues from the United States, accounted for a significant percentage of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2009, currency translation had an unfavorable effect on revenues of our continuing operations of $211 million due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.

Healthcare reform legislation could adversely impact us. The U.S. Congress is debating healthcare reform that could have an adverse impact on us. Some of the potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the delivery or pricing of healthcare services or products or mandated benefits, may cause healthcare-industry participants to purchase fewer of our products and services or to reduce the prices they are willing to pay for our products or services. Changes in tax laws relating to healthcare reform, such as the proposal in the bill approved by the House of Representatives that would assess an annual tax on revenue from the sale of medical devices, would have an adverse impact on our results of operations.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.         Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $8.98 billion and $1.33 billion, respectively, as of December 31, 2009. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

Financial Statement Index

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1A.         Risk Factors (continued)

We rely heavily on manufacturing operations to produce the products we sell, and our business could be adversely affected by disruptions of our manufacturing operation. We rely upon our manufacturing operations to produce many of the products we sell. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.

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

Unforeseen problems with the implementation and maintenance of our information systems or system failures at certain of our sites could interfere with our operations. As a part of the effort to upgrade our current information systems, we are implementing new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

We also rely on our technology infrastructure, among other functions, to interact with suppliers, sell our products and services, fulfill orders and bill, collect and make payments, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise conduct business. Our systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1A.         Risk Factors (continued)

Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2009, we had approximately $2.18 billion in outstanding indebtedness. In addition, we had the ability to borrow an additional $946 million under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.            Properties

The location and general character of our principal properties by segment as of December 31, 2009, are as follows:

Analytical Technologies

We own approximately 4.0 million square feet of office, engineering, laboratory and production space, principally in New Jersey, Wisconsin, Virginia, Utah and California within the U.S., and in Germany, England and Switzerland. We lease approximately 3.3 million square feet of office, engineering, laboratory and production space, principally in California, Massachusetts, Texas, Kansas and Michigan within the U.S., and in England, China, Finland, Germany and Australia, under various leases that expire between 2010 and 2029.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 2.            Properties (continued)

Laboratory Products and Services

We own approximately 6.8 million square feet of office, engineering, laboratory and production space, principally in Wisconsin, New York, Pennsylvania, Illinois and North Carolina within the U.S., and in England Germany, Canada, Denmark and France. We lease approximately 4.6 million square feet of office, engineering, laboratory and production space, principally in California, Pennsylvania, Illinois, Maryland, Georgia and New Jersey within the U.S. and in Australia, Mexico, Germany, England and Finland, under various leases that expire between 2010 and 2038.

Corporate Headquarters

We own approximately 81,000 square feet of office space in Massachusetts. We also lease approximately 54,000 square feet of office space principally in Pennsylvania and Massachusetts under various leases that expire between 2010 and 2016.

We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2010 or 2011, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.            Legal Proceedings

Our business involves a risk of product liability and other claims in the ordinary course of business. We are a party to various lawsuits and legal proceedings, including individual and consolidated multi-party product liability actions for products we may have distributed or manufactured. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions. We believe that some of the costs incurred in defending and ultimately disposing of many of these claims for personal injury and other matters may be covered in part by insurance policies maintained by certain insurance carriers or subject to indemnification by our suppliers or purchasers. Management, after review and consideration with counsel, considers that any ultimate liability with respect to these matters should not have a material adverse effect on our results of operations, financial position or cash flows. While liabilities arising from potential future claims could become material, we currently believe, on the basis of our claims history and related factors, that such potential future claims are not likely to have a material impact on our business, financial condition and results of operations. Actual costs incurred will depend on the solvency of our insurance carriers, the degree of coverage with respect to any particular claim, our success in litigating these claims and the solvency of third parties who may be jointly and severally liable. See “Item 1 – Business – Environmental Matters,” for legal proceedings involving certain environmental matters.

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

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during our 2009 fourth fiscal quarter.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2009 and 2008, as reported in the consolidated transaction reporting system.

	2009		2008
	High	Low	High	Low

First Quarter	$40.34	$32.02	$58.01	$46.63
Second Quarter	42.47	30.83	59.87	52.73
Third Quarter	47.74	37.50	62.77	52.67
Fourth Quarter	49.70	42.86	56.42	26.65

The closing price of the company’s common stock on December 31, 2009 and 2008, was $47.69 and $34.07, respectively.

Holders of Common Stock

As of February 5, 2010, the company had 7,073 holders of record of its common stock. This does not include holdings in street or nominee names.

Dividend Policy

The company has never paid cash dividends and currently does not expect to pay cash dividends in the foreseeable future. Payment of dividends is at the discretion of the company’s Board of Directors and will depend upon, among other factors, the company’s earnings, capital requirements and financial condition.

Issuer Purchases of Equity Securities

No shares were repurchased in the company’s fourth quarter of 2009.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.
Item 6.	Selected Financial Data

(In millions except per share amounts)	2009 (a)	2008 (b)	2007 (c)	2006 (d)	2005 (e)

Statement of Income Data
Revenues	$10,109.7	$10,498.0	$9,746.4	$3,791.6	$2,633.0
Operating Income	1,048.9	1,229.4	974.4	242.0	263.5
Income from Continuing Operations	851.3	975.4	766.9	164.1	198.3
Net Income	850.3	980.9	748.4	166.7	223.2
Earnings per Share from Continuing Operations:
Basic	2.06	2.33	1.82	.84	1.23
Diluted	2.01	2.24	1.73	.81	1.21
Earnings per Share:
Basic	2.06	2.34	1.77	.85	1.38
Diluted	2.01	2.25	1.69	.83	1.36

Balance Sheet Data
Working Capital	$2,891.6	$2,805.7	$1,763.7	$1,507.2	$562.2
Total Assets	21,625.0	21,090.0	21,207.4	21,262.2	4,251.6
Long-term Obligations	2,064.0	2,003.2	1,983.7	2,097.8	468.6
Shareholders' Equity	15,430.9	14,926.5	14,463.6	13,879.1	2,793.3

On January 1, 2009, the company adopted new rules concerning i) accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement and ii) determining whether instruments granted in share-based payment transactions are participating securities. The above summary consolidated financial data reflects the retroactive presentation of prior periods to conform to the current accounting as required by both rules. The caption “restructuring and other costs” in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition and, in 2009, charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.

(a)
Reflects a $69.0 million pre-tax charge for restructuring and other costs; an after-tax loss of $1.0 million related to the company’s discontinued operations; and the repurchase of $414.6 million of the company’s common stock.

(b)
Reflects a $36.9 million pre-tax charge for restructuring and other costs; an after-tax gain of $5.5 million related to the company’s discontinued operations; and the repurchase of $187.4 million of the company’s common stock.

(c)
Reflects a $91.4 million pre-tax charge for restructuring and other costs; an after-tax loss of $18.5 million related to the company’s discontinued operations; and the repurchase of $898.0 million of the company’s common stock.

(d)
Reflects completion of the merger with Fisher on November 9, 2006, including issuance of common stock. Also reflects a $123.3 million pre-tax charge for restructuring and other costs; a charge of $36.7 million for acceleration of vesting of stock-based compensation as a result of the Fisher merger; and after-tax income of $2.6 million related to the company’s discontinued operations.

(e)
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

Overview of Results of Operations and Liquidity

The company develops, manufactures and sells a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own technologies and by making strategic acquisitions of complementary businesses. The company’s continuing operations fall into two business segments: Analytical Technologies and Laboratory Products and Services. During each of the first quarters of 2009 and 2008, the company transferred management responsibility and related financial reporting and monitoring for a small product line between segments. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Segment information for all periods presented has been reclassified to reflect these transfers. Revenues in the fourth quarter are historically stronger than in other quarters due to capital spending patterns of industrial, pharmaceutical and government customers.

(Dollars in millions)	2009		2008

Revenues
Analytical Technologies	$4,153.9	41.1%	$4,468.6	42.6%
Laboratory Products and Services	6,426.6	63.6%	6,455.2	61.5%
Eliminations	(470.8)	(4.7)%	(425.8)	(4.1)%

	$10,109.7	100%	$10,498.0	100%

Sales in 2009 were $10.11 billion, a decrease of $388 million from 2008. Aside from the effects of currency translation and acquisitions, net of divestitures (discussed in total and by segment below), revenues decreased from 2008 revenues by $342 million (3%) due to lower revenues at existing businesses as a result of decreased demand, offset in part by price increases. Sales of equipment and, to a lesser extent, services were particularly affected as the company believes customers reduced purchases due to the global market downturn. Sales of consumables grew modestly, however, and were not as significantly affected by the severe economic conditions.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2009 and 2008. The principal acquisitions in 2009 were Biolab, an Australia-based provider of analytical instruments, life science consumables and laboratory equipment in April 2009 and B.R.A.H.M.S. AG, a leading provider of specialty diagnostic tests based on patented biomarkers for sepsis, cardiovascular and pulmonary diseases, as well as intensive care treatments and prenatal screening in October 2009. Biolab broadened the geographic reach of the company’s customer channels. BRAHMS increased the breadth of the company’s specialty diagnostics portfolio and provided a significant reagent manufacturing center in Europe.

In 2009, operating income and operating income margin were $1.05 billion and 10.4%, respectively, compared with $1.23 billion and 11.7%, respectively, in 2008. The decrease in operating income was due to lower profitability at existing businesses resulting from decreased revenues offset in part by price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. In addition, restructuring and other costs increased $32 million in 2009 due primarily to a pension plan curtailment gain in the 2008 period and, to a lesser extent, increased cost reduction measures in 2009 due to the economic downturn.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview of Results of Operations and Liquidity (continued)

The company’s effective tax rates were 8.2% and 13.5% in 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to reduced earnings in higher tax jurisdictions. The tax provision in 2009 was favorably affected by $5.5 million or 0.6 percentage points resulting from the reversal of a tax reserve established at acquisition and the impact on deferred tax balances of newly enacted tax rates. The company expects its effective tax rate in 2010 will be between 17% and 19% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax provision in 2008 was favorably affected by $28 million or 2.5 percentage points resulting from the impact on deferred tax balances of a change in the apportionment of state rates and newly enacted reductions in tax rates in Switzerland.

Income from continuing operations decreased to $851 million in 2009, from $975 million in 2008, primarily due to the items discussed above that decreased operating income, offset in part by a lower tax rate.

During 2009, the company’s cash flow from operations totaled $1.66 billion, compared with $1.42 billion for 2008. The increase resulted primarily from decreased investment in working capital items, particularly accounts receivable and inventories.

As of December 31, 2009, the company’s outstanding debt totaled $2.18 billion, of which approximately $0.66 billion is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. As of December 31, 2009, $340 million of the convertible debt was currently convertible. During 2009 and early 2010, holders of debentures totaling $68 million in par value exercised conversion rights. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. For any holders electing to convert in 2010, the company intends to draw on its revolving credit facility to fund any principal payments in excess of $113 million which has been classified as a current liability in the accompanying balance sheet. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $946 million at December 31, 2009.

The company believes that its existing cash and short-term investments of $1.57 billion as of December 31, 2009, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to equity investments, bad debts, sales returns, inventories, business combinations, intangible assets and goodwill, warranty obligations, income taxes, pension costs, contingencies and litigation, stock-based compensation, restructuring and sale of businesses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates (continued)

The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)       Accounts Receivable

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $47 million at December 31, 2009. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

(b)       Inventories

The company writes down its inventories for estimated excess quantities and obsolescence based on differences between the cost and estimated net realizable value taking into consideration usage in the preceding 12 months, expected demand and any other information that is relevant to the judgment. If ultimate usage or demand varies significantly from expected usage or demand, additional writedowns may be required.

(c)       Intangible Assets and Goodwill

The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of the company’s acquisitions is assigned to intangible assets that require the use of significant judgment in determining (i) fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Amortizable intangible assets totaled $5.01 billion at December 31, 2009. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $8.98 billion and $1.33 billion, respectively, at December 31, 2009. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates (continued)

The company’s businesses were adversely affected in 2009 by the global economic downturn, although results progressively improved during the year. Projections of profitability for 2010 and thereafter and indicated fair values based on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at December 31, 2009. There can be no assurance, however, that indicators of economic recovery will continue into 2010 and that a prolonged downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

(d)       Other Long-lived Assets

The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $1.77 billion at December 31, 2009, including $1.33 billion of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

(e)       Revenues

In instances where the company sells equipment with a related installation obligation, the company generally recognizes revenue related to the equipment when title passes. The company recognizes revenue related to the installation when it performs the installation. The allocation of revenue between the equipment and the installation is based on relative fair value at the time of sale. Should the fair value of either the equipment or the installation change, the company’s revenue recognition would be affected. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery of all elements is completed.

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

The company’s software license agreements generally include multiple products and services, or “elements.” The company recognizes software license revenue based on the residual method after all elements have either been delivered or vendor specific objective evidence (VSOE) of fair value exists for any undelivered elements. In the event VSOE is not available for any undelivered element, revenue for all elements is deferred until delivery of all elements is completed. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract. VSOE of fair value of software maintenance and support is determined based on the price charged for the maintenance and support when sold separately. Revenues from training and consulting services are recognized as services are performed, based on VSOE, which is determined by reference to the price customers pay when the services are sold separately.

The company records reductions to revenue for estimated product returns by customers. Should a greater or lesser number of products be returned, additional adjustments to revenue may be required.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates (continued)

(f)        Warranty Obligations

At the time the company recognizes revenue, it provides for the estimated cost of product warranties in cost of product revenues based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $45 million at December 31, 2009. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

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

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $164.8 million at December 31, 2009. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $28 million at December 31, 2009. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company’s tax provision would result.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates (continued)

(h)       Contingencies and Litigation

The company records accruals for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and or external legal counsel and actuarial estimates. Reserves of acquired businesses, including environmental reserves, were initially recorded at fair value and discounted to their net present value. Additionally, the company records receivables from third-party insurers when recovery has been determined to be probable.

(i)        Pension and Other Retiree Benefits

Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $16 million in 2009. The company’s unfunded benefit obligation totaled $225 million at year-end 2009 compared with $303 million at year-end 2008. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $2 million and an increase in the benefit obligation of approximately $85 million.

The company expects to contribute between $20 and $30 million to its defined benefit pension plans in 2010.

(j)        Stock-based Compensation

The fair value of most stock options granted by the company is estimated using the Black-Scholes option pricing model. For option grants and restricted stock units that require achievement of both service and market conditions, a lattice model is used to estimate fair value. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the company’s stock. The expected lives of option grants through 2007 were estimated using the simplified method for “plain vanilla” options. Thereafter, historical data on exercise patterns became the basis for determining the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. The company estimates forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates (continued)

(k)       Restructuring Costs

The company records restructuring charges for the cost of vacating facilities based on future lease obligations net of expected sub-rental income. The company’s accrued restructuring costs for abandoned facilities totaled $7 million at December 31, 2009. Should actual cash flows associated with sub-rental income from vacated facilities vary from estimated amounts, adjustments may be required.

(l)        Assets Held for Sale

The company estimates the expected proceeds from any assets held for sale and, when necessary, records losses to reduce the carrying value of these assets to estimated realizable value. Should the actual or estimated proceeds, which would include post-closing purchase price adjustments, vary from current estimates, results could differ from expected amounts.

Results of Operations

2009 Compared With 2008

Continuing Operations

Sales in 2009 were $10.11 billion, a decrease of $388 million from 2008. The unfavorable effects of currency translation resulted in a decrease in revenues of $211 million in 2009. Sales increased $165 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues decreased $342 million (3%) primarily a result of decreased demand which the company believes was due to economic uncertainty offset in part by price increases, as described by segment below. Sales of equipment and, to a lesser extent, services were particularly affected as the company believes customers reduced purchases due to the global market downturn. Sales of consumables grew modestly, however, and were not as significantly affected by the severe economic conditions. Sales were down in North America and Europe but grew modestly in Asia.

In the latter part of 2009, the dollar weakened against other major currencies in which the company sells products and services. Weakening of the dollar had a favorable effect on revenues of the company of approximately 3% in the fourth quarter of 2009 compared with the fourth quarter of 2008.

In 2009, operating income and operating income margin were $1.05 billion and 10.4%, respectively, compared with $1.23 billion and 11.7%, respectively, in 2008. The decrease in operating income was due to lower profitability at existing businesses resulting from decreased revenues offset in part by price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. In addition, restructuring and other costs increased $32 million in 2009 due primarily to a pension plan curtailment gain in the 2008 period and, to a lesser extent, increased cost reduction measures in 2009 due to the economic downturn.

In 2009, the company recorded restructuring and other costs, net, of $69 million, including $7 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $2 million of charges to selling, general and administrative expenses for transaction costs related to the acquisitions of Biolab and B.R.A.H.M.S. on April 30, and October 1, 2009, respectively, offset in part by a gain primarily for settlement of certain pre-merger Fisher product liability-related matters. The company incurred $62 million of cash costs, primarily for actions in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred a $2 million loss on an abandoned facility held for sale that was sold in July 2009 and a $3 million charge

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

for pension termination benefits, offset by a $7 million gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher in 2006 (Note 14). In 2008, the company recorded restructuring and other costs, net, of $37 million, including $2 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $38 million of cash costs primarily for severance to reduce headcount at several businesses in response to economic uncertainty and a decline in financial markets and for abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded a $7 million charge for the impairment of acquisition-related intangible assets associated with a small business unit acquired as part of Fisher, a $5 million loss from a litigation-related matter assumed as part of the merger with Fisher, a $3 million net loss on the sale of businesses and a $3 million charge for in-process research and development at an acquired business. These charges were offset by a $19 million gain on the curtailment of part of a pension plan in the U.S.

As of February 26, 2010, the company has identified restructuring actions that will result in additional charges of approximately $38 million in 2010 and expects to identify additional actions during 2010. The restructuring actions initiated in 2009 resulted in annual cost savings of approximately $107 million, including $59 million for actions taken through the end of 2009 and $48 million for actions that have been approved and will be completed in 2010. Of the $107 million of total savings, $63 million is in the Analytical Technologies segment and $44 million is in the Laboratory Products and Services segment. The restructuring actions initiated in 2008 resulted in annual cost savings beginning in the second half of 2008 and early 2009 of approximately $34 million, including $26 million in the Analytical Technologies segment and $8 million in the Laboratory Products and Services segment.

The company's revenues and profitability decreased in 2009 compared to 2008 although results progressively improved during 2009. The company believes the decreases were primarily due to the global economic downturn. There can be no assurance that indicators of economic recovery will continue into 2010 and that a prolonged downturn will not affect the company's projections of profitability for 2010 and future years. If actual results decrease materially from projected results, impairment of goodwill and acquisition-related intangible assets could occur. These assets totaled $8.98 billion and $6.34 billion, respectively, at December 31, 2009.

Segment Results

The company’s management evaluates segment operating performance using operating income before certain charges/credits to cost of revenues and selling, general and administrative expenses, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; and amortization of acquisition-related intangible assets. The company uses these measures because it helps management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining compensation (Note 3). Accordingly, the following segment data is reported on this basis.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

(Dollars in millions)	2009	2008	Change

Revenues
Analytical Technologies	$4,153.9	$4,468.6	(7)%
Laboratory Products and Services	6,426.6	6,455.2	0%
Eliminations	(470.8)	(425.8)	11%

Consolidated Revenues	$10,109.7	$10,498.0	(4)%

Segment Income
Analytical Technologies	$837.3	$955.3	(12)%
Laboratory Products and Services	877.6	913.8	(4)%

Subtotal Reportable Segments	1,714.9	1,869.1	(8)%

Cost of Revenues Charges	(6.7)	(1.5)
Selling, General and Administrative Charges, Net	(1.5)	—
Restructuring and Other Costs, Net	(60.8)	(35.4)
Amortization of Acquisition-related Intangible Assets	(597.0)	(602.8)

Consolidated Operating Income	$1,048.9	$1,229.4	(15)%

Income from the company’s reportable segments decreased 8% to $1.71 billion in 2009 due primarily to lower profitability at existing businesses, resulting from decreased revenues offset in part by price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions. The company also refers to this measure as adjusted operating income.

   Analytical Technologies

(Dollars in millions)	2009	2008	Change

Revenues	$4,153.9	$4,468.6	(7)%

Operating Income Margin	20.2%	21.4%	(1.2)

Sales in the Analytical Technologies segment decreased $315 million to $4.15 billion in 2009. The unfavorable effects of currency translation resulted in a decrease in revenue of $92 million in 2009. Sales increased $44 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues decreased $267 million (6%) primarily due to lower demand offset in part by increased prices. Demand in industrial markets for environmental and process control instruments was particularly weak, which the company believes was due to the global economic downturn. The decrease in sales of these products was offset in part by higher demand for bioscience offerings and diagnostic products, including flu tests.

Operating income margin was 20.2% in 2009 and 21.4% in 2008. The decrease resulted from lower profitability from decreased revenues, offset in part by price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

   Laboratory Products and Services

(Dollars in millions)	2009	2008	Change

Revenues	$6,426.6	$6,455.2	0%

Operating Income Margin	13.7%	14.2%	(0.5)

Sales in the Laboratory Products and Services segment decreased $29 million to $6.43 billion in 2009. The unfavorable effects of currency translation resulted in a decrease in revenues of $128 million in 2009. Sales increased $121 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues decreased $22 million primarily due to a decrease in sales of products purchased from a supplier discussed below, offset in part by increased prices. Demand for laboratory equipment was weak as the company believes customers reduced purchases due to the global economic downturn, however, this was more than offset by higher demand for products purchased through the company’s research market and healthcare market channels.

In July 2008, the company and a significant supplier of its healthcare market channel extended an existing agreement for two years through 2010. Under the revised agreement, the company’s revenues from the sale of products purchased from the supplier decreased $61 million in 2009 to $205 million. In November 2009, the supplier notified the company that it intended to cease the current arrangement. The company believes this was in part a response to the company’s strategic decision to expand its product offerings to provide its customers with a broader menu of diagnostic solutions. As a result of the supplier terminating this agreement, the company expects sales of related products to be approximately $75 million in 2010 and none thereafter. The company has signed an agreement with an alternative supplier of laboratory products and expects to sell approximately $40 million of these and other products from the new supplier in 2010, offsetting a portion of the anticipated drop in revenue.

Operating income margin decreased to 13.7% in 2009 from 14.2% in 2008, primarily due to lower profitability from decreased revenues, offset in part by price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

Other Expense, Net

The company reported other expense, net, of $122 million and $101 million in 2009 and 2008, respectively (Note 4). Interest income decreased to $16 million in 2009 from $52 million in 2008 primarily due to lower interest rates on invested cash balances. Interest expense decreased to $118 million from $152 million in 2008 primarily as a result of a reduction in average debt and lower interest rates on variable rate debt. In 2009, other expense, net, includes a $15 million loss on the early extinguishment of debt (Note 9).

Provision for Income Taxes

The company’s effective tax rates were 8.2% and 13.5% in 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to reduced earnings in higher tax jurisdictions. The tax provision in 2009 was favorably affected by $5.5 million or 0.6 percentage points resulting from the reversal of a tax reserve established at acquisition and the impact on deferred tax balances of newly enacted tax rates. The company expects its effective tax rate in 2010 will be between 17% and 19% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax provision in 2008 was favorably affected by $28 million or 2.5 percentage points resulting from the impact on deferred tax balances of a change in the apportionment of state rates and newly enacted reductions in tax rates in Switzerland.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

Contingent Liabilities

At the end of 2009, the company was contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome in one or more of the matters described under “Litigation and Related Contingencies” in Note 10 could materially affect the company’s financial position as well as its results of operations and cash flows.

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

In December 2007, the FASB revised the accounting rules concerning business combinations. This revised guidance does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The rules require that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price is recorded at its initial fair value and then re-measured periodically through adjustments to net income. The revised guidance was effective for the company, on a prospective basis, beginning January 1, 2009. There was no impact upon adoption; however, the rule changes may materially affect the accounting for any future business combinations.

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

In May 2008, the FASB issued new rules on the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement of such debt instruments. The rules require the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The new guidance was effective for the company beginning January 1, 2009. The rules required adjustment of prior periods to conform to current accounting. The company’s cash payments for interest have not been affected, but adoption increased the company’s reported interest expense for all periods presented in a manner that reflects interest rates of similar non-convertible debt. Interest expense in 2008 and 2007, as adjusted for adoption of this rule, increased $22 million and $21 million, respectively, over the previously reported amounts.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

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

In December 2008, the FASB issued guidance which requires additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans. This rule expands current disclosures of defined benefit pension and postretirement plan assets to include information regarding the fair value measurements of plan assets. The guidance was effective for the company beginning in January 2009 and the additional disclosures have been made.

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

In April 2009, the FASB issued guidance on providing interim disclosures about fair value of financial instruments. This new guidance requires the fair value disclosures that were previously disclosed only annually to be disclosed now on an interim basis. This guidance was effective for the company in the second quarter of 2009, and the additional disclosures have been made.

In May 2009, the FASB issued a pronouncement on subsequent event accounting that establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the company’s second quarter 2009, and there was no effect from adoption.

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

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple customer deliverables and for software-enabled products. The new rule pertaining to arrangements under which the company has multiple customer deliverables provides an alternative method for establishing the fair value of a deliverable when vendor specific objective evidence does not exist. The guidance requires the determination of the best estimate of selling price to separate deliverables and allows the allocation of the customer’s consideration using this relative

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

selling price model. The new guidance pertaining to software-enabled products revised the existing software accounting guidance to exclude equipment where the software is more than incidental to the value of the product. Upon adoption of the new standard, such equipment will be accounted for under revenue recognition criteria applicable to equipment instead of that applicable to software. Both of these new rules can be prospectively applied beginning January 1, 2011 or can be early or retrospectively adopted. The company expects to adopt both of these new rules effective January 1, 2010. Adoption of these new standards is not expected to materially affect the company’s financial statements.

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

Restructuring and other costs were recorded during 2008 and 2007. In 2008, the company recorded restructuring and other costs, net, of $37 million, including $2 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $38 million of cash costs primarily for severance to reduce headcount at several businesses in response to economic uncertainty and a decline in financial markets and for abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded a $7 million charge for the impairment of acquisition-related intangible assets associated with a small business unit acquired as part of Fisher, a $5 million loss from a litigation-related matter assumed as part of the merger with Fisher, a $3 million net loss on the sale of businesses and a $3 million charge for in-process research and development at an acquired business. These charges were offset by a $19 million gain on the curtailment of part of a pension plan in the U.S. In 2007, the company recorded restructuring and other costs, net, of $91 million,

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

including $49 million of charges to cost of revenues, substantially all related to the sale of inventories revalued at the date of acquisition (principally Fisher). The company incurred $40 million of cash costs, primarily for severance, abandoned facilities and relocation expenses at businesses that have been consolidated. The company also recorded $2 million of loss on sale of a small business unit. The restructuring actions initiated in 2007 resulted in annual cost savings of approximately $11 million, primarily in the Analytical Technologies segment.

Segment Results

(Dollars in millions)	2008	2007	Change

Revenues
Analytical Technologies	$4,468.6	$4,179.1	7%
Laboratory Products and Services	6,455.2	5,913.1	9%
Eliminations	(425.8)	(345.8)	23%

Consolidated Revenues	$10,498.0	$9,746.4	8%

Segment Income
Analytical Technologies	$955.3	$823.6	16%
Laboratory Products and Services	913.8	813.3	12%

Subtotal Reportable Segments	1,869.1	1,636.9	14%

Cost of Revenues Charges	(1.5)	(49.2)
Restructuring and Other Costs, Net	(35.4)	(42.2)
Amortization of Acquisition-related Intangible Assets	(602.8)	(571.1)

Consolidated Operating Income	$1,229.4	$974.4	26%

Income from the company’s reportable segments increased 14% to $1.87 billion in 2008 due primarily to higher profitability at existing businesses, resulting from incremental revenues including price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions. This improvement was offset in part by higher commodity prices.

   Analytical Technologies

(Dollars in millions)	2008	2007	Change

Revenues	$4,468.6	$4,179.1	7%

Operating Income Margin	21.4%	19.7%	1.7

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

Operating income margin was 21.4% in 2008 and 19.7% in 2007. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including global sourcing and lower operating costs following restructuring actions.

   Laboratory Products and Services

(Dollars in millions)	2008	2007	Change

Revenues	$6,455.2	$5,913.1	9%

Operating Income Margin	14.2%	13.8%	0.4

Sales in the Laboratory Products and Services segment increased $542 million to $6.46 billion in 2008. The favorable effects of currency translation resulted in an increase of $39 million in 2008. Sales increased $163 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $340 million primarily due to higher demand and, to a lesser extent, increased prices. Sales made through the segment’s research market and healthcare market channels and revenues from the company’s biopharma services were particularly strong. These increases in revenue were offset in part by lower sales in early 2008 made through the segment’s safety market channel. The safety market channel sales are in part dependent on expenditures for homeland security that vary based on government spending priorities.

Operating income margin increased to 14.2% in 2008 from 13.8% in 2007, primarily due to profit on incremental revenue and, to a lesser extent, price increases and productivity improvements, including global sourcing and lower operating costs following restructuring actions, offset in part by the impact of inflation on commodities such as raw resin, steel and plastics as well as higher fuel and freight costs.

Other Expense, Net

The company reported other expense, net, of $101 million and $114 million in 2008 and 2007, respectively. Other expense, net, includes interest income, interest expense, gain on investments, net, equity in earnings of unconsolidated subsidiaries and other items, net. The decrease was primarily due to $9 million of lower interest expense as a result of reduced market rates on variable rate debt and redemption of $129 million of long-term debt due in October 2008.

Provision for Income Taxes

The company’s effective tax rate was 13.5% and 10.9% in 2008 and 2007, respectively. The tax provision in 2008 was favorably affected by $28 million or 2.5 percentage points resulting from the impact on deferred tax balances of a change in the apportionment of state tax rates and newly enacted reductions in tax rates in Switzerland. Aside from the impact of these items, the tax rate was unfavorably affected by an increase in income in higher tax jurisdictions. The tax provision in 2007 was favorably affected by $32 million or 3.7 percentage points resulting from enacted reductions in tax rates in the United Kingdom, Denmark, Canada and Germany on the company’s deferred tax balances.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

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

Liquidity and Capital Resources

Consolidated working capital was $2.89 billion at December 31, 2009, compared with $2.81 billion at December 31, 2008. The increase was primarily due to an increase in cash. Included in working capital were cash, cash equivalents and short-term investments of $1.57 billion at December 31, 2009 and $1.29 billion at December 31, 2008.

2009

Cash provided by operating activities was $1.66 billion during 2009. Decreases in accounts receivable and inventory provided cash of $127 million and $108 million, respectively. A decrease in accounts payable used cash of $45 million. The decrease in accounts receivable resulted primarily from improved collections and the decrease in inventories resulted primarily from increased fourth quarter shipments in 2009 over the fourth quarter of 2008. The decrease in accounts payable was primarily due to the timing of payments. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $51 million during 2009. Cash payments for income taxes totaled $330 million and $292 million in 2009 and 2008, respectively.

During 2009, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $637 million for acquisitions and $208 million for purchases of property, plant and equipment. In January and February 2010, the company entered agreements to acquire three businesses for aggregate cash consideration of approximately $225 million and future contingent consideration of up to an additional $30 million.

The company’s financing activities used $558 million of cash during 2009, principally for the extinguishment of debt and the repurchase of $415 million of the company’s common stock, offset in part by net proceeds from the issuance of long-term debt of $748 million. In December 2009, the company redeemed all of the $300 million principal outstanding on its 6.75% Senior Subordinated Notes due 2014 at a redemption price of 103.375% for a total cash outlay of $317 million including accrued interest. Also in December 2009, the company repurchased in a tender offer $282 million aggregate principal amount of its 2.50% convertible Senior Notes due 2023 at $2,072.4743 per $1,000 principal amount for a total cash outlay of $587 million including accrued and unpaid interest (Note 9). The company’s financing activities also included $54 million of proceeds of employee stock option exercises. On September 11, 2008, the Board of Directors authorized the repurchase of up to $500 million of the company’s common stock through September 10, 2009. At December 31, 2009, no remaining authorization existed for repurchases of the company’s common stock.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2010, such expenditures will approximate $275 to $300 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources (continued)

As of December 31, 2009, the company’s outstanding debt totaled $2.18 billion, of which approximately $0.66 billion is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. As of December 31, 2009, $340 million of the convertible debt was currently convertible. During 2009 and early 2010, holders of debentures totaling $68 million in par value exercised conversion rights. Upon an investor’s election to convert, the company is required to pay the original principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. For any holders electing to convert in 2010, the company intends to draw on its revolving credit facility to fund any principal payments in excess of $113 million which has been classified as a current liability in the accompanying balance sheet. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $946 million at December 31, 2009.

The company believes that its existing cash and short-term investments of $1.57 billion as of December 31, 2009, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources (continued)

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

Off-Balance Sheet Arrangements

The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2007 - 2009 except for letters of credit, bank guarantees, surety bonds and other guarantees disclosed in the table below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $3.5 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold. The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

Contractual Obligations and Other Commercial Commitments

The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2009.

	Payments due by Period or Expiration of Commitment
(In millions)	2010	2011 and 2012	2013 and 2014	2015 and Thereafter	Total

Contractual Obligations and Other Commercial Commitments
Debt principal, including short-term debt (a)	$117.0	$354.4	$411.7	$1,317.8	$2,200.9
Interest (b)	62.2	122.3	116.5	119.1	420.1
Capital lease obligations	0.9	0.9	0.1	—	1.9
Operating lease obligations	99.8	138.4	68.2	67.5	373.9
Unconditional purchase obligations (c)	155.7	13.7	2.8	—	172.2
Letters of credit and bank guarantees	76.9	11.6	0.4	11.8	100.7
Surety bonds and other guarantees	38.7	7.2	—	—	45.9
Pension obligations on balance sheet	23.5	51.3	57.6	95.9	228.3
Asset retirement obligations	5.1	3.7	2.7	11.0	22.5
Other (d)	7.7	—	—	—	7.7

	$587.5	$703.5	$660.0	$1,623.1	$3,574.1

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.
(b)	For the purpose of this calculation, amounts assume interest rates on floating rate obligations remain unchanged from levels at December 31, 2009, throughout the life of the obligation.
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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources (continued)

    Reserves for unrecognized tax benefits of $76.2 million have not been included in the above table due to the inability to predict the timing of tax audit resolutions.

The company has no material commitments for purchases of property, plant and equipment but expects that for 2010, such expenditures for its existing business will approximate $275 to $300 million.

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

The company is exposed to market risk from changes in interest rates, currency exchange rates, commodity prices and equity prices, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. Additionally, the company uses short-term forward and option contracts to manage certain exposures to currencies and commodities. The company enters into these derivative contracts to hedge firm purchase and sale commitments denominated in currencies other than its subsidiaries’ local currencies or impacted by commodity price movement. The company engages in limited hedging activities primarily to protect the company’s cash flows related to these commitments from fluctuations in currency exchange rates and from volatility in commodity prices. The company’s currency-exchange contracts principally hedge transactions denominated in Euros, Swiss franc, Canadian dollars, British pounds sterling, Chinese yuan, Japanese yen and Australian dollars. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.

Interest Rates

The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2009, the company’s debt portfolio was comprised of a combination of fixed and floating rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk (continued)

company’s debt at December 31, 2009 and December 31, 2008 was $2.56 billion and $2.15 billion, respectively. Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2009 would increase by approximately $68 million. In 2008, a 100 basis point decrease in interest rates would have increased the fair value of the company’s debt by approximately $52 million.

In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. A 100-basis-point increase in 90-day LIBOR at December 31, 2009 and 2008, would increase the company’s annual pre-tax interest expense by approximately $8 million and $3 million, respectively.

Currency Exchange Rates

The company views its investment in international subsidiaries with a functional currency other than the company’s reporting currency as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in Euros, Canadian dollars, Japanese yen, Australian dollars, Chinese yuan and British pounds sterling. The effect of a change in currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. A 10% depreciation in year-end 2009 and 2008 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $374 million and $306 million, respectively.

The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% appreciation in year-end 2009 and 2008 currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $39 million and $24 million, respectively. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2009 and 2008 currency exchange rates applied to such cash balances would result in a negative impact of $7 million and $8 million, respectively, on the company’s net income.

Equity Prices

The company’s available-for-sale investment portfolio includes equity securities that are sensitive to fluctuations in price. In addition, the company’s convertible obligations are sensitive to fluctuations in the price of the company’s common stock. Changes in equity prices would result in changes in the fair value of the company’s available-for-sale investments and convertible obligations due to the difference between the current market price and the market price at the date of purchase or issuance of the financial instrument. A 10% increase in year-end 2009 and 2008 market equity prices would increase the fair value of the company’s convertible obligations by $87 million and $81 million, respectively.

Item 8.            Financial Statements and Supplementary Data

This data is submitted as a separate section to this report. See Item 15 “Exhibits and Financial Statement Schedules.”

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.         Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based on this evaluation, the company’s chief executive officer and chief financial officer concluded that, as of December 31, 2009, the company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2009 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2009, the company’s internal control over financial reporting was effective.

         The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2009, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

Item 9B.         Other Information

Not applicable.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2010 Definitive Proxy Statement) and is incorporated in this report by reference.

The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.

The other information required by this Item will be contained in our 2010 Definitive Proxy Statement and is incorporated in this report by reference.

Item 11.          Executive Compensation

The information required by this Item will be contained in our 2010 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our 2010 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our 2010 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in our 2010 Definitive Proxy Statement and is incorporated in this report by reference.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of thsi report:

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

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010	THERMO FISHER SCIENTIFIC INC.

By: /s/ Marc N. Casper
Marc N. Casper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 26, 2010.

Signature	Title

By: /s/ Marc N. Casper Marc N. Casper	President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Jim P. Manzi Jim P. Manzi	Chairman of the Board and Director

By: /s/ Peter M. Wilver Peter M. Wilver	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ Peter E. Hornstra Peter E. Hornstra	Vice President and Chief Accounting Officer (Principal Accounting Officer)

By: /s/ Michael A. Bell Michael A. Bell	Director

By: /s/ Tyler E. Jacks Tyler E. Jacks	Director

By: /s/ Stephen P. Kaufman Stephen P. Kaufman	Director

By: /s/ Judy C. Lewent Judy C. Lewent	Director

By: /s/ Thomas J. Lynch Thomas J. Lynch	Director

By: /s/ Peter J. Manning Peter J. Manning	Director

By: /s/ William G. Parrett William G. Parrett	Director

By: /s/ Michael E. Porter Michael E. Porter	Director

By: /s/ Scott M. Sperling Scott M. Sperling	Director

By: /s/ Elaine S. Ullian Elaine S. Ullian	Director

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

3.3
Bylaws of the Registrant, as amended and effective as of May 15, 2008 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 [File No. 1-8002] and incorporated in this document by reference).

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

10.2
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

10.5
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.6
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).*

10.7
Amended and Restated Employment Agreement between the Registrant and Marijn Dekkers dated April 7, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.8
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).*

10.9
Form of Executive Change in Control Retention Agreement for Officers dated May 15, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.10
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.11
Stock Option Agreement dated December 12, 2003, by and between the Registrant and Jim Manzi (filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 [File No. 1-8002] and incorporated in this document by reference).*

10.12
Credit Agreement dated August 29, 2006, among the Registrant, as borrower, Bank of America, N.A., as administrative agent and swing line lender, Bank of America, N.A. and Barclays Bank PLC, as L/C issuers, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, Banc of America Securities LLC and Barclays Capital, as joint lead arrangers and joint book managers, Barclays Bank PLC, as syndication agent, and ABN AMRO Bank, N.V., Deutsche Bank Securities, Inc., and JP Morgan Chase Bank, N.A., as documentation agents (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2006 [File No. 1-8002] and incorporated in this document by reference).

10.13
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under certain of the Registrant’s equity incentive plans to officers and directors of the Registrant (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 2, 2005 [File No. 1-8002] and incorporated herein by reference).*

10.14
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s 2005 Stock Incentive Plan to officers and directors (other than Marijn Dekkers) (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2005 [File No. 1-8002] and incorporated in this document by reference).*

10.15
Form of Thermo Fisher Scientific Inc. Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans, as amended and restated on November 9, 2006 to officers and directors of the Registrant (other than Marijn Dekkers and Marc Casper) (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.16
Stock Option Agreement dated November 9, 2006 with Marc Casper (filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.17
Form of Thermo Fisher Scientific Inc.’s 2006 Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to officers of the Registrant (other than Marijn Dekkers and Marc Casper) (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.18
Form of Thermo Fisher Scientific Inc.’s 2006 Performance Restricted Stock Agreement for use in connection with the grant of performance restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to the officers of the Registrant (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.19	Summary of Thermo Fisher Scientific Inc. Annual Director Compensation.*

10.20
Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.21
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended for awards granted on or after November 9, 2006 (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.22
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).*

10.23
Summary of 2009 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed March 27, 2009 [File No. 1-8002] under the heading “Annual Cash Incentive Plans – Establishment of Criteria for 2009 Bonus” and incorporated herein by reference).*

10.24
Marijn Dekkers Waiver Letter, dated as of May 7, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.25	Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers.*

10.26
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [File No. 1-10920] and incorporated in this document by reference).*

10.27
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.28
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.29
Fisher Scientific International Inc. 2001 Equity and Incentive Plan, effective as of May 16, 2001 (filed as Annex I to Fisher Scientific International Inc.’s definitive proxy statement filed April 12, 2001 [File No. 1-10920] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.30
Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2001 Equity and Incentive Plan) (filed as Exhibit 10.1 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004 [File No. 1-10920] and incorporated in this document by reference).*

10.31
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005 (filed as Exhibit A to Fisher Scientific International Inc.’s definitive proxy statement filed April 4, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.32
Form of 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed June 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.33
Apogent Technologies Inc. 2001 Equity Incentive Plan (filed as Exhibit 99.5 to Fisher Scientific International Inc.’s Registration Statement on Form S-8 filed August 13, 2004 [File No. 1-10920] and incorporated in this document by reference).*

10.34
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.35
Description of Amendments to certain Stock Option Plans made in February 2008 (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.36
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. Directors Stock Option Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.37
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.38
Amendment dated February 27, 2008 to Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.39
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2001 Equity Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.40
Form of Thermo Fisher Scientific Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans to directors of the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.41
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.42
Stock Option Agreement dated May 15, 2008 between the Registrant and Marc Casper (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.43
Form of Thermo Fisher Scientific Inc.’s March 2008 Performance Restricted Stock Agreement for use in connection with the grant of performance restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to officers of the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 10, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.44
Letter Agreement dated April 7, 2008, between the Registrant and Marijn Dekkers (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.45
Letter Agreement dated April 7, 2008, between the Registrant and Marijn Dekkers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 10, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.46
Form of Executive Change in Control Retention Agreement for Officers (for officers appointed after February 26, 2009) (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.47
Form of Thermo Fisher Scientific Inc.’s February 2009 Performance Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.48
Form of Thermo Fisher Scientific Inc.’s February 2009 Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.49
Letter Agreement dated March 3, 2009, between the Registrant and Stephen Sheehan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.50
Supplemental Retirement Agreement dated July 8, 2009 by and between Thermo Fisher Scientific Inc. and Marijn Dekkers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 9, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.51
Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.52
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.53
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.54
Time-Based Restricted Stock Unit Agreement between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.55
Performance-Based Restricted Stock Unit Agreement between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.56
2009 Restatement of Executive Severance Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.57
Executive Change In Control Retention Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.58
Noncompetition Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.59
Amendment No. 1 to Executive Severance Policy (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.60
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February 25, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.61
Thermo Fisher Scientific Inc. Amendment No. 1 to Executive Severance Policy (filed as Exhibit 10.__ to the Registrant’s Current Report on Form 8-K filed February 26, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.62
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February __, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.__ to the Registrant’s Current Report on Form 8-K filed February 26, 2010 [File No. 1-8002] and incorporated in this document by reference).*

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, (ii) Consolidated Balance Sheets at December 31, 2009, and 2008, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007, (iv) Consolidated Statement of Comprehensive Income and Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007 and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a):

Schedule II – Valuation and Qualifying Accounts	F-69

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of Thermo Fisher Scientific Inc.’s Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt instruments effective January 1, 2009.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2010

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In millions except per share amounts)	2009	2008	2007

Revenues
Product revenues	$8,523.7	$8,838.8	$8,300.6
Service revenues	1,586.0	1,659.2	1,445.8

	10,109.7	10,498.0	9,746.4

Costs and Operating Expenses:
Cost of product revenues	5,157.9	5,299.6	5,079.3
Cost of service revenues	927.1	992.2	862.7
Selling, general and administrative expenses	2,668.9	2,692.3	2,549.1
Research and development expenses	246.1	249.1	238.7
Restructuring and other costs, net	60.8	35.4	42.2

	9,060.8	9,268.6	8,772.0

Operating Income	1,048.9	1,229.4	974.4
Other Expense, Net	(121.8)	(101.4)	(113.8)

Income from Continuing Operations Before Provision for Income Taxes	927.1	1,128.0	860.6
Provision for Income Taxes	(75.8)	(152.6)	(93.7)

Income from Continuing Operations	851.3	975.4	766.9
(Loss) Gain on Disposal of Discontinued Operations, Net (net of income tax benefit of $0.6 in 2009 and income tax provision of $3.5 in 2008 and $4.2 in 2007)	(1.0)	5.5	(18.5)

Net Income	$850.3	$980.9	$748.4

Earnings per Share from Continuing Operations
Basic	$2.06	$2.33	$1.82
Diluted	$2.01	$2.24	$1.73

Earnings per Share
Basic	$2.06	$2.34	$1.77
Diluted	$2.01	$2.25	$1.69

Weighted Average Shares
Basic	412.4	418.2	421.5
Diluted	422.8	434.7	443.6
The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(In millions)	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$1,564.1	$1,280.5
Short-term investments, at quoted market value	7.1	7.5
Accounts receivable, less allowances of $47.2 and $43.1	1,409.6	1,478.1
Inventories	1,131.4	1,171.4
Deferred tax assets	160.0	161.7
Other current assets	258.7	246.7

	4,530.9	4,345.9

Property, Plant and Equipment, at Cost, Net	1,333.4	1,275.3

Acquisition-related Intangible Assets, Net	6,337.0	6,423.2

Other Assets	440.8	367.9

Goodwill	8,982.9	8,677.7

	$21,625.0	$21,090.0

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)

	December 31,
(In millions except share amounts)	2009	2008

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$117.5	$14.8
Accounts payable	533.6	539.5
Accrued payroll and employee benefits	286.0	296.2
Accrued income taxes	28.4	32.9
Deferred revenue	139.8	135.3
Other accrued expenses	534.0	521.5

	1,639.3	1,540.2

Deferred Income Taxes	1,933.8	1,994.2

Other Long-term Liabilities	555.1	601.7

Long-term Obligations	2,064.0	2,003.2

Commitments and Contingencies (Note 10)

Incremental Convertible Debt Obligation	1.9	24.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 423,875,260 and 421,791,009 shares issued	423.9	421.8
Capital in excess of par value	11,140.7	11,301.3
Retained earnings	4,350.8	3,500.5
Treasury stock at cost, 14,564,637 and 3,825,245 shares	(576.5)	(151.3)
Accumulated other comprehensive items	92.0	(145.8)

	15,430.9	14,926.5

	$21,625.0	$21,090.0

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In millions)	2009	2008	2007

Operating Activities
Net Income	$850.3	$980.9	$748.4
Loss (gain) on disposal of discontinued operations	1.0	(5.5)	18.5

Income from continuing operations	851.3	975.4	766.9

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	787.3	792.7	756.8
Change in deferred income taxes	(248.6)	(131.4)	(98.8)
Non-cash stock-based compensation	68.1	57.1	51.1
Non-cash interest expense on convertible debt	22.5	21.6	20.7
Non-cash charges for sale of inventories revalued at the date of acquisition	3.7	1.0	48.3
Tax benefits from stock-based compensation awards	(2.6)	(25.4)	(96.8)
Other non-cash expenses, net	63.8	48.5	61.4
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	127.3	(50.9)	(10.0)
Inventories	108.2	(49.6)	(14.0)
Other assets	(18.4)	(40.6)	(13.9)
Accounts payable	(44.9)	(123.9)	6.9
Other liabilities	(16.3)	(32.0)	60.8
Contributions to retirement plans	(41.1)	(20.7)	(54.2)

Net cash provided by continuing operations	1,660.3	1,421.8	1,485.2
Net cash used in discontinued operations	(1.1)	(1.6)	(1.7)

Net cash provided by operating activities	1,659.2	1,420.2	1,483.5

Investing Activities
Acquisitions, net of cash acquired	(637.3)	(201.5)	(492.5)
Purchase of property, plant and equipment	(207.5)	(264.4)	(175.5)
Proceeds from sale of property, plant and equipment	13.4	15.4	19.2
Purchase of available-for-sale investments	—	(0.1)	(8.1)
Proceeds from sale of available-for-sale investments	0.8	0.6	7.7
Proceeds from sale of businesses, net of cash divested	4.4	3.5	—
Distribution from retirement trust to fund disbursements	0.4	0.8	25.6
Collection of notes receivable	0.3	—	48.2
Increase in other assets	(4.0)	(12.2)	(41.9)

Net cash used in continuing operations	(829.5)	(457.9)	(617.3)
Net cash provided by discontinued operations	—	7.9	31.3

Net cash used in investing activities	$(829.5)	$(450.0)	$(586.0)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended December 31,
(In millions)	2009	2008	2007

Financing Activities
Decrease in short-term notes payable	$(21.1)	$(15.4)	$(463.5)
Purchases of company common stock	(414.6)	(187.4)	(898.0)
Net proceeds from issuance of company common stock	54.4	85.1	345.4
Tax benefits from stock-based compensation awards	2.6	25.4	96.8
Net proceeds from issuance of long-term debt	748.2	—	0.8
Settlement of convertible debt	(615.5)	(4.7)	(0.1)
Redemption and repayment of long-term obligations	(311.5)	(131.4)	(10.1)

Net cash used in financing activities	(557.5)	(228.4)	(928.7)

Exchange Rate Effect on Cash of Continuing Operations	11.4	(86.4)	(11.1)

Increase (Decrease) in Cash and Cash Equivalents	283.6	655.4	(42.3)
Cash and Cash Equivalents at Beginning of Year	1,280.5	625.1	667.4

Cash and Cash Equivalents at End of Year	$1,564.1	$1,280.5	$625.1

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY

	Year Ended December 31,
(In millions except share amounts)	2009	2008	2007

Comprehensive Income
Net Income	$850.3	$980.9	$748.4

Other Comprehensive Items:
Currency translation adjustment	198.8	(431.6)	200.9
Unrealized gains (losses) on available-for-sale investments, net of tax	2.2	(1.3)	1.5
Unrealized gains on hedging instruments, net of tax	0.2	0.2	0.3
Pension and other postretirement benefit liability adjustments, net of tax	36.6	(101.5)	35.5

	237.8	(534.2)	238.2

	$1,088.1	$446.7	$986.6

Shareholders' Equity
Common Stock, $1 Par Value:
Balance at beginning of year (421,791,009; 439,340,851 and 424,240,292 shares)	$421.8	$439.3	$424.2
Issuance of shares for conversion of debt (74,089 and 9,536 shares)	—	0.1	—
Retirement of treasury shares (25,000,000 shares)	—	(25.0)	—
Issuance of shares upon exercise of warrants (3,307,170 shares)	—	3.3	—
Issuance of shares under employees' and directors' stock plans (2,084,251; 4,068,899 and 15,091,023 shares)	2.1	4.1	15.1

Balance at end of year (423,875,260; 421,791,009 and 439,340,851 shares)	423.9	421.8	439.3

Capital in Excess of Par Value:
Balance at beginning of year	11,301.3	12,273.6	11,779.9
Settlement of convertible debt	(312.8)	(0.2)	0.4
Retirement of treasury shares	—	(1,193.2)	—
Issuance of shares upon exercise of warrants	—	12.7	—
Activity under employees' and directors' stock plans	63.4	88.2	316.6
Stock-based compensation	68.1	57.1	56.9
Tax benefit related to employees' and directors' stock plans	(1.6)	25.1	99.1
Reclassification from temporary equity	22.3	38.0	20.7

Balance at end of year	$11,140.7	$11,301.3	$12,273.6

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY (Continued)

	Year Ended December 31,
(In millions except share amounts)	2009	2008	2007

Retained Earnings
Balance at beginning of year	$3,500.5	$2,519.6	$1,771.2
Net Income	850.3	980.9	748.4

Balance at end of year	4,350.8	3,500.5	2,519.6

Treasury Stock:
Balance at beginning of year (3,825,245; 24,102,880 and 7,635,184 shares)	(151.3)	(1,157.3)	(246.4)
Purchases of company common stock (10,463,757; 4,273,950 and 16,370,945 shares)	(414.6)	(187.4)	(898.0)
Retirement of treasury shares (25,000,000 shares)	—	1,218.2	—
Shares received for exercise of warrants (280,540 shares)	—	(16.0)	—
Activity under employees' and directors' stock plans (275,635; 167,875 and 96,751 shares)	(10.6)	(8.8)	(12.9)

Balance at end of year (14,564,637; 3,825,245 and 24,102,880 shares)	(576.5)	(151.3)	(1,157.3)

Accumulated Other Comprehensive Items:
Balance at beginning of year	(145.8)	388.4	150.2
Other comprehensive items	237.8	(534.2)	238.2

Balance at end of year	92.0	(145.8)	388.4

	$15,430.9	$14,926.5	$14,463.6

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Thermo Fisher Scientific Inc. (the company) enables customers to make the world healthier, cleaner and safer. The company offers customers a complete range of high-end analytical instruments, software, services, consumables and reagents to enable integrated laboratory workflow solutions and a complete portfolio of laboratory equipment, chemicals, supplies and services used in healthcare, scientific research, safety and education. Markets served include pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental and industrial process control settings.

Principles of Consolidation

The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Subsequent Events

The company has evaluated events and transactions occurring after the balance sheet date through February 26, 2010 for recognition or disclosure in the consolidated financial statements and notes.

Revenue Recognition and Accounts Receivable

Revenue is recognized after all significant obligations have been met, collectability is probable and title has passed, which typically occurs upon shipment or delivery or completion of services. If customer-specific acceptance criteria exist, the company recognizes revenue after demonstrating adherence to the acceptance criteria. The company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery is completed. When a portion of the customer’s payment is not due until installation or acceptance, the company defers that portion of the revenue until completion of installation or acceptance has been obtained. Provisions for discounts, warranties, rebates to customers, returns and other adjustments are provided for in the period the related sales are recorded.

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

Service revenues represent the company’s service offerings including biopharma outsourcing, asset management, diagnostic testing, training, service contracts, and field service including related time and materials. Service revenues are recognized as the service is performed. Revenues for service contracts are recognized ratably over the contract period.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

Accounts receivable are recorded at the invoiced amount and do not bear interest. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The allowance for doubtful accounts is the company’s best estimate of the amount of probable credit losses in existing accounts receivable. The company determines the allowance based on historical write-off experience. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance when the company believes it is probable the receivable will not be recovered. The company does not have any off-balance-sheet credit exposure related to customers.

The company records shipping and handling charges billed to customers in net sales and records shipping and handling costs in cost of product revenues for all periods presented.

Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2009 balance sheet will be recognized within one year.

Warranty Obligations

The company provides for the estimated cost of product warranties, primarily from historical information, in cost of product revenues at the time product revenue is recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the company’s estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

(In millions)

Balance at December 31, 2007	$50.6
Provision charged to income	34.7
Usage	(38.0)
Acquisitions	0.3
Adjustments to previously provided warranties, net	(1.8)
Other, net (a)	(1.7)

Balance at December 31, 2008	44.1
Provision charged to income	38.9
Usage	(40.6)
Acquisitions	0.5
Adjustments to previously provided warranties, net	1.9
Other, net (a)	0.4

Balance at December 31, 2009	$45.2

(a)  Primarily represents the effects of currency translation

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

The financial statements reflect expected future tax consequences of uncertain tax positions that the company has taken or expects to take on a tax return presuming the taxing authorities’ full knowledge of the positions and all relevant facts, but without discounting for the time value of money (Note 7).

Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share has been computed using the treasury stock method for the convertible obligations, warrants and the exercise of stock options, as well as their related income tax effects (Note 8).

Cash and Cash Equivalents

Cash equivalents consists principally of money market funds, commercial paper and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Investments

The company’s marketable equity and debt securities that are part of its cash management activities are considered short-term investments in the accompanying balance sheet. Such securities principally represent available-for-sale investments. In addition, the company owns marketable equity securities that represent less than 20% ownership and for which the company does not have the ability to exert significant influence. Such investments are also considered available-for-sale. All available-for-sale securities are carried at market value, with the difference between cost and market value, net of related tax effects, recorded in the “Accumulated other comprehensive items” component of shareholders’ equity (Notes 11 and 12). Decreases in market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment, and the company assesses the need to write down the carrying amount of the investments to market value through other expense, net, in the accompanying statement of income (Note 4). Should a decrease in the market value of debt securities be deemed attributable to non-credit loss conditions, however, no impairment is recorded in the statement of income if the company has the ability and intent to hold the investment to maturity.

Other investments for which there are not readily determinable market values are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2009 and 2008, the company had cost method investments with carrying amounts of $10.4 million which are included in other assets.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

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

	December 31,
(In millions)	2009	2008

Raw Materials	$262.8	$310.6
Work in Process	115.5	120.3
Finished Goods	753.1	740.5

	$1,131.4	$1,171.4

The value of inventories maintained using the LIFO method was $164.1 million and $178.6 million at December 31, 2009 and 2008, respectively, which was below estimated replacement cost by $17.4 million and $11.9 million, respectively. The company recorded a reduction in cost of revenues as a result of the liquidation of LIFO inventories of $1.4 million and $0.2 million in 2009 and 2008, respectively, and a nominal benefit in 2007.

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

	December 31,
(In millions)	2009	2008

Land	$146.2	$143.4
Buildings and Improvements	674.6	593.0
Machinery, Equipment and Leasehold Improvements	1,251.0	1,118.4

	2,071.8	1,854.8
Less: Accumulated Depreciation and Amortization	738.4	579.5

	$1,333.4	$1,275.3

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $190.3 million, $189.9 million and $185.7 million in 2009, 2008 and 2007, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

Acquisition-related Intangible Assets

Acquisition-related intangible assets include the costs of acquired product technology, patents, tradenames and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 20 years. In addition, the company has tradenames that have indefinite lives and which are not amortized. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate they may be impaired. Acquisition-related intangible assets are as follows:

		Accumulated
(Dollars in millions)	Gross	Amortization	Net

2009
Definite Lives:
Customer relationships	$5,117.8	$(1,381.6)	$3,736.2
Product technology	1,217.2	(452.2)	765.0
Tradenames	715.6	(211.7)	503.9
Patents	20.3	(17.7)	2.6
Other	13.3	(10.9)	2.4

	7,084.2	(2,074.1)	5,010.1
Indefinite Lives:
Tradenames	1,326.9	—	1,326.9

	$8,411.1	$(2,074.1)	$6,337.0
2008
Definite Lives:
Customer relationships	$4,751.3	$(946.7)	$3,804.6
Product technology	1,055.0	(320.2)	734.8
Tradenames	690.9	(142.7)	548.2
Patents	20.0	(16.7)	3.3
Other	12.3	(6.9)	5.4

	6,529.5	(1,433.2)	5,096.3
Indefinite Lives:
Tradenames	1,326.9	—	1,326.9

	$7,856.4	$(1,433.2)	$6,423.2

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2010	$554.3
2011	527.8
2012	518.5
2013	503.8
2014	473.0
2015 and thereafter	2,432.7

$5,010.1

Amortization of acquisition-related intangible assets was $597.0 million, $602.8 million and $571.1 million in 2009, 2008 and 2007, respectively.

Other Assets

Other assets in the accompanying balance sheet include deferred tax assets, insurance recovery receivables related to product liability matters, notes receivable, cash surrender value of life insurance, deferred debt expense, capitalized catalog costs, cost-method investments, investments in joint ventures and other assets.

In May and July 2007, the company contributed businesses with annualized third-party revenues and net assets of $43 million and $101 million, respectively, to newly formed joint ventures with third parties. The joint ventures were formed to combine the company’s capabilities with those of businesses contributed by the respective joint venture partners in the fields of integrated response technology services and disposable laboratory glass products. The company owns 49% - 50% of the joint ventures and, following the formation of these entities, no longer consolidates the results of the subsidiaries that were contributed but instead records its pro rata share of the joint ventures’ results in other expense, net, in the accompanying statement of income, using the equity method of accounting. The results of the joint ventures were not material from their formation through December 31, 2009. The company made purchases of products for resale from the glass products joint venture totaling $45.1 million, $47.2 million and $20.9 million in 2009, 2008 and 2007, respectively.

Goodwill

The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. When an impairment is indicated, any excess of carrying value over the implied fair value of goodwill is recorded as an operating loss. The company completed annual tests for impairment at December 31, 2009 and 2008, and determined that goodwill was not impaired.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Total

Balance at December 31, 2007	$3,197.9	$5,515.3	$8,713.2
Acquisitions	54.9	39.7	94.6
Tax benefits from exercise of stock options	(2.9)	(6.1)	(9.0)
Finalization of purchase price allocations for 2007 acquisitions	(0.8)	(2.7)	(3.5)
Reversal of tax valuation allowance established at date of Fisher merger	(13.6)	(28.3)	(41.9)
Currency translation	(46.3)	(19.1)	(65.4)
Other	(2.8)	(7.5)	(10.3)

Balance at December 31, 2008	3,186.4	5,491.3	8,677.7
Acquisitions	202.7	67.0	269.7
Tax benefits from exercise of stock options	(0.7)	(1.6)	(2.3)
Finalization of purchase price allocations for 2008 acquisitions	(0.6)	3.4	2.8
Currency translation	19.4	21.0	40.4
Other	(7.4)	2.0	(5.4)

Balance at December 31, 2009	$3,399.8	$5,583.1	$8,982.9

Asset Retirement Obligations

The company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as interest expense. At December 31, 2009 and 2008, the company had recorded asset retirement obligations of $22.5 million and $23.9 million, respectively.

Accounts Payable

The company reclassifies net book overdrafts to accounts payable at period end. Amounts reclassified to accounts payable totaled $0.9 million and $24.5 million at December 31, 2009 and 2008, respectively.

Loss Contingencies

Accruals are recorded for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, self-insurance and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarial estimates. Additionally, the company records receivables from third-party insurers up to the amount of the loss when recovery has been determined to be probable. Liabilities acquired in acquisitions have been recorded at their fair value and, as such, were discounted to their present value at the dates of acquisition.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

Advertising

The company expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized on a straight-line basis over its expected period of future benefit, generally one to three years. The company has capitalized advertising costs of $6.3 million and $13.4 million at December 31, 2009 and 2008, respectively, included in other assets in the accompanying balance sheet. Direct-response advertising consists of external catalog production and mailing costs, and amortization begins on the date the catalogs are first mailed. Advertising expense, which includes amortization of capitalized direct-response advertising, as described above, was $72.9 million, $78.5 million and $76.0 million in 2009, 2008 and 2007, respectively. Included in advertising expense was catalog amortization of $11.1 million, $13.1 million and $12.7 million for 2009, 2008 and 2007, respectively.

Currency Translation

All assets and liabilities of the company’s non-U.S. subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected in the “Accumulated other comprehensive items” component of shareholders’ equity. Currency transaction gains and losses are included in the accompanying statement of income and are not material for the three years presented.

Derivative Contracts

The company is exposed to certain risks relating to its ongoing business operations including changes to interest rates, currency exchange rates and commodity prices. The company uses derivative instruments primarily to manage currency exchange and interest rate risks. The company recognizes all derivatives, including forward currency-exchange contracts, in the balance sheet at fair value. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedges are recorded at fair value through earnings.

The company uses short-term forward and option currency-exchange contracts primarily to hedge certain operational and balance sheet exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in Euros, Swiss francs, Canadian dollars, British pounds sterling, Chinese yuan, Japanese yen and Australian dollars. The company enters into these currency-exchange contracts to hedge anticipated product purchases and sales as well as assets and liabilities arising in the normal course of business, principally accounts receivable and intercompany loans. Accordingly, the hedges are not speculative in nature. As part of the company’s overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some business units hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using exchange contracts that have maturities of 12 months or less. The company has elected not to account for its forward-currency exchange contracts entered into for purposes other than anticipated purchases or sales as hedges. These derivatives are recorded at fair value in its balance sheet in other current assets or other accrued expenses with the changes in fair value reflected immediately in earnings (Note 12). As of December 31, 2009, the company had no outstanding foreign exchange contracts that were hedging anticipated purchases or sales. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2009, the company had no outstanding derivative contracts that were accounted for as cash flow hedges.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

Fair value hedges. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. During 2009, in connection with new debt issuances, the company entered into interest rate swap arrangements (Notes 9 and 12). The company includes the gain or loss on the hedged items (fixed-rate debt) in the same line item (interest expense) as the offsetting loss or gain on the related interest rate swaps.

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

In December 2007, the FASB revised the accounting rules concerning business combinations. This revised guidance does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The rules require that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price is recorded at its initial fair value and then re-measured periodically through adjustments to net income. The revised guidance was effective for the company, on a prospective basis, beginning January 1, 2009. There was no impact upon adoption; however, the rule changes may materially affect the accounting for any future business combinations.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

The incremental effects of applying the convertible debt and participating security rules on individual line items in the consolidated statements of income for the years ended December 31, 2008 and 2007 were as follows:

(Dollars in millions except per share amounts)	Before Adoption	Effect of Adoption	As Adjusted

2008
Other Expense, Net	$79.8	$21.6	$101.4
Provision for Income Taxes	160.9	(8.3)	152.6
Income from Continuing Operations	988.7	(13.3)	975.4
Net Income	994.2	(13.3)	980.9
Earnings per Share from Continuing Operations
Basic	$2.36	$(.03)	$2.33
Diluted	$2.27	$(.03)	$2.24
Earnings per Share
Basic	$2.38	$(.04)	$2.34
Diluted	$2.29	$(.04)	$2.25
Diluted Weighted Average Shares	434.8	(0.1)	434.7

2007
Other Expense, Net	$93.1	$20.7	$113.8
Provision for Income Taxes	101.7	(8.0)	93.7
Income from Continuing Operations	779.6	(12.7)	766.9
Net Income	761.1	(12.7)	748.4
Earnings per Share from Continuing Operations
Basic	$1.85	$(.03)	$1.82
Diluted	$1.76	$(.03)	$1.73
Earnings per Share
Basic	$1.81	$(.04)	$1.77
Diluted	$1.72	$(.03)	$1.69
Diluted Weighted Average Shares	443.7	(0.1)	443.6

In December 2008, the FASB issued guidance which requires additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans. This rule expands current disclosures of defined benefit pension and postretirement plan assets to include information regarding the fair value measurements of plan assets. The guidance was effective for the company beginning in January 2009 and the additional disclosures have been made.

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

In April 2009, the FASB issued guidance on providing interim disclosures about fair value of financial instruments. This new guidance requires the fair value disclosures that were previously disclosed only annually to be disclosed now on an interim basis. This guidance was effective for the company in the second quarter of 2009, and the additional disclosures have been made.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

In May 2009, the FASB issued a pronouncement on subsequent event accounting that establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the company’s second quarter 2009, and there was no effect from adoption.

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

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple customer deliverables and for software-enabled products. The new rule pertaining to arrangements under which the company has multiple customer deliverables provides an alternative method for establishing the fair value of a deliverable when vendor specific objective evidence does not exist. The guidance requires the determination of the best estimate of selling price to separate deliverables and allows the allocation of the customer’s consideration using this relative selling price model. The new guidance pertaining to software-enabled products revised the existing software accounting guidance to exclude equipment where the software is more than incidental to the value of the product. Upon adoption of the new standard, such equipment will be accounted for under revenue recognition criteria applicable to equipment instead of that applicable to software. Both of these new rules can be prospectively applied beginning January 1, 2011 or can be early or retrospectively adopted. The company expects to adopt both of these new rules effective January 1, 2010. Adoption of these new standards is not expected to materially affect the company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to assess potential impairment of assets, and in determining the ultimate loss from abandoning leases at facilities being exited (Note 14). Actual results could differ from those estimates.

Note 2.	Acquisitions and Dispositions

2009 Acquisitions

In April 2009, the company’s Laboratory Products and Services segment acquired Biolab, an Australia-based provider of analytical instruments, life science consumables and laboratory equipment, for AUD 180 million (USD $132 million), net of cash acquired. The acquisition broadened the geographic reach of the company’s customer channels. Revenue of Biolab totaled AUD 178 million in its fiscal year ended May 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $62 million was allocated to goodwill, none of which is tax deductible.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.            Acquisitions and Dispositions (continued)

    In October 2009, the company’s Analytical Technologies segment acquired B.R.A.H.M.S. AG, a leading provider of specialty diagnostic tests, as well as intensive care treatments and prenatal screening, for 331 million Euros (approximately $482 million including the assumption of $32 million of debt). The acquisition of B.R.A.H.M.S. increased the breadth of the company’s specialty diagnostics portfolio and provided a significant reagent manufacturing center in Europe. B.R.A.H.M.S. reported revenues in 2008 of 75 million Euros. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $183 million was allocated to goodwill, none of which is tax deductible.

In addition, in 2009 the Analytical Technologies segment acquired a culture media manufacturer and distributor in Malaysia and Singapore; the remaining interest in a Mexico-based manufacturer and distributor of bulk weighing products; and a developer of advanced, miniaturized gas chromatography instruments. The Laboratory Products and Services segment acquired a Spain-based distributor of laboratory instrumentation and equipment and a Sweden-based distributor of clinical chemistry analysis instruments. The aggregate consideration for these acquisitions was $38 million.

The company paid contingent purchase price obligations of $22 million in 2009, and also accrued as of December 31, 2009, through an increase to goodwill, an additional obligation of $5 million for the achievement of specified operating results, for several acquisitions completed prior to 2009.

2008 Acquisitions

In 2008, the company’s Analytical Technologies segment acquired the intellectual property of an immunohistochemistry control slide business; a manufacturer and distributor of analytical instruments serving the life sciences and environmental industries; a provider of RNAi, genomics and antibody tools used by life science researchers; a manufacturer and distributor of antibodies and reagents; a manufacturer of water analysis systems; a manufacturer of histology and anatomical pathology labeling and tracking products; and an iron testing reagent product line. The company’s Laboratory Products and Services segment acquired, in separate transactions, three distributors of laboratory equipment and consumables; a manufacturer of carbon fiber centrifuge rotors; a network of depots providing clinical trial packaging and distribution, and the intellectual property and other assets of a manufacturer of automated cell factory equipment. No individual acquisition exceeded $50 million in purchase price. Aggregate consideration paid in 2008 for the acquisitions of both segments was $192 million cash, net of cash acquired, plus $8 million of assumed debt, and up to $17 million of additional future payments based on the achievement of specified milestones and operating results, of which $3 million was paid in 2009 and an additional $5 million was earned and accrued as of December 31, 2009. The company also paid purchase price obligations, transaction costs and post-closing purchase price adjustments aggregating $11 million in 2008, for several acquisitions completed prior to 2008.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.            Acquisitions and Dispositions (continued)

In October 2007, the company’s Analytical Technologies segment acquired NanoDrop Technologies, Inc., a U.S.-based supplier of UV-Vis spectrophotometry and fluorescence scientific instruments to the life sciences and pharmaceutical industries. The purchase price totaled $156 million, net of cash acquired and including $12 million of payments made in 2008 and $15 million paid in 2009. Of the $12 million of payments made in 2008, $10 million represented contingent consideration earned for achievement of specified operating results in 2007 and $2 million represented a post-closing purchase price adjustment. Of the $15 million paid in 2009, $8 million represented deferred purchase price and $7 million represented contingent consideration earned for the achievement of specified operating results in 2008. In addition, the purchase agreement calls for additional contingent consideration of up to $10 million based on the successful approval of certain pending patent applications. The acquisition broadened the segment’s technology offerings. Revenues of NanoDrop totaled $27 million in 2006. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $76 million was allocated to goodwill, all of which is tax deductible.

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

Acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs have been recorded in selling, general and administrative expenses beginning in 2009.  Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and, for acquisitions completed within the past year, is subject to adjustment upon finalization of the purchase price allocation. The company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.            Acquisitions and Dispositions (continued)

    The components of the purchase price allocations for 2009 acquisitions are as follows:

(In millions)	Biolab	B.R.A.H.M.S.	Other Analytical Technologies	Other Laboratory Products and Services	Total

Purchase Price
Cash paid	$132.9	$453.5	$27.9	$7.4	$621.7
Debt assumed	—	32.3	0.4	0.5	33.2
Purchase price payable	—	0.6	1.2	—	1.8
Cash acquired	(1.3)	(4.8)	(0.2)	—	(6.3)
Other	—	—	0.9	—	0.9

	$131.6	$481.6	$30.2	$7.9	$651.3

Allocation
Current assets	$38.2	$47.4	$3.7	$2.8	$92.1
Property, plant and equipment	3.3	32.9	0.7	0.1	37.0
Intangible assets:
Customer relationships	51.4	203.8	4.2	2.5	261.9
Product technology	0.9	135.2	6.9	—	143.0
Tradenames and other	1.3	9.4	0.2	—	10.9
Goodwill	62.3	183.4	19.3	4.7	269.7
Other assets	—	3.5	—	—	3.5
Liabilities assumed	(25.8)	(134.0)	(4.8)	(2.2)	(166.8)

	$131.6	$481.6	$30.2	$7.9	$651.3

The weighted-average amortization periods for intangible assets acquired in 2009 are 11 years for customer relationships, 9 years for product technology and 8 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 11 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.            Acquisitions and Dispositions (continued)

    The components of the purchase price allocations for 2008 acquisitions, as revised in 2009 for finalization of the purchase price allocations and earned contingent purchase price payments where applicable, are as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Total

Purchase Price
Cash paid including transaction costs	$107.0	$88.8	$195.8
Debt assumed	0.1	8.1	8.2
Purchase price payable	2.0	3.1	5.1
Cash acquired	(1.5)	(1.9)	(3.4)

	$107.6	$98.1	$205.7

Allocation
Current assets	$12.7	$32.8	$45.5
Property, plant and equipment	3.4	15.3	18.7
Intangible assets:
Customer relationships	23.2	25.3	48.5
Product technology	25.7	6.3	32.0
Tradenames and other	5.1	2.9	8.0
Goodwill	54.0	42.9	96.9
Other assets	0.4	0.1	0.5
Liabilities assumed	(16.9)	(27.5)	(44.4)

	$107.6	$98.1	$205.7

The weighted-average amortization periods for intangible assets acquired in 2008 are 8 years for customer relationships, 7 years for product technology and 8 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 8 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.            Acquisitions and Dispositions (continued)

    The components of the purchase price allocations for 2007 acquisitions, as revised in 2008 for finalization of the purchase price allocations and earned contingent purchase price payments where applicable, are as follows:

(In millions)	Qualigens	Priority	NanoDrop	La-Pha-Pack	Other	Total

Purchase Price
Cash paid (a)	$59.0	$165.6	$157.1	$51.0	$90.2	$522.9
Cash acquired	—	(1.9)	(1.3)	(1.0)	(2.1)	(6.3)

	$59.0	$163.7	$155.8	$50.0	$88.1	$516.6

Allocation
Current assets	$11.3	$17.0	$7.9	$11.4	$19.7	$67.3
Property, plant and equipment	0.1	4.5	0.2	4.1	6.0	14.9
Intangible assets:
Customer relationships	24.4	44.0	33.8	33.5	26.7	162.4
Product technology	—	—	38.6	0.5	16.8	55.9
Tradenames and other	2.7	23.0	1.8	4.2	6.2	37.9
Goodwill	24.5	106.7	76.0	12.4	31.3	250.9
Other long-term assets	—	6.9	—	0.1	—	7.0
Liabilities assumed	(4.0)	(38.4)	(2.5)	(16.2)	(18.6)	(79.7)

	$59.0	$163.7	$155.8	$50.0	$88.1	$516.6

(a)	Includes transaction costs, subsequent payments of contingent consideration and cash settlements of post-closing adjustments.

The weighted-average amortization periods for intangible assets acquired in 2007 are 7 years for customer relationships, 8 years for product technology and 11 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 8 years.

The company’s results would not have been materially different from its reported results had the company’s acquisitions occurred at the beginning of 2007 or 2008.

Dispositions

The company sold four small business units in 2009 and recorded gains aggregating $0.6 million, included in restructuring and other costs, net, in the accompanying statement of income. The net cash proceeds were $4.4 million. The company also sold small business units in 2008 and 2007 and recorded losses of $3 million and $2 million, respectively. The net cash proceeds were $4 million in 2008 and a nominal amount in 2007. Operating results of the businesses were not material.

Note 3.	Business Segment and Geographical Information

The company’s continuing operations fall into two business segments. During the first quarters of 2008 and 2009, the company transferred management responsibility and the related financial reporting and monitoring for several small product lines between segments. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.            Business Segment and Geographical Information (continued)

more closely aligns the product line with a segment different than that in which it had previously been reported. Segment information for all periods presented has been reclassified to reflect these transfers. The company’s segments are as follows:

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

The company’s management evaluates segment operating performance based on operating income before certain charges/credits to cost of revenues and selling, general and administrative expenses, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; and amortization of acquisition-related intangible assets. The company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates comparison of performance for determining compensation.

Business Segment Information

(In millions)	2009	2008	2007

Revenues
Analytical Technologies	$4,153.9	$4,468.6	$4,179.1
Laboratory Products and Services	6,426.6	6,455.2	5,913.1
Eliminations	(470.8)	(425.8)	(345.8)

Consolidated revenues	10,109.7	10,498.0	9,746.4

Segment Income
Analytical Technologies (a)	837.3	955.3	823.6
Laboratory Products and Services (a)	877.6	913.8	813.3

Subtotal reportable segments (a)	1,714.9	1,869.1	1,636.9

Cost of revenues charges	(6.7)	(1.5)	(49.2)
Selling, general and administrative charges, net	(1.5)	—	—
Restructuring and other costs, net	(60.8)	(35.4)	(42.2)
Amortization of acquisition-related intangible assets	(597.0)	(602.8)	(571.1)

Consolidated operating income	1,048.9	1,229.4	974.4
Other expense, net (b)	(121.8)	(101.4)	(113.8)

Income from continuing operations before provision for income taxes	$927.1	$1,128.0	$860.6

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.            Business Segment and Geographical Information (continued)

(In millions)	2009	2008	2007

Total Assets
Analytical Technologies	$8,313.4	$7,735.4	$7,935.4
Laboratory Products and Services	13,073.8	12,667.9	13,125.3
Corporate/Other (c)	237.8	686.7	146.7

Consolidated total assets	$21,625.0	$21,090.0	$21,207.4

Depreciation
Analytical Technologies	$86.9	$87.5	$82.7
Laboratory Products and Services	103.4	102.4	103.0

Consolidated depreciation	$190.3	$189.9	$185.7

Capital Expenditures
Analytical Technologies	$78.2	$105.2	$88.7
Laboratory Products and Services	97.4	147.4	78.7
Corporate/Other	31.9	11.8	8.1

Consolidated capital expenditures	$207.5	$264.4	$175.5

Geographical Information

Revenues (d)
United States	$6,848.6	$7,165.0	$6,784.4
Germany	1,166.2	1,134.6	974.1
England	891.1	978.2	980.8
Other	2,942.5	2,934.3	2,478.0
Transfers among geographical areas (e)	(1,738.7)	(1,714.1)	(1,470.9)

	$10,109.7	$10,498.0	$9,746.4

Long-lived Assets (f)
United States	$748.5	$750.1	$712.0
Germany	127.9	98.9	100.0
England	158.2	129.3	172.7
Other	298.8	297.0	282.7

	$1,333.4	$1,275.3	$1,267.4

Export Sales Included in United States Revenues Above (g)	$508.1	$611.4	$477.5
(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.
(c)	Corporate assets consist primarily of cash and cash equivalents, short-term investments and property and equipment at the company’s corporate office.
(d)	Revenues are attributed to countries based on selling location.
(e)	Transfers among geographical areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(f)	Includes property, plant and equipment, net.
(g)	In general, export revenues are denominated in U.S. dollars.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Other Expense, Net

As discussed in Note 1, although the company’s cash interest payments have not been affected, the adoption of the new convertible debt accounting guidance has increased the company’s reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The rule required adjustment of prior periods to conform to current accounting.

The components of other expense, net, in the accompanying statement of income are as follows:

(In millions)	2009	2008	2007

Interest Income	$16.1	$51.7	$46.5
Interest Expense	(118.1)	(151.5)	(160.5)
Loss on Investments, Net	(3.1)	(5.6)	(9.0)
Other Items, Net	(16.7)	4.0	9.2

	$(121.8)	$(101.4)	$(113.8)

The company acquired 5,660,000 shares of Nanogen Inc. as a result of the Fisher merger. In December 2007, the company recorded a loss of $8.9 million on the investment in Nanogen for other than temporary impairment following a decline in the quoted fair market value of the shares that occurred between April and December 2007. In 2008 and 2009, the company recorded losses of $1.2 million and $0.7 million, respectively, on the investment in Nanogen for other than temporary impairment. The investment in Nanogen was sold in 2009 for nominal proceeds.

The company also recorded charges of $2.9 million and $4.9 million in 2009 and 2008 for other than temporary impairment of other investments that decreased in value primarily in the prior 6-9 months.

Loss on investments, net also includes portfolio gains from the company’s day-to day investing activities.

During 2009, the company redeemed all of its outstanding 6.75% Senior Subordinated Notes due 2014 and settled a tender offer for its 2.50% Convertible Senior Notes due 2023 (Note 9). As a result of these transactions, the company recorded a loss on the early extinguishment of debt of $15 million, which is included in other items, net in the above table.

Note 5.	Stock-based Compensation Plans

The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options, stock bonus shares or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or for certain non-officer grants, by the company’s employee equity committee, which consists of its chief executive officer. Options granted prior to July 2000 under these plans vested over 0-10 years and had terms ranging from 3-12 years. Options granted in or after July 2000 under these plans generally vested over 3-5 years with terms of 7-10 years, assuming continued employment with certain exceptions. The company practice is to grant options at fair

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.            Stock-based Compensation Plans (continued)

market value. The company generally issues new shares of its common stock to satisfy option exercises. Grants of stock options and restricted stock on or after November 9, 2006, provide that upon a future change in control of the company and qualifying termination of an option holder’s employment, all options and service-based restricted stock awards held by the recipient become immediately vested unless an employment or other agreement with the employee provides for different treatment.

Compensation cost is based on the grant-date fair value and is recognized ratably over the requisite vesting period or to the retirement date for retirement eligible employees, if earlier.

The components of pre-tax stock-based compensation expense are as follows:

(In millions)	2009	2008	2007

Stock Option Awards	$42.4	$35.9	$35.2
Restricted share/Unit Awards	25.7	21.2	15.9

Total Stock-based Compensation Expense	$68.1	$57.1	$51.1

    Stock-based compensation expense is included in the accompanying statement of income as follows:

(In millions)	2009	2008	2007

Cost of Revenues	$6.2	$4.2	$3.6
Selling, General and Administrative Expenses	59.8	51.3	45.9
Research and Development Expenses	2.1	1.6	1.6

Total Stock-based Compensation Expense	$68.1	$57.1	$51.1

The company has elected to recognize any excess income tax benefits from stock option exercises in capital in excess of par value only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Tax benefits recognized in capital in excess of par value on the accompanying balance sheet were $25.1 million and $99.1 million, respectively, in 2008 and 2007. A tax charge of $1.6 million was recorded in capital in excess of par value in 2009 for the excess of deferred tax asset over actual tax benefits realized at option exercise.

Stock Options

The fair value of most option grants is estimated using the Black-Scholes option pricing model. For option grants that require the achievement of both service and market conditions, a lattice model is used to estimate fair value. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock. The average expected life of grants through 2007 was estimated using the simplified method for “plain vanilla” options. Thereafter, historical data on exercise patterns became the basis for estimating the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.            Stock-based Compensation Plans (continued)

    The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2009	2008	2007

Expected Stock Price Volatility	31%	22%	22%
Risk Free Interest Rate	2.2%	2.4%	4.3%
Expected Life of Options (years)	3.8	4.4	4.5
Expected Annual Dividend per Share	$—	$—	$—

The weighted average per share grant-date fair values of options granted during 2009, 2008 and 2007 were $10.41, $12.70 and $14.16, respectively. The total intrinsic value of options exercised during the same periods was $20.7 million, $95.4 million and $429.9 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

A summary of option activity as of December 31, 2009 and changes during the three years then ended is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2006	30.5	$28.30
Granted	0.7	52.01
Exercised	(15.1)	22.90
Canceled / Expired	(0.8)	41.49

Outstanding at December 31, 2007	15.3	33.99
Granted	4.4	55.23
Exercised	(3.2)	26.95
Canceled / Expired	(0.4)	48.47

Outstanding at December 31, 2008	16.1	40.72
Granted	7.3	37.45
Exercised	(1.7)	31.77
Canceled / Expired	(1.8)	50.43

Outstanding at December 31, 2009	19.9	39.39	4.9

Vested and Unvested Expected to Vest at December 31, 2009	19.2	39.36	4.9	$186.2

Exercisable at December 31, 2009	9.7	36.87	3.7	$114.6

(a)	Market price per share on December 31, 2009 was $47.69. The intrinsic value is zero for options with exercise prices below the market price.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.            Stock-based Compensation Plans (continued)

As of December 31, 2009, there was $78.6 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2015 with a weighted average amortization period of 2.4 years.

Restricted Share/Unit Awards

The company awards to a number of key employees restricted company common stock or restricted units that convert into an equivalent number of shares of common stock. The awards generally vest in annual installments over three years, assuming continued employment, with some exceptions. Vesting of the awards is contingent upon meeting certain service conditions and may also be contingent upon meeting certain performance and/or market conditions. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted shares have the right to vote such shares and receive cash dividends, whereas recipients of restricted units have no voting rights but are entitled to receive dividend equivalents. The fair value of service- and performance-based restricted share/unit awards is determined based on the number of shares/units granted and the market value of the company’s shares on the grant date. For awards with market-based vesting conditions, the company uses a lattice model to estimate the grant-date fair value of the award.

A summary of the status of the company’s restricted shares/units as of December 31, 2009 and changes during the three years then ended are presented below:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2006	1,269	$40.21
Granted	62	54.97
Vesting	(477)	43.34
Forfeited	(63)	45.07

Unvested at December 31, 2007	791	46.55
Granted	397	55.09
Vesting	(374)	44.68
Forfeited	(19)	51.87

Unvested at December 31, 2008	795	47.80
Granted	1,475	39.76
Vesting	(436)	46.34
Forfeited	(163)	43.59

Unvested at December 31, 2009	1,671	41.99

As of December 31, 2009, there was $45.8 million of total unrecognized compensation cost related to unvested restricted share/unit awards. The cost is expected to be recognized through 2015 with a weighted average amortization period of 2.9 years. At December 31, 2009, the vesting of 200,000 unvested restricted units is contingent upon the achievement of performance and/or market conditions. The total fair value of shares vested during 2009, 2008 and 2007 was $20.2 million, $16.7 million and $20.7 million, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.            Stock-based Compensation Plans (continued)

Employee Stock Purchase Plans

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. The company issued 139,000, 124,000 and 66,000 shares, respectively, of its common stock for the 2009, 2008 and 2007 plan years, which ended on December 31.

Note 6.	Pension and Other Postretirement Benefit Plans

401(k) Savings Plan and Other Defined Contribution Plans

The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Certain of the company’s subsidiaries offer retirement plans in lieu of participation in the company’s 401(k) savings plans. Company contributions to these plans are based on formulas determined by the company. In 2009, 2008 and 2007, the company charged to expense $64.4 million, $55.5 million and $56.8 million, respectively, related to its defined contribution plans.

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

The company recognizes the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The company is required to recognize as a component of other comprehensive income, net of tax, the actuarial (gains) losses and prior service costs (credits) that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income is adjusted as these amounts are later recognized in income as components of net periodic benefit cost.

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

The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2009, 2008 and 2007, the company made contributions of approximately $41.1 million, $20.7 million and $54.2 million, respectively. Contributions are estimated at between $20 and $30 million for 2010.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.            Pension and Other Postretirement Benefit Plans (continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2009	2008	2009	2008

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$408.5	$405.5	$511.7	$663.3
Business combination	—	—	10.4	—
Service costs	0.8	2.9	9.7	10.9
Interest costs	20.6	22.0	28.6	32.8
Curtailment	(3.1)	(19.3)	(2.7)	—
Plan participants' contributions	—	—	3.1	3.0
Actuarial (gains) losses	(12.1)	23.3	31.1	(73.3)
Benefits paid	(19.5)	(25.9)	(21.5)	(21.7)
Currency translation and other	—	—	37.9	(103.3)

Benefit Obligation at End of Year	$395.2	$408.5	$608.3	$511.7

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$292.0	$417.1	$368.9	$525.9
Business combination	—	—	9.8	—
Actual return on plan assets	63.3	(99.4)	60.4	(64.4)
Employer contribution	11.3	0.2	27.3	17.5
Plan participants' contributions	—	—	3.1	3.0
Benefits paid	(19.5)	(25.9)	(21.5)	(21.7)
Currency translation and other	—	—	27.0	(91.4)

Fair Value of Plan Assets at End of Year	$347.1	$292.0	$475.0	$368.9

Funded Status	$(48.1)	$(116.5)	$(133.3)	$(142.8)

Accumulated Benefit Obligation	$395.2	$405.5	$581.8	$483.4

Amounts Recognized in Balance Sheet
Non-current asset	$—	$—	$3.1	$1.2
Current liability	—	—	(3.5)	(4.0)
Non-current liability	(48.1)	(116.5)	(132.9)	(140.0)

Net amount recognized	$(48.1)	$(116.5)	$(133.3)	$(142.8)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$98.1	$146.9	$24.4	$31.3
Prior service credits	—	—	(0.5)	(0.5)

Net amount recognized	$98.1	$146.9	$23.9	$30.8

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.            Pension and Other Postretirement Benefit Plans (continued)

The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of December 31, 2009 and 2008 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2009	2008	2009	2008

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	5.50%	5.25%	5.37%	5.43%
Average rate of increase in employee compensation	4.00%	4.00%	3.24%	3.29%

The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2009	2008	2007	2009	2008	2007

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	5.25%	5.75%	5.77%	5.43%	5.20%	4.65%
Average rate of increase in employee compensation	4.00%	4.04%	4.04%	3.29%	3.60%	3.44%
Expected long-term rate of return on assets	7.75%	7.75%	7.78%	5.67%	6.08%	5.60%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.            Pension and Other Postretirement Benefit Plans (continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s SERP and other postretirement benefit plans:

	SERP Benefits		Postretirement Benefits
(In millions)	2009	2008	2009	2008

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$12.3	$11.5	$31.4	$32.9
Service costs	—	—	0.6	0.8
Interest costs	0.6	0.6	1.8	1.8
Plan participants' contributions	—	—	1.4	1.4
Actuarial (gains) losses	(0.8)	1.3	(0.9)	(0.7)
Benefits paid	(0.5)	(1.3)	(3.4)	(3.1)
Currency translation and other	—	0.2	1.3	(1.7)

Benefit Obligation at End of Year	$11.6	$12.3	$32.2	$31.4

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$—	$—	$—	$—
Employer contribution	0.5	1.3	2.0	1.7
Plan participants' contributions	—	—	1.4	1.4
Benefits paid	(0.5)	(1.3)	(3.4)	(3.1)

Fair Value of Plan Assets at End of Year	$—	$—	$—	$—

Funded Status	$(11.6)	$(12.3)	$(32.2)	$(31.4)

Accumulated Benefit Obligation	$11.6	$12.3

Amounts Recognized in Balance Sheet
Current liability	$(0.5)	$(0.5)	$(2.3)	$(2.3)
Non-current liability	(11.1)	(11.8)	(29.9)	(29.1)

Net amount recognized	$(11.6)	$(12.3)	$(32.2)	$(31.4)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$(0.2)	$0.6	$(3.1)	$(2.0)
Prior service credits	—	—	(0.8)	(0.9)

Net amount recognized	$(0.2)	$0.6	$(3.9)	$(2.9)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.50%	5.25%	5.94%	5.73%
Average rate of increase in employee compensation	4.00%	4.00%	—	—
Initial healthcare cost trend rate			8.59%	9.37%
Ultimate healthcare cost trend rate			5.62%	5.72%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.            Pension and Other Postretirement Benefit Plans (continued)

	SERP Benefits			Postretirement Benefits
(In millions)	2009	2008	2007	2009	2008	2007

Weighted Average Assumptions Used to Determine the Net Benefit Cost
Discount rate	5.25%	5.75%	5.75%	5.73%	5.66%	5.62%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	—	—	—

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2014 and 2026.

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

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2010 are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post-retirement Benefits

Net Actuarial Loss (Gain)	$0.8	$1.3	$(0.2)
Net Prior Service Costs (Credit)	—	0.1	(0.1)

	$0.8	$1.4	$(0.3)

There are no amounts in accumulated other comprehensive income related to the SERP expected to be recognized in net periodic benefit cost in 2010.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.            Pension and Other Postretirement Benefit Plans (continued)

    The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2009	2008

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$889.4	$930.2
Fair value of plan assets	693.3	657.3

    The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2009	2008

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$835.5	$890.5
Fair value of plan assets	662.0	648.5

The company has other postretirement benefit plans discussed elsewhere in this note with an accumulated post-retirement benefit obligation of $32.2 million that is unfunded. These plans are excluded from the above table.

The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.

The net periodic pension benefit cost (income) includes the following components for 2009, 2008 and 2007:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2009	2008	2007	2009	2008	2007

Components of Net Benefit Cost (Income)
Service cost-benefits earned	$0.8	$2.9	$6.0	$9.7	$10.9	$9.8
Interest cost on benefit obligation	20.6	22.0	22.7	28.6	32.8	31.8
Expected return on plan assets	(30.0)	(31.1)	(30.8)	(21.2)	(30.4)	(28.4)
Recognized actuarial net loss	—	—	0.4	1.6	1.4	3.1
Amortization of prior service benefit	—	—	—	—	0.1	0.1
Settlement/curtailment (gain) loss	—	(19.3)	(0.9)	(0.2)	—	0.1
Special termination benefit	0.2	—	0.1	3.0	0.1	0.3

Net periodic benefit cost (income)	$(8.4)	$(25.5)	$(2.5)	$21.5	$14.9	$16.8

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.            Pension and Other Postretirement Benefit Plans (continued)

The net periodic SERP and other postretirement benefit cost includes the following components for 2009, 2008 and 2007:

	SERP Benefits			Postretirement Benefits
(In millions)	2009	2008	2007	2009	2008	2007

Components of Net Benefit Cost
Service cost-benefits earned	$—	$—	$0.1	$0.6	$0.8	$1.0
Interest cost on benefit obligation	0.6	0.6	1.8	1.8	1.8	1.8
Amortization of prior service benefit	—	—	—	(0.1)	(0.1)	—
Settlement/curtailment gain	—	—	(0.2)	—	—	—
Special termination benefit	—	0.2	—	—	—	—

Net periodic benefit cost	$0.6	$0.8	$1.7	$2.3	$2.5	$2.8

Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2009. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	SERP Benefits	Post-retirement Benefits

2010	$21.2	$20.7	$0.5	$2.3
2011	21.9	21.9	0.5	2.2
2012	22.6	23.9	0.5	2.3
2013	22.9	24.8	0.5	2.2
2014	23.5	26.2	1.7	2.2
2015-2019	128.2	147.3	7.3	10.8

A change in the assumed healthcare cost trend rate by one percentage point effective January 2009 would change the accumulated postretirement benefit obligation as of December 31, 2009 and the 2009 aggregate of service and interest costs, as follows:

(In millions)	Increase	Decrease

One Percentage Point
Effect in total of service and interest cost components	$0.4	$(0.3)
Effect on postretirement healthcare benefit obligation	3.3	(2.6)

Domestic Pension Plan Assets

The company’s overall objective is to invest in a portfolio of diversified assets, primarily through the use of institutional collective funds, to achieve long-term growth. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The company also has a small portfolio (comprising less than 5% of invested assets) of private equity investments. The target allocations for the remaining investments are approximately 34% to funds investing in US equities, including a sub-allocation of approximately 5% to real estate-related equities, approximately 29% to funds investing in international equities and approximately 37% to funds investing in fixed income securities. The portfolio maintains enough liquidity at all times to meet the near-term benefit payments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.            Pension and Other Postretirement Benefit Plans (continued)

    The fair values of the company’s domestic plan assets at December 31, 2009, by asset category are as follows:

(In millions)	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset Category
U.S. equity funds	$111.1	$—	$111.1	$—
International equity funds	90.7	—	90.7	—
Fixed income funds	115.4	—	115.4	—
Private equity funds	14.8	—	—	14.8
Cash/money market funds	14.2	3.4	10.8	—
Alternative investments	0.9	—	—	0.9

Total Assets	$347.1	$3.4	$328.0	$15.7

The table above presents the fair value of the company’s plan assets in accordance with the fair value hierarchy (Note 12). Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above due to the company’s ability to redeem its investment either at the balance sheet date or within limited time restrictions. The fair value of the company’s private equity and alternative investments, which are classified as level 3 investments, are based on valuations provided by the respective funds. The following table represents a rollforward of the fair value, as determined by level 3 inputs.

(In millions)	Private Equity Funds	Alternative Investments	Total

Balance at December 31, 2008	$15.4	$14.5	$29.9
Actual return on plan assets:
Relating to assets held at reporting date	(1.4)	0.4	(1.0)
Relating to assets sold/distributed during period	0.1	—	0.1
Purchases, capital contributions, sales and settlements	0.7	(14.0)	(13.3)

Balance at December 31, 2009	$14.8	$0.9	$15.7

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.            Pension and Other Postretirement Benefit Plans (continued)

The table below presents the fair value measurements of investments in certain domestic plan assets that calculate and provide the company with a net asset value per share (or its equivalent). These plan investments are all classified as level 2 or 3 according to the fair value hierarchy:

(In millions)	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period

Asset Category
U.S. equity funds	$111.1	$—	At least monthly	No more than 3 days
International equity funds	90.7	—	At least monthly	No more than 3 days
Fixed income funds	115.4	—	At least monthly	No more than 3 days
Private equity funds	14.8	2.1	Restricted	Restricted
Money market funds	10.8	—	Daily	Daily
Alternative investments	0.9	—	Restricted	Restricted

	$343.7	$2.1

Non-U.S. Pension Plan Assets

The company maintains specific plan assets for many of the individual pension plans outside the US. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Most of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. The investments are substantially limited to funds investing in global equities and fixed income securities with the target asset allocations ranging from approximately 50% - 60% for equities and 40% - 50% for fixed income. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.

The fair values of the company’s non-U.S. plan assets at December 31, 2009, by asset category are as follows:

(In millions)	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset Category
Equity funds	$222.5	$39.1	$183.4	$—
Fixed income funds	166.0	18.8	147.2	—
Insurance contracts	79.3	—	79.3	—
Cash / money market funds	7.2	7.0	0.2	—

Total Assets	$475.0	$64.9	$410.1	$—

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.            Pension and Other Postretirement Benefit Plans (continued)

The table below presents the fair value measurements of investments in certain non-U.S. plan assets that calculate and provide the company with a net asset value per share (or its equivalent). These plan investments are all classified as level 2 or 3 according to the fair value hierarchy:

(In millions)	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period

Asset Category
Equity funds	$183.4	$—	At least monthly	No more than 1 month
Fixed income funds	147.2	—	At least weekly	No more than 5 days
Insurance contracts	79.3	—	Not applicable	Not applicable
Money market funds	0.2	—	Daily	Daily

	$410.1	$—

Note 7.	Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2009	2008	2007

U.S.	$579.3	$704.7	$639.8
Non-U.S.	347.8	423.3	220.8

	$927.1	$1,128.0	$860.6

The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2009	2008	2007

Income Tax Provision
Federal	$192.3	$185.0	$57.0
Non-U.S.	104.4	81.7	90.9
State	24.7	36.7	24.5

	321.4	303.4	172.4

Deferred Income Tax Provision (Benefit)
Federal	$(147.8)	$(59.8)	$68.2
Non-U.S.	(83.4)	(63.1)	(134.0)
State	(14.4)	(27.9)	(12.9)

	(245.6)	(150.8)	(78.7)

	$75.8	$152.6	$93.7

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7.            Income Taxes (continued)

The income tax provision included in the accompanying statement of income is as follows:

(In millions)	2009	2008	2007

Continuing Operations	$75.8	$152.6	$93.7
Discontinued Operations	(0.6)	3.5	4.2

	$75.2	$156.1	$97.9

The company receives a tax deduction upon the exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $25.1 million and $99.1 million of such benefits of the company that have been allocated to capital in excess of par value in 2008 and 2007, respectively.

The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2009	2008	2007

Provision for Income Taxes at Statutory Rate	$324.5	$394.8	$301.2

Increases (Decreases) Resulting From:
Foreign rate differential	(147.0)	(165.6)	(148.6)
Change in tax laws and apportionment	(2.5)	(27.9)	(31.6)
Income tax credits	(100.3)	(54.2)	(33.2)
Manufacturing deduction	(15.8)	(17.5)	(15.3)
State income taxes, net of federal tax	(0.4)	11.1	9.3
Nondeductible expenses	4.6	6.1	6.4
Unrecognized tax benefit reserves, net	7.4	6.5	3.2
Tax return reassessments and settlements	(0.4)	(1.2)	—
Other, net	5.7	0.5	2.3

	$75.8	$152.6	$93.7

During 2009, the company recorded an income tax benefit of $2.5 million, net, principally due to a reduction in deferred income taxes resulting from a change in the apportionment of state tax rates. During 2008, the company recorded an income tax benefit of $27.9 million, net, principally due to a reduction in deferred income taxes resulting from a change in the apportionment of state tax rates and newly enacted reductions in tax rates in Switzerland. During 2007, the company recorded an income tax benefit of $31.6 million, net, principally due to a reduction in deferred income taxes as a result of tax law changes in the United Kingdom, Denmark, Canada and Germany.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.            Income Taxes (continued)

Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2009	2008

Deferred Tax Asset (Liability)
Depreciation and amortization	$(2,274.1)	$(2,293.3)
Net operating loss and credit carryforwards	443.9	380.7
Reserves and accruals	139.7	128.0
Accrued compensation	149.4	158.1
Inventory basis difference	31.9	29.6
Available-for-sale investments	5.6	5.6
Non U.S. earnings expected to be repatriated	6.4	—
Other, net	11.5	(2.6)

	(1,485.7)	(1,593.9)
Less: Valuation allowance	164.8	161.4

	$(1,650.5)	$(1,755.3)

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not go unused. At the time of the merger with Fisher in November 2006, the company established a $41.9 million valuation allowance for foreign tax credit carryforwards that it did not expect would be used based on the combined company’s tax position. During 2008, the company reduced its valuation allowance for the foreign tax credit carryforwards by $41.9 million, all of which reduced goodwill, due to an expectation that the benefit will be realized. At December 31, 2009, all of the company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce income tax expense.

At December 31, 2009, the company had federal, state and non-U.S. net operating loss carryforwards of $148.2 million, $566.6 million and $745.4 million, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2010 through 2029. Of the non-U.S. net operating loss carryforwards, $249.3 million expire in the years 2010 through 2029, and the remainder do not expire. The company also had $126.8 million of federal foreign tax credit carryforwards as of December 31, 2009, which expire in the years 2010 through 2019.

A provision has not been made for U.S. or additional non-U.S. taxes on $3.2 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost. During 2009, the company changed its position regarding the undistributed earnings of its Japan subsidiaries. The earnings of these subsidiaries are no longer considered permanently reinvested. As a result, in 2009 the company provided deferred U.S. income taxes of $28.0 million, offset by a U.S. foreign tax credit of $34.4 million.

Unrecognized Tax Benefits

As of January 1, 2007, the company had $82.4 million of unrecognized tax benefits, of which $33.2 million, if recognized, would reduce the effective tax rate and the remaining $49.2 million, if recognized, would have decreased goodwill. As of December 31, 2009, the company had $76.2 million of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7.            Income Taxes (continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2009	2008	2007

Balance at beginning of year	$70.4	$73.9	$82.4
Additions for tax positions of current year	11.3	6.5	3.5
Closure of tax years	(4.6)	(3.0)	(12.0)
Settlements	(0.9)	(7.0)	—

	$76.2	$70.4	$73.9

The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2009 and 2008 was $5.3 million for interest.

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

During 2009, the statute of limitations on certain unrecognized tax benefits lapsed which resulted in a $4.6 million decrease in the liability for unrecognized tax benefits, all of which reduced income tax expense. During 2008, the statute of limitations on certain unrecognized tax benefits lapsed which resulted in a $3.0 million decrease in the liability for unrecognized tax benefits, all of which reduced goodwill. During 2007, the statute of limitations on certain unrecognized tax benefits lapsed which resulted in a $2.3 million decrease in the liability for unrecognized tax benefits, $2.0 million of which reduced goodwill and $0.3 million of which reduced income tax expense.

In 2009, the company settled the IRS audit of its 2005 tax year which resulted in a $0.9 million decrease in the liability for unrecognized tax benefits, all of which reduced income tax expense. In 2008, the company settled IRS audits of the 2004 and 2005 pre-acquisition tax years of Fisher, which resulted in a $7 million decrease in the liability for unrecognized tax benefits and goodwill. This decrease in the liability for unrecognized tax benefits was substantially offset by an accrual for unrecognized tax benefits related to the sale of a non-U.S. subsidiary. During 2007, the company settled audits of the 2003 pre-acquisition tax years of certain Fisher subsidiaries which resulted in a $2.6 million decrease in both the liability for unrecognized tax benefits and goodwill. The company also settled audits of the 1994-1997 tax years of certain German subsidiaries which resulted in a $7.1 million decrease in both the liability for unrecognized tax benefits and goodwill. The company is currently under audit by the Internal Revenue Service for the 2001 to 2004 tax years. The examination of those years is at the appeals level of the IRS. The company does not currently expect any significant changes to previously recorded unrecognized tax benefits. The company is also currently under audit by the IRS for the 2006 and 2007 tax years and the 2006 pre-acquisition tax years of certain Fisher subsidiaries. It is likely that the examination phase of these audits will be completed within twelve months. There have been no significant changes to the status of these examinations during 2009, and the company does not currently expect any significant changes to previously recorded unrecognized tax benefits.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Earnings per Share

(In millions except per share amounts)	2009	2008	2007

Income from Continuing Operations	$851.3	$975.4	$766.9
(Loss) Gain on Disposal of Discontinued Operations, Net	(1.0)	5.5	(18.5)

Net Income	850.3	980.9	748.4

Income Allocable to Participating Securities	(0.6)	(1.5)	(0.5)

Net Income for Earnings per Share	$849.7	$979.4	$747.9

Basic Weighted Average Shares	412.4	418.2	421.5
Effect of:
Convertible debentures	8.5	13.3	13.8
Stock options, restricted stock/units and warrants	1.9	3.2	8.3

Diluted Weighted Average Shares	422.8	434.7	443.6

Basic Earnings per Share:
Continuing operations	$2.06	$2.33	$1.82
Discontinued operations	—	.01	(.04)

	$2.06	$2.34	$1.77

Diluted Earnings per Share:
Continuing operations	$2.01	$2.24	$1.73
Discontinued operations	—	.01	(.04)

	$2.01	$2.25	$1.69

Options to purchase 10.9 million, 3.6 million and 3.7 million shares of common stock were not included in the computation of diluted earnings per share for 2009, 2008 and 2007, respectively, because their effect would have been antidilutive.

Since the company must settle the par value of its convertible notes in cash, the company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $23.73, $29.55, and $40.20 conversion price for the 2.50% Senior Convertible Notes due 2023, the Floating Rate Senior Convertible Debentures due 2033 and the 3.25% Senior Convertible Subordinated Notes due 2024, respectively, and only to the extent of the additional shares the company may be required to issue in the event the company’s conversion obligation exceeds the principal amount of the notes or debentures converted (Note 9). At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Earnings per Share (continued)

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

	2.50% Senior Convertible Notes	Floating Rate Senior Convertible Debentures	3.25% Senior Convertible Notes	Potential Share Increase

Principal Outstanding (In millions)	$13.0	$326.5	$329.3
Conversion Price per Share	23.73	29.55	40.20
Trigger Price	28.48	38.41	48.24

Future Common Stock Price	Total Potential Shares (In millions)

$23.73	—	—	—	—
$24.73	—	—	—	—
$29.55	0.1	—	—	0.1
$30.55	0.1	0.4	—	0.5
$40.20	0.2	2.9	—	3.1
$41.20	0.2	3.1	0.2	3.5
$45.00	0.3	3.8	0.9	5.0
$50.00	0.3	4.5	1.6	6.4
$55.00	0.3	5.1	2.2	7.6
$60.00	0.3	5.6	2.7	8.6
$65.00	0.3	6.0	3.1	9.4
$70.00	0.4	6.4	3.5	10.3

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Debt and Other Financing Arrangements

(In millions except per share amounts)	2009	2008

2.50% Senior Convertible Notes, Due 2023 Convertible at $23.73 per Share (net of unamortized discount of $0.4 and $15.5, respectively)	$12.6	$279.9
Floating Rate Senior Convertible Debentures, Due 2033 Convertible at $29.55 per Share (net of unamortized discount of $1.5 and $8.7, respectively)	325.0	335.8
3.25% Senior Subordinated Convertible Notes, Due 2024 Convertible at $40.20 per Share (net of unamortized discount of $9.0 and $16.1, respectively)	320.3	313.1
2.15% Senior Notes, Due 2012 (net of unamortized discount of $0.5 and interest rate hedge of $2.9)	346.6	—
3.25% Senior Notes, Due 2014 (net of unamortized discount of $0.4 and interest rate hedge of $6.6)	393.0	—
5% Senior Notes, Due 2015	250.0	250.0
6 3/4% Senior Subordinated Notes, Due 2014	—	306.3
6 1/8% Senior Subordinated Notes, Due 2015	500.0	500.0
Other	34.0	32.9

	2,181.5	2,018.0
Less: Short-term Obligations and Current Maturities	117.5	14.8

	$2,064.0	$2,003.2
The annual repayment requirements for debt obligations are as follows:

(In millions)

2010	$117.9
2011	3.2
2012	352.1
2013	4.6
2014	407.2
2015 and thereafter	1,317.8

2,202.8
Less: Unamortized discount	11.8
Fair value of interest rate hedge	9.5

$2,181.5

See Note 12 for fair value information pertaining to the company’s long-term obligations.

Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $1.9 million and $11.3 million at year-end 2009 and 2008, respectively, of short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 11.42% and 1.63% at December 31, 2009 and 2008, respectively. In addition to available borrowings under the company’s revolving credit agreements and a money market loan fund arrangement, all discussed below, the company had unused lines of credit of $106.4 million as of December 31, 2009. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Debt and Other Financing Arrangements (continued)

Credit Facilities

The company has a revolving credit facility (the “Revolving Credit Facility”) with a bank group that provides for up to $1 billion of unsecured multi-currency revolving credit that will expire in August 2012. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The rate at December 31, 2009, was between 0.40% and 0.62% (depending on duration) under the more favorable of the two rates. The Revolving Credit Facility allows for the issuance of letters of credit, which reduces the amount available for borrowing. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain total leverage below a certain maximum level. The company was in compliance with all covenants between 2007 and 2009. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. As of December 31, 2009, there were no borrowings under the revolver and $53.9 million in letters of credit outstanding, resulting in $946.1 million of borrowings available under the Revolving Credit Facility.

Money Market Loans

The company has an uncommitted line of credit of up to $250 million through a series of short-term money market loans funded on an ongoing basis in the secondary market. Such money market loans typically have maturity periods of between one and three months, however they can have longer durations as the market will bear. Furthermore, they bear varying rates of interest based on the maturity date and market rate at the time of issuance. As of December 31, 2009, the company did not have any outstanding borrowings under this line.

2.50% Senior Convertible Notes due 2023

At the November 2006 closing date of the merger with Fisher, the company assumed $300.0 million aggregate principal amount of 2.50% Senior Convertible Notes due 2023. Interest on the notes is payable on April 1 and October 1 of each year. The notes are convertible at the option of the holder, at a price of $23.73 per share, if the common stock price exceeds the trigger price of $28.48 for a period of time as defined in the agreement, or upon the occurrence of certain other events. The company will be required to deliver cash to holders upon conversion, up to the principal amount of the notes converted. The company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at the company’s option on or after October 2, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require the company to purchase any notes held by them for 100% of the principal amount plus accrued interest on October 1, 2010, October 1, 2015, and October 1, 2020, or upon a change of control.

During the fourth quarter of 2009, the company made a tender offer to purchase for cash any and all outstanding 2.50% Senior Convertible Notes due 2023 at a purchase price per $1,000 principal amount of $2,072.4743. At the expiration of the offer, the company purchased $282.3 million aggregate principal amount of such notes for an aggregate of $586.6 million including accrued and unpaid interest. The company recorded a loss of $10 million in 2009 on the early extinguishment of this debt in other expense, net on the accompanying statement of income.

Floating Rate Senior Convertible Debentures due 2033

At the closing date of the merger with Fisher, the company assumed $344.4 million aggregate principal amount of Floating Rate Senior Convertible Debentures due 2033. Interest on the notes is payable on March 15, June 15, September 15 and December 15 of each year at an annual rate of 90-day LIBOR minus 1.25% (0.00% as of December 31, 2009). Additional quarterly interest equal to 0.0625% of the market value of the notes will be paid commencing

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Debt and Other Financing Arrangements (continued)

with the quarterly interest period beginning December 15, 2009, if the market value of the notes during specified testing periods is 120% or more of the principal value. Based on the market value of the notes at the most recent testing period, the additional interest charge in 2010 is expected to be less than $1 million. The notes are convertible at the option of the holder, at a price of $29.55 per share, if the common stock price exceeds the trigger price of $38.41 for a period of time as defined in the agreement, or upon the occurrence of certain other events. The company will be required to deliver cash to holders upon conversion, up to the principal amount of notes converted. The company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at the company’s option on or after March 15, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require the company to purchase any notes held by them for 100% of the principal amount plus accrued interest on March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, and December 15, 2029, or upon a change of control.

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

For any holders of the company’s convertible obligations electing to convert or if such debt is put to the company by holders on the next put dates in 2010 and 2011, the company currently intends to finance the cash payments that would be payable through borrowings under its revolving credit agreement to the extent such payments exceed $113 million which has been classified as a current maturity of long-term obligation in the accompanying 2009 balance sheet. During 2009 and early 2010, holders of convertible debentures totaling $68 million in par value exercised conversion rights.

The company separately accounts for the debt and equity components of its convertible debt in a manner that reflects the company’s nonconvertible debt borrowing rate when interest cost is recognized. The debt, temporary equity and equity components recognized for the company’s convertible debt are as follows:

(In millions)	2009	2008

Principal Amount of Convertible Debt	$668.8	$969.1
Unamortized Discount	10.9	40.3
Net Carrying Amount	657.9	928.8
Incremental Convertible Debt Obligation (Temporary Equity)	1.9	24.2
Capital in Excess of Par Value	30.7	28.1

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Debt and Other Financing Arrangements (continued)

At December 31, 2009, the unamortized discount had a remaining weighted average recognition period of 1.1 year, to the respective first redemption dates of the convertible debt. The amount of interest expense on the convertible debt recognized in the accompanying statement of income is as follows:

(In millions)	2009	2008	2007

Contractual Coupon Interest	$18.4	$25.0	$32.9
Amortization of Discount on Convertible Debt	22.5	21.6	20.7

Interest Expense	$40.9	$46.6	$53.6

Effective Interest Rate	4.3%	5.1%	5.9%

2.15% Senior Notes due 2012

On November 20, 2009, the company issued $350 million principal amount of 2.15% Senior Notes due 2012. Interest on the notes is payable on June 28 and December 28 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants.

At the issuance of debt, the company entered into 3 month LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 2.15% Notes and the payment dates of the swaps coincide with the payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate of 3 month USD LIBOR plus a spread of 0.4194% (0.77% at December 31, 2009) and to receive a fixed interest rate of 2.15%. The variable interest rate resets quarterly. The swaps have been accounted for as a fair value hedge of the 2.15% Notes.

3.25% Senior Notes due 2014

On November 20, 2009, the company issued $400 million principal amount of 3.25% Senior Notes due 2014. Interest on the notes is payable on May 20 and November 20 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants.

At the issuance of debt, the company entered into 3 month LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 3.25% Notes and the payment dates of the swaps coincide with the payment dates of the 3.25% Notes. The swap contracts provide for the company to pay a variable interest rate of 3 month USD LIBOR plus a spread of 0.7245% (0.99% at December 31, 2009) and to receive a fixed interest rate of 3.25%. The variable interest rate resets quarterly. The swaps have been accounted for as a fair value hedge of the 3.25% Notes.

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

Note 9.   Debt and Other Financing Arrangements (continued)

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

6 3/4% Senior Subordinated Notes due 2014

At the closing date of the merger with Fisher, the company assumed $300 million principal amount of 6 3/4% Senior Subordinated Notes due 2014. Interest on the notes was payable on February 15 and August 15 of each year. The notes were redeemed at a redemption price of 103.375% of the principal amount plus accrued interest in December 2009 for a total cash outlay of $317 million. The company recorded a loss of $5 million in 2009 on the early extinguishment of this debt in other expense, net on the accompanying statement of income.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.         Commitments and Contingencies

Operating Leases

The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $108.4 million, $108.8 million and $97.0 million in 2009, 2008 and 2007, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2009:

(In millions)

2010	$99.8
2011	78.4
2012	60.0
2013	40.3
2014	27.9
Thereafter	67.5

$373.9

Purchase Obligations

The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $172.2 million at December 31, 2009 and the majority of these obligations are expected to be settled during 2010.

Letters of Credit, Guarantees and Other Commitments

Outstanding letters of credit and bank guarantees totaled $100.7 million at December 31, 2009, including $3.5 million for businesses that have been sold. The expiration of these credits and guarantees ranges through 2099.

Outstanding surety bonds and other guarantees totaled $45.9 million at December 31, 2009. The expiration of these bonds and guarantees ranges through 2011.

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

The company has funding commitments totaling $7.7 million at December 31, 2009, related to investments it owns.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.         Commitments and Contingencies (continued)

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

Litigation and Related Contingencies

There are various lawsuits and claims pending against the company involving product liability, contract, commercial and other issues. In view of the company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

The company establishes a liability that is an estimate of amounts needed to pay damages in the future for events that have already occurred. The accrued liabilities are based on management’s judgment as to the probability of losses and, where applicable, actuarially determined estimates. The reserve estimates are adjusted as additional information becomes known or payments are made.

The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2009, was approximately $222 million to $323 million on an undiscounted basis. The portion of these liabilities assumed in the merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s reserve for these matters in total, including the discounted liabilities, was $159 million at December 31, 2009 (or $225 million undiscounted). The reserve includes estimated defense costs and is gross of estimated amounts due from insurers of $93 million at December 31, 2009 (or $133 million undiscounted). The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above reserves, as of December 31, 2009, the company had product liability reserves of $9 million (undiscounted) relating to divested businesses.

The assets and liabilities assumed at the acquisition date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $66 million and the discount on the assets of approximately $40 million (net discount $26 million) are being accreted to interest expense over the expected settlement period.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.         Commitments and Contingencies (continued)

    Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. For example, there are pending lawsuits with certain of the company’s insurers concerning which state’s laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $93 million would require adjustment that could be material to the company’s results of operations. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of permit requirements and installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Having assumed environmental liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value. This fair value was ascribed by using a discount rate of 4.73%, which was the risk free interest rate for monetary assets with maturities comparable to that of the environmental liability. The remaining discount of $8 million is being accreted by charges to interest expense over the estimated maturity period of 30 years. At December 31, 2009 and 2008, the company’s total environmental liability was approximately $23 million and $20 million, respectively.

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

Note 11.         Comprehensive Income and Shareholders’ Equity

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

Accumulated other comprehensive items in the accompanying balance sheet consist of the following:

(In millions except per share amounts)	2009	2008

Cumulative Translation Adjustment	$161.7	$(37.1)
Net Unrealized Gain on Available-for-sale Investments (net of tax provision of $1.3 and $0.4)	2.4	0.2
Net Unrealized Losses on Hedging Instruments (net of tax benefit of $0.6 and $0.7)	(1.0)	(1.2)
Pension and Other Postretirement Benefit Liability Adjustments (net of tax benefit of $46.8 and $67.7)	(71.1)	(107.7)

	$92.0	$(145.8)

The amounts of pension and other postretirement benefit liability adjustments recognized in net income in 2009, 2008 and 2007 were $1.1 million, $1.0 million and $2.3 million, net of tax, respectively.

At December 31, 2009, the company had reserved 66,487,601 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company’s convertible debentures.

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

Note 11.         Comprehensive Income and Shareholders’ Equity (continued)

At any time until the Stock Acquisition Date, the company may redeem the rights in whole, but not in part, at a price of $.01 per right (payable in cash or stock). The rights expire on September 29, 2015, unless earlier redeemed or exchanged.

As a result of the November 2006 merger with Fisher, warrants to purchase 1,653,585 shares of Fisher common stock were converted into warrants to purchase 3,307,170 shares of company common stock at an exercise price of $4.83 per share. These warrants had a fair value of $113.2 million at the merger date, which was recorded as part of the merger consideration. All of the outstanding warrants were exercised in January 2008.

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2009. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, mutual funds holding publicly traded securities, derivative contracts used to hedge the company’s currency and interest rate risks and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

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

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.         Fair Value Measurements and Fair Value of Financial Instruments (continued)

(In millions)	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$1,081.7	$1,081.7	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	32.9	32.9	—	—
Insurance contracts	31.9	—	31.9	—
Auction rate securities	5.4	—	—	5.4
Derivative contracts	4.5	—	4.5	—

Total Assets	$1,156.4	$1,114.6	$36.4	$5.4

Liabilities
Derivative contracts	$10.3	$—	$10.3	$—

Total Liabilities	$10.3	$—	$10.3	$—

    The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(In millions)	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$560.8	$560.8	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	24.0	24.0	—	—
Insurance contracts	21.3	—	21.3	—
Auction rate securities	5.7	—	—	5.7
Marketable equity securities	1.0	1.0	—	—
Derivative contracts	3.3	—	3.3	—

Total Assets	$616.1	$585.8	$24.6	$5.7

Liabilities
Derivative contracts	$4.0	$—	$4.0	$—

Total Liabilities	$4.0	$—	$4.0	$—

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.         Fair Value Measurements and Fair Value of Financial Instruments (continued)

    Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

(In millions)	Market Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses

2009
Mutual Fund and Unit Trust Investments	$31.2	$26.9	$4.3	$—	$—
Auction Rate Securities	5.4	6.0	—	0.6	5.4

	$36.6	$32.9	$4.3	$0.6	$5.4

2008
Marketable Equity Securities	$1.0	$1.0	$—	$—	$—
Mutual Fund and Unit Trust Investments	23.2	21.4	1.8	—	—
Auction Rate Securities	5.7	6.6	—	0.9	5.4

	$29.9	$29.0	$1.8	$0.9	$5.4

The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. The net gain on the sale of available-for-sale investments resulted from gross realized gains of $0.1 million and $0.6 million in 2009 and 2008, respectively, and gross realized losses of $1.0 million, $4.0 and $9.0 million in 2009, 2008 and 2007, respectively.

In addition to available-for-sale investments, the company had $1.7 million and $0.8 million of trading securities, consisting of debt and equity securities, at December 31, 2009 and 2008, respectively.

The company determines the fair value of the auction rate securities by obtaining indications of value from brokers/dealers. During 2009 and 2008, the company recorded in other expense, net, $0.3 million and $2.3 million, respectively, of impairment charge on the auction rate securities for declines in value deemed attributable to credit losses exceeding six to nine months duration and thus considered other-than-temporary. The following table is a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities.

(In millions)	2009	2008

Beginning Balance	$5.7	$8.9
Total impairment losses included in earnings	(0.3)	(2.3)
Sale of securities	(0.4)	—
Total unrealized gains (losses) included in other comprehensive income	0.4	(0.9)

Ending Balance	$5.4	$5.7

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.         Fair Value Measurements and Fair Value of Financial Instruments (continued)

    The notional amounts of derivative contracts outstanding totaled $1,239.6 million and $333.7 million at year-end 2009 and 2008, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates.

The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
(In millions)	2009	2008	2009	2008

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$9.5	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (b)	4.5	3.3	0.8	4.0

Total derivatives	$4.5	$3.3	$10.3	$4.0

(a)	The fair value of the interest rate swaps are included in the consolidated balance sheet under the caption other long-term liabilities.
(b)	The fair value of the foreign currency exchange contracts are included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
(In millions)	2009	2008

Derivatives Designated as Fair Value Hedges
Interest rate contracts	$1.4	$—
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts	(6.9)	50.9

    Gains and losses recognized on interest rate and foreign currency exchange contracts are included in the consolidated statement of income under the caption other expense, net.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.         Fair Value Measurements and Fair Value of Financial Instruments (continued)

Fair Value of other Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$6.8	$6.8	$2.7	$2.7

Debt Obligations:
Convertible obligations	657.9	992.0	928.8	1,227.7
Senior notes	989.6	1,016.1	250.0	209.3
Senior subordinated notes	500.0	520.1	806.3	675.9
Other	34.0	34.0	32.9	32.9

	$2,181.5	$2,562.2	$2,018.0	$2,145.8

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends.

Note 13.	Supplemental Cash Flow Information

(In millions)	2009	2008	2007

Cash Paid For:
Interest	$82.5	$129.5	$135.9

Income Taxes	$329.8	$292.1	$124.7

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$825.3	$265.7	$543.9
Cash paid for acquired businesses and product lines	(623.7)	(204.9)	(498.7)

Liabilities assumed of acquired businesses and product lines	$201.6	$60.8	$45.2

Conversion of convertible debt	$—	$2.8	$0.4

Issuance of restricted stock	$1.1	$21.9	$3.4

Issuance of stock upon vesting of restricted stock units	$7.0	$20.1	$22.0

Note 14.	Restructuring and Other Costs, Net

Restructuring costs in 2009 in both segments primarily included charges for actions in response to the downturn in the economy and reduced revenues in several businesses, as well as the following: consolidation of production operations at a plant in the United Kingdom with plants in the U.S. and Germany; the consolidation of production operations at a plant in Iowa with plants in Ohio and North Carolina; the consolidation of operations at a plant in the Netherlands with plants in the United Kingdom and the U.S; the consolidation of manufacturing and research and development operations at a site in

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.         Restructuring and Other Costs, Net (continued)

Germany with an existing site in the U.S.; and completion of the relocation of a manufacturing site in France to an existing site in Germany. Restructuring costs in 2008 included reductions in headcount within several businesses due to economic uncertainty affecting end markets and consolidating or transferring manufacturing operations from various sites in Europe, the U.S. and Australia to other sites. The 2008 costs also included charges for asset impairment, litigation and other matters discussed by segment below, net of pension curtailment gains. Restructuring costs in 2007 included charges for the consolidation of anatomical pathology operations in Pennsylvania with a site in Michigan, as well as consolidation of other U.S. operations and consolidation of sites in the UK and France with plants in Germany.

As of February 26, 2010, the company has identified restructuring actions that will result in additional charges of approximately $38 million, primarily in the first half of 2010.

2009

During 2009, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$4.7	$2.0	$—	$6.7
Selling, General and Administrative Expenses	2.1	(0.6)	—	1.5
Restructuring and Other Costs, Net	37.2	21.7	1.9	60.8

	$44.0	$23.1	$1.9	$69.0

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $44.0 million of net restructuring and other charges in 2009. The segment recorded charges to cost of revenues of $4.7 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation, charges to selling, general and administrative expenses of $2.1 million for transaction costs related to the B.R.A.H.M.S. acquisition (Note 2) and $37.2 million of other costs, net. These other costs consisted of $41.8 million of cash costs, primarily associated with headcount reductions and facility consolidations in an effort to streamline operations, including $31.4 million of severance for approximately 520 employees primarily in manufacturing and sales and service functions; $5.5 million of abandoned facility costs; and $4.9 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions. The segment also recorded $4.6 million of income, net, primarily due to a gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher Scientific in 2006, offset partially by a $2.5 million charge for pension termination benefits.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $23.1 million of net restructuring and other charges in 2009. The segment recorded charges to cost of revenues of $2.0 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation; net gain in selling, general and administrative expenses of $0.6 million primarily for settlement of certain pre-merger Fisher product liability-related matters partially offset by transaction costs related to the acquisition of Biolab; $17.9 million in cash costs described below; and $3.8 million in other costs, net. The cash costs, which were associated with headcount reductions and facility consolidations in an effort to streamline operations, included $13.9 million of severance for approximately 370 employees primarily in manufacturing, administrative, and sales and service functions; $1.1 million of abandoned facility costs; and $2.9 million of other cash costs, primarily retention, relocation, moving and related expenses associated with facility consolidations. The non-cash costs of $3.8 million were related primarily to a loss on an abandoned facility held for sale that was sold in July 2009 and, to a lesser extent, the impairment of intangible and fixed assets related to a product line.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.         Restructuring and Other Costs, Net (continued)

Corporate

The company recorded $1.9 million in restructuring and other charges at its corporate office 2009, $2.1 million of which were cash costs partially offset by a $0.2 million gain on the sale of a building that had previously been written down to estimated disposal value. The cash costs were primarily abandoned facility costs and, to a lesser extent, severance.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.         Restructuring and Other Costs, Net (continued)

Laboratory Products and Services

The Laboratory Products and Services segment recorded $9.7 million of net restructuring and other charges in 2008. The segment recorded charges to cost of revenues of $0.8 million for the sale of inventories revalued at the date of acquisition, and $8.9 million of other costs, net. These other costs consisted of $11.1 million of cash costs, principally associated with headcount reductions and facility consolidations, including $8.5 million of severance for approximately 380 employees primarily in manufacturing and administrative functions; $0.8 million of abandoned-facility costs; and $1.8 million of other cash costs primarily for retention, relocation and moving expenses. The facility consolidations principally included moving the manufacture of certain laboratory consumables products from existing facilities in California and New York to a new facility in Mexico and continuing the move of a manufacturing site in France to Germany. The segment also recorded non-cash income of $2.2 million primarily from a gain on the sale of real estate.

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

Note 14.         Restructuring and Other Costs, Net (continued)

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

The following tables summarize the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables.

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2008 Restructuring Plans
Balance At December 31, 2006	$5.8	$1.1	$12.1	$0.6	$19.6
Costs incurred in 2007 (c)	19.8	5.5	3.7	12.7	41.7
Reserves reversed (b)	(1.9)	—	(0.2)	—	(2.1)
Payments	(13.0)	(5.1)	(11.1)	(11.2)	(40.4)
Currency translation	0.3	—	0.2	0.1	0.6

Balance At December 31, 2007	11.0	1.5	4.7	2.2	19.4
Costs incurred in 2008 (d)	4.5	1.5	5.7	1.8	13.5
Reserves reversed (b)	(0.6)	(0.6)	(0.9)	(0.5)	(2.6)
Payments	(9.4)	(1.6)	(5.1)	(2.8)	(18.9)
Currency translation	(0.1)	—	—	—	(0.1)

Balance At December 31, 2008	5.4	0.8	4.4	0.7	11.3
Costs incurred in 2009 (e)	1.9	0.2	2.4	0.8	5.3
Reserves reversed (b)	—	(0.1)	(0.1)	—	(0.2)
Payments	(6.4)	(0.9)	(3.9)	(1.3)	(12.5)
Currency translation	(0.1)	—	—	—	(0.1)

Balance At December 31, 2009	$0.8	$—	$2.8	$0.2	$3.8

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.         Restructuring and Other Costs, Net (continued)

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

2008 Restructuring Plans
Costs incurred in 2008 (d)	$20.9	$0.6	$3.2	$1.9	$26.6
Payments	(13.8)	(0.2)	(1.2)	(1.5)	(16.7)
Currency translation	(0.1)	—	(0.2)	(0.1)	(0.4)

Balance At December 31, 2008	7.0	0.4	1.8	0.3	9.5
Costs incurred in 2009 (e)	2.1	0.2	1.0	0.9	4.2
Reserves reversed (b)	(0.5)	—	(0.2)	(0.1)	(0.8)
Payments	(7.0)	(0.6)	(1.2)	(0.9)	(9.7)
Currency translation	0.1	—	0.1	(0.1)	0.1

Balance At December 31, 2009	$1.7	$—	$1.5	$0.1	$3.3

2009 Restructuring Plans
Costs incurred in 2009 (e)	$45.3	$2.2	$6.3	$3.8	$57.6
Reserves reversed (b)	(2.7)	—	(1.5)	(0.1)	(4.3)
Payments	(21.5)	(0.7)	(2.8)	(3.6)	(28.6)
Currency translation	(0.1)	0.1	0.3	0.1	0.4

Balance At December 31, 2009	$21.0	$1.6	$2.3	$0.2	$25.1

(a)	Employee retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Represents reductions in cost of plans.
(c)	Excludes non-cash charges, net, of $1.9 million and a loss of $1.7 million from the sale of a business. Also excludes a net gain of $1.0 million from pension plan curtailments.
(d)
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

(e)
Excludes non-cash items including principally a $7.4 million gain on settlement of a litigation-related matter, $4.9 million in asset writedowns primarily at sites undertaking facility consolidations, a $2.5 million charge for pension termination benefits; and a $0.6 million net gain on the sale of several small businesses.

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

Note 16.	Unaudited Quarterly Information

	2009
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$2,255.1	$2,484.1	$2,531.1	$2,839.4
Gross Profit	886.9	988.3	1,011.2	1,138.3
Income from Continuing Operations	148.9	206.9	221.2	274.3
Net Income	148.9	206.9	221.2	273.3
Earnings per Share from Continuing Operations:
Basic	.36	.50	.54	.67
Diluted	.35	.49	.53	.65
Earnings per Share:
Basic	.36	.50	.54	.67
Diluted	.35	.49	.53	.65

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $13.6 million.
(b)	Costs of $12.5 million.
(c)	Costs of $13.8 million.
(d)	Costs of $29.1 million and after-tax loss of $1.0 million related to the company’s discontinued operations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.         Unaudited Quarterly Information (continued)

	2008
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$2,554.0	$2,709.6	$2,588.1	$2,646.3
Gross Profit	1,018.4	1,088.1	1,032.8	1,066.9
Income from Continuing Operations	230.1	242.9	214.9	287.5
Net Income	229.7	246.1	218.1	287.0
Earnings per Share from Continuing Operations:
Basic	.55	.58	.51	.69
Diluted	.53	.55	.49	.67
Earnings per Share:
Basic	.55	.59	.52	.68
Diluted	.53	.56	.50	.67

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $5.5 million and after-tax loss of $0.4 million related to the company’s discontinued operations.
(b)	Income of $5.2 million and after-tax income of $3.2 million related to the company’s discontinued operations.
(c)	Costs of $15.4 million and after-tax income of $3.2 million related to the company’s discontinued operations.
(d)	Costs of $21.2 million and after-tax loss of $0.5 million related to the company’s discontinued operations.

Note 17.	Subsequent Events

    In January and February 2010, the company entered agreements to acquire three businesses for aggregate cash consideration of approximately $225 million and future contingent consideration of up to an additional $30 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2009	$43.1	$7.3	$1.0	$(6.7)	$2.5	$47.2

Year Ended December 31, 2008	$49.5	$5.5	$0.2	$(11.9)	$(0.2)	$43.1

Year Ended December 31, 2007	$45.0	$7.6	$0.5	$(11.1)	$7.5	$49.5

(In millions)		Balance at Beginning of Year	Established As Cost of Acquisitions	Activity Charged to Reserve	Other (b)	Balance at End of Year

Accrued Acquisition Expenses

Year Ended December 31, 2009		$1.8	$—	$(0.6)	$(0.9)	$0.3

Year Ended December 31, 2008		$9.5	$0.7	$(3.8)	$(4.6)	$1.8

Year Ended December 31, 2007		$35.4	$14.3	$(37.5)	$(2.7)	$9.5

(In millions)		Balance at Beginning of Year	Provision Charged to Expense (d)	Activity Charged to Reserve	Other (e)	Balance at End of Year

Accrued Restructuring Costs (c)

Year Ended December 31, 2009		$20.8	$61.8	$(50.8)	$0.4	$32.2

Year Ended December 31, 2008		$19.4	$37.5	$(35.6)	$(0.5)	$20.8

Year Ended December 31, 2007		$19.6	$39.6	$(40.4)	$0.6	$19.4

(a)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)
Represents reversal of accrued acquisition expenses and corresponding reduction of goodwill or other intangible assets resulting from finalization of restructuring plans and the effect of currency translation.

(c)	The nature of activity in this account is described in Note 14.
(d)
In 2009, excludes $4.5 million of non-cash costs and $5.5 million of other income, net. In 2008, excludes $11.0 million of non-cash costs and $13.1 million of other income, net. In 2007, excludes $1.9 million of non-cash costs, net and $0.7 million of other expenses, net.

(e)	Represents the effects of currency translation.

Financial Statement Index