Form 10-Q
period 2010-04-03
THERMO FISHER SCIENTIFIC INC.
filed 2010-05-06
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended April 3, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 3, 2010
Common Stock, $1.00 par value	410,405,951

PART I           FINANCIAL INFORMATION

Item 1.            Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	April 3,	December 31,
(In millions)	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$1,431.7	$1,564.1
Short-term investments, at quoted market value (cost of $9.0 and $7.7)	8.5	7.1
Accounts receivable, less allowances of $46.1 and $47.2	1,493.8	1,409.6
Inventories:
Raw materials	269.3	262.8
Work in process	121.4	115.5
Finished goods	763.9	753.1
Deferred tax assets	161.0	160.0
Other current assets	279.0	258.7

	4,528.6	4,530.9

Property, Plant and Equipment, at Cost	2,078.5	2,071.8
Less: Accumulated depreciation and amortization	(766.2)	(738.4)

	1,312.3	1,333.4

Acquisition-related Intangible Assets, net of Accumulated Amortization of $2,204.1 and $2,074.1	6,238.6	6,337.0

Other Assets	436.4	440.8

Goodwill	9,108.7	8,982.9

	$21,624.6	$21,625.0

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)
(Unaudited)

	April 3,	December 31,
(In millions except share amounts)	2010	2009

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$148.8	$117.5
Accounts payable	596.1	533.6
Accrued payroll and employee benefits	246.1	286.0
Accrued income taxes	63.6	28.4
Deferred revenue	167.8	139.8
Other accrued expenses	553.3	534.0

	1,775.7	1,639.3

Deferred Income Taxes	1,897.6	1,933.8

Other Long-term Liabilities	541.0	555.1

Long-term Obligations	1,923.2	2,064.0

Incremental Convertible Debt Obligation	7.1	1.9

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 425,105,836 and 423,875,260 shares issued	425.1	423.9
Capital in excess of par value	11,102.2	11,140.7
Retained earnings	4,583.1	4,350.8
Treasury stock at cost, 14,699,885 and 14,564,637 shares	(583.1)	(576.5)
Accumulated other comprehensive items	(47.3)	92.0

	15,480.0	15,430.9

	$21,624.6	$21,625.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)
	Three Months Ended
	April 3,	March 28,
(In millions except per share amounts)	2010	2009

Revenues
Product revenues	$2,281.0	$1,898.6
Service revenues	394.1	356.5

	2,675.1	2,255.1

Costs and Operating Expenses:
Cost of product revenues	1,350.4	1,159.7
Cost of service revenues	228.4	208.5
Selling, general and administrative expenses	719.1	625.0
Research and development expenses	66.8	58.2
Restructuring and other costs, net	17.4	13.6

	2,382.1	2,065.0

Operating Income	293.0	190.1
Other Expense, Net	(24.9)	(22.9)

Income from Continuing Operations Before Provision for Income Taxes	268.1	167.2
Provision for Income Taxes	(38.3)	(18.3)

Income from Continuing Operations	229.8	148.9
Gain on Disposal of Discontinued Operations, Net (net of income tax provision of $1.5 in 2010)	2.5	—

Net Income	$232.3	$148.9

Earnings per Share from Continuing Operations
Basic	$.56	$.36
Diluted	$.55	$.35

Earnings per Share
Basic	$.57	$.36
Diluted	$.56	$.35

Weighted Average Shares
Basic	409.6	417.7
Diluted	418.2	425.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)
	Three Months Ended
	April 3,	March 28,
(In millions)	2010	2009

Operating Activities
Net Income	$232.3	$148.9
Gain on disposal of discontinued operations	(2.5)	—

Income from continuing operations	229.8	148.9

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	199.7	190.3
Change in deferred income taxes	(45.8)	(56.7)
Non-cash stock-based compensation	19.1	15.2
Non-cash interest expense on convertible debt	3.4	5.6
Tax benefits from stock-based compensation awards	(4.8)	(0.6)
Other non-cash expenses, net	16.9	11.1
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(102.1)	29.0
Inventories	(34.9)	(11.8)
Other assets	(23.0)	28.9
Accounts payable	74.0	81.5
Other liabilities	15.7	(76.9)
Contributions to retirement plans	(4.9)	(5.6)

Net cash provided by continuing operations	343.1	358.9
Net cash used in discontinued operations	—	(0.2)

Net cash provided by operating activities	343.1	358.7

Investing Activities
Acquisitions, net of cash acquired	(229.1)	(18.3)
Purchase of property, plant and equipment	(50.6)	(51.2)
Proceeds from sale of property, plant and equipment	1.0	3.4
Proceeds from sale of available-for-sale investments	0.2	—
Proceeds from sale of businesses, net of cash divested	—	2.3
Decrease (increase) in other assets	0.6	(1.9)

Net cash used in investing activities	$(277.9)	$(65.7)

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)
	Three Months Ended
(In millions)	April 3, 2010	March 28, 2009

Financing Activities
Increase (decrease) in short-term notes payable	$(0.3)	$0.6
Net proceeds from issuance of company common stock	26.8	5.2
Tax benefits from stock-based compensation awards	4.8	0.6
Settlement of convertible debt	(206.9)	—
Borrowings (redemption and repayment) of long-term obligations	(2.5)	3.4

Net cash provided by (used in) financing activities	(178.1)	9.8

Exchange Rate Effect on Cash of Continuing Operations	(19.5)	(22.2)

Increase (Decrease) in Cash and Cash Equivalents	(132.4)	280.6
Cash and Cash Equivalents at Beginning of Period	1,564.1	1,280.5

Cash and Cash Equivalents at End of Period	$1,431.7	$1,561.1

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$330.5	$10.4
Cash paid for acquired businesses	(244.6)	(7.7)

Fair value of liabilities assumed of acquired businesses	$85.9	$2.7

Issuance of stock upon vesting of restricted stock units	$14.9	$6.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.          General

            The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 2010, the results of operations for the three-month periods ended April 3, 2010, and March 28, 2009, and the cash flows for the three-month periods ended April 3, 2010, and March 28, 2009. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2009, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (SEC).

2.          Acquisitions

In February 2010, the company’s Analytical Technologies segment acquired Ahura Scientific, Inc., a U.S.-based provider of handheld spectroscopy instruments that are used worldwide in the identification of chemicals for safety, security and pharmaceutical applications, for $147 million, net of cash acquired, plus up to $25 million of additional contingent consideration based upon the achievement of specified operating results in 2010, of which the company recorded $20 million as the fair value at the acquisition date. The acquisition expands the segment’s portfolio of portable analytical devices. Revenues of Ahura Scientific totaled $45 million in 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $111 million was allocated to goodwill, none of which is tax deductible.

In March 2010, the company’s Analytical Technologies segment acquired Finnzymes, a Finland-based provider of integrated tools for molecular biology analysis, including reagents, instruments, consumables and kits, for $59 million, net of cash acquired. The acquisition expands the company’s portfolio of reagents and other consumables for the molecular biology research and diagnostics markets. Finnzymes reported revenues of $20 million in 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $27 million was allocated to goodwill, none of which is tax deductible.

In addition, in the first three months of 2010, the Analytical Technologies segment acquired a developer of tunable diode-based spectroscopy systems for $21 million plus up to $5 million of additional contingent consideration.

The company made a contingent purchase price payment of $3 million in the first three months of 2010, for an acquisition completed prior to 2010.

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

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

2.          Acquisitions (continued)

Acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs are recorded in selling, general and administrative expenses. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and, for acquisitions completed within the past year, is subject to adjustment upon finalization of the purchase price allocation. The company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates.

    The components of the purchase price allocations for 2010 acquisitions are as follows:

(In millions)	Ahura Scientific	Finnzymes	Other	Total

Purchase Price
Cash paid	$164.3	$59.3	$21.0	$244.6
Debt assumed	0.6	—	—	0.6
Fair value of contingent consideration	19.6	—	2.1	21.7
Cash acquired	(17.8)	(0.7)	—	(18.5)

	$166.7	$58.6	$23.1	$248.4

Allocation
Current assets	$21.5	$6.6	$0.6	$28.7
Property, plant and equipment	3.3	3.4	—	6.7
Intangible assets:
Customer relationships	46.1	16.1	0.8	63.0
Product technology	30.3	18.6	8.2	57.1
In-process research and development	—	—	2.9	2.9
Tradenames and other	0.4	0.1	0.1	0.6
Goodwill	110.7	26.6	15.6	152.9
Other assets	0.1	—	—	0.1
Liabilities assumed	(45.7)	(12.8)	(5.1)	(63.6)

	$166.7	$58.6	$23.1	$248.4

            The weighted-average amortization periods for intangible assets acquired in 2010 are 8 years for customer relationships, 8 years for product technology and 1 year for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 8 years.

            The company’s results would not have been materially different from its reported results had the company’s 2010 and 2009 acquisitions occurred at the beginning of 2009.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

3.          Business Segment Information

The company’s continuing operations fall into two business segments.

	Three Months Ended
	April 3,	March 28,
(In millions)	2010	2009

Revenues
Analytical Technologies	$1,107.0	$938.8
Laboratory Products and Services	1,695.2	1,423.0
Eliminations	(127.1)	(106.7)

Consolidated revenues	2,675.1	2,255.1

Segment Income
Analytical Technologies (a)	232.4	173.5
Laboratory Products and Services (a)	235.3	175.5

Subtotal reportable segments (a)	467.7	349.0

Cost of revenues charges	(5.1)	—
Selling, general and administrative charges, net	(1.1)	—
Restructuring and other costs, net	(17.4)	(13.6)
Amortization of acquisition-related intangible assets	(151.1)	(145.3)

Consolidated operating income	293.0	190.1
Other expense, net (b)	(24.9)	(22.9)

Income from continuing operations before provision for income taxes	$268.1	$167.2

Depreciation
Analytical Technologies	$22.0	$20.3
Laboratory Products and Services	26.6	24.7

Consolidated depreciation	$48.6	$45.0

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

4.         Other Expense, Net

    The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended
	April 3,	March 28,
(In millions)	2010	2009

Interest Income	$2.4	$5.3
Interest Expense	(22.3)	(30.2)
Other Items, Net	(5.0)	2.0

	$(24.9)	$(22.9)

5.         Stock-based Compensation Expense

           The components of pre-tax stock-based compensation expense are as follows:

	Three Months Ended
(In millions)	April 3, 2010	March 28, 2009

Stock Option Awards	$11.6	$10.1
Restricted share/Unit Awards	7.5	5.1

Total Stock-based Compensation Expense	$19.1	$15.2

    Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended
	April 3,	March 28,
(In millions)	2010	2009

Cost of Revenues	$1.4	$1.5
Selling, General and Administrative Expenses	17.3	13.2
Research and Development Expenses	0.4	0.5

Total Stock-based Compensation Expense	$19.1	$15.2

            No stock-based compensation expense has been capitalized in inventories due to immateriality.

Unrecognized compensation cost related to unvested stock options and restricted stock totaled approximately $120 million and $69 million, respectively, as of April 3, 2010, and is expected to be recognized through 2015 with weighted average periods of 1.5 years and 1.3 years, respectively.

During the first three months of 2010, the company made equity compensation grants to employees consisting of 0.6 million restricted shares/units and options to purchase 3.9 million shares.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

6.         Pension and Other Postretirement Benefit Plans

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

	Three Months Ended
	April 3,	March 28,
(In millions)	2010	2009

Service Cost	$2.8	$2.5
Interest Cost on Benefit Obligation	13.2	12.0
Expected Return on Plan Assets	(13.8)	(12.3)
Amortization of Net Loss	0.5	0.3
Amortization of Prior Service Benefit	—	0.1
Special Termination Benefits	—	0.2

Net Periodic Benefit Cost	$2.7	$2.8

    Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended
(In millions)	April 3, 2010	March 28, 2009

Service Cost	$0.1	$0.1
Interest Cost on Benefit Obligation	0.5	0.4
Amortization of Net Gain	(0.1)	—

Net Periodic Benefit Cost	$0.5	$0.5

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

7.          Earnings per Share

 Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	April 3,	March 28,
(In millions except per share amounts)	2010	2009

Income from Continuing Operations	$229.8	$148.9
Gain on Disposal of Discontinued Operations, Net	2.5	—

Net Income	232.3	148.9

Income Allocable to Participating Securities	—	(0.2)

Net Income for Earnings per Share	$232.3	$148.7

Basic Weighted Average Shares	409.6	417.7
Effect of:
Convertible debentures	5.4	6.4
Stock options, restricted stock/units and warrants	3.2	1.2

Diluted Weighted Average Shares	418.2	425.3

Basic Earnings per Share:
Continuing operations	$.56	$.36
Discontinued operations	.01	—

	$.57	$.36

Diluted Earnings per Share:
Continuing operations	$.55	$.35
Discontinued operations	.01	—

	$.56	$.35

            Options to purchase 8.2 million and 16.7 million shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2010 and 2009, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

8.         Debt and Other Financing Arrangements

During the first quarter of 2010, following completion of a tender offer in 2009, the company purchased substantially all of the remaining $13 million aggregate principal amount of the company’s 2.5% Senior Convertible Notes due 2023 for an aggregate of $28 million. Additionally, holders of the company’s Floating Rate Convertible Senior Debentures due 2033 totaling $109 million in par value exercised conversion rights in the first quarter of 2010. The company paid the principal and the premium due upon conversion in cash for a total outlay of $179 million. As a result of these transactions, the company recorded losses totaling $1 million on the early extinguishment of debt in other expense, net in the accompanying statement of income. Additional conversions totaling $44 million in principal were paid in April 2010, prior to the redemption announcement discussed below, for a total cash outlay of $77 million.

The company separately accounts for the debt and equity components of its convertible debt in a manner that reflects the company’s nonconvertible debt borrowing rate when interest cost is recognized. The debt, temporary equity and equity components recognized for the company’s convertible debt are as follows:

	April 3,	December 31,
(In millions)	2010	2009

Principal Amount of Convertible Debt	$546.9	$668.8
Unamortized Discount	7.1	10.9
Net Carrying Amount	539.8	657.9
Incremental Convertible Debt Obligation (Temporary Equity)	7.1	1.9
Capital in Excess of Par Value	20.1	30.7

At April 3, 2010, the unamortized discount had a remaining weighted average recognition period of 12 months, to the first redemption date of the convertible debt. The amount of interest expense on the convertible debt recognized in the accompanying statement of income is as follows:

	Three Months Ended
	April 3,	March 28,
(In millions)	2010	2009

Contractual Coupon Interest	$2.9	$5.0
Amortization of Discount on Convertible Debt	3.4	5.6

Interest Expense	$6.3	$10.6

Effective Interest Rate	4.0%	4.5%

On April 27, 2010, the company issued $450 million principal amount of 3.20% Senior Notes due 2015. Interest on the notes is payable on May 1 and November 1 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

At the issuance of this debt, the company entered into six-month LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 3.20% Notes and the payment dates of the swaps coincide with the payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate of six-month USD LIBOR plus a spread of 0.4512% (0.96% at April 27, 2010) and to receive a fixed interest rate of 3.20%. The variable interest rate resets semi-annually. The swaps will be accounted for as a fair value hedge of the 3.20% Notes.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

8.         Debt and Other Financing Arrangements (continued)

On April 27, 2010, the company also issued $300 million principal amount of 4.70% Senior Notes due 2020. Interest on the notes is payable on May 1 and November 1 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

The company intends to use the proceeds of the 3.20% and 4.70% Notes to redeem all of its Floating Rate Convertible Debentures that remain outstanding on May 10, 2010, the redemption date selected by the company, and to settle in cash any Floating Rate Convertible Debentures presented for conversion on or prior to May 6, 2010 (the date that is two business days prior to the redemption date). As of April 20, 2010, the date the company announced the redemption, approximately $174 million in aggregate principal amount of Floating Rate Convertible Debentures was outstanding. In addition, the company intends to use the proceeds of the 3.20% and 4.70% Notes to redeem all outstanding 6 1/8% Senior Subordinated Notes due 2015 at a redemption price of $1,030.63 per $1,000 on July 1, 2010. The company formally called the 6 1/8% notes for redemption on May 3, 2010. As of May 6, 2010, $500 million in aggregate principal amount of 6 1/8% notes was outstanding.

9.         Litigation and Related Contingencies

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

For product liability, workers compensation and other personal injury matters, the company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The company records estimated amounts due from insurers as an asset. Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. For example, there are pending lawsuits with certain of the company’s insurers concerning which state’s laws should apply to the insurance policies and how such laws affect the policies. Should these actions resolve unfavorably, the estimated amount due from insurers of $92 million would require adjustment that could be material to the company’s results of operations. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

9.         Litigation and Related Contingencies (continued)

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

10.       Comprehensive Income and Shareholders’ Equity

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the first quarter of 2010 and 2009, the company had comprehensive income of $93 million and $37 million, respectively. The first quarters of 2010 and 2009 were unfavorably affected by decreases in the cumulative translation adjustment of $141 million and $113 million, respectively, due to movements in currency exchange rates, the effects of which are recorded in shareholders’ equity.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Fair Value Measurements and Fair Value of Financial Instruments

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2010. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, mutual funds holding publicly traded securities, derivative contracts used to hedge the company’s currency and interest rate risks and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

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

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2010:

	April 3,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$833.5	$833.5	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	33.9	33.9	—	—
Insurance contracts	32.3	—	32.3	—
Auction rate securities	5.2	—	—	5.2
Derivative contracts	1.7	—	1.7	—

Total Assets	$906.6	$867.4	$34.0	$5.2

Liabilities
Derivative contracts	$2.1	$—	$2.1	$—

Total Liabilities	$2.1	$—	$2.1	$—

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Fair Value Measurements and Fair Value of Financial Instruments (continued)

    The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$1,081.7	$1,081.7	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	32.9	32.9	—	—
Insurance contracts	31.9	—	31.9	—
Auction rate securities	5.4	—	—	5.4
Derivative contracts	4.5	—	4.5	—

Total Assets	$1,156.4	$1,114.6	$36.4	$5.4

Liabilities
Derivative contracts	$10.3	$—	$10.3	$—

Total Liabilities	$10.3	$—	$10.3	$—

            The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The company determines the fair value of the auction rate securities by obtaining indications of value from brokers/dealers. The following table is a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities.

	Three Months Ended
	April 3,	March 28,
(In millions)	2010	2009

Beginning Balance	$5.4	$5.7
Sale of securities	(0.2)	—
Total unrealized gains (losses) included in other comprehensive income	—	0.6

Ending Balance	$5.2	$6.3

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.        Fair Value Measurements and Fair Value of Financial Instruments (continued)

            The notional amounts of derivative contracts outstanding totaled $1,258.5 million and $1,239.6 million at April 3, 2010 and December 31, 2009, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates, based on data from an independent third-party pricing service.

            The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	April 3,	December 31,	April 3,	December 31,
(In millions)	2010	2009	2010	2009

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$1.5	$—	$—	$9.5
Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (b)	0.2	4.5	2.1	0.8

Total derivatives	$1.7	$4.5	$2.1	$10.3

(a)  The fair value of the interest rate swaps are included in the consolidated balance sheet under the captions other assets or other long-
       term liabilities.
(b)  The fair value of the foreign currency exchange contracts are included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain Recognized
	Three Months Ended
(In millions)	April 3, 2010	March 28, 2009

Derivatives Designated as Fair Value Hedges
Interest rate contracts	$3.4	$—
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts	17.9	10.9

    Gains and losses recognized on interest rate and foreign currency exchange contracts are included in the consolidated statement of income under the caption other expense, net, together with the corresponding, offsetting losses and gains on the underlying hedged transactions.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.        Fair Value Measurements and Fair Value of Financial Instruments (continued)

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	April 3, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$5.7	$5.7	$6.8	$6.8

Debt Obligations:
Convertible obligations	539.8	826.7	657.9	992.0
Senior notes	1,000.7	1,012.0	989.6	1,016.1
Senior subordinated notes	500.0	518.8	500.0	520.1
Other	31.5	31.5	34.0	34.0

	$2,072.0	$2,389.0	$2,181.5	$2,562.2

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends.

12.      Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations is as follows:

	Three Months Ended
	April 3,	March 28,
(In millions)	2010	2009

Beginning Balance	$45.2	$44.1
Provision charged to income	10.8	7.5
Usage	(10.1)	(10.4)
Acquisitions	0.2	—
Adjustments to previously provided warranties, net	0.4	0.5
Other, net (a)	(1.0)	(1.0)

Ending Balance	$45.5	$40.7

(a)  Primarily represents the effects of currency translation

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

13.       Restructuring and Other Costs, Net

Restructuring costs in the three months of 2010 in both segments primarily included continuing charges for actions initiated in 2009 in response to the downturn in the economy and reduced revenues in several businesses, as well as the consolidation of manufacturing and research and development operations at a site in Germany with an existing site in the U.S. and the consolidation of production operations at a plant in Iowa with plants in Ohio and North Carolina. As of May 6, 2010, the company has identified restructuring actions that will result in additional charges of approximately $27 million, primarily in the remainder of 2010.

During the first quarter of 2010, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$3.9	$1.2	$—	$5.1
Selling, General and Administrative Expenses	1.1	—	—	1.1
Restructuring and Other Costs, Net	8.0	9.3	0.1	17.4

	$13.0	$10.5	$0.1	$23.6

            The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $13.0 million of net restructuring and other charges in the first quarter of 2010. The segment recorded charges to cost of revenues of $3.9 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $1.1 million for transaction costs related to the Finnzymes acquisition (Note 2); and $8.0 million of cash costs, net. These cash costs were primarily associated with headcount reductions and facility consolidations to streamline operations, including $5.4 million of severance for approximately 65 employees; $1.4 million of abandoned facility costs; and $1.2 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $10.5 million of net restructuring and other charges in the first quarter of 2010. The segment recorded charges to cost of revenues of $1.2 million for accelerated depreciation at facilities closing due to real estate consolidation; $3.5 million in cash costs described below; and $5.8 million in other costs, net. The cash costs, which were associated with headcount reductions and facility consolidations to streamline operations, included $0.3 million of severance; $1.7 million of abandoned facility costs; and $1.5 million of other cash costs, primarily retention, relocation, moving and related expenses associated with facility consolidations. The non-cash costs of $5.8 million were primarily related to a loss on a patent infringement claim initiated prior to a business unit’s acquisition by the company.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

13.        Restructuring and Other Costs, Net (continued)

Corporate

The company recorded $0.1 million in restructuring and other charges at its corporate office 2010, all of which were cash costs.

The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Employee Retention (a)	Abandonment of Excess Facilities	Other	Total

Pre-2009 Restructuring Plans
Balance At December 31, 2009	$2.5	$—	$4.3	$0.3	$7.1
Costs incurred in 2010 (b)	—	—	0.7	0.1	0.8
Payments	(0.4)	—	(0.9)	(0.4)	(1.7)
Currency translation	(0.1)	—	—	—	(0.1)

Balance At April 3, 2010	$2.0	$—	$4.1	$—	$6.1

2009 Restructuring Plans
Balance At December 31, 2009	$21.0	$1.6	$2.3	$0.2	$25.1
Costs incurred in 2010 (b)	3.5	1.2	1.1	1.2	7.0
Reserves reversed	(0.9)	(0.1)	(0.1)	—	(1.1)
Payments	(6.2)	(0.8)	(0.6)	(1.1)	(8.7)
Currency translation	(1.0)	—	—	—	(1.0)

Balance At April 3, 2010	$16.4	$1.9	$2.7	$0.3	$21.3

2010 Restructuring Plans
Costs incurred in 2010 (b)	$3.1	$—	$1.4	$0.4	$4.9
Payments	(1.0)	—	(0.2)	(0.4)	(1.6)
Currency translation	0.3	—	—	—	0.3

Balance At April 3, 2010	$2.4	$—	$1.2	$—	$3.6

(a)  Employee retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)  Excludes non-cash items including principally a $6 million loss on a patent infringement claim initiated prior to a business unit’s acquisition by the company.

    The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2010; and abandoned-facility payments, over lease terms expiring through 2016.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)
14.       Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple customer deliverables and for software-enabled products. The new rule pertaining to arrangements under which the company has multiple customer deliverables provides an alternative method for establishing the fair value of a deliverable when vendor specific objective evidence does not exist. The guidance requires the determination of the best estimate of selling price to separate deliverables and allows the allocation of the customer’s consideration using this relative selling price model. The new guidance pertaining to software-enabled products revised the existing software accounting guidance to exclude equipment where the software is more than incidental to the value of the product. Under the new standard, such equipment is accounted for under revenue recognition criteria applicable to equipment instead of that applicable to software. The company adopted the rules prospectively on January 1, 2010. Adoption did not materially affect the company’s results of operation or financial position.

Effective, January 1, 2010, the company adopted new accounting guidance pertaining to the consolidation assessment of variable interest entities. The new guidance requires the company to determine whether its variable interests in third party entities give the company a controlling financial interest in the entities. This amended guidance replaces the previous quantitative approach for identifying when enterprises should consolidate variable interest entities with a qualitative analysis, based on which enterprise has both (1) the power to direct the economic activities of a variable interest entity and (2) the obligation to absorb losses or receive benefits from the entity that could be significant to the variable interest entity. Adoption of this standard did not have an impact on the company’s results of operation or financial position.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report.

A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Part II, Item 1A of this report on Form 10-Q.

Overview of Results of Operations and Liquidity

The company develops, manufactures, sells and purchases for resale a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own technologies and by making strategic acquisitions of complementary businesses. The company’s continuing operations fall into two business segments: Analytical Technologies and Laboratory Products and Services.

	Three Months Ended
	April 3,		March 28,
(Dollars in millions)	2010		2009

Revenues
Analytical Technologies	$1,107.0	41.4%	$938.8	41.6%
Laboratory Products and Services	1,695.2	63.4%	1,423.0	63.1%
Eliminations	(127.1)	(4.8)%	(106.7)	(4.7)%

	$2,675.1	100%	$2,255.1	100%

Sales in the first quarter of 2010 were $2.68 billion, an increase of $420 million from the first quarter of 2009. Aside from the effects of currency translation and acquisitions, net of divestitures (discussed in total and by segment below), revenues increased from 2009 by $283 million (13%) due to increased demand and, to a lesser extent, increased selling days, higher stimulus-funded spending by customers and price increases. Sales rebounded from a weak first quarter of 2009 when the company believes a global economic slowdown reduced demand. In addition, the company’s fiscal calendar had four additional days in the first quarter of 2010 compared with the first quarter of 2009 which the company estimates favorably affected revenue growth by 4 - 5 percentage points. The fourth quarter of 2010 will have four less days than the corresponding quarter of 2009 and, as a result, the company expects an unfavorable effect on revenue growth of an estimated 4 – 5 percentage points in the fourth quarter.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2010 and 2009. The principal acquisitions included Finnzymes, a Finland-based provider of integrated tools for molecular biology analysis, including reagents, instruments, consumables and kits in March 2010; Ahura Scientific, a provider of handheld spectroscopy instruments that are used worldwide in the identification of chemicals for safety, security and pharmaceutical applications in February 2010; B.R.A.H.M.S. AG, a leading provider of specialty diagnostic tests based on patented biomarkers for sepsis, cardiovascular and pulmonary diseases, as well as intensive care treatments and prenatal screening in October 2009; and Biolab, an Australia-based provider of analytical instruments, life science consumables and laboratory equipment in April 2009. Ahura Scientific expanded the company’s portfolio of analytical instruments. The acquisition of Finnzymes expanded the company’s portfolio of reagent and other consumables for the molecular biology research and diagnostics markets. BRAHMS increased the breadth of the company’s specialty diagnostics portfolio and provided a significant reagent manufacturing center in Europe. The acquisition of Biolab broadened the geographic reach of the company’s customer channels.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of Results of Operations and Liquidity (continued)

    In the first quarter of 2010, operating income and operating income margin were $293 million and 11.0%, respectively, compared with $190 million and 8.4%, respectively, in 2009. The increases in operating income and operating margin were due to profit on incremental revenue and, to a lesser extent, price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. Restructuring and other costs increased $10 million in 2010 due primarily to a loss on a patent infringement claim initiated prior to a business unit’s acquisition by the company and cost of revenue charges primarily associated with recent acquisitions.

The company’s effective tax rates were 14.3% and 10.9% in the first quarter of 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. The tax provision in 2010 was favorably affected by $1.9 million, net, or 0.7 percentage points resulting from the resolution of tax audits. The company expects its effective tax rate for the full year 2010 to be between 15% and 17% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax provision in the first quarter of 2009 was unfavorably affected by $0.7 million or 0.4 percentage points resulting from the impact on deferred tax balances of newly enacted tax rates in several jurisdictions.

Income from continuing operations increased to $230 million in the first quarter of 2010, from $149 million in the first quarter of 2009, primarily due to the items discussed above that increased operating income offset in part by a higher tax rate.

During the first three months of 2010, the company’s cash flow from operations totaled $343 million, compared with $359 million for the first three months of 2009. The decrease resulted primarily from increased investment in working capital items, particularly accounts receivable and inventories to support the growth in sales.

As of April 3, 2010, the company’s outstanding debt totaled $2.07 billion, of which approximately $0.54 billion is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. Upon an investor’s election to convert, the company is required to pay the principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. On April 20, 2010, the company announced that it will redeem all of its Floating Rate Convertible Debentures due 2033 that remain outstanding on May 10, 2010. The company expects that the holders will convert their Floating Rate Convertible Debentures prior to the redemption date. The company intends to use the proceeds from the $750 million senior notes issued on April 27, 2010 to fund the conversions/redemption of the $174 million principal value of the Floating Rate Convertible Debentures that was outstanding on April 20, 2010 (Note 8). The company expects the total cash outlay for the conversion/redemption of the Floating Rate Convertible Debentures, including premium, will be approximately $315 million, a portion of which will be funded from existing cash balances. For holders electing to convert any of the company’s other convertible debentures in 2010, the company intends to draw on its revolving credit facility to fund any principal payments in excess of $100 million which has been classified as a current liability in the accompanying balance sheet. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $944 million at April 3, 2010. The company also announced its intention to use the proceeds of the senior notes issued in April 2010 to redeem all outstanding 6 1/8% Senior Subordinated Notes on July 1, 2010. The outstanding principal value of the 6 1/8% Senior Subordinated Notes on May 6, 2010 was $500 million.

The company believes that its existing cash and short-term investments of $1.44 billion as of April 3, 2010, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2009, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company’s critical accounting policies during the first three months of 2010.

Results of Operations

First Quarter 2010 Compared With First Quarter 2009

Continuing Operations

	Three Months Ended
	April 3,	March 28,	Total	Currency	Acquisitions/
(In millions)	2010	2009	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$1,107.0	$938.8	$168.2	$30.0	$46.9	$91.3
Laboratory Products and Services	1,695.2	1,423.0	272.2	36.3	25.3	210.6
Eliminations	(127.1)	(106.7)	(20.4)	(1.7)	—	(18.7)

Consolidated Revenues	$2,675.1	$2,255.1	$420.0	$64.6	$72.2	$283.2

Sales in the first quarter of 2010 were $2.68 billion, an increase of $420 million from the first quarter of 2009. The favorable effects of currency translation resulted in an increase in revenues of $65 million in 2010. Sales increased $72 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues increased $283 million (13%) due to increased demand and, to a lesser extent, increased selling days, higher stimulus-funded spending by customers and price increases. Sales rebounded from a weak first quarter of 2009 when the company believes global economic slowdown reduced demand. In addition, the company’s fiscal calendar had four additional days in the first quarter of 2010 compared with the first quarter of 2009 which the company estimates favorably affected revenue growth by 4 – 5 percentage points. The fourth quarter of 2010 will have four less days than the corresponding quarter of 2009 and, as a result, the company expects an unfavorable effect on revenue growth of an estimated 4 – 5 percentage points in the fourth quarter. Sales growth was strong in North America and Asia and modest in Europe.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

In the first quarter of 2010, operating income and operating income margin were $293 million and 11.0%, respectively, compared with $190 million and 8.4%, respectively, in 2009. The increases in operating income and operating margin were due to profit on incremental revenue and, to a lesser extent, price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. Restructuring and other costs increased $10 million in 2010 due primarily to a loss on a patent infringement claim initiated prior to a business unit’s acquisition by the company and cost of revenue charges primarily associated with recent acquisitions.

In the first quarter of 2010, the company recorded restructuring and other costs, net, of $24 million, including $5 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs related to the acquisition of Finnzymes. The company incurred $12 million of cash costs, primarily for actions initiated in 2009 in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred a $6 million loss on a patent infringement claim initiated prior to a business unit’s acquisition by the company (Note 13). In 2009, the company recorded restructuring and other costs, net, of $14 million, all of which were cash costs, primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated.

As of May 6, 2010, the company has identified restructuring actions that will result in additional charges of approximately $27 million in 2010 and expects to identify additional actions during 2010. The restructuring actions initiated in 2009 and the first quarter of 2010 are expected to result in annual cost savings of approximately $109 million, including $71 million for actions taken through the end of the first quarter of 2010 and $38 million for actions that have been approved and will be completed primarily in 2010.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

	Three Months Ended
	April 3,	March 28,
(Dollars in millions)	2010	2009	Change

Revenues
Analytical Technologies	$1,107.0	$938.8	18%
Laboratory Products and Services	1,695.2	1,423.0	19%
Eliminations	(127.1)	(106.7)	19%

Consolidated Revenues	$2,675.1	$2,255.1	19%

Segment Income
Analytical Technologies	$232.4	$173.5	34%
Laboratory Products and Services	235.3	175.5	34%

Subtotal Reportable Segments	467.7	349.0	34%

Cost of Revenues Charges	(5.1)	—
Selling, General and Administrative Charges, Net	(1.1)	—
Restructuring and Other Costs, Net	(17.4)	(13.6)
Amortization of Acquisition-related Intangible Assets	(151.1)	(145.3)

Consolidated Operating Income	$293.0	$190.1	54%

Income from the company’s reportable segments increased 34% to $468 million in the first quarter of 2010 due primarily to profit on incremental revenue and, to a lesser extent, price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions. The company also refers to this measure as adjusted operating income.

   Analytical Technologies

	Three Months Ended
(Dollars in millions)	April 3, 2010	March 28, 2009	Change

Revenues	$1,107.0	$938.8	18%

Operating Income Margin	21.0%	18.5%	2.5

Sales in the Analytical Technologies segment increased $168 million to $1.11 billion in the first quarter of 2010. The favorable effects of currency translation resulted in an increase in revenue of $30 million in 2010. Sales increased $47 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $91 million (10%) primarily due to increased demand including higher stimulus-funded spending by customers and, to a lesser extent, four additional selling days. Demand was strong for mass spectrometry instruments and bioscience offerings. Demand in industrial markets for environmental and process control equipment, which had been particularly weak in the first quarter of 2009, stabilized in the first quarter of 2010, although sales were weak to those industrial customers that historically recover late-cycle from economic downturns such as the metals and mining market sector.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

Operating income margin was 21.0% in the first quarter of 2010 and 18.5% in the first quarter of 2009. The increase resulted from profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

   Laboratory Products and Services

	Three Months Ended
(Dollars in millions)	April 3, 2010	March 28, 2009	Change

Revenues	$1,695.2	$1,423.0	19%

Operating Income Margin	13.9%	12.3%	1.6

Sales in the Laboratory Products and Services segment increased $272 million to $1.70 billion in the first quarter of 2010. The favorable effects of currency translation resulted in an increase in revenues of $36 million in 2010. Sales increased $25 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $211 million (15%) primarily due to stronger demand following a weak first quarter of 2009 and, to a lesser extent, four additional days in the first quarter of 2010 and increased prices. Demand for laboratory equipment, which had been particularly weak in 2009, and consumables improved in the first quarter of 2010.

In July 2008, the company and a significant supplier of its healthcare market channel extended an existing agreement for two years. Under the revised agreement, the company’s revenues from the sale of products purchased from the supplier decreased $61 million in 2009 to $205 million. In November 2009, the supplier notified the company that it intended to cease the current arrangement in mid-2010. The company believes this was in part a response to the company’s strategic decision to expand its product offerings to provide its customers with a broader menu of diagnostic solutions. As a result of the supplier terminating this agreement, the company expects sales of related products to be approximately $75 million in the first half of 2010 and a nominal amount thereafter. The company has signed an agreement with an alternative supplier of laboratory products and expects to sell approximately $40 million of these and other products from the new supplier in 2010, offsetting a portion of the anticipated drop in revenue.

Operating income margin increased to 13.9% in the first quarter of 2010 from 12.3% in the first quarter of 2009, primarily due to profit on incremental revenues and, to a lesser extent, price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

Other Expense, Net

The company reported other expense, net, of $25 million and $23 million in the first quarter of 2010 and 2009, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. Interest income decreased to $2 million in the first quarter of 2010 from $5 million in the same period last year primarily due to lower interest rates on invested cash balances. Interest expense decreased to $22 million from $30 million in the first quarter of 2009 primarily as a result of lower interest rates on variable rate debt following the refinancing completed in November 2009. In 2010, other expense, net, includes a $1 million loss on the early extinguishment of debt (Note 8).

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

Provision for Income Taxes

The company’s effective tax rates were 14.3% and 10.9% in the first quarter of 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. The tax provision in 2010 was favorably affected by $1.9 million, net, or 0.7 percentage points resulting from the resolution of tax audits. The company expects its effective tax rate for the full year 2010 to be between 15% and 17% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax provision in the first quarter of 2009 was unfavorably affected by $0.7 million or 0.4 percentage points resulting from the impact on deferred tax balances of newly enacted tax rates in several jurisdictions.

Contingent Liabilities

At the first quarter end of 2010, the company was contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome in one or more of the matters described under “Litigation and Related Contingencies” in Note 9 could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple customer deliverables and for software-enabled products. The new rule pertaining to arrangements under which the company has multiple customer deliverables provides an alternative method for establishing the fair value of a deliverable when vendor specific objective evidence does not exist. The guidance requires the determination of the best estimate of selling price to separate deliverables and allows the allocation of the customer’s consideration using this relative selling price model. The new guidance pertaining to software-enabled products revised the existing software accounting guidance to exclude equipment where the software is more than incidental to the value of the product. Under the new standard, such equipment is accounted for under revenue recognition criteria applicable to equipment instead of that applicable to software. The company adopted the rules prospectively on January 1, 2010. Adoption did not materially affect the company’s results of operation or financial position.

Effective, January 1, 2010, the company adopted new accounting guidance pertaining to the consolidation assessment of variable interest entities. The new guidance requires the company to determine whether its variable interests in third party entities give the company a controlling financial interest in the entities. This amended guidance replaces the previous quantitative approach for identifying when enterprises should consolidate variable interest entities with a qualitative analysis, based on which enterprise has both (1) the power to direct the economic activities of a variable interest entity and (2) the obligation to absorb losses or receive benefits from the entity that could be significant to the variable interest entity. Adoption of this standard did not have an impact on the company’s results of operation or financial position.

Discontinued Operations

During the first quarter of 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Consolidated working capital was $2.75 billion at April 3, 2010, compared with $2.89 billion at December 31, 2009. Included in working capital were cash, cash equivalents and short-term investments of $1.44 billion at April 3, 2010 and $1.57 billion at December 31, 2009.

First Three Months of 2010

Cash provided by operating activities was $343 million during the first three months of 2010. Increases in accounts receivable and inventory used cash of $102 million and $35 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $74 million, primarily due to the timing of payments. Cash payments for income taxes totaled $52 million in the first three months of 2010. The company expects that for all of 2010, cash payments for income taxes will approximate $375 - $425 million. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $12 million during the first three months of 2010.

During the first three months of 2010, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $229 million for acquisitions and $51 million for purchases of property, plant and equipment. In April 2010, the company acquired a supplier of products for proteomics analysis for approximately $40 million in cash and contingent future payments of up to $2 million.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2010, such expenditures will approximate $275 - $300 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2009 and April 3, 2010.

The company’s financing activities used $178 million of cash during the first three months of 2010, principally for the extinguishment of debt. The company’s financing activities included $27 million of proceeds of employee stock option exercises. On April 19, 2010, the Board of Directors authorized the repurchase of up to $750 million of the company’s common stock through April 18, 2011. On April 27, 2010, the company issued $450 million principal amount of 3.20% Senior Notes due 2015 and $300 million principal amount of 4.70% Senior Notes due 2020.

As of April 3, 2010, the company’s outstanding debt totaled $2.07 billion, of which approximately $0.54 billion is convertible debt, at conversion prices ranging from $23.73 to $40.20 per share. Upon an investor’s election to convert, the company is required to pay the principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. On April 20, 2010, the company announced that it will redeem all of its Floating Rate Convertible Debentures due 2033 that remain outstanding on May 10, 2010. The company expects that the holders will convert their Floating Rate Convertible Debentures prior to the redemption date. The company intends to use the proceeds from the $750 million senior notes issued on April 27, 2010 to fund the conversions/redemption of the $174 million principal value of the Floating Rate Convertible Debentures that was outstanding on April 20, 2010 (Note 8). The company expects the total cash outlay for the conversion/redemption of the Floating Rate Convertible Debentures, including premium, will be approximately $315 million, a portion of which will be funded from existing cash balances. For holders electing to convert any of the company’s other convertible debentures in 2010, the company intends to draw on its revolving credit facility to fund any principal payments in excess of $100 million which has been classified as a current liability in the accompanying balance sheet. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $944 million at April 3, 2010. The company also announced its intention to use the proceeds of the senior notes issued in April 2010 to redeem all outstanding 6 1/8% Senior Subordinated Notes on July 1, 2010. The outstanding principal value of the 6 1/8% Senior Subordinated Notes on May 6, 2010 was $500 million.

The company believes that its existing cash and short-term investments of $1.44 billion as of April 3, 2010, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources (continued)

First Three Months of 2009

Cash provided by operating activities was $359 million during the first three months of 2009. A decrease in accounts receivable and an increase in accounts payable provided cash of $29 million and $81 million, respectively. The decrease in accounts receivable was primarily a result of lower sales in the first quarter of 2009 than in the fourth quarter of 2008. The increase in accounts payable partially reversed a decrease that occurred in 2008 and was due primarily to the timing of payments. A decrease in other liabilities used cash of $77 million, primarily as a result of annual incentive compensation, interest and restructuring payments. Cash payments for income taxes totaled $21 million in the first three months of 2009.

During the first three months of 2009, the company’s primary investing activities included the purchase of property, plant and equipment. The company expended $51 million for purchases of property, plant and equipment.

The company’s financing activities provided $10 million of cash during the first three months of 2009, primarily proceeds of stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and equity prices has not changed materially from its exposure at year-end 2009.

Item 4.	Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of April 3, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of April 3, 2010, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 3, 2010, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.

PART II         OTHER INFORMATION

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

    Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions including the global recession could adversely impact our business in the remainder of 2010 and beyond, resulting in:

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2009, our international revenues from continuing operations, including export revenues from the United States, accounted for a significant percentage of our total revenues. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2009, currency translation had an unfavorable effect on revenues of our continuing operations of $211 million due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, but in the first three months of 2010, currency translation had an favorable effect on revenues of our continuing operations of $65 million due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

    Healthcare reform legislation could adversely impact us. The recently enacted Federal legislation on healthcare reform could have an adverse impact on us. Some of the potential consequences, such as a reduction in governmental support of healthcare services or adverse changes to the delivery or pricing of healthcare services or products or mandated benefits, may cause healthcare-industry participants to purchase fewer of our products and services or to reduce the prices they are willing to pay for our products or services. The new legislation also includes an excise tax, beginning in 2013, on revenue from the sale by manufacturers of certain medical devices, which could have an adverse impact on our results of operations.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $9.11 billion and $1.33 billion, respectively, as of April 3, 2010. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Our debt may restrict our investment opportunities or limit our activities. As of April 3, 2010, we had approximately $2.07 billion in outstanding indebtedness. In addition, we had the ability to borrow an additional $944 million under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

See Exhibit Index on page 40.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 2010.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Summary of Annual Non-Management Director Compensation.*

10.2
Form of Thermo Fisher Scientific Inc.’s March 2010 Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.3
Form of Thermo Fisher Scientific Inc.’s March 2010 Performance Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 10, 2010 [File No. 1-8002] and incorporated in this document by reference).*

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
_____________________
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended April 3, 2010 and March 28, 2009 (ii) Consolidated Balance Sheets at April 3, 2010, and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the three months ended April 3, 2010 and March 28, 2009 and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.