Form 10-Q
period 2010-10-02
THERMO FISHER SCIENTIFIC INC.
filed 2010-11-05
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 2, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 2, 2010
Common Stock, $1.00 par value	397,477,634

PART I          FINANCIAL INFORMATION

Item 1.           Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	October 2,	December 31,
(In millions)	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$930.2	$1,564.1
Short-term investments, at quoted market value (cost of $9.8 and $7.7)	9.1	7.1
Accounts receivable, less allowances of $45.4 and $47.2	1,562.1	1,409.6
Inventories:
Raw materials	295.0	262.8
Work in process	131.1	115.5
Finished goods	781.6	753.1
Deferred tax assets	169.1	160.0
Other current assets	292.8	258.7

	4,171.0	4,530.9

Property, Plant and Equipment, at Cost	2,212.4	2,071.8
Less: Accumulated depreciation and amortization	(846.4)	(738.4)

	1,366.0	1,333.4

Acquisition-related Intangible Assets, net of Accumulated Amortization of $2,508.3 and $2,074.1	6,186.9	6,337.0

Other Assets	527.5	440.8

Goodwill	9,285.6	8,982.9

	$21,537.0	$21,625.0

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)
(Unaudited)

	October 2,	December 31,
(In millions except share amounts)	2010	2009

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$104.4	$117.5
Accounts payable	581.9	533.6
Accrued payroll and employee benefits	319.8	286.0
Accrued income taxes	56.7	28.4
Deferred revenue	165.5	139.8
Other accrued expenses	542.3	534.0

	1,770.6	1,639.3

Deferred Income Taxes	1,768.4	1,933.8

Other Long-term Liabilities	540.5	555.1

Long-term Obligations	2,057.6	2,064.0

Incremental Convertible Debt Obligation	3.3	1.9

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 425,996,420 and 423,875,260 shares issued	426.0	423.9
Capital in excess of par value	11,048.9	11,140.7
Retained earnings	5,088.9	4,350.8
Treasury stock at cost, 28,518,786 and 14,564,637 shares	(1,246.4)	(576.5)
Accumulated other comprehensive items	79.2	92.0

	15,396.6	15,430.9

	$21,537.0	$21,625.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions except per share amounts)	2010	2009	2010	2009

Revenues
Product revenues	$2,268.4	$2,140.6	$6,797.0	$6,129.9
Service revenues	415.1	390.5	1,210.6	1,140.4

	2,683.5	2,531.1	8,007.6	7,270.3

Costs and Operating Expenses:
Cost of product revenues	1,344.1	1,285.8	4,029.5	3,717.8
Cost of service revenues	241.9	234.1	701.3	666.1
Selling, general and administrative expenses	696.7	662.1	2,108.3	1,948.0
Research and development expenses	71.9	60.5	209.0	176.8
Restructuring and other costs, net	10.3	13.1	35.9	37.0

	2,364.9	2,255.6	7,084.0	6,545.7

Operating Income	318.6	275.5	923.6	724.6
Other Expense, Net	(15.4)	(28.6)	(77.1)	(78.4)

Income from Continuing Operations Before Provision for Income Taxes	303.2	246.9	846.5	646.2
Provision for Income Taxes	(34.7)	(25.7)	(110.9)	(69.2)

Income from Continuing Operations	268.5	221.2	735.6	577.0
Gain on Disposal of Discontinued Operations, Net (net of income tax benefit of $1.5 in 2010)	—	—	2.5	—

Net Income	$268.5	$221.2	$738.1	$577.0

Earnings per Share from Continuing Operations
Basic	$.67	$.54	$1.81	$1.39
Diluted	$.66	$.53	$1.78	$1.36

Earnings per Share
Basic	$.67	$.54	$1.82	$1.39
Diluted	$.66	$.53	$1.79	$1.36

Weighted Average Shares
Basic	400.7	407.9	406.5	413.6
Diluted	404.5	420.2	412.9	423.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	October 2,	September 26,
(In millions)	2010	2009

Operating Activities
Net Income	$738.1	$577.0
Gain on disposal of discontinued operations	(2.5)	—

Income from continuing operations	735.6	577.0

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	579.4	580.1
Change in deferred income taxes	(198.1)	(182.6)
Non-cash stock-based compensation	62.6	56.4
Non-cash interest expense on convertible debt	7.2	17.1
Tax benefits from stock-based compensation awards	(7.9)	(1.7)
Other non-cash expenses, net	42.8	44.5
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(133.9)	47.3
Inventories	(62.2)	54.5
Other assets	(37.6)	17.3
Accounts payable	47.4	31.5
Other liabilities	39.6	(82.6)
Contributions to retirement plans	(14.9)	(37.3)

Net cash provided by continuing operations	1,060.0	1,121.5
Net cash used in discontinued operations	(0.4)	(0.9)

Net cash provided by operating activities	1,059.6	1,120.6

Investing Activities
Acquisitions, net of cash acquired	(545.4)	(155.5)
Purchase of property, plant and equipment	(173.6)	(125.8)
Proceeds from sale of property, plant and equipment	4.2	9.6
Proceeds from sale of available-for-sale investments	0.5	0.6
Proceeds from sale of businesses, net of cash divested	—	2.7
Decrease (increase) in other assets	3.6	(8.4)

Net cash used in continuing operations	(710.7)	(276.8)
Net cash provided by discontinued operations	4.1	—

Net cash used in investing activities	$(706.6)	$(276.8)

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	October 2,	September 26,
(In millions)	2010	2009

Financing Activities
Net proceeds from issuance of long-term debt	$741.3	$4.2
Settlement of convertible debt	(600.8)	—
Redemption and repayment of long-term obligations	(502.9)	(0.5)
Purchases of company common stock	(662.5)	(414.6)
Net proceeds from issuance of company common stock	52.6	17.5
Tax benefits from stock-based compensation awards	7.9	1.7
Decrease in short-term notes payable	(8.7)	(13.4)

Net cash used in financing activities	(973.1)	(405.1)

Exchange Rate Effect on Cash of Continuing Operations	(13.8)	26.5

Increase (Decrease) in Cash and Cash Equivalents	(633.9)	465.2
Cash and Cash Equivalents at Beginning of Period	1,564.1	1,280.5

Cash and Cash Equivalents at End of Period	$930.2	$1,745.7

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$726.6	$179.7
Cash paid for acquired businesses	(584.2)	(147.2)

Fair value of liabilities assumed of acquired businesses	$142.4	$32.5

Issuance of restricted stock	$1.4	$1.1

Issuance of stock upon vesting of restricted stock units	$15.6	$7.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.         General

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 2010, the results of operations for the three- and nine-month periods ended October 2, 2010, and September 26, 2009, and the cash flows for the nine-month periods ended October 2, 2010, and September 26, 2009. Interim results are not necessarily indicative of results for a full year.

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

In March 2010, the company’s Analytical Technologies segment acquired Finnzymes, a Finland-based provider of integrated tools for molecular biology analysis, including reagents, instruments, consumables and kits, for $58 million, net of cash acquired. The acquisition expands the company’s portfolio of reagents and other consumables for the molecular biology research and diagnostics markets. Finnzymes reported revenues of $20 million in 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $24 million was allocated to goodwill, none of which is tax deductible.

In July 2010, the company’s Analytical Technologies segment acquired Fermentas International Inc., a manufacturer and global distributor of enzymes, reagents and kits for molecular and cellular biology research, with principal operations in Lithuania, for $260 million, net of cash acquired. The acquisition expands the company’s ability to provide complete workflows for genomics research. Fermentas reported revenues of approximately $55 million in 2009.  The purchase price exceeded the fair value of the acquired net assets and, accordingly, $123 million was allocated to goodwill, none of which is tax deductible.

In addition, in the first nine months of 2010, the Analytical Technologies segment acquired a developer of tunable diode-based spectroscopy systems; a provider of liquid chromatography and software solutions for proteomics analysis; a developer and manufacturer of miniature handheld near-infrared analyzers and a developer and manufacturer of low-frequency microwave moisture analyzers. The aggregate consideration for these acquisitions was $82 million plus up to $7 million of additional contingent consideration.

THERMO FISHER SCIENTIFIC INC.
Notes to Consolidated Financial Statements
(Unaudited)

2.         Acquisitions (continued)

    The company made contingent purchase price payments totaling $4 million in the first nine months of 2010, for acquisitions completed prior to 2010.

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

    The components of the purchase price allocations for 2010 acquisitions are as follows:

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

2.         Acquisitions (continued)

(In millions)	Ahura Scientific	Finnzymes	Fermentas	Other	Total

Purchase Price
Cash paid	$164.0	$59.0	$278.0	$83.2	$584.2
Debt assumed	0.6	—	3.6	0.8	5.0
Purchase price payable	—	—	0.7	—	0.7
Fair value of contingent consideration	19.6	—	—	3.9	23.5
Cash acquired	(17.8)	(0.7)	(21.9)	(2.3)	(42.7)

	$166.4	$58.3	$260.4	$85.6	$570.7

Allocation
Current assets	$22.3	$6.0	$16.3	$9.7	$54.3
Property, plant and equipment	3.3	3.4	9.6	0.4	16.7
Intangible assets:
Customer relationships	46.1	16.1	67.9	15.5	145.6
Product technology	30.4	18.6	73.6	19.4	142.0
In-process research and development	—	—	—	4.4	4.4
Tradenames and other	0.4	0.2	5.3	1.8	7.7
Goodwill	109.9	24.4	122.9	43.6	300.8
Other assets	0.1	1.9	3.0	7.4	12.4
Liabilities assumed	(46.1)	(12.3)	(38.2)	(16.6)	(113.2)

	$166.4	$58.3	$260.4	$85.6	$570.7

The weighted-average amortization periods for intangible assets acquired in 2010 are 10 years for customer relationships, 9 years for product technology and 12 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 10 years.

The company’s results would not have been materially different from its reported results had the company’s 2010 and 2009 acquisitions occurred at the beginning of 2009.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

3.         Business Segment Information

The company’s continuing operations fall into two business segments.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2010	2009	2010	2009

Revenues
Analytical Technologies	$1,163.0	$1,018.6	$3,371.4	$2,960.7
Laboratory Products and Services	1,650.8	1,631.3	5,026.5	4,653.6
Eliminations	(130.3)	(118.8)	(390.3)	(344.0)

Consolidated revenues	2,683.5	2,531.1	8,007.6	7,270.3

Segment Income
Analytical Technologies (a)	249.9	202.7	709.3	577.6
Laboratory Products and Services (a)	221.4	234.8	695.4	627.5

Subtotal reportable segments (a)	471.3	437.5	1,404.7	1,205.1

Cost of revenues charges	(2.5)	(1.0)	(11.3)	(1.9)
Selling, general and administrative charges, net	(0.5)	0.3	(1.4)	(1.0)
Restructuring and other costs, net	(10.3)	(13.1)	(35.9)	(37.0)
Amortization of acquisition-related intangible assets	(139.4)	(148.2)	(432.5)	(440.6)

Consolidated operating income	318.6	275.5	923.6	724.6
Other expense, net (b)	(15.4)	(28.6)	(77.1)	(78.4)

Income from continuing operations before provision for income taxes	$303.2	$246.9	$846.5	$646.2

Depreciation
Analytical Technologies	$22.7	$21.4	$66.7	$63.1
Laboratory Products and Services	26.4	25.9	80.2	76.4

Consolidated depreciation	$49.1	$47.3	$146.9	$139.5

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

4.         Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2010	2009	2010	2009

Interest Income	$3.4	$2.5	$8.7	$12.5
Interest Expense	(19.1)	(29.2)	(65.2)	(89.0)
Other Items, Net	0.3	(1.9)	(20.6)	(1.9)

	$(15.4)	$(28.6)	$(77.1)	$(78.4)

    Other items, net, includes charges for early extinguishment of debt in 2010 (Note 8).

5.         Stock-based Compensation Expense

    The components of pre-tax stock-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2010	2009	2010	2009

Stock Option Awards	$12.9	$13.5	$37.3	$36.9
Restricted Share/Unit Awards	8.3	7.1	25.3	19.5

Total Stock-based Compensation Expense	$21.2	$20.6	$62.6	$56.4

    Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2010	2009	2010	2009

Cost of Revenues	$1.6	$1.3	$4.6	$4.7
Selling, General and Administrative Expenses	19.1	18.8	56.6	50.0
Research and Development Expenses	0.5	0.5	1.4	1.7

Total Stock-based Compensation Expense	$21.2	$20.6	$62.6	$56.4

No stock-based compensation expense has been capitalized in inventories due to immateriality.

Unrecognized compensation cost related to unvested stock options and restricted stock totaled approximately $96 million and $53 million, respectively, as of October 2, 2010, and is expected to be recognized through 2015 with weighted average periods of 2.8 years and 2.5 years, respectively.

During the first nine months of 2010, the company made equity compensation grants to employees consisting of 0.7 million restricted shares/units and options to purchase 4.2 million shares.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

6.         Pension and Other Postretirement Benefit Plans

Employees of a number of the company’s non-U.S. and certain U.S. subsidiaries participate in defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. The company also has a postretirement healthcare program in which certain employees are eligible to participate. The costs of the healthcare program are funded on a self-insured and insured-premium basis. Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2010	2009	2010	2009

Service Cost	$3.8	$2.7	$9.1	$7.7
Interest Cost on Benefit Obligation	13.1	12.6	39.1	37.0
Expected Return on Plan Assets	(13.8)	(13.1)	(41.0)	(38.0)
Amortization of Net Loss	0.5	0.4	1.5	1.2
Amortization of Prior Service Benefit	—	—	—	0.1
Settlement/Curtailment Gain	(0.8)	—	(0.8)	(0.2)
Special Termination Benefits	0.1	—	0.4	0.3

Net Periodic Benefit Cost	$2.9	$2.6	$8.3	$8.1

    Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2010	2009	2010	2009

Service Cost	$0.1	$0.2	$0.3	$0.4
Interest Cost on Benefit Obligation	0.4	0.4	1.4	1.2
Amortization of Net Gain	(0.1)	—	(0.3)	—

Net Periodic Benefit Cost	$0.4	$0.6	$1.4	$1.6

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

7.         Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions except per share amounts)	2010	2009	2010	2009

Income from Continuing Operations	$268.5	$221.2	$735.6	$577.0
Gain on Disposal of Discontinued Operations, Net	—	—	2.5	—

Net Income	268.5	221.2	738.1	577.0

Income Allocable to Participating Securities	—	(0.1)	(0.2)	(0.4)

Net Income for Earnings per Share	$268.5	$221.1	$737.9	$576.6

Basic Weighted Average Shares	400.7	407.9	406.5	413.6
Effect of:
Convertible debentures	1.1	10.2	3.3	7.9
Stock options, restricted stock/units	2.7	2.1	3.1	1.5

Diluted Weighted Average Shares	404.5	420.2	412.9	423.0

Basic Earnings per Share:
Continuing operations	$.67	$.54	$1.81	$1.39
Discontinued operations	—	—	.01	—

	$.67	$.54	$1.82	$1.39

Diluted Earnings per Share:
Continuing operations	$.66	$.53	$1.78	$1.36
Discontinued operations	—	—	.01	—

	$.66	$.53	$1.79	$1.36

Options to purchase 8.3 million, 7.0 million, 8.2 million and 13.1 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2010 and 2009 and the first nine months of 2010 and 2009, respectively, because their effect would have been antidilutive.

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

At the issuance of this debt, the company entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 3.20% Notes and the payment dates of the swaps coincide with the payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate of six-month USD LIBOR plus a spread of 0.4512% (0.96% at October 2, 2010) and to receive a fixed interest rate of 3.20%. The variable interest rate resets semi-annually. The swaps have been accounted for as a fair value hedge of the 3.20% Notes.

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

During the first half of 2010, following issuance of a redemption notice by the company, holders of the company’s Floating Rate Convertible Senior Debentures due 2033 exercised conversion rights for the remaining $326 million in par value. The company paid the principal and the premium due upon conversion in cash for a total outlay of $573 million. Additionally, the company purchased substantially all of the remaining $13 million aggregate principal amount of the company’s 2.5% Senior Convertible Notes due 2023 for an aggregate of $28 million. As a result of the redemption of the 6 1/8% Senior Subordinated Notes and these conversions of debt, the company recorded charges totaling $17 million on the early extinguishment of debt in other expense, net in the accompanying statement of income.

The company separately accounts for the debt and equity components of its convertible debt in a manner that reflects the company’s nonconvertible debt borrowing rate. The debt, temporary equity and equity components recognized for the company’s convertible debt are as follows:

	October 2,	December 31,
(In millions)	2010	2009

Principal Amount of Convertible Debt	$329.3	$668.8
Unamortized Discount	3.3	10.9
Net Carrying Amount	326.0	657.9
Incremental Convertible Debt Obligation (Temporary Equity)	3.3	1.9
Capital in Excess of Par Value	14.8	30.7

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

8.         Debt and Other Financing Arrangements (continued)

At October 2, 2010, the unamortized discount had a remaining weighted average recognition period of 6 months, to the first redemption date of the convertible debt. The amount of interest expense on the convertible debt recognized in the accompanying statement of income is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2010	2009	2010	2009

Contractual Coupon Interest	$2.7	$4.5	$8.3	$14.2
Amortization of Discount on Convertible Debt	1.9	5.8	7.2	17.1

Interest Expense	$4.6	$10.3	$15.5	$31.3

Effective Interest Rate	5.6%	4.4%	4.5%	4.5%

9.         Litigation and Related Contingencies

There are various lawsuits and claims pending against the company involving product liability, contract, commercial and other issues. In view of the company’s financial condition and the accruals established for these matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

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

10.         Comprehensive Income and Shareholders’ Equity

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments; unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments; and pension and other postretirement benefit liability adjustments. During the third quarters of 2010 and 2009, the company had comprehensive income of $498 million and $296 million, respectively. During the first nine months of 2010 and 2009, the company had comprehensive income of $725 million and $802 million, respectively. The third quarter of 2010 was favorably affected by an increase in the cumulative translation adjustment of $228 million due to movements in currency exchange rates, the effects of which are recorded in shareholders’ equity. The first nine months of 2010 were unfavorably affected by a decrease in the cumulative translation adjustment of $15 million. The third quarter and first nine months of 2009 were favorably affected by an increase in the cumulative translation adjustment of $73 million and $224 million, respectively.

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

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2010:

	October 2,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$293.3	$293.3	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	37.0	37.0	—	—
Insurance contracts	32.6	—	32.6	—
Auction rate securities	4.7	—	—	4.7
Derivative contracts	63.5	—	63.5	—

Total Assets	$431.1	$330.3	$96.1	$4.7

Liabilities
Derivative contracts	$4.0	$—	$4.0	$—

Total Liabilities	$4.0	$—	$4.0	$—

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

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2010	2009	2010	2009

Beginning Balance	$4.9	$6.0	$5.4	$5.7
Total impairment losses included in earnings	—	(0.3)	—	(0.3)
Sale of securities	(0.1)	—	(0.5)	—
Total unrealized losses included in other comprehensive income	(0.1)	(0.3)	(0.2)	—

Ending Balance	$4.7	$5.4	$4.7	$5.4

The notional amounts of derivative contracts outstanding totaled $1.71 billion and $1.24 billion at October 2, 2010 and December 31, 2009, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates, based on data from an independent third-party pricing service.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Fair Value Measurements and Fair Value of Financial Instruments (continued)

The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	October 2,	December 31,	October 2,	December 31,
(In millions)	2010	2009	2010	2009

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$62.7	$—	$—	$9.5
Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (b)	0.8	4.5	4.0	0.8

Total derivatives	$63.5	$4.5	$4.0	$10.3

(a)	The fair value of the interest rate swaps are included in the consolidated balance sheet under the captions other assets or other long-term liabilities.
(b)	The fair value of the foreign currency exchange contracts are included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2010	2009	2010	2009

Derivatives Designated as Fair Value Hedges
Interest rate contracts	$5.7	$—	$14.2	$—
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts	(20.7)	(5.4)	18.3	(12.7)

    Gains and losses recognized on interest rate and foreign currency exchange contracts are included in the consolidated statement of income under the caption other expense, net, together with the corresponding, offsetting losses and gains on the underlying transactions.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Fair Value Measurements and Fair Value of Financial Instruments (continued)

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	October 2, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$5.5	$5.5	$6.8	$6.8

Debt Obligations:
Convertible obligations	326.0	391.7	657.9	992.0
Senior notes	1,810.2	1,874.3	989.6	1,016.1
Senior subordinated notes	—	—	500.0	520.1
Other	25.8	25.8	34.0	34.0

	$2,162.0	$2,291.8	$2,181.5	$2,562.2

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends.

12.       Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations is as follows:

	Nine Months Ended
	October 2,	September 26,
(In millions)	2010	2009

Beginning Balance	$45.2	$44.1
Provision charged to income	31.0	25.6
Usage	(31.9)	(31.3)
Acquisitions	0.2	0.2
Adjustments to previously provided warranties, net	—	1.5
Other, net (a)	0.2	0.8

Ending Balance	$44.7	$40.9

(a) Primarily represents the effects of currency translation.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

13.       Restructuring and Other Costs, Net

Restructuring costs in the first nine months of 2010 in both segments primarily included continuing charges for actions initiated in 2009 in response to the downturn in the economy and reduced revenues in several businesses, as well as the consolidation of manufacturing and research and development operations at a site in Germany with an existing site in the U.S. and the consolidation of production operations at a plant in Iowa with plants in Ohio and North Carolina. As of November 5, 2010, the company has identified restructuring actions that will result in additional charges of approximately $28 million, primarily in the remainder of 2010 and in 2011.

During the third quarter of 2010, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$1.4	$1.1	$—	$2.5
Selling, General and Administrative Expenses	0.5	—	—	0.5
Restructuring and Other Costs, Net	5.0	5.1	0.2	10.3

	$6.9	$6.2	$0.2	$13.3

    During the first nine months of 2010, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$7.8	$3.5	$—	$11.3
Selling, General and Administrative Expenses	1.6	(0.2)	—	1.4
Restructuring and Other Costs, Net	17.5	18.0	0.4	35.9

	$26.9	$21.3	$0.4	$48.6

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $6.9 million of net restructuring and other charges in the third quarter of 2010. The segment recorded charges to cost of revenues of $1.4 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $0.5 million for transaction costs, net, primarily related to the Fermentas acquisition (Note 2); and $5.0 million of other restructuring costs, substantially all of which were cash costs. These cash costs were primarily associated with headcount reductions and facility consolidations to streamline operations, including $3.4 million of severance for approximately 110 employees; $0.9 million of abandoned facility costs; and $0.5 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

13.       Restructuring and Other Costs, Net (continued)

    In the second quarter of 2010, this segment recorded $7.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $2.5 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation and $4.5 million of other restructuring costs, principally cash costs. These cash costs were primarily associated with headcount reductions and facility consolidations to streamline operations, including $3.6 million of severance for approximately 40 employees; $0.3 million of abandoned facility costs; and $0.5 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions.

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

Laboratory Products and Services

The Laboratory Products and Services segment recorded $6.2 million of net restructuring and other charges in the third quarter of 2010. The segment recorded charges to cost of revenues of $1.1 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation and $3.1 million of cash costs. The cash costs, which were associated with headcount reductions and facility consolidations to streamline operations, included $1.0 million of severance; $0.5 million of abandoned facility costs; and $1.6 million of other cash costs, primarily retention, relocation, moving and related expenses associated with facility consolidations. In addition, the segment recorded $2.0 million of non-cash charges, net, primarily asset write-downs for abandoned facilities held for sale.

    In the second quarter of 2010, this segment recorded $4.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.2 million for accelerated depreciation at facilities closing due to real estate consolidation and $3.6 million in cash costs. The cash costs, which were associated with headcount reductions and facility consolidations to streamline operations, included $0.7 million of severance; $1.2 million of abandoned facility costs; and $1.7 million of other cash costs, primarily retention, relocation, moving and related expenses associated with facility consolidations.

In the first quarter of 2010, this segment recorded $10.5 million of net restructuring and other charges. These costs consisted of charges to cost of revenues of $1.2 million for accelerated depreciation at facilities closing due to real estate consolidation; $3.5 million in cash costs; and $5.8 million in other costs, net. The cash costs, which were associated with headcount reductions and facility consolidations to streamline operations, included $0.3 million of severance; $1.7 million of abandoned facility costs; and $1.5 million of other cash costs, primarily retention, relocation, moving and related expenses associated with facility consolidations. The non-cash costs of $5.8 million were primarily due to a charge related to a patent infringement claim initiated prior to a business unit’s acquisition by the company which remains unpaid pending appeals.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

13.       Restructuring and Other Costs, Net (continued)

Corporate

The company recorded $0.4 million in restructuring and other charges at its corporate office, all of which were cash costs, in the first nine months of 2010.

            The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Pre-2009 Restructuring Plans
Balance At December 31, 2009	$2.5	$4.3	$0.3	$7.1
Costs incurred in 2010 (b)	—	1.7	0.1	1.8
Reserves reversed	—	(0.3)	—	(0.3)
Payments	(1.6)	(2.1)	(0.4)	(4.1)
Currency translation	(0.1)	—	—	(0.1)

Balance At October 2, 2010	$0.8	$3.6	$—	$4.4

2009 Restructuring Plans
Balance At December 31, 2009	$21.0	$2.3	$1.8	$25.1
Costs incurred in 2010 (b)	9.5	3.7	4.8	18.0
Reserves reversed	(1.2)	(0.1)	(0.3)	(1.6)
Payments	(17.4)	(3.4)	(5.8)	(26.6)
Currency translation	(1.9)	0.5	—	(1.4)

Balance At October 2, 2010	$10.0	$3.0	$0.5	$13.5

2010 Restructuring Plans
Costs incurred in 2010 (b)	$6.3	$1.1	$2.5	$9.9
Payments	(5.2)	(0.8)	(2.4)	(8.4)
Currency translation	0.4	—	—	0.4

Balance At October 2, 2010	$1.5	$0.3	$0.1	$1.9

(a)	Other includes employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Excludes an aggregate of $8 million non-cash charges, net, which are detailed by segment above.

The company expects to pay accrued restructuring costs as follows: severance and other costs, primarily through 2011; and abandoned-facility payments, over lease terms expiring through 2016.

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

	Three Months Ended				Nine Months Ended
	October 2,		September 26,		October 2,		September 26,
(Dollars in millions)	2010		2009		2010		2009

Revenues
Analytical Technologies	$1,163.0	43.3%	$1,018.6	40.2%	$3,371.4	42.1%	$2,960.7	40.7%
Laboratory Products and Services	1,650.8	61.5%	1,631.3	64.5%	5,026.5	62.8%	4,653.6	64.0%
Eliminations	(130.3)	(4.8)%	(118.8)	(4.7)%	(390.3)	(4.9)%	(344.0)	(4.7)%

	$2,683.5	100%	$2,531.1	100%	$8,007.6	100%	$7,270.3	100%

Sales in the third quarter of 2010 were $2.68 billion, an increase of $152 million from the third quarter of 2009. Aside from the effects of currency translation and acquisitions, net of divestitures (discussed in total and by segment below), revenues increased from 2009 by $106 million (4%) primarily due to increased demand. Sales rebounded from a weak third quarter of 2009 when the company believes a global economic slowdown reduced demand. The increase in revenues was offset in part by lower sales resulting from cessation of a supply contract and a milder flu season than in 2009. These factors decreased sales by approximately 2 percentage points.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2010 and 2009. The company’s principal acquisitions are described below.

•
Fermentas, a manufacturer and global distributor of enzymes, reagents and kits for molecular and cellular biology research, was acquired in July 2010 to expand the company’s ability to provide complete workflows for genomics research.

•
Finnzymes, a Finland-based provider of integrated tools for molecular biology analysis, including reagents, instruments, consumables and kits, was acquired in March 2010 to expand the company’s portfolio of reagents and other consumables for the molecular biology research and diagnostics markets.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of Results of Operations and Liquidity (continued)

•
Ahura Scientific, a provider of handheld spectroscopy instruments that are used worldwide in the identification of chemicals for safety, security and pharmaceutical applications, was acquired in February 2010 to expand the company’s portfolio of portable analytical devices.

•
B.R.A.H.M.S. AG, a leading provider of specialty diagnostic tests based on patented biomarkers for sepsis, cardiovascular and pulmonary diseases, as well as intensive care treatments and prenatal screening, was acquired in October 2009 to increase the breadth of the company’s specialty diagnostics portfolio and provide a significant reagent manufacturing center in Europe.

•
Biolab, an Australia-based provider of analytical instruments, life science consumables and laboratory equipment, was acquired in April 2009 to broaden the geographic reach of the company’s customer channels.

In the third quarter of 2010, operating income and operating income margin were $319 million and 11.9%, respectively, compared with $276 million and 10.9%, respectively, in 2009. The increases in operating income and operating margin were primarily due to profit on incremental sales and, to a lesser extent, productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. In addition, amortization expense decreased by $9 million in the third quarter of 2010, primarily due to the completion of amortization of acquisition-related intangibles from a 2005 acquisition.

The company’s effective tax rates were 11.4% and 10.4% in the third quarter of 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. The tax provision in the third quarter of 2010 was favorably affected by $6.7 million, or 2.2 percentage points, resulting from the settlement of a tax audit and the impact on deferred tax balances of newly enacted tax rates in the United Kingdom. The company expects its effective tax rate for the full year 2010 to be between 13.5% and 15.5% based on currently forecasted profitability in the countries in which the company conducts business.

Income from continuing operations increased to $269 million in the third quarter of 2010, from $221 million in the third quarter of 2009, primarily due to the items discussed above that increased operating income offset in part by a higher tax rate.

During the first nine months of 2010, the company’s cash flow from operations totaled $1.06 billion, compared with $1.12 billion for the first nine months of 2009. The decrease resulted primarily from increases in working capital items, particularly accounts receivable and inventories to support the growth in sales.

As of October 2, 2010, the company’s outstanding debt totaled $2.16 billion, of which approximately $0.33 billion is convertible debt, at a conversion price of $40.20 per share. Upon an investor’s election to convert, the company is required to pay the principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. For holders electing to convert the company’s convertible debentures in the next 12 months or electing to put the debt to the company at the first date on which this is permitted (March 2011), the company intends to draw on its revolving credit facility to fund any principal payments in excess of $100 million which has been classified as a current liability in the accompanying balance sheet. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $952 million at October 2, 2010.

The company believes that its existing cash and short-term investments of $939 million as of October 2, 2010, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2009, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2010.

Results of Operations

Third Quarter 2010 Compared With Third Quarter 2009

Continuing Operations

	Three Months Ended
	October 2,	September 26,	Total	Currency	Acquisitions/
(In millions)	2010	2009	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$1,163.0	$1,018.6	$144.4	$(17.6)	$79.9	$82.1
Laboratory Products and Services	1,650.8	1,631.3	19.5	(16.2)	(1.3)	37.0
Eliminations	(130.3)	(118.8)	(11.5)	1.1	0.1	(12.7)

Consolidated Revenues	$2,683.5	$2,531.1	$152.4	$(32.7)	$78.7	$106.4

Sales in the third quarter of 2010 were $2.68 billion, an increase of $152 million from the third quarter of 2009. The unfavorable effects of currency translation resulted in a decrease in revenues of $33 million in 2010. Sales increased $79 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues increased $106 million (4%) primarily due to increased demand. Sales rebounded from a weak third quarter of 2009 when the company believes global economic slowdown reduced demand. Sales growth was consistent across the company’s principal geographic regions. The increase in revenues was offset in part by lower sales resulting from cessation of a supply contract and a milder flu season than in 2009, as discussed below. These factors decreased sales by approximately 2 percentage points.

In the third quarter of 2010, operating income and operating income margin were $319 million and 11.9%, respectively, compared with $276 million and 10.9%, respectively, in 2009. The increases in operating income and operating margin were primarily due to profit on incremental sales and, to a lesser extent, productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives. In addition, amortization expense decreased by $9 million in the third quarter of 2010, primarily due to the completion of amortization of acquisition-related intangibles from a 2005 acquisition.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

In the third quarter of 2010, the company recorded restructuring and other costs, net, of $13 million, including $2.5 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $0.5 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisition of Fermentas. The company incurred $8 million of cash costs, primarily for actions initiated in 2009 and, to a lesser extent, 2010 in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred $2 million of non-cash asset writedowns associated with abandoned facilities held for sale. (Note 13). In 2009, the company recorded restructuring and other costs, net, of $14 million, including $1 million of charges to cost of revenues related to accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and a net gain of $0.3 million in selling, general and administrative expenses primarily for settlement of certain pre-merger Fisher product liability-related matters, offset in part by transaction costs related to the acquisition of B.R.A.H.M.S. The company incurred $12 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred non-cash costs of $1 million, primarily for asset write-downs at abandoned facilities.

As of November 5, 2010, the company has identified restructuring actions that will result in additional charges of approximately $28 million in 2010 and 2011 and expects to identify additional actions during the remainder of 2010. The restructuring actions initiated in 2009 and the first nine months of 2010 are expected to result in annual cost savings of approximately $136 million, including $92 million for actions taken through the end of the third quarter of 2010 and $44 million for actions that have been approved and will be completed primarily in the remainder of 2010 and in 2011.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

	Three Months Ended
	October 2,	September 26,
(Dollars in millions)	2010	2009	Change

Revenues
Analytical Technologies	$1,163.0	$1,018.6	14%
Laboratory Products and Services	1,650.8	1,631.3	1%
Eliminations	(130.3)	(118.8)	10%

Consolidated Revenues	$2,683.5	$2,531.1	6%

Segment Income
Analytical Technologies	$249.9	$202.7	23%
Laboratory Products and Services	221.4	234.8	(6)%

Subtotal Reportable Segments	471.3	437.5	8%

Cost of Revenues Charges	(2.5)	(1.0)
Selling, General and Administrative Charges, Net	(0.5)	0.3
Restructuring and Other Costs, Net	(10.3)	(13.1)
Amortization of Acquisition-related Intangible Assets	(139.4)	(148.2)

Consolidated Operating Income	$318.6	$275.5	16%

Reportable Segments Operating Income Margin	17.6%	17.3%

Consolidated Operating Income Margin	11.9%	10.9%

Income from the company’s reportable segments increased 8% to $471 million in the third quarter of 2010 due primarily to profit on incremental sales and, to a lesser extent, productivity improvements including global sourcing and lower operating costs following restructuring actions. The company also refers to this measure as adjusted operating income.

   Analytical Technologies

	Three Months Ended
	October 2,	September 26,
(Dollars in millions)	2010	2009	Change

Revenues	$1,163.0	$1,018.6	14%

Operating Income Margin	21.5%	19.9%	1.6

Sales in the Analytical Technologies segment increased $144 million to $1.16 billion in the third quarter of 2010. The unfavorable effects of currency translation resulted in a decrease in revenue of $18 million in 2010. Sales increased $80 million due to acquisitions. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues increased $82 million (8%) primarily due to increased demand. Demand was particularly strong for process instruments and equipment, mass spectrometry instruments, clinical diagnostics and bioscience offerings. These increases were offset in part by lower revenues from microbiology products due to a milder flu season.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

Operating income margin was 21.5% in the third quarter of 2010 and 19.9% in the third quarter of 2009. The increase resulted from profit on incremental sales and, to a lesser extent, productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives. These increases were offset in part by higher spending on research and development initiatives.

   Laboratory Products and Services

	Three Months Ended
	October 2,	September 26,
(Dollars in millions)	2010	2009	Change

Revenues	$1,650.8	$1,631.3	1%

Operating Income Margin	13.4%	14.4%	(1.0)

Sales in the Laboratory Products and Services segment increased $20 million to $1.65 billion in the third quarter of 2010. The unfavorable effects of currency translation resulted in a decrease in revenues of $16 million in 2010. Sales decreased $1 million due to divestitures, net of acquisitions. In addition to the changes in revenue resulting from currency translation and divestitures, net of acquisitions, revenues increased $37 million (2%) primarily due to stronger demand. Demand for laboratory equipment, which had been particularly weak in 2009, improved in 2010. These increases were offset in part by $41 million of lower revenues following termination of a supply contract discussed below and, to a lesser extent, decreased revenues associated with flu products due to milder flu conditions in 2010 compared to 2009 when demand was partly driven by the H1N1 flu. The company expects that cessation of the supply contract will continue to unfavorably affect revenue growth through the first half of 2011.

In November 2009, a significant supplier of the company’s healthcare market channel notified the company that it intended to cease an existing supply arrangement in mid-2010. The company believes this was in part a response to the company’s strategic decision to expand its product offerings to provide its customers with a broader menu of diagnostic solutions. The company has signed an agreement with an alternative supplier of laboratory products and has begun selling these and other products from the new supplier offsetting a portion of the drop in revenue. As a result of these events, sales were unfavorably affected by $41 million, net, in the third quarter of 2010 compared with the third quarter of 2009. The company expects a net reduction of revenues related to these matters of approximately $33 million in the remainder of 2010 compared with the fourth quarter of 2009.

Operating income margin decreased to 13.4% in the third quarter of 2010 from 14.4% in the third quarter of 2009, primarily due to strategic investments including expansion of the commercial organization in the Asia/Pacific region and information technology initiatives in Europe.

Other Expense, Net

The company reported other expense, net, of $15 million and $29 million in the third quarter of 2010 and 2009, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. Interest expense decreased to $19 million from $29 million in the third quarter of 2009 primarily as a result of lower interest rates on variable rate debt following the refinancings completed in November 2009 and the first half of 2010.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

Provision for Income Taxes

The company’s effective tax rates were 11.4% and 10.4% in the third quarter of 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. The tax provision in the third quarter of 2010 was favorably affected by $6.7 million, or 2.2 percentage points, resulting from the settlement of a tax audit and the impact on deferred tax balances of newly enacted tax rates in the United Kingdom. The company expects its effective tax rate for the full year 2010 to be between 13.5% and 15.5% based on currently forecasted profitability in the countries in which the company conducts business.

In the third quarter of 2010, the US Congress enacted legislation that the company expects will reduce the amount of foreign tax credits available to the company beginning in 2011. While detailed regulations have yet to be issued, the company is studying the possible effect of the legislation and has identified tax planning and mitigating actions it will likely undertake to reduce the adverse impact on the company’s tax provision of a loss of foreign tax credits.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

First Nine Months 2010 Compared With First Nine Months 2009

Continuing Operations

	Nine Months Ended
	October 2,	September 26,	Total	Currency	Acquisitions/
(In millions)	2010	2009	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$3,371.4	$2,960.7	$410.7	$(0.9)	$184.5	$227.1
Laboratory Products and Services	5,026.5	4,653.6	372.9	14.2	32.3	326.4
Eliminations	(390.3)	(344.0)	(46.3)	0.1	—	(46.4)

Consolidated Revenues	$8,007.6	$7,270.3	$737.3	$13.4	$216.8	$507.1

Sales in the first nine months of 2010 were $8.01 billion, an increase of $737 million from the first nine months of 2009. The favorable effects of currency translation resulted in an increase in revenues of $13 million in 2010. Sales increased $217 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues increased $507 million (7%) due to increased demand and, to a lesser extent, increased selling days, higher stimulus-funded spending by customers and price increases. Sales rebounded from a weak first nine months of 2009 when the company believes global economic slowdown reduced demand. The company’s fiscal calendar had four additional days in the first quarter of 2010 compared with the first quarter of 2009 which the company estimates favorably affected revenue growth by approximately 1 percentage point in the first nine months of 2010. The fourth quarter of 2010 will have four less days than the corresponding quarter of 2009 and, as a result, the company expects an unfavorable effect on revenue growth of an estimated 4 percentage points in the fourth quarter. Sales growth was strong in North America and Asia and moderate in Europe in the first nine months of 2010. The increase in revenues was offset in part by cessation of a supply contract and a milder flu season in 2010 which together unfavorably affected revenue growth by 1% in 2010.

In the first nine months of 2010, operating income and operating income margin were $924 million and 11.5%, respectively, compared with $725 million and 10.0%, respectively, in 2009. The increases in operating income and operating margin were due to profit on incremental sales and, to a lesser extent, price increases and productivity improvements including lower operating costs following restructuring actions and global sourcing initiatives.

In the first nine months of 2010, the company recorded restructuring and other costs, net, of $49 million, including $11 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisitions of Finnzymes and Fermentas. The company incurred $28 million of cash costs, primarily for actions initiated in 2009 and, to a lesser extent, 2010 in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded a $6 million charge on a patent infringement claim initiated prior to a business unit’s acquisition by the company and $2 million of asset write-downs associated with abandoned facilities held for sale (Note 13). In 2009, the company recorded restructuring and other costs, net, of $40 million, including $2 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs related to the acquisitions of Biolab and B.R.A.H.M.S. in April and October 2009, respectively, offset in part by a gain primarily for settlement of certain pre-merger Fisher product liability-related matters. The company incurred $42 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred a $2 million loss on an abandoned facility sold in July 2009, offset by a $7 million gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher in 2006.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

Segment Results

	Nine Months Ended
	October 2,	September 26,
(Dollars in millions)	2010	2009	Change

Revenues
Analytical Technologies	$3,371.4	$2,960.7	14%
Laboratory Products and Services	5,026.5	4,653.6	8%
Eliminations	(390.3)	(344.0)	13%

Consolidated Revenues	$8,007.6	$7,270.3	10%

Segment Income
Analytical Technologies	$709.3	$577.6	23%
Laboratory Products and Services	695.4	627.5	11%

Subtotal Reportable Segments	1,404.7	1,205.1	17%

Cost of Revenues Charges	(11.3)	(1.9)
Selling, General and Administrative Charges, Net	(1.4)	(1.0)
Restructuring and Other Costs, Net	(35.9)	(37.0)
Amortization of Acquisition-related Intangible Assets	(432.5)	(440.6)

Consolidated Operating Income	$923.6	$724.6	27%

Reportable Segments Operating Income Margin	17.5%	16.6%

Consolidated Operating Income Margin	11.5%	10.0%

Income from the company’s reportable segments increased 17% to $1.40 billion in the first nine months of 2010 due primarily to profit on incremental sales and, to a lesser extent, price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

   Analytical Technologies

	Nine Months Ended
	October 2,	September 26,
(Dollars in millions)	2010	2009	Change

Revenues	$3,371.4	$2,960.7	14%

Operating Income Margin	21.0%	19.5%	1.5

Sales in the Analytical Technologies segment increased $411 million to $3.37 billion in the first nine months of 2010. The unfavorable effects of currency translation resulted in a decrease in revenue of $1 million in 2010. Sales increased $185 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $227 million (8%) primarily due to increased demand including higher stimulus-funded spending by customers, particularly in the first quarter. Demand in industrial markets for environmental and process control equipment improved in 2010. Demand was also strong for mass spectrometry instruments, bioscience offerings and clinical diagnostic tools.

Operating income margin was 21.0% in the first nine months of 2010 and 19.5% in the first nine months of 2009. The increase resulted from profit on incremental sales and, to a lesser extent, price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives.

   Laboratory Products and Services

	Nine Months Ended
	October 2,	September 26,
(Dollars in millions)	2010	2009	Change

Revenues	$5,026.5	$4,653.6	8%

Operating Income Margin	13.8%	13.5%	0.3

Sales in the Laboratory Products and Services segment increased $373 million to $5.03 billion in the first nine months of 2010. The favorable effects of currency translation resulted in an increase in revenues of $14 million in 2010. Sales increased $32 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $326 million (7%) primarily due to stronger demand and, to a lesser extent, four additional days in the first nine months of 2010 and increased prices. Demand for laboratory equipment, which had been particularly weak in 2009, and consumables improved in the first nine months of 2010. The increase in revenues was offset in part by a $67 million, net reduction in sales due to termination and transition of a supply contract discussed above in the results of the third quarter, and, to a lesser extent, lower revenues associated with flu due to milder flu conditions in 2010.

Operating income margin increased to 13.8% in the first nine months of 2010 from 13.5% in the first nine months of 2009, primarily due to profit on incremental sales and, to a lesser extent, price increases and productivity improvements, including lower operating costs following restructuring actions and global sourcing initiatives offset in part by strategic investments including expansion of sales and marketing staff in the Asia/Pacific region and information technology initiatives in Europe.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $77 million and $78 million in the first nine months of 2010 and 2009, respectively (Note 4). Interest income decreased to $9 million in the first nine months of 2010 from $13 million in the same period last year primarily due to lower interest rates on invested cash balances. Interest expense decreased to $65 million from $89 million in the first nine months of 2009 primarily as a result of lower interest rates on variable rate debt following the refinancings completed in late 2009 and the first half of 2010. In 2010, other expense, net, includes a $17 million loss on the early extinguishment of debt, principally related to the redemption of the 6 1/8% Senior Subordinated Notes due 2015 (Note 8).

Provision for Income Taxes

The company’s effective tax rates were 13.1% and 10.7% in the first nine months of 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. The tax provision in 2010 was favorably affected by $6.3 million, or 0.7 percentage points, resulting from the loss on the early extinguishment of debt described above, and by $8.0 million, net, or 0.9 percentage points, resulting primarily from the resolution of tax audits and the impact on deferred tax balances of newly enacted tax rates.

Discontinued Operations

During the first nine months of 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

Liquidity and Capital Resources

Consolidated working capital was $2.40 billion at October 2, 2010, compared with $2.89 billion at December 31, 2009. Included in working capital were cash, cash equivalents and short-term investments of $939 million at October 2, 2010 and $1.57 billion at December 31, 2009.

First Nine Months of 2010

Cash provided by operating activities was $1.06 billion during the first nine months of 2010. Increases in accounts receivable and inventory used cash of $134 million and $62 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $47 million, primarily due to the timing of payments. Cash payments for income taxes totaled $268 million in the first nine months of 2010, compared with $236 million in the first nine months of 2009 due to an increase in taxable income. The company expects that for all of 2010, cash payments for income taxes will approximate $375 - $425 million. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $39 million during the first nine months of 2010.

During the first nine months of 2010, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $545 million for acquisitions and $174 million for purchases of property, plant and equipment.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2010, such expenditures will approximate $275 - $300 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2009 and October 2, 2010.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources (continued)

    The company’s financing activities used $973 million of cash during the first nine months of 2010, principally for the extinguishment of debt and repurchase of $663 million of the company’s common stock, offset in part by the net proceeds from the issuance of long-term debt of $741 million. The company used the net proceeds from the issuance of debt and existing cash balances to convert all of the $326 million principal outstanding on its Floating Rate Convertible Debentures due 2033 for a total cash outlay of $573 million and to redeem all of its $500 million outstanding 6 1/8% Senior Subordinated Notes at a redemption price of $1,030.63 per $1000 principal amount for a total cash outlay of $515 million (Note 8). The company’s financing activities also included $53 million of proceeds of employee stock option exercises. On April 19, 2010, the Board of Directors authorized the repurchase of up to $750 million of the company’s common stock through April 19, 2011. On September 8, 2010, the Board of Directors authorized the repurchase of up to an additional $750 million of the company’s common stock through September 8, 2011.

As of October 2, 2010, the company’s outstanding debt totaled $2.16 billion, of which approximately $0.33 billion is convertible debt, at a conversion price of $40.20 per share. Upon an investor’s election to convert, the company is required to pay the principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. For holders electing to convert the company’s convertible debentures in the next 12 months or electing to put the debt to the company at the first date on which this is permitted (March 2011), the company intends to draw on its revolving credit facility to fund any principal payments in excess of $100 million which has been classified as a current liability in the accompanying balance sheet. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $952 million at October 2, 2010.

The company believes that its existing cash and short-term investments of $939 million as of October 2, 2010, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Nine Months of 2009

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

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of October 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of October 2, 2010, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended October 2, 2010, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2009, currency translation had an unfavorable effect on revenues of our continuing operations of $211 million due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, but in the first nine months of 2010, currency translation had a favorable effect on revenues of our continuing operations of $13 million due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $9.29 billion and $1.33 billion, respectively, as of October 2, 2010. We assess the realizability of the goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

We rely heavily on our manufacturing operations to produce products we sell, and our business could be adversely affected by disruptions of our manufacturing operations. We rely upon our manufacturing operations to produce many of the products we sell. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.

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

Our debt may restrict our investment opportunities or limit our activities. As of October 2, 2010, we had approximately $2.16 billion in outstanding indebtedness. In addition, we had the ability to borrow an additional $952 million under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the share repurchase activity for the company’s third quarter of 2010 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

July 4 – Aug 7	7,994,967	$46.90	7,994,967	$187.5
Aug 8 – Sept 4	—	—	—	187.5
Sept 5 – Oct 2	2,105,257	47.50	2,105,257	837.5

Total Third Quarter	10,100,224	$47.03	10,100,224	$837.5

(1)  On April 20, 2010, the company announced a repurchase program authorizing the purchase of up to $750 million of the company's common stock through April 19, 2011. On
       September 9, 2010, the company announced a repurchase program authorizing the purchase of up to an additional $750 million of the company's common  stock through
       September 8, 2011. All of the shares of common stock repurchased by the company during the third quarter of 2010 were purchased under these programs.

Item 6.	Exhibits

See Exhibit Index on page 46.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 2010.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended October 2, 2010 and September 26, 2009 (ii) Consolidated Balance Sheets at October 2, 2010, and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended October 2, 2010 and September 26, 2009 and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.