Form 10-K
period 2010-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2011-02-24
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

As of July 3, 2010, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $19,341,481,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on July 3, 2010).

As of February 5, 2011, the Registrant had 390,607,016 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Fisher’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

In November 2006, Thermo Electron Corporation (also referred to in this document as “Thermo,” which is the predecessor to Thermo Fisher) merged with Fisher Scientific International Inc. (also referred to in this document as “Fisher”) to create Thermo Fisher. Thermo Fisher has approximately 37,200 employees and serves more than 350,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.

We serve our customers through two principal brands, Thermo Scientific and Fisher Scientific:

•
Thermo Scientific is our technology brand, offering customers a complete range of high-end analytical instruments as well as laboratory equipment, software, services, consumables and reagents to enable integrated laboratory workflow solutions. Our portfolio of products includes innovative technologies for mass spectrometry, elemental analysis, molecular spectroscopy, sample preparation, informatics, fine- and high-purity chemistry production, cell culture, protein analysis, RNA-interference techniques, immunodiagnostic testing, microbiology, anatomical pathology, as well as environmental monitoring and process control.

•
Our Fisher Scientific brand offers choice and convenience, providing a complete portfolio of laboratory equipment, chemicals, supplies and services used in scientific research, healthcare, safety and education markets. These products are offered through an extensive network of direct sales professionals, industry-specific catalogs, e-commerce capabilities and supply-chain management services. We also offer a range of biopharma services for clinical trials management, biospecimen storage and analytical testing.

In addition to the two principal brands, we offer a number of specialty brands that cover a range of consumable products.

We are continuously advancing the capabilities of our technologies, software and services, and leveraging our 10,500 sales and service personnel around the world to address our customers’ emerging needs. Our goal is to make our customers more productive, and to allow them to solve their analytical challenges, from complex research and discovery to routine testing.

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

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

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

      ●  Analytical Instruments include scientific instruments used in the laboratory to analyze prepared samples, software interpretation tools and laboratory information management systems, environmental instruments, integrated systems, and services used in industrial environments, in the lab, and in the field for continuous environmental monitoring, safety and security applications; and process instruments, integrated systems, measurement solutions, and services used in process environments and in the field to enable real-time process control and optimization and materials analysis.

      ●  Specialty Diagnostics products and services are used by healthcare and other laboratories to prepare and analyze patient samples to detect and diagnose diseases. Microbiology products include high-quality reagents and diagnostic kits used in the diagnosis of infectious disease or for testing for bacterial contamination to assure the safety and quality of consumer products such as food and pharmaceuticals.

      ●  Biosciences products include leading reagents and consumables used in life science research, drug discovery and biopharmaceutical production.

Analytical Instruments

Scientific Instruments

Our scientific instrumentation and integrated software solutions are used primarily in laboratory and industrial settings and incorporate a broad range of capabilities for organic and inorganic sample analysis. We offer a portfolio of scientific instruments based on a range of techniques, including mass spectrometry (MS), chromatography and optical spectroscopy, which can be combined with a range of accessories, consumables, software, spectral reference databases, services and support to provide a complete solution to the customer. Mass spectrometry is a technique for analyzing chemical compounds, individually or in complex mixtures, by forming gas phase charged ions that are then analyzed according to mass-to-charge ratios. In addition to molecular information, each discrete chemical compound generates a fragmentation pattern that provides structurally identifiable information. Chromatography is a technique for separating, identifying and quantifying individual chemical components of substances based on physical and chemical characteristics specific to each component. Optical spectroscopy is a technique for analyzing individual chemical components of substances based on the absorption or emission of electromagnetic radiation of a specific wavelength of light, for example, visible (light), ultraviolet or infra-red. We complement our product technologies with laboratory information management systems (LIMS), chromatography data systems (CDS), database analytical tools, automation systems, and a broad portfolio of reagents and consumables from the rest of the company to deliver integrated work flow solutions that improve the quality and productivity of research.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

    Our instruments, software, and workflow solutions are used in a variety of regulated and unregulated industries in life sciences applications such as pharmaceuticals, biotechnology, clinical and food safety, in chemical and materials analysis applications such as environmental, petrochemicals, chemicals, semiconductor, steel and basic materials, and geology, as well as in academic and government research. To support our global installations, we provide implementation, validation, training, maintenance and support from our large global services network.

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

Our ion trap portfolio includes instruments and software for in depth structural analysis of large bio-molecules, such as proteins, to structural characterization of small molecules, such as drugs and drug metabolites.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

Liquid Chromatography. Liquid Chromatography (LC) is a separation technique that analyzes complex sample matrices in liquids. Our HPLC (High Pressure Liquid Chromatography) systems and UHPLC (Ultra High Pressure Liquid Chromatography) systems offer high throughput and sensitivity in the analysis of liquid samples. They are sold either in stand-alone configurations or as systems-integrated with our mass spectrometers (LC-MS and LC-MS/MS). Our nanoHPLC systems are typically used to separate components of very small biological samples for further analysis with ion trap or hybrid mass spectrometers. The company also has a fast scanning single quadrupole LC-MS system used primarily in pharmaceutical laboratories, providing chromatographers the ability to complete routine LC analysis with real-time mass confirmation. These products utilize our comprehensive line of HPLC columns.

Gas Chromatography. Gas chromatography (GC) is a separation technique that analyzes complex sample matrices in gases. GC comprises both separation and detection technology. Separation technology is common to all gas chromatography analyzers, and is paired with either a conventional detector (GC) or with different types of mass spectrometers (GC-MS). Thermo Scientific’s gas chromatographs (GCs) include a full range of detectors, injectors, and valve systems for chemical and petrochemical analysis, and its GCxGC product is used for analysis of target compounds in complex matrices. Our GC-MS offering includes a triple stage quadrupole GC-MS, for routine analysis of pesticide residues in food; a single stage quadrupole MS for quantitative product screening of environmental and toxicology samples; and an ion trap MS for analysis of target components in complex matrices. We also offer a wide range of auto samplers that fully automate GC or GC-MS analysis.

Molecular Spectroscopy. Thermo Fisher’s molecular spectroscopy products are divided into four primary techniques: Fourier transform infrared (FT-IR), Raman, Near-infrared (NIR) and ultraviolet/visible (UV/Vis) spectroscopy. All four techniques provide information regarding the structure of molecules and hence provide the means for the identification, verification and quantification of primarily organic materials. The instrumentation comprises interferometric and dispersive spectrometers combined with software that extracts both qualitative and quantitative information from the raw data. The major applications are found in pharmaceutical, biotechnology, polymer, chemical and forensic sciences. The instrumentation is used in research, analytical services and quality control laboratories. Near-infrared spectroscopy is used in both laboratory QC and process control applications, making it a technique well-suited for process analytical technology (PAT).

Bulk Elemental Analysis. Thermo Fisher provides a full range of instrumentation for elemental analysis of bulk materials such as metals, cement, minerals and petrochemicals using X-ray fluorescence (XRF), X-Ray diffraction (XRD) and arc spark optical emission (OES) techniques. Our OES product line is ideal for use in process/quality control for the direct, elemental analysis of solid metals.

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

Microanalysis. Thermo Fisher provides a range of energy-dispersive and wavelength-dispersive x-ray detectors for electron microscope users that transform the electron microscope from an imaging tool into an analytical instrument. These detectors make it possible to rapidly and accurately analyze the elemental distribution of a sample at resolutions down to the nanometer scale.

Laboratory Automation Solutions. Thermo Fisher is a supplier of automation systems that provide solutions for the drug discovery and cell research market. Our key technologies include automated storage and incubation, integration platforms, robotics and software. Precise and reliable motion control is achieved through state-of-the-art robotics that improve throughput and walk-away time.

Informatics. Thermo Fisher develops and provides laboratory information management systems solutions that provide application-specific, purpose-built functionality in software targeted for certain industries. These industries include pharmaceutical, petrochemical, chemical, food and beverage, metals and mining, environmental and water/wastewater, as well as government and academia. Thermo Fisher is a leader in developing commercial-off-the-shelf solutions designed for specific industry applications.

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

Our gas detection instruments utilize a broad range of optoelectronic technologies to detect criteria pollutants such as nitrogen oxide at the parts-per-trillion level. We offer a comprehensive range of continuous particulate monitors for use in ambient air monitoring networks using technologies such as tapered element oscillation microbalances, beta attenuation and light scattering. We complement our market leading instrumentation with customized Continuous Emission Monitoring Systems (CEMS), offering both hardware and complete solutions along with integration, installation, support, commissioning, certification and training services.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

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

Radiation Measurement and Protection. Our radiation measurement, protection and security instruments are used to monitor, detect and identify specific forms of radiation and trace explosives in nuclear power, environmental, industrial, medical and security applications. In the nuclear power market, our products are used by employees to monitor exposure, detect personal and asset contamination as well as monitor the interior and exterior environment. Our industrial applications include metal recycling, x-ray, and neutron generation, while our security applications are focused on scanning suspect cargo, vehicles and people and identifying the source radiation across a wide array of applications globally.

Process Instruments

Our Process Instruments products include instrument solutions and services that provide our customers with real-time data that help them improve product quality, increase process efficiency, increase product yield, reduce production downtime, reduce raw material waste and enhance security. Our products are typically used in mission-critical manufacturing applications that require high levels of accuracy, reliability and robustness. We serve a wide variety of global industries including oil and gas, petrochemical, pharmaceutical, food and beverage consumer products, power generation, metal, cement, minerals and mining, and semiconductor. Our major areas of expertise include online elemental analysis, handheld elemental and optical analysis, flat sheet thickness measurement, in-motion weighing and monitoring, rheological and thermal analysis, contaminant detection in packaged materials and flow, level and density measurement. Our Process Instruments include seven principal product lines: materials and minerals, portable elemental analysis, portable optical analysis, process systems, product inspection, material characterization and compliance testing.

Materials and Minerals. Our materials and minerals product line includes online bulk material analysis systems for the coal, cement, minerals and other bulk material handling markets. These products employ ultrahigh-speed, non-invasive measurement technologies that use neutron activation and measurement of gamma rays to analyze, in real time, the physical and chemical properties of raw material streams. This eliminates the need for off-line sampling, and enables real-time online optimization, for instance, allowing the customer to optimally blend raw materials to control sulfur and ash in coal fired utilities. Our gauging products are used online to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as metal strip, plastics, foil, rubber, glass, paper and other web-type products. Our gauging line uses ionizing and non-ionizing technologies to perform high-speed, real-time, non-invasive measurements. We also provide process control instruments that monitor nuclear flux inside a reactor, helping our nuclear power customers operate their plants in a safe and optimal manner. Our bulk weighing and monitoring products such as belt scales, weighbelt feeders, flow meters, safety switches, gauges and detectors enable high speed weighing of bulk materials, solids flow monitoring, level measurements, personnel safety, moisture analysis, and spillage prevention for a wide variety of processing applications in the food, minerals, coal, cement and other bulk solids handling markets.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

Portable Optical Analysis. Our line of portable optical analyzers are rugged, handheld spectrometers designed for rapid and precise chemical identification, authentication and screening directly at the point of need. These portable analyzers use vibrational spectroscopy— Raman, FTIR and NIR—for quick and accurate identification of substances. First responders, law enforcement and military personnel use our analyzers for chemical and explosives identification in critical safety and security situations. In aviation security, particularly at checkpoint screening, our analyzer enables rapid liquid threat screening. Other applications include quality control and assurance for pharmaceutical and consumer health raw materials, identification of counterfeit and substandard drugs, and industrial processing, such as plastics and carpet recycling and food and agriculture analysis.

Process Systems. Our process systems products help oil and gas, refining, steel and other customers optimize their processes. These instruments provide measurements that help improve efficiency, provide process and quality control, maintain regulatory compliance and increase worker safety. For instance, our gas flow computers support custody transfer applications in the production and transmission of natural gas; our nuclear interface level gauge is used in extremely harsh coker applications for petroleum refining; our moisture online analyzer helps our customers measure moisture in extreme applications like coke used in metal foundries, and our line of process mass spectrometers helps our customers detect minute constituents in process gases. These systems provide real-time direct and remote data collection, analysis and local control functions using a variety of technologies, including radiation, radar, ultrasonic and vibration measurement principles, gas chromatography and mass spectrometry. Our online sulfur analyzer products, based on pulsed UV fluorescence technology, are used by refiners to bring clean fuels to consumers and in the petrochemical environment, including flare gas composition and catalyst protection.

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

   Material Characterization. Our material characterization product lines include instruments that help our customers analyze materials for viscosity, surface tension and thermal properties. Our products accurately and flexibly measure a wide range of rheological properties in the lab and in process applications. These measurement platforms use open standards and have the ability to connect to a range of sensors and systems. Our extruders and blenders address R&D, small-scale production, quality control and pharmaceutical needs. Single screw and twin screw process extruders with measuring capabilities are used in lab and pilot scale tests for compounding and processing of polymers and ceramics. In the pharmaceutical markets, our products are used for quality control of the continuous mixing process.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

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

    We also provide our customers enterprise management solutions that streamline the services processes, increase operational efficiencies while reducing expenses and decreasing total cost of ownership. With integrated capabilities consisting of equipment maintenance management, physical inventory tracking and enterprise-wide maintenance reporting, coupled with direct and multi-vendor service capabilities, our asset management solutions are customizable to meet the business needs of our customers. Our asset management solutions business proactively manages all of our customers’ instruments and equipment so they have visibility to all of their assets and gain assurance that services are being delivered and performed on time.

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

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

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

In addition to our own sales channels, our laboratory automation systems are distributed by some of the leading diagnostic manufacturers, such as Ortho-Clinical Diagnostics. We are also a provider of specialty diagnostic tests based on patented biomarkers for sepsis, cardiovascular and pulmonary diseases, as well as intensive care treatments and prenatal screening.

Anatomical Pathology

We provide a broad portfolio of products primarily for cancer diagnosis and medical research in histology, cytology and hematology applications. These products include a wide range of instruments, consumables and reagents for specimen collection and transport, tissue preparation, staining and immunohistochemistry assays and controls. Reagent and consumable products include sample collection and preservation products used to ensure specimen integrity, tissue cassettes and reagents necessary for same-day, high-quality specimen processing, blades and paraffin used to section tissue, and a wide range of leading stains. Also included are a full line of immunohistochemistry antibodies, detection systems, ancillaries and controls.

We also provide a complete range of anatomical pathology instruments including cassette and slide labeling systems, which enable on-demand slide and cassette printing, tissue processors for same-day tissue-processing, superior reagent management and higher lab efficiency, embedding stations, microtomes and cryostats used to section tissue, automated staining and cover slip systems used for primary and immunohistochemistry staining. In cytology, we offer low-speed centrifugation technology coupled with patented EZ cytofunnels to deposit a thin layer of cells onto a microscope slide to ensure better cell capture and better preservation of cell morphology.

Our key customers include independent and hospital-based diagnostic laboratories engaged in the diagnosis of cancer, medical universities, as well as pharmaceutical and biotech research institutions.

Thermo Fisher manufactures high-quality flat-sheet glass to produce medical disposable products such as microscope slides, plates, cover glass and microarray substrates serving the medical, diagnostics and scientific communities. We also offer specialized hydrophobic, adhesive and fluorescent slides through proprietary coating techniques.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

Biosciences

Our broad range of Biosciences products and services includes fine and high-purity chemistry products; nucleic acid synthesis reagents; high-performance polymerase chain reaction (PCR) reagents and related products; enzymes, reagents, kits and other consumables for molecular biology; RNA interference (RNAi) and other gene-modulation and gene-expression reagents; high-quality antibodies; proprietary protein analysis reagents and kits; high-content screening and analysis products; cell-culture products and sterile bioprocessing systems. These products are used across the general chemistry and life sciences arenas primarily for scientific research, drug discovery, diagnostics, as well as biopharmaceutical research and production.

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

Our Genomics products are focused on gene silencing, gene expression and nucleic-acid amplification and detection. Our gene modulation product lines include synthetic small interfering RNA and viral vectors containing short hairpin RNA for gene silencing and complementary DNA vectors for gene expression. Together these technologies allow researchers to control the expression of specific genes in order to understand their function. Our PCR, reverse transcription-PCR and real-time quantitative-PCR reagents include a proprietary line of high-performance DNA polymerases. Scientists use these products along with PCR reaction plates and sealing products to amplify and measure nucleic acids with high precision and sensitivity, enabling them to gain a better understanding of the control mechanisms inside a cell. Our broad offering for molecular and cellular biology also includes high-quality restriction and modifying enzymes, molecular weight markers and reagents for nucleic-acid purification. We supply a number of stock and custom products through business-to-business relationships including high purity RNA and DNA synthesis reagents, high purity nucleotides, novel fluorescent dyes, dye-labeled compounds, customized PCR plastics and other molecular biology reagents. Our synthesis products are used by oligo nucleotides manufacturers in both research and the rapidly emerging nucleic-acid therapeutic markets. Our Genomics offering also has a wide range of highly advanced services including genome-wide RNAi screening, RNAi in vivo technology development, high-content screening and cell line development, micro RNA profiling and custom chemical synthesis.

Our Proteomics products enable the effective and efficient study of the biology of proteins and offer cell-based assays and services for high-content pathway analysis. Scientists use our reagents and kits for protein purification, protein detection and quantitation, protein sample preparation, protein labeling, and protein-interaction and related studies. These products provide scientists with new capabilities and help them achieve sensitive and accurate results more efficiently. Our extensive offering includes more than 30,000 high-quality antibodies, peptides and proteins, including many antibodies labeled with novel fluorescent dyes. Complementing the company’s technology leadership in mass spectroscopy, some of our products support a complete protein analysis workflow in MS analysis, including innovative stable isotope-based reagents. Our specialized reagent kits and assays are powerful tools for fluorescent cell-based screening and analysis of specific molecular targets and biological parameters. Together, they comprise a wide range of high-content analysis and high-content screening assays.

Our Cellomics business provides leading technologies and products to advance cell science research, including complete systems for high-content imaging of cells, tissues and whole organisms. This total platform includes automated imaging instruments, image analysis software, data management and bioinformatics software, coupled with reagents, cell-culture media, sera and specialty media formulations, along with laboratory automation and services. This offering provides the life science researcher with a quantitative, automated approach to understanding the biology of cells, including stem cells and cell systems, supporting all aspects of the drug discovery process as well as academic and systems biology research.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

BioProcess Production

Our BioProcess Production offerings include cell-culture and bioprocessing products used in the production of animal and human viral vaccines, monoclonal antibodies, protein-based therapeutics and wound healing. These products and technologies continue to lead the industry in innovation and quality, encompassing preeminent cell-culture products (sera, classical media, serum-free and protein-free media, and process liquids) and bioprocessing systems, including flexible, single-use BioProcess Container systems, which are sterile, disposable bags specifically designed for transporting, mixing, dispensing, and storing sterile liquids and powders. In particular, the innovative Single-Use Bioreactor (SUB) product line offers a single-use alternative to conventional stirred tank bioreactors currently used in animal cell culture. The SUB emulates the scalability and operating parameters of the conventional stirred tank bioreactors yet is disposable, offering numerous process and regulatory advantages. The rapid acceptance of this technology is changing the landscape of the bioprocessing industry. These products are used in industrial and academic research markets for biotherapeutic discovery, cellular interaction studies, toxicity testing, antiviral and anticancer studies, as well as in biopharmaceutical manufacturing processes, where they have been specifically qualified for use in bioscience applications in the biopharmaceutical, biotechnology and diagnostic industries.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

In the Research Market Channel, the Fisher Scientific catalog has been published for over 100 years and is an internationally recognized scientific supply resource. In the Research, Healthcare and Safety Market Channels, we publish more than 3 million copies of our various catalogs each year in eight different languages. Our e-commerce product references are showcased by our website, www.fishersci.com, which is a leading e-commerce site supporting the scientific research community. The website contains full product content for more than 390,000 products. We maintain an international network of warehouses in our primary markets through which we maintain inventory and coordinate product delivery. With specialized product vaults and temperature controlled storage capacity, we are able to handle the complete range of products we offer to our customers. Our transportation capabilities include our dedicated fleet of delivery vehicles as well as parcel shipping capabilities that are closely integrated with our third-party parcel carriers. Throughout the product delivery process, we provide our customers with convenient access to comprehensive electronic systems allowing for automated catalog search, product order and invoicing and payment capabilities.

We deliver our products through third-party carriers and our dedicated fleet of delivery vehicles. Third-party carriers include UPS, Federal Express, DHL and other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

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

Laboratory Consumables

We manufacture and sell solutions consisting of plastics and glass consumables and related equipment to entities enhancing their scientific research, including drug discovery and development, quality and process control, clinical and basic research and development. The product configurations, material choice, surface treatments and cleaning methods are specifically selected to meet the demands of a vast array of life science applications. Our broad portfolio of laboratory consumables provides quality products that range from sample collection and preparation to sample handling and analysis.

Our scalable cell culture platforms are used for life science research, analysis and discovery. We offer a broad range of surface technologies to meet the different application needs from traditional stem cell to Human stem cell lines. We provide a complete range of cell culture products from laboratory research to production scale. Our formats include chamber slides, dishes, multidishes, flasks and gas permeable technologies. We also offer a complete line of serological pipettes and conical tubes to address sample handling within the cell culture process. Our cell factory product line and roller bottles are widely used in the manufacture of vaccines and biotherapeutics.

We have a full line of centrifugation consumables for applications ranging from sample preparation though downstream bioprocessing. Additionally, we manufacture sample storage vials and organization systems for ultralow temperature and cryogenic storage that offer specific products for low protein binding and low DNA binding functionality. We offer a wide selection of containers for packaging of life science and diagnostic reagents as well for the storage and transport of bulk intermediates and active pharmaceutical ingredients. Many of our containers are produced in ISO Class 7 Cleanrooms and carry specific certifications to meet increasing industry requirements.

We are a leading manufacturer of laboratory pipette tips and offer a complementary range of handheld and automated pipetting systems. This offering satisfies the liquid handling demands from low (manual) through high (automated) throughput levels. This diverse product portfolio is designed to optimize productivity, ergonomics, and ensure accurate results. Our detection instruments portfolio includes microplate readers, washers, purification systems, and PCR and qPCR instruments. These instruments offer researchers in the fields of cancer research, drug development, proteomics and genomics efficiency, high quality performance and accurate results.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

We offer a complete selection of clinical specimen collection, Drug of Abuse collection kits and environmental and food safety glass and plastic vials, bottles and containers. We are a market leader in the manufacture of plastic transfer pipettes and general purpose clinical laboratory consumables. We also offer containers for breast milk collection, storage and feeding primarily used in neo-natal units and by lactation specialists.

We provide chromatography consumables for both liquid and gas chromatography including HPLC columns, GC columns, fittings, tubing, injection liners, GC septa, auto-sampler vials, closures and general chromatography accessories. Our chromatography sample preparation products range from syringe filter and solid phase extraction consumables to manual and automated chromatography glass syringes.

In addition, we provide OEM and custom kit assembly services for clinical test kits and drug of abuse. Our custom cleaning services and specialty coatings include sterilization, depyrogenation, low particulate, low TOC, silanization and siliconization used in drug discovery.

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

We go to market through our broad sales force, global network of resellers and distributors, printed catalogs, and state-of-the-art website. We maintain a global sales force of over 1,500 personnel, augmented by a large global network of resellers and distributors. Our print catalogs range from hardcopy volumes that include detailed descriptions of over 40,000 products to industry-specific catalogs targeted to customers in such industries as wine-testing, food safety and controlled environments. In addition to our print catalogs, we maintain an on-line catalog via our www.fishersci.com website that allows our customers to search our product portfolio and purchase over 1,000,000 products on-line.

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

Our print catalog consists of more than 40,000 products. Beyond this catalog, we offer our customers access to an additional 900,000 products. Our e-commerce website, www.fishersci.com, has been an industry-leading online ordering and reference tool since its inception in the 1990s.

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

BioPharma Services

Our BioPharma Services offerings include global services for pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, multi-lingual and specialized labeling and distribution for phase I through phase IV clinical trials, analytical testing, biological-specimen management, as well as specialty pharmaceutical logistics and clinical supply-chain management. Thermo Fisher’s biorepository business provides temperature-controlled repository services for pharmaceutical, biotechnology, university, government, clinical and blood-processing customers. Our biorepository services business stores pharmacological and biospecimen samples at commercial sites. Additional services include inventory management, validation, business continuity, and repository management and transportation capabilities resulting in a complete cold chain sample management solution.

    Services are offered throughout the world, with operations in the United States, United Kingdom, Switzerland, India, Latin America, China, Ireland, Singapore, Japan and Russia.

Sales and Marketing

We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce, third-party distributors and various catalogs.

We have approximately 10,500 sales and service personnel including over 1,000 highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with product standardization and other supply-chain-management services to reduce procurement costs.

New Products and Research and Development

Our business includes the development and introduction of new products and may include entry into new business segments. We are not currently committed to any new products that require the investment of a material amount of our funds, nor do we have any definitive plans to enter new businesses that would require such an investment.

During 2010, 2009 and 2008, we spent $287.2 million, $246.1 million and $249.1 million, respectively, on research and development.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

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

Seasonal Influences

Revenues in the fourth quarter are historically stronger than in other quarters due to the capital spending patterns of industrial, pharmaceutical and government customers. Sales of flu tests and related diagnostic products vary quarter to quarter and year to year based on the severity and duration of flu season.

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Dependency on a Single Customer

There is no single customer the loss of which would have a material adverse effect on our business. No customer accounted for more than 5% of our total revenues in any of the past three years.

Backlog

Our backlog of firm orders at year-end 2010 and 2009 was as follows:

(In millions)	2010	2009

Analytical Technologies	$925.2	$857.0
Laboratory Products and Services	488.2	480.8

	$1,413.4	$1,337.8

We believe that virtually all of our backlog at the end of 2010 will be filled during 2011.

Government Contracts

Although the company transacts business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the company’s financial results.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

Competition

The company encounters aggressive and able competition in virtually all of the markets we serve. Because of the diversity of our products and services, we face many different types of competitors and competition. Our competitors include a broad range of manufacturers and third-party distributors. In general, competitive climates in the markets we serve are characterized by changing technology and customer demands that require continuing research and development. Our success in these markets primarily depends on the following factors:

•	technical performance and advances in technology that result in new products and improved price/performance ratios;

•	product differentiation, availability and reliability;

•	the depth of our capabilities;

•	our reputation among customers as a quality provider of products and services;

•	customer service and support;

•	active research and application-development programs; and

•	relative prices of our products and services.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $22 million at December 31, 2010. The liability for environmental matters associated with Fisher was recorded at the date of merger at its fair value and as such was discounted to its net present value.

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

Number of Employees

As of December 31, 2010, we had approximately 37,200 employees.

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

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marc N. Casper	42	President and Chief Executive Officer (2001)
Kenneth Berger	48	Senior Vice President (2010)
Gregory J. Herrema	45	Senior Vice President (2008)
Seth H. Hoogasian	56	Senior Vice President, General Counsel and Secretary (2001)
Alan J. Malus	51	Senior Vice President (2006)
Edward A. Pesicka	43	Senior Vice President (2008)
Peter M. Wilver	51	Senior Vice President and Chief Financial Officer (2003)
Peter E. Hornstra	51	Vice President and Chief Accounting Officer (2001)

Mr. Casper was appointed President and Chief Executive Officer in October 2009. He was Chief Operating Officer from May 2008 to October 2009 and Executive Vice President from November 2006 to October 2009. He was Senior Vice President from December 2003 to November 2006. He was President, Life and Laboratory Sciences from December 2001 to March 2005.

Mr. Berger was appointed Senior Vice President of Thermo Fisher Scientific and President, Specialty Diagnostics in May 2010. He was President of the Biosciences business from April 2007 until May 2010, and was President of the Process Instruments business from July 2005 through April 2007.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1.            Business (continued)

Mr. Pesicka was appointed Senior Vice President of Thermo Fisher Scientific and President, Customer Channels in July 2008. He was President, Research Market from November 2006 to July 2008. Prior to Thermo’s merger with Fisher, Mr. Pesicka was Vice President and General Manager of Fisher’s U.S. research market business from January 2004 to November 2006.

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

It may be difficult for us to implement our strategies for improving internal growth. Some of the markets in which we compete have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:

•	strengthening our presence in selected geographic markets;

•	allocating research and development funding to products with higher growth prospects;

•	developing new applications for our technologies;

•	expanding our service offerings;

•	continuing key customer initiatives;

•	combining sales and marketing operations in appropriate markets to compete more effectively;

•	finding new markets for our products; and

•	continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our depth in product offerings.

We may not be able to successfully implement these strategies, and these strategies may not result in the expected growth of our business.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions including the lingering effects of the global recession could adversely impact our business in 2011 and beyond, resulting in:

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2010, currency translation had an unfavorable effect of $20 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

If any of our security products fail to detect explosives or radiation, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage. The products currently or previously sold by our environmental and process instruments businesses include a comprehensive range of fixed and portable instruments used for chemical, radiation and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings and other high-threat facilities for the detection and prevention of terrorist acts. If any of these products were to malfunction, it is possible that explosive or radioactive material could fail to be detected by our product, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Although we carry product liability insurance, we cannot be certain that our current insurance will be sufficient to cover these claims or that it can be maintained on acceptable terms, if at all.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors (continued)

Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company. Further, we may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $9.27 billion and $1.33 billion, respectively, as of December 31, 2010. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Fluctuations in our effective tax rate may adversely affect our results of operations and cash flows. As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. In preparing our financial statements, we record the amount of tax that is payable in each of the countries, states and other jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, changes in accounting for income taxes and recently enacted and future changes in tax laws in jurisdictions in which we operate. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, results of operations and cash flows.

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

    We also rely on our technology infrastructure, among other functions, to interact with suppliers, sell our products and services, fulfill orders and bill, collect and make payments, ship products, provide services and support to customers, track customers, fulfill contractual obligations and otherwise conduct business. Our systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.

Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2010, we had approximately $2.14 billion in outstanding indebtedness. In addition, we had the ability to borrow an additional $952 million under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Item 1B.         Unresolved Staff Comments

Not applicable.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 2.            Properties

The location and general character of our principal properties by segment as of December 31, 2010, are as follows:

Analytical Technologies

We own approximately 4.0 million square feet of office, engineering, laboratory and production space, principally in New Jersey, Wisconsin, Virginia, Utah and California within the U.S., and in Germany, England and Switzerland. We lease approximately 3.4 million square feet of office, engineering, laboratory and production space, principally in Massachusetts, California, Texas, Kansas and Michigan within the U.S., and in China, England, Finland, Germany and Australia, under various leases that expire between 2011 and 2029.

Laboratory Products and Services

We own approximately 7.1 million square feet of office, engineering, laboratory, warehouse and production space, principally in Wisconsin, New York, Pennsylvania, Illinois and North Carolina within the U.S., and in England Germany, Canada, Denmark and France. We lease approximately 4.2 million square feet of office, engineering, laboratory, warehouse and production space, principally in California, Pennsylvania, Illinois, Maryland, Tennessee and New Jersey within the U.S. and in Australia, Mexico, Germany and England, under various leases that expire between 2011 and 2021.

Corporate Headquarters

We own approximately 81,000 square feet of office space in Massachusetts. We also lease approximately 11,000 square feet of office space principally in Massachusetts under various leases that expire in 2013.

We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2011 or 2012, we believe that suitable replacement properties are available on commercially reasonable terms.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

Item 4.            Reserved

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2010 and 2009, as reported in the consolidated transaction reporting system.

	2010		2009
	High	Low	High	Low

First Quarter	$52.94	$45.37	$40.34	$32.02
Second Quarter	57.40	47.21	42.47	30.83
Third Quarter	51.36	41.74	47.74	37.50
Fourth Quarter	56.25	47.17	49.70	42.86

The closing price of the company’s common stock on December 31, 2010 and 2009, was $55.36 and $47.69, respectively.

Holders of Common Stock

As of February 5, 2011, the company had 6,630 holders of record of its common stock. This does not include holdings in street or nominee names.

Dividend Policy

The company has never paid cash dividends and currently does not expect to pay cash dividends in the foreseeable future. Payment of dividends is at the discretion of the company’s Board of Directors and will depend upon, among other factors, the company’s earnings, capital requirements and financial condition.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s fourth quarter of 2010 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal October (Oct. 3 – Nov. 6)	3,470,100	$49.49	3,470,100	$ 665.8
Fiscal November (Nov. 7 – Dec. 4)	2,342,820	51.51	2,342,820	545.1
Fiscal December (Dec. 5 – Dec. 31)	1,072,135	53.70	1,072,135	487.5

Total Fourth Quarter	6,885,055	$50.83	6,885,055	$ 487.5

(1) On April 20, 2010, the company announced a repurchase program authorizing the purchase of up to $750 million of the company's common stock through April 19,
      2011. On September 9, 2010, the company announced a repurchase program authorizing the purchase of up to an additional $750 million of the company's common stock through September 8, 2011. All of the shares of common stock repurchased by the company during the fourth quarter of 2010 were purchased under these programs.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 6.            Selected Financial Data

(In millions except per share amounts)	2010 (a)	2009 (b)	2008 (c)	2007 (d)	2006 (e)

Statement of Income Data
Revenues	$10,788.7	$10,109.7	$10,498.0	$9,746.4	$3,791.6
Operating Income	1,264.9	1,048.9	1,229.4	974.4	242.0
Income from Continuing Operations	1,033.1	851.3	975.4	766.9	164.1
Net Income	1,035.6	850.3	980.9	748.4	166.7
Earnings per Share from Continuing Operations:
Basic	2.56	2.06	2.33	1.82	.84
Diluted	2.52	2.01	2.24	1.73	.81
Earnings per Share:
Basic	2.57	2.06	2.34	1.77	.85
Diluted	2.53	2.01	2.25	1.69	.83

Balance Sheet Data
Working Capital	$2,425.2	$2,891.6	$2,805.7	$1,763.7	$1,507.2
Total Assets	21,349.4	21,625.0	21,090.0	21,207.4	21,262.2
Long-term Obligations	2,031.3	2,064.0	2,003.2	1,983.7	2,097.8
Shareholders' Equity	15,361.0	15,430.9	14,926.5	14,463.6	13,879.1

    The caption “restructuring and other costs” in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition and, beginning in 2009, charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.

(a)
Reflects a $79.4 million pre-tax charge for restructuring and other costs; an after-tax gain of $2.5 million related to the company’s discontinued operations; and the repurchase of $1.01 billion of the company’s common stock.

(b)
Reflects a $69.0 million pre-tax charge for restructuring and other costs; an after-tax loss of $1.0 million related to the company’s discontinued operations; and the repurchase of $414.6 million of the company’s common stock.

(c)
Reflects a $36.9 million pre-tax charge for restructuring and other costs; an after-tax gain of $5.5 million related to the company’s discontinued operations; and the repurchase of $187.4 million of the company’s common stock.

(d)
Reflects a $91.4 million pre-tax charge for restructuring and other costs; an after-tax loss of $18.5 million related to the company’s discontinued operations; and the repurchase of $898.0 million of the company’s common stock.

(e)
Reflects completion of the merger with Fisher on November 9, 2006. Also reflects a $123.3 million pre-tax charge for restructuring and other costs; a charge of $36.7 million for acceleration of vesting of stock-based compensation as a result of the Fisher merger; and after-tax income of $2.6 million related to the company’s discontinued operations.

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

Overview of Results of Operations and Liquidity

The company develops, manufactures and sells a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own technologies and by making strategic acquisitions of complementary businesses. The company’s continuing operations fall into two business segments: Analytical Technologies and Laboratory Products and Services. Revenues in the fourth quarter are historically stronger than in other quarters due to capital spending patterns of customers.

(Dollars in millions)	2010		2009

Revenues
Analytical Technologies	$4,611.8	42.7%	$4,153.9	41.1%
Laboratory Products and Services	6,693.0	62.0%	6,426.6	63.6%
Eliminations	(516.1)	(4.7)%	(470.8)	(4.7)%

	$10,788.7	100%	$10,109.7	100%

Sales in 2010 were $10.79 billion, an increase of $679 million from 2009. Aside from the effects of currency translation and acquisitions, net of divestitures (discussed in total and by segment below), revenues increased from 2009 revenues by $433 million (4%) due to increased demand and, to a lesser extent, higher stimulus-funded spending by customers and price increases. Sales rebounded from a weak 2009 when the company believes a global economic slowdown reduced demand. The increase in revenues was offset by lower sales resulting from cessation of a supply contract and a milder flu season than in 2009, as discussed below. These factors decreased sales by approximately 2 percentage points. The company estimates that stimulus-funded spending increased revenues by approximately 1 percentage point in 2010, primarily in the first quarter.

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

•
Finnzymes, a provider of integrated tools for molecular biology analysis, including reagents, instruments, consumables and kits, was acquired in March 2010 to expand the company’s portfolio of reagents and other consumables for the molecular biology research and diagnostics markets.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Results of Operations and Liquidity (continued)

On December 13, 2010, the company and Dionex Corporation, a leading manufacturer and marketer of chromatography systems, announced that their Boards of Directors unanimously approved a transaction under which Thermo Fisher will acquire all of the outstanding shares of Dionex for $118.50 per share in cash, or a total purchase price of approximately $2.1 billion. Dionex, headquartered in Sunnyvale, California, is a global leader in the manufacturing and marketing of liquid chromatography and sample preparation systems, consumables, and software for chemical analysis. Dionex systems are used worldwide in environmental analysis and by the life sciences, chemical, petrochemical, food and beverage, power generation, and electronics industries. Their expertise in applications and instrumentation helps analytical scientists to evaluate and develop pharmaceuticals, establish environmental regulations, and produce better industrial products. The transaction is subject to a majority of the outstanding shares of Dionex having been tendered and certain regulatory approvals.

In 2010, operating income and operating income margin were $1.26 billion and 11.7%, respectively, compared with $1.05 billion and 10.4%, respectively, in 2009. The increases in operating income and operating margin were due to profit on incremental sales and, to a lesser extent, productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions. In addition, amortization expense decreased by $25 million in 2010, primarily due to the completion of amortization of acquisition-related intangibles from a 2005 acquisition.

The company’s effective tax rates were 11.3% and 8.2% in 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. The tax provision in 2010 was favorably affected by $17.4 million or 1.5 percentage points resulting primarily from the resolution of tax audits and the impact on deferred tax balances of changes in tax rates. The company expects its effective tax rate in 2011 will be between 15.5% and 17.5% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax provision in 2009 was favorably affected by $5.5 million or 0.6 percentage points resulting from the reversal of a tax reserve established at acquisition and the impact on deferred tax balances of changes in tax rates.

Income from continuing operations increased to $1.03 billion in 2010, from $851 million in 2009, primarily due to the items discussed above that increased operating income, offset in part by a higher tax rate.

During 2010, the company’s cash flow from operations totaled $1.50 billion, compared with $1.66 billion for 2009. The decrease resulted primarily from increases in working capital items, particularly accounts receivable and inventories to support the growth in sales.

As of December 31, 2010, the company’s outstanding debt totaled $2.14 billion, of which approximately $0.33 billion is convertible debt, at a conversion price of $40.20 per share. Upon an investor’s election to convert, the company is required to pay the principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. For any holders electing to convert in the next 12 months or electing to put the debt to the company at the first date on which this is permitted (March 2011), the company intends to draw on its revolving credit facility to fund any principal payments in excess of $100 million which has been classified as a current liability in the accompanying balance sheet. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $952 million at December 31, 2010.

In December 2010, the company obtained short-term financing commitments from two investment banking firms to fund $1.5 billion of the purchase price of Dionex. However, in February 2011, the company issued $2.2 billion of senior notes with maturities of 3 – 10 years, primarily to fund the purchase of Dionex, and subsequently terminated the short-term financing commitment. If the company does not consummate the Dionex acquisition by September 30, 2011, the company will be required to redeem these notes in whole at a redemption price of 101% of the aggregate principal, plus accrued and unpaid interest.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Results of Operations and Liquidity (continued)

The company believes that its existing cash and short-term investments of $926 million as of December 31, 2010, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, business combinations, intangible assets and goodwill, equity investments, sales returns, warranty obligations, income taxes, contingencies and litigation, pension costs and stock-based compensation. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)       Accounts Receivable

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $40 million at December 31, 2010. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

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

(c)       Intangible Assets and Goodwill

The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of the company’s acquisitions is assigned to intangible assets that require the use of significant judgment in determining (i) fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Amortizable intangible assets totaled $4.71 billion at December 31, 2010. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates (continued)

The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $9.27 billion and $1.33 billion, respectively, at December 31, 2010. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.

The company’s businesses were adversely affected in 2009 by the global economic downturn, although results progressively improved during the year and in 2010. Projections of profitability for 2011 and thereafter and indicated fair values based on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at December 31, 2010. There can be no assurance, however, that an economic recovery will continue into 2011 and that a downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

(d)       Other Long-lived Assets

The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $1.90 billion at December 31, 2010, including $1.41 billion of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates (continued)

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

(f)       Warranty Obligations

At the time the company recognizes revenue, it provides for the estimated cost of product warranties in cost of product revenues based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $42 million at December 31, 2010. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

(g)       Income Taxes

In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The company’s reserve for these matters totaled $62 million at December 31, 2010. Where applicable, associated interest expense has also been recognized.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates (continued)

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $156 million at December 31, 2010. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

The company provides a liability for future income tax payments in the worldwide tax jurisdictions in which it operates. Accrued income taxes totaled $59 million at December 31, 2010. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits ultimately be sustained, a reduction in the company’s tax provision would result.

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

(i)        Pension and Other Retiree Benefits

Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $14 million in 2010. The company’s unfunded benefit obligation totaled $244 million at year-end 2010 compared with $225 million at year-end 2009. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $4 million and an increase in the benefit obligation of approximately $84 million.

The company expects to contribute between $20 and $30 million to its defined benefit pension plans in 2011.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates (continued)

(j)        Stock-based Compensation

The fair value of most stock options granted by the company is estimated using the Black-Scholes option pricing model. For option grants and restricted stock units that require achievement of both service and market conditions, a lattice model is used to estimate fair value. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the company’s stock. Historical data on exercise patterns is the basis for determining the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. The company estimates forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.

Results of Operations

2010 Compared With 2009

Continuing Operations

			Total	Currency	Acquisitions/
(In millions)	2010	2009	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$4,611.8	$4,153.9	$457.9	$(21.0)	$232.0	$246.9
Laboratory Products and Services	6,693.0	6,426.6	266.4	—	34.0	232.4
Eliminations	(516.1)	(470.8)	(45.3)	1.0	—	(46.3)

Consolidated Revenues	$10,788.7	$10,109.7	$679.0	$(20.0)	$266.0	$433.0

Sales in 2010 were $10.79 billion, an increase of $679 million from 2009. The unfavorable effects of currency translation resulted in a decrease in revenues of $20 million in 2010. Sales increased $266 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues increased $433 million (4%) due to increased demand and, to a lesser extent, higher stimulus-funded spending by customers and price increases. Sales rebounded from a weak 2009 when the company believes a global economic slowdown reduced demand. Sales growth was strong in Asia, moderate in North America and modest in Europe in 2010. The increase in revenues was offset in part by cessation of a supply contract and a milder flu season in 2010 which together unfavorably affected revenue growth by 2 percentage points in 2010. The company estimates that stimulus-funded spending increased revenues by approximately 1 percentage point in 2010, primarily in the first quarter.

In 2010, operating income and operating income margin were $1.26 billion and 11.7%, respectively, compared with $1.05 billion and 10.4%, respectively, in 2009. The increases in operating income and operating margin were due to profit on incremental sales and, to a lesser extent, productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions. In addition, amortization expense decreased by $25 million in 2010, primarily due to the completion of amortization of acquisition-related intangibles from a 2005 acquisition.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (continued)

In 2010, the company recorded restructuring and other costs, net, of $79 million, including: $16 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $3 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the pending acquisition of Dionex and revisions of estimated contingent consideration, principally related to the acquisition of Ahura Scientific, offset in part by a gain of $11 million on settlement with product liability insurers. The company incurred $34 million of cash costs, primarily for actions initiated in 2009 and, to a lesser extent, 2010 in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company recorded impairment charges of $17 million for intangible assets associated with several small business units. The company also recorded a $6 million charge on a patent infringement claim initiated prior to a business unit’s acquisition by the company and $3 million of asset write-downs associated with abandoned facilities held for sale (Note 14). In 2009, the company recorded restructuring and other costs, net, of $69 million, including $7 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $2 million of charges to selling, general and administrative expenses for transaction costs related to the acquisitions of Biolab and B.R.A.H.M.S. offset in part by a gain primarily for settlement of certain product liability-related matters. The company incurred $62 million of cash costs, primarily for actions in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred a $2 million loss on an abandoned facility held for sale that was sold in July 2009 and a $3 million charge for pension termination benefits, offset by a $7 million gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher in 2006.

As of February 24, 2011, the company has identified restructuring actions that will result in additional charges of approximately $35 million in 2011 and expects to identify additional actions during 2011. The restructuring actions initiated in 2010 will result in annual cost savings of approximately $50 million beginning primarily in 2011, including $15 million in the Analytical Technologies segment and $35 million in the Laboratory Products and Services segment. The restructuring actions initiated in 2009 resulted in annual cost savings beginning in the second half of 2009 and early 2010 of approximately $60 million, including $40 million in the Analytical Technologies segment and $20 million in the Laboratory Products and Services segment.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (continued)

(Dollars in millions)	2010	2009	Change

Revenues
Analytical Technologies	$4,611.8	$4,153.9	11%
Laboratory Products and Services	6,693.0	6,426.6	4%
Eliminations	(516.1)	(470.8)	10%

Consolidated Revenues	$10,788.7	$10,109.7	7%

Segment Income
Analytical Technologies	$984.2	$837.3	18%
Laboratory Products and Services	931.8	877.6	6%

Subtotal Reportable Segments	1,916.0	1,714.9	12%

Cost of Revenues Charges	(16.0)	(6.7)
Selling, General and Administrative Charges, Net	(3.0)	(1.5)
Restructuring and Other Costs, Net	(60.4)	(60.8)
Amortization of Acquisition-related Intangible Assets	(571.7)	(597.0)

Consolidated Operating Income	$1,264.9	$1,048.9	21%

Reportable Segments Operating Income Margin	17.8%	17.0%

Consolidated Operating Income Margin	11.7%	10.4%

Income from the company’s reportable segments increased 12% to $1.92 billion in 2010 due primarily to profit on incremental sales and, to a lesser extent, productivity improvements including global sourcing and lower operating costs following restructuring actions. The company also refers to this measure as adjusted operating income.

   Analytical Technologies

(Dollars in millions)	2010	2009	Change

Revenues	$4,611.8	$4,153.9	11%

Operating Income Margin	21.3%	20.2%	1.1

Sales in the Analytical Technologies segment increased $458 million to $4.61 billion in 2010. The unfavorable effects of currency translation resulted in a decrease in revenue of $21 million in 2010. Sales increased $232 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $247 million (6%) primarily due to increased demand including higher stimulus-funded spending by customers, particularly in the first quarter. Demand in industrial markets for environmental and process control equipment improved in 2010. Demand was also strong for mass spectrometry instruments, bioscience offerings and clinical diagnostic consumables.

Operating income margin was 21.3% in 2010 and 20.2% in 2009. The increase resulted from profit on incremental sales and, to a lesser extent, productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (continued)

   Laboratory Products and Services

(Dollars in millions)	2010	2009	Change

Revenues	$6,693.0	$6,426.6	4%

Operating Income Margin	13.9%	13.7%	0.2

Sales in the Laboratory Products and Services segment increased $266 million to $6.69 billion in 2010. The unfavorable effects of currency translation resulted in a nominal decrease in revenues in 2010. Sales increased $34 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $232 million (4%) primarily due to stronger demand and, to a lesser extent, increased prices. Demand for laboratory equipment, which had been particularly weak in 2009, and consumables improved in 2010. The increase in revenues was offset in part by a $102 million, net reduction in sales due to termination and transition of a supply contract discussed below and, to a lesser extent, lower revenues associated with flu due to milder flu conditions in 2010.

In November 2009, a significant supplier of the company’s healthcare market channel notified the company that it intended to cease an existing supply arrangement in mid-2010. The company believes this was in part a response to the company’s strategic decision to expand its product offerings to provide its customers with a broader menu of diagnostic solutions. The company has signed an agreement with an alternative supplier of laboratory products and has begun selling these and other products from the new supplier offsetting a portion of the drop in revenue. As a result of these events, sales were unfavorably affected by $102 million, net, in 2010 compared with 2009. The company expects that cessation of the supply contract will continue to unfavorably affect revenue growth by approximately $55 million in the first half of 2011.

Operating income margin increased to 13.9% in 2010 from 13.7% in 2009, primarily due to profit on incremental sales and, to a lesser extent, productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions, offset in part by strategic investments including expansion of sales and marketing staff in the Asia/Pacific region and information technology initiatives in Europe.

Other Expense, Net

The company reported other expense, net, of $100 million and $122 million in 2010 and 2009, respectively (Note 4). Interest expense decreased to $85 million from $118 million in 2009 primarily as a result of lower interest rates on variable rate debt following refinancings completed in late 2009 and the first half of 2010. In 2010 and 2009, other expense, net, includes losses on the early extinguishment of debt of $17 million and $15 million, respectively (Note 9) and in 2010, $8 million of fees associated with short-term financing commitments for the pending Dionex acquisition.

Provision for Income Taxes

The company’s effective tax rates were 11.3% and 8.2% in 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. The tax provision in 2010 was favorably affected by $17.4 million or 1.5 percentage points resulting primarily from the resolution of tax audits and the impact on deferred tax balances of changes in tax rates. The company expects its effective tax rate in 2011 will be between 15.5% and 17.5% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax provision in 2009 was favorably affected by $5.5 million or 0.6 percentage points resulting from the reversal of a tax reserve established at acquisition and the impact on deferred tax balances of changes in tax rates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (continued)

In the third quarter of 2010, the U.S. Congress enacted legislation that the company expects will reduce the amount of foreign tax credits available to the company beginning in 2011. While complete detailed regulations have yet to be issued, the company is studying the possible effect of the legislation and has identified tax planning and mitigating actions it will undertake which are expected to offset the adverse impact on the company’s tax provision of a loss of foreign tax credits.

Contingent Liabilities

At the end of 2010, the company was contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome in one or more of the matters described under “Litigation and Related Contingencies” in Note 10 could materially affect the company’s financial position as well as its results of operations and cash flows.

Discontinued Operations

During 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple customer deliverables and for software-enabled products. The new rule pertaining to arrangements under which the company has multiple customer deliverables provides an alternative method for establishing the fair value of a deliverable when vendor specific objective evidence or third-party evidence is not available. The guidance requires the determination of the best estimate of selling price to separate deliverables and allows the allocation of the customer’s consideration using this relative selling price model. The new guidance pertaining to software-enabled products revised the existing software accounting guidance to exclude equipment where the software is more than incidental to the value of the product. Under the new standard, such equipment is accounted for under revenue recognition criteria applicable to tangible products instead of that applicable to software. The company adopted the rules prospectively on January 1, 2010. Adoption did not materially affect the company’s results of operations or financial position.

Effective January 1, 2010, the company adopted new accounting guidance pertaining to the consolidation assessment of variable interest entities. The new guidance requires the company to determine whether its variable interests in third party entities give the company a controlling financial interest in the entities. This amended guidance replaces the previous quantitative approach for identifying when enterprises should consolidate variable interest entities with a qualitative analysis, based on which enterprise has both (1) the power to direct the economic activities of a variable interest entity and (2) the obligation to absorb losses or receive benefits from the entity that could be significant to the variable interest entity. Adoption of this standard did not have an impact on the company’s results of operations or financial position.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (continued)

2009 Compared With 2008

Continuing Operations

			Total	Currency	Acquisitions/
(In millions)	2009	2008	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$4,153.9	$4,468.6	$(314.7)	$(92.2)	$43.8	$(266.3)
Laboratory Products and Services	6,426.6	6,455.2	(28.6)	(127.5)	121.4	(22.5)
Eliminations	(470.8)	(425.8)	(45.0)	8.6	(0.5)	(53.1)

Consolidated Revenues	$10,109.7	$10,498.0	$(388.3)	$(211.1)	$164.7	$(341.9)

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

In 2009, the company recorded restructuring and other costs, net, of $69 million, including $7 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $2 million of charges to selling, general and administrative expenses for transaction costs related to the acquisitions of Biolab and B.R.A.H.M.S. offset in part by a gain primarily for settlement of certain pre-merger Fisher product liability-related matters. The company incurred $62 million of cash costs, primarily for actions in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred a $2 million loss on an abandoned facility held for sale that was sold in July 2009 and a $3 million charge for pension termination benefits, offset by a $7 million gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher in 2006 (Note 14). In 2008, the company recorded restructuring and other costs, net, of $37 million, including $2 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $38 million of cash costs primarily for severance to reduce headcount at several businesses in response to economic uncertainty and a decline in financial markets and for abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded a $7 million charge for the impairment of acquisition-related intangible assets associated with a small business unit acquired as part of Fisher, a $5 million loss from a litigation-related matter assumed as part of the merger with Fisher, a $3 million net loss on the sale of businesses and a $3 million charge for in-process research and development at an acquired business. These charges were offset by a $19 million gain on the curtailment of part of a pension plan in the U.S.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (continued)

Segment Results

(Dollars in millions)	2009	2008	Change

Revenues
Analytical Technologies	$4,153.9	$4,468.6	(7)%
Laboratory Products and Services	6,426.6	6,455.2	(0)%
Eliminations	(470.8)	(425.8)	11%

Consolidated Revenues	$10,109.7	$10,498.0	(4)%

Segment Income
Analytical Technologies	$837.3	$955.3	(12)%
Laboratory Products and Services	877.6	913.8	(4)%

Subtotal Reportable Segments	1,714.9	1,869.1	(8)%

Cost of Revenues Charges	(6.7)	(1.5)
Selling, General and Administrative Costs, Net	(1.5)	—
Restructuring and Other Costs, Net	(60.8)	(35.4)
Amortization of Acquisition-related Intangible Assets	(597.0)	(602.8)

Consolidated Operating Income	$1,048.9	$1,229.4	(15)%

Reportable Segments Operating Income Margin	17.0%	17.8%

Consolidated Operating Income Margin	10.4%	11.7%

Income from the company’s reportable segments decreased 8% to $1.71 billion in 2009 due primarily to lower profitability at existing businesses, resulting from decreased revenues offset in part by price increases and productivity improvements including global sourcing and lower operating costs following restructuring actions.

   Analytical Technologies

(Dollars in millions)	2009	2008	Change

Revenues	$4,153.9	$4,468.6	(7)%

Operating Income Margin	20.2%	21.4%	(1.2)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (continued)

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

Provision for Income Taxes

The company’s effective tax rates were 8.2% and 13.5% in 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to reduced earnings in higher tax jurisdictions. The tax provision in 2009 was favorably affected by $5.5 million or 0.6 percentage points resulting from the reversal of a tax reserve established at acquisition and the impact on deferred tax balances of changes in tax rates. The tax provision in 2008 was favorably affected by $28 million or 2.5 percentage points resulting from the impact on deferred tax balances of changes in tax rates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (continued)

Discontinued Operations

During 2008, the company recorded additional proceeds and the reversal of a reserve on a note receivable related to a business divested in 2003, resulting in an after-tax gain of $6 million. The note was collected in July 2008.

Liquidity and Capital Resources

Consolidated working capital was $2.43 billion at December 31, 2010, compared with $2.89 billion at December 31, 2009. Included in working capital were cash, cash equivalents and short-term investments of $0.93 billion at December 31, 2010 and $1.57 billion at December 31, 2009. The decreases resulted primarily from cash used for repurchases of company common stock and acquisitions, as discussed below.

2010

Cash provided by operating activities was $1.50 billion during 2010. Increases in accounts receivable and inventories used cash of $90 million and $28 million, respectively, primarily to support growth in sales. Increases in other assets used cash of $81 million primarily due to the timing of value added tax (VAT) refunds and prepaid expenses. Cash payments for income taxes totaled $370 million in 2010, compared with $330 million in 2009 due to an increase in taxable income. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $48 million during 2010.

During 2010, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $606 million for acquisitions and $266 million for purchases of property, plant and equipment. In December 2010, the company entered an agreement to acquire Dionex Corporation for $2.1 billion in cash. Completion of the acquisition is subject to a majority of the outstanding shares of Dionex having been tendered and certain regulatory approvals. In February 2011, the company entered separate agreements to sell both its Athena Diagnostics and Lancaster Laboratories businesses for aggregate consideration of $940 million in cash. The transactions are subject to regulatory approvals and other closing conditions.

The company’s financing activities used $1.30 billion of cash during 2010, principally for the extinguishment of debt and repurchase of $1.01 billion of the company’s common stock, offset in part by the net proceeds from the issuance of long-term debt of $741 million. The company used the net proceeds from the issuance of debt and existing cash balances to convert all of the $326 million principal outstanding on its Floating Rate Convertible Debentures due 2033 for a total cash outlay of $573 million and to redeem all of its $500 million principal outstanding 6 1/8% Senior Subordinated Notes at a redemption price of $1,030.63 per $1,000 principal amount for a total cash outlay of $515 million (Note 9). The company’s financing activities also included $77 million of proceeds of employee stock option exercises. On April 19, 2010, the Board of Directors authorized the repurchase of up to $750 million of the company’s common stock through April 19, 2011. On September 8, 2010, the Board of Directors authorized the repurchase of up to an additional $750 million of the company’s common stock through September 8, 2011. At December 31, 2010, $487.5 million was available for future repurchases of the company’s common stock under these authorizations. On February 23, 2011, the Board of Directors authorized the repurchase of up to an additional $750 million of the company's common stock through February 22, 2012.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2011, such expenditures will approximate $285 to $310 million.

As of December 31, 2010, the company’s outstanding debt totaled $2.14 billion, of which approximately $0.33 billion is convertible debt, at a conversion price of $40.20 per share. Upon an investor’s election to convert, the company is required to pay the principal portion of these debentures in cash, and the balance of the conversion value in either cash or stock, at the company's election. For any holders electing to convert in the next 12 months or electing to put the debt to the company at the first date on which this is permitted (March 2011), the company intends to draw on its revolving credit facility to fund any principal payments in excess of $100 million which has been classified as a current liability in the accompanying balance sheet. The facility is an unsecured revolving credit agreement expiring in 2012 with available capacity of $952 million at December 31, 2010.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources (continued)

In December 2010, the company obtained short-term financing commitments from two investment banking firms to fund $1.5 billion of the purchase price of Dionex. However, in February 2011, the company issued $2.2 billion of senior notes with maturities of 3 – 10 years, primarily to fund the purchase of Dionex, and subsequently terminated the short-term financing commitment. If the company does not consummate the Dionex acquisition by September 30, 2011, the company will be required to redeem these notes in whole at a redemption price of 101% of the aggregate principal, plus accrued and unpaid interest.

The company believes that its existing cash and short-term investments of $926 million as of December 31, 2010, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources (continued)

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

Off-Balance Sheet Arrangements

The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2008 - 2010 except for letters of credit, bank guarantees, surety bonds and other guarantees disclosed in the table below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $3.9 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold. The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources (continued)

Contractual Obligations and Other Commercial Commitments

The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2010.

	Payments due by Period or Expiration of Commitment
(In millions)	2011	2012 and 2013	2014 and 2015	2016 and Thereafter	Total

Contractual Obligations and Other Commercial Commitments
Debt principal, including short-term debt (a)	$104.9	$355.9	$1,110.4	$530.9	$2,102.1
Interest (b)	48.6	94.5	77.1	148.4	368.6
Capital lease obligations	0.8	0.6	0.1	—	1.5
Operating lease obligations	103.9	144.1	80.9	68.6	397.5
Unconditional purchase obligations (c)	197.9	13.1	—	—	211.0
Letters of credit and bank guarantees	68.4	7.7	0.1	20.2	96.4
Surety bonds and other guarantees	36.5	10.2	—	—	46.7
Pension obligations on balance sheet	24.0	53.2	59.7	109.6	246.5
Asset retirement obligations	4.0	4.9	2.3	11.4	22.6
Acquisition-related contingent consideration accrued on balance sheet	27.5	1.2	—	—	28.7
Other (d)	6.2	—	—	—	6.2

	$622.7	$685.4	$1,330.6	$889.1	$3,527.8

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.
(b)	For the purpose of this calculation, amounts assume interest rates on floating rate obligations remain unchanged from levels at December 31, 2010, throughout the life of the obligation.
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

Reserves for unrecognized tax benefits of $62 million have not been included in the above table due to the inability to predict the timing of tax audit resolutions.

In December 2010, the company entered into an agreement to acquire Dionex Corporation for $2.1 billion in cash. Completion of the acquisition is subject to a majority of the outstanding shares of Dionex having been tendered and certain regulatory approvals.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources (continued)

The company has no material commitments for purchases of property, plant and equipment but expects that for 2011, such expenditures for its existing business will approximate $285 to $310 million.

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

The company is exposed to market risk from changes in interest rates, currency exchange rates, commodity prices and equity prices, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. Additionally, the company uses short-term forward and option contracts primarily to hedge certain operational and balance sheet exposures resulting from changes in currency exchange rates or commodity prices. Such exposures result from purchases, sales and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations or commodity price movement. The company engages in limited hedging activities primarily to protect the company’s cash flows related to these commitments from fluctuations in currency exchange rates and from volatility in commodity prices. The currency-exchange contracts principally hedge transactions denominated in Euros, British pounds sterling, Chinese yuan, Japanese yen, Australian dollars, Indian rupees, Canadian dollars and Chilean pesos. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.

Interest Rates

The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2010, the company’s debt portfolio was comprised of a combination of fixed and floating rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2010 was $2.29 billion. Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2010 would increase by approximately $77 million.

In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. A 100-basis-point increase in interest rates at December 31, 2010, would increase the company’s annual pre-tax interest expense by approximately $12 million.

Currency Exchange Rates

The company views its investment in international subsidiaries with a functional currency other than the company’s reporting currency as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in Euros, British pounds sterling, Canadian dollars, Swedish kronor, and Swiss francs. The effect of a change in currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. A 10% depreciation in year-end 2010 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $441 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (continued)

The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% appreciation in year-end 2010 non-functional currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $41 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2010 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $12 million on the company’s net income.

Equity Prices

The company’s convertible obligations are sensitive to fluctuations in the price of the company’s common stock. Changes in equity prices would result in changes in the fair value of the company’s convertible obligations due to the difference between the current market price and the market price at the date of purchase or issuance of the financial instrument. A 10% increase in year-end 2010 market equity prices would increase the fair value of the company’s convertible obligations by $45 million.

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

Item 9A.         Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based on this evaluation, the company’s chief executive officer and chief financial officer concluded that, as of December 31, 2010, the company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 9A.         Controls and Procedures (continued)

Management’s Annual Report on Internal Control Over Financial Reporting

The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2010 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2010, the company’s internal control over financial reporting was effective.

            The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2010, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

Item 9B.         Other Information

Not applicable.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2011 Definitive Proxy Statement) and is incorporated in this report by reference.

The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.

The other information required by this Item will be contained in our 2011 Definitive Proxy Statement and is incorporated in this report by reference.

Item 11.          Executive Compensation

The information required by this Item will be contained in our 2011 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our 2011 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our 2011 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in our 2011 Definitive Proxy Statement and is incorporated in this report by reference.

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

              See the Exhibit Index on page 58.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2011	THERMO FISHER SCIENTIFIC INC.

By: /s/ Marc N. Casper
Marc N. Casper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 24, 2011.

Signature	Title

By: /s/ Marc N. Casper Marc N. Casper	President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Jim P. Manzi Jim P. Manzi	Chairman of the Board and Director

By: /s/ Peter M. Wilver Peter M. Wilver	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ Peter E. Hornstra Peter E. Hornstra	Vice President and Chief Accounting Officer (Principal Accounting Officer)

By: /s/ Nelson J. Chai Nelson J. Chai	Director

By: /s/ Tyler E. Jacks Tyler E. Jacks	Director

By: /s/ Judy C. Lewent Judy C. Lewent	Director

By: /s/ Thomas J. Lynch Thomas J. Lynch	Director

By: /s/ Peter J. Manning Peter J. Manning	Director

By: /s/ William G. Parrett William G. Parrett	Director

By: /s/ Michael E. Porter Michael E. Porter	Director

By: /s/ Scott M. Sperling Scott M. Sperling	Director

By: /s/ Elaine S. Ullian Elaine S. Ullian	Director

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of December 12, 2010, among Thermo Fisher Scientific Inc., Weston D Merger Co., and Dionex Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2010 [File No. 1-8002] and incorporated in this document by reference).

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

The Registrant agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission, upon request, a copy of each instrument with respect to long-term debt of the Registrant or its consolidated subsidiaries.

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

10.7
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).*

10.8
Form of Executive Change in Control Retention Agreement for Officers dated May 15, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.9
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

10.11
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under certain of the Registrant’s equity incentive plans to officers and directors of the Registrant (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 2, 2005 [File No. 1-8002] and incorporated in this document by reference).*

10.12
Form of Thermo Electron Corporation Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s 2005 Stock Incentive Plan to officers and directors (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May  23, 2005 [File No. 1-8002] and incorporated in this document by reference).*

10.13
Form of Thermo Fisher Scientific Inc. Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans, as amended and restated on November 9, 2006 to officers and directors of the Registrant (other than Marc Casper) (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.14
Stock Option Agreement dated November 9, 2006 with Marc Casper (filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.15
Form of Thermo Fisher Scientific Inc.’s 2006 Restricted Stock Agreement for use in connection with the grant of restricted stock under the Registrant’s 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 to officers of the Registrant (other than Marc Casper) (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.16
Summary of Thermo Fisher Scientific Inc. Annual Director Compensation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.17
Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.18
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended for awards granted on or after November 9, 2006 (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.19
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).*

10.20
Summary of 2010 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] under the heading “Annual Cash Incentive Plans – Establishment of Criteria for 2010 Bonus” and incorporated in this document by reference).*

10.21
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.22
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [File No. 1-10920] and incorporated in this document by reference).*

10.23
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.24
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.25
Fisher Scientific International Inc. 2001 Equity and Incentive Plan, effective as of May 16, 2001 (filed as Annex I to Fisher Scientific International Inc.’s definitive proxy statement filed April 12, 2001 [File No. 1-10920] and incorporated in this document by reference).*

10.26
Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2001 Equity and Incentive Plan) (filed as Exhibit 10.1 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004 [File No. 1-10920] and incorporated in this document by reference).*

10.27
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005 (filed as Exhibit A to Fisher Scientific International Inc.’s definitive proxy statement filed April 4, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.28
Form of 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed June 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.29
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.30
Description of Amendments to certain Stock Option Plans made in February 2008 (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.31
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. Directors Stock Option Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.32
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.33
Amendment dated February 27, 2008 to Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.34
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2001 Equity Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.35
Form of Thermo Fisher Scientific Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans to directors of the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.36
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.37
Stock Option Agreement dated May 15, 2008 between the Registrant and Marc Casper (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.38
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

10.39
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

10.41
Form of Thermo Fisher Scientific Inc.’s February 2009 Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.42
Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.43
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.44
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.45
Time-Based Restricted Stock Unit Agreement between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.46
Performance-Based Restricted Stock Unit Agreement between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.47
2009 Restatement of Executive Severance Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.48
Executive Change In Control Retention Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.49
Noncompetition Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.50
Amendment No. 1 to Executive Severance Policy, dated February 25, 2010 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.51
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February 25, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.52
Form of Thermo Fisher Scientific Inc.’s March 2010 Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.53
Form of Thermo Fisher Scientific Inc.’s March 2010 Performance Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.54	Amendment No. 2 to Executive Severance Policy, dated November 10, 2010.*

10.55	Amendment No. 2 to 2009 Restatement of Executive Severance Agreement, dated November 10, 2010, between the Registrant and Marc N. Casper.*

10.56	Amendment No. 1 to Executive Change In Control Retention Agreement, dated November 10, 2010, between Marc N. Casper and the Registrant.*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.57	Amendment to 2008 Stock Incentive Plan dated November 10, 2010.*

10.58
Form of Thermo Fisher Scientific Inc.’s February 2011 Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 24, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.59
Form of Thermo Fisher Scientific Inc.’s February 2011 Stock Option Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.60
Summary of 2011 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed February 24, 2011 [File No. 1-8002] under the heading “Annual Cash Incentive Plans – Establishment of Criteria for 2011 Bonus” and incorporated in this document by reference).*

10.61	Stock Option Agreement, between Marc Casper and the Registrant, dated February 23, 2011 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 24, 2011 [File No. 1-8002] and incorporated in this document by reference).*

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets at December 31, 2010, and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statement of Comprehensive Income and Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008 and (v) Notes to Consolidated Financial Statements.

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

Schedule II – Valuation and Qualifying Accounts	F-64

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of Thermo Fisher Scientific Inc.’s Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2011

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In millions except per share amounts)	2010	2009	2008

Revenues
Product revenues	$9,135.2	$8,523.7	$8,838.8
Service revenues	1,653.5	1,586.0	1,659.2

	10,788.7	10,109.7	10,498.0

Costs and Operating Expenses:
Cost of product revenues	5,393.6	5,157.9	5,299.6
Cost of service revenues	956.4	927.1	992.2
Selling, general and administrative expenses	2,826.2	2,668.9	2,692.3
Research and development expenses	287.2	246.1	249.1
Restructuring and other costs, net	60.4	60.8	35.4

	9,523.8	9,060.8	9,268.6

Operating Income	1,264.9	1,048.9	1,229.4
Other Expense, Net	(100.3)	(121.8)	(101.4)

Income from Continuing Operations Before Provision for Income Taxes	1,164.6	927.1	1,128.0
Provision for Income Taxes	(131.5)	(75.8)	(152.6)

Income from Continuing Operations	1,033.1	851.3	975.4
Gain (Loss) on Disposal of Discontinued Operations, Net (net of income tax provision of $1.5 and $3.5 in 2010 and 2008, respectively, and income tax benefit of $0.6 in 2009)	2.5	(1.0)	5.5

Net Income	$1,035.6	$850.3	$980.9

Earnings per Share from Continuing Operations
Basic	$2.56	$2.06	$2.33
Diluted	$2.52	$2.01	$2.24

Earnings per Share
Basic	$2.57	$2.06	$2.34
Diluted	$2.53	$2.01	$2.25

Weighted Average Shares
Basic	403.3	412.4	418.2
Diluted	409.4	422.8	434.7

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(In millions)	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$917.1	$1,564.1
Short-term investments, at quoted market value	8.9	7.1
Accounts receivable, less allowances of $39.9 and $47.2	1,516.8	1,409.6
Inventories	1,175.1	1,131.4
Deferred tax assets	198.4	160.0
Other current assets	318.7	258.7

	4,135.0	4,530.9

Property, Plant and Equipment, at Cost, Net	1,408.6	1,333.4

Acquisition-related Intangible Assets, Net	6,041.1	6,337.0

Other Assets	494.1	440.8

Goodwill	9,270.6	8,982.9

	$21,349.4	$21,625.0

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)

	December 31,
(In millions except share amounts)	2010	2009

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$105.8	$117.5
Accounts payable	551.0	533.6
Accrued payroll and employee benefits	311.1	286.0
Accrued income taxes	59.2	28.4
Deferred revenue	158.3	139.8
Other accrued expenses	524.4	534.0

	1,709.8	1,639.3

Deferred Income Taxes	1,684.4	1,933.8

Other Long-term Liabilities	562.9	555.1

Long-term Obligations	2,031.3	2,064.0

Commitments and Contingencies (Note 10)

Incremental Convertible Debt Obligation	—	1.9

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 401,779,152 and 423,875,260 shares issued	401.8	423.9
Capital in excess of par value	10,019.7	11,140.7
Retained earnings	5,386.4	4,350.8
Treasury stock at cost, 10,409,268 and 14,564,637 shares	(490.5)	(576.5)
Accumulated other comprehensive items	43.6	92.0

	15,361.0	15,430.9

	$21,349.4	$21,625.0

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In millions)	2010	2009	2008

Operating Activities
Net Income	$1,035.6	$850.3	$980.9
Loss (gain) on disposal of discontinued operations	(2.5)	1.0	(5.5)

Income from continuing operations	1,033.1	851.3	975.4

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	770.0	787.3	792.7
Change in deferred income taxes	(272.4)	(248.6)	(131.4)
Non-cash stock-based compensation	83.1	68.1	57.1
Non-cash interest expense on convertible debt	9.1	22.5	21.6
Non-cash charges for sale of inventories revalued at the date of acquisition	11.4	3.7	1.0
Tax benefits from stock-based compensation awards	(12.8)	(2.6)	(25.4)
Other non-cash expenses, net	63.9	63.8	48.5
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(89.5)	127.3	(50.9)
Inventories	(27.9)	108.2	(49.6)
Other assets	(81.3)	(18.4)	(40.6)
Accounts payable	2.5	(44.9)	(123.9)
Other liabilities	33.7	(16.3)	(32.0)
Contributions to retirement plans	(24.4)	(41.1)	(20.7)

Net cash provided by continuing operations	1,498.5	1,660.3	1,421.8
Net cash used in discontinued operations	(0.7)	(1.1)	(1.6)

Net cash provided by operating activities	1,497.8	1,659.2	1,420.2

Investing Activities
Acquisitions, net of cash acquired	(606.2)	(637.3)	(201.5)
Purchase of property, plant and equipment	(265.5)	(207.5)	(264.4)
Proceeds from sale of property, plant and equipment	10.2	13.4	15.4
Proceeds from sale of businesses, net of cash divested	—	4.4	3.5
Other investing activities, net	(1.5)	(2.5)	(10.9)

Net cash used in continuing operations	(863.0)	(829.5)	(457.9)
Net cash provided by discontinued operations	4.1	—	7.9

Net cash used in investing activities	$(858.9)	$(829.5)	$(450.0)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended December 31,
(In millions)	2010	2009	2008

Financing Activities
Net proceeds from issuance of long-term debt	$741.4	$748.2	$—
Settlement of convertible debt	(600.8)	(615.5)	(4.7)
Redemption and repayment of long-term obligations	(505.4)	(311.5)	(131.4)
Purchases of company common stock	(1,012.5)	(414.6)	(187.4)
Net proceeds from issuance of company common stock	77.3	54.4	85.1
Tax benefits from stock-based compensation awards	12.8	2.6	25.4
Decrease in short-term notes payable	(7.9)	(21.1)	(15.4)

Net cash used in financing activities	(1,295.1)	(557.5)	(228.4)

Exchange Rate Effect on Cash of Continuing Operations	9.2	11.4	(86.4)

Increase (Decrease) in Cash and Cash Equivalents	(647.0)	283.6	655.4
Cash and Cash Equivalents at Beginning of Year	1,564.1	1,280.5	625.1

Cash and Cash Equivalents at End of Year	$917.1	$1,564.1	$1,280.5

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY

	Year Ended December 31,
(In millions except share amounts)	2010	2009	2008

Comprehensive Income
Net Income	$1,035.6	$850.3	$980.9

Other Comprehensive Items:
Currency translation adjustment	(27.2)	198.8	(431.6)
Unrealized gains (losses) on available-for-sale investments (net of tax provision of $0.5, $0.9 and $0.3)	1.0	2.2	(1.3)
Unrealized gains on hedging instruments (net of tax provision of $0.1, $0.1 and $0.2)	0.2	0.2	0.2
Pension and other postretirement benefit liability adjustments (net of tax benefit of $9.7 and $63.6 in 2010 and 2008, respectively, and tax provision of $20.9 in 2009)	(22.4)	36.6	(101.5)

	(48.4)	237.8	(534.2)

	$987.2	$1,088.1	$446.7

Shareholders' Equity
Common Stock, $1 Par Value:
Balance at beginning of year (423,875,260; 421,791,009 and 439,340,851 shares)	$423.9	$421.8	$439.3
Issuance of shares for conversion of debt (74,089 shares)	—	—	0.1
Retirement of treasury shares (25,000,000 and 25,000,000 shares)	(25.0)	—	(25.0)
Issuance of shares upon exercise of warrants (3,307,170 shares)	—	—	3.3
Issuance of shares under employees' and directors' stock plans (2,903,892; 2,084,251 and 4,068,899 shares)	2.9	2.1	4.1

Balance at end of year (401,779,152; 423,875,260 and 421,791,009 shares)	401.8	423.9	421.8

Capital in Excess of Par Value:
Balance at beginning of year	11,140.7	11,301.3	12,273.6
Settlement of convertible debt	(216.1)	(312.8)	(0.2)
Retirement of treasury shares	(1,081.3)	—	(1,193.2)
Issuance of shares upon exercise of warrants	—	—	12.7
Activity under employees' and directors' stock plans	80.5	63.4	88.2
Stock-based compensation	83.1	68.1	57.1
Tax benefit related to employees' and directors' stock plans	10.9	(1.6)	25.1
Reclassification from temporary equity	1.9	22.3	38.0

Balance at end of year	$10,019.7	$11,140.7	$11,301.3

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY (Continued)

	Year Ended December 31,
(In millions except share amounts)	2010	2009	2008

Retained Earnings
Balance at beginning of year	$4,350.8	$3,500.5	$2,519.6
Net Income	1,035.6	850.3	980.9

Balance at end of year	5,386.4	4,350.8	3,500.5

Treasury Stock:
Balance at beginning of year (14,564,637; 3,825,245 and 24,102,880 shares)	(576.5)	(151.3)	(1,157.3)
Purchases of company common stock (20,687,916; 10,463,757 and 4,273,950 shares)	(1,012.5)	(414.6)	(187.4)
Retirement of treasury shares (25,000,000 and 25,000,000 shares)	1,106.3	—	1,218.2
Shares received for exercise of warrants (280,540 shares)	—	—	(16.0)
Activity under employees' and directors' stock plans (156,715; 275,635 and 167,875 shares)	(7.8)	(10.6)	(8.8)

Balance at end of year (10,409,268; 14,564,637 and 3,825,245 shares)	(490.5)	(576.5)	(151.3)

Accumulated Other Comprehensive Items:
Balance at beginning of year	92.0	(145.8)	388.4
Other comprehensive items	(48.4)	237.8	(534.2)

Balance at end of year	43.6	92.0	(145.8)

	$15,361.0	$15,430.9	$14,926.5

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

Revenue Recognition and Accounts Receivable

Revenue is recognized after all significant obligations have been met, collectability is probable and title has passed, which typically occurs upon shipment or delivery or completion of services. If customer-specific acceptance criteria exist, the company recognizes revenue after demonstrating adherence to the acceptance criteria. The company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value. When a portion of the customer’s payment is not due until installation or other deliverable occurs, the company defers that portion of the revenue until completion of installation or transfer of the deliverable. Provisions for discounts, warranties, rebates to customers, returns and other adjustments are provided for in the period the related sales are recorded.

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

            Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2010 balance sheet will be recognized within one year.

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

(In millions)

Balance at December 31, 2008	$44.1
Provision charged to income	38.9
Usage	(40.6)
Adjustments to previously provided warranties, net	1.9
Other, net	0.9

Balance at December 31, 2009	45.2
Provision charged to income	40.8
Usage	(42.7)
Adjustments to previously provided warranties, net	(1.5)
Other, net	(0.1)

Balance at December 31, 2010	$41.7

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

Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share has been computed using the treasury stock method for the convertible obligations and the exercise of stock options, as well as their related income tax effects (Note 8).

Cash and Cash Equivalents

Cash equivalents consists principally of money market funds, commercial paper and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Investments

The company’s marketable equity and debt securities that are part of its cash management activities are considered short-term investments in the accompanying balance sheet. Such securities principally represent available-for-sale investments. In addition, the company owns marketable equity securities that represent less than 20% ownership and for which the company does not have the ability to exert significant influence. Such investments are also considered available-for-sale. All available-for-sale securities are carried at fair market value, with the difference between cost and fair market value, net of related tax effects, recorded in the “Accumulated other comprehensive items” component of shareholders’ equity (Notes 11 and 12). Decreases in fair market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment, and the company assesses the need to write down the carrying amount of the investments to fair market value through other expense, net, in the accompanying statement of income (Note 4). Should a decrease in the fair market value of debt securities be deemed attributable to non-credit loss conditions, however, no impairment is recorded in the statement of income if the company has the ability and intent to hold the investment to maturity.

Other investments for which there are not readily determinable market values are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2010 and 2009, the company had cost method investments with carrying amounts of $10.6 million and $10.4 million, respectively, which are included in other assets.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

	December 31,
(In millions)	2010	2009

Raw Materials	$283.5	$262.8
Work in Process	108.7	115.5
Finished Goods	782.9	753.1

	$1,175.1	$1,131.4

The value of inventories maintained using the LIFO method was $152.3 million and $164.1 million at December 31, 2010 and 2009, respectively, which was below estimated replacement cost by $18.9 million and $17.4 million, respectively. The company recorded a reduction in cost of revenues as a result of the liquidation of LIFO inventories of $0.9 million, $1.4 million and $0.2 million in 2010, 2009 and 2008, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 25 to 40 years; machinery and equipment, 3 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the accompanying statement of income. Property, plant and equipment consists of the following:

	December 31,
(In millions)	2010	2009

Land	$144.3	$146.2
Buildings and Improvements	695.1	674.6
Machinery, Equipment and Leasehold Improvements	1,436.5	1,251.0

	2,275.9	2,071.8
Less: Accumulated Depreciation and Amortization	867.3	738.4

	$1,408.6	$1,333.4

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $198.3 million, $190.3 million and $189.9 million in 2010, 2009 and 2008, respectively.

Acquisition-related Intangible Assets

Acquisition-related intangible assets include the costs of acquired product technology, patents, tradenames and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 20 years. In addition, the company has tradenames and in-process research and development that have indefinite lives and which are not amortized. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate they may be impaired. Acquisition-related intangible assets are as follows:

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

		Accumulated
(In millions)	Gross	Amortization	Net

2010
Definite Lives:
Customer relationships	$5,286.5	$(1,766.7)	$3,519.8
Product technology	1,322.6	(570.2)	752.4
Tradenames	676.2	(242.2)	434.0
Patents	19.7	(17.9)	1.8
Other	14.0	(12.2)	1.8

	7,319.0	(2,609.2)	4,709.8
Indefinite Lives:
Tradenames	1,326.9	—	1,326.9
In-process research and development	4.4	—	4.4

	$8,650.3	$(2,609.2)	$6,041.1
2009
Definite Lives:
Customer relationships	$5,117.8	$(1,381.6)	$3,736.2
Product technology	1,217.2	(452.2)	765.0
Tradenames	715.6	(211.7)	503.9
Patents	20.3	(17.7)	2.6
Other	13.3	(10.9)	2.4

	7,084.2	(2,074.1)	5,010.1
Indefinite Lives:
Tradenames	1,326.9	—	1,326.9

	$8,411.1	$(2,074.1)	$6,337.0

            The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2011	$549.9
2012	540.4
2013	533.4
2014	501.0
2015	484.6
2016 and thereafter	2,100.5

$4,709.8

Amortization of acquisition-related intangible assets was $571.7 million, $597.0 million and $602.8 million in 2010, 2009 and 2008, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Other Assets

Other assets in the accompanying balance sheet include deferred tax assets, insurance recovery receivables related to product liability matters, notes receivable, fair value adjustments related to interest rate swap agreements, cash surrender value of life insurance, deferred debt expense, capitalized catalog costs, cost-method investments, investments in joint ventures and other assets.

The company owns 49% - 50% interests in two joint ventures and records its pro rata share of the joint ventures’ results in other expense, net, in the accompanying statement of income, using the equity method of accounting. The joint ventures were formed to combine the company’s capabilities with those of businesses contributed by the respective joint venture partners in the fields of integrated response technology services and disposable laboratory glass products. The results of the joint ventures were not material for any period presented. The company made purchases of products for resale from the glass products joint venture totaling $44.0 million, $45.1 million and $47.2 million in 2010, 2009 and 2008, respectively.

Goodwill

The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. When an impairment is indicated, any excess of carrying value over the implied fair value of goodwill is recorded as an operating loss. The company completed annual tests for impairment at December 31, 2010 and 2009, and determined that goodwill was not impaired.

            The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Total

Balance at December 31, 2008	$3,186.4	$5,491.3	$8,677.7
Acquisitions	202.7	67.0	269.7
Finalization of purchase price allocations for 2008 acquisitions	(0.6)	3.4	2.8
Tax benefit from Fisher equity awards	(0.7)	(1.6)	(2.3)
Currency translation	19.4	21.0	40.4
Other	(7.4)	2.0	(5.4)

Balance at December 31, 2009	3,399.8	5,583.1	8,982.9
Acquisitions	308.8	5.0	313.8
Tax benefit from Fisher equity awards	(7.2)	(14.7)	(21.9)
Currency translation	(11.9)	6.8	(5.1)
Other	(7.4)	8.3	0.9

Balance at December 31, 2010	$3,682.1	$5,588.5	$9,270.6

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Asset Retirement Obligations

The company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as interest expense. At December 31, 2010 and 2009, the company had recorded asset retirement obligations of $22.6 million and $22.5 million, respectively.

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

Advertising

The company records advertising costs as expenses as incurred, except for certain direct-response advertising, which is capitalized and amortized on a straight-line basis over its expected period of future benefit, generally one to three years. The company has capitalized advertising costs of $3.7 million and $6.3 million at December 31, 2010 and 2009, respectively, included in other assets in the accompanying balance sheet. Direct-response advertising consists of external catalog production and mailing costs, and amortization begins on the date the catalogs are first mailed. Advertising expense, which includes amortization of capitalized direct-response advertising, as described above, was $27.3 million, $31.2 million and $35.1 million in 2010, 2009 and 2008, respectively. Included in advertising expense was catalog amortization of $6.8 million, $11.1 million and $13.1 million for 2010, 2009 and 2008, respectively.

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

The company uses short-term forward and option currency-exchange contracts primarily to hedge certain operational and balance sheet exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in Euros, British pounds sterling, Chinese yuan, Japanese yen, Australian dollars, Indian rupees, Canadian dollars and Chilean pesos. The company enters into these currency-exchange contracts to hedge anticipated product purchases and sales as well as assets and liabilities arising in the normal course of business, principally accounts receivable and intercompany loans. Accordingly, the hedges are not speculative in nature. As part of the company’s overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some business units hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using exchange contracts that have maturities of 12 months or less. The company has elected not to account for its forward-currency exchange contracts entered into for purposes other than anticipated purchases or sales as hedges. These derivatives are recorded at fair value in its balance sheet in other current assets or other accrued expenses with the changes in fair value reflected immediately in earnings (Note 12). As of December 31, 2010, the company had no outstanding foreign exchange contracts that were hedging anticipated purchases or sales. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2010, the company had no outstanding derivative contracts that were accounted for as cash flow hedges.

Fair value hedges. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. During 2009 and 2010, in connection with new debt issuances, the company entered into interest rate swap arrangements (Notes 9 and 12). The company includes the gain or loss on the hedged items (fixed-rate debt) in the same line item (interest expense) as the offsetting loss or gain on the related interest rate swaps.

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple customer deliverables and for software-enabled products. The new rule pertaining to arrangements under which the company has multiple customer deliverables provides an alternative method for establishing the fair value of a deliverable when vendor specific objective evidence or third-party evidence is not available. The guidance requires the determination of the best estimate of selling price to separate deliverables and allows the allocation of the customer’s consideration using this relative selling price model. The new guidance pertaining to software-enabled products revised the existing software accounting guidance to exclude equipment where the software is more than incidental to the value of the product. Under the new standard, such equipment is accounted for under revenue recognition criteria applicable to tangible products instead of that applicable to software. The company adopted the rules prospectively on January 1, 2010. Adoption did not materially affect the company’s results of operations or financial position.

Effective January 1, 2010, the company adopted new accounting guidance pertaining to the consolidation assessment of variable interest entities. The new guidance requires the company to determine whether its variable interests in third party entities give the company a controlling financial interest in the entities. This amended guidance replaces the previous quantitative approach for identifying when enterprises should consolidate variable interest entities with a qualitative analysis, based on which enterprise has both (1) the power to direct the economic activities of a variable interest entity and (2) the obligation to absorb losses or receive benefits from the entity that could be significant to the variable interest entity. Adoption of this standard did not have an impact on the company’s results of operations or financial position.

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

On December 13, 2010, the company and Dionex Corporation, a leading manufacturer and marketer of chromatography systems, announced that their Boards of Directors unanimously approved a transaction under which Thermo Fisher will acquire all of the outstanding shares of Dionex for $118.50 per share in cash, or a total purchase price of approximately $2.1 billion. Dionex, headquartered in Sunnyvale, California, is a global leader in the manufacturing and marketing of liquid chromatography and sample preparation systems, consumables, and software for chemical analysis. Dionex systems are used worldwide in environmental analysis and by the life sciences, chemical, petrochemical, food and beverage, power generation, and electronics industries. Their expertise in applications and instrumentation helps analytical scientists to evaluate and develop pharmaceuticals, establish environmental regulations, and produce better industrial products. The transaction is subject to a majority of the outstanding shares of Dionex having been tendered and certain regulatory approvals.

            Under the terms of the agreement, the company has commenced a tender offer to acquire all of the outstanding shares of Dionex common stock for $118.50 per share in cash.

2010 Acquisitions

In February 2010, the company’s Analytical Technologies segment acquired Ahura Scientific, Inc., a U.S.-based provider of handheld spectroscopy instruments that are used worldwide in the identification of chemicals for safety, security and pharmaceutical applications, for $147 million, net of cash acquired, plus up to $25 million of additional contingent consideration based upon the achievement of specified operating results in 2010, of which the company recorded $20 million as the fair value at the acquisition date and an additional $5 million as a charge to selling, general and administrative expense in December 2010. The acquisition expands the segment’s portfolio of portable analytical devices. Revenues of Ahura Scientific totaled $45 million in 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $110 million was allocated to goodwill, none of which is tax deductible.

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

In July 2010, the company’s Analytical Technologies segment acquired Fermentas International Inc., a manufacturer and global distributor of enzymes, reagents and kits for molecular and cellular biology research, with principal operations in Lithuania, for $260 million, net of cash acquired. The acquisition expands the company’s ability to provide complete workflows for genomics research. Fermentas reported revenues of approximately $55 million in 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $120 million was allocated to goodwill, none of which is tax deductible.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Acquisitions and Dispositions (continued)

In addition, in 2010, the Analytical Technologies segment acquired a developer of tunable diode-based spectroscopy systems; a provider of liquid chromatography and software solutions for proteomics analysis; a developer and manufacturer of miniature handheld near-infrared analyzers; a developer and manufacturer of low-frequency microwave moisture analyzers; a life sciences custom media developer; a developer and manufacturer of laboratory water purification systems, and an India-based distributor of scientific bulk elemental and other products. The company’s Laboratory Products and Services segment acquired an Australian-based provider of laboratory chemicals, consumables and instruments. The aggregate consideration for these acquisitions was $141 million plus up to $7 million of additional contingent consideration.

The company made contingent purchase price payments totaling $5 million in 2010, for acquisitions completed prior to 2010.

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

The company paid contingent purchase price obligations of $22 million in 2009 for several acquisitions completed prior to 2009.

2008 Acquisitions

In 2008, the company’s Analytical Technologies segment acquired the intellectual property of an immunohistochemistry control slide business; a manufacturer and distributor of analytical instruments serving the life sciences and environmental industries; a provider of RNAi, genomics and antibody tools used by life science researchers; a manufacturer and distributor of antibodies and reagents; a manufacturer of water analysis systems; a manufacturer of histology and anatomical pathology labeling and tracking products; and an iron testing reagent product line. The company’s Laboratory Products and Services segment acquired, in separate transactions, three distributors of laboratory equipment and consumables; a manufacturer of carbon fiber centrifuge rotors; a network of depots providing clinical trial packaging and distribution, and the intellectual property and other assets of a manufacturer of automated cell factory equipment. No individual acquisition exceeded $50 million in purchase price. Aggregate consideration paid in 2008 for the acquisitions of both segments was $192 million cash, net of cash acquired, plus $8 million of assumed debt, and up to $17 million of additional future payments based on the achievement of specified milestones and operating results, of which $6 million has been paid and an additional $5 million was earned and accrued, through an increase in goodwill, as of December 31, 2010. The company also paid purchase price obligations, transaction costs and post-closing purchase price adjustments aggregating $11 million in 2008, for several acquisitions completed prior to 2008.

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

The components of the purchase price allocations for 2010 acquisitions are as follows:

(In millions)	Ahura Scientific	Finnzymes	Fermentas	Other	Total

Purchase Price
Cash paid	$164.0	$59.0	$278.7	$145.5	$647.2
Debt assumed	0.6	—	3.6	1.1	5.3
Fair value of contingent consideration	19.6	—	—	3.9	23.5
Cash acquired	(17.8)	(0.7)	(21.9)	(5.3)	(45.7)

	$166.4	$58.3	$260.4	$145.2	$630.3

Allocation
Current assets	$22.3	$6.1	$19.9	$29.2	$77.5
Property, plant and equipment	3.3	3.4	9.6	4.1	20.4
Intangible assets:
Customer relationships	46.1	16.1	67.9	40.1	170.2
Product technology	30.4	18.6	73.5	24.7	147.2
In-process research and development	—	—	—	4.4	4.4
Tradenames and other	0.4	0.1	5.3	4.4	10.2
Goodwill	109.9	24.8	119.9	59.2	313.8
Other assets	0.1	2.0	3.0	7.4	12.5
Liabilities assumed	(46.1)	(12.8)	(38.7)	(28.3)	(125.9)

	$166.4	$58.3	$260.4	$145.2	$630.3

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Acquisitions and Dispositions (continued)

The weighted-average amortization periods for intangible assets acquired in 2010 are 10 years for customer relationships, 9 years for product technology and 10 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 9 years.

            The components of the purchase price allocations for 2009 acquisitions, as revised in 2010 for finalization of the purchase price allocations are as follows:

(In millions)	Biolab	B.R.A.H.M.S.	Other Analytical Technologies	Other Laboratory Products and Services	Total

Purchase Price
Cash paid	$132.9	$454.1	$28.5	$7.4	$622.9
Debt assumed	—	32.3	0.4	0.5	33.2
Fair value of contingent consideration	—	—	0.6	—	0.6
Cash acquired	(1.3)	(4.8)	(0.2)	—	(6.3)
Other	—	—	0.9	—	0.9

	$131.6	$481.6	$30.2	$7.9	$651.3

Allocation
Current assets	$38.2	$47.4	$3.7	$2.8	$92.1
Property, plant and equipment	3.3	32.9	0.7	0.1	37.0
Intangible assets:
Customer relationships	51.4	203.8	4.2	2.5	261.9
Product technology	0.9	135.2	6.9	—	143.0
Tradenames and other	1.3	9.4	0.2	—	10.9
Goodwill	62.3	183.4	19.3	4.7	269.7
Other assets	—	3.5	—	—	3.5
Liabilities assumed	(25.8)	(134.0)	(4.8)	(2.2)	(166.8)

	$131.6	$481.6	$30.2	$7.9	$651.3

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

            The components of the purchase price allocations for 2008 acquisitions, as revised in 2009 for finalization of the purchase price allocations and earned contingent purchase price payments where applicable, are as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Total

Purchase Price
Cash paid including transaction costs	$107.0	$91.9	$198.9
Debt assumed	0.1	8.1	8.2
Purchase price payable	2.0	3.1	5.1
Cash acquired	(1.5)	(1.9)	(3.4)

	$107.6	$101.2	$208.8

Allocation
Current assets	$12.7	$32.8	$45.5
Property, plant and equipment	3.4	15.3	18.7
Intangible assets:
Customer relationships	23.2	25.3	48.5
Product technology	25.7	6.3	32.0
Tradenames and other	5.1	2.9	8.0
Goodwill	54.0	46.0	100.0
Other assets	0.4	0.1	0.5
Liabilities assumed	(16.9)	(27.5)	(44.4)

	$107.6	$101.2	$208.8

The weighted-average amortization periods for intangible assets acquired in 2008 are 8 years for customer relationships, 7 years for product technology and 8 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 8 years.

The company’s results would not have been materially different from its reported results had the company’s acquisitions occurred at the beginning of 2008.

Dispositions

The company sold four small business units in 2009 and recorded gains aggregating $0.6 million, included in restructuring and other costs, net, in the accompanying statement of income. The net cash proceeds were $4.4 million. The company also sold a small business unit in 2008 for net cash proceeds of $4 million and recorded a loss of $3 million. Operating results of the businesses were not material.

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

Business Segment Information

(In millions)	2010	2009	2008

Revenues
Analytical Technologies	$4,611.8	$4,153.9	$4,468.6
Laboratory Products and Services	6,693.0	6,426.6	6,455.2
Eliminations	(516.1)	(470.8)	(425.8)

Consolidated revenues	10,788.7	10,109.7	10,498.0

Segment Income
Analytical Technologies (a)	984.2	837.3	955.3
Laboratory Products and Services (a)	931.8	877.6	913.8

Subtotal reportable segments (a)	1,916.0	1,714.9	1,869.1

Cost of revenues charges	(16.0)	(6.7)	(1.5)
Selling, general and administrative charges, net	(3.0)	(1.5)	—
Restructuring and other costs, net	(60.4)	(60.8)	(35.4)
Amortization of acquisition-related intangible assets	(571.7)	(597.0)	(602.8)

Consolidated operating income	1,264.9	1,048.9	1,229.4
Other expense, net (b)	(100.3)	(121.8)	(101.4)

Income from continuing operations before provision for income taxes	$1,164.6	$927.1	$1,128.0

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Business Segment and Geographical Information (continued)

(In millions)	2010	2009	2008

Total Assets
Analytical Technologies	$7,921.4	$7,590.7	$7,357.3
Laboratory Products and Services	12,308.2	12,381.9	12,522.8
Corporate/Other (c)	1,119.8	1,652.4	1,209.9

Consolidated total assets	$21,349.4	$21,625.0	$21,090.0

Depreciation
Analytical Technologies	$91.0	$86.9	$87.5
Laboratory Products and Services	107.3	103.4	102.4

Consolidated depreciation	$198.3	$190.3	$189.9

Capital Expenditures
Analytical Technologies	$85.4	$78.2	$105.2
Laboratory Products and Services	154.5	97.4	147.4
Corporate/Other	25.6	31.9	11.8

Consolidated capital expenditures	$265.5	$207.5	$264.4

Geographical Information

(In millions)	2010	2009	2008

Revenues (d)
United States	$7,281.4	$6,848.6	$7,165.0
Germany	1,360.5	1,166.2	1,134.6
United Kingdom	869.3	891.1	978.2
Other	3,265.3	2,942.5	2,934.3
Transfers among geographical areas (e)	(1,987.8)	(1,738.7)	(1,714.1)

	$10,788.7	$10,109.7	$10,498.0

Long-lived Assets (f)
United States	$791.7	$748.5	$750.1
Germany	121.7	127.9	98.9
United Kingdom	170.4	158.2	129.3
Other	324.8	298.8	297.0

	$1,408.6	$1,333.4	$1,275.3

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and
amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.
(c)	Corporate assets consist primarily of cash and cash equivalents, short-term investments and property and equipment at the company’s corporate offices.
(d)	Revenues are attributed to countries based on selling location.
(e)	Transfers among geographical areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(f)	Includes property, plant and equipment, net.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

(In millions)	2010	2009	2008

Interest Income	$12.5	$16.1	$51.7
Interest Expense	(84.7)	(118.1)	(151.5)
Gain (Loss) on Investments, Net	1.2	(3.1)	(5.6)
Other Items, Net	(29.3)	(16.7)	4.0

	$(100.3)	$(121.8)	$(101.4)

The company recorded charges of $3.6 million and $6.1 million in 2009 and 2008 for other than temporary impairment of investments that decreased in value primarily in the prior 6-9 months.

Gain (loss) on investments, net also includes portfolio gains from the company’s day-to day investing activities.

Other Items, Net

During 2010, the company redeemed all of its outstanding 6 1/8% Senior Subordinated Notes due 2015 (Note 9). The company recorded a loss on the early extinguishment of debt of $17 million, principally as a result of this redemption. The company recorded $8 million of fees associated with short-term financing commitments for the purchase of Dionex (Note 2).

During 2009, the company redeemed all of its outstanding 6.75% Senior Subordinated Notes due 2014 and settled a tender offer for its 2.50% Convertible Senior Notes due 2023. As a result of these transactions, the company recorded a loss on the early extinguishment of debt of $15 million.

Note 5.	Stock-based Compensation Plans

The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or for certain non-officer grants, by the company’s employee equity committee, which consists of its chief executive officer. Options granted under these plans generally vest over 3-5 years with terms of 7-10 years, assuming continued employment with certain exceptions. The company practice is to grant options at fair market value. The company generally issues new shares of its common stock to satisfy option exercises. Grants of stock options and restricted stock on or after November 9, 2006, provide that in the event of both a future change in control of the company and a qualifying termination of an option holder’s employment, all options and service-based restricted stock awards held by the recipient become immediately vested (unless an employment or other agreement with the employee provides for different treatment).

Compensation cost is based on the grant-date fair value and is recognized ratably over the requisite vesting period or to the retirement date for retirement eligible employees, if earlier.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Stock-based Compensation Plans (continued)

            The components of pre-tax stock-based compensation expense are as follows:

(In millions)	2010	2009	2008

Stock Option Awards	$49.8	$42.4	$35.9
Restricted share/Unit Awards	33.3	25.7	21.2

Total Stock-based Compensation Expense	$83.1	$68.1	$57.1

    Stock-based compensation expense is included in the accompanying statement of income as follows:

(In millions)	2010	2009	2008

Cost of Revenues	$6.0	$6.2	$4.2
Selling, General and Administrative Expenses	75.2	59.8	51.3
Research and Development Expenses	1.9	2.1	1.6

Total Stock-based Compensation Expense	$83.1	$68.1	$57.1

The company has elected to recognize any excess income tax benefits from stock option exercises in capital in excess of par value only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Tax benefits recognized in capital in excess of par value on the accompanying balance sheet were $10.9 million and $25.1 million, respectively, in 2010 and 2008. A tax charge of $1.6 million was recorded in capital in excess of par value in 2009 for the excess of deferred tax asset over actual tax benefits realized at option exercise.

Stock Options

The fair value of most option grants is estimated using the Black-Scholes option pricing model. For option grants that require the achievement of both service and market conditions, a lattice model is used to estimate fair value. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock. Historical data on exercise patterns is the basis for estimating the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2010	2009	2008

Expected Stock Price Volatility	32%	31%	22%
Risk Free Interest Rate	2.0%	2.2%	2.4%
Expected Life of Options (years)	4.1	3.8	4.4
Expected Annual Dividend per Share	$—	$—	$—

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Stock-based Compensation Plans (continued)

The weighted average per share grant-date fair values of options granted during 2010, 2009 and 2008 were $14.12, $10.41 and $12.70, respectively. The total intrinsic value of options exercised during the same periods was $48.1 million, $20.7 million and $95.4 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

A summary of option activity as of December 31, 2010 and changes during the three years then ended is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2007	15.3	$33.99
Granted	4.4	55.23
Exercised	(3.2)	26.95
Canceled / Expired	(0.4)	48.47

Outstanding at December 31, 2008	16.1	40.72
Granted	7.3	37.45
Exercised	(1.7)	31.77
Canceled / Expired	(1.8)	50.43

Outstanding at December 31, 2009	19.9	39.39
Granted	4.3	49.61
Exercised	(2.4)	31.96
Canceled / Expired	(0.8)	44.55

Outstanding at December 31, 2010	21.0	42.15	4.5

Vested and Unvested Expected to Vest at December 31, 2010	20.4	42.03	4.4	$ 273.6

Exercisable at December 31, 2010	10.8	39.73	3.3	$ 169.8

(a)	Market price per share on December 31, 2010 was $55.36. The intrinsic value is zero for options with exercise prices above the market price.

As of December 31, 2010, there was $83 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2015 with a weighted average amortization period of 2.7 years.

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

A summary of the status of the company’s restricted shares/units as of December 31, 2010 and changes during the three years then ended are presented below:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2007	791	$46.55
Granted	397	55.09
Vested	(374)	44.68
Forfeited	(19)	51.87

Unvested at December 31, 2008	795	47.80
Granted	1,475	39.76
Vested	(436)	46.34
Forfeited	(163)	43.59

Unvested at December 31, 2009	1,671	41.99
Granted	704	49.43
Vested	(499)	42.00
Forfeited	(92)	39.56

Unvested at December 31, 2010	1,784	45.05

As of December 31, 2010, there was $45 million of total unrecognized compensation cost related to unvested restricted share/unit awards. The cost is expected to be recognized through 2015 with a weighted average amortization period of 2.4 years. At December 31, 2010, the vesting of 515,000 unvested restricted units is contingent upon the company’s future stock price performance exceeding that of a specified index.. The total fair value of shares vested during 2010, 2009 and 2008 was $21.0 million, $20.2 million and $16.7 million, respectively.

Employee Stock Purchase Plans

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. The company issued 127,000, 139,000 and 124,000 shares, respectively, of its common stock for the 2010, 2009 and 2008 plan years, which ended on December 31.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Pension and Other Postretirement Benefit Plans

401(k) Savings Plan and Other Defined Contribution Plans

The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2010, 2009 and 2008, the company charged to expense $62.6 million, $63.7 million and $55.5 million, respectively, related to its defined contribution plans.

Defined Benefit Pension Plans

Employees of a number of non-U.S. and certain U.S. subsidiaries participate in defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. The company also has postretirement healthcare programs at several acquired businesses, in which certain employees at those businesses are eligible to participate. The costs of the healthcare program are funded on a self-insured and insured-premium basis.

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

When an employer is acquired as part of a merger, any excess of projected benefit obligation over the plan assets is recognized as a liability and any excess of plan assets over the projected benefit obligation is recognized as an asset. The recognition of a new liability or a new asset results in the elimination of (a) previously existing unrecognized net gain or loss and (b) unrecognized prior service cost.

            The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2010, 2009 and 2008, the company made contributions of approximately $24.4 million, $41.1 million and $20.7 million, respectively. Contributions are estimated at between $20 and $30 million for 2011.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Pension and Other Postretirement Benefit Plans (continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2010	2009	2010	2009

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$395.2	$408.5	$608.3	$511.7
Business combination	—	—	4.3	10.4
Service costs	0.3	0.8	11.4	9.7
Interest costs	21.1	20.6	30.7	28.6
Curtailment	—	(3.1)	(5.9)	(2.7)
Plan participants' contributions	—	—	3.3	3.1
Actuarial (gains) losses	16.7	(12.1)	38.8	31.1
Benefits paid	(19.7)	(19.5)	(24.1)	(21.5)
Currency translation and other	—	—	(10.5)	37.9

Benefit Obligation at End of Year	$413.6	$395.2	$656.3	$608.3

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$347.1	$292.0	$475.0	$368.9
Business combination	—	—	1.3	9.8
Actual return on plan assets	34.7	63.3	45.5	60.4
Employer contribution	0.4	11.3	21.5	27.3
Plan participants' contributions	—	—	3.3	3.1
Benefits paid	(19.7)	(19.5)	(24.1)	(21.5)
Currency translation and other	—	—	(12.0)	27.0

Fair Value of Plan Assets at End of Year	$362.5	$347.1	$510.5	$475.0

Funded Status	$(51.1)	$(48.1)	$(145.8)	$(133.3)

Accumulated Benefit Obligation	$413.6	$395.2	$625.4	$581.8

Amounts Recognized in Balance Sheet
Non-current asset	$—	$—	$2.3	$3.1
Current liability	—	—	(3.6)	(3.5)
Non-current liability	(51.1)	(48.1)	(144.5)	(132.9)

Net amount recognized	$(51.1)	$(48.1)	$(145.8)	$(133.3)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$109.3	$98.1	$42.0	$24.4
Prior service credits	—	—	(0.5)	(0.5)

Net amount recognized	$109.3	$98.1	$41.5	$23.9

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Pension and Other Postretirement Benefit Plans (continued)

            The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of December 31, 2010 and 2009 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2010	2009	2010	2009

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	5.25%	5.50%	4.77%	5.37%
Average rate of increase in employee compensation	4.00%	4.00%	3.34%	3.24%

            The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2010	2009	2008	2010	2009	2008

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	5.50%	5.25%	5.75%	5.37%	5.43%	5.20%
Average rate of increase in employee compensation	4.00%	4.00%	4.04%	3.24%	3.29%	3.60%
Expected long-term rate of return on assets	7.75%	7.75%	7.75%	5.59%	5.67%	6.08%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Pension and Other Postretirement Benefit Plans (continued)

Prior to the November 2006 merger with Fisher Scientific International, Inc., Fisher maintained a supplemental non-qualified executive retirement program (SERP) for certain executives. Accrual of future benefits under the plan ceased following the merger. The following table provides a reconciliation of benefit obligations and plan assets of the company’s SERP and other postretirement benefit plans:

	SERP Benefits		Postretirement Benefits
(In millions)	2010	2009	2010	2009

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$11.6	$12.3	$32.2	$31.4
Service costs	—	—	0.4	0.6
Interest costs	0.6	0.6	1.8	1.8
Plan participants' contributions	—	—	1.4	1.4
Actuarial (gains) losses	0.6	(0.8)	2.2	(0.9)
Benefits paid	(0.4)	(0.5)	(3.5)	(3.4)
Currency translation and other	—	—	0.4	1.3

Benefit Obligation at End of Year	$12.4	$11.6	$34.9	$32.2

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$—	$—	$—	$—
Employer contribution	0.4	0.5	2.1	2.0
Plan participants' contributions	—	—	1.4	1.4
Benefits paid	(0.4)	(0.5)	(3.5)	(3.4)

Fair Value of Plan Assets at End of Year	$—	$—	$—	$—

Funded Status	$(12.4)	$(11.6)	$(34.9)	$(32.2)

Accumulated Benefit Obligation	$12.4	$11.6

Amounts Recognized in Balance Sheet
Current liability	$(0.5)	$(0.5)	$(2.1)	$(2.3)
Non-current liability	(11.9)	(11.1)	(32.8)	(29.9)

Net amount recognized	$(12.4)	$(11.6)	$(34.9)	$(32.2)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$0.4	$(0.2)	$(0.5)	$(3.1)
Prior service credits	—	—	(0.7)	(0.8)

Net amount recognized	$0.4	$(0.2)	$(1.2)	$(3.9)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.25%	5.50%	5.44%	5.94%
Average rate of increase in employee compensation	4.00%	4.00%	—	—
Initial healthcare cost trend rate			7.91%	8.59%
Ultimate healthcare cost trend rate			5.52%	5.62%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Pension and Other Postretirement Benefit Plans (continued)

	SERP Benefits			Postretirement Benefits
(In millions)	2010	2009	2008	2010	2009	2008

Weighted Average Assumptions Used to Determine the Net Benefit Cost
Discount rate	5.50%	5.25%	5.75%	5.94%	5.73%	5.66%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	—	—	—

            The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2017 and 2026.

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

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2011 are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Net Actuarial Loss (Gain)	$4.1	$1.5	$(0.1)
Net Prior Service Costs (Credit)	—	—	(0.1)

	$4.1	$1.5	$(0.2)

There are no amounts in accumulated other comprehensive income related to the SERP expected to be recognized in net periodic benefit cost in 2011.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Pension and Other Postretirement Benefit Plans (continued)

            The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2010	2009

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$945.9	$889.4
Fair value of plan assets	734.3	693.3

    The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2010	2009

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$910.5	$835.5
Fair value of plan assets	725.6	662.0

The company has other postretirement benefit plans discussed elsewhere in this note with an accumulated post-retirement benefit obligation of $34.9 million that is unfunded. These plans are excluded from the above table.

The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.

The net periodic pension benefit cost (income) includes the following components for 2010, 2009 and 2008:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2010	2009	2008	2010	2009	2008

Components of Net Benefit Cost (Income)
Service cost-benefits earned	$0.3	$0.8	$2.9	$11.4	$9.7	$10.9
Interest cost on benefit obligation	21.1	20.6	22.0	30.7	28.6	32.8
Expected return on plan assets	(29.9)	(30.0)	(31.1)	(24.9)	(21.2)	(30.4)
Recognized actuarial net loss	0.7	—	—	1.3	1.6	1.4
Amortization of prior service benefit	—	—	—	—	—	0.1
Settlement/curtailment (gain) loss	—	—	(19.3)	0.1	(0.2)	—
Special termination benefit	—	0.2	—	0.5	3.0	0.1

Net periodic benefit cost (income)	$(7.8)	$(8.4)	$(25.5)	$19.1	$21.5	$14.9

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Pension and Other Postretirement Benefit Plans (continued)

            The net periodic SERP and other postretirement benefit cost includes the following components for 2010, 2009 and 2008:

	SERP Benefits			Postretirement Benefits
(In millions)	2010	2009	2008	2010	2009	2008

Components of Net Benefit Cost
Service cost-benefits earned	$—	$—	$—	$0.4	$0.6	$0.8
Interest cost on benefit obligation	0.6	0.6	0.6	1.8	1.8	1.8
Recognized actuarial net gain	—	—	—	(0.2)	—	—
Amortization of prior service benefit	—	—	—	(0.1)	(0.1)	(0.1)
Special termination benefit	—	—	0.2	—	—	—

Net periodic benefit cost	$0.6	$0.6	$0.8	$1.9	$2.3	$2.5

Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2010. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	SERP Benefits	Post- retirement Benefits

2011	$22.6	$21.4	$0.5	$2.1
2012	23.2	23.5	0.5	2.2
2013	23.2	24.3	0.5	2.2
2014	23.7	25.4	1.7	2.1
2015	24.5	26.8	1.5	2.2
2016-2020	132.2	152.0	6.2	10.7

            A change in the assumed healthcare cost trend rate by one percentage point effective January 2010 would change the accumulated postretirement benefit obligation as of December 31, 2010 and the 2010 aggregate of service and interest costs, as follows:

(In millions)	Increase	Decrease

One Percentage Point
Effect in total of service and interest cost components	$0.3	$(0.3)
Effect on postretirement healthcare benefit obligation	4.5	(3.5)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Pension and Other Postretirement Benefit Plans (continued)

Domestic Pension Plan Assets

The company’s overall objective is to invest in a portfolio of diversified assets, primarily through the use of institutional collective funds, to achieve long-term growth. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The company also has a small portfolio (comprising less than 4% of invested assets) of private equity investments. The target allocations for the remaining investments are approximately 34% to funds investing in U.S. equities, including a sub-allocation of approximately 5% to real estate-related equities, approximately 29% to funds investing in international equities and approximately 37% to funds investing in fixed income securities. The portfolio maintains enough liquidity at all times to meet the near-term benefit payments.

            The fair values of the company’s domestic plan assets at December 31, 2010 and 2009, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Asset Category
U.S. equity funds	$128.1	$—	$128.1	$—
International equity funds	96.1	—	96.1	—
Fixed income funds	112.9	—	112.9	—
Private equity funds	13.0	—	—	13.0
Money market funds	12.3	—	12.3	—
Alternative investments	0.1	—	—	0.1

Total Assets	$362.5	$—	$349.4	$13.1

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)

Asset Category
U.S. equity funds	$111.1	$—	$111.1	$—
International equity funds	90.7	—	90.7	—
Fixed income funds	115.4	—	115.4	—
Private equity funds	14.8	—	—	14.8
Money market funds	14.2	—	14.2	—
Alternative investments	0.9	—	—	0.9

Total Assets	$347.1	$—	$331.4	$15.7

The tables above present the fair value of the company’s plan assets in accordance with the fair value hierarchy (Note 12). Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above due to the company’s ability to redeem its investment either at the balance sheet date or within limited time restrictions. The fair value of the company’s private equity and alternative investments, which are classified as level 3 investments, are based on valuations provided by the respective funds. The following table represents a rollforward of the fair value, as determined by level 3 inputs.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Pension and Other Postretirement Benefit Plans (continued)

(In millions)	Private Equity Funds	Alternative Investments	Total

Balance at December 31, 2008	$15.4	$14.5	$29.9
Actual return on plan assets:
Relating to assets held at reporting date	(1.4)	0.4	(1.0)
Relating to assets sold/distributed during period	0.1	—	0.1
Purchases, capital contributions, sales and settlements	0.7	(14.0)	(13.3)

Balance at December 31, 2009	$14.8	$0.9	$15.7
Actual return on plan assets:
Relating to assets held at reporting date	(2.0)	0.1	(1.9)
Relating to assets sold/distributed during period	2.3	0.2	2.5
Purchases, capital contributions, sales and settlements	(2.1)	(1.1)	(3.2)

Balance at December 31, 2010	$13.0	$0.1	$13.1

            The table below presents, as of December 31, 2010, the fair value measurements of investments in certain domestic plan assets that calculate and provide the company with a net asset value per share (or its equivalent). These plan investments are all classified as level 2 or 3 according to the fair value hierarchy:

(In millions)	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period

Asset Category
U.S. equity funds	$128.1	$—	At least monthly	No more than 3 days
International equity funds	96.1	—	At least monthly	No more than 3 days
Fixed income funds	112.9	—	At least monthly	No more than 3 days
Private equity funds	13.0	1.0	Restricted	Restricted
Money market funds	12.3	—	Daily	Daily
Alternative investments	0.1	—	Restricted	Restricted

	$362.5	$1.0

Non-U.S. Pension Plan Assets

The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. The investments are substantially limited to funds investing in global equities and fixed income securities with the target asset allocations ranging from approximately 50% - 60% for equities and 40% - 50% for fixed income. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Pension and Other Postretirement Benefit Plans (continued)

            The fair values of the company’s non-U.S. plan assets at December 31, 2010 and 2009, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Asset Category
Equity funds	$249.0	$49.0	$200.0	$—
Fixed income funds	176.1	20.4	155.7	—
Insurance contracts	82.0	—	82.0	—
Cash / money market funds	3.4	3.2	0.2	—

Total Assets	$510.5	$72.6	$437.9	$—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)

Asset Category
Equity funds	$222.5	$39.1	$183.4	$—
Fixed income funds	166.0	18.8	147.2	—
Insurance contracts	79.3	—	79.3	—
Cash / money market funds	7.2	7.0	0.2	—

Total Assets	$475.0	$64.9	$410.1	$—

            The table below presents the fair value measurements of investments in certain non-U.S. plan assets that calculate and provide the company with a net asset value per share (or its equivalent). These plan investments are all classified as level 2 according to the fair value hierarchy:

(In millions)	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period

Asset Category
Equity funds	$200.0	$—	At least monthly	No more than 1 month
Fixed income funds	155.7	—	At least weekly	No more than 5 days
Insurance contracts	82.0	—	Not applicable	Not applicable
Money market funds	0.2	—	Daily	Daily

	$437.9	$—

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Income Taxes

            The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2010	2009	2008

U.S.	$788.6	$579.3	$704.7
Non-U.S.	376.0	347.8	423.3

	$1,164.6	$927.1	$1,128.0

            The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2010	2009	2008

Current Income Tax Provision
Federal	$256.5	$192.3	$185.0
Non-U.S.	104.4	104.4	81.7
State	37.3	24.7	36.7

	398.2	321.4	303.4

Deferred Income Tax Provision (Benefit)
Federal	$(173.4)	$(147.8)	$(59.8)
Non-U.S.	(68.3)	(83.4)	(63.1)
State	(25.0)	(14.4)	(27.9)

	(266.7)	(245.6)	(150.8)

	$131.5	$75.8	$152.6

            The income tax provision included in the accompanying statement of income is as follows:

(In millions)	2010	2009	2008

Continuing Operations	$131.5	$75.8	$152.6
Discontinued Operations	1.5	(0.6)	3.5

	$133.0	$75.2	$156.1

The company receives a tax deduction upon the exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $10.9 million and $25.1 million of such benefits of the company that have been allocated to capital in excess of par value in 2010 and 2008, respectively.

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

            The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2010	2009	2008

Provision for Income Taxes at Statutory Rate	$407.6	$324.5	$394.8

Increases (Decreases) Resulting From:
Foreign rate differential	(155.7)	(147.0)	(165.6)
Impact of change in tax laws and apportionment on deferred taxes	(11.0)	(2.5)	(27.9)
Income tax credits	(79.5)	(100.3)	(54.2)
Manufacturing deduction	(31.5)	(15.8)	(17.5)
State income taxes, net of federal tax	5.3	(0.4)	11.1
Nondeductible expenses	6.0	4.6	6.1
Provision (reversal) of tax reserves, net	(6.4)	7.4	6.5
Tax return reassessments and settlements	(1.3)	(0.4)	(1.2)
Other, net	(2.0)	5.7	0.5

	$131.5	$75.8	$152.6

            Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2010	2009

Deferred Tax Asset (Liability)
Depreciation and amortization	$(2,174.5)	$(2,274.1)
Net operating loss and credit carryforwards	487.3	443.9
Reserves and accruals	137.0	139.7
Accrued compensation	169.3	149.4
Inventory basis difference	44.9	31.9
Available-for-sale investments	5.4	5.6
Non U.S. earnings expected to be repatriated	6.4	6.4
Other capitalized costs	62.1	—
Other, net	55.2	11.5

	(1,206.9)	(1,485.7)
Less: Valuation allowance	156.1	164.8

	$(1,363.0)	$(1,650.5)

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not go unused. At December 31, 2010, all of the company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce income tax expense.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Income Taxes (continued)

At December 31, 2010, the company had federal, state and non-U.S. net operating loss carryforwards of $165.3 million, $609.9 million and $715.9 million, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2011 through 2030. Of the non-U.S. net operating loss carryforwards, $242.6 million expire in the years 2011 through 2029, and the remainder do not expire. The company also had $180.6 million of federal foreign tax credit carryforwards as of December 31, 2010, which expire in the years 2011 through 2020.

A provision has not been made for U.S. or additional non-U.S. taxes on $3.7 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost. During 2009, the company changed its position regarding the undistributed earnings of its Japan subsidiaries. The earnings of these subsidiaries are no longer considered permanently reinvested. As a result, in 2009 the company provided deferred U.S. income taxes of $28.0 million, offset by a U.S. foreign tax credit of $34.4 million.

Unrecognized Tax Benefits

As of December 31, 2010, the company had $62.1 million of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.

           A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2010	2009	2008

Balance at beginning of year	$76.2	$70.4	$73.9
Additions for tax positions of current year	1.3	11.3	6.5
Additions for tax positions of prior years	2.9	—	—
Closure of tax years	(7.8)	(4.6)	(3.0)
Settlements	(10.5)	(0.9)	(7.0)

	$62.1	$76.2	$70.4

The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2010 and 2009 was $5.3 million for interest.

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

During 2010 and 2009, the statute of limitations on certain unrecognized tax benefits lapsed which resulted in decreases in the liability for unrecognized tax benefits of $7.8 million and $4.6 million, respectively, all of which reduced income tax expense. During 2008, the statute of limitations on certain unrecognized tax benefits lapsed which resulted in a $3.0 million decrease in the liability for unrecognized tax benefits, all of which reduced goodwill.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Income Taxes (continued)

In 2010, the company settled a Swiss audit of one of its subsidiary’s 2006 and 2007 tax years which resulted in a $8.5 million decrease in the liability for unrecognized tax benefits. The company also settled the IRS audit of its 2007 tax year and the IRS completed the examination phase of its 2006 tax year and the 2006 pre-acquisition tax years of certain Fisher subsidiaries in 2010 which resulted in a $1.2 million decrease in the liability for unrecognized tax benefits. Completion of the audits of the 2006 tax year and the 2006 pre-acquisition tax years of certain Fisher subsidiaries is pending appeals at the IRS. In addition, the company settled various state income tax audits during 2010, which resulted in a $0.8 million decrease in the liability for unrecognized tax benefits. The company does not currently expect any significant changes to previously recorded unrecognized tax benefits within the next 12 months.

In 2009, the company settled the IRS audit of its 2005 tax year which resulted in a $0.9 million decrease in the liability for unrecognized tax benefits. In 2008, the company settled IRS audits of the 2004 and 2005 pre-acquisition tax years of Fisher, which resulted in a $7 million decrease in the liability for unrecognized tax benefits and goodwill. This decrease in the liability for unrecognized tax benefits was substantially offset by an accrual for unrecognized tax benefits related to the sale of a non-U.S. subsidiary. The company is currently under audit by the Internal Revenue Service for the 2001 to 2004 tax years. Completion of the audit of those years is subject to appeals at the IRS. The company does not currently expect any significant changes to previously recorded unrecognized tax benefits. The company is also currently under audit by the IRS for the 2008 tax year. It is likely that the examination phase of this audit will be completed within 18 months. There were no significant changes to the status of these examinations during 2010.

Note 8.	Earnings per Share

(In millions except per share amounts)	2010	2009	2008

Income from Continuing Operations	$1,033.1	$851.3	$975.4
(Loss) Gain on Disposal of Discontinued Operations, Net	2.5	(1.0)	5.5

Net Income	1,035.6	850.3	980.9

Income Allocable to Participating Securities	(0.2)	(0.6)	(1.5)

Net Income for Earnings per Share	$1,035.4	$849.7	$979.4

Basic Weighted Average Shares	403.3	412.4	418.2
Effect of:
Convertible debentures	2.9	8.5	13.3
Stock options and restricted stock/units	3.2	1.9	3.2

Diluted Weighted Average Shares	409.4	422.8	434.7

Basic Earnings per Share:
Continuing operations	$2.56	$2.06	$2.33
Discontinued operations	.01	—	.01

	$2.57	$2.06	$2.34

Diluted Earnings per Share:
Continuing operations	$2.52	$2.01	$2.24
Discontinued operations	.01	—	.01

	$2.53	$2.01	$2.25

Options to purchase 8.1 million, 10.9 million and 3.6 million shares of common stock were not included in the computation of diluted earnings per share for 2010, 2009 and 2008, respectively, because their effect would have been antidilutive.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Earnings per Share (continued)

Since the company must settle the par value of its convertible notes in cash, the company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $40.20 conversion price for the 3.25% Senior Convertible Subordinated Notes due 2024 and only to the extent of the additional shares the company may be required to issue in the event the company’s conversion obligation exceeds the principal amount of the notes or debentures converted (Note 9). At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price.

The table below discloses the effect of changes in the company’s stock price on the amount of shares to be included in the earnings per share calculation. The securities are convertible only if the common stock price equals or exceeds the trigger price. The table assumes normal conversion for the 3.25% Senior Convertible Subordinated Notes due 2024 in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of the company’s stock as follows:

3.25% Senior Convertible Notes

Principal Outstanding (in millions)	$329.3
Conversion Price per Share	40.20
Trigger Price	48.24

Future Common Stock Price	Total Potential Shares (in millions)

$40.20	—
$41.20	0.2
$45.00	0.9
$50.00	1.6
$55.00	2.2
$60.00	2.7
$65.00	3.1
$70.00	3.5

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Debt and Other Financing Arrangements

(In millions except per share amounts)	2010	2009

2.50% Senior Convertible Notes, Due 2023 Convertible at $23.73 per Share (net of unamortized discount of $0.4)	$—	$12.6
Floating Rate Senior Convertible Debentures, Due 2033 Convertible at $29.55 per Share (net of unamortized discount of $1.5)	—	325.0
3.25% Senior Subordinated Convertible Notes, Due 2024 Convertible at $40.20 per Share (net of unamortized discount of $1.4 and $9.0, respectively)	327.9	320.3
2.15% Senior Notes, Due 2012 (includes interest rate hedge of $6.6 in 2010; net of interest rate hedge of $2.9 in 2009 and unamortized discount of $0.4 and $0.5,respectively)	356.2	346.6
3.25% Senior Notes, Due 2014 (includes interest rate hedge of $13.8 in 2010; net of interest rate hedge of $6.6 in 2009 and unamortized discount of $0.3 and $0.4, respectively)	413.5	393.0
3.20% Senior Notes, Due 2015 (includes interest rate hedge of $16.9; net of unamortized discount of $1.6)	465.3	—
5% Senior Notes, Due 2015	250.0	250.0
4.70% Senior Notes, Due 2020 (net of unamortized discount of $0.1)	299.9	—
6 1/8% Senior Subordinated Notes, Due 2015	—	500.0
Other	24.3	34.0

	2,137.1	2,181.5
Less: Short-term Obligations and Current Maturities	105.8	117.5

	$2,031.3	$2,064.0

            The annual repayment requirements for debt obligations are as follows:

(In millions)

2011	$105.7
2012	351.9
2013	4.6
2014	401.7
2015	708.8
2016 and thereafter	530.9

2,103.6
Less: Unamortized discount	3.8
Add: Fair value of interest rate hedge	37.3

$2,137.1

See Note 12 for fair value information pertaining to the company’s long-term obligations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Debt and Other Financing Arrangements (continued)

Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $3.7 million and $1.9 million at year-end 2010 and 2009, respectively, of short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 10.63% and 11.42% at December 31, 2010 and 2009, respectively. In addition to available borrowings under the company’s revolving credit agreement, discussed below, the company had unused lines of credit of $69.6 million as of December 31, 2010. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.

In December 2010, the company obtained short-term financing commitments from two investment banking firms to fund $1.5 billion of the purchase price of Dionex. Interest on the short-term debt would have been computed based on one of several Federal Funds or LIBOR-based rates, the most favorable of which was 1.75% at December 31, 2010. However, in February 2011, the company issued $2.2 billion of senior notes (see Note 17), primarily to fund the pending acquisition of Dionex, and terminated the short-term financing commitment.

Credit Facilities

The company has a revolving credit facility with a bank group that provides for up to $1 billion of unsecured multi-currency revolving credit that will expire in August 2012. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The rate at December 31, 2010, was between 0.44% and 0.65% (depending on duration) under the more favorable of the two rates. The revolving credit facility allows for the issuance of letters of credit, which reduces the amount available for borrowing. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain total leverage below a certain maximum level. The company was in compliance with all covenants between 2008 and 2010. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. As of December 31, 2010, there were no borrowings under the revolver and $48.3 million in letters of credit outstanding, resulting in $951.7 million of borrowings available under the revolving credit facility.

2.50% Senior Convertible Notes due 2023

At the November 2006 closing date of the merger with Fisher, the company assumed $300.0 million aggregate principal amount of 2.50% Senior Convertible Notes due 2023. Interest on the notes was payable on April 1 and October 1 of each year. The notes were convertible at the option of the holder, at a price of $23.73 per share, if the common stock price exceeded the trigger price of $28.48 for a period of time as defined in the agreement, or upon the occurrence of certain other events.

During the fourth quarter of 2009, the company made a tender offer to purchase for cash any and all outstanding 2.50% Senior Convertible Notes due 2023 at a purchase price per $1,000 principal amount of $2,072.4743. At the expiration of the offer, the company purchased $282.3 million aggregate principal amount of such notes for an aggregate of $586.6 million including accrued and unpaid interest. The company recorded a loss of $10 million in 2009 on the early extinguishment of this debt in other expense, net on the accompanying statement of income. During 2010, the company purchased all of the remaining $13 million aggregate principal amount of the 2.50% Senior Convertible Notes due 2023 for an aggregate of $28 million.

Floating Rate Senior Convertible Debentures due 2033

At the closing date of the merger with Fisher, the company assumed $344.4 million aggregate principal amount of Floating Rate Senior Convertible Debentures due 2033. Interest on the notes was payable on March 15, June 15, September 15 and December 15 of each year at an annual rate of 90-day LIBOR minus 1.25%. The notes were convertible at the option of the holder, at a price of $29.55 per share, if the common stock price exceeds the trigger price of $38.41 for a period of time as defined in the agreement, or upon the occurrence of certain other events.

During 2010, following issuance of a redemption notice by the company, holders of the company’s Floating Rate Convertible Senior Debentures due 2033 exercised conversion rights for the remaining $326 million in par value. The company paid the principal and the premium due upon conversion in cash for a total outlay of $573 million.

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

For any holders of the company’s convertible obligations electing to convert or if such debt is put to the company by holders on the next put date in 2011, the company currently intends to finance the cash payments that would be payable through borrowings under its revolving credit agreement to the extent such payments exceed $100 million which has been classified as a current maturity of long-term obligation in the accompanying 2010 balance sheet.

The company separately accounts for the debt and equity components of its convertible debt in a manner that reflects the company’s nonconvertible debt borrowing rate when interest cost is recognized. The debt, temporary equity and equity components recognized for the company’s convertible debt are as follows:

(In millions)	2010	2009

Principal Amount of Convertible Debt	$329.3	$668.8
Unamortized Discount	1.4	10.9
Net Carrying Amount	327.9	657.9
Incremental Convertible Debt Obligation (Temporary Equity)	—	1.9
Capital in Excess of Par Value	18.1	30.7

At December 31, 2010, the unamortized discount had a remaining weighted average recognition period of 3 months, to the first redemption date of the convertible debt. The amount of interest expense on the convertible debt recognized in the accompanying statement of income is as follows:

(In millions)	2010	2009	2008

Contractual Coupon Interest	$10.9	$18.4	$25.0
Amortization of Discount on Convertible Debt	9.1	22.5	21.6

Interest Expense	$20.0	$40.9	$46.6

Effective Interest Rate	4.7%	4.3%	5.1%

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

At the issuance of debt, the company entered into 3 month LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 2.15% Notes and the payment dates of the swaps coincide with the payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate of 3 month USD LIBOR plus a spread of 0.4194% (0.72% at December 31, 2010) and to receive a fixed interest rate of 2.15%. The variable interest rate resets quarterly. The swaps have been accounted for as a fair value hedge of the 2.15% Notes.

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

At the issuance of debt, the company entered into 3 month LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 3.25% Notes and the payment dates of the swaps coincide with the payment dates of the 3.25% Notes. The swap contracts provide for the company to pay a variable interest rate of 3 month USD LIBOR plus a spread of 0.7245% (1.01% at December 31, 2010) and to receive a fixed interest rate of 3.25%. The variable interest rate resets quarterly. The swaps have been accounted for as a fair value hedge of the 3.25% Notes.

3.20% Senior Notes due 2015

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

At the issuance of debt, the company entered into six-month LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 3.20% Notes and the payment dates of the swaps coincide with the payment dates of the 3.20% Notes. The swap contracts provide for the company to pay a variable interest rate of six-month USD LIBOR plus a spread of 0.4512% (0.90% at December 31, 2010) and to receive a fixed interest rate of 3.20%. The variable interest rate resets semi-annually. The swaps have been accounted for as a fair value hedge of the 3.20% Notes.

5% Senior Notes due 2015

In 2005, the company issued $250 million principal amount of 5% Senior Notes due 2015. Interest on the notes is payable on June 1 and December 1 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants.

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

4.70% Senior Notes due 2020

On April 27, 2010, the company issued $300 million principal amount of 4.70% Senior Notes due 2020. Interest on the notes is payable on May 1 and November 1 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

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

6 1/8% Senior Subordinated Notes due 2015

At the closing date of the merger with Fisher, the company assumed $500 million principal amount of 6 1/8% Senior Subordinated Notes due 2015. Interest on the notes was payable on January 1 and July 1 of each year. The notes were redeemed at a redemption price of 103.063% of the principal amount in July 2010 for a total cash outlay of $515 million plus accrued interest. The company recorded a loss of $15 million in 2010 on the early extinguishment of this debt in other expense, net on the accompanying statement of income.

Note 10.	Commitments and Contingencies

Operating Leases

The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $124.2 million, $108.4 million and $108.8 million in 2010, 2009 and 2008, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2010:

(In millions)

2011	$103.9
2012	82.2
2013	61.9
2014	45.2
2015	35.7
Thereafter	68.6

$397.5

Purchase Obligations

The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $211.0 million at December 31, 2010 and the majority of these obligations are expected to be settled during 2011.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Commitments and Contingencies (continued)

Letters of Credit, Guarantees and Other Commitments

Outstanding letters of credit and bank guarantees totaled $96.4 million at December 31, 2010, including $3.9 million for businesses that have been sold. The expiration of these credits and guarantees ranges through 2099.

Outstanding surety bonds and other guarantees totaled $46.7 million at December 31, 2010. The expiration of these bonds and guarantees ranges through 2013.

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

The company has funding commitments totaling $6.2 million at December 31, 2010, related to investments it owns.

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

The company establishes a liability that is an estimate of amounts needed to pay damages in the future for events that have already occurred. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. The reserve estimates are adjusted as additional information becomes known or payments are made.

The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2010, was approximately $214 million to $307 million on an undiscounted basis. The portion of these liabilities assumed in the merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s reserve for these matters in total, including the discounted liabilities, was $156 million at December 31, 2010 (or $217 million undiscounted). The reserve includes estimated defense costs and is gross of estimated amounts due from insurers of $99 million at December 31, 2010 (or $137 million undiscounted). The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above reserves, as of December 31, 2010, the company had product liability reserves of $8 million (undiscounted) relating to divested businesses.

The assets and liabilities assumed at the acquisition date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $61 million and the discount on the assets of approximately $37 million (net discount $24 million) are being accreted to interest expense over the expected settlement period.

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

The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of permit requirements and installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Having assumed environmental liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value. This fair value was ascribed by using a discount rate of 4.73%, which was the risk free interest rate for monetary assets with maturities comparable to that of the environmental liability. The remaining discount of $8 million is being accreted by charges to interest expense over the estimated maturity period of 30 years. At December 31, 2010 and 2009, the company’s total environmental liability was approximately $22 million and $23 million, respectively.

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

Note 11.	Comprehensive Income and Shareholders’ Equity

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

            Accumulated other comprehensive items in the accompanying balance sheet consist of the following:

(In millions)	2010	2009

Cumulative Translation Adjustment	$134.5	$161.7
Net Unrealized Gain on Available-for-sale Investments, Net of Tax	3.4	2.4
Net Unrealized Losses on Hedging Instruments, Net of Tax	(0.8)	(1.0)
Pension and Other Postretirement Benefit Liability Adjustments, Net of Tax	(93.5)	(71.1)

	$43.6	$92.0

An after tax gain on available-for-sale investments of $0.1 million was reclassified from accumulated other comprehensive items to net income in 2010. After-tax net losses on available-for-sale investments of $0.7 million and $4.3 million, were reclassified from accumulated other comprehensive items to net income in 2009 and 2008, respectively.

The unrealized loss on hedging instruments relates to the company’s 5% Senior Notes due 2015 (see Note 9) and is being amortized over the term of the debt. The after-tax charge recognized in net income was $0.2 million in 2010, 2009 and 2008.

The after-tax pension and other postretirement benefit liability adjustments recognized in net income in 2010, 2009 and 2008 were $1.2 million, $1.1 million and $1.0 million, respectively.

Shareholders’ Equity

At December 31, 2010, the company had reserved 51,693,436 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company’s convertible debentures.

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

As a result of the November 2006 merger with Fisher, warrants to purchase shares of Fisher common stock were converted into warrants to purchase 3,307,170 shares of company common stock at an exercise price of $4.83 per share. These warrants had a fair value of $113.2 million at the merger date, which was recorded as part of the merger consideration. All of the outstanding warrants were exercised in January 2008.

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

The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$301.6	$301.6	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	36.3	36.3	—	—
Insurance contracts	42.6	—	42.6	—
Auction rate securities	4.6	—	—	4.6
Derivative contracts	40.1	—	40.1	—

Total Assets	$425.2	$337.9	$82.7	$4.6

Liabilities
Derivative contracts	$3.5	$—	$3.5	$—
Contingent consideration	28.7	—	—	28.7

Total Liabilities	$32.2	$—	$3.5	$28.7

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$1,081.7	$1,081.7	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	32.9	32.9	—	—
Insurance contracts	31.9	—	31.9	—
Auction rate securities	5.4	—	—	5.4
Derivative contracts	4.5	—	4.5	—

Total Assets	$1,156.4	$1,114.6	$36.4	$5.4

Liabilities
Derivative contracts	$10.3	$—	$10.3	$—
Contingent consideration	0.6	—	—	0.6

Total Liabilities	$10.9	$—	$10.3	$0.6

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments (continued)

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

(In millions)	Market Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

2010
Mutual Fund and Unit Trust Investments	$32.0	$26.1	$5.9	$—
Auction Rate Securities	4.6	5.3	—	0.7

	$36.6	$31.4	$5.9	$0.7

2009
Mutual Fund and Unit Trust Investments	$31.2	$26.9	$4.3	$—
Auction Rate Securities	5.4	6.0	—	0.6

	$36.6	$32.9	$4.3	$0.6

The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. Gross realized gains and gross realized losses on the sale of available-for-sale investments were nominal in 2010, 2009 and 2008.

In addition to available-for-sale investments, the company had $4.3 million and $1.7 million of trading securities, consisting of debt and equity securities, at December 31, 2010 and 2009, respectively.

The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The company determines the fair value of the auction rate securities by obtaining indications of value from brokers/dealers. During 2009, the company recorded in other expense, net, $0.3 million of impairment charge on the auction rate securities for declines in value deemed attributable to credit losses exceeding six to nine months duration and thus considered other-than-temporary. The company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the company would be required to make such future payment. Changes to the fair value are recorded in selling, general and administrative expense. The following tables provide a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities and contingent consideration.

	Auction Rate Securities
(In millions)	2010	2009

Beginning Balance	$5.4	$5.7
Total impairment losses included in earnings	—	(0.3)
Sale of securities	(0.7)	(0.4)
Total unrealized gains (losses) included in other comprehensive income	(0.1)	0.4

Ending Balance	$4.6	$5.4

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments (continued)

	Contingent Consideration
(In millions)	2010	2009

Beginning Balance	$0.6	$—
Additions (See Note 2)	23.5	0.6
Payments	(0.7)	—
Change in fair value included in earnings	5.2	—
Currency translation	0.1	—

Ending Balance	$28.7	$0.6

The notional amounts of derivative contracts outstanding totaled $1.78 billion and $1.24 billion at year-end 2010 and 2009, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates.

The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
(In millions)	2010	2009	2010	2009

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$37.3	$—	$—	$9.5
Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (b)	2.8	4.5	3.5	0.8

Total derivatives	$40.1	$4.5	$3.5	$10.3

(a)  The fair value of the interest rate swaps are included in the consolidated balance sheet under the captions other assets or other long-term liabilities.
(b)  The fair value of the foreign currency exchange contracts are included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
(In millions)	2010	2009

Derivatives Designated as Fair Value Hedges
Interest rate contracts	$20.3	$1.4
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts	35.8	(6.9)

    Gains and losses recognized on interest rate and foreign currency exchange contracts are included in the consolidated statement of income under the caption other expense, net, together with the corresponding, offsetting losses and gains on the underlying transactions.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments (continued)

Fair Value of Other Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$7.4	$7.4	$6.8	$6.8

Debt Obligations:
Convertible obligations	327.9	461.4	657.9	992.0
Senior notes	1,784.9	1,806.3	989.6	1,016.1
Senior subordinated notes	—	—	500.0	520.1
Other	24.3	24.3	34.0	34.0

	$2,137.1	$2,292.0	$2,181.5	$2,562.2

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends.

Note 13.	Supplemental Cash Flow Information

(In millions)	2010	2009	2008

Cash Paid For:
Interest	$82.5	$99.7	$129.5

Income Taxes	$370.4	$329.8	$292.1

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$805.0	$825.3	$265.7
Cash paid for acquired businesses and product lines	(651.5)	(623.7)	(204.9)

Liabilities assumed of acquired businesses and product lines	$153.5	$201.6	$60.8

Conversion of convertible debt	$—	$—	$2.8

Issuance of restricted stock	$1.4	$1.1	$21.9

Issuance of stock upon vesting of restricted stock units	$16.3	$7.0	$20.1

Note 14.	Restructuring and Other Costs, Net

Restructuring costs in 2010 in both segments primarily included charges for actions in response to the downturn in the economy and reduced revenues in several businesses, as well as the consolidation of manufacturing and research and development operations at a site in Germany with an existing site in the U.S. and the consolidation of production operations at a plant in Iowa with plants in Ohio and North Carolina. The 2010 charges include asset impairments as discussed below. Restructuring costs in 2009 in both segments primarily included charges for actions in response to the downturn in the economy and reduced revenues in several businesses, as well as the following: consolidation of production operations at a plant in the United Kingdom with plants in the U.S. and Germany; the Iowa and Germany closures discussed above; the consolidation of operations at a plant in the Netherlands with plants in the United Kingdom and the U.S; and completion of the relocation of a manufacturing site in France to an existing site in Germany. Restructuring costs in 2008 included reductions in headcount within several businesses due to economic uncertainty affecting end markets and consolidating or transferring manufacturing operations from various sites in Europe, the U.S. and Australia to other sites. The 2008 costs also included charges for asset impairment, litigation and other matters discussed by segment below, net of pension curtailment gains.

As of February 24, 2011, the company has identified restructuring actions that will result in additional charges of approximately $35 million, primarily in the first half of 2011.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Restructuring and Other Costs, Net (continued)

2010

During 2010, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$11.2	$4.8	$—	$16.0
Selling, General and Administrative Expenses	14.1	(0.2)	(10.9)	3.0
Restructuring and Other Costs, Net	36.6	23.4	0.4	60.4

	$61.9	$28.0	$(10.5)	$79.4

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $61.9 million of net restructuring and other charges in 2010. The segment recorded charges to cost of revenues of $11.2 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $14.1 million for transaction costs primarily related to the pending Dionex acquisition (Note 2) and, to a lesser extent, revisions of estimated contingent consideration, principally related to the acquisition of Ahura; and $36.6 million of other costs, net. These other costs consisted of $18.9 million of cash costs, primarily associated with headcount reductions and facility consolidations in an effort to streamline operations, including $13.1 million of severance for approximately 170 employees primarily in manufacturing and sales and service functions; $3.0 million of abandoned facility costs; and $2.8 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions. The segment also recorded $17.7 million of charges primarily due to impairment of intangible assets associated with several small business units.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $28.0 million of net restructuring and other charges in 2010. The segment recorded charges to cost of revenues of $4.8 million primarily for accelerated depreciation at facilities closing due to real estate consolidation; $14.3 million in cash costs described below; and $9.1 million in other costs, net. The cash costs, which were associated with headcount reductions and facility consolidations in an effort to streamline operations, included $5.1 million of severance for approximately 80 employees primarily in manufacturing, administrative, and sales and service functions; $4.0 million of abandoned facility costs; and $5.2 million of other cash costs, primarily retention, relocation, moving and related expenses associated with facility consolidations. The non-cash costs of $9.1 million were related to a provision for loss on a patent infringement claim that arose at a business unit prior to its acquisition by the company and, to a lesser extent, writedowns to estimated disposal value of real estate held for sale.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Restructuring and Other Costs, Net (continued)

Corporate

The company recorded $10.5 million, net, of income including $10.9 million as a reduction of selling, general and administrative expenses at its corporate office in 2010, the majority of which was a gain on settlement with product liability insurers.

2009

The company recorded net restructuring and other costs by segment for 2009 as follows:

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

Corporate

The company recorded $1.9 million in restructuring and other charges at its corporate office in 2009, $2.1 million of which were cash costs partially offset by a $0.2 million gain on the sale of abandoned real estate. The cash costs were primarily abandoned facility costs and, to a lesser extent, severance.

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

		Abandonment
(In millions)	Severance	of Excess Facilities	Other	Total

Pre-2009 Restructuring Plans
Balance At December 31, 2007	$11.0	$4.7	$3.7	$19.4
Costs incurred in 2008 (c)	25.4	8.9	5.8	40.1
Reserves reversed (b)	(0.6)	(0.9)	(1.1)	(2.6)
Payments	(23.2)	(6.3)	(6.1)	(35.6)
Currency translation	(0.2)	(0.2)	(0.1)	(0.5)

Balance At December 31, 2008	12.4	6.2	2.2	20.8
Costs incurred in 2009 (d)	4.0	3.4	2.1	9.5
Reserves reversed (b)	(0.5)	(0.3)	(0.2)	(1.0)
Payments	(13.4)	(5.1)	(3.7)	(22.2)
Currency translation	—	0.1	(0.1)	—

Balance At December 31, 2009	2.5	4.3	0.3	7.1
Costs incurred in 2010 (e)	0.2	1.8	0.1	2.1
Reserves reversed (b)	(0.1)	(0.4)	—	(0.5)
Payments	(1.7)	(2.9)	(0.4)	(5.0)
Currency translation	(0.3)	—	—	(0.3)

Balance At December 31, 2010	$0.6	$2.8	$—	$3.4

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Restructuring and Other Costs, Net (continued)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

2009 Restructuring Plans
Costs incurred in 2009 (d)	$45.3	$6.3	$6.0	$57.6
Reserves reversed (b)	(2.7)	(1.5)	(0.1)	(4.3)
Payments	(21.5)	(2.8)	(4.3)	(28.6)
Currency translation	(0.1)	0.3	0.2	0.4

Balance At December 31, 2009	21.0	2.3	1.8	25.1
Costs incurred in 2010 (e)	9.6	4.0	4.9	18.5
Reserves reversed (b)	(2.2)	(0.4)	(0.4)	(3.0)
Payments	(19.5)	(3.5)	(6.1)	(29.1)
Currency translation	(0.8)	—	(0.1)	(0.9)

Balance At December 31, 2010	$8.1	$2.4	$0.1	$10.6

2010 Restructuring Plans
Costs incurred in 2010 (e)	$11.0	$1.8	$3.7	$16.5
Payments	(8.9)	(1.4)	(3.5)	(13.8)
Currency translation	0.1	0.1	(0.1)	0.1

Balance At December 31, 2010	$2.2	$0.5	$0.1	$2.8

(a)  Employee retention costs are accrued ratably over the period through which employees must work to qualify for a payment.
(b)  Represents reductions in cost of plans.
(c)  Excludes an aggregate of $2 million of non-cash income, net, which are detailed by segment above.
(d)  Excludes an aggregate of $1 million of non-cash income, net, which are detailed by segment above.
(e)  Excludes an aggregate of $27 million of non-cash charges, net, which are detailed by segment above.

    The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2011; and abandoned-facility payments, over lease terms expiring through 2016.

Note 15.	Discontinued Operations

In 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

In 2008, the company recorded additional proceeds and the reversal of a reserve on a note receivable related to a business divested in 2003, resulting in an after-tax gain of $6 million. The note was collected in July 2008.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Unaudited Quarterly Information

	2010
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$2,675.1	$2,649.0	$2,683.5	$2,781.1
Gross Profit	1,096.3	1,083.0	1,097.5	1,161.9
Income from Continuing Operations	229.8	237.3	268.5	297.5
Net Income	232.3	237.3	268.5	297.5
Earnings per Share from Continuing Operations:
Basic	.56	.58	.67	.76
Diluted	.55	.57	.66	.75
Earnings per Share:
Basic	.57	.58	.67	.76
Diluted	.56	.57	.66	.75

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $23.6 million and after-tax gain of $2.5 million related to the company’s discontinued operations.
(b)	Costs of $11.7 million.
(c)	Costs of $13.3 million.
(d)	Costs of $30.8 million.

	2009
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$2,255.1	$2,484.1	$2,531.1	$2,839.4
Gross Profit	886.9	988.3	1,011.2	1,138.3
Income from Continuing Operations	148.9	206.9	221.2	274.3
Net Income	148.9	206.9	221.2	273.3
Earnings per Share from Continuing Operations:
Basic	.36	.50	.54	.67
Diluted	.35	.49	.53	.65
Earnings per Share:
Basic	.36	.50	.54	.67
Diluted	.35	.49	.53	.65

            Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $13.6 million.
(b)	Costs of $12.5 million.
(c)	Costs of $13.8 million.
(d)	Costs of $29.1 million and after-tax loss of $1.0 million related to the company’s discontinued operations.

Note 17.	Subsequent Events

Planned Sale of Businesses

    In February 2011, the company entered separate agreements to sell its Athena Diagnostics business (Athena), part of the Analytical Technologies segment, for $740 million in cash and its Lancaster Laboratories business (Lancaster), part of the Laboratory Products and Services segment, for $200 million in cash. Revenues and operating income of the two businesses aggregated approximately $225 million and $60 million, respectively, in 2010. Athena provides diagnostic testing for neurological and other diseases, with an emphasis on gene-based tests. Lancaster is a contract-testing laboratory that provides analytical laboratory services. The sales are subject to regulatory approvals and other closing conditions.

Issuance of Debt

    On February 22, 2011, the company issued $2.2 billion principal amount of senior notes, as detailed below, to fund its pending acquisition of Dionex (see Note 2) and for general corporate purposes. All of these notes are subject to a special mandatory redemption provision. If the company does not consummate the Dionex acquisition by September 30, 2011, the company will be required to redeem all of the notes in whole at a redemption price of 101% of the aggregate principal, plus accrued and unpaid interest.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Subsequent Events (continued)

2.05% Senior Notes due 2014

On February 22, 2011, the company issued $300 million principal amount of 2.05% Senior Notes due 2014. Interest on the notes is payable on February 21 and August 21 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

At the issuance of debt, the company entered into six-month LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 2.05% Notes and the payment dates of the swaps coincide with the payment dates of the 2.05% Notes. The swap contracts provide for the company to pay a variable interest rate of six-month USD LIBOR plus a spread of 0.4112% (0.88% at February 22, 2011) and to receive a fixed interest rate of 2.05%. The variable interest rate resets semi-annually. The swaps will be accounted for as a fair value hedge of the 2.05% Notes.

3.20% Senior Notes due 2016

On February 22, 2011, the company issued $900 million principal amount of 3.20% Senior Notes due 2016. Interest on the notes is payable on March 1 and September 1 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

4.50% Senior Notes due 2021

On February 22, 2011, the company issued $1.00 billion principal amount of 4.50% Senior Notes due 2021. Interest on the notes is payable on March 1 and September 1 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2010	$47.2	$2.2	$0.4	$(10.6)	$0.7	$39.9

Year Ended December 31, 2009	$43.1	$7.3	$1.0	$(6.7)	$2.5	$47.2

Year Ended December 31, 2008	$49.5	$5.5	$0.2	$(11.9)	$(0.2)	$43.1

(In millions)	Balance at Beginning of Year	Provision Charged to Expense (c)	Activity Charged to Reserve	Other (d)	Balance at End of Year

Accrued Restructuring Costs (b)

Year Ended December 31, 2010	$32.2	$33.6	$(47.9)	$(1.1)	$16.8

Year Ended December 31, 2009	$20.8	$61.8	$(50.8)	$0.4	$32.2

Year Ended December 31, 2008	$19.4	$37.5	$(35.6)	$(0.5)	$20.8

(a)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)	The nature of activity in this account is described in Note 14.
(c)	Excludes $27 million of non-cash expense, net, in 2010 and $1 million and $2 million of non-cash income, net in 2009 and 2008, respectively, as described in Note 14.
(d)	Represents the effects of currency translation.

Financial Statement Index