Form 10-Q
period 2011-04-02
THERMO FISHER SCIENTIFIC INC.
filed 2011-05-06
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended April 2, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 2, 2011
Common Stock, $1.00 par value	383,259,036

PART I          FINANCIAL INFORMATION

Item 1.           Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	April 2,	December 31,
(In millions)	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$2,788.7	$917.1
Short-term investments, at quoted market value (cost of $5.8 and $9.6)	5.2	8.9
Accounts receivable, less allowances of $41.2 and $39.2	1,565.5	1,473.8
Inventories:
Raw materials	297.3	281.6
Work in process	136.8	108.4
Finished goods	829.9	782.9
Deferred tax assets	183.8	181.3
Other current assets	382.1	381.0

	6,189.3	4,135.0

Property, Plant and Equipment, at Cost	2,283.4	2,199.2
Less: Accumulated depreciation and amortization	(894.4)	(839.0)

	1,389.0	1,360.2

Acquisition-related Intangible Assets, net of Accumulated Amortization of $2,705.8 and $2,539.1	5,857.0	5,913.7

Other Assets	957.3	944.8

Goodwill	9,038.0	8,995.7

	$23,430.6	$21,349.4

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)
(Unaudited)

	April 2,	December 31,
(In millions except share amounts)	2011	2010

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$2,499.4	$105.8
Accounts payable	616.9	546.7
Accrued payroll and employee benefits	251.2	304.5
Accrued income taxes	32.4	59.2
Deferred revenue	193.2	158.2
Other accrued expenses	552.9	535.4

	4,146.0	1,709.8

Deferred Income Taxes	1,606.0	1,626.1

Other Long-term Liabilities	623.1	621.2

Long-term Obligations	1,800.8	2,031.3

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 403,444,913 and 401,779,152 shares issued	403.4	401.8
Capital in excess of par value	10,085.4	10,019.7
Retained earnings	5,638.6	5,386.4
Treasury stock at cost, 20,185,877 and 10,409,268 shares	(1,036.7)	(490.5)
Accumulated other comprehensive items	164.0	43.6

	15,254.7	15,361.0

	$23,430.6	$21,349.4

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	April 2,	April 3,
(In millions except per share amounts)	2011	2010

Revenues
Product revenues	$2,336.1	$2,282.4
Service revenues	385.3	344.5

	2,721.4	2,626.9

Costs and Operating Expenses:
Cost of product revenues	1,354.8	1,350.1
Cost of service revenues	246.3	210.4
Selling, general and administrative expenses	708.7	698.3
Research and development expenses	74.8	66.1
Restructuring and other costs, net	15.3	17.4

	2,399.9	2,342.3

Operating Income	321.5	284.6
Other Expense, Net	(22.5)	(24.9)

Income from Continuing Operations Before Provision for Income Taxes	299.0	259.7
Provision for Income Taxes	(51.8)	(35.1)

Income from Continuing Operations	247.2	224.6
Income from Discontinued Operations (net of income tax provision of $3.6 and $3.2)	5.5	5.2
(Loss) Gain on Disposal of Discontinued Operations, Net (net of income tax benefit of $0.3 in 2011; net of income tax provision of $1.5 in 2010)	(0.5)	2.5

Net Income	$252.2	$232.3

Earnings per Share from Continuing Operations
Basic	$.64	$.55
Diluted	$.63	$.54

Earnings per Share
Basic	$.65	$.57
Diluted	$.64	$.56

Weighted Average Shares
Basic	388.6	409.6
Diluted	394.6	418.2

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Operating Activities
Net Income	$252.2	$232.3
Income from discontinued operations	(5.5)	(5.2)
Loss (gain) on disposal of discontinued operations	0.5	(2.5)

Income from continuing operations	247.2	224.6

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	184.3	193.6
Change in deferred income taxes	(43.0)	(44.6)
Non-cash stock-based compensation	21.6	18.8
Non-cash interest expense on convertible debt	1.4	3.4
Tax benefits from stock-based compensation awards	(6.4)	(4.8)
Other non-cash expenses, net	10.6	16.8
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(64.0)	(103.7)
Inventories	(63.1)	(34.6)
Other assets	9.0	(21.9)
Accounts payable	68.3	73.7
Other liabilities	(32.0)	19.2
Contributions to retirement plans	(8.0)	(4.9)

Net cash provided by continuing operations	325.9	335.6
Net cash provided by discontinued operations	12.7	7.5

Net cash provided by operating activities	338.6	343.1

Investing Activities
Acquisitions, net of cash acquired	(23.7)	(229.1)
Purchase of property, plant and equipment	(63.7)	(49.1)
Proceeds from sale of property, plant and equipment	0.9	1.0
Other investing activities, net	(0.4)	0.8

Net cash used in continuing operations	(86.9)	(276.4)
Net cash used in discontinued operations	(2.0)	(1.5)

Net cash used in investing activities	$(88.9)	$(277.9)

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Financing Activities
Net proceeds from issuance of debt	$2,176.4	$—
Settlement of convertible debt	(35.2)	(206.9)
Redemption and repayment of long-term obligations	(0.3)	(2.5)
Purchases of company common stock	(537.5)	—
Net proceeds from issuance of company common stock	44.5	26.8
Tax benefits from stock-based compensation awards	6.4	4.8
Decrease in short-term notes payable	(2.8)	(0.3)

Net cash provided by (used in) financing activities	1,651.5	(178.1)

Exchange Rate Effect on Cash	(29.6)	(19.5)

Increase (Decrease) in Cash and Cash Equivalents	1,871.6	(132.4)
Cash and Cash Equivalents at Beginning of Period	917.1	1,564.1

Cash and Cash Equivalents at End of Period	$2,788.7	$1,431.7

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$2.1	$330.5
Cash paid for acquired businesses	(1.1)	(244.6)

Fair value of liabilities assumed of acquired businesses	$1.0	$85.9

Issuance of stock upon vesting of restricted stock units	$21.6	$14.9

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.         General

            The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 2, 2011, the results of operations for the three-month periods ended April 2, 2011, and April 3, 2010, and the cash flows for the three-month periods ended April 2, 2011, and April 3, 2010. Interim results are not necessarily indicative of results for a full year.

            The consolidated balance sheet presented as of December 31, 2010, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC).

            The results of two businesses have been classified and presented as discontinued operations in the accompanying financial statements (Note 2). Prior period results have been adjusted to conform to this presentation.

2.         Acquisitions and Dispositions

Acquisitions

            On December 13, 2010, the company and Dionex Corporation, a leading manufacturer and marketer of chromatography systems, announced that their Boards of Directors unanimously approved a transaction under which Thermo Fisher would acquire all of the outstanding shares of Dionex for $118.50 per share in cash, or a total purchase price of approximately $2.1 billion. Dionex, headquartered in Sunnyvale, California, is a global leader in the manufacturing and marketing of ion and liquid chromatography and sample preparation systems, consumables, and software for chemical analysis. Dionex systems are used worldwide in environmental analysis and by the life sciences, chemical, petrochemical, food and beverage, power generation, and electronics industries. Their expertise in applications and instrumentation helps analytical scientists to evaluate and develop pharmaceuticals, establish environmental regulations, and produce better industrial products. The transaction is subject to a majority of the outstanding shares of Dionex having been tendered and certain regulatory approvals. Under the terms of the agreement, the company has commenced a tender offer, which expires on May 13, 2011, unless further extended, to acquire all of the outstanding shares of Dionex common stock for $118.50 per share in cash.

            In the first three months of 2011, the Laboratory Products and Services segment acquired operating assets of a Singapore-based distributor of laboratory equipment and consumables for $2 million.

            The company made contingent purchase price payments totaling $28 million in the first three months of 2011, for acquisitions completed prior to 2011. The payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

            The company’s acquisitions have historically been made at prices above the fair value of the acquired identifiable assets, resulting in goodwill, due to expectations of the synergies that will be realized by combining the businesses. These synergies include the elimination of redundant facilities, functions and staffing; use of the company’s existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand sales of company products.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

2.         Acquisitions and Dispositions (continued)

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

            The company’s results would not have been materially different from its reported results had the company’s 2011 and 2010 acquisitions occurred at the beginning of 2010.

Dispositions

            On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena), part of the Analytical Technologies segment, for $740 million in cash and its Lancaster Laboratories business (Lancaster), part of the Laboratory Products and Services segment, for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. Revenues and operating income of the two businesses aggregated approximately $225 million and $60 million, respectively, in 2010. Athena provides diagnostic testing for neurological and other diseases, with an emphasis on gene-based tests. Lancaster is a contract-testing laboratory that provides analytical laboratory services. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented. Operating results and balance sheet data of the discontinued operations were as follows:

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Revenues	$54.3	$49.9
Pre-tax Income	9.1	8.5

	April 2,	December 31,
	2011	2010

Other Current Assets	$54.9	$64.8
Other Assets	448.0	451.0
Other Accrued Expenses	14.1	17.6
Other Long-term Liabilities	53.2	58.4

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

3.         Business Segment Information

            The company’s continuing operations fall into two business segments, Analytical Technologies and Laboratory Products and Services.

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Revenues
Analytical Technologies	$1,177.7	$1,083.4
Laboratory Products and Services	1,685.3	1,670.6
Eliminations	(141.6)	(127.1)

Consolidated revenues	2,721.4	2,626.9

Segment Income
Analytical Technologies (a)	247.6	223.3
Laboratory Products and Services (a)	230.6	231.6

Subtotal reportable segments (a)	478.2	454.9

Cost of revenues charges	(2.9)	(5.1)
Selling, general and administrative charges, net	(3.1)	(1.1)
Restructuring and other costs, net	(15.3)	(17.4)
Amortization of acquisition-related intangible assets	(135.4)	(146.7)

Consolidated operating income	321.5	284.6
Other expense, net (b)	(22.5)	(24.9)

Income from continuing operations before provision for income taxes	$299.0	$259.7

Depreciation
Analytical Technologies	$22.5	$21.7
Laboratory Products and Services	26.4	25.2

Consolidated depreciation	$48.9	$46.9

(a)  Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and
       amortization of acquisition-related intangibles.
(b)  The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

4.         Other Expense, Net

            The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Interest Income	$5.0	$2.4
Interest Expense	(27.8)	(22.3)
Other Items, Net	0.3	(5.0)

	$(22.5)	$(24.9)

5.         Stock-based Compensation Expense

            The components of pre-tax stock-based compensation expense for the company’s continuing operations are as follows:

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Stock Option Awards	$13.0	$11.4
Restricted Share/Unit Awards	8.6	7.4

Total Stock-based Compensation Expense	$21.6	$18.8

            Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Cost of Revenues	$1.5	$1.3
Selling, General and Administrative Expenses	19.6	17.1
Research and Development Expenses	0.5	0.4

Total Stock-based Compensation Expense	$21.6	$18.8

No stock-based compensation expense has been capitalized in inventories due to immateriality.

Unrecognized compensation cost related to unvested stock options and restricted stock totaled approximately $121 million and $62 million, respectively, as of April 2, 2011, and is expected to be recognized through 2015 with weighted average amortization periods of 3.0 years and 2.5 years, respectively.

During the first three months of 2011, the company made equity compensation grants to employees consisting of 0.5 million restricted shares/units and options to purchase 3.4 million shares.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

6.         Pension and Other Postretirement Benefit Plans

            Employees of a number of the company’s non-U.S. and certain U.S. subsidiaries participate in defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. The company also has postretirement healthcare programs at several acquired businesses in which certain employees at those businesses are eligible to participate. The costs of the healthcare program are funded on a self-insured and insured-premium basis. Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Service Cost	$3.1	$2.8
Interest Cost on Benefit Obligation	13.4	13.2
Expected Return on Plan Assets	(14.3)	(13.8)
Amortization of Net Loss	1.4	0.5

Net Periodic Benefit Cost	$3.6	$2.7

            Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Service Cost	$0.2	$0.1
Interest Cost on Benefit Obligation	0.5	0.5
Amortization of Net Gain	(0.1)	(0.1)

Net Periodic Benefit Cost	$0.6	$0.5

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

7.         Earnings per Share

            Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	April 2,	April 3,
(In millions except per share amounts)	2011	2010

Income from Continuing Operations	$247.2	$224.6
Income from Discontinued Operations	5.5	5.2
(Loss) Gain on Disposal of Discontinued Operations, Net	(0.5)	2.5

Net Income	252.2	232.3

Income Allocable to Participating Securities	—	—

Net Income for Earnings per Share	$252.2	$232.3

Basic Weighted Average Shares	388.6	409.6
Effect of:
Convertible debentures	2.2	5.4
Stock options and restricted stock/units	3.8	3.2

Diluted Weighted Average Shares	394.6	418.2

Basic Earnings per Share:
Continuing operations	$.64	$.55
Discontinued operations	.01	.02

	$.65	$.57

Diluted Earnings per Share:
Continuing operations	$.63	$.54
Discontinued operations	.01	.02

	$.64	$.56

Options to purchase 8.3 million and 8.2 million shares of common stock were not included in the computation of diluted earnings per share for the first three months of 2011 and 2010, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

8.         Debt and Other Financing Arrangements

            On February 22, 2011, the company issued $2.2 billion principal amount of senior notes, as detailed below, to fund its pending acquisition of Dionex (see Note 2) and for general corporate purposes. All of these notes are subject to a special mandatory redemption provision. If the company does not consummate the Dionex acquisition by September 30, 2011, the company will be required to redeem all of the notes in whole at a redemption price of 101% of the aggregate principal, plus accrued and unpaid interest. Accordingly, the notes have been classified as a short-term obligation pending the completion of the Dionex acquisition.

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

At the issuance of debt, the company entered into six-month LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 2.05% Notes and the payment dates of the swaps coincide with the payment dates of the 2.05% Notes. The swap contracts provide for the company to pay a variable interest rate of six-month USD LIBOR plus a spread of 0.4112% (0.88% at April 2, 2011) and to receive a fixed interest rate of 2.05%. The variable interest rate resets semi-annually. The swaps have been accounted for as a fair value hedge of the 2.05% Notes.

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

Redemption of Convertible Notes

During the first quarter of 2011, following issuance of a redemption notice by the company, holders of the company’s 3.25% Senior Subordinated Convertible Notes due 2024 exercised conversion rights for substantially all of the remaining $329 million in par value. The company paid the principal and the premium due upon conversion in cash for a total outlay of $452 million of which $35 million was paid in the first quarter of 2011 and the remainder was paid early in the second quarter. The principal had been reclassified to a current liability at April 2, 2011, and the premium was charged to capital in excess of par value when paid.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

8.         Debt and Other Financing Arrangements (continued)

            The amount of interest expense on the convertible debt recognized in the accompanying statement of income is as follows:

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Contractual Coupon Interest	$1.8	$2.9
Amortization of Discount on Convertible Debt	1.4	3.4

Interest Expense	$3.2	$6.3

Effective Interest Rate	3.8%	4.0%

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

10.       Comprehensive Income and Shareholders’ Equity

            Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet. The components of comprehensive income are as follows:

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Net Income	$252.2	$232.3

Other Comprehensive Items:
Currency translation adjustment	119.8	(140.5)
Unrealized gains on available-for-sale investments, net of tax	0.4	0.3
Unrealized gains on hedging instruments, net of tax provision	0.1	0.1
Pension and other postretirement benefit liability adjustments, net of tax	0.1	0.8

	120.4	(139.3)

Comprehensive Income	$372.6	$93.0

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2011. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, mutual funds holding publicly traded securities, derivative contracts used to hedge the company’s currency and interest rate risks and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

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

            The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2011:

	April 2,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$2,201.4	$2,201.4	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	34.1	34.1	—	—
Insurance contracts	48.5	—	48.5	—
Auction rate securities	4.5	—	—	4.5
Derivative contracts	35.9	—	35.9	—

Total Assets	$2,324.4	$2,235.5	$84.4	$4.5

Liabilities
Derivative contracts	$4.2	$—	$4.2	$—
Contingent consideration	3.8	—	—	3.8

Total Liabilities	$8.0	$—	$4.2	$3.8

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Fair Value Measurements and Fair Value of Financial Instruments (continued)

            The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

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

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Auction Rate Securities
Beginning Balance	$4.6	$5.4
Sale of securities	(0.1)	(0.2)

Ending Balance	$4.5	$5.2

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Fair Value Measurements and Fair Value of Financial Instruments (continued)

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Contingent Consideration
Beginning Balance	$28.7	$0.6
Additions	—	21.7
Payments	(25.0)	—
Currency translation	0.1	—

Ending Balance	$3.8	$22.3

The notional amounts of derivative contracts outstanding, primarily consisting of interest rate swaps and, to a lesser extent, foreign currency exchange contracts on intercompany debt, totaled $2.12 billion and $1.78 billion at April 2, 2011 and December 31, 2010, respectively. The fair value of such contracts is the estimated amount that the company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates.

The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	April 2,	December 31,	April 2,	December 31,
(In millions)	2011	2010	2011	2010

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$35.5	$37.3	$—	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (b)	0.4	2.8	4.2	3.5

Total derivatives	$35.9	$40.1	$4.2	$3.5

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

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

11.       Fair Value Measurements and Fair Value of Financial Instruments (continued)

	Gain (Loss) Recognized
	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Derivatives Designated as Fair Value Hedges
Interest rate contracts	$6.4	$3.4
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts	(26.7)	17.9

            Gains and losses recognized on interest rate and foreign currency exchange contracts are included in the consolidated statement of income under the caption other expense, net, together with the corresponding, offsetting losses and gains on the underlying hedged transactions.

Fair Value of Other Financial Instruments

            The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	April 2, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$7.1	$7.1	$7.4	$7.4

Debt Obligations:
Convertible obligations	$302.3	$416.8	$327.9	$461.4
Senior notes	3,976.3	4,045.7	1,784.9	1,806.3
Other	21.6	21.6	24.3	24.3

	$4,300.2	$4,484.1	$2,137.1	$2,292.0

            The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

12.       Warranty Obligations

            Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Three Months Ended
	April 2,	April 3,
(In millions)	2011	2010

Beginning Balance	$41.7	$45.2
Provision charged to income	11.0	10.8
Usage	(12.7)	(10.1)
Adjustments to previously provided warranties, net	(0.1)	0.4
Other, net	1.5	(0.8)

Ending Balance	$41.4	$45.5

13.       Restructuring and Other Costs, Net

            Restructuring costs in the first three months of 2011 in both segments primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the consolidation of a manufacturing and sales facility in Finland of an acquired business with an existing facility in that country. As of May 6, 2011, the company has identified restructuring actions that will result in additional charges of approximately $35 million, primarily in the remainder of 2011.

            During the first quarter of 2011, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.8	$2.1	$—	$2.9
Selling, General and Administrative Expenses	3.1	—	—	3.1
Restructuring and Other Costs, Net	11.6	3.5	0.2	15.3

	$15.5	$5.6	$0.2	$21.3

            The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

            The Analytical Technologies segment recorded $15.5 million of net restructuring and other charges in the first quarter of 2011. The segment recorded charges to cost of revenues of $0.8 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $3.1 million for transaction costs, net, primarily related to the pending Dionex acquisition (Note 2); and $11.6 million of other restructuring costs, substantially all of which were cash costs. These cash costs were primarily associated with headcount reductions and facility consolidations to streamline operations, including the consolidation of a manufacturing and sales facility in Finland of an acquired business with an existing facility in that country. The cash costs consisted of $7.2 million of severance for approximately 80 employees; $4.0 million of abandoned facility costs; and $0.6 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

13.       Restructuring and Other Costs, Net (continued)

Laboratory Products and Services

            The Laboratory Products and Services segment recorded $5.6 million of net restructuring and other charges in the first quarter of 2011. The segment recorded charges to cost of revenues of $2.1 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation and $3.5 million of cash costs. The cash costs, which were associated with headcount reductions and facility consolidations, included $2.7 million of severance for approximately 110 employees; $0.4 million of abandoned facility costs; and $0.4 million of other cash costs associated with restructuring actions.

Corporate

            The company recorded $0.2 million in restructuring charges at its corporate operations, all of which were cash costs for severance, in the first three months of 2011.

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

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

13.       Restructuring and Other Costs, Net (continued)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2010 Restructuring Plans
Balance At December 31, 2010	$8.1	$5.2	$0.1	$13.4
Costs incurred in 2011 (b)	0.1	0.4	—	0.5
Payments	(1.3)	(1.0)	—	(2.3)
Currency translation	0.4	0.1	—	0.5

Balance At April 2, 2011	$7.3	$4.7	$0.1	$12.1

2010 Restructuring Plans
Balance At December 31, 2010	$2.2	$0.5	$0.1	$2.8
Costs incurred in 2011 (b)	1.2	—	0.4	1.6
Payments	(1.2)	(0.2)	(0.3)	(1.7)
Currency translation	0.1	—	—	0.1

Balance At April 2, 2011	$2.3	$0.3	$0.2	$2.8

2011 Restructuring Plans
Costs incurred in 2011 (b)	$8.8	$4.0	$0.6	$13.4
Payments	(4.6)	(0.7)	(0.3)	(5.6)
Currency translation	—	0.2	—	0.2

Balance At April 2, 2011	$4.2	$3.5	$0.3	$8.0

(a)  Other includes employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)  Excludes an aggregate of $0.2 million of non-cash income, net.

The company expects to pay accrued restructuring costs as follows: severance and other costs, primarily through 2011; and abandoned-facility payments, over lease terms expiring through 2018.

THERMO FISHER SCIENTIFIC INC.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The results of two businesses sold on April 4, 2011, have been classified and presented as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation. The results discussed below refer to the company’s continuing operations unless otherwise noted.

	Three Months Ended
	April 2,		April 3,
(Dollars in millions)	2011		2010

Revenues
Analytical Technologies	$1,177.7	43.3%	$1,083.4	41.2%
Laboratory Products and Services	1,685.3	61.9%	1,670.6	63.6%
Eliminations	(141.6)	(5.2)%	(127.1)	(4.8)%

	$2,721.4	100%	$2,626.9	100%

Sales in the first quarter of 2011 were $2.72 billion, an increase of $95 million from the first quarter of 2010. Aside from the effects of currency translation and acquisitions, net of divestitures (discussed in total and by segment below), revenues increased from 2010 by $25 million (1%). The increase in revenues was primarily due to increased demand, offset in part by lower sales resulting from cessation of a supply contract, discussed below, and lower stimulus-funded sales in Japan as compared to the first quarter of 2010, which together decreased sales by approximately 3 percentage points.

    The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2010. The company’s principal recent acquisitions are described below.

•
Fermentas, a manufacturer and global distributor of enzymes, reagents and kits for molecular and cellular biology research, was acquired in July 2010 to expand the company’s ability to provide complete workflows for genomics research.

THERMO FISHER SCIENTIFIC INC.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview of Results of Operations and Liquidity (continued)

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

            On December 13, 2010, the company and Dionex Corporation, a leading manufacturer and marketer of chromatography systems, announced that their Boards of Directors unanimously approved a transaction under which Thermo Fisher would acquire all of the outstanding shares of Dionex for $118.50 per share in cash, or a total purchase price of approximately $2.1 billion. Dionex, headquartered in Sunnyvale, California, is a global leader in the manufacturing and marketing of ion and liquid chromatography and sample preparation systems, consumables, and software for chemical analysis. Dionex systems are used worldwide in environmental analysis and by the life sciences, chemical, petrochemical, food and beverage, power generation, and electronics industries. Their expertise in applications and instrumentation helps analytical scientists to evaluate and develop pharmaceuticals, establish environmental regulations, and produce better industrial products. The transaction is subject to a majority of the outstanding shares of Dionex having been tendered and certain regulatory approvals. Under the terms of the agreement, the company has commenced a tender offer, which expires on May 13, 2011, unless further extended, to acquire all of the outstanding shares of Dionex common stock for $118.50 per share in cash.

            In the first quarter of 2011, operating income and operating income margin were $322 million and 11.8%, respectively, compared with $285 million and 10.8%, respectively, in 2010. The increases in operating income and operating income margin were primarily due to productivity improvements, global sourcing initiatives, lower operating costs following restructuring actions and, to a lesser extent, profit on incremental sales. In addition, amortization expense decreased by $11 million in the first quarter of 2011, primarily due to the completion of amortization of acquisition-related intangibles from a 2005 acquisition.

            The company’s effective tax rates were 17.3% and 13.5% in the first quarter of 2011 and 2010, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. In addition, the tax provision in the first quarter of 2011 was unfavorably affected by $6.9 million, or 2.3 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate for the full year 2011 to be between 15.5% and 17.5% based on currently forecasted profitability in the countries in which the company conducts business. The tax provision in the first quarter of 2010 was favorably affected by $1.9 million or 0.7 percentage points resulting from the resolution of tax audits.

            Income from continuing operations increased to $247 million in the first quarter of 2011, from $225 million in the first quarter of 2010, primarily due to the items discussed above that increased operating income, offset in part by a higher tax rate.

            During the first three months of 2011, the company’s cash flow from operations totaled $339 million (including $13 million from discontinued operations), compared with $343 million (including $8 million from discontinued operations) for the first three months of 2010. The decrease resulted primarily from increases in working capital items, particularly inventories, to support the growth in sales.

            As of April 2, 2011, the company’s outstanding debt totaled $4.30 billion. In addition, the company has an unsecured revolving credit agreement expiring in August 2012 with available capacity of $953 million at April 2, 2011. The company issued senior notes in February 2011 to fund the pending Dionex acquisition. If the company does not consummate the Dionex acquisition by September 30, 2011, the company will be required to redeem all of the notes in whole at a redemption price of 101% of the aggregate principal, plus accrued and unpaid interest. Accordingly, the notes have been classified as a short-term obligation pending the completion of the Dionex acquisition (See Note 8).

THERMO FISHER SCIENTIFIC INC.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview of Results of Operations and Liquidity (continued)

            The company believes that its existing cash and short-term investments of $2.79 billion as of April 2, 2011, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to fund the acquisition of Dionex and to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates

            The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2010, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first three months of 2011.

Results of Operations

First Quarter 2011 Compared With First Quarter 2010

Continuing Operations

	Three Months Ended
	April 2,	April 3,	Total	Currency	Acquisitions/
(In millions)	2011	2010	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$1,177.7	$1,083.4	$94.3	$13.9	$27.3	$53.1
Laboratory Products and Services	1,685.3	1,670.6	14.7	14.9	13.5	(13.7)
Eliminations	(141.6)	(127.1)	(14.5)	(0.4)	—	(14.1)

Consolidated Revenues	$2,721.4	$2,626.9	$94.5	$28.4	$40.8	$25.3

Sales in the first quarter of 2011 were $2.72 billion, an increase of $95 million from the first quarter of 2010. The favorable effects of currency translation resulted in an increase in revenues of $28 million in 2011. Sales increased $41 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues increased $25 million (1%). The increase in revenues was primarily due to increased demand, offset in part by lower sales resulting from cessation of a supply contract, discussed below, and lower stimulus-funded sales in Japan as compared to the first quarter of 2010, which together decreased sales by approximately 3 percentage points. Sales were stronger in Europe as the North America and Asia markets were affected by the supply contract termination and Japan stimulus funded spending in 2010, respectively.

THERMO FISHER SCIENTIFIC INC.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

In the first quarter of 2011, operating income and operating income margin were $322 million and 11.8%, respectively, compared with $285 million and 10.8%, respectively, in 2010. The increases in operating income and operating income margin were primarily due to productivity improvements, global sourcing initiatives, lower operating costs following restructuring actions and, to a lesser extent, profit on incremental sales. In addition, amortization expense decreased by $11 million in the first quarter of 2011, primarily due to the completion of amortization of acquisition-related intangibles from a 2005 acquisition.

In the first quarter of 2011, the company recorded restructuring and other costs, net, of $21 million, including $3 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $3 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisition of Dionex. The company incurred $15 million of cash costs, primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of a manufacturing and sales facility of an acquired business in Finland with an existing facility in that country.

In the first quarter of 2010, the company recorded restructuring and other costs, net, of $24 million, including $5 million of charges to cost of revenues related to the sale of inventory revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs related to the acquisition of Finnzymes. The company incurred $12 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred a $6 million charge on a patent infringement claim initiated prior to a business unit’s acquisition by the company.

As of May 6, 2011, the company has identified restructuring actions that will result in additional charges of approximately $35 million in 2011 and expects to identify additional actions during the remainder of 2011. The restructuring actions initiated in the first three months of 2011 are expected to result in annual cost savings of approximately $20 million.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

	Three Months Ended
	April 2,	April 3,
(Dollars in millions)	2011	2010	Change

Revenues
Analytical Technologies	$1,177.7	$1,083.4	9%
Laboratory Products and Services	1,685.3	1,670.6	1%
Eliminations	(141.6)	(127.1)	11%

Consolidated Revenues	$2,721.4	$2,626.9	4%

Segment Income
Analytical Technologies	$247.6	$223.3	11%
Laboratory Products and Services	230.6	231.6	0%

Subtotal Reportable Segments	478.2	454.9	5%

Cost of Revenues Charges	(2.9)	(5.1)
Selling, General and Administrative Charges, Net	(3.1)	(1.1)
Restructuring and Other Costs, Net	(15.3)	(17.4)
Amortization of Acquisition-related Intangible Assets	(135.4)	(146.7)

Consolidated Operating Income	$321.5	$284.6	13%

Reportable Segments Operating Income Margin	17.6%	17.3%

Consolidated Operating Income Margin	11.8%	10.8%

Income from the company’s reportable segments increased 5% to $478 million in the first quarter of 2011 due primarily to profit on incremental sales and, to a lesser extent, productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions. The company also refers to this measure as adjusted operating income.

   Analytical Technologies

	Three Months Ended
	April 2,	April 3,
(Dollars in millions)	2011	2010	Change

Revenues	$1,177.7	$1,083.4	9%

Operating Income Margin	21.0%	20.6%	0.4

Sales in the Analytical Technologies segment increased $94 million to $1.18 billion in the first quarter of 2011. The favorable effects of currency translation resulted in an increase in revenue of $14 million in 2011. Sales increased $27 million due to acquisitions. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues increased $53 million (5%) primarily due to increased demand. Demand was particularly strong for process instruments and clinical diagnostics products. The increase in revenues was offset in part by lower stimulus-funded sales in Japan in the first quarter of 2011 which decreased growth by 5 percentage points.

THERMO FISHER SCIENTIFIC INC.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

Operating income margin was 21.0% in the first quarter of 2011 and 20.6% in the first quarter of 2010. The increase resulted from profit on incremental sales and, to a lesser extent, productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions. These increases were offset in part by higher spending on research and development initiatives.

   Laboratory Products and Services

	Three Months Ended
	April 2,	April 3,
(Dollars in millions)	2011	2010	Change

Revenues	$1,685.3	$1,670.6	1%

Operating Income Margin	13.7%	13.9%	(0.2)

Sales in the Laboratory Products and Services segment increased $15 million to $1.69 billion in the first quarter of 2011. The favorable effects of currency translation resulted in an increase in revenues of $15 million in 2011. Sales increased $14 million due to acquisitions. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues decreased $14 million (1%) primarily due to cessation of a supply contract, discussed below, offset in part by increased demand for biopharma outsourcing services and flu products.

In November 2009, a significant supplier of the company’s healthcare market channel notified the company that it intended to cease an existing supply arrangement in mid-2010. The company believes this was in part a response to the company’s strategic decision to expand its product offerings to provide its customers with a broader menu of diagnostic solutions. The company has signed an agreement with an alternative supplier of laboratory products and has begun selling these and other products from the new supplier offsetting a portion of the drop in revenue. As a result of these events, sales were unfavorably affected by $31 million, net, in the first quarter of 2011 compared with the first quarter of 2010. The company expects that cessation of the supply contract will continue to unfavorably affect revenue growth by approximately $25 million in the second quarter of 2011.

Operating income margin decreased to 13.7% in the first quarter of 2011 from 13.9% in the first quarter of 2010, primarily due to the loss of the supply contract and strategic investments including expansion of the commercial organization in the Asia/Pacific region and information technology initiatives in Europe, offset in part by productivity improvements.

Other Expense, Net

The company reported other expense, net, of $23 million and $25 million in the first quarter of 2011 and 2010, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. The decrease was primarily due to higher interest income and lower other expense, offset in part by a $6 million increase in interest expense related to the debt issued to fund the pending Dionex acquisition.

Provision for Income Taxes

The company’s effective tax rates were 17.3% and 13.5% in the first quarter of 2011 and 2010, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. In addition, the tax provision in the first quarter of 2011 was unfavorably affected by $6.9 million, or 2.3 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate for the full year 2011 to be between 15.5% and 17.5% based on currently forecasted profitability in the countries in which the company conducts business. The tax provision in the first quarter of 2010 was favorably affected by $1.9 million or 0.7 percentage points resulting from the resolution of tax audits.

THERMO FISHER SCIENTIFIC INC.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations (continued)

Contingent Liabilities

The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome in one or more of the matters described under “Litigation and Related Contingencies” in Note 9 could materially affect the company’s financial position as well as its results of operations and cash flows.

Discontinued Operations

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena), part of the Analytical Technologies segment, for $740 million in cash and its Lancaster Laboratories business (Lancaster), part of the Laboratory Products and Services segment, for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. Revenues and operating income of the two businesses aggregated approximately $225 million and $60 million, respectively, in 2010. Athena provides diagnostic testing for neurological and other diseases, with an emphasis on gene-based tests. Lancaster is a contract-testing laboratory that provides analytical laboratory services. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented (Note 2). After-tax income from discontinued operations was $5.5 million and $5.2 million, in the first quarters of 2011 and 2010, respectively.

During the first quarter of 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

Liquidity and Capital Resources

Consolidated working capital was $2.04 billion at April 2, 2011, compared with $2.43 billion at December 31, 2010. Included in working capital were cash, cash equivalents and short-term investments of $2.79 billion at April 2, 2011 and $0.93 billion at December 31, 2010. The increase in cash was primarily due to the issuance of debt to fund the pending Dionex acquisition.

First Three Months of 2011

Cash provided by operating activities was $339 million during the first three months of 2011. Increases in accounts receivable and inventory used cash of $64 million and $63 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $68 million, primarily due to the timing of payments. Cash payments for income taxes totaled $115 million in the first three months of 2011, compared with $52 million in the first three months of 2010 due to timing of payments and, to a lesser extent, an increase in taxable income. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $10 million during the first three months of 2011.

During the first three months of 2011, the company’s primary investing activities included the purchase of property, plant and equipment and acquisitions. The company expended $64 million for purchases of property, plant and equipment and $24 million for acquisitions, including contingent earn-out payments.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2011, such expenditures will approximate between $285 and $310 million. Other than the issuance of debt discussed in Note 8, the company’s contractual obligations and other commercial commitments did not change materially between December 31, 2010 and April 2, 2011.

THERMO FISHER SCIENTIFIC INC.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources (continued)

The company’s financing activities provided $1.65 billion of cash during the first three months of 2011, principally for the issuance of debt (Note 8) offset in part by the repurchase of $538 million of the company’s common stock. Following issuance of a redemption notice for the remaining $329 million principal outstanding of the company’s 3.25% Senior Subordinated Convertible Notes due 2024, substantially all of the balance was converted for a total cash outlay of $452 million of which $35 million was paid in the first quarter of 2011 and the remainder was paid early in the second quarter. The company’s financing activities also included $45 million of proceeds of employee stock option exercises. On September 8, 2010, the Board of Directors authorized the repurchase of up to $750 million of the company’s common stock through September 8, 2011. On February 23, 2011, the Board of Directors authorized the repurchase of up to an additional $750 million of the company’s common stock through February 22, 2012. At April 2, 2011, $700 million was available for future repurchases of the company’s common stock under this authorization.

As of April 2, 2011, the company’s outstanding debt totaled $4.30 billion. In addition, the company has an unsecured revolving credit agreement expiring in August 2012 with available capacity of $953 million at April 2, 2011. The company issued senior notes in February 2011 to fund the pending Dionex acquisition. If the company does not consummate the Dionex acquisition by September 30, 2011, the company will be required to redeem all of the notes in whole at a redemption price of 101% of the aggregate principal, plus accrued and unpaid interest. Accordingly, the notes have been classified as a short-term obligation pending the completion of the Dionex acquisition (See Note 8).

The company believes that its existing cash and short-term investments of $2.79 billion as of April 2, 2011, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement, are sufficient to fund the acquisition of Dionex and to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Three Months of 2010

Cash provided by operating activities was $343 million during the first three months of 2010. Increases in accounts receivable and inventory used cash of $104 million and $35 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $74 million, primarily due to timing of payments. Cash payments for income taxes totaled $52 million in the first three months of 2010.

During the first three months of 2010, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $229 million for acquisitions and $49 million for purchases of property, plant and equipment.

The company’s financing activities used $178 million of cash during the first three months of 2010, principally for the extinguishment of debt, offset in part by $27 million of proceeds of employee stock option exercises.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

            The company’s exposure to market risk from changes in interest rates, currency exchange rates, commodity prices and equity prices has not changed materially from its exposure at year-end 2010.

THERMO FISHER SCIENTIFIC INC.

Item 4.            Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of April 2, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of April 2, 2011, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

            There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 2, 2011, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.         Risk Factors (continued)

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

Demand for some of our products depends on capital spending policies of our customers and on government funding policies. Our customers include pharmaceutical and chemical companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions. Many factors, including public policy spending priorities, available resources and product and economic cycles, have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products.

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2010, currency translation had an unfavorable effect of $19 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, but in the first three months of 2011, currency translation had a favorable effect on revenues of our continuing operations of $28 million due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $9.04 billion and $1.33 billion, respectively, as of April 2, 2011. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Because we compete directly with certain of our larger customers and product suppliers, our results of operations could be adversely affected in the short term if these customers or suppliers abruptly discontinue or significantly modify their relationship with us. Our largest customer in the laboratory products business and our largest customer in the diagnostics business are also significant competitors. Our business may be harmed in the short term if our competitive relationship in the marketplace with these customers results in a discontinuation of their purchases from us. In addition, we manufacture products that compete directly with products that we source from third-party suppliers. We also source competitive products from multiple suppliers. Our business could be adversely affected in the short term if any of our large third-party suppliers abruptly discontinues selling products to us.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.         Risk Factors (continued)

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

Our debt may restrict our investment opportunities or limit our activities. As of April 2, 2011, we had approximately $4.30 billion in outstanding indebtedness. In addition, we had the ability to borrow an additional $953 million under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.         Risk Factors (continued)

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

            A summary of the share repurchase activity for the company’s first quarter of 2011 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal January (Jan. 1 – Feb. 5)	1,200,000	$56.51	1,200,000	$419.7
Fiscal February (Feb. 6 – Mar. 5)	3,303,756	56.51	3,303,756	983.0
Fiscal March (Mar. 6 – Apr. 2)	5,116,872	55.31	5,116,872	700.0

Total First Quarter	9,620,628	$55.87	9,620,628	$700.0

(1)  On September 9, 2010, the company announced a repurchase program authorizing the purchase of up to $750 million of the company's common stock through September 8,
      2011. On February 24, 2011 the company announced a repurchase program authorizing the purchase of up to an additional $750 million of the company's common stock through February 22, 2012. All of the shares of common stock repurchased by the company during the first quarter of 2011 were purchased under these programs.

Item 6.            Exhibits

See Exhibit Index on page 39.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 2011.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Form of Thermo Fisher Scientific Inc.’s February 2011 Restricted Stock Unit Agreement for Directors.*

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended April 2, 2011 and April 3, 2010 (ii) Consolidated Balance Sheets at April 2, 2011, and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010 and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.