Form 10-Q
period 2011-07-02
THERMO FISHER SCIENTIFIC INC.
filed 2011-08-05
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 2, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 2, 2011
Common Stock, $1.00 par value	381,873,011

PART I          FINANCIAL INFORMATION

Item 1.           Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	July 2,	December 31,
(In millions)	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$1,356.1	$917.1
Short-term investments, at quoted market value (cost of $8.2 and $9.6)	7.6	8.9
Accounts receivable, less allowances of $39.9 and $39.2	1,683.4	1,473.8
Inventories:
Raw materials	321.4	281.6
Work in process	139.3	108.4
Finished goods	889.7	782.9
Deferred tax assets	195.2	181.3
Other current assets	412.0	381.0

	5,004.7	4,135.0

Property, Plant and Equipment, at Cost	2,492.6	2,199.2
Less: Accumulated depreciation and amortization	(983.1)	(839.0)

	1,509.5	1,360.2

Acquisition-related Intangible Assets, net of Accumulated Amortization of $2,868.4 and $2,539.1	6,650.6	5,913.7

Other Assets	536.2	944.8

Goodwill	10,372.8	8,995.7

	$24,073.8	$21,349.4

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)
(Unaudited)

	July 2,	December 31,
(In millions except share amounts)	2011	2010

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$18.5	$105.8
Accounts payable	632.9	546.7
Accrued payroll and employee benefits	262.8	304.5
Accrued income taxes	31.1	59.2
Deferred revenue	205.0	158.2
Other accrued expenses	666.5	535.4

	1,816.8	1,709.8

Deferred Income Taxes	1,956.8	1,626.1

Other Long-term Liabilities	625.7	621.2

Long-term Obligations	4,008.8	2,031.3

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 405,896,457 and 401,779,152 shares issued	405.9	401.8
Capital in excess of par value	10,093.6	10,019.7
Retained earnings	6,162.0	5,386.4
Treasury stock at cost, 24,023,446 and 10,409,268 shares	(1,261.8)	(490.5)
Accumulated other comprehensive items	266.0	43.6

	15,665.7	15,361.0

	$24,073.8	$21,349.4

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions except per share amounts)	2011	2010	2011	2010

Revenues
Product revenues	$2,472.6	$2,249.0	$4,808.7	$4,531.4
Service revenues	424.8	346.7	810.1	691.2

	2,897.4	2,595.7	5,618.8	5,222.6

Costs and Operating Expenses:
Cost of product revenues	1,460.2	1,335.8	2,815.0	2,685.9
Cost of service revenues	271.0	211.0	517.3	421.4
Selling, general and administrative expenses	777.2	673.2	1,485.9	1,371.5
Research and development expenses	83.3	69.6	158.1	135.7
Restructuring and other costs, net	39.9	8.2	55.2	25.6

	2,631.6	2,297.8	5,031.5	4,640.1

Operating Income	265.8	297.9	587.3	582.5
Other Expense, Net	(10.2)	(36.8)	(32.7)	(61.7)

Income from Continuing Operations Before Provision for Income Taxes	255.6	261.1	554.6	520.8
Provision for Income Taxes	(38.0)	(32.4)	(89.8)	(67.5)

Income from Continuing Operations	217.6	228.7	464.8	453.3
Income from Discontinued Operations (net of income tax provision of $0.0, $5.5, $3.6 and $8.7)	—	8.6	5.5	13.8
Gain on Disposal of Discontinued Operations, Net (net of income tax provision of $191.2, $0.0, $190.9 and $1.5)	305.8	—	305.3	2.5

Net Income	$523.4	$237.3	$775.6	$469.6

Earnings per Share from Continuing Operations
Basic	$.57	$.56	$1.21	$1.11
Diluted	$.56	$.55	$1.19	$1.09

Earnings per Share
Basic	$1.37	$.58	$2.01	$1.15
Diluted	$1.36	$.57	$1.99	$1.13

Weighted Average Shares
Basic	381.9	409.3	385.3	409.4
Diluted	385.9	415.9	390.3	417.1

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 2,	July 3,
(In millions)	2011	2010

Operating Activities
Net Income	$775.6	$469.6
Income from discontinued operations	(5.5)	(13.8)
Gain on disposal of discontinued operations	(305.3)	(2.5)

Income from continuing operations	464.8	453.3

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	386.9	378.9
Change in deferred income taxes	(78.9)	(132.0)
Non-cash stock-based compensation	41.9	40.8
Non-cash interest expense on convertible debt	1.4	5.3
Non-cash charges for sale of inventories revalued at the date of acquisition	16.6	6.0
Tax benefits from stock-based compensation awards	(15.4)	(7.8)
Other non-cash expenses, net	23.6	24.4
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(66.6)	(99.5)
Inventories	(64.6)	(50.9)
Other assets	(9.6)	(9.4)
Accounts payable	57.7	51.6
Other liabilities	(64.8)	(43.0)
Contributions to retirement plans	(12.8)	(8.7)

Net cash provided by continuing operations	680.2	609.0
Net cash provided by discontinued operations	13.1	17.8

Net cash provided by operating activities	693.3	626.8

Investing Activities
Acquisitions, net of cash acquired	(2,091.3)	(287.8)
Purchase of property, plant and equipment	(122.9)	(105.4)
Proceeds from sale of property, plant and equipment	3.2	2.4
Proceeds from sale of business, net of cash divested	13.8	—
Other investing activities, net	(2.9)	(0.2)

Net cash used in continuing operations	(2,200.1)	(391.0)
Net cash provided by discontinued operations	834.2	0.5

Net cash used in investing activities	$(1,365.9)	$(390.5)

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	July 2,	July 3,
(In millions)	2011	2010

Financing Activities
Net proceeds from issuance of debt	$2,174.4	$741.6
Settlement of convertible debt	(452.0)	(600.8)
Redemption and repayment of long-term obligations	(0.5)	(502.2)
Purchases of company common stock	(762.5)	(187.5)
Net proceeds from issuance of company common stock	141.8	49.4
Tax benefits from stock-based compensation awards	15.4	7.8
Increase (decrease) in short-term notes payable	9.2	(0.1)

Net cash provided by (used in) financing activities	1,125.8	(491.8)

Exchange Rate Effect on Cash	(14.2)	(1.2)

Increase (Decrease) in Cash and Cash Equivalents	439.0	(256.7)
Cash and Cash Equivalents at Beginning of Period	917.1	1,564.1

Cash and Cash Equivalents at End of Period	$1,356.1	$1,307.4

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$2,708.1	$406.1
Cash paid for acquired businesses	(2,182.3)	(305.4)

Fair value of liabilities assumed of acquired businesses	$525.8	$100.7

Issuance of restricted stock	$—	$1.4

Issuance of stock upon vesting of restricted stock units	$21.9	$15.5

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.      General

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 2, 2011, the results of operations for the three- and six-month periods ended July 2, 2011, and July 3, 2010, and the cash flows for the six-month periods ended July 2, 2011, and July 3, 2010. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2010, has been derived from the audited consolidated financial statements as of that date, as adjusted for the reclassification of discontinued operations discussed below. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on July 12, 2011.

The results of two businesses have been classified and presented as discontinued operations in the accompanying financial statements (Note 2). Prior period results have been adjusted to conform to this presentation.

Recent Accounting Pronouncements

In June 2011, new guidance was issued pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance is effective for fiscal years that begin after December 15, 2011. Adoption of this standard will not have an impact on the company’s results of operations or financial position.

In May 2011, the FASB amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The new guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective for the company on January 1, 2012 and is not expected to have a material impact on its financial statements.

2.      Acquisitions and Dispositions

Pending Acquisition

On May 19, 2011, the company entered into an agreement to acquire the Phadia group, a global leader in allergy and autoimmunity diagnostics, headquartered in Sweden, for approximately €1.05 billion in cash and the repayment of certain indebtedness owed by Phadia to the seller and third party lenders. As of the date of the agreement, the amount of this debt totaled approximately €1.41 billion, making the total purchase price approximately $3.51 billion, based on exchange rates at the time of the announcement. The acquisition will be part of the Analytical Technologies segment. The company has available cash on hand and committed short-term financing arrangements of up to $3 billion to purchase Phadia. The company expects, however, to issue long-term debt to replace the short-term financing arrangements. The closing of the transaction is subject to certain conditions, including the receipt of regulatory approvals. Phadia’s revenues in 2010 totaled €367 million (approximately $525 million based on exchange rates at the time of the announcement).

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

2.      Acquisitions and Dispositions (continued)

Acquisitions

On December 13, 2010, the company and Dionex Corporation, a leading manufacturer and marketer of chromatography systems, announced that their Boards of Directors unanimously approved a transaction under which Thermo Fisher would acquire all of the outstanding shares of Dionex. Dionex, headquartered in Sunnyvale, California, is a global leader in the manufacturing and marketing of ion and liquid chromatography and sample preparation systems, consumables, and software for chemical analysis. Dionex systems are used worldwide in environmental analysis and by the life sciences, chemical, petrochemical, food and beverage, power generation, and electronics industries. Their expertise in applications and instrumentation helps analytical scientists to evaluate and develop pharmaceuticals, establish environmental regulations, and produce better industrial products. The Analytical Technologies segment completed the acquisition in May 2011, for a total purchase price of $2.03 billion, net of cash acquired. Revenues of Dionex totaled $420 million in its fiscal year ended June 30, 2010. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $1.32 billion was allocated to goodwill, substantially none of which is tax deductible.

In addition, in the first six months of 2011, the Laboratory Products and Services segment acquired a U.K. based provider of single-use plastic products serving the microbiology, life sciences and clinical markets and certain operating assets of a Singapore-based distributor of laboratory equipment and consumables. The aggregate consideration for these acquisitions was $42 million.

The company made contingent purchase price and post closing adjustment payments totaling $30 million in the first six months of 2011, for acquisitions completed prior to 2011. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

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

The components of the purchase price allocations for 2011 acquisitions are as follows:

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

2.      Acquisitions and Dispositions (continued)

(In millions)	Dionex	Other	Total

Purchase Price
Cash paid	$2,140.8	$41.5	$2,182.3
Debt assumed	3.1	—	3.1
Purchase price payable	—	0.6	0.6
Cash acquired	(114.9)	(0.6)	(115.5)

	$2,029.0	$41.5	$2,070.5

Allocation
Current assets	$228.4	$12.4	$240.8
Property, plant and equipment	87.1	16.0	103.1
Intangible assets:
Customer relationships	495.3	9.4	504.7
Product technology	350.2	6.3	356.5
In-process research and development	18.3	—	18.3
Tradenames and other	35.7	0.7	36.4
Goodwill	1,317.4	11.3	1,328.7
Other assets	4.1	—	4.1
Liabilities assumed	(507.5)	(14.6)	(522.1)

	$2,029.0	$41.5	$2,070.5

The weighted-average amortization periods for intangible assets acquired in 2011 are 9 years for customer relationships, 10 years for product technology and 9 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 10 years.

Had the acquisition of Dionex been completed as of the beginning of 2010, the company’s pro forma results for 2011 and 2010 would have been as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions except per share amounts)	2011	2010	2011	2010

Revenues	$2,953.7	$2,696.8	$5,795.1	$5,427.1

Income from Continuing Operations	$253.3	$214.7	$492.5	$361.0

Net Income	$559.1	$223.3	$803.3	$377.3

Earnings per Share from Continuing Operations:
Basic	$0.66	$0.52	$1.28	$0.88
Diluted	$0.66	$0.52	$1.26	$0.87

Earnings per Share:
Basic	$1.46	$0.55	$2.08	$0.92
Diluted	$1.45	$0.54	$2.06	$0.90

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

2.      Acquisitions and Dispositions (continued)

Pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the business combination:

•
Pre-tax reduction in revenue of $3.8 million and $10.5 million for the three and six months ended July 3, 2010, respectively, and $1.1 million in the six months ended July 2, 2011, due to the impact of revaluing Dionex deferred revenue obligations to fair value.

•	Pre-tax charge to cost of revenues of $24.3 million for the six months ended July 3, 2010 for the sale of Dionex inventories revalued at the date of acquisition.

•	Pre-tax charge of $21.6 million for the six months ended July 3, 2010 relating to monetizing equity awards held by Dionex employees at the date of acquisition.

•	Pre-tax charge of $54.8 million for the six months ended July 3, 2010 for acquisition-related transaction costs incurred by both the company and Dionex.

The company’s results would not have been materially different from its reported results had the company’s other 2011 and 2010 acquisitions occurred at the beginning of 2010.

Dispositions

In May 2011, the company sold a manufacturer of heating equipment for $14 million and recorded a pre-tax loss on sale of $3 million, included in restructuring and other costs, net. Operating results of the business were not material.

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena), part of the Analytical Technologies segment, for $740 million in cash and its Lancaster Laboratories business (Lancaster), part of the Laboratory Products and Services segment, for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. The sale of these businesses resulted in an after-tax gain of approximately $304 million or $0.78 per diluted share. Athena provides diagnostic testing for neurological and other diseases, with an emphasis on gene-based tests. Lancaster is a contract-testing laboratory that provides analytical laboratory services. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented. Operating results and balance sheet data of the discontinued operations were as follows:

	Three
	Months Ended	Six Months Ended
	July 3,	July 2,	July 3,
(In millions)	2010	2011	2010

Revenues	$55.2	$54.3	$105.1
Pre-tax Income	14.0	9.1	22.5

December 31,
2010

Other Current Assets	$64.8
Other Assets	451.0
Other Accrued Expenses	17.6
Other Long-term Liabilities	58.4

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

3.      Business Segment Information

The company’s continuing operations fall into two business segments, Analytical Technologies and Laboratory Products and Services.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Revenues
Analytical Technologies	$1,282.3	$1,074.9	$2,460.0	$2,158.3
Laboratory Products and Services	1,756.9	1,653.7	3,442.2	3,324.3
Eliminations	(141.8)	(132.9)	(283.4)	(260.0)

Consolidated revenues	2,897.4	2,595.7	5,618.8	5,222.6

Segment Income
Analytical Technologies (a)	271.2	213.8	518.8	437.1
Laboratory Products and Services (a)	239.1	233.6	469.7	465.2

Subtotal reportable segments (a)	510.3	447.4	988.5	902.3

Cost of revenues charges	(15.4)	(3.7)	(18.3)	(8.8)
Selling, general and administrative charges, net	(38.0)	0.2	(41.1)	(0.9)
Restructuring and other costs, net	(39.9)	(8.2)	(55.2)	(25.6)
Amortization of acquisition-related intangible assets	(151.2)	(137.8)	(286.6)	(284.5)

Consolidated operating income	265.8	297.9	587.3	582.5
Other expense, net (b)	(10.2)	(36.8)	(32.7)	(61.7)

Income from continuing operations before provision for income taxes	$255.6	$261.1	$554.6	$520.8

Depreciation
Analytical Technologies	$24.5	$21.6	$47.0	$43.3
Laboratory Products and Services	26.9	25.9	53.3	51.1

Consolidated depreciation	$51.4	$47.5	$100.3	$94.4

(a)  Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.
(b)  The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

4.      Other Expense, Net

         The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Interest Income	$6.6	$2.9	$11.6	$5.3
Interest Expense	(38.9)	(23.8)	(66.7)	(46.1)
Other Items, Net	22.1	(15.9)	22.4	(20.9)

	$(10.2)	$(36.8)	$(32.7)	$(61.7)

In the three- and six-month periods ended July 2, 2011, other items, net includes $33 million of gains on currency exchange contracts associated with the pending acquisition of Phadia (see Note 12), offset in part by $10 million of fees associated with a short-term financing commitment to fund the Phadia acquisition (see Note 9). In the three- and six- month periods ended July 3, 2010, other items, net includes $15 million and $16 million, respectively, of charges for the early extinguishment of debt.

5.      Stock-based Compensation Expense

         The components of pre-tax stock-based compensation expense for the company’s continuing operations are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Stock Option Awards	$12.3	$12.5	$25.3	$23.9
Restricted Share/Unit Awards	8.0	9.5	16.6	16.9

Total Stock-based Compensation Expense	$20.3	$22.0	$41.9	$40.8

   Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Cost of Revenues	$1.4	$1.6	$2.9	$2.9
Selling, General and Administrative Expenses	18.4	20.0	38.0	37.1
Research and Development Expenses	0.5	0.4	1.0	0.8

Total Stock-based Compensation Expense	$20.3	$22.0	$41.9	$40.8

No stock-based compensation expense has been capitalized in inventories due to immateriality.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

5.      Stock-based Compensation Expense (continued)

Unrecognized compensation cost related to unvested stock options and restricted stock totaled approximately $105 million and $54 million, respectively, as of July 2, 2011, and is expected to be recognized through 2015 with weighted average amortization periods of 2.9 years and 2.3 years, respectively.

During the first six months of 2011, the company made equity compensation grants to employees consisting of 0.5 million restricted units and options to purchase 3.4 million shares.

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

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Service Cost	$3.0	$2.5	$6.1	$5.3
Interest Cost on Benefit Obligation	13.7	12.8	27.1	26.0
Expected Return on Plan Assets	(14.4)	(13.4)	(28.7)	(27.2)
Amortization of Net Loss	0.1	0.5	1.5	1.0
Special Termination Benefits	0.1	0.3	0.1	0.3

Net Periodic Benefit Cost	$2.5	$2.7	$6.1	$5.4

   Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Service Cost	$0.2	$0.1	$0.4	$0.2
Interest Cost on Benefit Obligation	0.5	0.5	1.0	1.0
Amortization of Net Gain	(0.1)	(0.1)	(0.2)	(0.2)

Net Periodic Benefit Cost	$0.6	$0.5	$1.2	$1.0

7.      Income Taxes

The company’s liability for unrecognized tax benefits increased to $106 million at July 2, 2011 from $62 million at December 31, 2010, primarily due to tax benefits associated with liquidation of a subsidiary, utilization of capital loss carryforwards and 2011 acquisitions.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

8.      Earnings per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions except per share amounts)	2011	2010	2011	2010

Income from Continuing Operations	$217.6	$228.7	$464.8	$453.3
Income from Discontinued Operations	—	8.6	5.5	13.8
Gain on Disposal of Discontinued Operations, Net	305.8	—	305.3	2.5

Net Income	523.4	237.3	775.6	469.6

Income Allocable to Participating Securities	—	(0.1)	—	(0.1)

Net Income for Earnings per Share	$523.4	$237.2	$775.6	$469.5

Basic Weighted Average Shares	381.9	409.3	385.3	409.4
Effect of:
Convertible debentures	—	3.2	1.1	4.3
Stock options and restricted stock/units	4.0	3.4	3.9	3.4

Diluted Weighted Average Shares	385.9	415.9	390.3	417.1

Basic Earnings per Share:
Continuing operations	$.57	$.56	$1.21	$1.11
Discontinued operations	.80	.02	.81	.04

	$1.37	$.58	$2.01	$1.15

Diluted Earnings per Share:
Continuing operations	$.56	$.55	$1.19	$1.09
Discontinued operations	.79	.02	.80	.04

	$1.36	$.57	$1.99	$1.13

Options to purchase 3.7 million, 8.2 million, 6.0 million and 8.2 million shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2011 and 2010 and the first six months of 2011 and 2010, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

9.      Debt and Other Financing Arrangements

Short-term Financing

In May 2011, the company obtained short-term financing commitments to fund $3 billion of the purchase price for the pending acquisition of Phadia (see Note 2). The commitment consists of a short-term revolving credit facility for up to $1 billion and short-term bridge financing for up to $2 billion. Interest on the debt would be computed, at the company’s election, based on one of several Federal Funds, Prime or LIBOR-based rates, the most favorable of which was 1.16% at July 2, 2011. The company expects, however, to arrange long-term financing to fund the acquisition of Phadia in the near-term.

Treasury Locks

In June 2011, in connection with plans to issue long-term debt to fund its pending acquisition of Phadia, the company entered into hedging agreements (treasury locks) with several banks for a portion of the expected borrowing to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering is probable and that such debt would carry semi-annual interest payments over a 10-year term, the agreements hedge the cash flow risk that exists on a component of each of the semi-annual fixed-rate interest payments on a portion of the principal amount of a planned 10-year fixed rate debt issue (or subsequent financings of such debt). The change in the fair value of the hedge, $6 million, net of tax, as of July 2, 2011, was classified as an increase to accumulated other comprehensive items within shareholders’ equity.

Redemption of Convertible Notes

During the first quarter of 2011, following issuance of a redemption notice by the company, holders of the company’s 3.25% Senior Subordinated Convertible Notes due 2024 exercised conversion rights for substantially all of the remaining $329 million principal outstanding. The balance not converted by holders was redeemed by the company. The company paid the principal and the premium due upon conversion/redemption in cash for a total outlay of $452 million. The premium was charged to capital in excess of par value when paid.

Issuance of Senior Notes

On February 22, 2011, the company issued $2.2 billion principal amount of senior notes, as detailed below, to fund its acquisition of Dionex (see Note 2) and for general corporate purposes.

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

At the issuance of debt, the company entered into six-month LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 2.05% Notes and the payment dates of the swaps coincide with the payment dates of the 2.05% Notes. The swap contracts provide for the company to pay a variable interest rate of six-month USD LIBOR plus a spread of 0.4112% (0.88% at July 2, 2011) and to receive a fixed interest rate of 2.05%. The variable interest rate resets semi-annually. The swaps have been accounted for as a fair value hedge of the 2.05% Notes.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)
9.      Debt and Other Financing Arrangements (continued)

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

10.     Litigation and Related Contingencies

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
(Unaudited)

10.    Litigation and Related Contingencies (continued)

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

11.     Comprehensive Income and Shareholders’ Equity

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet. The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Net Income	$523.4	$237.3	$775.6	$469.6

Other Comprehensive Items:
Currency translation adjustment	96.1	(102.7)	215.9	(243.2)
Unrealized gains on available-for-sale investments, net of tax	0.8	—	1.2	0.3
Unrealized gains on hedging instruments, net of tax	5.9	—	6.0	0.1
Pension and other postretirement benefit liability adjustments, net of tax	(0.8)	(0.1)	(0.7)	0.7

	102.0	(102.8)	222.4	(242.1)

Comprehensive Income	$625.4	$134.5	$998.0	$227.5

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

         The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2011:

	July 2,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$611.1	$611.1	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	37.6	37.6	—	—
Insurance contracts	48.9	—	48.9	—
Auction rate securities	4.4	—	—	4.4
Derivative contracts	92.0	—	92.0	—

Total Assets	$794.0	$648.7	$140.9	$4.4

Liabilities
Derivative contracts	$5.2	$—	$5.2	$—
Contingent consideration	3.8	—	—	3.8

Total Liabilities	$9.0	$—	$5.2	$3.8

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in currency exchange rates. The company determines the fair value of the auction rate securities by obtaining indications of value from brokers/dealers. The company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the company would be required to make such future payment. Changes to the fair value are recorded in selling, general and administrative expense. The following tables provide a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities and contingent consideration.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Auction Rate Securities
Beginning Balance	$4.5	$5.2	$4.6	$5.4
Sale of securities	(0.2)	(0.2)	(0.3)	(0.4)
Total unrealized gains (losses) included in other comprehensive income	0.1	(0.1)	0.1	(0.1)

Ending Balance	$4.4	$4.9	$4.4	$4.9

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

12.     Fair Value Measurements and Fair Value of Financial Instruments (continued)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Contingent Consideration
Beginning Balance	$3.8	$22.3	$28.7	$0.6
Additions	—	1.8	—	23.5
Payments	(0.1)	—	(25.1)	—
Currency translation	0.1	—	0.2	—

Ending Balance	$3.8	$24.1	$3.8	$24.1

The notional amounts of derivative contracts outstanding, primarily consisting of foreign currency exchange contracts, interest rate swaps, and interest rate locks, totaled $5.41 billion and $1.78 billion at July 2, 2011 and December 31, 2010, respectively.

The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	July 2,	December 31,	July 2,	December 31,
(In millions)	2011	2010	2011	2010

Derivatives Designated as Hedging Instruments
Interest rate swaps and treasury locks (a)	$59.0	$37.3	$—	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (b)	33.0	2.8	5.2	3.5

Total derivatives	$92.0	$40.1	$5.2	$3.5

(a)  The fair value of the interest rate swaps is included in the consolidated balance sheet under the captions other assets or other long-term liabilities. The fair value of the treasury locks is included in the consolidated balance sheet under the caption other current assets.
(b)  The fair value of the foreign currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Derivatives Designated as Fair Value Hedges
Interest rate swaps	$6.9	$5.2	$13.3	$8.6
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts	33.6	21.1	6.9	39.0

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

12.     Fair Value Measurements and Fair Value of Financial Instruments (continued)

Gains and losses recognized on interest rate and foreign currency exchange contracts are included in the consolidated statement of income under the caption other expense, net, together with the corresponding, offsetting losses and gains on the underlying hedged transactions except for the exchange rate hedges entered in June 2011 in anticipation of completing the Phadia acquisition (discussed below). The gains on these contracts have no underlying offset in the company's income statement.

On May 19, 2011, in connection with the planned acquisition of Phadia, the company entered into several foreign currency forward contracts to partly mitigate the currency exchange risk associated with the payment of the Euro-denominated purchase price and the planned repayment of multi-currency debt on the Phadia books. As of July 2, 2011, the currencies hedged included the Euro, Swedish krona and Japanese yen, with the aggregate notional amount totaling $2.34 billion. These currency forward contracts were not able to be designated as hedging instruments and therefore the change in the derivative fair value is marked to market through income/expense, resulting in a $33 million gain included in other expense, net, during the three months ended July 2, 2011. The maturity date of these currency forward contracts is November 1, 2011.

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	July 2, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$6.5	$6.5	$7.4	$7.4

Debt Obligations:
Convertible obligations	$—	$—	$327.9	$461.4
Senior notes	3,990.6	4,101.1	1,784.9	1,806.3
Other	36.7	36.7	24.3	24.3

	$4,027.3	$4,137.8	$2,137.1	$2,292.0

   The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

13.     Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Six Months Ended
	July 2,	July 3,
(In millions)	2011	2010

Beginning Balance	$41.7	$45.2
Provision charged to income	24.6	20.9
Usage	(27.3)	(20.5)
Acquisitions	2.9	0.2
Adjustments to previously provided warranties, net	(0.3)	0.2
Other, net	1.9	(2.0)

Ending Balance	$43.5	$44.0

14.     Restructuring and Other Costs, Net

Restructuring and other costs in the first six months of 2011 in both segments primarily included cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition as well as continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the consolidation of facilities in Finland and Australia of acquired businesses with existing facilities in those countries. As of August 5, 2011, the company has identified restructuring actions that will result in additional charges of approximately $40 million, primarily in the remainder of 2011.

During the second quarter of 2011, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$15.2	$0.2	$—	$15.4
Selling, General and Administrative Expenses	38.0	—	—	38.0
Restructuring and Other Costs, Net	28.7	10.8	0.4	39.9

	$81.9	$11.0	$0.4	$93.3

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

14.    Restructuring and Other Costs, Net (continued)

         During the first six months of 2011, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$16.0	$2.3	$—	$18.3
Selling, General and Administrative Expenses	41.1	—	—	41.1
Restructuring and Other Costs, Net	40.3	14.3	0.6	55.2

	$97.4	$16.6	$0.6	$114.6

   The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $81.9 million of net restructuring and other charges in the second quarter of 2011. The segment recorded charges to cost of revenues of $15.2 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $38.0 million for transaction costs, net, related to the Dionex and Phadia acquisitions (Note 2); and $28.7 million of other restructuring costs, substantially all of which were cash costs. These costs included $21.6 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The remaining cash costs, which were primarily associated with headcount reductions and facility consolidations to streamline operations, consisted of $6.0 million of severance for approximately 40 employees; $0.7 million of abandoned facility costs; and $0.4 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations.

In the first six months of 2011, the Analytical Technologies segment recorded $97.4 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $16.0 million primarily for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $41.1 million for transaction costs, net, primarily related to the Dionex and Phadia acquisitions; and $40.3 million of other restructuring costs, substantially all of which were cash costs. These costs included $21.6 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The Analytical Technologies segment also recorded continuing cash costs associated with headcount reductions and facility consolidations to streamline operations, including the consolidation of a manufacturing and sales facility in Finland of an acquired business with an existing facility in that country, which consisted of $13.2 million of severance for approximately 120 employees; $4.7 million of abandoned facility costs; and $1.0 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $11.0 million of net restructuring and other charges in the second quarter of 2011. The segment recorded charges to cost of revenues of $0.2 million primarily for the sale of inventories revalued at the date of acquisition and $10.8 million of other restructuring costs, $7.8 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations, included $6.5 million of severance for approximately 200 employees; $1.1 million of abandoned facility costs; and $0.2 million of other cash costs associated with restructuring actions. The costs include expenses related to consolidation of several facilities of an acquired business in Australia with an existing facility in that country. The $3.0 million of non-cash costs were primarily related to a loss on sale of a heating equipment business.

In the first six months of 2011, the Laboratory Products and Services segment recorded $16.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $2.3 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation and $14.3 million of other restructuring costs, $11.3 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations, included $9.2 million of severance for approximately 310 employees; $1.5 million of abandoned facility costs; and $0.6 million of other cash costs associated with restructuring actions. The $3.0 million of non-cash costs were primarily related to a loss on sale of a heating equipment business.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

14.     Restructuring and Other Costs, Net (continued)

Corporate

The company recorded $0.6 million in restructuring charges at its corporate operations, all of which were cash costs for non-executive severance, in the first six months of 2011.

         The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2010 Restructuring Plans
Balance At December 31, 2010	$7.1	$4.8	$0.1	$12.0
Costs incurred in 2011 (b)	0.1	0.8	0.1	1.0
Reserves reversed	(0.1)	—	—	(0.1)
Payments	(2.7)	(2.0)	(0.1)	(4.8)
Currency translation	0.4	0.1	—	0.5

Balance At July 2, 2011	$4.8	$3.7	$0.1	$8.6

2010 Restructuring Plans
Balance At December 31, 2010	$3.2	$0.9	$0.1	$4.2
Costs incurred in 2011 (b)	4.1	0.1	0.5	4.7
Payments	(2.6)	(0.5)	(0.5)	(3.6)
Currency translation	0.2	—	—	0.2

Balance At July 2, 2011	$4.9	$0.5	$0.1	$5.5

2011 Restructuring Plans
Costs incurred in 2011 (b)	$18.9	$5.3	$22.6	$46.8
Payments	(9.1)	(2.7)	(0.7)	(12.5)
Currency translation	0.1	0.2	—	0.3

Balance At July 2, 2011	$9.9	$2.8	$21.9	$34.6

(a)  Other includes cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition and employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)  Excludes an aggregate of $3 million of non-cash expense, net.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

14.    Restructuring and Other Costs, Net (continued)

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

	Three Months Ended				Six Months Ended
	July 2,		July 3,		July 2,		July 3,
(Dollars in millions)	2011		2010		2011		2010

Revenues
Analytical Technologies	$1,282.3	44.3%	$1,074.9	41.4%	$2,460.0	43.8%	$2,158.3	41.3%
Laboratory Products and Services	1,756.9	60.6%	1,653.7	63.7%	3,442.2	61.3%	3,324.3	63.7%
Eliminations	(141.8)	(4.9)%	(132.9)	(5.1)%	(283.4)	(5.1)%	(260.0)	(5.0)%

	$2,897.4	100%	$2,595.7	100%	$5,618.8	100%	$5,222.6	100%

Sales in the second quarter of 2011 were $2.90 billion, an increase of $302 million from the second quarter of 2010. The increase was due to the favorable effects of currency translation, acquisitions, including Dionex, and, to a lesser extent, higher sales at existing businesses. Had Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $253 million over pro forma 2010 revenues. Aside from the effects of currency translation and other acquisitions, net of divestitures, pro forma revenues increased $97 million (4%) over pro forma 2010 revenues (discussed in total and by segment below). The increase was primarily due to increased demand, offset in part by lower sales resulting from cessation of a supply contract, discussed below, which decreased sales by approximately 1 percentage point.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2011 and 2010. The company’s principal recent acquisitions are described below.

•
Dionex, a global leader in the manufacturing and marketing of ion and liquid chromatography and sample preparation systems, consumables, and software for chemical analysis, was acquired in May 2011 to expand the company’s chromatography system portfolio.

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

   On May 19, 2011, the company entered into an agreement to acquire the Phadia group, a global leader in allergy and autoimmunity diagnostics, headquartered in Sweden, for approximately €1.05 billion in cash and the repayment of certain indebtedness owed by Phadia to the seller and third party lenders. As of the date of the agreement, the amount of this debt totaled approximately €1.41 billion, making the total purchase price approximately $3.51 billion, based on exchange rates at the time of the announcement. The acquisition will be part of the Analytical Technologies segment. The closing of the transaction is subject to certain conditions, including the receipt of regulatory approvals. Phadia’s revenues in 2010 totaled €367 million (approximately $525 million based on exchange rates at the time of the announcement).

In the second quarter of 2011, total company operating income and operating income margin were $266 million and 9.2%, respectively, compared with $298 million and 11.5%, respectively, in 2010. The decreases in operating income and operating income margin were primarily due to acquisition-related charges totaling $75 million and an increase in amortization expense of $13 million in the second quarter of 2011, following the acquisition of Dionex, offset in part by productivity improvements, global sourcing initiatives, lower operating costs following restructuring actions and, to a lesser extent, profit on incremental sales including from acquisitions and existing businesses.

The company’s effective tax rates were 14.9% and 12.4% in the second quarter of 2011 and 2010, respectively. The company expects its effective tax rate for the full year 2011 to be between 15% and 16% based on currently forecasted profitability in the countries in which the company conducts business. The tax provision in the second quarter of 2010 was favorably affected by $5.8 million or 2.2 percentage points resulting from a loss on the early extinguishment of debt.

Income from continuing operations decreased to $218 million in the second quarter of 2011, from $229 million in the second quarter of 2010, primarily due to the items discussed above that decreased operating income and a higher tax rate, offset in part by lower other expense in 2011.

During the first six months of 2011, the company’s cash flow from operations totaled $693 million (including $13 million from discontinued operations), compared with $627 million (including $18 million from discontinued operations) for the first six months of 2010. The increase resulted from reduced investment in several working capital components, offset in part by the timing of income tax payments.

As of July 2, 2011, the company’s outstanding debt totaled $4.03 billion. In addition, the company has an unsecured revolving credit agreement expiring in August 2012 with available capacity of $952 million at July 2, 2011 and in May 2011, the company obtained short-term financing commitments to fund $3 billion of the purchase price of the pending Phadia acquisition. The commitment consists of a short-term revolving credit facility for up to $1 billion and short-term bridge financing for up to $2 billion (See Note 9). The company expects to arrange long-term financing to fund the acquisition of Phadia in the near-term.

The company believes that its existing cash and short-term investments of $1.36 billion as of July 2, 2011, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement and short-term financing commitments, are sufficient to fund the acquisition of Phadia and to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2010, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first six months of 2011.

Results of Operations

Second Quarter 2011 Compared With Second Quarter 2010

Continuing Operations

Sales in the second quarter of 2011 were $2.90 billion, an increase of $302 million from the second quarter of 2010. The increase was due to the favorable effects of currency translation acquisitions, including Dionex, and, to a lesser extent, higher sales at existing businesses. Had Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $253 million over pro forma second quarter of 2010 revenues, including $32 million due to other acquisitions, net of divestitures, $124 million due to the favorable effects of currency translation and $97 million (4%) due to higher revenues at existing businesses. The increase in revenues at existing businesses was primarily due to increased demand and, to a lesser extent, price increases, offset in part by lower sales resulting from cessation of a supply contract, discussed below, which decreased sales by approximately 1 percentage point. Sales growth was strong in Asia, modest in North America and down slightly in Europe. Sales in North America were affected by the cessation of the supply contract.

In the second quarter of 2011, total company operating income and operating income margin were $266 million and 9.2%, respectively, compared with $298 million and 11.5%, respectively, in 2010. The decreases in operating income and operating income margin were primarily due to acquisition-related charges totaling $75 million and an increase in amortization expense of $13 million in the second quarter of 2011, following the acquisition of Dionex, offset in part by productivity improvements, global sourcing initiatives, lower operating costs following restructuring actions and, to a lesser extent, profit on incremental sales including from acquisitions and existing businesses.

In the second quarter of 2011, the company recorded restructuring and other costs, net, of $93 million, including $15 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $38 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisitions of Dionex and Phadia. The company incurred $37 million of cash costs, including $22 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The cash costs also include continuing costs associated with headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of facilities of acquired businesses in Finland and Australia with existing facilities in those countries. The company recorded $3 million of non-cash costs primarily for a loss on sale of a heating equipment business (see Note 14).

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations –
                      Results of Operations (continued)

In the second quarter of 2010, the company recorded restructuring and other costs, net, of $12 million, including $4 million of charges to cost of revenues related to the sale of inventory revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. The company incurred $8 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated.

As of August 5, 2011, the company has identified restructuring actions that will result in additional charges of approximately $40 million in 2011 and expects to identify additional actions during the remainder of 2011. The restructuring actions initiated in the first six months of 2011 are expected to result in annual cost savings of approximately $40 million.

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

	Three Months Ended
	July 2,	July 3,
(Dollars in millions)	2011	2010	Change

Revenues
Analytical Technologies	$1,282.3	$1,074.9	19%
Laboratory Products and Services	1,756.9	1,653.7	6%
Eliminations	(141.8)	(132.9)	7%

Consolidated Revenues	$2,897.4	$2,595.7	12%

Segment Income
Analytical Technologies	$271.2	$213.8	27%
Laboratory Products and Services	239.1	233.6	2%

Subtotal Reportable Segments	510.3	447.4	14%

Cost of Revenues Charges	(15.4)	(3.7)
Selling, General and Administrative Charges, Net	(38.0)	0.2
Restructuring and Other Costs, Net	(39.9)	(8.2)
Amortization of Acquisition-related Intangible Assets	(151.2)	(137.8)

Consolidated Operating Income	$265.8	$297.9	(11)%

Reportable Segments Operating Income Margin	17.6%	17.2%

Consolidated Operating Income Margin	9.2%	11.5%

Income from the company’s reportable segments increased 14% to $510 million in the second quarter of 2011 due primarily to productivity improvements, global sourcing initiatives, lower operating costs following restructuring actions and, to a lesser extent, profit on incremental sales including from acquisitions and existing businesses. The company also refers to this measure as adjusted operating income.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations –
                      Results of Operations (continued)

   Analytical Technologies

	Three Months Ended
	July 2,	July 3,
(Dollars in millions)	2011	2010	Change

Revenues	$1,282.3	$1,074.9	19%

Operating Income Margin	21.1%	19.9%	1.2

Sales in the Analytical Technologies segment increased $207 million to $1.28 billion in the second quarter of 2011. The increase was due to acquisitions, including Dionex, the favorable effects of currency translation and, to a lesser extent, higher revenues at existing businesses. Had Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $159 million over pro forma 2010 revenues, including increases of $19 million due to other acquisitions, $69 million due to the favorable effects of currency translation and $71 million (6%) due to higher revenues at existing businesses. The increase in revenue at existing businesses was primarily due to increased demand. Demand was particularly strong for instruments serving industrial and applied markets and for clinical diagnostics products.

Operating income margin was 21.1% in the second quarter of 2011 and 19.9% in the second quarter of 2010. The increase resulted from profit on incremental sales, productivity improvements, global sourcing initiatives and, to a lesser extent, price increases.

   Laboratory Products and Services

	Three Months Ended
	July 2,	July 3,
(Dollars in millions)	2011	2010	Change

Revenues	$1,756.9	$1,653.7	6%

Operating Income Margin	13.6%	14.1%	(0.5)

Sales in the Laboratory Products and Services segment increased $103 million to $1.76 billion in the second quarter of 2011. The favorable effects of currency translation resulted in an increase in revenues of $57 million in 2011. Sales increased $13 million due to acquisitions. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues increased $33 million (2%) primarily due to increased demand for biopharma outsourcing services, offset in part by cessation of a supply contract, discussed below.

In November 2009, a significant supplier of the company’s healthcare market channel notified the company that it intended to cease an existing supply arrangement in mid-2010. The company believes this was in part a response to the company’s strategic decision to expand its product offerings to provide its customers with a broader menu of diagnostic solutions. The company has signed an agreement with an alternative supplier of laboratory products and has begun selling these and other products from the new supplier offsetting a portion of the drop in revenue. As a result of these events, sales were unfavorably affected by $23 million, net, in the second quarter of 2011.

Operating income margin decreased to 13.6% in the second quarter of 2011 from 14.1% in the second quarter of 2010, primarily due to unfavorable product sales mix, commercial investments and inflationary pressures on raw material costs, particularly steel and plastic resin. These decreases were offset in part by productively improvements.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations –
                      Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $10 million and $37 million in the second quarter of 2011 and 2010, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. The decrease was primarily due to higher other items, net and higher interest income, offset in part by a $15 million increase in interest expense.  The increase in interest expense was related to the debt issued to fund the Dionex acquisition, offset in part by having refinanced higher-rate debt during 2010. In 2011, other items, net includes a $33 million gain on currency exchange contracts associated with the pending Phadia acquisition, offset in part by $10 million of fees associated with short-term financing commitments to fund the Phadia acquisition and in 2010, a $15 million loss on the early extinguishment of debt.

Provision for Income Taxes

The company’s effective tax rates were 14.9% and 12.4% in the second quarter of 2011 and 2010, respectively. The company expects its effective tax rate for the full year 2011 to be between 15% and 16% based on currently forecasted profitability in the countries in which the company conducts business. The tax provision in the second quarter of 2010 was favorably affected by $5.8 million or 2.2 percentage points resulting from a loss on the early extinguishment of debt.

Contingent Liabilities

The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome in one or more of the matters described under “Litigation and Related Contingencies” in Note 10 could materially affect the company’s financial position as well as its results of operations and cash flows.

Discontinued Operations

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena), part of the Analytical Technologies segment, for $740 million in cash and its Lancaster Laboratories business (Lancaster), part of the Laboratory Products and Services segment, for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. The sale of these businesses resulted in an after-tax gain of $304 million or $0.78 per diluted share. Revenues and operating income of the two businesses aggregated approximately $225 million and $60 million, respectively, in 2010. Athena provides diagnostic testing for neurological and other diseases, with an emphasis on gene-based tests. Lancaster is a contract-testing laboratory that provides analytical laboratory services. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented (Note 2). After-tax income from discontinued operations was $8.6 million, in the second quarter of 2010. The company also received additional proceeds from a previously divested business in the second quarter of 2011, resulting in an after-tax gain of $1 million.

Recent Accounting Pronouncements

In June 2011, new guidance was issued pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance is effective for fiscal years that begin after December 15, 2011. Adoption of this standard will not have an impact on the company’s results of operations or financial position.

In May 2011, the FASB amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The new guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective for the company on January 1, 2012 and is not expected to have a material impact on its financial statements.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations –
                      Results of Operations (continued)

First Six Months 2011 Compared With First Six Months 2010

Continuing Operations

Sales in the first six months of 2011 were $5.62 billion, an increase of $396 million from the first six months of 2010. The increase was due to the favorable effects of currency translation, acquisitions, including Dionex, and, to a lesser extent, higher revenues at existing businesses. Had Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $359 million over the pro forma first six months of 2010 revenues, including $73 million due to other acquisitions, net of divestitures, $155 million due to the favorable effects of currency translation and $131 million (2%) due to higher revenues at existing businesses. The increase in revenues at existing businesses was primarily due to increased demand, offset in part by lower sales resulting from cessation of a supply contract, discussed below, and lower stimulus-funded sales in Japan as compared to 2010, which together decreased sales by approximately 2 percentage points. Sales growth was strong in Asia and modest in Europe and North America. The results in North America and Asia were affected by the cessation of the supply contract and the lower stimulus-funded sales in Japan, respectively.

In the first six months of 2011, operating income and operating income margin were $587 million and 10.5%, respectively, compared with $583 million and 11.2%, respectively, in 2010. The decrease in operating income margin was primarily due to $81 million of acquisition-related charges principally related to Dionex. The decrease was offset in part by productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions.

In the first six months of 2011, the company recorded restructuring and other costs, net, of $115 million, including $18 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $41 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisitions of Dionex and Phadia. The company incurred $52 million of cash costs, including $22 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The cash costs also include continuing costs associated with headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of facilities of acquired businesses in Finland and Australia with existing facilities in those countries. The company also recorded $3 million of non-cash costs primarily for a loss on sale of a heating equipment business (see Note 14).

In the first six months of 2010, the company recorded restructuring and other costs, net, of $35 million, including $9 million of charges to cost of revenues related to the sale of inventory revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs related to the acquisition of Finnzymes. The company incurred $20 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been consolidated. The company also incurred a $6 million charge on a patent infringement claim initiated prior to a business unit’s acquisition by the company.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations –
                      Results of Operations (continued)

Segment Results

	Six Months Ended
	July 2,	July 3,
(Dollars in millions)	2011	2010	Change

Revenues
Analytical Technologies	$2,460.0	$2,158.3	14%
Laboratory Products and Services	3,442.2	3,324.3	4%
Eliminations	(283.4)	(260.0)	9%

Consolidated Revenues	$5,618.8	$5,222.6	8%

Segment Income
Analytical Technologies	$518.8	$437.1	19%
Laboratory Products and Services	469.7	465.2	1%

Subtotal Reportable Segments	988.5	902.3	10%

Cost of Revenues Charges	(18.3)	(8.8)
Selling, General and Administrative Charges, Net	(41.1)	(0.9)
Restructuring and Other Costs, Net	(55.2)	(25.6)
Amortization of Acquisition-related Intangible Assets	(286.6)	(284.5)

Consolidated Operating Income	$587.3	$582.5	1%

Reportable Segments Operating Income Margin	17.6%	17.3%

Consolidated Operating Income Margin	10.5%	11.2%

Income from the company’s reportable segments increased 10% to $989 million in the first six months of 2011 due primarily to productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions. The company also refers to this measure as adjusted operating income.

   Analytical Technologies

	Six Months Ended
	July 2,	July 3,
(Dollars in millions)	2011	2010	Change

Revenues	$2,460.0	$2,158.3	14%

Operating Income Margin	21.1%	20.3%	0.8

Sales in the Analytical Technologies segment increased $302 million to $2.46 billion in the first six months of 2011. The increase was due to acquisitions, including Dionex, higher revenue at existing businesses and, to a lesser extent, the favorable effects of currency translation. Had Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $264 million over pro forma 2010 revenues, including increases of $46 million due to other acquisitions, $86 million due to the favorable effects of currency translation and $133 million (6%) due to higher revenues at existing businesses. The increase in revenue at existing businesses was primarily due to increased demand. Demand was particularly strong for instruments serving industrial and applied markets and for clinical diagnostics products. The increase in revenues was offset in part by lower stimulus-funded sales in Japan in the first six months of 2011 which decreased growth by 2 percentage points.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations –
                      Results of Operations (continued)

Operating income margin was 21.1% in the first six months of 2011 and 20.3% in the first six months of 2010. The increase resulted from productivity improvements, global sourcing initiatives, lower operating costs following restructuring actions and, to a lesser extent, price increases and profit on incremental sales. These increases were offset in part by higher spending on research and development initiatives.

   Laboratory Products and Services

	Six Months Ended
	July 2,	July 3,
(Dollars in millions)	2011	2010	Change

Revenues	$3,442.2	$3,324.3	4%

Operating Income Margin	13.6%	14.0%	(0.4)

Sales in the Laboratory Products and Services segment increased $118 million to $3.44 billion in the first six months of 2011. The favorable effects of currency translation resulted in an increase in revenues of $72 million in 2011. Sales increased $27 million due to acquisitions. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues increased $19 million (1%) primarily due to increased demand for biopharma outsourcing services, offset in part by cessation of a supply contract, which decreased revenue by $54 million or 1 percentage point.

Operating income margin decreased to 13.6% in the first six months of 2011 from 14.0% in the first six months of 2010, primarily due to unfavorable product sales mix, commercial investments and inflationary pressures on raw material costs, particularly steel and plastic resin. These decreases were offset in part by productivity improvements.

Other Expense, Net

The company reported other expense, net, of $33 million and $62 million in first six months of 2011 and 2010, respectively (Note 4). The decrease was primarily due to higher other items, net and higher interest income, offset in part by a $21 million increase in interest expense. The increase in interest expense was related to the debt issued to fund the Dionex acquisition, offset in part by having refinanced higher-rate debt during 2010. In 2011, other items, net includes a $33 million gain on currency exchange contracts associated with the pending Phadia acquisition, offset in part by $10 million of fees associated with short-term financing commitments to fund the Phadia acquisition and in 2010, a $16 million loss on the early extinguishment of debt.

Provision for Income Taxes

The company’s effective tax rates were 16.2% and 13.0% in the first six months of 2011 and 2010, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. In addition, the tax provision in the first six months of 2011 was unfavorably affected by $8.2 million, or 1.5 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates offset in part by $1.5 million, or 0.3 percentage points, for the favorable resolution of tax audits. The tax provision in the first six months of 2010 was favorably affected by $5.8 million or 1.1 percentage points resulting from a loss on the early extinguishment of debt and by $1.9 million, net, or 0.4 percentage points, resulting from the resolution of tax audits.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations –
                      Results of Operations (continued)

Discontinued Operations

As described above, on April 4, 2011, the company sold two businesses. The sale of these businesses resulted in an after-tax gain of $304 million or $0.78 per diluted share. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented. After-tax income from discontinued operations was $5.5 million and $13.8 million, in the first six months of 2011 and 2010, respectively. The company also received additional proceeds from a previously divested business in the second quarter of 2011, resulting in an after-tax gain of $1 million.

During the first quarter of 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

Liquidity and Capital Resources

Consolidated working capital was $3.19 billion at July 2, 2011, compared with $2.43 billion at December 31, 2010. Included in working capital were cash, cash equivalents and short-term investments of $1.36 billion at July 2, 2011 and $0.93 billion at December 31, 2010. The increase in cash was primarily due to the proceeds from the sales of Athena and Lancaster and cash provided by operations offset in part by the repurchase of the company’s common stock and redemption of debt. The acquisition of Dionex was funded by the proceeds of long-term debt.

First Six Months of 2011

Cash provided by operating activities was $693 million during the first six months of 2011. Increases in accounts receivable and inventory used cash of $67 million and $65 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $58 million, primarily due to higher inventory purchases. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $21 million during the first six months of 2011.

During the first six months of 2011, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $2.09 billion for acquisitions, including contingent earn-out payments and $123 million for purchases of property, plant and equipment. The company’s continuing operations had cash proceeds from a divestiture of $14 million and the company’s discontinued operations had net cash proceeds of $834 million, primarily from the sale of Athena and Lancaster. In July 2011, the company acquired a provider of microbiology solutions for approximately $48 million in cash.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2011, such expenditures will approximate between $290 and $310 million. Other than the issuance of debt discussed in Note 9 and the agreement to acquire Phadia discussed in Note 2, the company’s contractual obligations and other commercial commitments did not change materially between December 31, 2010 and July 2, 2011.

The company’s financing activities provided $1.13 billion of cash during the first six months of 2011, principally for the issuance of debt (Note 9) offset in part by the repurchase of $763 million of the company’s common stock. Following issuance of a redemption notice for the remaining $329 million principal outstanding of the company’s 3.25% Senior Subordinated Convertible Notes due 2024, all of the balance was converted or redeemed for a total cash outlay of $452 million. The company’s financing activities also included $142 million of proceeds of employee stock option exercises. On February 23, 2011, the Board of Directors authorized the repurchase of up to an additional $750 million of the company’s common stock through February 22, 2012. At July 2, 2011, $475 million was available for future repurchases of the company’s common stock under this authorization.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations –
                      Liquidity and Capital Resources (continued)

As of July 2, 2011, the company’s outstanding debt totaled $4.03 billion. In addition, the company has an unsecured revolving credit agreement expiring in August 2012 with available capacity of $952 million at July 2, 2011 and in May 2011, the company obtained short-term financing commitments to fund $3 billion of the purchase price of the pending Phadia acquisition. The commitment consists of a short-term revolving credit facility for up to $1 billion and short-term bridge financing for up to $2 billion (See Note 9). The company expects to arrange long-term financing to fund the acquisition of Phadia in the near-term.

The company believes that its existing cash and short-term investments of $1.36 billion as of July 2, 2011, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement and short-term financing commitments, are sufficient to fund the acquisition of Phadia and to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Six Months of 2010

Cash provided by operating activities was $627 million during the first six months of 2010. Increases in accounts receivable and inventory used cash of $100 million and $51 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $52 million, primarily due to timing of payments.

During the first six months of 2010, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $288 million for acquisitions and $105 million for purchases of property, plant and equipment.

The company’s financing activities used $492 million of cash during the first six months of 2010, principally for the extinguishment of debt and repurchase of $188 million of the company’s common stock, offset in part by the net proceeds for the issuance of long-term debt of $742 million. The company used the net proceeds from the issuance of debt and existing cash balances to convert all of the $326 million principal outstanding on its Floating Rate Convertible Debentures due 2033 for a total cash outlay of $573 million and to redeem all of its $500 million outstanding 6 1/8% Senior Subordinated Notes at a redemption price of $1,030.63 per $1,000 principal amount for a total cash outlay of $515 million. The company’s financing activities in the first six months of 2010 also included $49 million of proceeds of employee stock option exercises.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

   The company is exposed to market risk from changes in interest rates, currency exchange rates and equity prices, which could affect its future results of operations and financial condition as described in Item 7A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC. Certain of the exposures described in the Form 10-K have changed as indicated below.

Interest Rates

In February 2011, the company issued $2.2 billion principal amount of senior notes and entered into an interest rate swap arrangement on a portion of the newly issued debt (see Note 9). The fair market value of the company’s fixed interest rate debt and interest rate swap arrangements are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt and interest rate swap arrangements at July 2, 2011 was $4.14 billion and $50 million, respectively (see Note 12). For the debt, fair values were determined from available market prices using current interest rates and terms to maturity. For the interest rate swap arrangements, the fair value is the estimated amount that the company would receive upon liquidation of the contracts. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt and interest rate swap arrangements at July 2, 2011 would increase by approximately $203 million and $45 million, respectively. If interest rates were to increase by 100 basis points, the fair value of the company’s debt and interest rate swap arrangements at July 2, 2011 would decrease by approximately $190 million and $43 million, respectively.

THERMO FISHER SCIENTIFIC INC.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk (continued)

In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. A 100-basis-point increase in interest rates at July 2, 2011, would increase the company’s annual pre-tax interest expense by approximately $15 million.

Currency Exchange Rates

In June 2011, the company entered into forward currency exchange contracts in anticipation of completing the Phadia acquisition (see Note 12) The fair value of forward currency exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in non-functional currency exchange rates related to all of the company’s contracts at July 2, 2011 would result in a decrease in the unrealized gain on forward currency exchange contracts of $170 million. A 10% appreciation in non-functional currency exchange rates related to the company’s contracts at July 2, 2011 would result in an increase in the unrealized gain on forward currency exchange contracts of $189 million.

Equity Prices

At year-end 2010, the company had outstanding convertible obligations which were sensitive to fluctuations in the price of the company’s common stock. At July 2, 2011, the company no longer has any outstanding convertible obligations and therefore is no longer materially exposed to market risk from changes in equity prices.

Item 4.           Controls and Procedures

   The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of July 2, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of July 2, 2011, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended July 2, 2011, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II        OTHER INFORMATION

Item 1A.        Risk Factors

   Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 26.

THERMO FISHER SCIENTIFIC INC.

Item 1A.        Risk Factors (continued)

We must develop new products, adapt to rapid and significant technological change and respond to introductions of new products by competitors to remain competitive. Our growth strategy includes significant investment in and expenditures for product development. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements and evolving industry standards. Our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can. Without the timely introduction of new products, services and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenue and operating results would suffer.

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic environment could adversely impact our business in 2011 and beyond, resulting in:

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.        Risk Factors (continued)

    As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2010, currency translation had an unfavorable effect of $19 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, but in the first six months of 2011, currency translation had a favorable effect on revenues of our continuing operations of $155 million due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

Our inability to complete pending acquisitions or to successfully integrate any new or previous acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Certain acquisitions may be difficult to complete for a number of reasons, including the need for antitrust and/or other regulatory approvals. Any acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company. Further, we may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $10.37 billion and $1.33 billion, respectively, as of July 2, 2011. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Our business could be adversely affected by disruptions at our sites. We rely upon our manufacturing operations to produce many of the products we sell and our warehouse facilities to store products, pending sale. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.

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

THERMO FISHER SCIENTIFIC INC.

Item 1A.        Risk Factors (continued)

We may incur unexpected costs from increases in fuel and raw material prices, which could reduce our earnings and cash flow. Our primary commodity exposures are for fuel, petroleum-based resins and steel. While we may seek to minimize the impact of price increases through higher prices to customers and various cost-saving measures, our earnings and cash flows could be adversely affected in the event these measures are insufficient to cover our costs.

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

Our debt may restrict our investment opportunities or limit our activities. As of July 2, 2011, we had approximately $4.03 billion in outstanding indebtedness. In addition, we had the ability to borrow an additional $952 million under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the share repurchase activity for the company’s second quarter of 2011 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal April (Apr. 3 – May 7)	2,569,600	$56.50	2,569,600	$554.8
Fiscal May (May 8 – Jun. 4)	861,500	63.10	861,500	500.4
Fiscal June (Jun. 5 – Jul. 2)	405,000	62.82	405,000	475.0

Total Second Quarter	3,836,100	$58.65	3,836,100	$475.0

(1)  On February 24, 2011, the company announced a repurchase program authorizing the purchase of up to $750 million of the company's common stock through February 22, 2012. All of the shares of common stock repurchased by the company during the second quarter of 2011 were purchased under this program.

Item 6.           Exhibits

See Exhibit Index on page 45.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 2011.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Sale and Purchase Agreement dated May 19, 2011 among Thermo Fisher Scientific Inc., CB Diagnostics Luxembourg S.À R.L, and certain funds managed and advised by Cinven Limited (filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2011 ([File No. 1-8002] and incorporated in this document by reference).

2.2
Warranty Deed dated as of May 19, 2011 among Thermo Fisher Scientific Inc., Igenza Cin AB, the Michael Land Family Trust and the warrantors named as parties thereto (filed as exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 24, 2011 ([File No. 1-8002] and incorporated in this document by reference).

3.1
By-Laws of the Registrant, as amended and effective as of July 12, 2011 (filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 14, 2011 ([File No. 1-8002] and incorporated in this document by reference).

10.1
Credit Agreement, dated June 23, 2011, among the Company, Barclays Bank Plc and each lender from time to time party thereto (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2011 ([File No. 1-8002] and incorporated in this document by reference).

10.2
Revolving Credit Agreement, dated June 23, 2011, among the Company, Barclays Bank Plc and each lender from time to time party thereto (filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 29, 2011 ([File No. 1-8002] and incorporated in this document by reference).

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

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended July 2, 2011 and July 3, 2010 (ii) Consolidated Balance Sheets at July 2, 2011, and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010 and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.