Form 10-Q
period 2011-10-01
THERMO FISHER SCIENTIFIC INC.
filed 2011-11-04
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 1, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 1, 2011
Common Stock, $1.00 par value	378,279,984

PART I          FINANCIAL INFORMATION

Item 1.           Financial Statements

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet
(Unaudited)

	October 1,	December 31,
(In millions)	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$890.3	$917.1
Short-term investments, at quoted market value (cost of $8.4 and $9.6)	8.0	8.9
Accounts receivable, less allowances of $61.1 and $39.2	1,811.0	1,473.8
Inventories:
Raw materials	363.7	309.2
Work in process	147.1	108.4
Finished goods	895.3	755.3
Deferred tax assets	204.1	181.3
Other current assets	415.1	381.0

	4,734.6	4,135.0

Property, Plant and Equipment, at Cost	2,594.4	2,199.2
Less: Accumulated depreciation and amortization	(965.2)	(839.0)

	1,629.2	1,360.2

Acquisition-related Intangible Assets, net of Accumulated Amortization of $2,988.9 and $2,539.1	8,058.6	5,913.7

Other Assets	565.3	944.8

Goodwill	12,003.8	8,995.7

	$26,991.5	$21,349.4

THERMO FISHER SCIENTIFIC INC.

Consolidated Balance Sheet (continued)
(Unaudited)

	October 1,	December 31,
(In millions except share amounts)	2011	2010

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$1,018.6	$105.8
Accounts payable	610.6	546.7
Accrued payroll and employee benefits	326.8	304.5
Deferred revenue	192.6	158.2
Other accrued expenses	643.9	594.6

	2,792.5	1,709.8

Deferred Income Taxes	2,262.4	1,626.1

Other Long-term Liabilities	625.4	621.2

Long-term Obligations	6,115.3	2,031.3

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 406,272,124 and 401,779,152 shares issued	406.3	401.8
Capital in excess of par value	10,128.5	10,019.7
Retained earnings	6,427.4	5,386.4
Treasury stock at cost, 27,992,140 and 10,409,268 shares	(1,486.9)	(490.5)
Accumulated other comprehensive items	(279.4)	43.6

	15,195.9	15,361.0

	$26,991.5	$21,349.4

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions except per share amounts)	2011	2010	2011	2010

Revenues
Product revenues	$2,555.9	$2,270.3	$7,364.6	$6,801.7
Service revenues	417.6	358.4	1,227.7	1,049.6

	2,973.5	2,628.7	8,592.3	7,851.3

Costs and Operating Expenses:
Cost of product revenues	1,499.9	1,343.7	4,314.9	4,029.6
Cost of service revenues	249.8	223.5	767.1	644.9
Selling, general and administrative expenses	809.7	677.0	2,295.6	2,048.5
Research and development expenses	86.8	71.5	244.9	207.2
Restructuring and other costs, net	12.3	10.3	67.5	35.9

	2,658.5	2,326.0	7,690.0	6,966.1

Operating Income	315.0	302.7	902.3	885.2
Other Expense, Net	(50.3)	(15.4)	(83.0)	(77.1)

Income from Continuing Operations Before Provision for Income Taxes	264.7	287.3	819.3	808.1
Benefit from (Provision for) Income Taxes	0.6	(28.5)	(89.2)	(96.0)

Income from Continuing Operations	265.3	258.8	730.1	712.1
Income from Discontinued Operations (net of income tax provision of $0.0, $6.2, $3.6 and $14.9)	—	9.7	5.5	23.5
Gain on Disposal of Discontinued Operations, Net (net of income tax (benefit) provision of $(0.1), $0.0, $190.8 and $1.5)	0.1	—	305.4	2.5

Net Income	$265.4	$268.5	$1,041.0	$738.1

Earnings per Share from Continuing Operations
Basic	$.70	$.65	$1.90	$1.75
Diluted	$.69	$.64	$1.88	$1.72

Earnings per Share
Basic	$.70	$.67	$2.72	$1.82
Diluted	$.69	$.66	$2.68	$1.79

Weighted Average Shares
Basic	379.5	400.7	383.3	406.5
Diluted	382.7	404.5	387.7	412.9

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
(In millions)	2011	2010

Operating Activities
Net Income	$1,041.0	$738.1
Income from discontinued operations	(5.5)	(23.5)
Gain on disposal of discontinued operations	(305.4)	(2.5)

Income from continuing operations	730.1	712.1

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	616.6	561.3
Change in deferred income taxes	(182.2)	(194.4)
Non-cash stock-based compensation	60.7	61.7
Non-cash interest expense on convertible debt	1.4	7.2
Non-cash charges for sale of inventories revalued at the date of acquisition	40.5	7.4
Tax benefits from stock-based compensation awards	(16.6)	(7.9)
Other non-cash expenses, net	35.6	35.3
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(81.1)	(129.9)
Inventories	(64.2)	(62.0)
Other assets	(52.6)	(37.4)
Accounts payable	25.4	47.5
Other liabilities	(55.4)	40.6
Contributions to retirement plans	(16.8)	(14.9)

Net cash provided by continuing operations	1,041.4	1,026.6
Net cash provided by discontinued operations	12.6	33.0

Net cash provided by operating activities	1,054.0	1,059.6

Investing Activities
Acquisitions, net of cash acquired	(5,699.4)	(545.4)
Purchase of property, plant and equipment	(185.5)	(168.7)
Proceeds from sale of property, plant and equipment	6.2	4.2
Proceeds from sale of business, net of cash divested	13.8	—
Other investing activities, net	(2.2)	4.1

Net cash used in continuing operations	(5,867.1)	(705.8)
Net cash provided by (used in) discontinued operations	797.7	(0.8)

Net cash used in investing activities	$(5,069.4)	$(706.6)

THERMO FISHER SCIENTIFIC INC.

Consolidated Statement of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
(In millions)	2011	2010

Financing Activities
Net proceeds from issuance of debt	$4,254.4	$741.3
Increase in commercial paper, net	999.3	—
Settlement of convertible debt	(452.0)	(600.8)
Redemption and repayment of long-term obligations	(0.9)	(502.9)
Purchases of company common stock	(987.5)	(662.5)
Net proceeds from issuance of company common stock	153.7	52.6
Tax benefits from stock-based compensation awards	16.6	7.9
Increase (decrease) in short-term notes payable	9.3	(8.7)
Other financing activities, net	4.1	—

Net cash provided by (used in) financing activities	3,997.0	(973.1)

Exchange Rate Effect on Cash	(8.4)	(13.8)

Decrease in Cash and Cash Equivalents	(26.8)	(633.9)
Cash and Cash Equivalents at Beginning of Period	917.1	1,564.1

Cash and Cash Equivalents at End of Period	$890.3	$930.2

Supplemental Cash Flow Information
Fair value of assets of acquired businesses	$7,055.1	$726.6
Cash paid for acquired businesses	(5,902.7)	(584.2)

Fair value of liabilities assumed of acquired businesses	$1,152.4	$142.4

Issuance of restricted stock	$—	$1.4

Issuance of stock upon vesting of restricted stock units	$22.1	$15.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.         General

    The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 1, 2011, the results of operations for the three- and nine-month periods ended October 1, 2011, and October 2, 2010, and the cash flows for the nine-month periods ended October 1, 2011, and October 2, 2010. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of December 31, 2010, has been derived from the audited consolidated financial statements as of that date, as adjusted for the reclassification of discontinued operations discussed below. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2010 financial statements and notes included in the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on July 12, 2011. The results of two businesses have been classified and presented as discontinued operations in the accompanying financial statements (Note 2). Prior period results herein and in the aforementioned Form 8-K have been adjusted to conform to this presentation.

    Beginning in the third quarter of 2011, the company’s continuing operations fall into three business segments (see Note 3): Analytical Technologies, Specialty Diagnostics and Laboratory Products and Services. Prior period segment results have been adjusted to conform to this presentation.

    Recent Accounting Pronouncements

    In September 2011, FASB issued revised guidance requiring entities to provide additional qualitative and quantitative disclosures about an employer’s participation and financial obligations in a multiemployer pension plan. The new rule is intended to increase transparency about an employer’s participation in a multiemployer pension plan. The new guidance is effective for fiscal years that end after December 15, 2011. Adoption of this standard will not have an impact on the company’s results of operations or financial position.

    In September 2011, FASB modified existing rules to allow entities to use a qualitative approach to test goodwill for impairment. The revised guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance will be effective for the company on January 1, 2012 although early adoption is permitted. Adoption of this standard will not have an impact on the company’s results of operations or financial position.

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

2.        Acquisitions and Dispositions

Acquisitions

    On May 19, 2011, the company entered into an agreement to acquire the Phadia group, a global leader in allergy and autoimmunity diagnostics, headquartered in Sweden. Phadia develops, manufactures and markets complete blood-test systems to support the clinical diagnosis and monitoring of allergy and autoimmune diseases. Phadia has been a pioneer in bringing new allergy diagnostic tests to market and is a global leader for in vitro allergy diagnostics and a European leader in autoimmunity diagnostics. The Specialty Diagnostics segment completed the acquisition in August 2011, for a total purchase price of $3.54 billion, net of cash acquired, including the repayment of $2.14 billion of indebtedness owed by Phadia to the seller and third-party lenders. Phadia’s revenues in 2010 totaled €367 million (approximately $525 million based on exchange rates at the time of the acquisition agreement announcement). The purchase price exceeded the fair value of the acquired net assets and, accordingly, $1.82 billion was recorded as goodwill, substantially none of which is tax deductible.

    On December 13, 2010, the company and Dionex Corporation, a leading manufacturer and marketer of chromatography systems, announced that their Boards of Directors unanimously approved a transaction under which Thermo Fisher would acquire all of the outstanding shares of Dionex. Dionex, headquartered in Sunnyvale, California, is a global leader in the manufacturing and marketing of ion and liquid chromatography and sample preparation systems, consumables, and software for chemical analysis. Dionex systems are used worldwide in environmental analysis and by the life sciences, chemical, petrochemical, food and beverage, power generation, and electronics industries. Their expertise in applications and instrumentation helps analytical scientists to evaluate and develop pharmaceuticals, establish environmental regulations, and produce better industrial products. The Analytical Technologies segment completed the acquisition in May 2011, for a total purchase price of $2.03 billion, net of cash acquired. Revenues of Dionex totaled $420 million in its fiscal year ended June 30, 2010. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $1.32 billion was recorded as goodwill, substantially none of which is tax deductible.

    In addition, in the first nine months of 2011, the Laboratory Products and Services segment acquired a U.S.-based manufacturer of clinical and diagnostic assays and platforms for rapid and sensitive protein biomarker analysis; a U.S.-based manufacturer of laboratory workstations and fume hoods; a U.K.-based provider of single-use plastic products serving the microbiology, life sciences and clinical markets and certain operating assets of a Singapore-based distributor of laboratory equipment and consumables. The Specialty Diagnostics segment also acquired a provider of microbiology solutions, including blood culture identification and antibiotic susceptibility testing products with operations in both the U.S. and U.K. The aggregate consideration paid for these acquisitions was $106 million.

    The company made contingent purchase price and post closing adjustment payments totaling $36 million in the first nine months of 2011, for acquisitions completed prior to 2011. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

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

    The components of the purchase price allocations for 2011 acquisitions are as follows:

(In millions)	Phadia	Dionex	Other	Total

Purchase Price
Cash paid	$3,655.2	$2,140.8	$106.7	$5,902.7
Debt assumed	0.3	3.2	—	3.5
Purchase price payable	—	—	0.4	0.4
Fair value of contingent consideration	—	—	1.4	1.4
Cash acquired	(117.2)	(114.9)	(1.1)	(233.2)

	$3,538.3	$2,029.1	$107.4	$5,674.8

Allocation
Current assets	$302.8	$227.8	$34.1	$564.7
Property, plant and equipment	150.1	87.1	33.8	271.0
Intangible assets:
Customer relationships	976.6	495.3	17.6	1,489.5
Product technology	696.3	350.2	20.0	1,066.5
In-process research and development	—	18.3	—	18.3
Tradenames and other	132.5	35.7	3.7	171.9
Goodwill	1,818.6	1,318.1	30.2	3,166.9
Other assets	67.9	4.1	1.1	73.1
Liabilities assumed	(606.5)	(507.5)	(33.1)	(1,147.1)

	$3,538.3	$2,029.1	$107.4	$5,674.8

    The weighted-average amortization periods for intangible assets acquired in 2011 are 14 years for customer relationships, 11 years for product technology and 14 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 13 years.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

2.        Acquisitions and Dispositions (continued)

        Had the acquisitions of Phadia and Dionex been completed as of the beginning of 2010, the company’s pro forma results for 2011 and 2010 would have been as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions except per share amounts)	2011	2010	2011	2010

Revenues	$3,048.4	$2,836.7	$9,143.6	$8,517.1

Income from Continuing Operations	$290.3	$244.1	$824.1	$552.1

Net Income	$290.4	$253.8	$1,135.1	$578.1

Earnings per Share from Continuing Operations:
Basic	$0.77	$0.61	$2.15	$1.36
Diluted	$0.76	$0.60	$2.13	$1.34

Earnings per Share:
Basic	$0.77	$0.63	$2.96	$1.42
Diluted	$0.76	$0.63	$2.93	$1.40

    Pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the business combinations:

•
Pre-tax reduction in revenue of $2.1 million and $12.6 million for the three and nine months ended October 2, 2010, respectively, and $1.1 million in the nine months ended October 1, 2011, due to the impact of revaluing Dionex deferred revenue obligations to fair value.

•
Pre-tax charge to cost of revenues of $19.9 million and $89.6 million for the three and nine months ended October 2, 2010, respectively, for the sale of Phadia and Dionex inventories revalued at the date of acquisition.

•	Pre-tax charge of $21.6 million for the nine months ended October 2, 2010 relating to monetizing equity awards held by Dionex employees at the date of acquisition.

•	Pre-tax charge of $80.7 million for the nine months ended October 2, 2010 for acquisition-related transaction costs incurred by both the company and the acquirees.

    The company’s results would not have been materially different from its pro forma results had the company’s other 2011 and 2010 acquisitions occurred at the beginning of 2010.

Dispositions

    In May 2011, the company sold a manufacturer of heating equipment for $14 million and recorded a pre-tax loss on the sale of $3 million, included in restructuring and other costs, net. Operating results of the business were not material.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

2.        Acquisitions and Dispositions (continued)

    On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena) for $740 million in cash and its Lancaster Laboratories business (Lancaster) for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. The sale of these businesses resulted in an after-tax gain of approximately $304 million or $0.78 per diluted share. Athena provides diagnostic testing for neurological and other diseases, with an emphasis on gene-based tests. Lancaster is a contract-testing laboratory that provides analytical laboratory services. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented. Operating results and balance sheet data of the discontinued operations were as follows:

	Three
	Months Ended	Nine Months Ended
	October 2,	October 1,	October 2,
(In millions)	2010	2011	2010

Revenues	$57.1	$54.3	$162.2
Pre-tax Income	16.0	9.1	38.5

December 31,
2010

Other Current Assets	$64.8
Other Assets	451.0
Other Accrued Expenses	17.6
Other Long-term Liabilities	58.4

3.        Business Segment Information

    During the third quarter of 2011, the company established a new financial reporting segment, called Specialty Diagnostics, following the acquisition of Phadia (see Note 2). In addition, the company transferred management responsibility and the related financial reporting and monitoring for a product line between segments. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect this transfer and the new segment reporting.

    The company’s continuing operations fall into three business segments as follows:

    Analytical Technologies: serves research scientists, as well as customers in manufacturing and in the field, with a comprehensive offering of advanced analytical technologies, including instruments, bioscience reagents, consumables and software, primarily for life science research and use in scientific, environmental and process applications.

    Specialty Diagnostics: serves customers in healthcare and clinical laboratories with a range of diagnostic test kits, reagents and instruments used to increase the speed and accuracy of diagnoses to improve patient care. The segment also includes the company’s healthcare market customer channel consisting of catalog, e-commerce and direct sales.

    Laboratory Products and Services: serves laboratory customers with a market-leading offering of equipment and consumables that improve productivity, as well as a range of biopharma outsourcing services such as clinical trials management and logistics. The segment also includes the company’s research and safety market customer channels consisting of catalog, e-commerce and direct sales.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

3.        Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Revenues
Analytical Technologies	$1,006.5	$827.9	$2,765.9	$2,358.0
Specialty Diagnostics	614.7	513.1	1,760.8	1,613.4
Laboratory Products and Services	1,483.3	1,407.7	4,454.4	4,236.0
Eliminations	(131.0)	(120.0)	(388.8)	(356.1)

Consolidated revenues	2,973.5	2,628.7	8,592.3	7,851.3

Segment Income
Analytical Technologies (a)	195.9	143.5	491.9	385.3
Specialty Diagnostics (a)	150.1	118.1	427.7	368.9
Laboratory Products and Services (a)	200.8	189.5	615.7	599.2

Subtotal reportable segments (a)	546.8	451.1	1,535.3	1,353.4

Cost of revenues charges	(24.3)	(2.5)	(42.6)	(11.3)
Selling, general and administrative charges, net	(20.6)	(0.5)	(61.7)	(1.4)
Restructuring and other costs, net	(12.3)	(10.3)	(67.5)	(35.9)
Amortization of acquisition-related intangible assets	(174.6)	(135.1)	(461.2)	(419.6)

Consolidated operating income	315.0	302.7	902.3	885.2
Other expense, net (b)	(50.3)	(15.4)	(83.0)	(77.1)

Income from continuing operations before provision for income taxes	$264.7	$287.3	$819.3	$808.1

Depreciation
Analytical Technologies	$15.9	$13.9	$44.5	$40.4
Specialty Diagnostics	12.9	9.0	32.6	27.0
Laboratory Products and Services	26.3	24.4	78.3	74.3

Consolidated depreciation	$55.1	$47.3	$155.4	$141.7

	October 1,	December 31,
(In millions)	2011	2010

Total Assets
Analytical Technologies	$6,654.0	$4,258.5
Specialty Diagnostics	8,444.1	4,582.3
Laboratory Products and Services	10,949.4	10,888.0
Corporate/Other (c)	944.0	1,620.6

Consolidated total assets	$26,991.5	$21,349.4

(a)  Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and
       amortization of acquisition-related intangibles.
(b)  The company does not allocate other expense, net to its segments.
(c)  Corporate assets consist primarily of cash and cash equivalents, short-term investments, property and equipment at the company’s corporate offices and, in 2010, assets of the discontinued operations.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

4.        Other Expense, Net

    The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Interest Income	$6.8	$3.4	$18.4	$8.7
Interest Expense	(49.5)	(19.1)	(116.2)	(65.2)
Other Items, Net	(7.6)	0.3	14.8	(20.6)

	$(50.3)	$(15.4)	$(83.0)	$(77.1)

    In the three-month period ended October 1, 2011, other items, net includes $5 million of losses on currency exchange contracts associated with the acquisition of Phadia (see Note 12). In the nine-month period ended October 1, 2011, other items, net includes $28 million of gains on currency exchange contracts associated with the acquisition of Phadia, offset in part by $10 million of fees associated with a short-term financing commitment to fund the Phadia acquisition. In the three- and nine- month periods ended October 2, 2010, other items, net includes $1 million and $17 million, respectively, of charges for the early extinguishment of debt.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

5.         Stock-based Compensation Expense

    The components of pre-tax stock-based compensation expense for the company’s continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Stock Option Awards	$12.0	$12.6	$37.3	$36.5
Restricted Share/Unit Awards	6.8	8.3	23.4	25.2

Total Stock-based Compensation Expense	$18.8	$20.9	$60.7	$61.7

    Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Cost of Revenues	$1.4	$1.6	$4.3	$4.5
Selling, General and Administrative Expenses	16.9	18.8	54.9	55.9
Research and Development Expenses	0.5	0.5	1.5	1.3

Total Stock-based Compensation Expense	$18.8	$20.9	$60.7	$61.7

    No stock-based compensation expense has been capitalized in inventories due to immateriality.

    Unrecognized compensation cost related to unvested stock options and restricted stock totaled approximately $93 million and $48 million, respectively, as of October 1, 2011, and is expected to be recognized through 2015 with weighted average amortization periods of 2.8 years and 2.2 years, respectively.

    During the first nine months of 2011, the company made equity compensation grants to employees consisting of 0.6 million restricted units and options to purchase 3.6 million shares.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

6.        Pension and Other Postretirement Benefit Plans

    Employees of a number of the company’s non-U.S. and certain U.S. subsidiaries participate in defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. The company also maintains postretirement healthcare programs at several acquired businesses where certain employees are eligible to participate. The costs of the postretirement healthcare programs are funded on a self-insured and insured-premium basis. Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Service Cost	$3.0	$3.8	$9.1	$9.1
Interest Cost on Benefit Obligation	13.6	13.1	40.7	39.1
Expected Return on Plan Assets	(14.4)	(13.8)	(43.1)	(41.0)
Amortization of Net Loss	0.8	0.5	2.3	1.5
Settlement/Curtailment Gain	—	(0.8)	—	(0.8)
Special Termination Benefits	—	0.1	0.1	0.4

Net Periodic Benefit Cost	$3.0	$2.9	$9.1	$8.3

    Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Service Cost	$0.1	$0.1	$0.5	$0.3
Interest Cost on Benefit Obligation	0.4	0.4	1.4	1.4
Amortization of Net Gain	—	(0.1)	(0.2)	(0.3)

Net Periodic Benefit Cost	$0.5	$0.4	$1.7	$1.4

7.         Income Taxes

    The company’s liability for unrecognized tax benefits increased to $106 million at October 1, 2011 from $62 million at December 31, 2010, primarily due to additional unrecognized tax benefits associated with liquidation of a subsidiary, utilization of capital loss carryforwards and 2011 acquisitions.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

8.        Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions except per share amounts)	2011	2010	2011	2010

Income from Continuing Operations	$265.3	$258.8	$730.1	$712.1
Income from Discontinued Operations	—	9.7	5.5	23.5
Gain on Disposal of Discontinued Operations, Net	0.1	—	305.4	2.5

Net Income	265.4	268.5	1,041.0	738.1

Income Allocable to Participating Securities	—	—	—	(0.2)

Net Income for Earnings per Share	$265.4	$268.5	$1,041.0	$737.9

Basic Weighted Average Shares	379.5	400.7	383.3	406.5
Effect of:
Convertible debentures	—	1.1	0.7	3.3
Stock options and restricted stock/units	3.2	2.7	3.7	3.1

Diluted Weighted Average Shares	382.7	404.5	387.7	412.9

Basic Earnings per Share:
Continuing operations	$.70	$.65	$1.90	$1.75
Discontinued operations	—	.02	.81	.06

	$.70	$.67	$2.72	$1.82

Diluted Earnings per Share:
Continuing operations	$.69	$.64	$1.88	$1.72
Discontinued operations	—	.02	.80	.06

	$.69	$.66	$2.68	$1.79

    Options to purchase 5.5 million, 8.3 million, 5.8 million and 8.2 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2011 and 2010 and the first nine months of 2011 and 2010, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

9.        Debt and Other Financing Arrangements

Short-term Financing

Short-term Credit Facility

    In June 2011, the company obtained a short-term revolving credit facility that expires in June 2012 which permits borrowings up to $1 billion. The purpose of this revolver is to be available in the event borrowings are not possible under the company’s commercial paper program, discussed below, due to credit market conditions or other events. Interest on the credit facility would be computed, at the company’s election, based on one of several Federal Funds, Prime or LIBOR-based rates, the most favorable of which was 1.19% at October 1, 2011. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain total leverage below a certain maximum level. As of October 1, 2011, there were no borrowings under this revolver.

Commercial Paper Program

    In August 2011, the Company established a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of October 1, 2011, outstanding borrowings under this program were $1.00 billion, with a weighted average remaining period to maturity of 30 days. The interest rates on the outstanding CP Notes as of October 1, 2011 were between 0.30% and 0.70% with a weighted average of 0.37%. Borrowings under this program were used to partially fund the acquisition of Phadia (see Note 2).

Termination of Interest Rate Swap Arrangements

    In August 2011, the company terminated its fixed to floating rate swap arrangements on its 2.15% Senior Notes due 2012, 2.05% Senior Notes due 2014, 3.25% Senior Notes due 2014 and 3.20% Senior Notes due 2015. As a result of terminating these arrangements, the company received $63 million (excluding accrued interest) in cash. The proceeds were recorded as part of the carrying value of the underlying debt, which will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. This amortization will reduce the effective interest rate on the underlying debt as follows:

Reduction in Effective Interest Rate (Basis Points)

Underlying Debt Instrument
2.15% Senior Notes due 2012	126
2.05% Senior Notes due 2014	95
3.25% Senior Notes due 2014	174
3.20% Senior Notes due 2015	172

Issuance of Senior Notes

    On August 9, 2011, the company issued $2.1 billion principal amount of senior notes, as detailed below, to partially fund its acquisition of Phadia:

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

9.        Debt and Other Financing Arrangements (continued)

2.25% Senior Notes due 2016

    On August 9, 2011, the company issued $1 billion principal amount of 2.25% Senior Notes due 2016. Interest on the notes is payable on February 15 and August 15 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

3.60% Senior Notes due 2021

    On August 9, 2011, the company issued $1.1 billion principal amount of 3.60% Senior Notes due 2021. Interest on the notes is payable on February 15 and August 15 of each year. The notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

    Prior to issuing this debt, the company entered into hedging agreements (treasury locks) with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering was probable and that such debt would carry semi-annual interest payments over a 10-year term, the agreements hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on a significant portion of principal amount of the 10-year fixed rate debt issue (or subsequent financings of such debt). The company paid $59 million at the termination of this agreement. The unfavorable change in the fair value of the hedge upon termination was $37 million, net of tax, and was classified as a reduction of accumulated other comprehensive items within shareholders’ equity and is being amortized to interest expense over the term of the debt through 2021, resulting in an increase in the effective interest rate on the $1.1 billion principal amount of this debt of 67 basis points.

    On February 22, 2011, the company issued $2.2 billion principal amount of senior notes, as detailed below, to fund its acquisition of Dionex (see Note 2) and for general corporate purposes:

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

    At the issuance of this debt, the company entered into six-month LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps was equal to the principal amount of the 2.05% Notes. The swaps have been accounted for as a fair value hedge of the 2.05% Notes. In August 2011, the company terminated the swap arrangements, as described above.

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

11.      Comprehensive Income and Shareholders’ Equity

    Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet. The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Net Income	$265.4	$268.5	$1,041.0	$738.1

Other Comprehensive Items:
Currency translation adjustment	(505.7)	228.1	(289.8)	(15.1)
Unrealized gains on available-for-sale investments, net of tax	0.8	0.8	2.0	1.1
Unrealized gains (losses) on hedging instruments, net of tax	(42.1)	0.1	(36.1)	0.2
Pension and other postretirement benefit liability adjustments, net of tax	1.6	0.3	0.9	1.0

	(545.4)	229.3	(323.0)	(12.8)

Comprehensive Income (Loss)	$(280.0)	$497.8	$718.0	$725.3

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

    The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2011:

	October 1,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$333.8	$333.8	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	37.6	37.6	—	—
Insurance contracts	48.9	—	48.9	—
Auction rate securities	4.4	—	—	4.4
Derivative contracts	31.0	—	31.0	—

Total Assets	$455.7	$371.4	$79.9	$4.4

Liabilities
Derivative contracts	$0.9	$—	$0.9	$—
Contingent consideration	2.9	—	—	2.9

Total Liabilities	$3.8	$—	$0.9	$2.9

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

    The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in currency exchange rates. The company determines the fair value of the auction rate securities by obtaining indications of value from brokers/dealers. The company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the company would be required to make such future payment. Changes to the fair value of contingent consideration are recorded in selling, general and administrative expense. The following tables provide a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities and contingent consideration.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Auction Rate Securities
Beginning Balance	$4.4	$4.9	$4.6	$5.4
Sale of securities	(0.2)	(0.1)	(0.5)	(0.5)
Total unrealized gains (losses) included inother comprehensive income	0.2	(0.1)	0.3	(0.2)

Ending Balance	$4.4	$4.7	$4.4	$4.7

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

12.      Fair Value Measurements and Fair Value of Financial Instruments (continued)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Contingent Consideration
Beginning Balance	$3.8	$24.1	$28.7	$0.6
Additions	1.4	—	1.4	23.5
Payments	(2.2)	—	(27.3)	—
Currency translation	(0.1)	—	0.1	—

Ending Balance	$2.9	$24.1	$2.9	$24.1

    The notional amounts of derivative contracts outstanding, primarily consisting of foreign currency exchange contracts and, in 2010, interest rate swaps, totaled $5.52 billion and $1.78 billion at October 1, 2011 and December 31, 2010, respectively.

    The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	October 1,	December 31,	October 1,	December 31,
(In millions)	2011	2010	2011	2010

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$37.3	$—	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (b)	31.0	2.8	0.9	3.5

Total derivatives	$31.0	$40.1	$0.9	$3.5

(a)  The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other assets.
(b)  The fair value of the foreign currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Derivatives Designated as Fair Value Hedges
Interest rate swaps	$3.2	$5.7	$16.5	$14.2
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts	25.0	(20.7)	31.9	18.3

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

12.      Fair Value Measurements and Fair Value of Financial Instruments (continued)

    Gains and losses recognized on interest rate swap and foreign currency exchange contracts are included in the consolidated statement of income under the caption other expense, net, together with the corresponding, offsetting losses and gains on the underlying hedged transactions except for the exchange rate hedges entered in June 2011 in anticipation of completing the Phadia acquisition (discussed below). The gains on these contracts have no underlying offset in the company's income statement.

    On May 19, 2011, in connection with the planned acquisition of Phadia, the company entered into several foreign currency forward contracts to partly mitigate the currency exchange risk associated with the payment of the Euro-denominated purchase price and the repayment of multi-currency debt on the Phadia books. The currencies purchased included the Euro, Swedish krona and Japanese yen, with the aggregate notional amount totaling $2.34 billion. These currency forward contracts were not able to be designated as hedging instruments and therefore the change in the derivative fair value was marked to market through income/expense, resulting in a $28 million gain included in other expense, net, during the nine months ended October 1, 2011. In conjunction with completion of the Phadia acquisition in August 2011, these currency forward contracts were effectively terminated through the sale of offsetting contracts although final settlement will occur on November 1, 2011 and therefore the gain is included in other current assets at October 1, 2011.

Fair Value of Other Financial Instruments

    The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	October 1, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$6.4	$6.4	$7.4	$7.4

Debt Obligations:
Convertible obligations	$—	$—	$327.9	$461.4
Senior notes	6,097.8	6,423.1	1,784.9	1,806.3
Commercial paper	1,000.0	1,000.0	—	—
Other	36.1	36.1	24.3	24.3

	$7,133.9	$7,459.2	$2,137.1	$2,292.0

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

Notes to Consolidated Financial Statements
(Unaudited)

13.      Warranty Obligations

    Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Nine Months Ended
	October 1,	October 2,
(In millions)	2011	2010

Beginning Balance	$41.7	$45.2
Provision charged to income	39.5	31.0
Usage	(41.3)	(31.9)
Acquisitions	3.0	0.2
Adjustments to previously provided warranties, net	(1.5)	—
Other, net	0.5	0.2

Ending Balance	$41.9	$44.7

14.      Restructuring and Other Costs, Net

    Restructuring and other costs in the first nine months of 2011 primarily included cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition as well as continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the consolidation of facilities in Finland and Australia of acquired businesses with existing facilities in those countries and the consolidation of several Massachusetts facilities. As of November 4, 2011, the company has identified restructuring actions that will result in additional charges of approximately $40 million, primarily in the remainder of 2011 and beginning of 2012.

    During the third quarter of 2011, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$14.3	$9.6	$0.4	$—	$24.3
Selling, General and Administrative Expenses	1.6	16.0	—	3.0	20.6
Restructuring and Other Costs, Net	5.5	1.9	4.9	—	12.3

	$21.4	$27.5	$5.3	$3.0	$57.2

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

14.      Restructuring and Other Costs, Net (continued)

    During the first nine months of 2011, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$29.9	$10.0	$2.7	$—	$42.6
Selling, General and Administrative Expenses	34.6	24.1	—	3.0	61.7
Restructuring and Other Costs, Net	43.5	4.2	19.2	0.6	67.5

	$108.0	$38.3	$21.9	$3.6	$171.8

    The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

    The Analytical Technologies segment recorded $21.4 million of net restructuring and other charges in the third quarter of 2011. The segment recorded charges to cost of revenues of $14.3 million for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $1.6 million primarily for transaction costs related to the Dionex acquisition (Note 2); and $5.5 million of other restructuring costs, all of which were cash costs. These costs, which were primarily associated with headcount reductions and facility consolidations to streamline operations, consisted of $3.8 million of severance for approximately 180 employees; $1.5 million of abandoned facility costs; and $0.2 million of other cash costs.

    In the first nine months of 2011, the Analytical Technologies segment recorded $108.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $29.9 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $34.6 million primarily for transaction costs related to the Dionex acquisition; and $43.5 million of other restructuring costs, net, substantially all of which were cash costs. These costs included $21.6 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The Analytical Technologies segment also recorded continuing cash costs associated with headcount reductions and facility consolidations to streamline operations, including the consolidation of a manufacturing and sales facility in Finland of an acquired business with an existing facility in that country, which consisted of $15.4 million of severance for approximately 270 employees; $5.9 million of abandoned facility costs; and $0.8 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations.

Specialty Diagnostics

    The Specialty Diagnostics segment recorded $27.5 million of net restructuring and other charges in the third quarter of 2011. The segment recorded charges to cost of revenues of $9.6 million for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $16.0 million primarily for transaction costs related to the Phadia acquisition (Note 2); and $1.9 million of other restructuring costs, including non-cash costs of $1.1 million for writedowns to estimated disposal value of real estate held for sale and cash costs of $0.8 million including $0.4 million of severance for approximately 10 employees; $0.3 million of abandoned facility costs; and $0.1 million of other cash costs associated with restructuring actions.

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

14.      Restructuring and Other Costs, Net (continued)

    In the first nine months of 2011, the Specialty Diagnostics segment recorded $38.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $10.0 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $24.1 million primarily for transaction costs related to the Phadia acquisition; and $4.2 million of other restructuring costs, including $1.1 million of writedowns to estimated disposal value of real estate held for sale and cash costs of $3.1 million associated with headcount reductions and facility consolidations to streamline operations. The cash costs consisted of $2.0 million of severance for approximately 50 employees; $0.6 million of abandoned facility costs; and $0.5 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations.

Laboratory Products and Services

    The Laboratory Products and Services segment recorded $5.3 million of net restructuring and other charges in the third quarter of 2011. The segment recorded charges to cost of revenues of $0.4 million for accelerated depreciation at facilities closing due to real estate consolidation and $4.9 million of other restructuring costs, net, $5.3 million of which were cash costs associated with headcount reductions and facility consolidations. The cash costs included $4.0 million of severance for approximately 260 employees; $0.2 million of abandoned facility costs; and $1.1 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $0.4 million of income, net, primarily for gains on the sale of real estate and used equipment.

    In the first nine months of 2011, the Laboratory Products and Services segment recorded $21.9 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $2.7 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation and $19.2 million of other restructuring costs, net, $16.6 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations, included $13.3 million of severance for approximately 570 employees; $1.6 million of abandoned facility costs; and $1.7 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $2.6 million of non-cash expense, net, primarily related to a loss on sale of a heating equipment business.

Corporate

    The company recorded $3.6 million in restructuring and other charges at its corporate operations, including a charge to selling, general and administrative expense of $3.0 million associated with product liability litigation and $0.6 million of cash costs for non-executive severance, in the first nine months of 2011.

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

THERMO FISHER SCIENTIFIC INC.

Notes to Consolidated Financial Statements
(Unaudited)

14.      Restructuring and Other Costs, Net (continued)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2010 Restructuring Plans
Balance At December 31, 2010	$7.1	$4.8	$0.1	$12.0
Costs incurred in 2011 (b)	0.2	1.1	0.1	1.4
Reserves reversed	(0.3)	—	—	(0.3)
Payments	(3.3)	(2.8)	(0.1)	(6.2)
Currency translation	0.2	—	—	0.2

Balance At October 1, 2011	$3.9	$3.1	$0.1	$7.1

2010 Restructuring Plans
Balance At December 31, 2010	$3.2	$0.9	$0.1	$4.2
Costs incurred in 2011 (b)	2.4	0.3	1.0	3.7
Payments	(3.1)	(0.7)	(1.1)	(4.9)
Currency translation	—	—	—	—

Balance At October 1, 2011	$2.5	$0.5	$—	$3.0

2011 Restructuring Plans
Costs incurred in 2011 (b)	$28.9	$6.8	$23.5	$59.2
Payments	(16.7)	(4.6)	(17.2)	(38.5)
Currency translation	(0.4)	—	—	(0.4)

Balance At October 1, 2011	$11.8	$2.2	$6.3	$20.3

(a)  Other includes cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition and employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)  Excludes an aggregate of $4 million of non-cash expense, net, including a loss on sale of a heating equipment business.

    The company expects to pay accrued restructuring costs as follows: severance and other costs, primarily through 2012; and abandoned-facility payments, over lease terms expiring through 2018.

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

Overview of Results of Operations and Liquidity

The company develops, manufactures and sells a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own technologies and by making strategic acquisitions of complementary businesses. Beginning in the third quarter of 2011, the company’s continuing operations fall into three business segments (see Note 3): Analytical Technologies, Specialty Diagnostics and Laboratory Products and Services. Prior period segment results have been adjusted to conform to this presentation.

The results of two businesses sold on April 4, 2011, have been classified and presented as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation. The results discussed below refer to the company’s continuing operations unless otherwise noted.

	Three Months Ended				Nine Months Ended
	October 1,		October 2,		October 1,		October 2,
(Dollars in millions)	2011		2010		2011		2010

Revenues
Analytical Technologies	$1,006.5	33.8%	$827.9	31.5%	$2,765.9	32.2%	$2,358.0	30.0%
Specialty Diagnostics	614.7	20.7%	513.1	19.5%	1,760.8	20.5%	1,613.4	20.5%
Laboratory Products and Services	1,483.3	49.9%	1,407.7	53.6%	4,454.4	51.8%	4,236.0	54.0%
Eliminations	(131.0)	(4.4)%	(120.0)	(4.6)%	(388.8)	(4.5)%	(356.1)	(4.5)%

	$2,973.5	100%	$2,628.7	100%	$8,592.3	100%	$7,851.3	100%

Sales in the third quarter of 2011 were $2.97 billion, an increase of $345 million from the third quarter of 2010. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, the favorable effects of currency translation and higher sales at existing businesses. Had Phadia, Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $210 million (7%) over pro forma 2010 revenues. Aside from the effects of currency translation and other acquisitions, net of divestitures, pro forma revenues increased $92 million (3%) over pro forma 2010 revenues (discussed in total and by segment below). The increase in pro forma revenues was primarily due to increased demand, offset in part by lower sales to academic and government markets which the company believes may be related to uncertainty in funding expectations in the U.S. and Europe.

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

•
Phadia, a global leader in the development, manufacturing and marketing of complete blood-test systems to support the clinical diagnosis and monitoring of allergy and autoimmune diseases, was acquired in August 2011 to expand the company’s specialty diagnostics offerings.

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

In the third quarter of 2011, total company operating income and operating income margin were $315 million and 10.6%, respectively, compared with $303 million and 11.5%, respectively, in 2010. The decrease in operating income margin was primarily due to acquisition-related charges totaling $45 million and an increase in amortization expense of $40 million in the third quarter of 2011, primarily related to the acquisitions of Phadia and Dionex. These decreases were offset in part by profit on incremental sales from acquisitions and existing businesses, productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions.

The company recorded a benefit from income taxes in the third quarter of 2011. The company’s effective tax rate was 9.9% in the third quarter of 2010. As a result of the Phadia acquisition and a relatively lower tax rate on Phadia’s earnings, the company revised its estimated effective tax rate for the full year 2011 to approximately 11% based on currently forecasted profitability in the countries in which the company conducts business. As a result, a year-to-date adjustment was recorded in the third quarter of 2011 to reflect the impact of the lower tax rate on the company’s year-to-date earnings. The tax provision in the 2011 period was also favorably affected by $7.9 million, or 3.0 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition and $3.5 million, or 1.3 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the third quarter of 2010 was favorably affected by $6.1 million or 2.1 percentage points resulting from the settlement of a tax audit and adjustments to deferred tax balances due to changes in tax rates.

Income from continuing operations increased to $265 million in the third quarter of 2011, from $259 million in the third quarter of 2010, primarily due to a benefit from income taxes in 2011, offset in part by higher interest expense and the items discussed above that decreased operating income margin.

During the first nine months of 2011, the company’s cash flow from operations totaled $1.05 billion (including $13 million from discontinued operations), compared with $1.06 billion (including $33 million from discontinued operations) for the first nine months of 2010. The decrease resulted primarily from the timing of income tax payments.

As of October 1, 2011, the company’s short-term debt totaled $1.02 billion, principally commercial paper obligations. Under its principal unsecured revolving credit agreement, expiring in August 2012, the company has available capacity of $951 million at October 1, 2011. In addition, the company has a $1 billion short-term revolving credit agreement expiring in June 2012, the purpose of which is to provide short-term funds in the event access to commercial paper markets is not available. The company expects to renew these facilities before their expiration, for all or a portion of the available borrowings thereunder.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations –
                        Overview of Results of Operations and Liquidity (continued)

    The company believes that its existing cash and short-term investments of $898 million as of October 1, 2011, and the company’s future cash flow from operations together with available borrowing capacity of $951 million under its principal revolving credit agreement and the expected renewal thereof, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2010, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2011.

Results of Operations

Third Quarter 2011 Compared With Third Quarter 2010

Continuing Operations

Sales in the third quarter of 2011 were $2.97 billion, an increase of $345 million from the third quarter of 2010. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, the favorable effects of currency translation and higher sales at existing businesses. Had Phadia, Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $210 million (7%) over pro forma third quarter of 2010 revenues, including $29 million due to other acquisitions, net of divestitures, $88 million due to the favorable effects of currency translation and $92 million (3%) due to higher revenues at existing businesses. The increase in pro forma revenues was primarily due to increased demand and, to a lesser extent, price increases. Sales growth was strong in Asia and modest in North America and Europe. The increase in demand was offset in part by lower sales to academic and government markets which the company believes may be related to uncertainty in funding expectations in the U.S. and Europe.

In the third quarter of 2011, total company operating income and operating income margin were $315 million and 10.6%, respectively, compared with $303 million and 11.5%, respectively, in 2010. The decrease in operating income margin was primarily due to acquisition-related charges totaling $45 million and an increase in amortization expense of $40 million in the third quarter of 2011, primarily related to the acquisitions of Phadia and Dionex. These decreases were offset in part by profit on incremental sales from acquisitions and existing businesses, productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions.

In the third quarter of 2011, the company recorded restructuring and other costs, net, of $57 million, including $24 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $21 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisitions of Phadia and Dionex. The company incurred $12 million of cash costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several Massachusetts facilities.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations –
                       Results of Operations (continued)

In the third quarter of 2010, the company recorded restructuring and other costs, net, of $13 million, including $3 million of charges to cost of revenues related to the sale of inventory revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisition of Fermentas. The company incurred $8 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred $2 million of non-cash asset write-downs associated with abandoned facilities held for sale.

As of November 4, 2011, the company has identified restructuring actions that will result in additional charges of approximately $40 million in 2011 and expects to identify additional actions during the remainder of 2011. The restructuring actions initiated in the first nine months of 2011 are expected to result in annual cost savings of approximately $60 million.

Segment Results

The company’s management evaluates segment operating performance using operating income before certain charges/credits to cost of revenues and selling, general and administrative expenses, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; and amortization of acquisition-related intangible assets. The company also refers to this measure as adjusted operating income. The company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining compensation (Note 3). Accordingly, the following segment data is reported on this basis.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations –
                       Results of Operations (continued)

	Three Months Ended
	October 1,	October 2,
(Dollars in millions)	2011	2010	Change

Revenues
Analytical Technologies	$1,006.5	$827.9	22%
Specialty Diagnostics	614.7	513.1	20%
Laboratory Products and Services	1,483.3	1,407.7	5%
Eliminations	(131.0)	(120.0)	9%

Consolidated Revenues	$2,973.5	$2,628.7	13%

Segment Income
Analytical Technologies	$195.9	$143.5	37%
Specialty Diagnostics	150.1	118.1	27%
Laboratory Products and Services	200.8	189.5	6%

Subtotal Reportable Segments	546.8	451.1	21%

Cost of Revenues Charges	(24.3)	(2.5)
Selling, General and Administrative Charges, Net	(20.6)	(0.5)
Restructuring and Other Costs, Net	(12.3)	(10.3)
Amortization of Acquisition-related Intangible Assets	(174.6)	(135.1)

Consolidated Operating Income	$315.0	$302.7	4%

Reportable Segments Operating Income Margin	18.4%	17.2%

Consolidated Operating Income Margin	10.6%	11.5%

Income from the company’s reportable segments increased 21% to $547 million in the third quarter of 2011 due primarily to profit on incremental sales from acquisitions and existing businesses, productivity improvements, global sourcing initiatives and lower operating costs following restructuring actions.

   Analytical Technologies

	Three Months Ended
	October 1,	October 2,
(Dollars in millions)	2011	2010	Change

Revenues	$1,006.5	$827.9	22%

Operating Income Margin	19.5%	17.3%	2.2

Sales in the Analytical Technologies segment increased $179 million to $1.01 billion in the third quarter of 2011. The increase was due to acquisitions, including Dionex, and, to a lesser extent, higher revenues at existing businesses and the favorable effects of currency translation. Had Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $80 million (9%) over pro forma 2010 revenues, including increases of $2 million due to other acquisitions, $32 million due to the favorable effects of currency translation and $46 million (5%) due to higher revenues at existing businesses. The increase in pro forma revenue at existing businesses was primarily due to increased demand. Demand was particularly strong for instruments serving industrial and applied markets. The increase in demand was offset in part by lower sales to customers in academic and government markets.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations –
                       Results of Operations (continued)

Operating income margin was 19.5% in the third quarter of 2011 and 17.3% in the third quarter of 2010. The increase resulted from profit on incremental sales, global sourcing initiatives, productivity improvements and, to a lesser extent, price increases.

   Specialty Diagnostics

	Three Months Ended
	October 1,	October 2,
(Dollars in millions)	2011	2010	Change

Revenues	$614.7	$513.1	20%

Operating Income Margin	24.4%	23.0%	1.4

Sales in the Specialty Diagnostics segment increased $102 million to $615 million in the third quarter of 2011. The increase was due to acquisitions, including Phadia and, to a lesser extent, higher revenues at existing businesses and the favorable effects of currency translation. Had Phadia and the company been combined from the beginning of 2010, pro forma revenues would have increased $66 million (11%) over pro forma 2010 revenues, including increases of $8 million due to other acquisitions, $22 million due to the favorable effects of currency translation and $35 million (6%) due to higher revenues at existing businesses. The increase in pro forma revenue at existing businesses was primarily due to increased demand. Demand was particularly strong for immunodiagnostics and clinical diagnostics products.

Operating income margin was 24.4% in the third quarter of 2011 and 23.0% in the third quarter of 2010. The increase resulted from profit on incremental sales, productivity improvements, global sourcing initiatives and, to a lesser extent, price increases.

   Laboratory Products and Services

	Three Months Ended
	October 1,	October 2,
(Dollars in millions)	2011	2010	Change

Revenues	$1,483.3	$1,407.7	5%

Operating Income Margin	13.5%	13.5%	—

Sales in the Laboratory Products and Services segment increased $76 million to $1.48 billion in the third quarter of 2011. The favorable effects of currency translation resulted in an increase in revenues of $36 million in 2011. Sales increased $19 million due to acquisitions. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues increased $21 million (1%) primarily due to increased demand for biopharma outsourcing services. The increase in demand was offset in part by lower sales to customers in academic and government markets.

Operating income margin was 13.5% in the third quarter of both 2011 and 2010, primarily due to productivity improvements offset by inflationary pressures on raw material costs and commercial investments.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations –
                       Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $50 million and $15 million in the third quarter of 2011 and 2010, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. The increase was primarily due to an increase of $30 million in interest expense related to the debt issued to fund the Phadia and Dionex acquisitions, offset in part by having refinanced higher-rate debt during 2010. In 2011, other items, net includes a $5 million loss on currency exchange contracts associated with the Phadia acquisition and repayment of its multi-currency debt.

Provision for Income Taxes

The company recorded a benefit from income taxes in the third quarter of 2011. The company’s effective tax rate was 9.9% in the third quarter of 2010. As a result of the Phadia acquisition and a relatively lower tax rate on Phadia’s earnings, the company revised its estimated effective tax rate for the full year 2011 to approximately 11% based on currently forecasted profitability in the countries in which the company conducts business. As a result, a year-to-date adjustment was recorded in the third quarter of 2011 to reflect the impact of the lower tax rate on the company’s year-to-date earnings. The tax provision in the 2011 period was also favorably affected by $7.9 million, or 3.0 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition and $3.5 million, or 1.3 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the third quarter of 2010 was favorably affected by $6.1 million or 2.1 percentage points resulting from the settlement of a tax audit and adjustments to deferred tax balances due to changes in tax rates.

Contingent Liabilities

The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome in one or more of the matters described under “Litigation and Related Contingencies” in Note 10 could materially affect the company’s financial position as well as its results of operations and cash flows.

Recent Accounting Pronouncements

In September 2011, FASB issued revised guidance requiring entities to provide additional qualitative and quantitative disclosures about an employer’s participation and financial obligations in a multiemployer pension plan. The new rule is intended to increase transparency about an employer’s participation in a multiemployer pension plan. The new guidance is effective for fiscal years that end after December 15, 2011. Adoption of this standard will not have an impact on the company’s results of operations or financial position.

In September 2011, FASB modified existing rules to allow entities to use a qualitative approach to test goodwill for impairment. The revised guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance will be effective for the company on January 1, 2012 although early adoption is permitted. Adoption of this standard will not have an impact on the company’s results of operations or financial position.

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

First Nine Months 2011 Compared With First Nine Months 2010

Continuing Operations

Sales in the first nine months of 2011 were $8.59 billion, an increase of $741 million from the first nine months of 2010. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, the favorable effects of currency translation and higher revenues at existing businesses. Had Phadia, Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $615 million (7%) over the pro forma first nine months of 2010 revenues, including $102 million due to other acquisitions, net of divestitures, $263 million due to the favorable effects of currency translation and $251 million (3%) due to higher revenues at existing businesses. The increase in pro forma revenues at existing businesses was primarily due to increased demand, offset in part by lower sales resulting from cessation of a supply contract, discussed below, and lower stimulus-funded sales in Japan as compared to 2010, which together decreased sales by approximately 1 percentage point. Sales growth was strong in Asia and modest in Europe and North America. The results in North America and Asia were affected by the cessation of the supply contract and the lower stimulus-funded sales in Japan, respectively.

In the first nine months of 2011, operating income and operating income margin were $902 million and 10.5%, respectively, compared with $885 million and 11.3%, respectively, in 2010. The decrease in operating income margin was primarily due to $126 million of acquisition-related charges and an increase in amortization expense of $42 million in 2011 primarily related to the acquisitions of Phadia and Dionex. The decrease was offset in part by productivity improvements, global sourcing initiatives and profit on incremental sales from acquisitions and existing businesses.

In the first nine months of 2011, the company recorded restructuring and other costs, net, of $172 million, including $43 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $62 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisitions of Phadia and Dionex. The company incurred $64 million of cash costs, including $22 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The cash costs also include continuing costs associated with headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of facilities of acquired businesses in Finland and Australia with existing facilities in those countries and consolidation of sites in Massachusetts. The company also recorded $4 million of non-cash costs, net, primarily for a loss on sale of a heating equipment business (see Note 14).

In the first nine months of 2010, the company recorded restructuring and other costs, net, of $49 million, including $11 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisitions of Finnzymes and Fermentas. The company incurred $28 million of cash costs primarily for actions in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been consolidated. The company also incurred a $6 million charge on a patent infringement claim initiated prior to a business unit’s acquisition by the company and $2 million of asset write-downs associated with abandoned facilities held for sale.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations –
                       Results of Operations (continued)

Segment Results

	Nine Months Ended
	October 1,	October 2,
(Dollars in millions)	2011	2010	Change

Revenues
Analytical Technologies	$2,765.9	$2,358.0	17%
Specialty Diagnostics	1,760.8	1,613.4	9%
Laboratory Products and Services	4,454.4	4,236.0	5%
Eliminations	(388.8)	(356.1)	9%

Consolidated Revenues	$8,592.3	$7,851.3	9%

Segment Income
Analytical Technologies	$491.9	$385.3	28%
Specialty Diagnostics	427.7	368.9	16%
Laboratory Products and Services	615.7	599.2	3%

Subtotal Reportable Segments	1,535.3	1,353.4	13%

Cost of Revenues Charges	(42.6)	(11.3)
Selling, General and Administrative Charges, Net	(61.7)	(1.4)
Restructuring and Other Costs, Net	(67.5)	(35.9)
Amortization of Acquisition-related Intangible Assets	(461.2)	(419.6)

Consolidated Operating Income	$902.3	$885.2	2%

Reportable Segments Operating Income Margin	17.9%	17.2%

Consolidated Operating Income Margin	10.5%	11.3%

Income from the company’s reportable segments increased 13% to $1.54 billion in the first nine months of 2011 due primarily to productivity improvements, global sourcing initiatives and profit on incremental sales from acquisitions and existing businesses.

   Analytical Technologies

	Nine Months Ended
	October 1,	October 2,
(Dollars in millions)	2011	2010	Change

Revenues	$2,765.9	$2,358.0	17%

Operating Income Margin	17.8%	16.3%	1.5

Sales in the Analytical Technologies segment increased $408 million to $2.77 billion in the first nine months of 2011. The increase was due to acquisitions, including Dionex, higher revenue at existing businesses and, to a lesser extent, the favorable effects of currency translation. Had Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $271 million (10%) over pro forma 2010 revenues, including increases of $47 million due to other acquisitions, $93 million due to the favorable effects of currency translation and $131 million (5%) due to higher revenues at existing businesses. The increase in pro forma revenue at existing businesses was primarily due to increased demand. Demand was particularly strong for instruments serving industrial and applied markets. The increase in revenues was offset in part by lower stimulus-funded sales in Japan in the first nine months of 2011 which decreased growth by 2 percentage points.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations –
                       Results of Operations (continued)

Operating income margin was 17.8% in the first nine months of 2011 and 16.3% in the first nine months of 2010. The increase resulted from productivity improvements, global sourcing initiatives, lower operating costs following restructuring actions and, to a lesser extent, price increases and profit on incremental sales. These increases were offset in part by higher spending on research and development initiatives.

   Specialty Diagnostics

	Nine Months Ended
	October 1,	October 2,
(Dollars in millions)	2011	2010	Change

Revenues	$1,760.8	$1,613.4	9%

Operating Income Margin	24.3%	22.9%	1.4

Sales in the Specialty Diagnostics segment increased $147 million to $1.76 billion in the first nine months of 2011. The increase was due to acquisitions, including Phadia, higher revenue at existing businesses and the favorable effects of currency translation. Had Phadia and the company been combined from the beginning of 2010, pro forma revenues would have increased $158 million (8%) over pro forma 2010 revenues, including increases of $9 million due to other acquisitions, $67 million due to the favorable effects of currency translation and $82 million (4%) due to higher revenues at existing businesses. The increase in pro forma revenue at existing businesses was primarily due to increased demand. Demand was particularly strong for immunodiagnostics and clinical diagnostics products. The increase in demand was offset in part by cessation of a supply contract, discussed below.

In November 2009, a significant supplier of the company’s healthcare market channel notified the company that it intended to cease an existing supply arrangement in mid-2010. The company believes this was in part a response to the company’s strategic decision to expand its product offerings to provide its customers with a broader menu of diagnostic solutions. The company signed an agreement with an alternative supplier of laboratory products and is selling these and other products from the new supplier, offsetting a portion of the drop in revenue. As a result of these events, sales were unfavorably affected by $54 million, net, in the first half of 2011.

Operating income margin was 24.3% in the first nine months of 2011 and 22.9% in the first nine months of 2010. The increase resulted from productivity improvements, global sourcing initiatives, lower operating costs following restructuring actions and, to a lesser extent, price increases and profit on incremental sales.

   Laboratory Products and Services

	Nine Months Ended
	October 1,	October 2,
(Dollars in millions)	2011	2010	Change

Revenues	$4,454.4	$4,236.0	5%

Operating Income Margin	13.8%	14.1%	(0.3)

Sales in the Laboratory Products and Services segment increased $218 million to $4.45 billion in the first nine months of 2011. The favorable effects of currency translation resulted in an increase in revenues of $107 million in 2011. Sales increased $46 million due to acquisitions. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues increased $66 million (2%) primarily due to increased demand for biopharma outsourcing services.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations –
                       Results of Operations (continued)

    Operating income margin decreased to 13.8% in the first nine months of 2011 from 14.1% in the first nine months of 2010, primarily due to unfavorable product sales mix, commercial investments and inflationary pressures on raw material costs, particularly steel and plastic resin. These decreases were offset in part by productivity improvements.

Other Expense, Net

The company reported other expense, net, of $83 million and $77 million in first nine months of 2011 and 2010, respectively (Note 4). The increase was primarily due to a $51 million increase in interest expense, offset in part by higher other items, net and higher interest income. The increase in interest expense was related to the debt issued to fund the Phadia and Dionex acquisitions, offset in part by having refinanced higher-rate debt during 2010. In 2011, other items, net includes a $28 million gain on currency exchange contracts associated with the Phadia acquisition and repayment of its multi-currency debt, offset in part by $10 million of fees associated with short-term financing commitments to fund the Phadia acquisition. In 2010, other items, net includes a $17 million loss on the early extinguishment of debt.

Provision for Income Taxes

The company’s effective tax rates were 10.9% and 11.9% in the first nine months of 2011 and 2010, respectively. The decrease in the effective tax rate was primarily due to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. In addition, the tax provision in the first nine months of 2011 was favorably affected by $7.9 million, or 1.0 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition, offset in part by $4.7 million, or 0.6 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the first nine months of 2010 was favorably affected by $6.3 million or 0.8 percentage points resulting from a loss on the early extinguishment of debt and by $8.0 million, net, or 1.0 percentage points, resulting primarily from the resolution of tax audits and adjustments to deferred tax balances due to changes in tax rates.

Discontinued Operations

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena) for $740 million in cash and its Lancaster Laboratories business (Lancaster) for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. The sale of these businesses resulted in an after-tax gain of $304 million or $0.78 per diluted share. Revenues and operating income of the two businesses aggregated approximately $225 million and $60 million, respectively, in 2010. Athena provides diagnostic testing for neurological and other diseases, with an emphasis on gene-based tests. Lancaster is a contract-testing laboratory that provides analytical laboratory services. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented (Note 2). After-tax income from discontinued operations was $5.5 million and $23.5 million, in the first nine months of 2011 and 2010, respectively. The company also received additional proceeds from a previously divested business in the second quarter of 2011, resulting in an after-tax gain of $1 million.

During the first quarter of 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

Liquidity and Capital Resources

Consolidated working capital was $1.94 billion at October 1, 2011, compared with $2.43 billion at December 31, 2010. Included in working capital were cash, cash equivalents and short-term investments of $0.90 billion at October 1, 2011 and $0.93 billion at December 31, 2010. The decrease in working capital is primarily due to short-term borrowings under the company’s U.S. commercial paper program, used to partially fund the acquisition of Phadia (Note 9), offset in part by increases in accounts receivable and inventories resulting from the acquisitions of Phadia and Dionex.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations –
                       Liquidity and Capital Resources (continued)

First Nine Months of 2011

Cash provided by operating activities was $1.05 billion during the first nine months of 2011. Increases in accounts receivable and inventory used cash of $81 million and $64 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $25 million, primarily due to higher inventory purchases. Cash payments for income taxes totaled $454 million in the first nine months of 2011, compared to $268 million in the first nine months of 2010. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $50 million during the first nine months of 2011.

During the first nine months of 2011, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $5.70 billion for acquisitions, including contingent earn-out payments and $186 million for purchases of property, plant and equipment. The company’s continuing operations had cash proceeds from a divestiture of $14 million and the company’s discontinued operations had net cash proceeds of $798 million, primarily from the sale of Athena and Lancaster.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2011, such expenditures will approximate between $280 and $300 million. Other than the issuance of debt discussed in Note 9, the company’s contractual obligations and other commercial commitments did not change materially between December 31, 2010 and October 1, 2011.

The company’s financing activities provided $4.00 billion of cash during the first nine months of 2011, principally for the issuance of debt (Note 9) offset in part by the repurchase of $988 million of the company’s common stock. Following issuance of a redemption notice for the remaining $329 million principal outstanding of the company’s 3.25% Senior Subordinated Convertible Notes due 2024, all of the balance was converted or redeemed for a total cash outlay of $452 million. The company’s financing activities also included $154 million of proceeds of employee stock option exercises. On February 23, 2011, the Board of Directors authorized the repurchase of up to an additional $750 million of the company’s common stock through February 22, 2012. At October 1, 2011, $250 million was available for future repurchases of the company’s common stock under this authorization.

As of October 1, 2011, the company’s short-term debt totaled $1.02 billion, principally commercial paper obligations. Under its principal unsecured revolving credit agreement, expiring in August 2012, the company has available capacity of $951 million at October 1, 2011. In addition, the company has a $1 billion short-term revolving credit agreement expiring in June 2012, the purpose of which is to provide short-term funds in the event access to commercial paper markets is not available. The company expects to renew these facilities before their expiration, for all or a portion of the available borrowings thereunder.

The company believes that its existing cash and short-term investments of $898 million as of October 1, 2011, and the company’s future cash flow from operations together with available borrowing capacity of $951 million under its principal revolving credit agreement and the expected renewal thereof, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Nine Months of 2010

Cash provided by operating activities was $1.06 billion during the first nine months of 2010. Increases in accounts receivable and inventory used cash of $130 million and $62 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $48 million, primarily due to timing of payments.

THERMO FISHER SCIENTIFIC INC.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations –
                       Liquidity and Capital Resources (continued)

During the first nine months of 2010, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $545 million for acquisitions and $169 million for purchases of property, plant and equipment.

The company’s financing activities used $973 million of cash during the first nine months of 2010, principally for the extinguishment of debt and repurchase of $663 million of the company’s common stock, offset in part by the net proceeds for the issuance of long-term debt of $741 million. The company used the net proceeds from the issuance of debt and existing cash balances to convert all of the $326 million principal outstanding on its Floating Rate Convertible Debentures due 2033 for a total cash outlay of $573 million and to redeem all of its $500 million outstanding 6 1/8% Senior Subordinated Notes at a redemption price of $1,030.63 per $1,000 principal amount for a total cash outlay of $515 million. The company’s financing activities in the first nine months of 2010 also included $53 million of proceeds of employee stock option exercises.

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

Interest Rates

In the nine months ended October 1, 2011, the company issued $4.3 billion principal amount of senior notes (see Note 9). The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at October 1, 2011 was $7.46 billion (see Note 12). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at October 1, 2011 would increase by approximately $355 million. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at October 1, 2011 would decrease by approximately $332 million.

In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments. In August 2011, however, the company terminated all of its interest rate swap agreements (see Note 9) and at October 1, 2011, has no long-term variable-rate debt instruments.

Currency Exchange Rates

The fair value of forward currency exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in non-functional currency exchange rates related to all of the company’s contracts at October 1, 2011 would result in a decrease in the unrealized gain on forward currency exchange contracts of $67 million. A 10% appreciation in non-functional currency exchange rates related to the company’s contracts at October 1, 2011 would result in an increase in the unrealized gain on forward currency exchange contracts of $67 million.

Equity Prices

At year-end 2010, the company had outstanding convertible obligations which were sensitive to fluctuations in the price of the company’s common stock. At October 1, 2011, the company no longer has any outstanding convertible obligations and therefore is no longer materially exposed to market risk from changes in equity prices.

THERMO FISHER SCIENTIFIC INC.

Item 4.           Controls and Procedures

    The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of October 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of October 1, 2011, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended October 1, 2011, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II        OTHER INFORMATION

Item 1A.       Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 29.

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2010, currency translation had an unfavorable effect of $19 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, but in the first nine months of 2011, currency translation had a favorable effect on revenues of our continuing operations of $263 million due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

If our security products fail to detect explosives or radiation, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage. Products currently or previously sold by our environmental and process instruments businesses include fixed and portable instruments used for chemical, radiation and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings and other high-threat facilities for the detection and prevention of terrorist acts. If any of these products were to malfunction, it is possible that explosive or radioactive material could fail to be detected by our product, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Although we carry product liability insurance, we cannot be certain that our current insurance will be sufficient to cover these claims or that it can be maintained on acceptable terms, if at all.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets on our balance sheet, which amount to approximately $12.00 billion and $1.33 billion, respectively, as of October 1, 2011. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Unforeseen problems with the implementation and maintenance of our information systems could have an adverse effect on our operations. As a part of the effort to upgrade our current information systems, we are implementing new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

We also rely on our technology infrastructure, among other functions, to interact with suppliers, sell our products and services, fulfill orders and bill, collect and make payments, ship products, provide services and support to customers, track customers, fulfill contractual obligations and otherwise conduct business. Our systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data, and other attempts to harm our systems. When we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.

THERMO FISHER SCIENTIFIC INC.

Item 1A.        Risk Factors (continued)

Our debt may restrict our investment opportunities or limit our activities. As of October 1, 2011, we had approximately $7.13 billion in outstanding indebtedness. In addition, we had the ability to borrow an additional $951 million under our revolving credit facility. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility include a debt-to-EBITDA ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the facility, or any loan or other obligation is outstanding under the facility, or any letter of credit is outstanding under the facility, it will not permit (as the following terms are defined in the facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 3.5 to 1.0.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

    A summary of the share repurchase activity for the company’s third quarter of 2011 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal July (Jul. 3 – Aug. 6)	2,098,800	$60.60	2,098,800	$347.8
Fiscal August (Aug. 7 – Sep. 3)	1,867,300	52.38	1,867,300	250.0
Fiscal September (Sep. 4 – Oct. 1)	—	—	—	250.0

Total Third Quarter	3,966,100	$56.73	3,966,100	$250.0

(1)  On February 24, 2011, the company announced a repurchase program authorizing the purchase of up to $750 million of the company's common stock through February 22,
       2012. All of the shares of common stock repurchased by the company during the third quarter of 2011 were purchased under this program.

Item 6.           Exhibits

See Exhibit Index on page 50.

THERMO FISHER SCIENTIFIC INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 2011.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Amendment dated August 18, 2011, to Sale and Purchase Agreement dated May 19, 2011 among Thermo Fisher Scientific Inc., CB Diagnostics Luxembourg S.ÀR.L., and certain funds managed and advised by Cinven Limited (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on August 24, 2011 [File No. 1-8002] and incorporated in this document by reference).

2.2
Amended and Restated Warranty Deed dated as of August 23, 2011 among Thermo Fisher Scientific Inc., Igenza Cin AB, the Michael Land Family Trust and the warrantors named as parties thereto (filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 24, 2011 [File No. 1-8002] and incorporated in this document by reference).

4.1
Indenture dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2009 [File No. 001-8002] and incorporated in this document by reference).

4.2
Fourth Supplemental Indenture dated as of August 16, 2011 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 16, 2011 [File No. 001-8002] and incorporated in this document by reference).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended October 1, 2011 and October 2, 2010 (ii) Consolidated Balance Sheets at October 1, 2011, and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010 and (iv) Notes to Consolidated Financial Statements.