Form 10-K
period 2011-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2012-02-29
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 2, 2011, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $24,767,287,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on July 2, 2011).

As of February 4, 2012, the Registrant had 365,853,610 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Fisher’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

PART I

Item 1.          Business

General Development of Business

Thermo Fisher Scientific Inc. (also referred to in this document as “Thermo Fisher,” “we,” the “company,” or the “registrant”) is the world leader in serving science. Our mission is to enable our customers to make the world healthier, cleaner and safer by providing analytical instruments, equipment, reagents and consumables, software and services for research, manufacturing, analysis, discovery and diagnostics.

In November 2006, Thermo Electron Corporation (also referred to in this document as “Thermo,” which is the predecessor to Thermo Fisher) merged with Fisher Scientific International Inc. (also referred to in this document as “Fisher”) to create Thermo Fisher. Thermo Fisher has approximately 39,300 employees and serves more than 350,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.

We serve our customers through three premier brands, Thermo Scientific, Fisher Scientific and Unity Lab Services:

•
Thermo Scientific is our technology brand, offering customers a complete range of high-end analytical instruments as well as laboratory equipment, software, services, consumables and reagents to enable laboratory workflow solutions. Our portfolio of products includes innovative technologies for mass spectrometry, elemental analysis, molecular spectroscopy, sample preparation, informatics, fine- and high-purity chemistry production, cell culture, protein analysis, RNA-interference techniques, immunodiagnostic testing, microbiology, anatomical pathology, as well as environmental monitoring and process control.

•
Fisher Scientific is our channels brand, offering customers a complete portfolio of laboratory equipment, chemicals, supplies and services used in scientific research, healthcare, safety and education markets. These products are offered through an extensive network of direct sales professionals, industry-specific catalogs, e-commerce capabilities and supply-chain management services. We also offer a range of biopharma services for clinical trials management and biospecimen storage.

•
Unity™ Lab Services is our recently launched services brand, offering a complete portfolio of enterprise services for instruments and laboratory equipment, regardless of vendor, designed to help our customers improve productivity, reduce total cost of ownership and ensure compliance. Unity Lab Services offers a network of world-class service and support personnel with proven expertise to provide our customers with solutions that improve the efficiency of their laboratory operations.

    In addition to our three premier brands, we offer a number of specialty brands that cover a range of consumable products.

We continuously increase our depth of capabilities in technologies, software and services, and leverage our extensive global channels to address our customers’ emerging needs. Our goal is to make our customers more productive in an increasingly competitive business environment, and to allow them to solve their challenges, from complex research to improved patient care, environmental and process monitoring, and consumer safety.

Thermo Fisher is a Delaware corporation and was incorporated in 1956. The company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Business Segments and Products

We report our business in three segments: Analytical Technologies; Specialty Diagnostics; and Laboratory Products and Services. For financial information about these segments, including domestic and international operations, see Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

Analytical Technologies Segment

Through our Analytical Technologies Segment, we provide a broad offering of instruments, reagents, consumables, software and services that are used for a range of applications in the laboratory, on the production line and in the field. These products are used by customers in all four of our key end markets: healthcare and diagnostics; pharmaceutical and biotechnology; academic and government; and industrial and applied. This segment includes four primary businesses – Chromatography and Mass Spectrometry, Chemical Analysis, Environmental and Process Instruments, and Biosciences.

Chromatography and Mass Spectrometry

Our chromatography and mass spectrometry business provides analytical instrumentation for organic and inorganic sample analysis. These products are complemented by laboratory information management systems (LIMS); chromatography data systems (CDS); database analytical tools; automation systems; and a range of consumables, such as a full line of chromatography columns.

Mass spectrometry (MS) is a technique for analyzing chemical compounds, individually or in complex mixtures, by forming charged ions that are then analyzed according to their mass-to-charge ratios. In addition to molecular information, each discrete chemical compound generates a pattern that provides structurally identifiable information. Our comprehensive offering includes life sciences mass spectrometry systems; inorganic mass spectrometry systems; and elemental analysis instrumentation; as well as a range of sample preparation and separation products including auto-samplers and multiplexing systems.

•
Life Sciences Mass Spectrometers include three major product lines: triple quadrupole, ion trap and hybrid systems. Our triple quadrupole systems provide high performance quantitative analysis of chemicals in biological fluids, environmental samples and food matrices. They are also used by the pharmaceutical industry for targeted quantitation during drug discovery. Our ion trap systems are used for in-depth structural analysis of large biomolecules, such as proteins, as well as structural characterization of small molecules, such as drugs and drug metabolites. Our hybrid (LC/MS/MS) mass spectrometers combine linear ion trap, Fourier Transform Ion Cyclotron Resonance (FTICR) and Orbitrap technologies to provide high resolution and accurate mass capabilities in a single system for complex biological analyses, such as proteomics.

•
Inorganic Mass Spectrometers include four product lines: isotope ratio mass spectrometry (IRMS); multi-collector mass spectrometry (MC/IRMS); inductively coupled plasma mass spectrometry (ICP/MS); and high resolution trace mass spectrometry (HR Trace/MS). These products are primarily used for qualitative and quantitative analysis of inorganic matter in a range of applications, including environmental analysis, materials science and earth sciences.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

    Chromatography is a technique for separating, identifying and quantifying individual chemical components of substances based on their specific physical and chemical characteristics. Our chromatography product line includes high performance liquid chromatography, ion chromatography and gas chromatography systems.

•
Liquid Chromatography (LC) Systems analyze complex sample matrices in liquids. Our high pressure liquid chromatography (HPLC) and ultrahigh pressure liquid chromatography (UHPLC) systems offer high throughput and sensitivity and are sold either as stand-alone systems or integrated with our mass spectrometers (LC/MS and LC/MS/MS). These systems are used for a range of applications, from complex proteomic analyses to routine industrial QA/QC.

•
Ion Chromatography (IC) Systems separate ionic (charged) or highly polar molecules (e.g., sugars and carbohydrates), usually found in water-based solutions, and typically detect them based on their electrical conductivity. Our IC products are used in a wide range of applications, including scientific research, and environmental testing, as well as quality control in pharmaceutical, food and beverage, and other industrial processes.

•
Gas Chromatography (GC) Systems analyze complex sample matrices in gases, comprising both separation and detection technology. Separation technology is common to all gas chromatography analyzers, and is paired with either a conventional detector (GC) or with different types of mass spectrometers (GC/MS). Our GC/MS offering includes a triple stage quadrupole, a single stage quadrupole, and an ion trap, for a range of applications, including food safety testing, quantitative screening of environmental samples, and complex molecular analyses.

    Our elemental analysis spectrometers include two product lines: atomic absorption (AA) and inductively coupled plasma (ICP) systems, which use atomic spectroscopy techniques to identify trace concentrations of elements in liquid and solid samples primarily in environmental, petrochemical, food safety, metallurgical, geochemical and clinical/toxicology research applications. These products are widely used in growth markets such as China, India and Latin America to support compliance with increasingly stringent international environmental and consumer safety regulations.

We also provide a complete portfolio of services, from single instrument support to enterprise-wide asset management solutions designed to help our customers improve productivity and quality while reducing total cost of ownership and ensuring regulatory compliance. Instrument support covers preventive and corrective maintenance, and system and software upgrades, and includes multi-vendor services. Enterprise-wide solutions are customizable, and include physical inventory tracking, maintenance and asset management reporting, coupled with direct and multi-vendor service capabilities.

Chemical Analysis

Our chemical analysis products fall predominantly into two main categories: elemental analysis and molecular spectroscopy. Customers use these products to quickly and accurately analyze the composition of materials in small samples to optimize workflows in academic, life sciences, pharmaceutical, and industrial applications. Our product lines range from those used in the laboratory for research or forensics, to those used on the production line to improve quality and efficiency, to portable systems for rapid and real-time identification in the field. Our chemical analysis products fall into four main categories: materials and minerals, molecular spectroscopy, portable analytical instruments, and materials characterization.

•
Materials and Minerals Products include bench-top, production line, and stand-alone systems for a range of industrial applications. For example, our laboratory elemental analyzers use X-ray fluorescence (XRF), X-ray diffraction (XRD), and arc spark optical emission (OES) techniques for accurate and precise analysis of bulk materials in the metals, cement, minerals, and petrochemicals industries. We also offer on line analyzers that employ neutron activation and measurement of gamma rays to analyze bulk materials non-invasively and in real time, as well as systems that enable high-speed weighing during bulk materials handling. We also offer gauging systems that employ ionizing and non-ionizing technologies to measure the total thickness, basis weight and coating thickness of web-produced materials, such as plastics, foil and glass.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

•
Molecular Spectroscopy Products are divided into four primary techniques: Fourier transform infrared (FTIR), Raman, near-infrared (NIR) and ultraviolet/visible (UV/Vis) spectroscopy. These technologies are typically used in the laboratory to provide information on the structure of molecules to identify, verify and quantify organic materials in pharmaceutical, biotechnology, polymer, chemical, and forensic sciences. We also provide a range of surface analysis products commonly used in the semiconductor, metals, coatings, and polymer industries as a product development and failure analysis tool.

•
Portable Analytical Instruments are rugged handheld products that provide rapid, precise, real-time analysis at the point of need. Our two main product categories are elemental and optical analyzers. Our portable elemental analyzers use XRF technology for identifying metal alloys in scrap metal recycling; QA/QC; precious metals analysis; environmental analysis; and lead screening in a range of consumer products. Our portable optical analyzers utilize Raman, FTIR and NIR technologies for use in the field by first responders, and law enforcement and military personnel who need to quickly and accurately identify chemicals and explosives in critical safety and security situations. Other applications include QA/QC in pharmaceutical production and identification of counterfeit drugs.

•
Materials Characterization Products include rheometers, viscometers, extruders and compounders that accurately measure viscosity, elasticity, processability and temperature-related mechanical changes of various materials. These instruments are used in laboratory and process applications in the plastics, food, cosmetics, pharmaceutical, coatings, and petrochemical industries.

Environmental and Process Instruments

Our environmental and process instruments help our customers comply with government regulations and industry safety standards; analyze, measure or respond to hazardous situations; and improve product quality or increase process efficiency.

Our environmental analysis instruments include portable and fixed instrumentation that help our customers protect people and the environment, with particular focus on environmental compliance, product quality, and worker safety and security.

•
Radiation Measurement and Security Instruments are used to monitor, detect and identify specific forms of radiation and trace explosives in nuclear power, environmental, industrial, medical, and security applications. Our primary customers include national, regional, and local government agencies responsible for monitoring cargo, vehicles and people traveling across borders. These products are also used by first-responders in safety and security situations, and for worker safety in the nuclear power and other industrial markets.

•
Air Quality Instruments are used by environmental regulatory agencies and power plant operators to measure ambient air, stack gas emissions, and particulates to comply with regulated emissions standards. We provide single instruments or customized Continuous Emission Monitoring Systems that monitor, collect and report data from multiple locations. Our gas detection instruments detect criteria pollutants, such as nitrogen oxide, at the parts-per-trillion level. In addition, we offer particulate and gas detection monitoring instruments for worker protection used by industrial hygienists, first responders and homeland security personnel.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

•
Water Analysis Instruments include meters, electrodes and solutions for the measurement of pH, ions, conductivity, dissolved oxygen, turbidity and other key parameters in the lab and production line. Based upon electrochemical and optical sensing technologies, these products are used wherever the quality of water and water-based products or processes are critical, such as QA/QC in the food and beverage industry, chemical and pharmaceutical production, and for environmental compliance.

Our process instrumentation is used for optimization and control in a range of process industries, and for detecting contamination in packaged materials and consumer goods. Key end markets include power generation; paper and petrochemical; oil and gas; food and beverage; and pharmaceuticals, as well as water and wastewater municipalities; federal, state and local agencies; and general commercial and academic laboratories.

•
Process Instruments help customers to monitor, control and optimize their processes. These instruments provide measurements that help improve efficiency; provide process and quality control; maintain regulatory compliance; and increase worker safety, by providing real-time direct and remote data collection, analysis and local control functions using a variety of technologies, including radiation; radar; ultrasonic and vibration measurement principles; gas chromatography; and mass spectrometry.

•
Product Inspection products help customers in the food and beverage, pharmaceutical production and packaging industries to maintain safety and quality standards. Based on a variety of technologies such as X-ray imaging and ultra-trace chemical detection, these products are used to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts on line and at high speeds.

Biosciences

Our biosciences offerings include instruments and consumables that help customers conduct scientific research, discover and produce new drugs, and diagnose disease. These products fall into three main categories: life science research, global chemicals and bioprocess production.

•
Life Science Research products enable customers to understand biological processes and the basis of human diseases and shorten the drug discovery and development process. They include instruments, reagents, consumables and other products for molecular, protein and cell biology applications. The portfolio includes reagents and kits for protein analysis and detection; restriction and modifying enzymes, nucleotides and other molecular biology reagents; RNA-interference reagents and other gene-modulation products; polymerase chain reaction (PCR)/quantitative PCR (qPCR) reagents, instruments and plastic consumables; automated imaging instruments, and software and reagents for high-content analysis of cells and tissues.

•
Global Chemicals comprise a broad range of chemicals, solvents and reagents supporting virtually every laboratory application – from research to discovery and development, to manufacturing. This portfolio includes organic chemicals used to synthesize new materials; essential laboratory chemicals used by scientists to purify, extract, separate, identify and manufacture products; bioreagents used in many different applications, from cell growth to detailed protein analysis; and novel chemical building blocks, reactive intermediates and screening libraries used to accelerate drug discovery. We also provide bulk volumes of many products for scale-up from research to development.

•
BioProcess Production products include flexible, single-use bioprocess containers and bioprocessing systems as well as cell-culture media (including serum-free and protein-free media), sera and process liquids for the production of animal and human viral vaccines, monoclonal antibodies, protein-based therapeutics and products for wound healing. Bioprocessing systems include a single-use bioreactor and single-use mixer, which offer many process and regulatory advantages over conventional fixed systems in animal cell culture. These products have been specifically qualified for bioscience applications in the biopharmaceutical, biotechnology and diagnostic industries.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

Specialty Diagnostics Segment

Our Specialty Diagnostics Segment offers a wide range of diagnostic test kits, reagents, culture media, instruments and associated products in order to serve customers in healthcare, clinical, pharmaceutical, industrial, and food safety laboratories. Our healthcare products are used to increase the speed and accuracy of diagnoses, which improves patient care in a more cost efficient manner. This segment has five primary businesses – ImmunoDiagnostics, Clinical Diagnostics, Microbiology, Anatomical Pathology, and our Healthcare Market Customer Channel.

ImmunoDiagnostics

With our recent acquisition of Phadia, our immunodiagnostics offerings include developing, manufacturing and marketing complete blood-test systems to support the clinical diagnosis and monitoring of allergy, asthma and autoimmune diseases. Unlike skin prick tests, our in vitro allergy diagnostic tests utilize flexible systems which provide for convenient and accurate allergy diagnoses on low and high-throughput automation. In addition, we now can offer antibody tests for approximately 20 chemical indications to help diagnose autoimmune diseases such as rheumatoid arthritis, celiac disease, lupus and scleroderma. These allergy and autoimmunity product lines operate on a common instrument platform which supports both productivity and cost efficiencies in clinical laboratories around the world. Our products include ImmunoCAP for allergy and asthma tests and EliA for autoimmunity tests.

Clinical Diagnostics

Our clinical diagnostics products include a broad offering of liquid, ready-to-use and lyophilized immunodiagnostic reagent kits, calibrators, controls and calibration verification fluids. In particular, we provide products used for drugs-of-abuse testing; therapeutic drug monitoring, including immunosuppressant drug testing; thyroid hormone testing; serum toxicology; clinical chemistry; immunology; hematology; coagulation; glucose tolerance testing; monitoring and toxicology; first trimester screening; tumor markers testing; and biomarkers testing for sepsis, acute myocardial infarction and congestive heart failure. We also private label many of our immunoassay reagents and controls for major in vitro diagnostics companies through OEM arrangements. In many instances, we will work with customers or partners to develop new products and applications for their instrument platforms.

We have developed one of the broadest menus for drugs-of-abuse immunoassays. We also offer a line of immunosuppressant drug immunoassays that can be used on a variety of clinical chemistry analyzers.

Our clinical chemistry systems include analyzers and reagents to analyze and measure routine blood and urine chemistry, such as glucose and cholesterol; and advanced testing for specific proteins, therapeutic drug monitoring and drugs-of-abuse. Our diagnostic test range currently covers approximately 80 different validated methods. We also provide pre- and post-analytical automation for preparation of blood specimens before and after analysis, and specialty diagnostic tests based on patented biomarkers for sepsis, cardiovascular and pulmonary diseases, as well as intensive care treatments and prenatal screening.

Microbiology

Our microbiology offerings include dehydrated and prepared culture media, collection and transport systems, diagnostic and rapid direct specimen tests, quality-control products and associated products for the microbiology laboratory. Our products help customers worldwide to diagnose infectious disease; determine appropriate antimicrobial therapy; implement effective infection control programs; and detect microbial contamination of their products or manufacturing facilities.

Key clinical customers include hospitals, public health and reference laboratories, clinics and physician offices. Within the food and pharmaceutical industries, our products are used to assure the safety and quality of consumer products by monitoring production environments; raw materials and end products for bacterial contamination; and animal health in the dairy industry. Industrial customers are comprised of quality control and quality assurance functions within food, beverage, personal care, pharmaceutical and biotech companies.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

Anatomical Pathology

Our anatomical pathology offerings include a broad portfolio of products primarily for cancer diagnosis and medical research in histology, cytology and hematology applications. These products include a wide range of instruments, consumables and reagents for specimen collection and transport, tissue preparation, staining and immunohistochemistry assays and controls. Reagent and consumable products include sample collection and preservation products used to ensure specimen integrity; tissue cassettes and reagents necessary for same-day, high-quality specimen processing; blades and paraffin used to section tissue; and a wide range of leading stains. Also included are a full line of immunohistochemistry antibodies, detection systems, ancillaries and controls.

We also provide a complete range of anatomical pathology instruments including cassette and slide labeling systems, which enable on-demand slide and cassette printing; tissue processors for same-day tissue-processing; superior reagent management and higher lab efficiency; embedding stations, microtomes and cryostats used to section tissue; and automated staining and cover slip systems used for primary and immunohistochemistry staining. In cytology, we offer low-speed centrifugation technology coupled with patented EZ cytofunnels to deposit a thin layer of cells onto a microscope slide to ensure better cell capture and better preservation of cell morphology. We manufacture high-quality flat-sheet glass to produce medical disposable products such as microscope slides, plates, cover glass, and microarray substrates serving the medical, diagnostics, and scientific communities. We also offer specialized hydrophobic, adhesive, and fluorescent slides through proprietary coating techniques.

Our key customers include medical universities and independent and hospital-based diagnostic laboratories engaged in the diagnosis of cancer, as well as pharmaceutical and biotech research institutions.

Healthcare Market Customer Channel

Our Healthcare Market Customer Channel offerings include a broad array of consumables, diagnostic kits and reagents, equipment, instruments, solutions and services for hospitals, clinical laboratories, reference laboratories, physicians’ offices and other clinical testing facilities. These products are manufactured by Thermo Fisher and third parties.

Healthcare Market products and solutions focus on the collection, transportation and analysis of biological samples. Major product lines include anatomical pathology, molecular diagnostic, and cardiac risk management solutions; blood collection devices; and an extensive portfolio of rapid diagnostic testing kits.

Laboratory Products and Services Segment

Our Laboratory Products and Services segment offers virtually everything needed for the laboratory. Our unique combination of self-manufactured and sourced products and extensive service offering enables our customers to focus on their core activities and helps them to be more efficient, productive and cost effective. We serve the pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory through four key businesses: Laboratory Equipment, Laboratory Consumables, Research and Safety Market Customer Channel, and BioPharma Services.

Laboratory Equipment

Our Laboratory Equipment solutions are used primarily by pharmaceutical companies for drug discovery and development and by biotechnology companies and universities for life science research to advance the prevention and cure of diseases and enhance quality of life. This offering consists of equipment, accessories, and services for sample preparation, storage and protection, and analysis, with product categories including:

•
Sample Preparation and Preservation Equipment protects our customers’ chemical and biological samples and supports the growth of cells and organisms in optimal conditions such as temperature, carbon dioxide and humidity. This offering includes a comprehensive range of incubators and other related products.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

•
Cold Storage Equipment such as our leading laboratory refrigerators and freezers, ultralow-temperature freezers and cryopreservation storage tanks maintain samples in a cold environment to protect them from degradation. These systems may be customized to accommodate specific equipment, allowing reactions (such as chromatography) to be run under low-temperature conditions.

•
Centrifugation Products are used to separate biological matrices and inorganic materials. Our broad range includes microcentrifuges, which are used primarily for the purification of nucleic acids in the molecular biology laboratory; general use bench-top centrifuges for processing clinical samples such as blood and urine; and our floor models, which are used for large-volume blood processing or in laboratories with high-throughput needs. Our super-speed and ultra-speed models are used for applications such as protein purification.

•
Biological Safety Cabinets enable technicians to handle samples without risk to themselves or their environment and without risk of cross-contamination of samples. These cabinets, equipped with filtered-air ventilation, controlled laminar flow and an ultraviolet source, can be used for tissue culture; handling of infectious samples; forensic analysis; bioterrorism research; and other applications.

•
Temperature Control Products include heated bath circulators, immersion coolers, recirculating chillers, water baths, and dry baths in a range of sizes, temperatures and configurations for life science, analytical chemistry, manufacturing and quality-control applications.

•
Laboratory Furniture includes workstations and fume hoods for either new construction or laboratory renovation. Our products include steel, wood and plastic laminate casework systems; adaptable furniture systems; chemical ventilation fume hoods; chemical storage cabinets; and various other laboratory fixtures and accessories.

•
Other Laboratory Equipment includes water purification systems, shakers, vacuum concentrators, microbiological incubators, ovens, furnaces, hotplates, stirrers, stirring hotplates, and other related products.

Laboratory Consumables

Our laboratory consumables products include plastic, glass and related equipment, which customers use every day to support their scientific research; drug discovery and development;, quality and process control; and clinical and basic research and development needs. Our product categories include cell culture and bioproduction; sample preparation and storage; liquid handling; detection instruments; and specialty products and services.

•
Cell Culture and Bioproduction Products support customers in research to production-scale activities. We offer a broad range of surface technologies for different application needs, including applications with traditional stem cell and human stem cell lines. Products include chamber slides, dishes, multidishes, flasks and gas permeable technologies. We also offer a complete line of serological pipettes and conical tubes to address cell-culture sample handling, as well as cell factories and roller bottles, which are widely used in the manufacture of vaccines and biotherapeutics.

•
Sample Preparation and Storage Products include a full line of centrifugation consumables as well as vials and organization systems for ultralow temperature and cryogenic storage, with specific products designed for low protein binding and low DNA binding. We also offer containers for packaging life science and diagnostic reagents as well for the storage and transport of bulk intermediates and active pharmaceutical ingredients.

•
Liquid Handling Products include a leading offering of laboratory pipette tips and a complementary range of handheld and automated pipetting systems, supporting low- through high-throughput activity. These products optimize productivity and ergonomics, and ensure accurate results.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

•
Detection Instruments include microplate readers, washers, purification systems, and PCR and qPCR instruments. These instruments offer researchers in the fields of cancer research, drug development, proteomics, and genomics efficiency, high-quality performance and accurate results.

•
Specialty Products and Services include a complete selection of clinical specimen collection, drug-of-abuse collection kits and environmental and food-safety glass and plastic vials, bottles and containers. We are a market leader in the manufacture of plastic transfer pipettes and general purpose clinical laboratory consumables. We also offer containers for breast milk collection, storage and feeding primarily used in neo-natal units and by lactation specialists. In addition, we provide OEM and custom kit assembly services for clinical and drugs-of-abuse test kits.

Research and Safety Market Customer Channel

Our Research and Safety Market Customer Channel serves academic, pharmaceutical, biotechnology, government, industrial and healthcare customers through our Fisher Scientific, Fisher Science Education and Cole-Parmer offerings. We go to market through our broad sales force, more than 3 million printed catalogs in eight different languages, a state-of-the-art website, www.fishersci.com, containing full product content for more than 370,000 products, and our global network of resellers and distributors. The Fisher Scientific catalog has been published for more than 100 years and is an internationally recognized scientific supply resource.

We have an international network of warehouses in our primary markets through which we maintain inventory and coordinate product delivery. With specialized product vaults and warehouse management systems, we are able to handle the complete range of products we offer to our customers. Our transportation capabilities include our dedicated fleet of delivery vehicles as well as parcel shipping capabilities that are closely integrated with our third-party parcel carriers. Throughout the product delivery process, we provide our customers with convenient access to comprehensive electronic systems allowing for automated catalog search, product order and invoicing and payment capabilities.

Our channel offers a mix of products that are manufactured by Thermo Fisher, by third parties for us on a private-label basis, and by third parties under their brand but offered for sale exclusively through us. We also offer a broad range of third-party products representing leading industry brand names on a non-exclusive basis.

•
Fisher Scientific offerings include a wide range of products and services from a single source designed to enable our customers to engage more accurately, efficiently and safely in laboratory research and development, manufacturing, testing and other services throughout the world. Our research products include all forms of laboratory products, ranging from capital equipment and instruments to chemicals to consumable products. Our safety products include clean-room and controlled-environment supplies, personal protective equipment, firefighting, military, and first responder equipment and supplies, and environmental monitoring and sampling equipment.

•	Fisher Science Education offerings include science-related educational and laboratory products for the K – 12 and secondary education market.

•
Cole-Parmer offerings include a wide variety of laboratory and industrial fluid-handling products, instrumentation, equipment, and supplies for the industrial, government, academic, biotechnology, pharmaceutical and healthcare markets.

In addition to our broad product offerings, we offer a variety of specialized services to our customers through our Unity Lab Services team, including training, equipment servicing, and dedicated logistics personnel who manage inventory and provide desktop delivery, coordinate instrument calibration and service, provide on-site customer service and deliver other services. By providing these services, we enable our customers to focus on their core research and business activities.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

BioPharma Services

Our BioPharma Services offerings include global services for pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging; over-encapsulation; multi-lingual and specialized labeling and distribution for phase I through phase IV clinical trials; biological-specimen management; specialty pharmaceutical logistics; and clinical supply-chain management. Thermo Fisher’s biorepository business provides temperature-controlled repository services for pharmaceutical, biotechnology, university, government, clinical and blood-processing customers. Our biorepository services business stores pharmacological and biospecimen samples at commercial sites. Additional services include inventory management, validation, business continuity, and repository management and transportation capabilities, resulting in a complete cold chain sample management solution.

Sales and Marketing

We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce, third-party distributors and various catalogs.

We have approximately 11,900 sales and service personnel including over 1,000 highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with product standardization and other supply-chain-management services to reduce procurement costs.

New Products and Research and Development

Our business includes the development and introduction of new products and may include entry into new business segments. We are not currently committed to any new products that require the investment of a material amount of our funds, nor do we have any definitive plans to enter new businesses that would require such an investment.

During 2011, 2010 and 2009, we spent $341 million, $285 million and $244 million, respectively, on research and development.

Raw Materials

Our management team believes that we have a readily available supply of raw materials for all of our significant products from various sources. We do not anticipate any difficulties obtaining the raw materials essential to our business.

Raw-material and fuel prices are subject to fluctuations due to market conditions. We employ many strategies, including the use of alternative materials, to mitigate the effect of these fluctuations on our results.

Patents, Licenses and Trademarks

Patents are important in all three segments of our business. No particular patent, or related group of patents, is so important, however, that its loss would significantly affect our operations as a whole. Where appropriate, we seek patent protection for inventions and developments made by our personnel and incorporated into our products or otherwise falling within our fields of interest. Patent rights resulting from work sponsored by outside parties do not always accrue exclusively to the company and may be limited by agreements or contracts.

We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks used in connection with products. We also enter into license agreements with others to grant and/or receive rights to patents and know-how.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

Seasonal Influences

Revenues in the fourth quarter are historically stronger than in other quarters due to the capital spending patterns of industrial, pharmaceutical and government customers. Sales of flu tests and related diagnostic products vary quarter to quarter and year to year based on the severity and duration of flu season. Sales of allergy tests vary quarter to quarter and year to year based on the severity and duration of airborne pollen allergens.

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

Backlog

Our backlog of firm orders at year-end 2011 and 2010 was as follows:

(In millions)	2011	2010

Analytical Technologies	$972.0	$778.8
Specialty Diagnostics	166.7	165.8
Laboratory Products and Services	506.8	478.0
Eliminations	(17.5)	(10.7)

	$1,628.0	$1,411.9

We believe that virtually all of our backlog at the end of 2011 will be filled during 2012.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $22 million at December 31, 2011. The liability for environmental matters associated with Fisher was recorded at the date of merger at its fair value and as such was discounted to its net present value.

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

Business (continued)

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

Number of Employees

As of December 31, 2011, we had approximately 39,300 employees.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marc N. Casper	43	President and Chief Executive Officer (2001)
Alan J. Malus	52	Executive Vice President (2006)
Seth H. Hoogasian	57	Senior Vice President, General Counsel and Secretary (2001)
Thomas W. Loewald	48	Senior Vice President (2012)
Edward A. Pesicka	44	Senior Vice President (2008)
Andrew J. Thomson	47	Senior Vice President (2012)
Peter M. Wilver	52	Senior Vice President and Chief Financial Officer (2003)
Peter E. Hornstra	52	Vice President and Chief Accounting Officer (2001)

Mr. Casper was appointed President and Chief Executive Officer in October 2009. He was Chief Operating Officer from May 2008 to October 2009 and Executive Vice President from November 2006 to October 2009. He was Senior Vice President from December 2003 to November 2006. He was President, Life and Laboratory Sciences from December 2001 to March 2005.

Mr. Malus was appointed Executive Vice President of Thermo Fisher Scientific and President, Analytical Technologies in January 2012. He was President, Laboratory Products from July 2008 to January 2012 and was appointed Senior Vice President of Thermo Fisher Scientific in November 2006. Prior to Thermo’s merger with Fisher, Mr. Malus was group president of distribution and services for Fisher, where he focused on growing the company’s customer channel businesses serving research, healthcare, education and safety markets. Mr. Malus joined Fisher in 1998 and served in a variety of management roles.

    Mr. Hoogasian was appointed Senior Vice President in November 2006, Secretary in 2001 and General Counsel in 1992. He was Vice President from 1996 to November 2006.

Mr. Loewald was appointed Senior Vice President of Thermo Fisher Scientific and President, Laboratory Products in January 2012. He was appointed President of the Laboratory Equipment business in August 2008, and was President of the Environmental Instruments business from October 2006 until August 2008.

Mr. Pesicka was appointed Senior Vice President of Thermo Fisher Scientific and President, Customer Channels in July 2008. He was President, Research Market from November 2006 to July 2008. Prior to Thermo’s merger with Fisher, Mr. Pesicka was Vice President and General Manager of Fisher’s U.S. research market business from January 2004 to November 2006.

Mr. Thomson was appointed Senior Vice President of Thermo Fisher Scientific and President, Specialty Diagnostics in February 2012. He has been President of the Clinical Diagnostics business since October 2009 and was Vice President and General Manager for North America for the Microbiology business from January 2009 until October 2009. Before joining Thermo Fisher Scientific, Mr. Thomson spent the prior fifteen years in the diagnostics industry in a variety of marketing and commercial roles of increasing responsibility with Dade Behring and Roche Diagnostics.

Mr. Wilver was appointed Senior Vice President in November 2006 and Chief Financial Officer in October 2004. He was Vice President from October 2004 to November 2006.

Mr. Hornstra was appointed Vice President in February 2007 and Chief Accounting Officer in January 2001. He was Corporate Controller from January 1996 to February 2007.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 1A.       Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 4.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Our business is affected by general economic conditions, both inside and outside the U.S. If the global economy and financial markets, or economic conditions in Europe, the U.S. or other key markets, are unstable, it could adversely affect the business, results of operations and financial condition of the company and its customers, distributors, and suppliers, having the effect of:

•	reducing demand for some of our products;

•	increasing the rate of order cancellations or delays;

•	increasing the risk of excess and obsolete inventories;

•	increasing pressure on the prices for our products and services; and

•	creating longer sales cycles and greater difficulty in collecting sales proceeds.

For example, recent developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the euro to deteriorate, reducing the purchasing power of our European customers and reducing our U.S. dollar revenues as translated from the euro. In addition, the European crisis could result in customers in Europe taking longer to pay for products they have purchased from us, or being unable to pay at all. The continued weakness in world economies makes the strength and timing of any economic recovery uncertain, and there can be no assurance that global economic conditions will not deteriorate further.

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2010, currency translation had an unfavorable effect of $19 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, but in 2011, currency translation had a favorable effect on revenues of our continuing operations of $266 million due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Our inability to complete pending acquisitions or to successfully integrate any new or previous acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Certain acquisitions may be difficult to complete for a number of reasons, including the need for antitrust and/or other regulatory approvals. Any acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company. Further, we may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (tradenames) on our balance sheet, which amount to approximately $11.99 billion and $1.33 billion, respectively, as of December 31, 2011. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Because we rely heavily on third-party package-delivery services, a significant disruption in these services or significant increases in prices may disrupt our ability to ship products, increase our costs and lower our profitability. We ship a significant portion of our products to our customers through independent package delivery companies, such as Federal Express in the U.S. and DHL in Europe. We also maintain a small fleet of vehicles dedicated to the delivery of our products and ship our products through other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service. If one of these third-party package-delivery provider experiences a major work stoppage, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if one of these third-party package-delivery providers increase prices, and we are not able to find comparable alternatives or make adjustments in our delivery network, our profitability could be adversely affected.

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

Unforeseen problems with the implementation and maintenance of our information systems could have an adverse effect on our operations. As a part of our ongoing effort to upgrade our current information systems, we are implementing new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2011, we had approximately $7.03 billion in outstanding indebtedness. In addition, we had the ability to borrow an additional $951 million under our revolving credit facility and an additional $100 million under another revolver that supports our commercial paper program. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions.

Our ability to make scheduled payments, refinance our obligations or obtain additional financing will depend on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet our obligations. If we are unable to service our debt, refinance our existing debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures. Recent disruptions in the financial markets, including the bankruptcy or restructuring of a number of financial institutions and reduced lending activity, may adversely affect the availability, terms and cost of credit in the future. We cannot be sure that initiatives in response to the disruptions in the financial markets will continue to stabilize the markets in general or increase liquidity and the availability of credit to us.

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility include a total debt-to-EBITDA ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the facility, or any loan or other obligation is outstanding under the facility, or any letter of credit is outstanding under the facility, it will not permit (as the following terms are defined in the facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 3.5 to 1.0.

Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates and interest rates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. Also, an acceleration of the debt under certain of our debt instruments would trigger an event of default under other of our debt instruments.

Item 1B.       Unresolved Staff Comments

Not applicable.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 2.          Properties

The location and general character of our principal properties by segment as of December 31, 2011, are as follows:

Analytical Technologies

We own approximately 3.2 million square feet of office, engineering, laboratory and production space, principally in California, New Jersey, Wisconsin and Utah within the U.S., and in Germany, the U.K., Italy and Belgium. We lease approximately 2.2 million square feet of office, engineering, laboratory and production space, principally in Massachusetts, Texas, Utah and Colorado within the U.S., and in China, the U.K., Australia and Germany, under various leases that expire between 2012 and 2029.

Specialty Diagnostics

We own approximately 2.1 million square feet of office, engineering, laboratory and production space, principally in Virginia, Texas, Kansas and New Hampshire within the U.S., and in Sweden, Germany, the U.K. and Switzerland. We lease approximately 1.7 million square feet of office, engineering, laboratory and production space, principally in California, Michigan, Kansas and Wisconsin within the U.S., and in Finland, Germany, China, the U.K. and France under various leases that expire between 2012 and 2023.

Laboratory Products and Services

We own approximately 7.3 million square feet of office, engineering, laboratory, warehouse and production space, principally in Wisconsin, Pennsylvania, New York, Illinois and North Carolina within the U.S., and in the U.K., Mexico, Germany, Canada, Denmark and France. We lease approximately 4.0 million square feet of office, engineering, laboratory, warehouse and production space, principally in California, Illinois, Pennsylvania, Tennessee, Maryland and North Carolina within the U.S. and in Australia, the U.K., Mexico and Germany, under various leases that expire between 2012 and 2030.

Corporate Headquarters

We own approximately 81,000 square feet of office space in Massachusetts. We also lease approximately 11,000 square feet of office space principally in Massachusetts under various leases that expire in 2013.

We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2012 or 2013, we believe that suitable replacement properties are available on commercially reasonable terms.

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

Item 4.          Mine Safety Disclosures

Not applicable.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

PART II

Item 5.          Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2011 and 2010, as reported in the consolidated transaction reporting system.

	2011		2010
	High	Low	High	Low

First Quarter	$58.16	$52.41	$52.94	$45.37
Second Quarter	65.86	54.12	57.40	47.21
Third Quarter	65.68	48.78	51.36	41.74
Fourth Quarter	55.26	43.06	56.25	47.17

The closing price of the company’s common stock on December 31, 2011 and 2010, was $44.97 and $55.36, respectively.

Holders of Common Stock

As of February 4, 2012, the company had 6,050 holders of record of its common stock. This does not include holdings in street or nominee names.

Dividend Policy

While we will continue to retain earnings for use in the operation and expansion of our business, on February 29, 2012 we announced that the Board of Directors decided to initiate a quarterly cash dividend.  The first cash dividend of $0.13 per outstanding share of our common stock will be paid on April 16, 2012 to all stockholders of record on March 15, 2012. While it is our intention to pay quarterly cash dividends for the foreseeable future, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s fourth quarter of 2011 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal October (Oct. 2 – Nov. 5)	4,348,492	$ 51.74	4,348,492	$ 25.0
Fiscal November (Nov. 6 – Dec. 3)	2,688,528	46.49	2,688,528	650.0
Fiscal December (Dec. 4 – Dec. 31)	—	—	—	650.0

Total Fourth Quarter	7,037,020	$ 49.74	7,037,020	$ 650.0

(1)  On February 24, 2011, the company announced a repurchase program authorizing the purchase of up to $750 million of the company's common stock through February 22,
       2012. On November 11, 2011, the company announced an additional repurchase program authorizing the purchase of up to $750 million of the company's common stock through November 9, 2012. All of the shares of common stock repurchased by the company during the fourth quarter of 2011 were purchased under these programs.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 6.          Selected Financial Data

(In millions except per share amounts)	2011 (a)	2010 (b)	2009 (c)	2008 (d)	2007 (e)

Statement of Income Data
Revenues	$11,725.9	$10,570.2	$9,911.6	$10,313.2	$9,592.5
Operating Income	1,245.2	1,206.0	1,002.1	1,194.3	945.9
Income from Continuing Operations	1,019.6	997.0	823.2	954.0	749.9
Net Income	1,329.9	1,035.6	850.3	980.9	748.4
Earnings per Share from Continuing Operations:
Basic	2.68	2.47	2.00	2.28	1.78
Diluted	2.65	2.44	1.95	2.19	1.69
Earnings per Share:
Basic	3.49	2.57	2.06	2.34	1.77
Diluted	3.46	2.53	2.01	2.25	1.69

Balance Sheet Data
Working Capital	$1,708.8	$2,425.2	$2,891.6	$2,805.7	$1,763.7
Total Assets	26,833.7	21,349.4	21,625.0	21,090.0	21,207.4
Long-term Obligations	5,755.2	2,031.3	2,064.0	2,003.1	1,983.7
Shareholders' Equity	15,038.1	15,361.0	15,430.9	14,926.5	14,463.6

The caption “restructuring and other costs” in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition and, beginning in 2009, charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.

(a)  Reflects a $234.7 million pre-tax charge for restructuring and other costs; after-tax income of $310.3 million related to the company’s discontinued operations; and the repurchase of $1.34 billion of the company’s common stock. Also reflects the acquisitions of Dionex Corporation, in May 2011,and the Phadia group, in August 2011.
(b)  Reflects a $79.4 million pre-tax charge for restructuring and other costs; after-tax income of $38.6 million related to the company’s discontinued operations; and the repurchase of $1.01 billion of the company’s common stock.
(c)  Reflects a $67.4 million pre-tax charge for restructuring and other costs; after-tax income of $27.1 million related to the company’s discontinued operations; and the repurchase of $414.6 million of the company’s common stock.
(d)  Reflects a $36.9 million pre-tax charge for restructuring and other costs; after-tax income of $26.9 million related to the company’s discontinued operations; and the repurchase of $187.4 million of the company’s common stock.
(e)  Reflects a $91.4 million pre-tax charge for restructuring and other costs; an after-tax loss of $1.5 million related to the company’s discontinued operations; and the repurchase of $898.0 million of the company’s common stock.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(Dollars in millions)	2011		2010

Revenues
Analytical Technologies	$3,845.4	32.8%	$3,238.2	30.6%
Specialty Diagnostics	2,465.8	21.0%	2,149.0	20.3%
Laboratory Products and Services	5,935.4	50.6%	5,650.9	53.5%
Eliminations	(520.7)	(4.4)%	(467.9)	(4.4)%

	$11,725.9	100%	$10,570.2	100%

Sales in 2011 were $11.73 billion, an increase of $1.16 billion from 2010. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, higher sales at existing businesses and the favorable effects of currency translation. Had Phadia, Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $787 million (7%) over pro forma 2010 revenues. Aside from the effects of currency translation and other acquisitions, net of divestitures, pro forma revenues increased $389 million (3%) over pro forma 2010 revenues (discussed in total and by segment below). The increase in pro forma revenues was primarily due to increased demand, offset in part by lower sales resulting from cessation of a supply contract, discussed below, and lower stimulus-funded sales in Japan as compared to 2010, which together decreased sales by approximately one percentage point. The company had lower sales to academic and government markets in the second half of 2011 which it believes may be due to uncertainty in funding expectations in the U.S. and Europe. These markets represent approximately a quarter of the company’s revenues and the decrease in sales to this customer base reduced the company’s overall growth in the second half of 2011 by approximately one percentage point, although the decline moderated in the fourth quarter. The company currently expects weakness in academic and government markets will continue into 2012.

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

•
Dionex, a global leader in the manufacturing and marketing of ion and liquid chromatography and sample preparation systems, consumables, and software for chemical analysis, was acquired in May 2011 to expand the company’s chromatography systems portfolio.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2011, operating income and operating income margin were $1.25 billion and 10.6%, respectively, compared with $1.21 billion and 11.4%, respectively, in 2010. The decrease in operating income margin was primarily due to $124 million of higher acquisition-related charges and an increase in amortization expense of $93 million in 2011 primarily related to the acquisitions of Phadia and Dionex. The decrease in operating margin was offset in part by productivity improvements and profit on incremental sales from acquisitions and existing businesses. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

The company’s effective tax rates were 9.5% and 9.8% in 2011 and 2010, respectively. The decrease in the effective tax rate was primarily due to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. The tax provision in 2011 was unfavorably affected by $12 million, or 1.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates, offset in part by $8 million, or 0.7 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition. The tax provision in 2010 was favorably affected by $17 million or 1.6 percentage points resulting primarily from the resolution of tax audits and the impact on deferred tax balances of changes in tax rates. The company expects its effective tax rate in 2012 will be between 11.5% to 13.5% based on currently forecasted rates of profitability in the countries in which the company conducts business.

Income from continuing operations increased to $1.02 billion in 2011, from $997 million in 2010, primarily due to increased operating income, offset in part by higher other expense, net, primarily interest expense as a result of borrowings to partially fund acquisitions.

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena) for $740 million in cash and its Lancaster Laboratories business (Lancaster) for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. The sale of these businesses resulted in an after-tax gain in discontinued operations of $304 million or $0.79 per diluted share.

During 2011, the company’s cash flow from operations totaled $1.69 billion (including $13 million from discontinued operations), compared with $1.50 billion (including $45 million from discontinued operations) for 2010. The increase resulted primarily from higher income before amortization and depreciation, offset in part by growth in working capital items in 2011 compared to 2010.

As of December 31, 2011, the company’s short-term debt totaled $1.27 billion, principally commercial paper obligations and $354 million of senior notes, due December 2012. Under its principal unsecured revolving credit agreement, expiring in August 2012, the company has available capacity of $951 million at December 31, 2011. In addition, the company has a $1 billion short-term revolving credit agreement expiring in June 2012, the purpose of which is to provide short-term funds in the event access to commercial paper markets is not available. The company expects to renew these facilities before their expiration, for all or a portion of the available borrowings thereunder. At December 31, 2011, the company had $900 million of commercial paper indebtedness outstanding and accordingly, the company had $100 million of borrowing capacity under its commercial paper program revolver.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

The company believes that its existing cash and short-term investments of $1.02 billion as of December 31, 2011, and the company’s future cash flow from operations together with available borrowing capacity under both its principal and commercial paper revolving credit agreements and the expected renewals thereof, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

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

The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)        Accounts Receivable

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $67 million at December 31, 2011. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

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

(c)        Intangible Assets and Goodwill

The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Definite-lived intangible assets totaled $6.47 billion at December 31, 2011. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $11.99 billion and $1.33 billion, respectively, at December 31, 2011. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.

The company’s businesses were adversely affected in 2009 by the global economic downturn, although results progressively improved during the year and in 2010. Growth at some of the company’s businesses also slowed in 2011 which the company believes was in part due to uncertainty in funding expectations of customers in academic and government markets. Projections of profitability for 2012 and thereafter and indicated fair values based on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2011, the date of the company’s impairment testing. There can be no assurance, however, that the slowing of growth experienced in 2011 at some businesses will not continue or worsen in 2012 and that a downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

(d)       Other Long-lived Assets

The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $2.21 billion at December 31, 2011, including $1.66 billion of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The company’s software license agreements generally include multiple products and services, or “elements.” The company recognizes software license revenue based on the residual method after all elements have either been delivered or vendor specific objective evidence (VSOE) of fair value exists for any undelivered elements. In the event VSOE is not available for any undelivered element, revenue for all elements is deferred until delivery of all elements other than post-contract support is completed. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract. VSOE of fair value of software maintenance and support is determined based on the price charged for the maintenance and support when sold separately. Revenues from training and consulting services are recognized as services are performed, based on VSOE, which is determined by reference to the price customers pay when the services are sold separately.

The company records reductions to revenue for estimated product returns by customers. Should a greater or lesser number of products be returned, additional adjustments to revenue may be required.

(f)       Warranty Obligations

At the time the company recognizes revenue, it provides for the estimated cost of product warranties in cost of product revenues based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $42 million at December 31, 2011. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

(g)       Income Taxes

In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The company’s reserve for these matters totaled $120 million at December 31, 2011. Where applicable, associated interest expense has also been recognized.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $142 million at December 31, 2011. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

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

(i)        Pension and Other Retiree Benefits

Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $17 million in 2011. The company’s unfunded benefit obligation totaled $346 million at year-end 2011 compared with $244 million at year-end 2010. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $2 million and an increase in the benefit obligation of approximately $79 million.

The company expects to contribute between $20 and $30 million to its defined benefit pension plans in 2012.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

2011 Compared With 2010

Continuing Operations

Sales in 2011 were $11.73 billion, an increase of $1.16 billion from 2010. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, higher revenues at existing businesses and the favorable effects of currency translation. Had Phadia, Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $787 million (7%) over pro forma 2010 revenues, including $132 million due to other acquisitions, net of divestitures, $266 million due to the favorable effects of currency translation and $389 million (3%) due to higher revenues at existing businesses. The increase in pro forma revenues at existing businesses was primarily due to increased demand, offset in part by lower sales resulting from cessation of a supply contract, discussed below, and lower stimulus-funded sales in Japan as compared to 2010, which together decreased sales by approximately 1 percentage point. Sales growth was strong in Asia and modest in Europe and North America. The results in North America and Asia were affected by the cessation of the supply contract and the lower stimulus-funded sales in Japan, respectively. The company had lower sales to academic and government markets in the second half of 2011 which it believes may be due to uncertainty in funding expectations in the U.S. and Europe. These markets represent approximately a quarter of the company’s revenues and the decrease in sales to this customer base reduced the company’s overall growth in the second half of 2011 by approximately one percentage point, although the decline moderated in the fourth quarter. The company currently expects weakness in academic and government markets will continue into 2012.

In 2011, operating income and operating income margin were $1.25 billion and 10.6%, respectively, compared with $1.21 billion and 11.4%, respectively, in 2010. The decrease in operating income margin was primarily due to $124 million of higher acquisition-related charges and an increase in amortization expense of $93 million in 2011 primarily related to the acquisitions of Phadia and Dionex. The decrease in operating margin was offset in part by productivity improvements and profit on incremental sales from acquisitions and existing businesses. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

In 2011, the company recorded restructuring and other costs, net, of $235 million, including $73 million of charges to cost of revenues related primarily to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $62 million of charges to selling, general and administrative expenses primarily for cash transaction costs related to the acquisitions of Phadia and Dionex. The company incurred $85 million of other cash costs, including $21 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The cash costs also include continuing costs associated with headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the following: the consolidation of facilities of acquired businesses in Finland and Australia with existing facilities in those countries; the consolidation of facilities in the U.S. and Mexico; and the restructuring of the commercial organization of a business across six European countries to increase productivity and efficiency in serving customers. The company also recorded $15 million of non-cash costs, net, primarily for the impairment of intangible assets at several small business units and, to a lesser extent, a loss on sale of a business (see Note 14).

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In 2010, the company recorded restructuring and other costs, net, of $79 million, including $16 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $3 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisition of Dionex and revisions of estimated contingent consideration, principally related to the acquisition of Ahura Scientific, offset in part by a gain of $11 million on settlement with product liability insurers. The company incurred $34 million of cash costs, primarily for actions initiated in 2009 and, to a lesser extent, 2010 in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company recorded impairment charges of $17 million for intangible assets associated with several small business units. The company also recorded a $6 million charge on a patent infringement claim initiated prior to a business unit’s acquisition by the company and $3 million of asset writedowns associated with abandoned facilities held for sale.

As of February 29, 2012, the company has identified restructuring actions that will result in additional charges of approximately $60 million in 2012 and expects to identify additional actions during 2012. The restructuring projects for which actions commenced in 2011 will result in annual cost savings of approximately $85 million beginning in part in 2011 and, to a greater extent, in 2012, including $30 million in the Analytical Technologies segment, $15 million in the Specialty Diagnostics segment and $40 million in the Laboratory Products and Services segment. The additional actions approved in 2011 and commencing in 2012 will result in $30 million of additional annual savings following their completion. The restructuring actions initiated in 2010 resulted in annual cost savings beginning primarily in 2011 of approximately $50 million, including $5 million in the Analytical Technologies segment, $10 million in the Specialty Diagnostics segment and $35 million in the Laboratory Products and Services segment.

On February 3, 2012, the Internal Revenue Service issued proposed regulations that provide guidance on the excise tax imposed on the sale of medical devices under Internal Revenue Code Section 4191. The tax applies to the sale of certain medical devices by a manufacturer, producer or importer of the device. The tax is in the amount of 2.3% of the sale price and will apply to all devices that are sold beginning January 1, 2013. Based on the company’s estimate of product revenue that is expected to be subject to the regulations, the company currently expects that imposition of the tax will cost $20-30 million annually, beginning in 2013.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

(Dollars in millions)	2011	2010	Change

Revenues
Analytical Technologies	$3,845.4	$3,238.2	19%
Specialty Diagnostics	2,465.8	2,149.0	15%
Laboratory Products and Services	5,935.4	5,650.9	5%
Eliminations	(520.7)	(467.9)	11%

Consolidated Revenues	$11,725.9	$10,570.2	11%

Segment Income
Analytical Technologies	$720.0	$550.1	31%
Specialty Diagnostics	597.0	487.9	22%
Laboratory Products and Services	810.8	802.1	1%

Subtotal Reportable Segments	2,127.8	1,840.1	16%

Cost of Revenues Charges	(72.8)	(16.0)
Selling, General and Administrative Charges, Net	(61.5)	(3.0)
Restructuring and Other Costs, Net	(100.4)	(60.4)
Amortization of Acquisition-related Intangible Assets	(647.9)	(554.7)

Consolidated Operating Income	$1,245.2	$1,206.0	3%

Reportable Segments Operating Income Margin	18.1%	17.4%

Consolidated Operating Income Margin	10.6%	11.4%

Income from the company’s reportable segments increased 16% to $2.13 billion in 2011 due primarily to profit on incremental sales from acquisitions and, to a lesser extent, existing businesses as well as from productivity improvements.

   Analytical Technologies

(Dollars in millions)	2011	2010	Change

Revenues	$3,845.4	$3,238.2	19%

Operating Income Margin	18.7%	17.0%	1.7

Sales in the Analytical Technologies segment increased $607 million to $3.85 billion in 2011. The increase was due to acquisitions, including Dionex, higher revenue at existing businesses and, to a lesser extent, the favorable effects of currency translation. Had Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $349 million (10%) over pro forma 2010 revenues, including increases of $47 million due to other acquisitions, $95 million due to the favorable effects of currency translation and $207 million (6%) due to higher revenues at existing businesses. The increase in pro forma revenue at existing businesses was primarily due to increased demand. Demand was particularly strong for instruments serving industrial and applied markets. The increase in revenues was offset in part by lower stimulus-funded sales in Japan in the first quarter of 2011 which decreased pro forma growth by 1 percentage point.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 18.7% in 2011 and 17.0% in 2010. The increase resulted from productivity improvements and, to a lesser extent, accretive acquisitions, price increases and profit on incremental sales at existing businesses. These increases were offset in part by higher spending on research and development initiatives.

   Specialty Diagnostics

(Dollars in millions)	2011	2010	Change

Revenues	$2,465.8	$2,149.0	15%

Operating Income Margin	24.2%	22.7%	1.5

Sales in the Specialty Diagnostics segment increased $317 million to $2.47 billion in 2011. The increase was due to acquisitions, including Phadia, higher revenue at existing businesses and the favorable effects of currency translation. Had Phadia and the company been combined from the beginning of 2010, pro forma revenues would have increased $206 million (8%) over pro forma 2010 revenues, including increases of $19 million due to other acquisitions, $68 million due to the favorable effects of currency translation and $120 million (5%) due to higher revenues at existing businesses. The increase in pro forma revenue at existing businesses was primarily due to increased demand. Demand was particularly strong for immunodiagnostics and clinical diagnostics products. The increase in demand was offset in part by cessation of a supply contract, discussed below, which decreased pro forma growth by 2 percentage points.

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

Operating income margin was 24.2% in 2011 and 22.7% in 2010. The increase resulted from productivity improvements and, to a lesser extent, profit on incremental sales at existing businesses and accretive acquisitions.

   Laboratory Products and Services

(Dollars in millions)	2011	2010	Change

Revenues	$5,935.4	$5,650.9	5%

Operating Income Margin	13.7%	14.2%	(0.5)

Sales in the Laboratory Products and Services segment increased $285 million to $5.94 billion in 2011. The favorable effects of currency translation resulted in an increase in revenues of $107 million in 2011. Sales increased $66 million due to acquisitions. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues increased $112 million (2%) primarily due to increased demand. Demand for biopharma outsourcing services was particularly strong.

Operating income margin decreased to 13.7% in 2011 from 14.2% in 2010, primarily due to inflationary pressures on costs, particularly oil-based raw materials such as plastic resin, and, to a lesser extent, commercial investments including expansion of sales and marketing staff in the Asia/Pacific region and information technology initiatives in Europe. These decreases were offset in part by productivity improvements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $119 million and $100 million in 2011 and 2010, respectively (Note 4). The increase was primarily due to a $91 million increase in interest expense, offset in part by higher other items, net and higher interest income. The increase in interest expense was related to the debt issued to fund the Phadia and Dionex acquisitions, offset in part by having refinanced higher-rate debt during 2010. In 2011, other items, net includes a $28 million gain on currency exchange contracts associated with the Phadia acquisition and repayment of its multi-currency debt and an $18 million gain on the sale of an investment accounted for under the cost method, offset in part by $10 million of fees associated with short-term financing commitments to fund the Phadia acquisition. In 2010, other items, net includes a $17 million loss on the early extinguishment of debt and $8 million of fees associated with short-term financing commitments for the Dionex acquisition.

Provision for Income Taxes

The company’s effective tax rates were 9.5% and 9.8% in 2011 and 2010, respectively. The decrease in the effective tax rate was primarily due to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. The tax provision in 2011 was unfavorably affected by $12 million, or 1.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates, offset in part by $8 million, or 0.7 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition. The tax provision in 2010 was favorably affected by $17 million or 1.6 percentage points resulting primarily from the resolution of tax audits and the impact on deferred tax balances of changes in tax rates. The company expects its effective tax rate in 2012 will be between 11.5% to 13.5% based on currently forecasted rates of profitability in the countries in which the company conducts business.

Discontinued Operations

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena) for $740 million in cash and its Lancaster Laboratories business (Lancaster) for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. The sale of these businesses resulted in an after-tax gain of $304 million or $0.79 per diluted share. Revenues and operating income of the two businesses aggregated approximately $225 million and $60 million, respectively, in 2010. Athena provides diagnostic testing for neurological and other diseases, with an emphasis on gene-based tests. Lancaster is a contract-testing laboratory that provides analytical laboratory services. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented (Note 2). After-tax income from discontinued operations was $5.5 million and $36.1 million, in 2011 and 2010, respectively. The company also received additional proceeds from a previously divested business in the second quarter of 2011, resulting in an after-tax gain of $1 million.

During the first quarter of 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

Recent Accounting Pronouncements

In December 2011, the FASB issued new guidance which requires enhanced disclosures on offsetting amounts within the balance sheet, including disclosing gross and net information about instruments and transactions eligible for offset or subject to a master netting or similar agreement. The guidance is effective for the company beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, will not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued revised guidance requiring entities to provide additional qualitative and quantitative disclosures about an employer’s participation and financial obligations in a multiemployer pension plan. The new rule is intended to increase transparency about an employer’s participation in a multiemployer pension plan. The new guidance was effective in 2011. Adoption of this standard did not have an impact on the company’s results of operations or financial position.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In September 2011, the FASB modified existing rules to allow entities to use a qualitative approach to test goodwill for impairment. The revised guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance will be effective for the company on January 1, 2012. Adoption of this standard will not have an impact on the company’s results of operations or financial position.

In June 2011, the FASB issued new guidance pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance will be effective for the company on January 1, 2012 and will not have an impact on the company’s results of operations or financial position.

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

2010 Compared With 2009

Continuing Operations

Sales in 2010 were $10.57 billion, an increase of $659 million from 2009. The unfavorable effects of currency translation resulted in a decrease in revenues of $19 million in 2010. Sales increased $267 million due to acquisitions, net of divestitures. Aside from the effects of currency translation and acquisitions, net of divestitures, revenues increased $411 million (4%) due to increased demand and, to a lesser extent, higher stimulus-funded spending by customers and price increases. Sales rebounded from a weak 2009 when the company believes a global economic slowdown reduced demand. Sales growth was strong in Asia, moderate in North America and modest in Europe in 2010. The increase in revenues was offset in part by cessation of a supply contract and a milder flu season in 2010 which together unfavorably affected revenue growth by 2 percentage points in 2010. The company estimates that stimulus-funded spending increased revenues by approximately 1 percentage point in 2010, primarily in the first quarter.

In 2010, operating income and operating income margin were $1.21 billion and 11.4%, respectively, compared with $1.00 billion and 10.1%, respectively, in 2009. The increases in operating income and operating income margin were due to profit on incremental sales and, to a lesser extent, productivity improvements. In addition, amortization expense decreased by $25 million in 2010, primarily due to the completion of amortization of acquisition-related intangibles from a 2005 acquisition.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In 2010, the company recorded restructuring and other costs, net, of $79 million, including: $16 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $3 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisition of Dionex and revisions of estimated contingent consideration, principally related to the acquisition of Ahura Scientific, offset in part by a gain of $11 million on settlement with product liability insurers. The company incurred $34 million of cash costs, primarily for actions initiated in 2009 and, to a lesser extent, 2010 in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company recorded impairment charges of $17 million for intangible assets associated with several small business units. The company also recorded a $6 million charge on a patent infringement claim initiated prior to a business unit’s acquisition by the company and $3 million of asset writedowns associated with abandoned facilities held for sale.

In 2009, the company recorded restructuring and other costs, net, of $67 million, including $7 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $2 million of charges to selling, general and administrative expenses for transaction costs related to the acquisitions of Biolab and B.R.A.H.M.S. offset in part by a gain primarily for settlement of certain product liability-related matters. The company incurred $60 million of cash costs, primarily for actions in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also incurred a $2 million loss on an abandoned facility held for sale that was sold in July 2009 and a $3 million charge for pension termination benefits, offset by a $7 million gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher in 2006.

The restructuring actions initiated in 2009 resulted in annual cost savings beginning in the second half of 2009 and early 2010 of approximately $60 million, including $30 million in the Analytical Technologies segment, $10 million in the Specialty Diagnostics segment and $20 million in the Laboratory Products and Services segment.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Segment Results

(Dollars in millions)	2010	2009	Change

Revenues
Analytical Technologies	$3,238.2	$2,918.8	11%
Specialty Diagnostics	2,149.0	2,150.4	(0)%
Laboratory Products and Services	5,650.9	5,244.5	8%
Eliminations	(467.9)	(402.1)	16%

Consolidated Revenues	$10,570.2	$9,911.6	7%

Segment Income
Analytical Technologies	$550.1	$456.9	20%
Specialty Diagnostics	487.9	457.7	7%
Laboratory Products and Services	802.1	734.8	9%

Subtotal Reportable Segments	1,840.1	1,649.4	12%

Cost of Revenues Charges	(16.0)	(6.7)
Selling, General and Administrative Costs, Net	(3.0)	(1.5)
Restructuring and Other Costs, Net	(60.4)	(59.2)
Amortization of Acquisition-related Intangible Assets	(554.7)	(579.9)

Consolidated Operating Income	$1,206.0	$1,002.1	20%

Reportable Segments Operating Income Margin	17.4%	16.6%

Consolidated Operating Income Margin	11.4%	10.1%

Income from the company’s reportable segments increased 12% to $1.84 billion in 2010 due primarily to productivity improvements and, to a lesser extent, profit on incremental sales.

   Analytical Technologies

(Dollars in millions)	2010	2009	Change

Revenues	$3,238.2	$2,918.8	11%

Operating Income Margin	17.0%	15.7%	1.3

Sales in the Analytical Technologies segment increased $319 million to $3.24 billion in 2010. The unfavorable effects of currency translation resulted in a decrease in revenue of $15 million in 2010. Sales increased $123 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $211 million (7%) primarily due to increased demand including higher stimulus-funded spending by customers, particularly in the first quarter. Demand in industrial markets for environmental and process control equipment improved in 2010. Demand was also strong for mass spectrometry instruments and bioscience offerings.

Operating income margin was 17.0% in 2010 and 15.7% in 2009. The increase resulted from productivity improvements and, to a lesser extent, profit on incremental sales.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

   Specialty Diagnostics

(Dollars in millions)	2010	2009	Change

Revenues	$2,149.0	$2,150.4	(0)%

Operating Income Margin	22.7%	21.3%	1.4

Sales in the Specialty Diagnostics segment were approximately flat in 2010 at $2.15 billion. The unfavorable effects of currency translation resulted in a decrease in revenue of $7 million in 2010. Sales increased $110 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues decreased $104 million (5%) primarily due to a $102 million, net reduction in sales due to termination and transition of a supply contract discussed above. In addition, the segment’s revenues decreased due to milder flu conditions in 2010 than 2009, offset in part by increased demand for clinical diagnostic products.

Operating income margin was 22.7% in 2010 and 21.3% in 2009. The increase resulted from productivity improvements and to a lesser extent, sales of higher margin products.

   Laboratory Products and Services

(Dollars in millions)	2010	2009	Change

Revenues	$5,650.9	$5,244.5	8%

Operating Income Margin	14.2%	14.0%	0.2

Sales in the Laboratory Products and Services segment increased $406 million to $5.65 billion in 2010. The unfavorable effects of currency translation resulted in a nominal increase in revenues in 2010. Sales increased $34 million due to acquisitions, net of divestitures. In addition to the changes in revenue resulting from currency translation and acquisitions, net of divestitures, revenues increased $371 million (7%) primarily due to stronger demand and, to a lesser extent, increased prices. Demand for laboratory equipment, which had been particularly weak in 2009, and consumables improved in 2010.

Operating income margin increased to 14.2% in 2010 from 14.0% in 2009, primarily due to productivity improvements offset in part by inflationary pressures on supply costs and, to a lesser extent, strategic investments including expansion of sales and marketing staff in the Asia/Pacific region and information technology initiatives in Europe.

Other Expense, Net

The company reported other expense, net, of $100 million and $122 million in 2010 and 2009, respectively Interest expense decreased to $85 million from $118 million in 2009 primarily as a result of lower interest rates on variable rate debt following refinancings completed in late 2009 and the first half of 2010. In 2010 and 2009, other expense, net, includes losses on the early extinguishment of debt of $17 million and $15 million, respectively and in 2010, $8 million of fees associated with short-term financing commitments for the Dionex acquisition.

Provision for Income Taxes

The company’s effective tax rates were 9.8% and 6.5% in 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to increased earnings in higher tax jurisdictions. The tax provision in 2010 was favorably affected by $17 million or 1.6 percentage points resulting primarily from the resolution of tax audits and the impact on deferred tax balances of changes in tax rates. The tax provision in 2009 was favorably affected by $5.5 million or 0.6 percentage points resulting from the reversal of a tax reserve established at acquisition and the impact on deferred tax balances of changes in tax rates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Discontinued Operations

As described above and in Note 2 to the accompanying financial statements, the company sold two businesses on April 4, 2011. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented. After-tax income from discontinued operations was $36.1 million and $28.1 million, in 2010 and 2009, respectively. The increase in income was primarily due to incremental profit on higher revenues of the discontinued businesses.

During 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

Liquidity and Capital Resources

Consolidated working capital was $1.71 billion at December 31, 2011, compared with $2.43 billion at December 31, 2010. Included in working capital were cash, cash equivalents and short-term investments of $1.02 billion at December 31, 2011 and $0.93 billion at December 31, 2010. The decrease in working capital is primarily due to short-term borrowings under the company’s U.S. commercial paper program, used to partially fund the acquisition of Phadia (Note 9), offset in part by increases in accounts receivable and inventories resulting from the acquisitions of Phadia and Dionex.

2011

Cash provided by operating activities was $1.69 billion during 2011. Increases in accounts receivable and inventory used cash of $107 million and $33 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $124 million primarily due to the timing of tax refunds. An increase in accounts payable provided cash of $31 million, primarily due to higher inventory purchases. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $72 million during 2011.

During 2011, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $5.70 billion for acquisitions and $267 million for purchases of property, plant and equipment. The company’s continuing operations had cash proceeds from a divestiture of $14 million and the company’s discontinued operations had net cash proceeds of $760 million, primarily from the sale of Athena and Lancaster.

The company’s financing activities provided $3.55 billion of cash during 2011, principally $5.15 billion from the issuance of debt to fund acquisitions, offset in part by the repurchase of $1.34 billion of the company’s common stock. Following issuance of a redemption notice for the remaining $329 million principal outstanding of the company’s 3.25% Senior Subordinated Convertible Notes due 2024, all of the balance was converted or redeemed for a total cash outlay of $452 million. The company’s financing activities also included $158 million of proceeds of employee stock option exercises. On September 8, 2010, the Board of Directors authorized the repurchase of up to $750 million of the company’s common stock through September 8, 2011. On February 23, 2011, the Board of Directors authorized the repurchase of up to an additional $750 million of the company’s common stock through February 22, 2012. On November 10, 2011, the Board of Directors authorized the repurchase of up to an additional $750 million of the company’s common stock through November 9, 2012. At December 31, 2011, $650 million was available for future repurchases of the company’s common stock under these authorizations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

As of December 31, 2011, the company’s short-term debt totaled $1.27 billion, principally commercial paper obligations and $354 million of senior notes, due December 2012. Under its principal unsecured revolving credit agreement, expiring in August 2012, the company has available capacity of $951 million at December 31, 2011. In addition, the company has a $1 billion short-term revolving credit agreement expiring in June 2012, the purpose of which is to provide short-term funds in the event access to commercial paper markets is not available. The company expects to renew these facilities before their expiration, for all or a portion of the available borrowings thereunder. At December 31, 2011, the company had $900 million of commercial paper indebtedness outstanding and accordingly, the company had $100 million of borrowing capacity under its commercial paper program revolver.

The company believes that its existing cash and short-term investments of $1.02 billion as of December 31, 2011, and the company’s future cash flow from operations together with available borrowing capacity under both its principal and commercial paper revolving credit agreements and the expected renewals thereof, are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

2010

Cash provided by operating activities was $1.50 billion during 2010. Increases in accounts receivable and inventory used cash of $80 million and $28 million, respectively, primarily to support growth in sales. Increases in other assets used cash of $81 million, primarily due to the timing of value added tax (VAT) refunds and prepaid expenses. Cash payments for income taxes totaled $370 million in 2010, compared with $330 million in 2009 due to an increase in taxable income. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $47 million during 2010.

During 2010, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $606 million for acquisitions and $258 million for purchases of property, plant and equipment.

The company’s financing activities used $1.30 billion of cash during 2010, principally for the extinguishment of debt and repurchase of $1.01 billion of the company’s common stock, offset in part by the net proceeds for the issuance of long-term debt of $741 million. The company used the net proceeds from the issuance of debt and existing cash balances to convert all of the $326 million principal outstanding on its Floating Rate Convertible Debentures due 2033 for a total cash outlay of $573 million and to redeem all of its $500 million outstanding 6 1/8% Senior Subordinated Notes at a redemption price of $1,030.63 per $1,000 principal amount for a total cash outlay of $515 million. The company’s financing activities in 2010 also included $77 million of proceeds of employee stock option exercises.

2009

Cash provided by operating activities was $1.66 billion during 2009. Decreases in accounts receivable and inventory provided cash of $125 million and $108 million, respectively. A decrease in accounts payable used cash of $45 million. The decrease in accounts receivable resulted primarily from improved collections and the decrease in inventories resulted primarily from increased fourth quarter shipments in 2009 over the fourth quarter of 2008. The decrease in accounts payable was primarily due to the timing of payments. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $51 million during 2009. Cash payments for income taxes totaled $330 million in 2009.

During 2009, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $637 million for acquisitions and $200 million for purchases of property, plant and equipment.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

The company’s financing activities used $558 million of cash during 2009, principally for the extinguishment of debt and the repurchase of $415 million of the company’s common stock, offset in part by net proceeds from the issuance of long-term debt of $748 million. In December 2009, the company redeemed all of the $300 million principal outstanding on its 6.75% Senior Subordinated Notes due 2014 at a redemption price of 103.375% for a total cash outlay of $317 million including accrued interest. Also in December 2009, the company repurchased in a tender offer $282 million aggregate principal amount of its 2.50% convertible Senior Notes due 2023 at $2,072.4743 per $1,000 principal amount for a total cash outlay of $587 million including accrued and unpaid interest. The company’s financing activities also included $54 million of proceeds of employee stock option exercises.

Off-Balance Sheet Arrangements

The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2009 - 2011 except for letters of credit, bank guarantees, surety bonds and other guarantees disclosed in the table below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $3.7 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold. The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

Contractual Obligations and Other Commercial Commitments

The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2011.

	Payments due by Period or Expiration of Commitment
(In millions)	2012	2013 and 2014	2015 and 2016	2017 and Thereafter	Total

Contractual Obligations and Other
Commercial Commitments
Debt principal, including short-term debt (a)	$1,268.3	$705.2	$2,609.6	$2,400.9	$6,984.0
Interest	192.8	374.4	293.0	456.0	1,316.2
Capital lease obligations	0.4	0.6	—	—	1.0
Operating lease obligations	112.4	153.8	76.9	62.6	405.7
Unconditional purchase obligations (b)	234.6	6.3	1.9	—	242.8
Letters of credit and bank guarantees	101.7	11.4	1.2	3.2	117.5
Surety bonds and other guarantees	40.6	15.0	4.1	—	59.7
Pension obligations on balance sheet	25.2	55.3	60.5	205.5	346.5
Asset retirement obligations	3.5	4.6	6.0	9.8	23.9
Acquisition-related contingent consideration accrued on balance sheet	0.9	0.6	0.1	0.1	1.7
Other (c)	4.7	—	—	—	4.7

	$1,985.1	$1,327.2	$3,053.3	$3,138.1	$9,503.7

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.
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

(c)	Obligation represents funding commitments pursuant to investments held by the company.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Reserves for unrecognized tax benefits of $120 million have not been included in the above table due to the inability to predict the timing of tax audit resolutions.

The company has no material commitments for purchases of property, plant and equipment but expects that for 2012, such expenditures for its existing business will approximate $300 to $325 million.

    In disposing of assets or businesses, the company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste facilities, and unidentified tax liabilities and related legal fees. The company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the company has no reason to believe that these uncertainties would have a material adverse effect on its financial position, annual results of operations or cash flows.

The company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Item 1. Business – Environmental Matters for a discussion of these liabilities.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Chinese yuan, Australian dollars and Japanese yen. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.

Interest Rates

The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2011, the company’s debt portfolio was comprised of a combination of fixed and floating rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2011 was $7.39 billion (see Note 12). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2011 would increase by approximately $342 million. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2011 would decrease by approximately $321 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Currency Exchange Rates

The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in euro, Swedish krona, British pounds sterling, Canadian dollars, Danish krone, and Swiss francs. The effect of a change in currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. A 10% depreciation in year-end 2011 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $761 million.

The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2011 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $30 million. A 10% appreciation in year-end 2011 non-functional currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $30 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2011 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $10 million on the company’s net income.

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

Item 9A.       Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of December 31, 2011, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Controls and Procedures (continued)

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2011 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2011, the company’s internal control over financial reporting was effective.

The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2011, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.       Other Information

Not applicable.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2012 Definitive Proxy Statement) and is incorporated in this report by reference.

The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.

The other information required by this Item will be contained in our 2012 Definitive Proxy Statement and is incorporated in this report by reference.

Item 11.        Executive Compensation

The information required by this Item will be contained in our 2012 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this Item will be contained in our 2012 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

    The information required by this Item will be contained in our 2012 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.        Principal Accountant Fees and Services

    The information required by this Item will be contained in our 2012 Definitive Proxy Statement and is incorporated in this report by reference.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

(a)      The following documents are filed as part of this report:

           (1)      Consolidated Financial Statements (see Index on page F-1 of this report):

                            Report of Independent Registered Public Accounting Firm
                            Consolidated Balance Sheet
                            Consolidated Statement of Income
                            Consolidated Statement of Comprehensive Income
                            Consolidated Statement of Cash Flows
                            Consolidated Statement of Shareholders’ Equity
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

           See the Exhibit Index on page 52.
Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2012	THERMO FISHER SCIENTIFIC INC.

By: /s/ Marc N. Casper
Marc N. Casper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 29, 2012.

Signature	Title

By: /s/ Marc N. Casper Marc N. Casper	President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Jim P. Manzi Jim P. Manzi	Chairman of the Board and Director

By: /s/ Peter M. Wilver Peter M. Wilver	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ Peter E. Hornstra Peter E. Hornstra	Vice President and Chief Accounting Officer (Principal Accounting Officer)

By: /s/ Nelson J. Chai Nelson J. Chai	Director

By: /s/ Tyler E. Jacks Tyler E. Jacks	Director

By: /s/ Judy C. Lewent Judy C. Lewent	Director

By: /s/ Thomas J. Lynch Thomas J. Lynch	Director

By: /s/ Peter J. Manning Peter J. Manning	Director

By: /s/ William G. Parrett William G. Parrett	Director

By: /s/ Michael E. Porter Michael E. Porter	Director

By: /s/ Lars R. Sorensen Lars R. Sorensen	Director

By: /s/ Scott M. Sperling Scott M. Sperling	Director

By: /s/ Elaine S. Ullian Elaine S. Ullian	Director

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of December 12, 2010, among Thermo Fisher Scientific Inc., Weston D Merger Co., and Dionex Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2010 [File No. 1-8002] and incorporated in this document by reference).

2.2
Sale and Purchase Agreement dated May 19, 2011 among Thermo Fisher Scientific Inc., CB Diagnostics Luxembourg S.À R.L, and certain funds managed and advised by Cinven Limited (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2011 [File No. 1-8002] and incorporated in this document by reference).

2.3
Amendment dated August 18, 2011, to Sale and Purchase Agreement dated May 19, 2011 among Thermo Fisher Scientific Inc., CB Diagnostics Luxembourg S.ÀR.L., and certain funds managed and advised by Cinven Limited (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed August 24, 2011 [File No. 1-8002] and incorporated in this document by reference).

2.4
Amended and Restated Warranty Deed dated as of August 23, 2011 among Thermo Fisher Scientific Inc., Igenza Cin AB, the Michael Land Family Trust and the warrantors named as parties thereto (filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed August 24, 2011 [File No. 1-8002] and incorporated in this document by reference).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 [File No. 1-8002] and incorporated in this document by reference).

3.2
Amendment to Thermo Fisher Scientific Inc.’s Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).

3.3
Bylaws of the Registrant, as amended and effective as of July 12, 2011 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 14, 2011 [File No. 1-8002] and incorporated in this document by reference).

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

4.3
Indenture dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K with the SEC on November 20, 2009 [File No. 1-8002] and incorporated in this document by reference).

4.4
First Supplemental Indenture dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K with the SEC on November 20, 2009 [File No. 1-8002] and incorporated in this document by reference).

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.5
Second Supplemental Indenture dated as of April 27, 2010 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K with the SEC on April 27, 2010 [File No. 1-8002] and incorporated in this document by reference).

4.6
Third Supplemental Indenture dated as of February 22, 2011 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K with the SEC on February 22, 2011 [File No. 1-8002] and incorporated in this document by reference).

4.7
Fourth Supplemental Indenture dated as of August 16, 2011 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 16, 2011 [File No. 1-8002] and incorporated in this document by reference).

10.1
Thermo Fisher Scientific Inc. Deferred Compensation Plan for Directors of the Registrant, as amended and restated on September 12, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.2
Thermo Fisher Scientific Inc. Directors Stock Option Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.3
Thermo Fisher Scientific Inc. 2008 Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.4
Thermo Fisher Scientific Inc. 2001 Equity Incentive Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.5
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).*

10.6
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).*

10.7
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).*

10.8
Form of Executive Change in Control Retention Agreement for Officers (other than Marc Casper) dated May 15, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.9
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.10
Credit Agreement dated August 29, 2006, among the Registrant, as borrower, Bank of America, N.A., as administrative agent and swing line lender, Bank of America, N.A. and Barclays Bank PLC, as L/C issuers, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, Banc of America Securities LLC and Barclays Capital, as joint lead arrangers and joint book managers, Barclays Bank PLC, as syndication agent, and ABN AMRO Bank, N.V., Deutsche Bank Securities, Inc., and JP Morgan Chase Bank, N.A., as documentation agents (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2006 [File No. 1-8002] and incorporated in this document by reference).

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

10.15	Summary of Thermo Fisher Scientific Inc. Annual Director Compensation.*

10.16
Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.17
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended for awards granted on or after November 9, 2006 (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.18
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).*

10.19
Summary of 2011 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed February 24, 2011 [File No. 1-8002] under the heading “Annual Cash Incentive Plans – Establishment of Criteria for 2011 Bonus” and incorporated in this document by reference).*

10.20
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.21
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [File No. 1-10920] and incorporated in this document by reference).*

10.22
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.23
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.24
Fisher Scientific International Inc. 2001 Equity and Incentive Plan, effective as of May 16, 2001 (filed as Annex I to Fisher Scientific International Inc.’s definitive proxy statement filed April 12, 2001 [File No. 1-10920] and incorporated in this document by reference).*

10.25
Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2001 Equity and Incentive Plan) (filed as Exhibit 10.1 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004 [File No. 1-10920] and incorporated in this document by reference).*

10.26
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005 (filed as Exhibit A to Fisher Scientific International Inc.’s definitive proxy statement filed April 4, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.27
Form of 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed June 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.28
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.29
Description of Amendments to certain Stock Option Plans made in February 2008 (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.30
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. Directors Stock Option Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.31
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.32
Amendment dated February 27, 2008 to Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.33
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2001 Equity Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.34
Form of Thermo Fisher Scientific Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans to directors of the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.35
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.36
Stock Option Agreement dated May 15, 2008 between the Registrant and Marc Casper (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.37
Form of Executive Change in Control Retention Agreement for Officers (for officers appointed after February 26, 2009) (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.38
Form of Thermo Fisher Scientific Inc.’s February 2009 Performance Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.39
Form of Thermo Fisher Scientific Inc.’s February 2009 Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.40
Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.41
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.42
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.43
Time-Based Restricted Stock Unit Agreement between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.44
Performance-Based Restricted Stock Unit Agreement between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.45
2009 Restatement of Executive Severance Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.46
Executive Change In Control Retention Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.47
Noncompetition Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.48
Amendment No. 1 to Executive Severance Policy, dated February 25, 2010 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.49
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February 25, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.50
Form of Thermo Fisher Scientific Inc.’s March 2010 Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.51
Form of Thermo Fisher Scientific Inc.’s March 2010 Performance Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.52
Amendment No. 2 to Executive Severance Policy, dated November 10, 2010 (filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.53
Amendment No. 2 to 2009 Restatement of Executive Severance Agreement, dated November 10, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.54
Amendment No. 1 to Executive Change In Control Retention Agreement, dated November 10, 2010, between Marc N. Casper and the Registrant (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.55
Amendment to 2008 Stock Incentive Plan dated November 10, 2010 (filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.56
Form of Thermo Fisher Scientific Inc.’s February 2011 Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 24, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.57
Form of Thermo Fisher Scientific Inc.’s February 2011 Stock Option Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.58
Stock Option Agreement, between Marc Casper and the Registrant, dated February 23, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 24, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.59
Form of Thermo Fisher Scientific Inc.’s February 2011 Restricted Stock Unit Agreement for Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.60
Revolving Credit Agreement, dated June 23, 2011, among the Registrant, Barclays Bank Plc and each lender from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 29, 2011 [File No. 1-8002] and incorporated in this document by reference).

18.1
Letter regarding change in date of company’s annual goodwill impairment assessment from PricewaterhouseCoopers, LLP dated February 29, 2012, to the Board of Directors of Thermo Fisher Scientific regarding the preferability of the change in timing.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011, and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009 and (vi) Notes to Consolidated Financial Statements.

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

Schedule II – Valuation and Qualifying Accounts	F-63

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of Thermo Fisher Scientific Inc.’s Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 29, 2012

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions)	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$1,016.3	$917.1
Short-term investments, at quoted market value (cost of $4.8 and $9.6)	4.3	8.9
Accounts receivable, less allowances of $67.4 and $39.2	1,814.1	1,473.8
Inventories	1,355.4	1,172.9
Deferred tax assets	159.7	181.3
Other current assets	472.1	381.0

	4,821.9	4,135.0

Property, Plant and Equipment, at Cost, Net	1,656.2	1,360.2

Acquisition-related Intangible Assets, net of Accumulated Amortization of $3,169.3 and $2,539.1	7,815.9	5,913.7

Other Assets	551.7	944.8

Goodwill	11,988.0	8,995.7

	$26,833.7	$21,349.4

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)

	December 31,	December 31,
(In millions except share amounts)	2011	2010

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$1,272.8	$105.8
Accounts payable	628.7	546.7
Accrued payroll and employee benefits	327.2	304.5
Deferred revenue	192.5	158.2
Other accrued expenses	691.9	594.6

	3,113.1	1,709.8

Deferred Income Taxes	2,230.9	1,626.1

Other Long-term Liabilities	696.4	621.2

Long-term Obligations	5,755.2	2,031.3

Commitments and Contingencies (Note 10)

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 406,416,940 and 401,779,152 shares issued	406.4	401.8
Capital in excess of par value	10,152.0	10,019.7
Retained earnings	6,716.3	5,386.4
Treasury stock at cost, 35,033,919 and 10,409,268 shares	(1,837.1)	(490.5)
Accumulated other comprehensive items	(399.5)	43.6

	15,038.1	15,361.0

	$26,833.7	$21,349.4

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2011	2010	2009

Revenues
Product revenues	$10,052.6	$9,141.2	$8,528.5
Service revenues	1,673.3	1,429.0	1,383.1

	11,725.9	10,570.2	9,911.6

Costs and Operating Expenses:
Cost of product revenues	5,871.5	5,393.5	5,156.3
Cost of service revenues	1,041.7	879.5	857.5
Selling, general and administrative expenses	3,126.5	2,746.0	2,592.7
Research and development expenses	340.6	284.8	243.8
Restructuring and other costs, net	100.4	60.4	59.2

	10,480.7	9,364.2	8,909.5

Operating Income	1,245.2	1,206.0	1,002.1
Other Expense, Net	(118.6)	(100.3)	(121.7)

Income from Continuing Operations Before Provision for Income Taxes	1,126.6	1,105.7	880.4
Provision for Income Taxes	(107.0)	(108.7)	(57.2)

Income from Continuing Operations	1,019.6	997.0	823.2
Income from Discontinued Operations (net of income tax provision of $3.6, $22.8 and $18.6)	5.5	36.1	28.1
Gain (Loss) on Disposal of Discontinued Operations, Net (net of income tax provision (benefit) of $190.3, $1.5 and $(0.6))	304.8	2.5	(1.0)

Net Income	$1,329.9	$1,035.6	$850.3

Earnings per Share from Continuing Operations
Basic	$2.68	$2.47	$2.00
Diluted	$2.65	$2.44	$1.95

Earnings per Share
Basic	$3.49	$2.57	$2.06
Diluted	$3.46	$2.53	$2.01

Weighted Average Shares
Basic	380.8	403.3	412.4
Diluted	384.8	409.4	422.8

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2011	2010	2009

Comprehensive Income
Net Income	$1,329.9	$1,035.6	$850.3

Other Comprehensive Items:
Currency translation adjustment	(340.8)	(27.2)	198.8
Unrealized gains on available-for-sale investments (net of tax provision of $1.1, $0.5 and $0.9)	3.6	1.0	2.2
Unrealized (losses) gains on hedging instruments (net of tax (benefit) provision of $(21.7), $0.1 and $0.1)	(35.4)	0.2	0.2
Pension and other postretirement benefit liability adjustments (net of tax benefit (provision) of $36.9, $9.7 and $(20.9))	(70.5)	(22.4)	36.6

	(443.1)	(48.4)	237.8

	$886.8	$987.2	$1,088.1

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2011	2010	2009

Operating Activities
Net Income	$1,329.9	$1,035.6	$850.3
Income from discontinued operations	(5.5)	(36.1)	(28.1)
(Gain) loss on disposal of discontinued operations	(304.8)	(2.5)	1.0

Income from continuing operations	1,019.6	997.0	823.2

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	863.5	746.0	762.9
Change in deferred income taxes	(123.1)	(267.6)	(243.0)
Non-cash stock-based compensation	80.2	81.8	67.0
Non-cash interest expense on convertible debt	1.4	9.1	22.5
Non-cash charges for sale of inventories revalued at the date of acquisition	69.5	11.4	3.7
Tax benefits from stock-based compensation awards	(16.9)	(12.8)	(2.6)
Other non-cash expenses, net	49.1	63.7	63.8
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(107.3)	(80.0)	124.7
Inventories	(32.5)	(27.7)	108.4
Other assets	(124.0)	(80.9)	(17.4)
Accounts payable	31.4	2.5	(45.2)
Other liabilities	(7.2)	34.3	(14.4)
Contributions to retirement plans	(25.3)	(24.4)	(41.1)

Net cash provided by continuing operations	1,678.4	1,452.4	1,612.5
Net cash provided by discontinued operations	12.6	45.4	46.7

Net cash provided by operating activities	1,691.0	1,497.8	1,659.2

Investing Activities
Acquisitions, net of cash acquired	(5,698.6)	(606.2)	(637.3)
Purchase of property, plant and equipment	(266.5)	(257.8)	(200.0)
Proceeds from sale of property, plant and equipment	8.2	10.2	13.4
Proceeds from sale of investments	19.5	9.0	1.2
Proceeds from sale of businesses, net of cash divested	13.8	—	4.4
Proceeds from derivative instruments related to Phadia acquisition	27.6	—	—
Other investing activities, net	(6.0)	(10.5)	(3.7)

Net cash used in continuing operations	(5,902.0)	(855.3)	(822.0)
Net cash provided by (used in) discounted operations	759.8	(3.6)	(7.5)

Net cash used in investing activities	$(5,142.2)	$(858.9)	$(829.5)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2011	2010	2009

Financing Activities
Net proceeds from issuance of long-term debt	$4,254.1	$741.4	$748.2
Increase in commercial paper, net	899.3	—	—
Settlement of convertible debt	(452.0)	(600.8)	(615.5)
Redemption and repayment of long-term obligations	(1.4)	(505.4)	(311.5)
Purchases of company common stock	(1,337.5)	(1,012.5)	(414.6)
Net proceeds from issuance of company common stock	158.1	77.3	54.4
Tax benefits from stock-based compensation awards	16.9	12.8	2.6
Increase (decrease) in short-term notes payable	9.2	(7.9)	(21.1)
Other financing activities, net	3.9	—	—

Net cash provided by (used in) financing activities	3,550.6	(1,295.1)	(557.5)

Exchange Rate Effect on Cash	(0.2)	9.2	11.4

Increase (Decrease) in Cash and Cash Equivalents	99.2	(647.0)	283.6
Cash and Cash Equivalents at Beginning of Period	917.1	1,564.1	1,280.5

Cash and Cash Equivalents at End of Period	$1,016.3	$917.1	$1,564.1

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2008	421.8	$421.8	$11,301.3	$3,500.5	3.8	$(151.3)	$(145.8)	$14,926.5

Issuance of shares under employees' and directors' stock plans	2.1	2.1	63.4	—	0.3	(10.6)	—	54.9
Settlement of convertible debt	—	—	(312.8)	—	—	—	—	(312.8)
Stock-based compensation	—	—	68.1	—	—	—	—	68.1
Tax benefit related to employees' and directors' stock plans	—	—	(1.6)	—	—	—	—	(1.6)
Purchases of company common stock	—	—	—	—	10.5	(414.6)	—	(414.6)
Net income	—	—	—	850.3	—	—	—	850.3
Other comprehensive items	—	—	—	—	—	—	237.8	237.8
Reclassification from temporary equity	—	—	22.3	—	—	—	—	22.3

Balance at December 31, 2009	423.9	$423.9	$11,140.7	$4,350.8	14.6	$(576.5)	$92.0	$15,430.9

Retirement of treasury shares	(25.0)	(25.0)	(1,081.3)	—	(25.0)	1,106.3	—	—
Issuance of shares under employees' and directors' stock plans	2.9	2.9	80.5	—	0.1	(7.8)	—	75.6
Settlement of convertible debt	—	—	(216.1)	—	—	—	—	(216.1)
Stock-based compensation	—	—	83.1	—	—	—	—	83.1
Tax benefit related to employees' and directors' stock plans	—	—	10.9	—	—	—	—	10.9
Purchases of company common stock	—	—	—	—	20.7	(1,012.5)	—	(1,012.5)
Net income	—	—	—	1,035.6	—	—	—	1,035.6
Other comprehensive items	—	—	—	—	—	—	(48.4)	(48.4)
Reclassification from temporary equity	—	—	1.9	—	—	—	—	1.9

Balance at December 31, 2010	401.8	$401.8	$10,019.7	$5,386.4	10.4	$(490.5)	$43.6	$15,361.0

Issuance of shares under employees' and directors' stock plans	4.6	4.6	160.3	—	0.1	(9.1)	—	155.8
Settlement of convertible debt	—	—	(122.8)	—	—	—	—	(122.8)
Stock-based compensation	—	—	80.2	—	—	—	—	80.2
Tax benefit related to employees' and directors' stock plans	—	—	14.6	—	—	—	—	14.6
Purchases of company common stock	—	—	—	—	24.5	(1,337.5)	—	(1,337.5)
Net income	—	—	—	1,329.9	—	—	—	1,329.9
Other comprehensive items	—	—	—	—	—	—	(443.1)	(443.1)

Balance at December 31, 2011	406.4	$406.4	$10,152.0	$6,716.3	35.0	$(1,837.1)	$(399.5)	$15,038.1

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Thermo Fisher Scientific Inc. (the company) enables customers to make the world healthier, cleaner and safer by providing analytical instruments, equipment, reagents and consumables, software and services for research, manufacturing, analysis, discovery and diagnostics. Markets served include pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental and industrial process control settings.

Principles of Consolidation

The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Discontinued Operations

The results of two businesses have been classified and presented as discontinued operations in the accompanying financial statements (Note 15). Prior period results have been adjusted to conform to this presentation. The discontinued operations have been excluded from the following notes unless they were material. In such instances, the amounts related to the discontinued operations have been separately disclosed.

Business Segments

Beginning in the third quarter of 2011, the company’s continuing operations fall into three business segments (Note 3): Analytical Technologies; Specialty Diagnostics; and Laboratory Products and Services. Prior period segment results have been adjusted to conform to this presentation.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2011 balance sheet will be recognized within one year.

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

	Year Ended
	December 31,	December 31,
(In millions)	2011	2010

Beginning Balance	$41.7	$45.2
Provision charged to income	54.4	40.8
Usage	(55.1)	(42.7)
Acquisitions	3.0	0.2
Adjustments to previously provided warranties, net	(1.2)	(1.5)
Other, net	(0.6)	(0.3)

Ending Balance	$42.2	$41.7

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investments

The company’s marketable equity and debt securities that are part of its cash management activities are considered short-term investments in the accompanying balance sheet. Such securities principally represent available-for-sale investments. In addition, the company owns marketable equity securities that represent less than 20% ownership and for which the company does not have the ability to exert significant influence. Such investments are also considered available-for-sale. All available-for-sale securities are carried at fair market value, with the difference between cost and fair market value, net of related tax effects, recorded in the “Accumulated other comprehensive items” component of shareholders’ equity (Notes 11 and 12). Decreases in fair market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment, and the company assesses the need to write down the carrying amount of the investments to fair market value through other expense, net, in the accompanying statement of income. Should a decrease in the fair market value of debt securities be deemed attributable to non-credit loss conditions, however, no impairment is recorded in the statement of income if the company has the ability and intent to hold the investment to maturity.

Other investments for which there are not readily determinable market values are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2011 and 2010, the company had cost method investments with carrying amounts of $11.9 million and $10.6 million, respectively, which are included in other assets.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	December 31,
(In millions)	2011	2010

Raw Materials	$348.5	$309.2
Work in Process	140.6	108.4
Finished Goods	866.3	755.3

	$1,355.4	$1,172.9

The value of inventories maintained using the LIFO method was $181.5 million and $170.7 million at December 31, 2011 and 2010, respectively, which was below estimated replacement cost by $22.5 million and $18.9 million, respectively. The company recorded a reduction in cost of revenues as a result of the liquidation of LIFO inventories of $0.2 million, $0.9 million and $0.2 million in 2011, 2010 and 2009, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 25 to 40 years; machinery and equipment (including software), 3 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the accompanying statement of income. Property, plant and equipment consists of the following:

	December 31,	December 31,
(In millions)	2011	2010

Land	$185.5	$142.9
Buildings and Improvements	775.9	667.4
Machinery, Equipment and Leasehold Improvements	1,677.4	1,388.9

	2,638.8	2,199.2
Less: Accumulated Depreciation and Amortization	982.6	839.0

	$1,656.2	$1,360.2

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $215.6 million, $191.3 million and $183.0 million in 2011, 2010 and 2009, respectively.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2011			December 31, 2010
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Continuing Operations:
Definite Lives:
Customer relationships	$6,572.6	$(2,146.5)	$4,426.1	$5,215.8	$(1,741.3)	$3,474.5
Product technology	2,268.5	(726.7)	1,541.8	1,266.7	(546.1)	720.6
Tradenames	763.0	(264.9)	498.1	605.3	(221.6)	383.7
Patents	19.5	(18.5)	1.0	19.7	(17.9)	1.8
Other	13.6	(12.7)	0.9	14.0	(12.2)	1.8

	9,637.2	(3,169.3)	6,467.9	7,121.5	(2,539.1)	4,582.4

Indefinite Lives:
Tradenames	1,326.9	—	1,326.9	1,326.9	—	1,326.9
In-process research and development	21.1	—	21.1	4.4	—	4.4

	1,348.0	—	1,348.0	1,331.3	—	1,331.3

	$10,985.2	$(3,169.3)	$7,815.9	$8,452.8	$(2,539.1)	$5,913.7

Discontinued Operations:
Definite Lives:
Customer relationships				$70.7	$(25.4)	$45.3
Product technology				55.9	(24.1)	31.8
Tradenames				70.9	(20.6)	50.3

				$197.5	$(70.1)	$127.4

Acquisition-related intangible assets of the discontinued operations are included in other assets on the accompanying balance sheet. The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2012	$735.5
2013	722.3
2014	685.8
2015	666.3
2016	632.9
2017 and thereafter	3,025.1

$6,467.9

Amortization of acquisition-related intangible assets in continuing operations was $647.9 million, $554.7 million and $579.9 million in 2011, 2010 and 2009, respectively and for discontinued operations was $4.2 million, $17.0 million and $17.1 million in 2011, 2010 and 2009, respectively.

Other Assets

Other assets in the accompanying balance sheet include deferred tax assets, insurance recovery receivables related to product liability matters, notes receivable, cash surrender value of life insurance, deferred debt expense, capitalized catalog costs, cost-method investments, investments in joint ventures, other assets and in 2010, non-current assets of discontinued operations and fair value adjustments related to interest rate swap agreements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company owns 49% - 50% interests in two joint ventures and records its pro rata share of the joint ventures’ results in other expense, net, in the accompanying statement of income, using the equity method of accounting. The joint ventures were formed to combine the company’s capabilities with those of businesses contributed by the respective joint venture partners in the fields of integrated response technology services and disposable laboratory glass products. The results of the joint ventures were not material for any period presented. The company made purchases of products for resale from the glass products joint venture totaling $45.1 million, $44.0 million and $45.1 million in 2011, 2010 and 2009, respectively.

Goodwill

The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. When an impairment is indicated, any excess of carrying value over the implied fair value of goodwill is recorded as an operating loss. In 2011, the company moved forward its annual test for goodwill impairment to the end of its tenth fiscal month. This date will also be used for testing in future years in an effort to complete the work earlier than testing at year-end permits. The company completed annual tests for impairment at November 4, 2011 and December 31, 2010, and determined that goodwill was not impaired.

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Total

Balance at December 31, 2009	$1,572.3	$2,181.1	$4,953.6	$8,707.0
Acquisitions	278.6	21.3	13.9	313.8
Tax benefit from Fisher equity awards	(0.9)	(5.2)	(15.8)	(21.9)
Currency translation	(0.1)	(6.4)	2.0	(4.5)
Other	(0.4)	2.1	(0.4)	1.3

Balance at December 31, 2010	1,849.5	2,192.9	4,953.3	8,995.7
Acquisitions	1,316.9	1,828.8	18.4	3,164.1
Finalization of purchase price allocations for 2010 acquisitions	(4.4)	—	5.0	0.6
Tax benefit from Fisher equity awards	(0.1)	(0.9)	(2.7)	(3.7)
Sale of businesses	(0.1)	—	(9.9)	(10.0)
Currency translation	(7.7)	(150.1)	(1.9)	(159.7)
Other	(0.5)	(0.1)	1.6	1.0

Balance at December 31, 2011	$3,153.6	$3,870.6	$4,963.8	$11,988.0

Goodwill of the discontinued operations of $274.9 million at December 31, 2010, is included in other assets in the accompanying balance sheet.

Asset Retirement Obligations

The company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as interest expense. At December 31, 2011 and 2010, the company had recorded asset retirement obligations of $23.9 million and $22.5 million, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising

The company records advertising costs as expenses as incurred, except for certain direct-response advertising, which is capitalized and amortized on a straight-line basis over its expected period of future benefit, generally one to three years. The company has capitalized advertising costs of $5.7 million and $3.7 million at December 31, 2011 and 2010, respectively, included in other assets in the accompanying balance sheet. Direct-response advertising consists of external catalog production and mailing costs, and amortization begins on the date the catalogs are first mailed. Advertising expense, which includes amortization of capitalized direct-response advertising, as described above, was $29.6 million, $27.2 million and $31.1 million in 2011, 2010 and 2009, respectively. Included in advertising expense was catalog amortization of $7.2 million, $6.8 million and $11.1 million for 2011, 2010 and 2009, respectively.

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

Derivative Contracts

The company is exposed to certain risks relating to its ongoing business operations including changes to interest rates, currency exchange rates and commodity prices. The company uses derivative instruments primarily to manage currency exchange and interest rate risks. The company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedges are recorded at fair value through earnings.

The company uses short-term forward and option currency-exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in euro, British pounds sterling, Chinese yuan, Australian dollars and Japanese yen. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management. As of December 31, 2011, the company had no outstanding foreign exchange contracts that were hedging anticipated purchases or sales.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2011, the company had no outstanding derivative contracts that were accounted for as cash flow hedges.

Fair value hedges. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. During 2009, 2010 and 2011, in connection with new debt issuances, the company entered into interest rate swap arrangements. The company includes the gain or loss on the hedged items (fixed-rate debt) in the same line item (interest expense) as the offsetting loss or gain on the related interest rate swaps. All of the company’s interest rate swap arrangements were terminated in 2011 (Note 9).

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

Recent Accounting Pronouncements

In December 2011, the FASB issued new guidance which requires enhanced disclosures on offsetting amounts within the balance sheet, including disclosing gross and net information about instruments and transactions eligible for offset or subject to a master netting or similar agreement. The guidance is effective for the company beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, will not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued revised guidance requiring entities to provide additional qualitative and quantitative disclosures about an employer’s participation and financial obligations in a multiemployer pension plan. The new rule is intended to increase transparency about an employer’s participation in a multiemployer pension plan. The new guidance was effective in 2011. Adoption of this standard did not have an impact on the company’s results of operations or financial position.

In September 2011, the FASB modified existing rules to allow entities to use a qualitative approach to test goodwill for impairment. The revised guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance will be effective for the company on January 1, 2012. Adoption of this standard will not have an impact on the company’s results of operations or financial position.

In June 2011, the FASB issued new guidance pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance will be effective for the company on January 1, 2012 and will not have an impact on the company’s results of operations or financial position.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 2.          Acquisitions and Dispositions

2011 Acquisitions

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

In addition, in 2011, the Laboratory Products and Services segment acquired a U.S.-based manufacturer of clinical and diagnostic assays and platforms for rapid and sensitive protein biomarker analysis; a U.S.-based manufacturer of laboratory workstations and fume hoods; a U.K.-based provider of single-use plastic products serving the microbiology, life sciences and clinical markets and certain operating assets of a Singapore-based distributor of laboratory equipment and consumables. The Specialty Diagnostics segment also acquired a provider of microbiology solutions, including blood culture identification and antibiotic susceptibility testing products with operations in both the U.S. and U.K. The aggregate consideration paid for these acquisitions was $105 million, net of cash acquired.

The company made contingent purchase price and post closing adjustment payments totaling $35 million in 2011, for acquisitions completed prior to 2011. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

2010 Acquisitions

In February 2010, the Analytical Technologies segment acquired Ahura Scientific, Inc., a U.S.-based provider of handheld spectroscopy instruments that are used worldwide in the identification of chemicals for safety, security and pharmaceutical applications, for $147 million, net of cash acquired, plus up to $25 million of additional contingent consideration based upon the achievement of specified operating results in 2010, of which the company recorded $20 million as the fair value at the acquisition date and an additional $5 million as a charge to selling, general and administrative expense in December 2010. The $25 million was paid in early 2011. The acquisition expands the segment’s portfolio of portable analytical devices. Revenues of Ahura Scientific totaled $45 million in 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $110 million was allocated to goodwill, none of which is tax deductible.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2010, the Analytical Technologies segment acquired Finnzymes, a Finland-based provider of integrated tools for molecular biology analysis, including reagents, instruments, consumables and kits, for $58 million, net of cash acquired. The acquisition expands the company’s portfolio of reagents and other consumables for the molecular biology research and diagnostics markets. Finnzymes reported revenues of $20 million in 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $25 million was allocated to goodwill, none of which is tax deductible.

In July 2010, the Analytical Technologies segment acquired Fermentas International Inc., a manufacturer and global distributor of enzymes, reagents and kits for molecular and cellular biology research, with principal operations in Lithuania, for $260 million, net of cash acquired. The acquisition expands the company’s ability to provide complete workflows for genomics research. Fermentas reported revenues of approximately $55 million in 2009. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $117 million was allocated to goodwill, none of which is tax deductible.

In addition, in 2010, the Analytical Technologies segment acquired a developer of tunable diode-based spectroscopy systems; a provider of liquid chromatography and software solutions for proteomics analysis; a developer and manufacturer of miniature handheld near-infrared analyzers; a developer and manufacturer of low-frequency microwave moisture analyzers; a life sciences custom media developer; a developer and manufacturer of laboratory water purification systems, and an India-based distributor of scientific bulk elemental and other products. The Laboratory Products and Services segment acquired an Australian-based provider of laboratory chemicals, consumables and instruments. The aggregate consideration for these acquisitions was $146 million plus $3 million of contingent consideration, paid primarily in 2011.

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

In October 2009, the Analytical Technologies segment acquired B.R.A.H.M.S. AG, a leading provider of specialty diagnostic tests, as well as intensive care treatments and prenatal screening, for 331 million euro (approximately $482 million including the assumption of $32 million of debt). The acquisition of B.R.A.H.M.S. increased the breadth of the company’s specialty diagnostics portfolio and provided a significant reagent manufacturing center in Europe. B.R.A.H.M.S. reported revenues in 2008 of 75 million euro. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $183 million was allocated to goodwill, none of which is tax deductible.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs are recorded in selling, general and administrative expenses. The net assets acquired have been recorded based on estimates of fair value and, for acquisitions completed within the past year, are subject to adjustment upon finalization of the valuation process. The company is not aware of any information that indicates the final valuations will differ materially from the preliminary estimates.

The components of the purchase price and net assets acquired for 2011 acquisitions are as follows:

(In millions)	Phadia	Dionex	Other	Total

Purchase Price
Cash paid	$3,655.2	$2,140.8	$106.2	$5,902.2
Debt assumed	0.3	3.2	—	3.5
Purchase price payable	—	—	0.4	0.4
Fair value of contingent consideration	—	—	1.4	1.4
Cash acquired	(117.2)	(114.9)	(1.1)	(233.2)

	$3,538.3	$2,029.1	$106.9	$5,674.3

Net Assets Acquired
Current assets	$323.5	$227.8	$34.6	$585.9
Property, plant and equipment	150.2	84.4	33.8	268.4
Intangible assets:
Customer relationships	956.8	495.3	17.6	1,469.7
Product technology	696.3	350.2	20.0	1,066.5
In-process research and development	—	18.3	—	18.3
Tradenames and other	132.6	35.7	3.6	171.9
Goodwill	1,817.3	1,316.9	29.9	3,164.1
Other assets	67.9	4.1	1.1	73.1
Liabilities assumed	(606.3)	(503.6)	(33.7)	(1,143.6)

	$3,538.3	$2,029.1	$106.9	$5,674.3

The weighted-average amortization periods for intangible assets acquired in 2011 are 14 years for customer relationships, 11 years for product technology and 14 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 13 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the purchase price and net assets acquired for 2010 acquisitions, as revised in 2011 for finalization of the valuation process are as follows:

(In millions)	Ahura Scientific	Finnzymes	Fermentas	Other	Total

Purchase Price
Cash paid	$164.0	$59.0	$278.7	$150.6	$652.3
Debt assumed	0.6	—	3.6	1.1	5.3
Fair value of contingent consideration	19.6	—	—	3.9	23.5
Cash acquired	(17.8)	(0.7)	(21.9)	(5.4)	(45.8)

	$166.4	$58.3	$260.4	$150.2	$635.3

Net Assets Acquired
Current assets	$22.3	$6.1	$23.3	$29.4	$81.1
Property, plant and equipment	3.3	3.4	9.6	4.1	20.4
Intangible assets:
Customer relationships	46.1	16.1	67.9	40.6	170.7
Product technology	30.4	18.6	73.5	24.8	147.3
In-process research and development	—	—	—	4.4	4.4
Tradenames and other	0.4	0.1	5.3	4.4	10.2
Goodwill	109.9	24.8	117.2	62.5	314.4
Other assets	0.1	2.0	3.0	9.0	14.1
Liabilities assumed	(46.1)	(12.8)	(39.4)	(29.0)	(127.3)

	$166.4	$58.3	$260.4	$150.2	$635.3

The weighted-average amortization periods for intangible assets acquired in 2010 are 10 years for customer relationships, 9 years for product technology and 10 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 9 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the purchase price and net assets acquired for 2009 acquisitions, as revised in 2010 for finalization of the valuation process are as follows:

(In millions)	Biolab	B.R.A.H.M.S.	Other	Total

Purchase Price
Cash paid	$132.9	$454.1	$35.9	$622.9
Debt assumed	—	32.3	0.9	33.2
Fair value of contingent consideration	—	—	0.6	0.6
Cash acquired	(1.3)	(4.8)	(0.2)	(6.3)
Other	—	—	0.9	0.9

	$131.6	$481.6	$38.1	$651.3

Net Assets Acquired
Current assets	$38.2	$47.4	$6.5	$92.1
Property, plant and equipment	3.3	32.9	0.8	37.0
Intangible assets:
Customer relationships	51.4	203.8	6.7	261.9
Product technology	0.9	135.2	6.9	143.0
Tradenames and other	1.3	9.4	0.2	10.9
Goodwill	62.3	183.4	24.0	269.7
Other assets	—	3.5	—	3.5
Liabilities assumed	(25.8)	(134.0)	(7.0)	(166.8)

	$131.6	$481.6	$38.1	$651.3

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

Had the acquisitions of Phadia and Dionex been completed as of the beginning of 2010, the company’s pro forma results for 2011 and 2010 would have been as follows:

(In millions except per share amounts)	2011	2010

Revenues	$12,278.2	$11,479.3

Income from Continuing Operations	$1,130.3	$816.1

Net Income	$1,440.5	$854.7

Earnings per Share from Continuing Operations:
Basic	$2.97	$2.02
Diluted	$2.94	$1.99

Earnings per Share:
Basic	$3.78	$2.12
Diluted	$3.74	$2.09

Pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the business combinations:

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Pre-tax reduction in revenue of $13.1 million in 2010 and $1.1 million in 2011, due to the impact of revaluing Dionex deferred revenue obligations to fair value.

•	Pre-tax charge to cost of revenues of $89.6 million in 2010, for the sale of Phadia and Dionex inventories revalued at the date of acquisition.

•	Pre-tax charge of $21.2 million in 2010, relating to monetizing equity awards held by Dionex employees at the date of acquisition.

•	Pre-tax charge of $80.7 million in 2010, for acquisition-related transaction costs incurred by both the company and the acquirees.

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

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena) for $740 million in cash and its Lancaster Laboratories business (Lancaster) for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. The sale of these businesses resulted in an after-tax gain of approximately $304 million or $0.79 per diluted share. Athena provides diagnostic testing for neurological and other diseases, with an emphasis on gene-based tests. Lancaster is a contract-testing laboratory that provides analytical laboratory services. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented. Operating results and balance sheet data of the discontinued operations were as follows:

(In millions)	2011	2010	2009

Revenues	$54.3	$226.2	$205.3
Pre-tax Income	9.1	58.9	46.6

December 31,
2010

Other Current Assets	$64.8
Other Assets	451.0
Other Accrued Expenses	17.6
Other Long-term Liabilities	58.4

The company sold four small business units in 2009 and recorded gains aggregating $0.6 million, included in restructuring and other costs, net, in the accompanying statement of income. The net cash proceeds were $4.4 million. Operating results of the businesses were not material.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.         Business Segment and Geographical Information

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

The company’s continuing operations fall into three business segments as follows:

Analytical Technologies: provides a broad offering of instruments, reagents, consumables, software and services that are used for a range of applications in the laboratory, on the production line and in the field. These products are used by customers in all four of the company’s key end markets: healthcare and diagnostics; pharmaceutical and biotechnology; academic and government; and industrial and applied.

Specialty Diagnostics: provides a wide range of diagnostic test kits, reagents, culture media, instruments and associated products used to increase the speed and accuracy of diagnoses. These products are used by customers in healthcare, clinical, pharmaceutical, industrial and food safety laboratories.

Laboratory Products and Services: provides virtually everything needed for the laboratory, including a combination of self-manufactured and sourced products and an extensive service offering. These products and services are used by customers in pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Segment Information

(In millions)	2011	2010	2009

Revenues
Analytical Technologies	$3,845.4	$3,238.2	$2,918.8
Specialty Diagnostics	2,465.8	2,149.0	2,150.4
Laboratory Products and Services	5,935.4	5,650.9	5,244.5
Eliminations	(520.7)	(467.9)	(402.1)

Consolidated revenues	11,725.9	10,570.2	9,911.6

Segment Income
Analytical Technologies (a)	720.0	550.1	456.9
Specialty Diagnostics (a)	597.0	487.9	457.7
Laboratory Products and Services (a)	810.8	802.1	734.8

Subtotal reportable segments (a)	2,127.8	1,840.1	1,649.4

Cost of revenues charges	(72.8)	(16.0)	(6.7)
Selling, general and administrative charges, net	(61.5)	(3.0)	(1.5)
Restructuring and other costs, net	(100.4)	(60.4)	(59.2)
Amortization of acquisition-related intangible assets	(647.9)	(554.7)	(579.9)

Consolidated operating income	1,245.2	1,206.0	1,002.1
Other expense, net (b)	(118.6)	(100.3)	(121.7)

Income from continuing operations before provision for income taxes	$1,126.6	$1,105.7	$880.4

Depreciation
Analytical Technologies	$61.0	$54.6	$54.1
Specialty Diagnostics	50.0	37.3	33.5
Laboratory Products and Services	104.6	99.4	95.4

Consolidated depreciation	$215.6	$191.3	$183.0

(a)  Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and
      amortization of acquisition-related intangibles.
(b) The company does not allocate other expense, net to its segments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2011	2010	2009

Total Assets
Analytical Technologies	$6,262.8	$4,266.4	$3,731.5
Specialty Diagnostics	8,317.9	4,575.9	4,827.3
Laboratory Products and Services	10,843.1	10,886.5	10,891.7
Corporate/Other (c)	1,409.9	1,620.6	2,174.5

Consolidated total assets	$26,833.7	$21,349.4	$21,625.0

Capital Expenditures
Analytical Technologies	$71.3	$45.6	$36.6
Specialty Diagnostics	63.2	51.0	47.2
Laboratory Products and Services	119.5	135.6	84.3
Corporate/Other	12.5	25.6	31.9

Consolidated capital expenditures	$266.5	$257.8	$200.0

(c)  Corporate assets consist primarily of cash and cash equivalents, short-term investments, property and equipment at the company's corporate offices and assets of the discontinued operations.

Geographical Information

(In millions)	2011	2010	2009

Revenues (d)
United States	$6,175.4	$5,948.8	$5,686.8
Germany	698.3	592.9	541.3
China	560.3	405.7	353.2
United Kingdom	472.4	409.6	418.6
Other	3,819.5	3,213.2	2,911.7

	$11,725.9	$10,570.2	$9,911.6

Long-lived Assets (e)
United States	$842.8	$748.8	$707.0
Germany	158.6	121.7	127.9
United Kingdom	209.2	170.4	158.2
Other	445.6	319.3	292.8

	$1,656.2	$1,360.2	$1,285.9

(d)  Revenues are attributed to countries based on customer location.
(e)  Includes property, plant and equipment, net.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.          Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

(In millions)	2011	2010	2009

Interest Income	$26.9	$12.5	$16.1
Interest Expense	(175.3)	(84.7)	(118.0)
Other Items, Net	29.8	(28.1)	(19.8)

	$(118.6)	$(100.3)	$(121.7)

Other Items, Net

In 2011, other items, net includes $28 million of gains on currency exchange contracts associated with the acquisition of Phadia and an $18 million gain on the sale of an equity investment accounted for under the cost method, offset in part by $10 million of fees associated with a short-term financing commitment to fund the Phadia acquisition.

During 2010, the company redeemed all of its outstanding 6 1/8% Senior Subordinated Notes due 2015. The company recorded a loss on the early extinguishment of debt of $17 million, principally as a result of this redemption. The company recorded $8 million of fees associated with short-term financing commitments for the purchase of Dionex (Note 2).

During 2009, the company redeemed all of its outstanding 6.75% Senior Subordinated Notes due 2014 and settled a tender offer for its 2.50% Convertible Senior Notes due 2023. As a result of these transactions, the company recorded a loss on the early extinguishment of debt of $15 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.          Stock-based Compensation Plans

The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock, stock options or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or for certain non-officer grants, by the company’s employee equity committee, which consists of its chief executive officer. Options granted under these plans generally vest over 3-5 years with terms of 7-10 years, assuming continued employment with certain exceptions. The company’s practice is to grant options at fair market value. The company generally issues new shares of its common stock to satisfy option exercises. Grants of stock options and restricted stock on or after November 9, 2006, provide that in the event of both a change in control of the company and a qualifying termination of an option holder’s employment, all options and service-based restricted stock awards held by the recipient become immediately vested (unless an employment or other agreement with the employee provides for different treatment).

Compensation cost is based on the grant-date fair value and is recognized ratably over the requisite vesting period or to the retirement date for retirement eligible employees, if earlier.

The components of pre-tax stock-based compensation expense are as follows:

(In millions)	2011	2010	2009

Stock Option Awards	$49.4	$48.7	$41.6
Restricted Share/Unit Awards	30.8	33.1	25.4

Total Stock-based Compensation Expense	$80.2	$81.8	$67.0

    Stock-based compensation expense is included in the accompanying statement of income as follows:

(In millions)	2011	2010	2009

Cost of Revenues	$5.7	$5.9	$6.1
Selling, General and Administrative Expenses	72.6	74.1	58.8
Research and Development Expenses	1.9	1.8	2.1

Total Stock-based Compensation Expense	$80.2	$81.8	$67.0

The company has elected to recognize any excess income tax benefits from stock option exercises in capital in excess of par value only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Tax benefits recognized in capital in excess of par value on the accompanying balance sheet were $14.6 million and $10.9 million, respectively, in 2011 and 2010. A tax charge of $1.6 million was recorded in capital in excess of par value in 2009 for the excess of deferred tax asset over actual tax benefits realized at option exercise.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2011	2010	2009

Expected Stock Price Volatility	33%	32%	31%
Risk Free Interest Rate	1.7%	2.0%	2.2%
Expected Life of Options (years)	4.1	4.1	3.8
Expected Annual Dividend	$—	$—	$—

The weighted average per share grant-date fair values of options granted during 2011, 2010 and 2009 were $15.79, $14.12 and $10.41, respectively. The total intrinsic value of options exercised during the same periods was $85.3 million, $48.1 million and $20.7 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

A summary of option activity as of December 31, 2011 and changes during the three years then ended is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2008	16.1	$40.72
Granted	7.3	37.45
Exercised	(1.7)	31.77
Canceled / Expired	(1.8)	50.43

Outstanding at December 31, 2009	19.9	39.39
Granted	4.3	49.61
Exercised	(2.4)	31.96
Canceled / Expired	(0.8)	44.55

Outstanding at December 31, 2010	21.0	42.15
Granted	3.7	54.74
Exercised	(4.1)	38.46
Canceled / Expired	(1.0)	48.11

Outstanding at December 31, 2011	19.6	45.00	4.1

Vested and Unvested Expected to Vest at December 31, 2011	19.1	44.80	4.1	$78.4

Exercisable at December 31, 2011	10.8	41.77	2.9	$63.4

(a)  Market price per share on December 31, 2011 was $44.97. The intrinsic value is zero for options with exercise prices above the market price.

As of December 31, 2011, there was $81 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2015 with a weighted average amortization period of 2.7 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the status of the company’s restricted shares/units as of December 31, 2011 and changes during the three years then ended are presented below:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2008	795	$47.80
Granted	1,475	39.76
Vested	(436)	46.34
Forfeited	(163)	43.59

Unvested at December 31, 2009	1,671	41.99
Granted	704	49.43
Vested	(499)	42.00
Forfeited	(92)	39.56

Unvested at December 31, 2010	1,784	45.05
Granted	572	54.96
Vested	(504)	42.14
Forfeited	(104)	48.03

Unvested at December 31, 2011	1,748	48.96

At December 31, 2011, the vesting of 488,500 unvested restricted units is contingent upon the company’s future stock price performance exceeding that of a specified index. The total fair value of shares vested during 2011, 2010 and 2009 was $21.2 million, $21.0 million and $20.2 million, respectively.

As of December 31, 2011, there was $40 million of total unrecognized compensation cost related to unvested restricted share/unit awards. The cost is expected to be recognized through 2015 with a weighted average amortization period of 2.0 years.

Employee Stock Purchase Plans

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. The company issued 139,000, 127,000 and 139,000 shares, respectively, of its common stock for the 2011, 2010 and 2009 plan years, which ended on December 31.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.          Pension and Other Postretirement Benefit Plans

401(k) Savings Plan and Other Defined Contribution Plans

The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2011, 2010 and 2009, the company charged to expense $80.7 million, $59.2 million and $60.8 million, respectively, related to its defined contribution plans.

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

When a company with a pension plan is acquired, any excess of projected benefit obligation over the plan assets is recognized as a liability and any excess of plan assets over the projected benefit obligation is recognized as an asset. The recognition of a new liability or a new asset results in the elimination of (a) previously existing unrecognized net gain or loss and (b) unrecognized prior service cost.

The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2011, 2010 and 2009, the company made contributions of approximately $25.3 million, $24.4 million and $41.1 million, respectively. Contributions are estimated at between $20 and $30 million for 2012.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2011	2010	2011	2010

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$413.6	$395.2	$656.3	$608.3
Business combinations	—	—	8.3	4.3
Service costs	—	0.3	13.7	11.4
Interest costs	21.3	21.1	32.1	30.7
Curtailment	—	—	(2.7)	(5.9)
Plan participants' contributions	—	—	3.5	3.3
Actuarial losses	37.9	16.7	26.0	38.8
Benefits paid	(20.6)	(19.7)	(21.3)	(24.1)
Currency translation and other	—	—	(6.7)	(10.5)

Benefit Obligation at End of Year	$452.2	$413.6	$709.2	$656.3

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$362.5	$347.1	$510.5	$475.0
Business combinations	—	—	2.6	1.3
Actual return on plan assets	2.4	34.7	11.1	45.5
Employer contribution	—	0.4	23.5	21.5
Plan participants' contributions	—	—	3.5	3.3
Benefits paid	(20.6)	(19.7)	(21.3)	(24.1)
Currency translation and other	—	—	(5.7)	(12.0)

Fair Value of Plan Assets at End of Year	$344.3	$362.5	$524.2	$510.5

Funded Status	$(107.9)	$(51.1)	$(185.0)	$(145.8)

Accumulated Benefit Obligation	$452.2	$413.6	$663.0	$625.4

Amounts Recognized in Balance Sheet
Non-current asset	$—	$—	$0.8	$2.3
Current liability	—	—	(4.1)	(3.6)
Non-current liability	(107.9)	(51.1)	(181.7)	(144.5)

Net amount recognized	$(107.9)	$(51.1)	$(185.0)	$(145.8)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$172.6	$109.3	$81.2	$42.0
Prior service credits	—	—	(0.6)	(0.5)

Net amount recognized	$172.6	$109.3	$80.6	$41.5

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of December 31, 2011 and 2010 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2011	2010	2011	2010

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	4.50%	5.25%	4.37%	4.77%
Average rate of increase in employee compensation	4.00%	4.00%	3.08%	3.34%

The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2011	2010	2009	2011	2010	2009

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	5.25%	5.50%	5.25%	4.77%	5.37%	5.43%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	3.35%	3.24%	3.29%
Expected long-term rate of return on assets	7.75%	7.75%	7.75%	5.32%	5.59%	5.67%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	SERP Benefits		Postretirement Benefits
(In millions)	2011	2010	2011	2010

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$12.4	$11.6	$34.9	$32.2
Service costs	—	—	0.6	0.4
Interest costs	0.6	0.6	1.9	1.8
Plan participants' contributions	—	—	1.4	1.4
Actuarial losses	1.4	0.6	3.2	2.2
Benefits paid	(0.5)	(0.4)	(2.7)	(3.5)
Currency translation and other	—	—	(0.4)	0.4

Benefit Obligation at End of Year	$13.9	$12.4	$38.9	$34.9

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$—	$—	$—	$—
Employer contribution	0.5	0.4	1.3	2.1
Plan participants' contributions	—	—	1.4	1.4
Benefits paid	(0.5)	(0.4)	(2.7)	(3.5)

Fair Value of Plan Assets at End of Year	$—	$—	$—	$—

Funded Status	$(13.9)	$(12.4)	$(38.9)	$(34.9)

Accumulated Benefit Obligation	$13.9	$12.4

Amounts Recognized in Balance Sheet
Current liability	$(0.5)	$(0.5)	$(2.2)	$(2.1)
Non-current liability	(13.4)	(11.9)	(36.7)	(32.8)

Net amount recognized	$(13.9)	$(12.4)	$(38.9)	$(34.9)

Amounts Recognized in Accumulated Other Comprehensive Loss (Income)
Net actuarial loss (gain)	$1.8	$0.4	$3.1	$(0.5)
Prior service credits	—	—	(0.6)	(0.7)

Net amount recognized	$1.8	$0.4	$2.5	$(1.2)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.50%	5.25%	4.88%	5.44%
Average rate of increase in employee compensation	4.00%	4.00%	—	—
Initial healthcare cost trend rate			7.21%	7.91%
Ultimate healthcare cost trend rate			5.51%	5.52%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SERP Benefits			Postretirement Benefits
(In millions)	2011	2010	2009	2011	2010	2009

Weighted Average Assumptions Used to Determine the Net Benefit Cost
Discount rate	5.25%	5.50%	5.25%	5.44%	5.94%	5.73%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	—	—	—

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2017 and 2027.

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

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2012 are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post-retirement Benefits

Net Actuarial Loss	$3.4	$3.2	$0.2
Net Prior Service Credit	—	(0.1)	(0.1)

	$3.4	$3.1	$0.1

There are no amounts in accumulated other comprehensive income related to the SERP expected to be recognized in net periodic benefit cost in 2012.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2011	2010

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$1,165.6	$945.9
Fair value of plan assets	858.0	734.3

    The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2011	2010

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$987.9	$910.5
Fair value of plan assets	717.8	725.6

The company has other postretirement benefit plans discussed elsewhere in this note with an accumulated post-retirement benefit obligation of $38.9 million that is unfunded. These plans are excluded from the above table.

The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.

The net periodic pension benefit cost (income) includes the following components for 2011, 2010 and 2009:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2011	2010	2009	2011	2010	2009

Components of Net Benefit Cost (Income)
Service cost-benefits earned	$—	$0.3	$0.8	$13.7	$11.4	$9.7
Interest cost on benefit obligation	21.3	21.1	20.6	32.1	30.7	28.6
Expected return on plan assets	(29.4)	(29.9)	(30.0)	(27.8)	(24.9)	(21.2)
Amortization of actuarial net loss	1.5	0.7	—	1.6	1.3	1.6
Settlement/curtailment (gain) loss	—	—	—	—	0.1	(0.2)
Special termination benefit	—	—	0.2	0.9	0.5	3.0

Net periodic benefit cost (income)	$(6.6)	$(7.8)	$(8.4)	$20.5	$19.1	$21.5

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net periodic SERP and other postretirement benefit cost includes the following components for 2011, 2010 and 2009:

	SERP Benefits			Postretirement Benefits
(In millions)	2011	2010	2009	2011	2010	2009

Components of Net Benefit Cost
Service cost-benefits earned	$—	$—	$—	$0.6	$0.4	$0.6
Interest cost on benefit obligation	0.6	0.6	0.6	1.9	1.8	1.8
Amortization of actuarial net gain	—	—	—	—	(0.2)	—
Amortization of prior service benefit	—	—	—	(0.1)	(0.1)	(0.1)
Settlement/curtailment gain	—	—	—	(0.1)	—	—
Special termination benefit	—	—	—	—	—	—

Net periodic benefit cost	$0.6	$0.6	$0.6	$2.3	$1.9	$2.3

Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2011. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	SERP Benefits	Post- retirement Benefits

2012	$24.1	$22.5	$0.5	$2.2
2013	23.8	23.8	0.5	2.2
2014	24.2	24.9	1.7	2.2
2015	25.1	26.3	1.5	2.2
2016	25.6	27.7	0.6	2.2
2017-2021	134.9	154.2	6.8	10.9

A change in the assumed healthcare cost trend rate by one percentage point effective January 2011 would change the accumulated postretirement benefit obligation as of December 31, 2011 and the 2011 aggregate of service and interest costs, as follows:

(In millions)	Increase	Decrease

One Percentage Point
Effect in total of service and interest cost components	$0.4	$(0.3)
Effect on postretirement healthcare benefit obligation	4.9	(3.8)

Domestic Pension Plan Assets

The company’s overall objective is to invest in a portfolio of diversified assets, primarily through the use of institutional collective funds, to achieve long-term growth. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The company also has a small portfolio (comprising less than 3% of invested assets) of private equity investments. The target allocations for the remaining investments are approximately 34% to funds investing in U.S. equities, including a sub-allocation of approximately 5% to real estate-related equities, approximately 29% to funds investing in international equities and approximately 37% to funds investing in fixed income securities. The portfolio maintains enough liquidity at all times to meet the near-term benefit payments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the company’s domestic plan assets at December 31, 2011 and 2010, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Asset Category
U.S. equity funds	$112.5	$—	$112.5	$—
International equity funds	82.8	—	82.8	—
Fixed income funds	132.2	—	132.2	—
Private equity funds	9.1	—	—	9.1
Money market funds	7.7	—	7.7	—
Alternative investments	—	—	—	—

Total Assets	$344.3	$—	$335.2	$9.1

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Asset Category
U.S. equity funds	$128.1	$—	$128.1	$—
International equity funds	96.1	—	96.1	—
Fixed income funds	112.9	—	112.9	—
Private equity funds	13.0	—	—	13.0
Money market funds	12.3	—	12.3	—
Alternative investments	0.1	—	—	0.1

Total Assets	$362.5	$—	$349.4	$13.1

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Private Equity Funds	Alternative Investments	Total

Balance at December 31, 2009	$14.8	$0.9	$15.7
Actual return on plan assets:
Relating to assets held at reporting date	(2.0)	0.1	(1.9)
Relating to assets sold/distributed during period	2.3	0.2	2.5
Purchases, capital contributions, sales and settlements	(2.1)	(1.1)	(3.2)

Balance at December 31, 2010	$13.0	$0.1	$13.1
Actual return on plan assets:
Relating to assets held at reporting date	(2.2)	—	(2.2)
Relating to assets sold/distributed during period	3.7	—	3.7
Purchases, capital contributions, sales and settlements	(5.4)	(0.1)	(5.5)

Balance at December 31, 2011	$9.1	$—	$9.1

The table below presents, as of December 31, 2011, the fair value measurements of investments in certain domestic plan assets that calculate and provide the company with a net asset value per share (or its equivalent). These plan investments are all classified as level 2 or 3 according to the fair value hierarchy:

(In millions)	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period

Asset Category
U.S. equity funds	$112.5	$—	At least monthly	No more than 3 days
International equity funds	82.8	—	At least monthly	No more than 3 days
Fixed income funds	132.2	—	At least monthly	No more than 3 days
Private equity funds	9.1	1.0	Restricted	Restricted
Money market funds	7.7	—	Daily	Daily

	$344.3	$1.0

The domestic plan receives distributions from the private equity funds as those funds' assets are liquidated. The duration of the funds vary by investment with the longest ending in 2015.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the company’s non-U.S. plan assets at December 31, 2011 and 2010, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Asset Category
Equity funds	$232.8	$46.8	$186.0	$—
Fixed income funds	200.1	20.3	179.8	—
Insurance contracts	86.8	—	86.8	—
Cash / money market funds	4.5	4.3	0.2	—

Total Assets	$524.2	$71.4	$452.8	$—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Asset Category
Equity funds	$249.0	$49.0	$200.0	$—
Fixed income funds	176.1	20.4	155.7	—
Insurance contracts	82.0	—	82.0	—
Cash / money market funds	3.4	3.2	0.2	—

Total Assets	$510.5	$72.6	$437.9	$—

The table below presents the fair value measurements of investments in certain non-U.S. plan assets that calculate and provide the company with a net asset value per share (or its equivalent). These plan investments are all classified as level 2 according to the fair value hierarchy:

(In millions)	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period

Asset Category
Equity funds	$186.0	$—	At least monthly	No more than 1 month
Fixed income funds	179.8	—	At least weekly	No more than 5 days
Insurance contracts	86.8	—	Not applicable	Not applicable
Money market funds	0.2	—	Daily	Daily

	$452.8	$—

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.          Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2011	2010	2009

U.S.	$805.9	$728.3	$531.8
Non-U.S.	320.7	377.4	348.6

	$1,126.6	$1,105.7	$880.4

The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2011	2010	2009

Current Income Tax Provision
Federal	$148.0	$232.7	$172.1
Non-U.S.	68.5	104.5	104.4
State	14.5	33.3	20.7

	231.0	370.5	297.2

Deferred Income Tax Provision (Benefit)
Federal	$(11.9)	$(169.5)	$(142.9)
Non-U.S.	(107.0)	(68.3)	(83.3)
State	(5.1)	(24.0)	(13.8)

	(124.0)	(261.8)	(240.0)

	$107.0	$108.7	$57.2

The income tax provision included in the accompanying statement of income is as follows:

(In millions)	2011	2010	2009

Continuing Operations	$107.0	$108.7	$57.2
Discontinued Operations	193.9	24.3	18.0

	$300.9	$133.0	$75.2

The company receives a tax deduction upon the exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $14.6 million and $10.9 million of such benefits of the company that have been allocated to capital in excess of par value in 2011 and 2010, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2011	2010	2009

Provision for Income Taxes at Statutory Rate	$394.3	$387.0	$308.1

Increases (Decreases) Resulting From:
Foreign rate differential	(279.6)	(156.0)	(147.2)
Impact of change in tax laws and apportionment on deferred taxes	11.7	(11.0)	(2.5)
Income tax credits	(24.8)	(79.5)	(100.3)
Manufacturing deduction	(27.0)	(31.5)	(15.8)
State income taxes, net of federal tax	0.1	3.6	(2.3)
Nondeductible expenses	17.5	5.8	4.5
Provision (reversal) of tax reserves, net	0.6	(6.4)	7.4
Tax return reassessments and settlements	3.0	(1.3)	(0.4)
Other, net	11.2	(2.0)	5.7

	$107.0	$108.7	$57.2

Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2011	2010

Deferred Tax Asset (Liability)
Depreciation and amortization	$(2,778.3)	$(2,116.2)
Net operating loss and credit carryforwards	497.4	487.3
Reserves and accruals	132.0	119.7
Accrued compensation	206.4	169.0
Inventory basis difference	38.1	44.9
Available-for-sale investments	4.5	5.4
Non U.S. earnings expected to be repatriated	1.6	6.4
Other capitalized costs	45.1	62.1
Other, net	69.1	55.7

	(1,784.1)	(1,165.7)
Less: Valuation allowance	141.9	156.1

	$(1,926.0)	$(1,321.8)

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not go unused. At December 31, 2011, all of the company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce income tax expense.

At December 31, 2011, the company had federal, state and non-U.S. net operating loss carryforwards of $154.9 million, $613.5 million and $1.03 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2012 through 2031. Of the non-U.S. net operating loss carryforwards, $207.8 million expire in the years 2012 through 2030, and the remainder do not expire. The company also had $138.6 million of federal foreign tax credit carryforwards as of December 31, 2011, which expire in the years 2012 through 2021.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    A provision has not been made for U.S. or additional non-U.S. taxes on $4.68 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost. During 2009, the company changed its position regarding the undistributed earnings of a Japan subsidiary and a portion of the earnings of the subsidiary are no longer considered permanently reinvested. During 2010, the company repatriated part of those earnings and as a result, the company provided deferred U.S. income taxes of $14.0 million, offset by a U.S. foreign tax credit of $15.6 million, on the remaining undistributed earnings not considered permanently reinvested overseas.

Unrecognized Tax Benefits

As of December 31, 2011, the company had $120.3 million of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2011	2010	2009

Balance at beginning of year	$62.1	$76.2	$70.4
Additions for tax positions of current year	43.2	1.3	11.3
Additions for tax positions of prior years	18.6	2.9	—
Reductions for tax positions of prior years	(2.1)	—	—
Closure of tax years	—	(7.8)	(4.6)
Settlements	(1.5)	(10.5)	(0.9)

	$120.3	$62.1	$76.2

During 2011, the company’s liability for unrecognized tax benefits increased to $120 million from $62 million at December 31, 2010, primarily due to additional unrecognized tax benefits associated with the liquidation of a U.S. subsidiary, utilization of capital loss carryforwards and acquisitions. The company also reclassified $24 million of its liability for unrecognized tax benefits to short-term based on its expectations of resolving the issues within the next 12 months. Accordingly, of the total $120 million of liability, $24 million is classified as a current liability and the remainder is long-term.

In 2011, the company settled the IRS audit of a refund claim relating to the 2000 and 2001 tax years which resulted in a $1.5 million decrease in the liability for unrecognized tax benefits. The company is also under audit by the IRS for the 2008 and 2009 tax years. It is likely that the examination phase of this audit will be completed within 12 months. There were no significant changes to the status of these examinations during 2011.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2011 and 2010 was $10.9 million and $5.3 million, respectively.

The company conducts business globally and, as a result, Thermo Fisher or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, the United Kingdom and the United States. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 2002.

Note 8.          Earnings per Share

(In millions except per share amounts)	2011	2010	2009

Income from Continuing Operations	$1,019.6	$997.0	$823.2
Income from Discontinued Operations	5.5	36.1	28.1
Gain (Loss) on Disposal of Discontinued Operations, Net	304.8	2.5	(1.0)

Net Income	1,329.9	1,035.6	850.3

Less: Income Allocable to Participating Securities	—	(0.2)	(0.6)

Net Income for Earnings per Share	$1,329.9	$1,035.4	$849.7

Basic Weighted Average Shares	380.8	403.3	412.4
Plus Effect of:
Convertible debentures	0.6	2.9	8.5
Stock options and restricted stock/units	3.4	3.2	1.9

Diluted Weighted Average Shares	384.8	409.4	422.8

Basic Earnings per Share:
Continuing operations	$2.68	$2.47	$2.00
Discontinued operations	.81	.10	.07

	$3.49	$2.57	$2.06

Diluted Earnings per Share:
Continuing operations	$2.65	$2.44	$1.95
Discontinued operations	.81	.09	.06

	$3.46	$2.53	$2.01

Options to purchase 6.9 million, 8.1 million and 10.9 million shares of common stock were not included in the computation of diluted earnings per share for 2011, 2010 and 2009, respectively, because their effect would have been antidilutive.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.         Debt and Other Financing Arrangements

(In millions except per share amounts)	2011	2010

Commercial Paper	$900.0	$—
3.25% Senior Subordinated Convertible Notes, Due 2024 Convertible at $40.20 per Share	—	329.3
2.15% Senior Notes, Due 2012 (effective interest rate 0.93%)	350.0	350.0
2.05% Senior Notes, Due 2014 (effective interest rate 1.11%)	300.0	—
3.25% Senior Notes, Due 2014 (effective interest rate 1.53%)	400.0	400.0
3.20% Senior Notes, Due 2015 (effective interest rate 1.56%)	450.0	450.0
5.00% Senior Notes, Due 2015 (effective interest rate 5.14%)	250.0	250.0
3.20% Senior Notes, Due 2016 (effective interest rate 3.21%)	900.0	—
2.25% Senior Notes, Due 2016 (effective interest rate 2.29%)	1,000.0	—
4.70% Senior Notes, Due 2020 (effective interest rate 4.70%)	300.0	300.0
4.50% Senior Notes, Due 2021 (effective interest rate 4.58%)	1,000.0	—
3.60% Senior Notes, Due 2021 (effective interest rate 4.29%)	1,100.0	—
Other	35.0	24.3

Total Borrowings at Par Value	6,985.0	2,103.6
Fair Value Hedge Accounting Adjustments	55.0	37.3
Unamortized Discount	(12.0)	(3.8)

Total Borrowings at Carrying Value	7,028.0	2,137.1
Less: Short-term Obligations and Current Maturities	1,272.8	105.8

Long-term Obligations	$5,755.2	$2,031.3

The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount and, if applicable, adjustments related to hedging, as discussed below.

    The annual repayment requirements for debt obligations are as follows:

(In millions)

2012	$1,268.7
2013	3.0
2014	702.8
2015	709.1
2016	1,900.5
2017 and thereafter	2,400.9

$6,985.0

See Note 12 for fair value information pertaining to the company’s long-term obligations.

Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $917.1 million and $3.7 million at year-end 2011 and 2010, respectively, of commercial paper, short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 0.51% and 10.63% at December 31, 2011 and 2010, respectively. In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $64.6 million as of December 31, 2011. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

The company has a revolving credit facility with a bank group that provides for up to $1 billion of unsecured multi-currency revolving credit that will expire in August 2012. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The rate at December 31, 2011, was between 0.40% and 1.00% (depending on duration) under the more favorable of the two rates. The revolving credit facility allows for the issuance of letters of credit, which reduces the amount available for borrowing. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a leverage ratio below a certain maximum level. The company was in compliance with all covenants between 2009 and 2011. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. As of December 31, 2011, there were no borrowings under the revolver and $49 million in letters of credit outstanding, resulting in $951.0 million of borrowings available under the revolving credit facility.

In June 2011, the company obtained an additional short-term revolving credit facility that expires in June 2012 which permits borrowings up to $1 billion. The purpose of this revolver is to be available in the event borrowings are not possible under the company’s commercial paper program, discussed below, due to credit market conditions or other events. Interest on the credit facility would be computed, at the company’s election, based on one of several Federal Funds, Prime or LIBOR-based rates. The most favorable rate at December 31, 2011, was between 1.21% and 1.58% (depending on duration). The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a leverage ratio below a certain maximum level. The company was in compliance with all covenants during 2011. As of December 31, 2011, there were no borrowings under this revolver.

The company expects to renew these facilities before their expiration, for all or a portion of the available borrowings thereunder.

Commercial Paper Program

In August 2011, the Company established a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2011, outstanding borrowings under this program were $900 million, with a weighted average remaining period to maturity of 23 days. The interest rates on the outstanding CP Notes as of December 31, 2011 were between 0.38% and 0.70% with a weighted average of 0.47%. Borrowings under this program were used to partially fund the acquisition of Phadia (see Note 2).

Senior Notes

Interest on each of the senior notes is payable semi-annually. Each of the notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

Termination of Interest Rate Swap Arrangements

In August 2011, the company terminated its fixed to floating rate swap arrangements on its 2.15% Senior Notes due 2012, 2.05% Senior Notes due 2014, 3.25% Senior Notes due 2014 and 3.20% Senior Notes due 2015. These swap arrangements were accounted for as fair value hedges. As a result of terminating these arrangements, the company received $63 million (excluding accrued interest) in cash. The proceeds were recorded as part of the carrying value of the underlying debt, which will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedge Arrangements

Prior to issuing the 5% Senior Notes due 2015, the company entered into forward starting pay fixed swap agreements with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering was probable and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on $250 million of principal amount of the 10-year fixed-rate debt issue (or any subsequent refinancing of such debt). The unfavorable change in the fair value of the hedge upon termination was $2.0 million, net of tax, and was classified as a reduction of accumulated other comprehensive items within shareholders’ equity and is being amortized to interest expense over the term of the debt through 2015.

Prior to issuing the 3.60% Senior Notes due 2021, the company entered into hedging agreements (treasury locks) with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering was probable and that such debt would carry semi-annual interest payments over a 10-year term, the agreements hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on a significant portion of principal amount of the 10-year fixed rate debt issue (or subsequent financings of such debt). The company paid $59 million at the termination of this agreement. The unfavorable change in the fair value of the hedge upon termination was $37 million, net of tax, and was classified as a reduction of accumulated other comprehensive items within shareholders’ equity and is being amortized to interest expense over the term of the debt through 2021.

3.25% Senior Subordinated Convertible Notes due 2024

During the first quarter of 2011 following issuance of a redemption notice by the company, holders of the company’s 3.25% Senior Subordinated Convertible Notes due 2024 exercised conversion rights for substantially all of the remaining $329 million principal outstanding. The balance not converted by holders was redeemed by the company. The company paid the principal and the premium due upon conversion/redemption in cash for a total outlay of $452 million. The premium was charged to capital in excess of par value when paid.

Floating Rate Senior Convertible Debentures due 2033

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

6 1/8% Senior Subordinated Notes due 2015

The 6 1/8% Senior Subordinated Notes due 2015 were redeemed in 2010 for a total cash outlay of $515 million plus accrued interest. The company recorded a loss of $15 million in 2010 on the early extinguishment of this debt in other expense, net on the accompanying statement of income.

2.50% Senior Convertible Notes due 2023

During the fourth quarter of 2009, the company purchased $282 million aggregate principal amount of its 2.50% Senior Convertible Notes due 2023 for an aggregate of $587 million including accrued and unpaid interest. The company recorded a loss of $10 million in 2009 on the early extinguishment of this debt in other expense, net on the accompanying statement of income. During 2010, the company purchased all of the remaining $13 million aggregate principal amount of the 2.50% Senior Convertible Notes due 2023 for an aggregate of $28 million. The premium was charged to capital in excess of par value when paid.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6 3/4% Senior Subordinated Notes due 2014

The 6 3/4% Senior Subordinated Notes due 2014 were redeemed in December 2009 for a total cash outlay of $317 million, including accrued interest. The company recorded a loss of $5 million in 2009 on the early extinguishment of this debt in other expense, net on the accompanying statement of income.

Note 10.       Commitments and Contingencies

Operating Leases

The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $126.3 million, $128.8 million and $110.5 million in 2011, 2010 and 2009, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2011:

(In millions)

2012	$112.4
2013	89.5
2014	64.3
2015	46.5
2016	30.4
Thereafter	62.6

$405.7

Purchase Obligations

The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $242.8 million at December 31, 2011 and the majority of these obligations are expected to be settled during 2012.

Letters of Credit, Guarantees and Other Commitments

Outstanding letters of credit and bank guarantees totaled $117.5 million at December 31, 2011, including $3.7 million for businesses that have been sold. Substantially all of these letters of credit and guarantees expire before 2020.

Outstanding surety bonds and other guarantees totaled $59.7 million at December 31, 2011. The expiration of these bonds and guarantees ranges through 2015.

The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.

In connection with the sale of businesses of the company, the buyers have assumed certain contractual obligations of such businesses and have agreed to indemnify the company with respect to those assumed liabilities. In the event a third-party to a transferred contract does not recognize the transfer of obligations or a buyer defaults on its obligations under the transferred contract, the company could be liable to the third-party for such obligations. However, in such event, the company would be entitled to seek indemnification from the buyer.

The company has funding commitments totaling $4.7 million at December 31, 2011, related to investments it owns.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2011, was approximately $214 million to $308 million on an undiscounted basis. The portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s reserve for these matters in total, including the discounted liabilities, was $159 million at December 31, 2011 (or $215 million undiscounted). The reserve includes estimated defense costs and is gross of estimated amounts due from insurers of $89 million at December 31, 2011 (or $124 million undiscounted). The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above reserves, as of December 31, 2011, the company had product liability reserves of $9 million (undiscounted) relating to divested businesses.

The assets and liabilities assumed at the acquisition date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $56 million and the discount on the assets of approximately $34 million (net discount $22 million) are being accreted to interest expense over the expected settlement period.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Having assumed environmental liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value. This fair value was ascribed by using a discount rate of 4.73%, which was the risk free interest rate for monetary assets with maturities comparable to that of the environmental liability. The remaining discount of $6 million is being accreted by charges to interest expense over the estimated maturity period of 30 years. At both December 31, 2011 and 2010, the company’s total environmental liability was approximately $22 million.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.       Comprehensive Income and Shareholders’ Equity

Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.

Accumulated other comprehensive items in the accompanying balance sheet consist of the following:

(In millions)	2011	2010

Cumulative Translation Adjustment	$(206.3)	$134.5
Net Unrealized Gain on Available-for-sale Investments, Net of Tax	7.0	3.4
Net Unrealized Losses on Hedging Instruments, Net of Tax	(36.2)	(0.8)
Pension and Other Postretirement Benefit Liability Adjustments, Net of Tax	(164.0)	(93.5)

	$(399.5)	$43.6

After-tax net losses on available-for-sale investments of $0.1 million and $0.7 million, were reclassified from accumulated other comprehensive items to net income in 2011 and 2009, respectively. An after tax gain on available-for-sale investments of $0.1 million was reclassified from accumulated other comprehensive items to net income in 2010.

The unrealized losses on hedging instruments relate to the company’s 5% Senior Notes due 2015 and 3.60% Senior Notes due 2021 (see Note 9). The losses are being amortized as an increase in interest expense over the term of the related debt. The after-tax charges recognized in net income were $1.3 million, $0.2 million and $0.2 million, respectively, in 2011, 2010 and 2009.

The after-tax pension and other postretirement benefit liability adjustments recognized in net income in 2011, 2010 and 2009 were $1.9 million, $1.2 million and $1.1 million, respectively.

Shareholders’ Equity

At December 31, 2011, the company had reserved 38,866,405 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company’s convertible debentures.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$377.1	$377.1	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	35.6	35.6	—	—
Insurance contracts	56.7	—	56.7	—
Auction rate securities	4.3	—	—	4.3
Derivative contracts	0.9	—	0.9	—

Total Assets	$474.6	$412.7	$57.6	$4.3

Liabilities
Derivative contracts	$1.2	$—	$1.2	$—
Contingent consideration	1.7	—	—	1.7

Total Liabilities	$2.9	$—	$1.2	$1.7

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

(In millions)	Market Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

2011
Mutual Fund and Unit Trust Investments	$35.6	$25.2	$10.4	$—
Auction Rate Securities	4.3	4.8	—	0.5

	$39.9	$30.0	$10.4	$0.5

2010
Mutual Fund and Unit Trust Investments	$32.0	$26.1	$5.9	$—
Auction Rate Securities	4.6	5.3	—	0.7

	$36.6	$31.4	$5.9	$0.7

The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. Gross realized gains and gross realized losses on the sale of available-for-sale investments were nominal in 2011, 2010 and 2009.

In addition to available-for-sale investments, the company had $4.3 million of trading securities, consisting of debt and equity securities, at December 31, 2010.

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

(In millions)	2011	2010

Auction Rate Securities
Beginning Balance	$4.6	$5.4
Sale of securities	(0.6)	(0.7)
Total unrealized gains (losses) included in other comprehensive income	0.3	(0.1)

Ending Balance	$4.3	$4.6

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2011	2010

Contingent Consideration
Beginning Balance	$28.7	$0.6
Additions	1.4	23.5
Payments	(27.3)	(0.7)
Change in fair value included in earnings	(1.2)	5.2
Currency translation	0.1	0.1

Ending Balance	$1.7	$28.7

The notional amounts of derivative contracts outstanding, primarily consisting of foreign currency exchange contracts and, in 2010, interest rate swaps, totaled $449 million and $1.78 billion at December 31, 2011 and December 31, 2010, respectively.

The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2011	2010	2011	2010

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$37.3	$—	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (b)	0.9	2.8	1.2	3.5

Total derivatives	$0.9	$40.1	$1.2	$3.5

(a)  The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other assets.
(b)  The fair value of the foreign currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain Recognized
(In millions)	2011	2010

Derivatives Designated as Fair Value Hedges
Interest rate swaps	$16.5	$20.3
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts	47.2	35.8

Gains and losses recognized on interest rate swap and foreign currency exchange contracts are included in the consolidated statement of income under the caption other expense, net, together with the corresponding, offsetting losses and gains on the underlying hedged transactions except for the exchange rate hedges entered in anticipation of completing the Phadia acquisition (discussed below). The gains on these contracts have no underlying offset in the company's income statement.

On May 19, 2011, in connection with the planned acquisition of Phadia, the company entered into several foreign currency forward contracts to partly mitigate the currency exchange risk associated with the payment of the euro-denominated purchase price and the repayment of multi-currency debt on the Phadia books. The currencies purchased included the euro, Swedish krona and Japanese yen, with the aggregate notional amount totaling $2.34 billion. These currency forward contracts were not able to be designated as hedging instruments and therefore the change in the derivative fair value was marked to market through income/expense, resulting in a $28 million gain included in other expense, net, during 2011.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$6.5	$6.5	$7.4	$7.4

Debt Obligations:
Convertible obligations	$—	$—	$327.9	$461.4
Senior notes	6,093.0	6,454.6	1,784.9	1,806.3
Commercial paper	900.0	900.0	—	—
Other	35.0	35.0	24.3	24.3

	$7,028.0	$7,389.6	$2,137.1	$2,292.0

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends.

Note 13.       Supplemental Cash Flow Information

(In millions)	2011	2010	2009

Cash Paid For:
Interest	$120.6	$82.5	$99.6

Income Taxes - Continuing Operations	$350.5	$346.1	$311.8

Income Taxes - Discontinued Operations	$151.5	$24.3	$18.0

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$7,057.6	$805.0	$825.3
Cash paid for acquired businesses and product lines	(5,907.3)	(651.5)	(623.7)

Liabilities assumed of acquired businesses and product lines	$1,150.3	$153.5	$201.6

Issuance of restricted stock	$—	$1.4	$1.1

Issuance of stock upon vesting of restricted stock units	$22.7	$16.3	$7.0

Note 14.       Restructuring and Other Costs, Net

Restructuring and other costs in 2011 primarily included cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition as well as continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the following: the consolidation of facilities in Finland and Australia of acquired businesses with existing facilities in those countries; the consolidation of facilities in the U.S. with facilities in the U.S. and Mexico; and the restructuring of the commercial organization of a business across six European countries to increase productivity and efficiency in serving customers.

Restructuring and other costs in 2010 primarily included charges for actions in response to the downturn in the economy and reduced revenues in several businesses, as well as the consolidation of manufacturing and research and development operations at a site in Germany with an existing site in the U.S. and the consolidation of production operations at a plant in Iowa with plants in Ohio and North Carolina. The 2010 charges include asset impairments as discussed below.

Restructuring and other costs in 2009 primarily included charges for actions in response to the downturn in the economy and reduced revenues in several businesses, as well as the following: consolidation of production operations at a plant in the U.K. with plants in the U.S. and Germany; the Iowa and Germany closures discussed above; the consolidation of operations at a plant in the Netherlands with plants in the U.K. and the U.S; and completion of the relocation of a manufacturing site in France to an existing site in Germany.

As of February 29, 2012, the company has identified restructuring actions that will result in additional charges of approximately $60 million, primarily in the first half of 2012.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2011

During 2011, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$30.5	$39.0	$3.3	$—	$72.8
Selling, General and Administrative Expenses	34.5	24.0	—	3.0	61.5
Restructuring and Other Costs, Net	54.3	8.4	35.6	2.1	100.4

	$119.3	$71.4	$38.9	$5.1	$234.7

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

In 2011, the Analytical Technologies segment recorded $119.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $30.5 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $34.5 million primarily for transaction costs related to the Dionex acquisition; and $54.3 million of other restructuring costs, net, $48.9 million of which were cash costs. These costs included $21.2 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The segment also recorded continuing cash costs associated with headcount reductions and facility consolidations to streamline operations, which consisted of $19.3 million of severance for approximately 460 employees; $7.0 million of abandoned facility costs; and $1.4 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment also recorded $5.4 million of non-cash charges, net, primarily for the impairment of intangible assets associated with a small business unit.

Specialty Diagnostics

In 2011, the Specialty Diagnostics segment recorded $71.4 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $39.0 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $24.0 million primarily for transaction costs related to the Phadia acquisition; and $8.4 million of other restructuring costs, including cash costs of $8.0 million associated with headcount reductions and facility consolidations to streamline operations, including the consolidation of facilities in Finland and Australia of acquired businesses with existing facilities in those countries. The cash costs consisted of $6.7 million of severance for approximately 80 employees; $0.7 million of abandoned facility costs; and $0.6 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The non-cash charges, net, of $0.4 million consisted of $1.2 million of writedowns to estimated disposal value of real estate held for sale, partially offset by $0.8 million of income from termination of a post-retirement benefit plan.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Laboratory Products and Services

In 2011, the Laboratory Products and Services segment recorded $38.9 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $3.3 million for accelerated depreciation at facilities closing due to real estate consolidation and sale of inventories revalued at the date of acquisition and $35.6 million of other restructuring costs, net, $25.9 million of which were cash costs. The cash costs were associated with the consolidation of facilities in the U.S. with facilities in the U.S. and Mexico and the restructuring of the commercial organization of a business across six European countries to increase productivity and efficiency in serving customers, as well as other headcount reductions and facility consolidations. The cash costs included $18.1 million of severance for approximately 940 employees; $4.2 million of abandoned facility costs; and $3.6 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $9.7 million of non-cash costs primarily related to impairment of intangible assets associated with two small business units and, to a lesser extent, a loss on sale of a heating equipment business.

Corporate

The company recorded $5.1 million in restructuring and other charges at its corporate operations in 2011, including a charge to selling, general and administrative expense of $3.0 million associated with product liability litigation and $2.1 million of cash costs for severance.

2010

During 2010, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$7.9	$3.3	$4.8	$—	$16.0
Selling, General and Administrative Expenses	14.9	(0.8)	(0.2)	(10.9)	3.0
Restructuring and Other Costs, Net	28.9	8.2	22.9	0.4	60.4

	$51.7	$10.7	$27.5	$(10.5)	$79.4

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $51.7 million of net restructuring and other charges in 2010. The segment recorded charges to cost of revenues of $7.9 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $14.9 million for transaction costs primarily related to the pending Dionex acquisition (Note 2) and, to a lesser extent, revisions of estimated contingent consideration, principally related to the acquisition of Ahura; and $28.9 million of other costs, net. These other costs consisted of $12.6 million of cash costs, primarily associated with headcount reductions and facility consolidations in an effort to streamline operations, including $8.4 million of severance for approximately 125 employees primarily in manufacturing and sales and service functions; $2.3 million of abandoned facility costs; and $1.9 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions. The segment also recorded $16.3 million of other charges, net, primarily due to impairment of intangible assets associated with several small business units.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Specialty Diagnostics

The Specialty Diagnostics segment recorded $10.7 million of net restructuring and other charges in 2010. The segment recorded charges to cost of revenues of $3.3 million primarily for the sale of inventories revalued at the date of acquisition; $0.8 million of income for adjustments to transaction costs related to the B.R.A.H.M.S. acquisition and revisions of estimated contingent consideration; and $8.2 million of other costs, net. These other costs consisted of $6.8 million of cash costs, primarily associated with headcount reductions and facility consolidations in an effort to streamline operations, including $4.9 million of severance for approximately 45 employees primarily in manufacturing and sales and service functions; $0.9 million of abandoned facility costs; and $1.0 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions. The segment also recorded non-cash costs of $1.4 million primarily due to impairment of intangible assets associated with a small business unit.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $27.5 million of net restructuring and other charges in 2010. The segment recorded charges to cost of revenues of $4.8 million primarily for accelerated depreciation at facilities closing due to real estate consolidation; $13.8 million in cash costs described below; and $9.1 million in other costs, net. The cash costs, which were associated with headcount reductions and facility consolidations in an effort to streamline operations, included $4.9 million of severance for approximately 80 employees primarily in manufacturing, administrative, and sales and service functions; $3.8 million of abandoned facility costs; and $5.1 million of other cash costs, primarily retention, relocation, moving and related expenses associated with facility consolidations. The non-cash costs of $9.1 million were related to a provision for loss on a patent infringement claim that arose at a business unit prior to its acquisition by the company and, to a lesser extent, writedowns to estimated disposal value of real estate held for sale.

Corporate

The company recorded $10.5 million, net, of income including $10.9 million as a reduction of selling, general and administrative expenses at its corporate office in 2010, the majority of which was a gain on settlement with product liability insurers.

2009

During 2009, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$1.8	$2.9	$2.0	$—	$6.7
Selling, General and Administrative Expenses	—	2.1	(0.6)	—	1.5
Restructuring and Other Costs, Net	28.8	7.2	21.3	1.9	59.2

	$30.6	$12.2	$22.7	$1.9	$67.4

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $30.6 million of net restructuring and other charges in 2009. The segment recorded charges to cost of revenues of $1.8 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation and $28.8 million of cash costs. The cash costs were, primarily associated with headcount reductions and facility consolidations in an effort to streamline operations, including $21.9 million of severance for approximately 320 employees primarily in manufacturing and sales and service functions; $4.2 million of abandoned facility costs; and $2.7 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Specialty Diagnostics

The Specialty Diagnostics segment recorded $12.2 million of net restructuring and other charges in 2009. The segment recorded charges to cost of revenues of $2.9 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation, charges to selling, general and administrative expenses of $2.1 million for transaction costs related to the B.R.A.H.M.S. acquisition (Note 2) and $7.2 million of other costs, net. These other costs consisted of $11.7 million of cash costs, primarily associated with headcount reductions and facility consolidations in an effort to streamline operations, including $8.3 million of severance for approximately 200 employees primarily in manufacturing and sales and service functions; $1.3 million of abandoned facility costs; and $2.1 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions. The segment also recorded $4.5 million of income, net, primarily due to a gain on the settlement of a litigation-related matter assumed as part of the merger with Fisher Scientific in 2006, offset partially by a $2.5 million charge for pension termination benefits.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $22.7 million of net restructuring and other charges in 2009. The segment recorded charges to cost of revenues of $2.0 million for the sale of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation; net gain in selling, general and administrative expenses of $0.6 million primarily for settlement of certain pre-merger Fisher product liability-related matters partially offset by transaction costs related to the acquisition of Biolab; $17.5 million in cash costs described below; and $3.8 million in other costs, net. The cash costs, which were associated with headcount reductions and facility consolidations in an effort to streamline operations, included $13.5 million of severance for approximately 370 employees primarily in manufacturing, administrative, and sales and service functions; $1.1 million of abandoned facility costs; and $2.9 million of other cash costs, primarily retention, relocation, moving and related expenses associated with facility consolidations. The non-cash costs of $3.8 million were related primarily to a loss on an abandoned facility held for sale that was sold in July 2009 and, to a lesser extent, the impairment of intangible and fixed assets related to a product line.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2010 Restructuring Plans
Balance At December 31, 2008	$12.4	$6.2	$2.2	$20.8
Costs incurred in 2009 (c)	47.7	9.7	8.1	65.5
Reserves reversed (b)	(3.2)	(1.8)	(0.3)	(5.3)
Payments	(34.6)	(7.9)	(8.0)	(50.5)
Currency translation	(0.1)	0.4	0.1	0.4

Balance At December 31, 2009	22.2	6.6	2.1	30.9
Costs incurred in 2010 (d)	8.7	5.4	5.0	19.1
Reserves reversed (b)	(2.3)	(0.8)	(0.4)	(3.5)
Payments	(20.4)	(6.4)	(6.5)	(33.3)
Currency translation	(1.1)	—	(0.1)	(1.2)

Balance At December 31, 2010	7.1	4.8	0.1	12.0
Costs incurred in 2011 (e)	0.8	2.1	0.2	3.1
Reserves reversed (b)	(0.5)	—	(0.1)	(0.6)
Payments	(5.0)	(3.6)	(0.2)	(8.8)
Currency translation	0.1	—	—	0.1

Balance At December 31, 2011	$2.5	$3.3	$—	$5.8

2010 Restructuring Plans
Costs incurred in 2010 (d)	$12.0	$2.2	$3.7	$17.9
Payments	(8.9)	(1.4)	(3.5)	(13.8)
Currency translation	0.1	0.1	(0.1)	0.1

Balance At December 31, 2010	3.2	0.9	0.1	4.2
Costs incurred in 2011 (e)	4.1	0.1	1.9	6.1
Payments	(5.4)	(0.6)	(2.0)	(8.0)
Currency translation	—	(0.1)	—	(0.1)

Balance At December 31, 2011	$1.9	$0.3	$—	$2.2

2011 Restructuring Plans
Costs incurred in 2011 (e)	$41.8	$9.7	$24.8	$76.3
Payments	(28.0)	(6.2)	(21.1)	(55.3)
Currency translation	(0.5)	0.1	—	(0.4)

Balance At December 31, 2011	$13.3	$3.6	$3.7	$20.6

(a)
Other includes cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition and employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.
(c)	Excludes an aggregate of $1 million of non-cash income, net, which are detailed by segment above.
(d)	Excludes an aggregate of $27 million of non-cash charges, net, which are detailed by segment above.
(e)	Excludes an aggregate of $15 million of non-cash charges, net, which are detailed by segment above.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2012; and abandoned-facility payments, over lease terms expiring through 2018.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.       Discontinued Operations

    On April 4, 2011, the company sold two businesses. The results of both businesses have been included in the accompanying financial statements as discontinued operations. See Note 2.

In 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

Note 16.       Unaudited Quarterly Information

	2011
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$2,721.4	$2,897.4	$2,973.5	$3,133.6
Gross Profit	1,120.3	1,166.2	1,223.8	1,302.4
Income from Continuing Operations	247.2	217.6	265.3	289.5
Net Income	252.2	523.4	265.4	288.9
Earnings per Share from Continuing Operations:
Basic	.64	.57	.70	.78
Diluted	.63	.56	.69	.77
Earnings per Share:
Basic	.65	1.37	.70	.77
Diluted	.64	1.36	.69	.77

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $21.3 million and after-tax income of $5.0 million related to the company’s discontinued operations.
(b)	Costs of $93.3 million and after-tax income of $305.8 million related to the company’s discontinued operations.
(c)	Costs of $57.2 million and after-tax income of $0.1 million related to the company’s discontinued operations.
(d)	Costs of $62.9 million and after-tax loss of $0.6 million related to the company’s discontinued operations.

	2010
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$2,626.9	$2,595.7	$2,628.7	$2,718.9
Gross Profit	1,066.4	1,048.9	1,061.5	1,120.4
Income from Continuing Operations	224.6	228.7	258.8	284.9
Net Income	232.3	237.3	268.5	297.5
Earnings per Share from Continuing Operations:
Basic	.55	.56	.65	.72
Diluted	.54	.55	.64	.71
Earnings per Share:
Basic	.57	.58	.67	.76
Diluted	.56	.57	.66	.75

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $23.6 million and after-tax income of $7.7 million related to the company’s discontinued operations.
(b)	Costs of $11.7 million and after-tax income of $8.6 million related to the company’s discontinued operations.
(c)	Costs of $13.3 million and after-tax income of $9.7 million related to the company’s discontinued operations.
(d)	Costs of $30.8 million and after-tax income of $12.6 million related to the company’s discontinued operations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2011	$39.2	$11.9	$0.2	$(5.8)	$21.9	$67.4

Year Ended December 31, 2010	$46.4	$2.0	$0.3	$(10.1)	$0.6	$39.2

Year Ended December 31, 2009	$41.9	$7.3	$1.0	$(6.3)	$2.5	$46.4

(In millions)		Balance at Beginning of Year	Provision Charged to Expense (c)	Activity Charged to Reserve	Other (d)	Balance at End of Year

Accrued Restructuring Costs (b)

Year Ended December 31, 2011		$16.2	$84.9	$(72.1)	$(0.4)	$28.6

Year Ended December 31, 2010		$30.9	$33.5	$(47.1)	$(1.1)	$16.2

Year Ended December 31, 2009		$20.8	$60.2	$(50.5)	$0.4	$30.9

(a)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)	The nature of activity in this account is described in Note 14.
(c)	Excludes $15 million and $27 million, respectively, of non-cash expense, net, in 2011 and 2010 and $1 million of non-cash income, net in 2009, as described in Note 14.
(d)	Represents the effects of currency translation.

Financial Statement Index