Form 10-Q
period 2012-03-31
THERMO FISHER SCIENTIFIC INC.
filed 2012-05-04
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Stock, $1.00 par value	367,303,351

THERMO FISHER SCIENTIFIC INC.

PART I         FINANCIAL INFORMATION

Item 1.          Financial Statements

CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
(In millions)	2012	2011

Assets
Current Assets:
Cash and cash equivalents	$788.3	$1,016.3
Short-term investments, at quoted market value (cost of $4.8 and $4.8)	4.3	4.3
Accounts receivable, less allowances of $73.3 and $67.4	1,894.8	1,814.1
Inventories	1,422.3	1,355.4
Deferred tax assets	160.1	159.7
Other current assets	499.7	472.1

	4,769.5	4,821.9

Property, Plant and Equipment, at Cost, Net	1,665.3	1,656.2

Acquisition-related Intangible Assets, Net	7,739.1	7,815.9

Other Assets	564.3	551.7

Goodwill	12,084.5	11,988.0

	$26,822.7	$26,833.7

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	March 31,	December 31,
(In millions except share amounts)	2012	2011

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$924.2	$1,272.8
Accounts payable	691.4	628.7
Accrued payroll and employee benefits	301.8	327.2
Deferred revenue	227.4	192.5
Other accrued expenses	700.6	691.9

	2,845.4	3,113.1

Deferred Income Taxes	2,218.7	2,230.9

Other Long-term Liabilities	718.6	696.4

Long-term Obligations	5,751.0	5,755.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 408,489,577 and 406,416,940 shares issued	408.5	406.4
Capital in excess of par value	10,231.8	10,152.0
Retained earnings	6,945.6	6,716.3
Treasury stock at cost, 41,186,226 and 35,033,919 shares	(2,146.0)	(1,837.1)
Accumulated other comprehensive items	(150.9)	(399.5)

	15,289.0	15,038.1

	$26,822.7	$26,833.7

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	April 2,
(In millions except per share amounts)	2012	2011

Revenues:
Product revenues	$2,668.5	$2,336.1
Service revenues	431.8	385.3

	3,100.3	2,721.4

Costs and Operating Expenses:
Cost of product revenues	1,540.5	1,354.8
Cost of service revenues	268.0	246.3
Selling, general and administrative expenses	830.0	708.7
Research and development expenses	91.8	74.8
Restructuring and other costs, net	15.1	15.3

	2,745.4	2,399.9

Operating Income	354.9	321.5
Other Expense, Net	(49.9)	(22.5)

Income from Continuing Operations Before Provision for Income Taxes	305.0	299.0
Provision for Income Taxes	(28.0)	(51.8)

Income from Continuing Operations	277.0	247.2
Income from Discontinued Operations (net of income tax provision of $0.0 and $3.6)	—	5.5
Gain (Loss) on Disposal of Discontinued Operations, Net (net of income tax provision (benefit) of $0.2 and $(0.3))	0.3	(0.5)

Net Income	$277.3	$252.2

Earnings per Share from Continuing Operations
Basic	$.75	$.64
Diluted	$.75	$.63

Earnings per Share
Basic	$.76	$.65
Diluted	$.75	$.64

Weighted Average Shares
Basic	367.3	388.6
Diluted	370.1	394.6

Cash Dividend Declared per Common Share	$.13	$—

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Comprehensive Income
Net Income	$277.3	$252.2

Other Comprehensive Items:
Currency translation adjustment	248.5	119.8
Unrealized gains on available-for-sale investments (net of tax provision of $0.0 and $0.2)	—	0.4
Unrealized gains on hedging instruments (net of tax provision of $0.5 and $0.0)	0.8	0.1
Pension and other postretirement benefit liability adjustments (net of tax benefit (provision) of $0.1 and $(0.0))	(0.7)	0.1

	248.6	120.4

	$525.9	$372.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Operating Activities
Net Income	$277.3	$252.2
Income from discontinued operations	—	(5.5)
(Gain) loss on disposal of discontinued operations	(0.3)	0.5

Income from continuing operations	277.0	247.2

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	243.8	184.3
Change in deferred income taxes	(43.6)	(43.0)
Non-cash stock-based compensation	17.3	21.6
Non-cash charges for sale of inventories revalued at the date of acquisition	26.0	2.0
Tax benefits from stock-based compensation awards	(7.7)	(6.4)
Other non-cash expenses, net	12.0	10.0
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(69.2)	(64.0)
Inventories	(76.9)	(63.1)
Other assets	(31.0)	9.0
Accounts payable	68.3	68.3
Other liabilities	(15.0)	(32.0)
Contributions to retirement plans	(8.5)	(8.0)

Net cash provided by continuing operations	392.5	325.9
Net cash (used in) provided by discontinued operations	(0.5)	12.7

Net cash provided by operating activities	392.0	338.6

Investing Activities
Acquisitions, net of cash acquired	(0.5)	(23.7)
Purchase of property, plant and equipment	(69.4)	(63.7)
Proceeds from sale of property, plant and equipment	4.8	0.9
Other investing activities, net	(0.9)	(0.4)

Net cash used in continuing operations	(66.0)	(86.9)
Net cash used in discontinued operations	(0.2)	(2.0)

Net cash used in investing activities	$(66.2)	$(88.9)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Financing Activities
Net proceeds from issuance of long-term debt	$—	$2,176.4
Decrease in commercial paper, net	(349.6)	—
Settlement of convertible debt	—	(35.2)
Redemption and repayment of long-term obligations	(0.4)	(0.3)
Purchases of company common stock	(300.0)	(537.5)
Net proceeds from issuance of company common stock	55.1	44.5
Tax benefits from stock-based compensation awards	7.7	6.4
Increase (decrease) in short-term notes payable	2.2	(2.8)

Net cash (used in) provided by financing activities	(585.0)	1,651.5

Exchange Rate Effect on Cash	31.2	(29.6)

(Decrease) Increase in Cash and Cash Equivalents	(228.0)	1,871.6
Cash and Cash Equivalents at Beginning of Period	1,016.3	917.1

Cash and Cash Equivalents at End of Period	$788.3	$2,788.7

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2010	401.8	$401.8	$10,019.7	$5,386.4	10.4	$(490.5)	$43.6	$15,361.0

Issuance of shares under employees' and directors' stock plans	1.6	1.6	46.2	—	0.2	(8.7)	—	39.1
Settlement of convertible debt	—	—	(8.3)	—	—	—	—	(8.3)
Stock-based compensation	—	—	21.9	—	—	—	—	21.9
Tax benefit related to employees' and directors' stock plans	—	—	5.9	—	—	—	—	5.9
Purchases of company common stock	—	—	—	—	9.6	(537.5)	—	(537.5)
Net income	—	—	—	252.2	—	—	—	252.2
Other comprehensive items	—	—	—	—	—	—	120.4	120.4

Balance at April 2, 2011	403.4	$403.4	$10,085.4	$5,638.6	20.2	$(1,036.7)	$164.0	$15,254.7

Balance at December 31, 2011	406.4	$406.4	$10,152.0	$6,716.3	35.0	$(1,837.1)	$(399.5)	$15,038.1
Issuance of shares under employees' and directors' stock plans	2.1	2.1	56.5	—	0.2	(8.9)	—	49.7
Stock-based compensation	—	—	17.3	—	—	—	—	17.3
Tax benefit related to employees' and directors' stock plans	—	—	6.0	—	—	—	—	6.0
Purchases of company common stock	—	—	—	—	6.0	(300.0)	—	(300.0)
Dividend declared	—	—	—	(48.0)	—	—	—	(48.0)
Net income	—	—	—	277.3	—	—	—	277.3
Other comprehensive items	—	—	—	—	—	—	248.6	248.6

Balance at March 31, 2012	408.5	$408.5	$10,231.8	$6,945.6	41.2	$(2,146.0)	$(150.9)	$15,289.0

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

Interim Financial Statements

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2012, the results of operations for the three-month periods ended March 31, 2012, and April 2, 2011, and the cash flows for the three-month periods ended March 31, 2012, and April 2, 2011. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2011, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC).

Note 1 to the consolidated financial statements in the Company’s Form 10-K for 2011 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended March 31, 2012.

Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Beginning Balance	$42.2	$41.7
Provision charged to income	13.2	11.0
Usage	(14.3)	(12.7)
Adjustments to previously provided warranties, net	—	(0.1)
Other, net	0.4	1.5

Ending Balance	$41.5	$41.4

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories

The components of inventories are as follows:

	March 31,	December 31,
(In millions)	2012	2011

Raw Materials	$367.9	$348.5
Work in Process	153.5	140.6
Finished Goods	900.9	866.3

	$1,422.3	$1,355.4

Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31,	December 31,
(In millions)	2012	2011

Land	$190.1	$185.5
Buildings and Improvements	783.8	775.9
Machinery, Equipment and Leasehold Improvements	1,706.8	1,677.4

	2,680.7	2,638.8
Less: Accumulated Depreciation and Amortization	1,015.4	982.6

	$1,665.3	$1,656.2

Acquisition-related Intangible Assets

Acquisition-related intangible assets are as follows:

	March 31, 2012			December 31, 2011
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lives	$9,772.4	$(3,381.4)	$6,391.0	$9,637.2	$(3,169.3)	$6,467.9
Indefinite Lives	1,348.1	—	1,348.1	1,348.0	—	1,348.0

	$11,120.5	$(3,381.4)	$7,739.1	$10,985.2	$(3,169.3)	$7,815.9

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to assess potential impairment of assets, and in determining the ultimate loss from abandoning leases at facilities being exited (Note 13). Actual results could differ from those estimates.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

In September 2011, the FASB modified existing rules to allow entities to use a qualitative approach to test goodwill for impairment. The revised guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance was effective for the company on January 1, 2012. Adoption of this standard did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance was effective for the company on January 1, 2012 and did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The new guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance was effective for the company on January 1, 2012 and did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

Note 2.          Acquisitions and Dispositions

The company made contingent purchase price and post closing adjustment payments totaling $0.5 million in the first three months of 2012, for acquisitions completed prior to 2012. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    The company acquired Dionex Corporation in May 2011 and the Phadia group in August 2011. Had the acquisitions of Dionex and Phadia been completed as of the beginning of 2010, the company’s pro forma results for 2011 would have been as follows:

Three Months
Ended
(In millions except per share amounts)	April 2, 2011

Revenues	$2,987.4

Income from Continuing Operations	$265.0

Net Income	$270.0

Earnings per Share from Continuing Operations:
Basic	$0.68
Diluted	$0.67

Earnings per Share:
Basic	$0.69
Diluted	$0.68

Pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the business combinations:

●	Pre-tax reduction in revenue of $1.1 million in the first three months of 2011, due to the impact of revaluing Dionex deferred revenue obligations to fair value.

●	Pre-tax increase in income of $3.0 million in the first three months of 2011, for acquisition-related transaction costs incurred by the company.

The company’s results would not have been materially different from its pro forma results had the company’s other 2011 acquisitions occurred at the beginning of 2010.

Dispositions

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business for $740 million in cash and its Lancaster Laboratories business for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. The sale of these businesses resulted in an after-tax gain of approximately $304 million or $0.79 per diluted share in 2011. The results of both businesses have been included in the accompanying financial statements as discontinued operations. Operating results of the discontinued operations in the first quarter of 2011 were as follows:

(In millions)	2011

Revenues	$54.3
Pre-tax Income	9.1

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Specialty Diagnostics: provides a wide range of diagnostic test kits, reagents, culture media, instruments and associated products used to increase the speed and accuracy of diagnoses. These products are used primarily by customers in healthcare, clinical, pharmaceutical, industrial and food safety laboratories.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Revenues
Analytical Technologies	$1,006.2	$830.2
Specialty Diagnostics	729.4	576.6
Laboratory Products and Services	1,506.7	1,442.5
Eliminations	(142.0)	(127.9)

Consolidated revenues	3,100.3	2,721.4

Segment Income
Analytical Technologies (a)	185.3	137.0
Specialty Diagnostics (a)	186.0	141.9
Laboratory Products and Services (a)	201.7	199.3

Subtotal reportable segments (a)	573.0	478.2

Cost of revenues charges	(26.8)	(2.9)
Selling, general and administrative income (charges), net	7.7	(3.1)
Restructuring and other costs, net	(15.1)	(15.3)
Amortization of acquisition-related intangible assets	(183.9)	(135.4)

Consolidated operating income	354.9	321.5
Other expense, net (b)	(49.9)	(22.5)

Income from continuing operations before provision for income taxes	$305.0	$299.0

Depreciation
Analytical Technologies	$16.7	$13.5
Specialty Diagnostics	17.7	9.7
Laboratory Products and Services	25.5	25.7

Consolidated depreciation	$59.9	$48.9

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)		The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.          Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Interest Income	$6.4	$5.0
Interest Expense	(57.7)	(27.8)
Other Items, Net	1.4	0.3

	$(49.9)	$(22.5)

Other Items, Net

In the first three months of 2012, other items, net includes a $0.5 million loss on extinguishment of debt facilities associated with the termination and replacement of the company’s prior revolving credit agreements (see Note 8).

Note 5.          Stock-based Compensation Expense

The components of pre-tax stock-based compensation expense for the company’s continuing operations are as follows:

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Stock Option Awards	$10.2	$13.0
Restricted Share/Unit Awards	7.1	8.6

Total Stock-based Compensation Expense	$17.3	$21.6

    Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Cost of Revenues	$1.3	$1.5
Selling, General and Administrative Expenses	15.5	19.6
Research and Development Expenses	0.5	0.5

Total Stock-based Compensation Expense	$17.3	$21.6

    As of March 31, 2012, there was $107 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2016 with a weighted average amortization period of 2.9 years.

As of March 31, 2012, there was $88 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2015 with a weighted average amortization period of 2.5 years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    During the first three months of 2012, the company made equity compensation grants to employees consisting of  1.0 million restricted stock units and options to purchase 2.7 million shares.

Note 6.          Pension and Other Postretirement Benefit Plans

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

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Service Cost	$3.1	$3.1
Interest Cost on Benefit Obligation	12.8	13.4
Expected Return on Plan Assets	(13.8)	(14.3)
Amortization of Net Loss	1.7	1.4
Special Termination Benefits	0.2	—

Net Periodic Benefit Cost	$4.0	$3.6

    Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Service Cost	$0.2	$0.2
Interest Cost on Benefit Obligation	0.5	0.5
Amortization of Net Gain	—	(0.1)

Net Periodic Benefit Cost	$0.7	$0.6

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.          Earnings per Share

	Three Months Ended
	March 31,	April 2,
(In millions except per share amounts)	2012	2011

Income from Continuing Operations	$277.0	$247.2
Income from Discontinued Operations	—	5.5
Gain (Loss) on Disposal of Discontinued Operations, Net	0.3	(0.5)

Net Income	$277.3	$252.2

Basic Weighted Average Shares	367.3	388.6
Plus Effect of:
Convertible debentures	—	2.2
Stock options and restricted units	2.8	3.8

Diluted Weighted Average Shares	370.1	394.6

Basic Earnings per Share:
Continuing operations	$.75	$.64
Discontinued operations	—	.01

	$.76	$.65

Diluted Earnings per Share:
Continuing operations	$.75	$.63
Discontinued operations	—	.01

	$.75	$.64

Options to purchase 9.2 million and 8.3 million shares of common stock were not included in the computation of diluted earnings per share for the first three months of 2012 and 2011, respectively, because their effect would have been antidilutive.

Note 8.          Debt and Other Financing Arrangements

Credit Facilities

On April 11, 2012, the company terminated both of its prior revolving credit agreements and entered into new revolving credit facilities with a bank group that provide for up to $2.0 billion of unsecured multi-currency revolving credit. The new credit facilities include a $1 billion 5-year credit agreement, with an optional $500 million increase, and a $500 million 364-day credit agreement. The agreements call for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreements contain affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 3.5 to 1.0. The credit agreements permit the company to use the facilities for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The 5-year credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 11, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $47 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9.          Commitments and Contingencies

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10.       Comprehensive Income and Shareholders’ Equity

Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.

Accumulated other comprehensive items in the accompanying balance sheet consist of the following:

	March 31,	December 31,
(In millions)	2012	2011

Cumulative Translation Adjustment	$42.2	$(206.3)
Net Unrealized Gain on Available-for-sale Investments, Net of Tax	7.0	7.0
Net Unrealized Losses on Hedging Instruments, Net of Tax	(35.4)	(36.2)
Pension and Other Postretirement Benefit Liability Adjustments, Net of Tax	(164.7)	(164.0)

	$(150.9)	$(399.5)

The unrealized losses on hedging instruments relate to the company’s 5% Senior Notes due 2015 and 3.60% Senior Notes due 2021. The losses are being amortized as an increase in interest expense over the term of the related debt. The after-tax charges recognized in net income were $0.8 million in the first three months of 2012.

The after-tax pension and other postretirement benefit liability adjustments recognized in net income in the first three months of 2012 and 2011 were $1.1 million and $0.9 million, respectively.

Note 11.      Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2012. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, mutual funds holding publicly traded securities, derivative contracts used to hedge the company’s currency and interest rate risks and other investments in unit trusts and insurance contracts held as assets to satisfy outstanding retirement liabilities.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$142.5	$142.5	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	36.3	36.3	—	—
Insurance contracts	60.2	—	60.2	—
Auction rate securities	4.3	—	—	4.3
Derivative contracts	2.0	—	2.0	—

Total Assets	$245.3	$178.8	$62.2	$4.3

Liabilities
Derivative contracts	$1.3	$—	$1.3	$—
Contingent consideration	1.4	—	—	1.4

Total Liabilities	$2.7	$—	$1.3	$1.4

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

The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in currency exchange rates. The company determines the fair value of the auction rate securities by obtaining indications of value from brokers/dealers. The company determines the fair value of acquisition-

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

related contingent consideration based on assessment of the probability that the company would be required to make such future payment. Changes to the fair value of contingent consideration are recorded in selling, general and administrative expense. The following tables provide a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities and contingent consideration.

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Auction Rate Securities
Beginning Balance	$4.3	$4.6
Sale of securities	—	(0.1)

Ending Balance	$4.3	$4.5

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Contingent Consideration
Beginning Balance	$1.7	$28.7
Payments	(0.3)	(25.0)
Currency translation	—	0.1

Ending Balance	$1.4	$3.8

The notional amounts of derivative contracts outstanding, consisting of foreign currency exchange contracts, totaled $608 million and $449 million at March 31, 2012 and December 31, 2011, respectively.

The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	March 31,	December 31,	March 31,	December 31,
(In millions)	2012	2011	2012	2011

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (a)	2.0	0.9	1.3	1.2

Total derivatives	$2.0	$0.9	$1.3	$1.2

(a)  The fair value of the foreign currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Derivatives Designated as Fair Value Hedges
Interest rate swaps	$—	$6.4
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts	0.8	(26.7)

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    Gains and losses recognized on interest rate swap and foreign currency exchange contracts are included in the consolidated statement of income under the caption other expense, net, together with the corresponding, offsetting losses and gains on the underlying hedged transactions.

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$6.6	$6.6	$6.5	$6.5

Debt Obligations:
Senior notes	6,088.2	6,485.4	6,093.0	6,454.6
Commercial paper	550.0	550.0	900.0	900.0
Other	37.0	37.0	35.0	35.0

	$6,675.2	$7,072.4	$7,028.0	$7,389.6

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 12.       Supplemental Cash Flow Information

	Three Months Ended
	March 31,	April 2,
(In millions)	2012	2011

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$—	$2.1
Cash paid for acquired businesses and product lines	—	(1.1)

Liabilities assumed of acquired businesses and product lines	$—	$1.0

Declared but unpaid dividends	$48.0	$—

Issuance of stock upon vesting of restricted stock units	$26.1	$21.6

Note 13.       Restructuring and Other Costs, Net

Restructuring and other costs in the first three months of 2012 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of several U.S. facilities.

As of May 4, 2012, the company has identified restructuring actions that will result in additional charges of approximately $70 million, primarily in the remainder of 2012.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

First Three Months of 2012

During the first three months of 2012, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.6	$26.3	$(0.1)	$—	$26.8
Selling, General and Administrative Expenses	(0.1)	—	—	(7.6)	(7.7)
Restructuring and Other Costs, Net	4.1	2.7	8.2	0.1	15.1

	$4.6	$29.0	$8.1	$(7.5)	$34.2

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

In the first three months of 2012, the Analytical Technologies segment recorded $4.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.6 million primarily for accelerated depreciation at facilities closing due to real estate consolidation; $0.1 million as a reduction of selling, general and administrative expenses; and $4.1 million of other restructuring costs, net, all of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations to streamline operations, consisted of $3.1 million of severance for approximately 100 employees and $1.0 million of abandoned facility costs.

Specialty Diagnostics

In the first three months of 2012, the Specialty Diagnostics segment recorded $29.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $26.3 million primarily for the sale of inventories revalued at the date of acquisition and $2.7 million of other restructuring costs, $2.0 million of which were cash costs associated with headcount reductions and facility consolidations to streamline operations. The cash costs consisted of $1.7 million of severance for approximately 50 employees and $0.3 million of abandoned facility costs. The non-cash charges of $0.7 million consisted of writedowns to estimated disposal value of real estate held for sale.

Laboratory Products and Services

In the first three months of 2012, the Laboratory Products and Services segment recorded a reduction to cost of revenues of $0.1 million and $8.2 million of other restructuring costs, $7.6 million of which were cash costs. The cash costs were associated with the closure and consolidation of several U.S. facilities, as well as other headcount reductions and facility consolidations. The cash costs included $5.2 million of severance for approximately 80 employees; $1.2 million of abandoned facility costs; and $1.2 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $0.6 million of non-cash costs primarily related to fixed asset writedowns, partially offset by a gain on sale of real estate.

Corporate

The company recorded a reduction of selling, general and administrative expenses of $7.6 million primarily for a gain from settlement with a product liability insurer, offset in part by $0.1 million of cash costs for severance at its corporate operations.

The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2011 Restructuring Plans
Balance At December 31, 2011	$4.4	$3.6	$—	$8.0
Costs incurred in 2012 (b)	1.5	0.4	0.2	2.1
Payments	(1.5)	(0.8)	(0.1)	(2.4)

Balance At March 31, 2012	$4.4	$3.2	$0.1	$7.7

2011 Restructuring Plans
Balance At December 31, 2011	$13.3	$3.6	$3.7	$20.6
Costs incurred in 2012 (b)	3.3	0.4	1.0	4.7
Reserves reversed	(0.7)	—	(0.6)	(1.3)
Payments	(10.1)	(1.5)	(0.9)	(12.5)
Currency translation	0.1	0.1	—	0.2

Balance At March 31, 2012	$5.9	$2.6	$3.2	$11.7

2012 Restructuring Plans
Costs incurred in 2012 (b)	$6.0	$1.7	$0.6	$8.3
Payments	(2.9)	(0.6)	(0.4)	(3.9)

Balance At March 31, 2012	$3.1	$1.1	$0.2	$4.4

(a)  Other includes cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition and employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)  Excludes an aggregate of $1 million of non-cash charges, net, which are detailed by segment above.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2012; and abandoned-facility payments, over lease terms expiring through 2018.

Note 14.       Subsequent Event

On May 1, 2012, the Laboratory Products and Services segment acquired Doe & Ingalls Management, LLC, a North Carolina-based provider of specialty production chemicals and customized supply-chain services to the life sciences and microelectronics industries, for approximately $175 million, net of cash acquired, (subject to a post-closing adjustment) plus up to $3 million of contingent consideration. The acquisition expands the segment’s products and services that address the production market. Revenues of Doe & Ingalls totaled approximately $110 million in 2011.

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

	Three Months Ended
	March 31,		April 2,
(Dollars in millions)	2012		2011

Revenues
Analytical Technologies	$1,006.2	32.5%	$830.2	30.5%
Specialty Diagnostics	729.4	23.5%	576.6	21.2%
Laboratory Products and Services	1,506.7	48.6%	1,442.5	53.0%
Eliminations	(142.0)	(4.6)%	(127.9)	(4.7)%

	$3,100.3	100%	$2,721.4	100%

Sales in the first quarter of 2012 were $3.10 billion, an increase of $379 million from the first quarter of 2011. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, higher sales at existing businesses. Had Phadia, Dionex and the company been combined from the beginning of 2011, revenues would have increased $115 million (4%) over pro forma 2011 revenues. Aside from the effects of currency translation and other acquisitions, net of divestitures, revenues increased $121 million (4%) over pro forma 2011 revenues (discussed in total and by segment below). The pro forma increase in revenues was primarily due to increased demand, particularly for the company’s broad range of analytical instruments, offset in part by modestly lower sales to academic and government markets which the company believes may be related to uncertainty in funding expectations in the U.S. and Europe. The company currently expects weakness in academic and government markets will continue in the near term.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2011. The company’s principal recent acquisitions are described below.

●
Phadia, a global leader in the development, manufacturing and marketing of complete blood-test systems to support the clinical diagnosis and monitoring of allergy and autoimmune diseases, was acquired in August 2011 to expand the company’s specialty diagnostics offerings.

●
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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

In the first quarter of 2012, total company operating income and operating income margin were $355 million and 11.4%, respectively, compared with $322 million and 11.8%, respectively, in 2011. The decrease in operating income margin was primarily due to acquisition-related charges totaling $26 million and an increase in amortization expense of $49 million in the first quarter of 2012, primarily related to the acquisitions of Phadia and Dionex. These decreases were offset in part by productivity improvements and, to a lesser extent, profit on incremental sales from acquisitions and existing businesses. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

The company’s effective tax rates were 9.2% and 17.3% in the first quarter of 2012 and 2011. The decrease in the effective tax rate was primarily due to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. The tax provision in the 2012 period was unfavorably affected by $1.8 million, or 0.6 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate for the full year 2012 will be between 9% to 11% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax provision in the first quarter of 2011 was unfavorably affected by $6.9 million, or 2.3 percentage points, resulting from adjustments to deferred tax balances due to changes in tax rates.

Income from continuing operations increased to $277 million in the first quarter of 2012, from $247 million in the first quarter of 2011, primarily due to increased operating income and lower income taxes, offset in part by higher interest expense associated with debt to fund acquisitions.

During the first three months of 2012, the company’s cash flow from operations totaled $392 million, compared with $339 million (including $13 million from discontinued operations) for the first three months of 2011.The increase resulted primarily from higher income before amortization and depreciation, offset in part by growth in working capital items in 2012 compared to 2011.

As of March 31, 2012, the company’s short-term debt totaled $924 million, including $550 million of commercial paper obligations and $354 million of senior notes, due December 2012. On April 11, 2012, the company terminated both of its prior revolving credit agreements and entered into new revolving credit facilities with a bank group that provide for up to $2.0 billion of unsecured multi-currency revolving credit. The new credit facilities include a $1 billion 5-year credit agreement, with an optional $500 million increase, and a $500 million 364-day credit agreement. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 11, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $47 million as a result of outstanding letters of credit.

The company believes that its existing cash and short-term investments of $793 million as of March 31, 2012, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreements are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2011, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first three months of 2012.

Results of Operations

First Quarter 2012 Compared With First Quarter 2011

Continuing Operations

Sales in the first quarter of 2012 were $3.10 billion, an increase of $379 million from the first quarter of 2011. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, higher sales at existing businesses. Had Phadia, Dionex and the company been combined from the beginning of 2011, revenues would have increased $115 million (4%) over pro forma first quarter of 2011 revenues, including $22 million due to other acquisitions, net of divestitures, and $121 million (4%) due to higher revenues at existing businesses, offset in part by a decrease of $28 million due to the unfavorable effects of currency translation. The pro forma increase in revenues was primarily due to increased demand and, to a lesser extent, price increases. Sales growth was strong in Asia and to a lesser extent, Europe and moderate in North America. The increase in demand was offset in part by modestly lower sales to academic and government markets which the company believes may be related to uncertainty in funding expectations in the U.S. and Europe. The company currently expects weakness in academic and government markets will continue in the near term.

In the first quarter of 2012, total company operating income and operating income margin were $355 million and 11.4%, respectively, compared with $322 million and 11.8%, respectively, in 2011. The decrease in operating income margin was primarily due to acquisition-related charges totaling $26 million and an increase in amortization expense of $49 million in the first quarter of 2012, primarily related to the acquisitions of Phadia and Dionex. These decreases were offset in part by productivity improvements and, to a lesser extent, profit on incremental sales from acquisitions and existing businesses. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

In the first quarter of 2012, the company recorded restructuring and other costs, net, of $34 million, including $27 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $8 million as a reduction of selling, general and administrative expenses primarily for a gain from settlement with a product liability insurer. The company incurred $14 million of cash costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several U.S. facilities.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

As of May 4, 2012, the company has identified restructuring actions that will result in additional charges of approximately $70 million in 2012 and expects to identify additional actions during the remainder of 2012. The restructuring actions initiated in the first three months of 2012 are expected to result in annual cost savings of approximately $25 million.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	Three Months Ended
	March 31,	April 2,
(Dollars in millions)	2012	2011	Change

Revenues
Analytical Technologies	$1,006.2	$830.2	21%
Specialty Diagnostics	729.4	576.6	27%
Laboratory Products and Services	1,506.7	1,442.5	4%
Eliminations	(142.0)	(127.9)	11%

Consolidated Revenues	$3,100.3	$2,721.4	14%

Segment Income
Analytical Technologies	$185.3	$137.0	35%
Specialty Diagnostics	186.0	141.9	31%
Laboratory Products and Services	201.7	199.3	1%

Subtotal Reportable Segments	573.0	478.2	20%

Cost of Revenues Charges	(26.8)	(2.9)
Selling, General and Administrative Income (Charges), Net	7.7	(3.1)
Restructuring and Other Costs, Net	(15.1)	(15.3)
Amortization of Acquisition-related Intangible Assets	(183.9)	(135.4)

Consolidated Operating Income	$354.9	$321.5	10%

Reportable Segments Operating Income Margin	18.5%	17.6%

Consolidated Operating Income Margin	11.4%	11.8%

Income from the company’s reportable segments increased 20% to $573 million in the first quarter of 2012 due primarily to profit on incremental sales from acquisitions and existing businesses as well as productivity improvements.

   Analytical Technologies

	Three Months Ended
	March 31,	April 2,
(Dollars in millions)	2012	2011	Change

Revenues	$1,006.2	$830.2	21%

Operating Income Margin	18.4%	16.5%	1.9

Sales in the Analytical Technologies segment increased $176 million to $1.01 billion in the first quarter of 2012. The increase was due to acquisitions, including Dionex, and, to a lesser extent, higher revenues at existing businesses, offset in part by the unfavorable effects of currency translation. Had Dionex and the company been combined from the beginning of 2011, revenues would have increased $58 million (6%) over pro forma 2011 revenues, including an increase of $69 million (7%) due to higher revenues at

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations (continued)

existing businesses, offset in part by a decrease of $10 million due to the unfavorable effects of currency translation. The pro forma increase in revenue at existing businesses was primarily due to increased demand across the segment’s range of analytical instruments, offset in part by lower sales to customers in academic and government markets.

Operating income margin was 18.4% in the first quarter of 2012 and 16.5% in the first quarter of 2011. The increase resulted from productivity improvements, profit on incremental sales at existing businesses and, to a lesser extent, accretive acquisitions. These increases were offset by higher spending on commercial initiatives.

   Specialty Diagnostics

	Three Months Ended
	March 31,	April 2,
(Dollars in millions)	2012	2011	Change

Revenues	$729.4	$576.6	27%

Operating Income Margin	25.5%	24.6%	0.9

Sales in the Specialty Diagnostics segment increased $153 million to $729 million in the first quarter of 2012. The increase was due to acquisitions, including Phadia and, to a lesser extent, higher revenues at existing businesses, offset in part by the unfavorable effects of currency translation. Had Phadia and the company been combined from the beginning of 2011, revenues would have increased $7 million (1%) over pro forma 2011 revenues, including increases of $10 million due to other acquisitions and $4 million (1%) due to higher revenues at existing businesses, offset in part by a decrease of $7 million due to the unfavorable effects of currency translation. The pro forma increase in revenue at existing businesses was primarily due to increased demand for clinical diagnostic products offset by slower growth of microbiology and immunodiagnostic products due to weak flu and pollen seasons, respectively.

Operating income margin was 25.5% in the first quarter of 2012 and 24.6% in the first quarter of 2011. The increase resulted from accretive acquisitions and, to a lesser extent, productivity improvements and profit on incremental sales at existing businesses.

   Laboratory Products and Services

	Three Months Ended
	March 31,	April 2,
(Dollars in millions)	2012	2011	Change

Revenues	$1,506.7	$1,442.5	4%

Operating Income Margin	13.4%	13.8%	(0.4)

Sales in the Laboratory Products and Services segment increased $64 million to $1.51 billion in the first quarter of 2012. Sales increased $12 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $11 million in 2012. In addition to the changes in revenue resulting from acquisitions and currency translation, revenues increased $64 million (4%) primarily due to increased demand for biopharma outsourcing services and laboratory consumables. The increase in demand was offset in part by lower sales of laboratory equipment, particularly to customers in academic and government markets.

Operating income margin was 13.4% in the first quarter of 2012 and 13.8% in the first quarter of 2011. The decrease was primarily due to inflationary pressures on costs, particularly oil-based raw materials such as plastic resin, and, to a lesser extent, lower sales of higher margin laboratory equipment. These decreases were offset in part by productivity improvements.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $50 million and $23 million in the first quarter of 2012 and 2011, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. The increase was primarily due to an increase of $30 million in interest expense related to the debt issued to fund the Phadia and Dionex acquisitions.

Provision for Income Taxes

The company’s effective tax rates were 9.2% and 17.3% in the first quarter of 2012 and 2011. The decrease in the effective tax rate was primarily due to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. The tax provision in the 2012 period was unfavorably affected by $1.8 million, or 0.6 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate for the full year 2012 will be between 9% to 11% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax provision in the first quarter of 2011 was unfavorably affected by $6.9 million, or 2.3 percentage points, resulting from adjustments to deferred tax balances due to changes in tax rates.

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

In September 2011, the FASB modified existing rules to allow entities to use a qualitative approach to test goodwill for impairment. The revised guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance was effective for the company on January 1, 2012. Adoption of this standard did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance was effective for the company on January 1, 2012 and did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The new guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance was effective for the company on January 1, 2012 and did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Contingent Liabilities

The company is contingently liable with respect to certain legal proceedings and related matters. In view of the company’s financial condition and the accruals established for these matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the company’s financial condition, results of operations or cash flows. However, an outcome that differs materially from current reserve estimates for one or more of the matters described in Note 9 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

Liquidity and Capital Resources

Consolidated working capital was $1.92 billion at March 31, 2012, compared with $1.71 billion at December 31, 2011. Included in working capital were cash, cash equivalents and short-term investments of $793 million at March 31, 2012 and $1.02 billion at December 31, 2011. The increase in working capital is primarily due to earnings before amortization and depreciation, offset in part by the repurchase of the company’s common stock.

First Three Months of 2012

Cash provided by operating activities was $392 million during the first three months of 2012. Increases in accounts receivable and inventory used cash of $69 million and $77 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $31 million primarily for prepaid expenses. An increase in accounts payable provided cash of $68 million, primarily due to higher inventory purchases. Cash payments for income taxes totaled $47 million in 2012, compared with $115 million in 2011 due to the timing of payments. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $19 million during the first three months of 2012.

During the first three months of 2012, the company’s primary investing activity was the purchase of property, plant and equipment. The company expended $69 million for purchases of property, plant and equipment. In May 2012, the company acquired a provider of specialty production chemicals and customized supply-chain services to the life sciences and microelectronics industries, for approximately $175 million in cash (Note 14).

The company’s financing activities used $585 million of cash during the first three months of 2012, principally for the reduction of borrowings under the company’s commercial paper program and the repurchase of $300 million of the company’s common stock. Outstanding borrowings under the commercial paper program decreased $350 million during the first three months of 2012. The company’s financing activities also included $55 million of proceeds of employee stock option exercises. On November 10, 2011, the Board of Directors authorized the repurchase of up to $750 million of the company’s common stock through November 9, 2012. At March 31, 2012, $350 million was available for future repurchases of the company’s common stock under this authorization. In February 2012, the company initiated a quarterly cash dividend of $0.13 per outstanding share of common stock which was paid in April 2012 and totaled $48 million.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2012, such expenditures will approximate between $300 to $325 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2011 and March 31, 2012.

As of March 31, 2012, the company’s short-term debt totaled $924 million, including $550 million of commercial paper obligations and $354 million of senior notes, due December 2012. On April 11, 2012, the company terminated both of its prior revolving credit agreements and entered into new revolving credit facilities with a bank group that provide for up to $2.0 billion of unsecured multi-currency revolving credit. The new credit facilities include a $1 billion 5-year credit agreement, with an optional $500 million

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

increase, and a $500 million 364-day credit agreement. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 11, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $47 million as a result of outstanding letters of credit.

The company believes that its existing cash and short-term investments of $793 million as of March 31, 2012, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreements are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Three Months of 2011

Cash provided by operating activities was $339 million during the first three months of 2011. Increases in accounts receivable and inventory used cash of $64 million and $63 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $68 million, primarily due to the timing of payments. Cash payments for income taxes totaled $115 million in the first three months of 2011. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $10 million during the first three months of 2011.

During the first three months of 2011, the company’s primary investing activities the purchase of property, plant and equipment and acquisitions. The company expended $64 million for purchases of property, plant and equipment and $24 million for acquisitions.

The company’s financing activities provided $1.65 billion of cash during the first three months of 2011, principally from the issuance of debt offset in part by the repurchase of $538 million of the company’s common stock. Following issuance of a redemption notice for the remaining $329 million principal outstanding of the company’s 3.25% Senior Subordinated Convertible Notes due 2024, substantially all of the balance was converted for a total cash outlay of $452 million of which $35 million was paid in the first quarter of 2011 and the remainder was paid early in the second quarter. The company’s financing activities in the first three months of 2011 also included $45 million of proceeds of employee stock option exercises.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2011.

Item 4.          Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

THERMO FISHER SCIENTIFIC INC.

Based on the evaluation of the company’s disclosure controls and procedures as of March 31, 2012, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2011, currency translation had a favorable effect of $266 million on the revenues of our continuing operations due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services, and in the first three months of 2012, currency translation had an unfavorable effect on revenues of our continuing operations of $28 million.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (tradenames) on our balance sheet, which amount to approximately $12.08 billion and $1.33 billion, respectively, as of March 31, 2012. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

of data or reduced functionality. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.

Our debt may restrict our investment opportunities or limit our activities. As of March 31, 2012, we had approximately $6.68 billion in outstanding indebtedness. In addition, on April 11, 2012, we terminated our prior revolving credit agreements and entered into new revolving credit facilities that provide for up to $2.0 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facilities include a total debt-to-EBITDA ratio. Specifically, the company has agreed that, so long as any lender has any commitment under either facility, or any loan or other obligation is outstanding under either facility, or any letter of credit is outstanding under the facility that supports letters of credit, it will not permit (as the following terms are defined in the facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 3.5 to 1.0.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s first quarter of 2012 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal January (Jan. 1 – Feb. 4)	5,995,237	$50.04	5,995,237	$350.0
Fiscal February (Feb. 5 – Mar. 3)	—	—	—	350.0
Fiscal March (Mar. 4 – Mar. 31)	—	—	—	350.0

Total First Quarter	5,995,237	$50.04	5,995,237	$350.0

(1)  On November 11, 2011, the company announced a repurchase program authorizing the purchase of up to $750 million of the company's common stock through November 9,
      2012. All of the shares of common stock repurchased by the company during the first quarter of 2012 were purchased under this program.

Item 6.          Exhibits

    See Exhibit Index on page 42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of May 2012.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper, dated March 2, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 2, 2012 [File No. 1-8002] and incorporated in this document by reference).*

10.2
Form of Thermo Fisher Scientific Inc.’s March 2012 Performance Restricted Stock Unit Agreement for Band VII Officers (other than Marc Casper) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 2, 2012 [File No. 1-8002] and incorporated in this document by reference).*

10.3	Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper, dated March 2, 2012 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 2, 2012 [File No. 1-8002] and incorporated in this document by reference).*

10.4
Form of Thermo Fisher Scientific Inc.’s March 2012 Restricted Stock Unit Agreement for Band VII Officers (other than Marc Casper) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 2, 2012 [File No. 1-8002] and incorporated in this document by reference).*

10.5
Credit Agreement, dated April 11, 2012, among the Company, certain Subsidiaries of the Company from time to time party thereto, Bank of America, N.A., and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 13, 2012 [File No. 1-8002] and incorporated in this document by reference).

10.6	364-Day Credit Agreement, dated April 11, 2012, among the Company, Bank of America, N.A., and each lender from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 13, 2012 [File No. 1-8002] and incorporated in this document by reference).

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012, and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and April 2, 2011, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011, (v) Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2012 and April 2, 2011 and (vi) Notes to Consolidated Financial Statements.