Form 10-Q
period 2012-06-30
THERMO FISHER SCIENTIFIC INC.
filed 2012-08-03
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common Stock, $1.00 par value	365,551,976

THERMO FISHER SCIENTIFIC INC.

PART I            FINANCIAL INFORMATION

Item 1.             Financial Statements

CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
(In millions)	2012	2011

Assets
Current Assets:
Cash and cash equivalents	$732.3	$1,016.3
Short-term investments, at quoted market value (cost of $4.8 and $4.8)	4.3	4.3
Accounts receivable, less allowances of $54.3 and $65.8	1,803.5	1,783.1
Inventories	1,390.7	1,330.1
Deferred tax assets	177.9	157.8
Other current assets	558.3	530.3

	4,667.0	4,821.9

Property, Plant and Equipment, at Cost, Net	1,602.5	1,611.3

Acquisition-related Intangible Assets, Net	7,516.5	7,815.9

Other Assets	545.5	611.3

Goodwill	12,029.8	11,973.3

	$26,361.3	$26,833.7

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	June 30,	December 31,
(In millions except share amounts)	2012	2011

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$786.2	$1,272.8
Accounts payable	652.6	612.3
Accrued payroll and employee benefits	299.9	324.4
Deferred revenue	215.3	192.5
Other accrued expenses	749.2	711.1

	2,703.2	3,113.1

Deferred Income Taxes	2,108.1	2,229.3

Other Long-term Liabilities	709.7	698.0

Long-term Obligations	5,745.9	5,755.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 408,744,991 and 406,416,940 shares issued	408.7	406.4
Capital in excess of par value	10,258.0	10,152.0
Retained earnings	7,131.6	6,716.3
Treasury stock at cost, 43,193,015 and 35,033,919 shares	(2,246.2)	(1,837.1)
Accumulated other comprehensive items	(457.7)	(399.5)

	15,094.4	15,038.1

	$26,361.3	$26,833.7

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions except per share amounts)	2012	2011	2012	2011

Revenues
Product revenues	$2,678.7	$2,432.6	$5,307.5	$4,733.4
Service revenues	429.4	421.4	857.4	803.2

	3,108.1	2,854.0	6,164.9	5,536.6

Costs and Operating Expenses:
Cost of product revenues	1,497.9	1,425.1	2,999.9	2,748.4
Cost of service revenues	288.9	267.9	554.0	510.9
Selling, general and administrative expenses	835.0	772.9	1,659.3	1,477.1
Research and development expenses	94.2	83.2	185.9	157.9
Restructuring and other costs, net	24.3	39.8	36.5	55.0

	2,740.3	2,588.9	5,435.6	4,949.3

Operating Income	367.8	265.1	729.3	587.3
Other Expense, Net	(49.4)	(10.3)	(99.8)	(33.0)

Income from Continuing Operations Before Provision for Income Taxes	318.4	254.8	629.5	554.3
Provision for Income Taxes	(26.0)	(37.7)	(56.3)	(89.7)

Income from Continuing Operations	292.4	217.1	573.2	464.6
(Loss) Income from Discontinued Operations (net of income tax (benefit) provision of $(4.9), $0.3, $(7.2) and $3.7)	(7.5)	0.5	(11.3)	5.7
(Loss) Gain on Disposal of Discontinued Operations, Net (net of income tax (benefit) provision of $(23.3), $191.2, $(23.1) and $190.9)	(51.1)	305.8	(50.8)	305.3

Net Income	$233.8	$523.4	$511.1	$775.6

Earnings per Share from Continuing Operations
Basic	$.80	$.57	$1.56	$1.21
Diluted	$.79	$.56	$1.55	$1.19

Earnings per Share
Basic	$.64	$1.37	$1.39	$2.01
Diluted	$.63	$1.36	$1.38	$1.99

Weighted Average Shares
Basic	367.0	381.9	367.1	385.3
Diluted	369.2	385.9	369.6	390.3

Cash Dividend Declared per Common Share	$.13	$—	$.26	$—

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Comprehensive Income (Loss)
Net Income	$233.8	$523.4	$511.1	$775.6

Other Comprehensive Items:
Currency translation adjustment	(310.6)	96.1	(62.1)	215.9
Unrealized gains on available-for-sale investments (net of tax provision of $0.1, $0.2, $0.1 and $0.4)	0.1	0.8	0.1	1.2
Unrealized gains on hedging instruments (net of tax provision of $0.5, $3.7, $1.0 and $3.7)	0.8	5.9	1.6	6.0
Pension and other postretirement benefit liability adjustments (net of tax (provision) benefit of $(1.2), $0.3, $(1.1) and $0.3)	2.9	(0.8)	2.2	(0.7)

	(306.8)	102.0	(58.2)	222.4

	$(73.0)	$625.4	$452.9	$998.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	July 2,
(In millions)	2012	2011

Operating Activities
Net Income	$511.1	$775.6
Loss (income) from discontinued operations	11.3	(5.7)
Loss (gain) on disposal of discontinued operations	50.8	(305.3)

Income from continuing operations	573.2	464.6

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	484.1	385.2
Change in deferred income taxes	(115.2)	(78.6)
Non-cash stock-based compensation	37.5	41.9
Non-cash charges for sale of inventories revalued at the date of acquisition	37.9	16.6
Tax benefits from stock-based compensation awards	(8.2)	(15.4)
Other non-cash expenses, net	19.9	24.7
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(11.4)	(67.9)
Inventories	(103.3)	(62.4)
Other assets	(61.5)	(8.7)
Accounts payable	47.9	57.4
Other liabilities	19.4	(63.8)
Contributions to retirement plans	(11.6)	(12.8)

Net cash provided by continuing operations	908.7	680.8
Net cash (used in) provided by discontinued operations	(9.2)	12.5

Net cash provided by operating activities	899.5	693.3

Investing Activities
Acquisitions, net of cash acquired	(178.7)	(2,091.3)
Purchase of property, plant and equipment	(134.7)	(117.4)
Proceeds from sale of property, plant and equipment	7.7	3.2
Proceeds from sale of businesses, net of cash divested	—	13.8
Other investing activities, net	1.0	(2.9)

Net cash used in continuing operations	(304.7)	(2,194.6)
Net cash provided by discontinued operations	—	828.7

Net cash used in investing activities	$(304.7)	$(1,365.9)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,	July 2,
(In millions)	2012	2011

Financing Activities
Net proceeds from issuance of long-term debt	$0.2	$2,174.4
Decrease in commercial paper, net	(499.5)	—
Settlement of convertible debt	—	(452.0)
Redemption and repayment of long-term obligations	(1.5)	(0.5)
Purchases of company common stock	(400.0)	(762.5)
Dividends paid	(47.7)	—
Net proceeds from issuance of company common stock	63.8	141.8
Tax benefits from stock-based compensation awards	8.2	15.4
Increase in short-term notes payable	15.2	9.2
Other financing activities, net	(7.7)	—

Net cash (used in) provided by financing activities	(869.0)	1,125.8

Exchange Rate Effect on Cash	(9.8)	(14.2)

(Decrease) Increase in Cash and Cash Equivalents	(284.0)	439.0
Cash and Cash Equivalents at Beginning of Period	1,016.3	917.1

Cash and Cash Equivalents at End of Period	$732.3	$1,356.1

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2010	401.8	$401.8	$10,019.7	$5,386.4	10.4	$(490.5)	$43.6	$15,361.0

Issuance of shares under employees' and directors' stock plans	4.1	4.1	141.0	—	0.1	(8.8)	—	136.3
Settlement of convertible debt	—	—	(122.8)	—	—	—	—	(122.8)
Stock-based compensation	—	—	41.9	—	—	—	—	41.9
Tax benefit related to employees' and directors' stock plans	—	—	13.8	—	—	—	—	13.8
Purchases of company common stock	—	—	—	—	13.5	(762.5)	—	(762.5)
Net income	—	—	—	775.6	—	—	—	775.6
Other comprehensive items	—	—	—	—	—	—	222.4	222.4

Balance at July 2, 2011	405.9	$405.9	$10,093.6	$6,162.0	24.0	$(1,261.8)	$266.0	$15,665.7

Balance at December 31, 2011	406.4	$406.4	$10,152.0	$6,716.3	35.0	$(1,837.1)	$(399.5)	$15,038.1
Issuance of shares under employees' and directors' stock plans	2.3	2.3	65.0	—	0.2	(9.1)	—	58.2
Stock-based compensation	—	—	37.5	—	—	—	—	37.5
Tax benefit related to employees' and directors' stock plans	—	—	6.0	—	—	—	—	6.0
Purchases of company common stock	—	—	—	—	8.0	(400.0)	—	(400.0)
Dividend declared	—	—	—	(95.8)	—	—	—	(95.8)
Net income	—	—	—	511.1	—	—	—	511.1
Other comprehensive items	—	—	—	—	—	—	(58.2)	(58.2)
Other	—	—	(2.5)	—	—	—	—	(2.5)

Balance at June 30, 2012	408.7	$408.7	$10,258.0	$7,131.6	43.2	$(2,246.2)	$(457.7)	$15,094.4

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

Interim Financial Statements

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 2012, the results of operations for the three- and six-month periods ended June 30, 2012, and July 2, 2011, and the cash flows for the six-month periods ended June 30, 2012, and July 2, 2011. Interim results are not necessarily indicative of results for a full year.

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

Note 1 to the consolidated financial statements in the Company’s Form 10-K for 2011 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the six months ended June 30, 2012.

Discontinued Operations

The results of the company’s laboratory workstations business have been classified and presented as discontinued operations in the accompanying financial statements (Note 14). Prior period results have been adjusted to conform to this presentation. The discontinued operations have been excluded from the following notes unless they were material. In such instances, the amounts related to the discontinued operations have been separately disclosed.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Six Months Ended
	June 30,	July 2,
(In millions)	2012	2011

Beginning Balance	$42.2	$41.7
Provision charged to income	29.6	24.6
Usage	(28.4)	(27.3)
Acquisitions	—	2.9
Adjustments to previously provided warranties, net	—	(0.3)
Other, net	(0.9)	1.9

Ending Balance	$42.5	$43.5

Inventories

The components of inventories are as follows:

	June 30,	December 31,
(In millions)	2012	2011

Raw Materials	$346.4	$335.2
Work in Process	142.8	129.3
Finished Goods	901.5	865.6

	$1,390.7	$1,330.1

Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,	December 31,
(In millions)	2012	2011

Land	$179.1	$179.9
Buildings and Improvements	752.7	747.4
Machinery, Equipment and Leasehold Improvements	1,720.6	1,647.6

	2,652.4	2,574.9
Less: Accumulated Depreciation and Amortization	1,049.9	963.6

	$1,602.5	$1,611.3

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition-related Intangible Assets

Acquisition-related intangible assets are as follows:

	June 30, 2012			December 31, 2011
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lives	$9,694.4	$(3,525.9)	$6,168.5	$9,637.2	$(3,169.3)	$6,467.9
Indefinite Lives	1,348.0	—	1,348.0	1,348.0	—	1,348.0

	$11,042.4	$(3,525.9)	$7,516.5	$10,985.2	$(3,169.3)	$7,815.9

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to assess potential impairment of assets, and in determining the ultimate loss from selling discontinued operations and abandoning leases at facilities being exited (Note 13). Actual results could differ from those estimates.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2.	Acquisitions and Dispositions

On May 1, 2012, the Laboratory Products and Services segment acquired Doe & Ingalls Management, LLC, a North Carolina-based channel for specialty production chemicals and provider of customized supply-chain services to the life sciences and microelectronics industries, for $175 million, net of cash acquired, (subject to a post-closing adjustment) plus up to $3 million of contingent consideration. The acquisition expands the segment’s products and services that address the production market. Revenues of Doe & Ingalls totaled approximately $110 million in 2011. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $81 million was allocated to goodwill, $53 million of which is tax deductible.

In the first six months of 2012, the Specialty Diagnostics segment acquired a business that holds proprietary technology for tests to diagnose pre-eclampsia and eclampsia, for $2.5 million plus contingent consideration of up to $5 million.

The company made contingent purchase price and post closing adjustment payments totaling $2.4 million in the first six months of 2012, for acquisitions completed prior to 2012. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

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

(In millions)	Doe & Ingalls

Purchase Price
Cash paid	$173.8
Purchase price payable	1.0
Fair value of contingent consideration	1.5

$176.3

Net Assets Acquired
Current assets	$21.7
Property, plant and equipment	11.6
Intangible assets:
Customer relationships	68.2
Product technology	1.1
Tradenames and other	16.8
Goodwill	81.3
Other assets	0.4
Liabilities assumed	(24.8)

$176.3

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted-average amortization periods for intangible assets acquired in 2012 are 13 years for customer relationships, 8 years for product technology and 8 years for tradenames and other. The weighted average amortization period for all intangible assets acquired in 2012 is 12 years.

The company acquired Dionex Corporation in May 2011 and the Phadia group in August 2011. Had the acquisitions of Dionex and Phadia been completed as of the beginning of 2010, the company’s pro forma results for 2011 would have been as follows:

	Three Months	Six Months
	Ended	Ended
(In millions except per share amounts)	July 2, 2011	July 2, 2011

Revenues	$3,064.2	$6,012.9

Income from Continuing Operations	$255.6	$520.8

Net Income	$561.9	$831.8

Earnings per Share from Continuing Operations:
Basic	$0.67	$1.35
Diluted	$0.66	$1.33

Earnings per Share:
Basic	$1.47	$2.16
Diluted	$1.46	$2.13

Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combinations including a pre-tax reduction in revenue of $0.1 million and $1.2 million in the three and six months ended July 2, 2011, respectively, due to the impact of revaluing Dionex deferred revenue obligations to fair value.

Additionally, the following non-recurring pro forma adjustments relating to charges recorded in 2011 have been assumed to have occurred in 2010 for pro forma purposes:

•	Pre-tax increase in income of $21.6 million for the three and six months ended July 2, 2011, relating to monetizing equity awards held by Dionex employees at the date of acquisition.

•	Pre-tax increase in income of $14.5 million for the three and six months ended July 2, 2011, for the sale of Dionex inventories revalued at the date of acquisition.

•
Pre-tax increase in income of $59.9 million and $62.9 million in the three and six months ended July 2, 2011, respectively, for acquisition-related transaction costs incurred by both the company and the acquirees.

The company’s results would not have been materially different from its pro forma results had the company’s other 2012 and 2011 acquisitions occurred at the beginning of 2011 or 2010, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dispositions

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business for $740 million in cash and its Lancaster Laboratories business for $180 million in cash and escrowed proceeds of $20 million, due in October 2012. The sale of these businesses resulted in an after-tax gain of approximately $304 million or $0.79 per diluted share in the second quarter of 2011. The results of both businesses have been included in the accompanying financial statements as discontinued operations. Operating results of these businesses in the first quarter of 2011 were as follows:

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Revenues
Analytical Technologies	$999.5	$929.2	$2,005.7	$1,759.4
Specialty Diagnostics	731.9	570.6	1,463.8	1,147.9
Laboratory Products and Services	1,519.7	1,483.9	2,980.1	2,886.5
Eliminations	(143.0)	(129.7)	(284.7)	(257.2)

Consolidated revenues	3,108.1	2,854.0	6,164.9	5,536.6

Segment Income
Analytical Technologies (a)	174.9	159.0	360.2	296.0
Specialty Diagnostics (a)	199.3	135.9	386.2	278.7
Laboratory Products and Services (a)	215.9	214.6	420.2	413.6

Subtotal reportable segments (a)	590.1	509.5	1,166.6	988.3

Cost of revenues charges	(12.8)	(15.4)	(39.4)	(18.3)
Selling, general and administrative (charges) income, net	(1.8)	(38.0)	5.9	(41.1)
Restructuring and other costs, net	(24.3)	(39.8)	(36.5)	(55.0)
Amortization of acquisition-related intangible assets	(183.4)	(151.2)	(367.3)	(286.6)

Consolidated operating income	367.8	265.1	729.3	587.3
Other expense, net (b)	(49.4)	(10.3)	(99.8)	(33.0)

Income from continuing operations before provision for income taxes	$318.4	$254.8	$629.5	$554.3

Depreciation
Analytical Technologies	$16.1	$15.1	$32.8	$28.6
Specialty Diagnostics	17.9	10.0	35.6	19.7
Laboratory Products and Services	24.2	25.4	48.4	50.3

Consolidated depreciation	$58.2	$50.5	$116.8	$98.6

(a)  Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and
       amortization of acquisition-related intangibles.
(b)  The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Interest Income	$6.7	$6.6	$13.1	$11.6
Interest Expense	(57.4)	(38.9)	(115.1)	(66.7)
Other Items, Net	1.3	22.0	2.2	22.1

	$(49.4)	$(10.3)	$(99.8)	$(33.0)

Other Items, Net

In the three and six months ended July 2, 2011, other items, net includes $33 million of gains on currency exchange contracts associated with the acquisition of Phadia, offset in part by $10 million of fees associated with a short-term financing commitment to fund the Phadia acquisition.

Note 5.            Stock-based Compensation Expense

The components of pre-tax stock-based compensation expense for the company’s continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Stock Option Awards	$10.1	$12.3	$20.2	$25.3
Restricted Share/Unit Awards	10.2	8.0	17.3	16.6

Total Stock-based Compensation Expense	$20.3	$20.3	$37.5	$41.9

    Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Cost of Revenues	$1.4	$1.4	$2.6	$2.9
Selling, General and Administrative Expenses	18.5	18.4	34.0	38.0
Research and Development Expenses	0.4	0.5	0.9	1.0

Total Stock-based Compensation Expense	$20.3	$20.3	$37.5	$41.9

    As of June 30, 2012, there was $96 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2016 with a weighted average amortization period of 2.7 years.

As of June 30, 2012, there was $76 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2015 with a weighted average amortization period of 2.3 years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the first six months of 2012, the company made equity compensation grants to employees consisting of  1.0 million restricted stock units and options to purchase 2.8 million shares.

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

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Service Cost - Benefits Earned	$2.9	$3.0	$6.0	$6.1
Interest Cost on Benefit Obligation	12.7	13.7	25.5	27.1
Expected Return on Plan Assets	(13.8)	(14.4)	(27.6)	(28.7)
Amortization of Net Loss	1.7	0.1	3.4	1.5
Settlement/Curtailment Gain	(0.1)	—	(0.1)	—
Special Termination Benefits	0.3	0.1	0.5	0.1

Net Periodic Benefit Cost	$3.7	$2.5	$7.7	$6.1

   Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Service Cost - Benefits Earned	$0.2	$0.2	$0.4	$0.4
Interest Cost on Benefit Obligation	0.5	0.5	1.0	1.0
Amortization of Net Gain	—	(0.1)	—	(0.2)

Net Periodic Benefit Cost	$0.7	$0.6	$1.4	$1.2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.   Earnings per Share

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions except per share amounts)	2012	2011	2012	2011

Income from Continuing Operations	$292.4	$217.1	$573.2	$464.6
(Loss) Income from Discontinued Operations	(7.5)	0.5	(11.3)	5.7
(Loss) Gain on Disposal of Discontinued Operations, Net	(51.1)	305.8	(50.8)	305.3

Net Income	$233.8	$523.4	$511.1	$775.6

Basic Weighted Average Shares	367.0	381.9	367.1	385.3
Plus Effect of:
Convertible debentures	—	—	—	1.1
Stock options and restricted units	2.2	4.0	2.5	3.9

Diluted Weighted Average Shares	369.2	385.9	369.6	390.3

Basic Earnings per Share:
Continuing operations	$.80	$.57	$1.56	$1.21
Discontinued operations	(.16)	.80	(.17)	.81

	$.64	$1.37	$1.39	$2.01

Diluted Earnings per Share:
Continuing operations	$.79	$.56	$1.55	$1.19
Discontinued operations	(.16)	.79	(.17)	.80

	$.63	$1.36	$1.38	$1.99

Options to purchase 10.0 million, 3.7 million, 9.6 million and 6.0 million shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2012 and 2011 and the first six months of 2012 and 2011, respectively, because their effect would have been antidilutive.

Note 8.	Debt and Other Financing Arrangements

Credit Facilities

On April 11, 2012, the company terminated both of its prior revolving credit agreements and entered into new revolving credit facilities with a bank group that provide for up to $2.0 billion of unsecured multi-currency revolving credit. The new credit facilities include a $1 billion 5-year credit agreement, with an optional $500 million increase, and a $500 million 364-day credit agreement. The agreements call for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreements contain affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 3.5 to 1.0. The credit agreements permit the company to use the facilities for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The 5-year credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper ($400 million at June 30, 2012) to provide a source of funds in the event that commercial paper markets are not available. As of June 30, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $49 million as a result of outstanding letters of credit.

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

Accumulated other comprehensive items in the accompanying balance sheet consist of the following:

	June 30,	December 31,
(In millions)	2012	2011

Cumulative Translation Adjustment	$(268.4)	$(206.3)
Net Unrealized Gain on Available-for-sale Investments, Net of Tax	7.1	7.0
Net Unrealized Losses on Hedging Instruments, Net of Tax	(34.6)	(36.2)
Pension and Other Postretirement Benefit Liability Adjustments, Net of Tax	(161.8)	(164.0)

	$(457.7)	$(399.5)

The unrealized losses on hedging instruments relate to the company’s 5% Senior Notes due 2015 and 3.60% Senior Notes due 2021. The losses are being amortized as an increase in interest expense over the term of the related debt. The after-tax charges recognized in net income were $1.6 million and $0.1 million in the first six months of 2012 and 2011, respectively.

The after-tax pension and other postretirement benefit liability adjustments recognized in net income in the first six months of 2012 and 2011 were $2.2 million and $1.0 million, respectively.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$60.7	$60.7	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	35.5	35.5	—	—
Insurance contracts	58.0	—	58.0	—
Auction rate securities	4.3	—	—	4.3
Derivative contracts	1.6	—	1.6	—

Total Assets	$160.1	$96.2	$59.6	$4.3

Liabilities
Derivative contracts	$4.5	$—	$4.5	$—
Contingent consideration	4.6	—	—	4.6

Total Liabilities	$9.1	$—	$4.5	$4.6

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

probability that the company would be required to make such future payment. Changes to the fair value of contingent consideration are recorded in selling, general and administrative expense. The following tables provide a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities and contingent consideration.

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Auction Rate Securities
Beginning Balance	$4.3	$4.5	$4.3	$4.6
Sale of securities	—	(0.2)	—	(0.3)
Total unrealized gains (losses) included in other comprehensive income	—	0.1	—	0.1

Ending Balance	$4.3	$4.4	$4.3	$4.4

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Contingent Consideration
Beginning Balance	$1.4	$3.8	$1.7	$28.7
Additions	2.9	—	2.9	—
Payments	—	(0.1)	(0.3)	(25.1)
Change in fair value included in earnings	0.3	—	0.3	—
Currency translation	—	0.1	—	0.2

Ending Balance	$4.6	$3.8	$4.6	$3.8

The notional amounts of derivative contracts outstanding, consisting of foreign currency exchange contracts, totaled $617 million and $449 million at June 30, 2012 and December 31, 2011, respectively.

The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	June 30,	December 31,	June 30,	December 31,
(In millions)	2012	2011	2012	2011

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (a)	1.6	0.9	4.5	1.2

Total derivatives	$1.6	$0.9	$4.5	$1.2

(a)  The fair value of the foreign currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Derivatives Designated as Fair Value Hedges
Interest rate swaps	$—	$6.9	$—	$13.3
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts	7.2	33.6	8.0	6.9

Gains and losses recognized on interest rate swap and foreign currency exchange contracts are included in the consolidated statement of income, primarily under the caption other expense, net, together with the corresponding, offsetting losses and gains on the underlying hedged transactions except for the exchange rate hedges entered in anticipation of completing the 2011 acquisition of Phadia (discussed below). The gains on these contracts had no underlying offset in the company’s income statement.

On May 19, 2011, in connection with the planned acquisition of Phadia, the company entered into several foreign currency forward contracts to partly mitigate the currency exchange risk associated with the payment of the euro-denominated purchase price and the repayment of multi-currency debt on the Phadia books. The currencies purchased included the euro, Swedish krona and Japanese yen, with the aggregate notional amount totaling $2.34 billion. These currency forward contracts were not able to be designated as hedging instruments and therefore the change in the derivative fair value was marked to market through income/expense, resulting in a $33 million gain included in other expense, net, during the three and six months ended July 2, 2011.

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$6.2	$6.2	$6.5	$6.5

Debt Obligations:
Senior notes	6,083.4	6,508.5	6,093.0	6,454.6
Commercial paper	400.0	400.0	900.0	900.0
Other	48.7	48.7	35.0	35.0

	$6,532.1	$6,957.2	$7,028.0	$7,389.6

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12.	Supplemental Cash Flow Information

	Six Months Ended
	June 30,	July 2,
(In millions)	2012	2011

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$205.0	$2,708.1
Cash paid for acquired businesses and product lines	(176.3)	(2,182.3)

Liabilities assumed of acquired businesses and product lines	$28.7	$525.8

Declared but unpaid dividends	$48.0	$—

Issuance of stock upon vesting of restricted stock units	$27.5	$21.9

Note 13.	Restructuring and Other Costs, Net

    Restructuring and other costs in the first six months of 2012 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of several facilities in the U.S. and Europe.

    As of August 3, 2012, the company has identified restructuring actions that will result in additional charges of approximately $60 million, primarily in the remainder of 2012.

    During the second quarter of 2012, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.4	$11.5	$0.9	$—	$12.8
Selling, General and Administrative Expenses	—	1.5	0.3	—	1.8
Restructuring and Other Costs, Net	14.1	7.0	3.0	0.2	24.3

	$14.5	$20.0	$4.2	$0.2	$38.9

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $14.5 million of net restructuring and other charges in the second quarter of 2012. The segment recorded charges to cost of revenues of $0.4 million for accelerated depreciation at facilities closing due to real estate consolidation and $14.1 million of other restructuring costs, $10.5 million of which were cash costs. These costs, which were primarily associated with headcount reductions and facility consolidations including the closure and consolidation of several facilities in the U.S. and Europe, consisted of $7.6 million of severance for approximately 200 employees; $1.9 million of abandoned facility costs; and $1.0 million of other cash costs. The segment recorded $3.6 million of non-cash expense, net, primarily for fixed asset writedowns related to facility consolidations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Specialty Diagnostics

The Specialty Diagnostics segment recorded $20.0 million of net restructuring and other charges in the second quarter of 2012. The segment recorded charges to cost of revenues of $11.5 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $1.5 million primarily for transaction costs related to the One Lambda acquisition (Note 15); and $7.0 million of other restructuring costs, all of which were cash costs. The cash costs included $6.7 million of severance for approximately 60 employees; $0.1 million of abandoned facility costs; and $0.2 million of other cash costs associated with restructuring actions.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $4.2 million of net restructuring and other charges in the second quarter of 2012. The segment recorded charges to cost of revenues of $0.9 million for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $0.3 million for revisions of estimated contingent consideration for an acquisition; and $3.0 million of other restructuring costs, net, $2.8 million of which were cash costs associated with headcount reductions and facility consolidations to streamline operations. The cash costs included $1.5 million of severance for approximately 30 employees; $0.5 million of abandoned facility costs; and $0.8 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment also recorded $0.2 million of expense primarily related to fixed asset writedowns.

First Six Months of 2012

During the first six months of 2012, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$1.0	$37.8	$0.6	$—	$39.4
Selling, General and Administrative Expenses	(0.1)	1.5	0.3	(7.6)	(5.9)
Restructuring and Other Costs, Net	18.2	9.7	8.3	0.3	36.5

	$19.1	$49.0	$9.2	$(7.3)	$70.0

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

In the first six months of 2012, the Analytical Technologies segment recorded $19.1 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.0 million primarily for accelerated depreciation at facilities closing due to real estate consolidation; $0.1 million as a reduction of selling, general and administrative expenses; and $18.2 million of other restructuring costs, net, $14.6 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $10.7 million of severance for approximately 300 employees; $2.9 million of abandoned facility costs; and $1.0 million of other cash costs, primarily for retention, relocation and moving expenses associated with facility consolidations. The segment also recorded $3.6 million of non-cash expense, net, primarily for fixed asset writedowns.

Specialty Diagnostics

In the first six months of 2012, the Specialty Diagnostics segment recorded $49.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $37.8 million primarily for the sale of

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $1.5 million for transaction costs related to the One Lambda acquisition; and $9.7 million of other restructuring costs, $9.0 million of which were cash costs associated with headcount reductions and facility consolidations to streamline operations. The cash costs consisted of $8.4 million of severance for approximately 120 employees; $0.4 million of abandoned facility costs; and $0.2 million of other cash costs. The non-cash charges of $0.7 million consisted of writedowns to estimated disposal value of real estate held for sale.

Laboratory Products and Services

In the first six months of 2012, the Laboratory Products and Services segment recorded charges to cost of revenues of $0.6 million primarily for accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $0.3 million for revisions of estimated contingent consideration; and $8.3 million of other restructuring costs, $7.1 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $3.6 million of severance for approximately 110 employees; $1.7 million of abandoned facility costs; and $1.8 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $1.2 million of non-cash costs, net, primarily related to fixed asset writedowns.

Corporate

The company recorded a reduction of selling, general and administrative expenses of $7.6 million primarily for a gain from settlement with a product liability insurer, offset in part by $0.3 million of cash costs for severance at its corporate operations.

The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2011 Restructuring Plans
Balance At December 31, 2011	$3.7	$3.6	$0.1	$7.4
Costs incurred in 2012 (b)	1.4	0.6	0.2	2.2
Payments	(1.6)	(1.8)	(0.3)	(3.7)
Currency translation	(0.1)	—	—	(0.1)

Balance At June 30, 2012	$3.4	$2.4	$-	$5.8

2011 Restructuring Plans
Balance At December 31, 2011	$12.9	$3.6	$3.7	$20.2
Costs incurred in 2012 (b)	0.7	0.7	1.7	3.1
Reserves reversed	(0.9)	—	(0.6)	(1.5)
Payments	(10.2)	(2.6)	(1.8)	(14.6)

Balance At June 30, 2012	$2.5	$1.7	$3.0	$7.2

2012 Restructuring Plans
Costs incurred in 2012 (b)	$21.8	$3.7	$1.7	$27.2
Payments	(8.7)	(1.6)	(1.2)	(11.5)
Currency translation	0.1	—	—	0.1

Balance At June 30, 2012	$13.2	$2.1	$0.5	$15.8

(a)  Other includes cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition and employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)  Excludes an aggregate of $6 million of non-cash charges, net, which are detailed by segment above.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2012; and abandoned-facility payments, over lease terms expiring through 2018.

Note 14.	Discontinued Operations

On June 22, 2012, in an effort to exit a non-core business, the company’s senior management made a decision to pursue a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company expects to complete such a transaction by June 2013. The results of the laboratory workstations business have been classified and presented as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation. A product line with annual revenues of approximately $4 million that was reported within the laboratory workstations business in 2011 will be retained and is now reported in the Specialty Diagnostics segment.

For 2011, the laboratory workstations business had revenues of approximately $180 million, and an operating loss of approximately $6 million. In the second quarter of 2012, the company recorded an after tax charge of $51 million as the estimated loss on the planned divestiture. Future revisions to the estimated loss on sale may be required depending on the actual or expected proceeds from a sale transaction.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Operating results of the laboratory workstations business were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In millions)	2012	2011	2012	2011

Revenues	$46.4	$46.8	$94.3	$87.7
Pre-tax Income (Loss)	(12.4)	0.8	(18.5)	0.3

On April 4, 2011, the company sold two businesses (Note 2). The results of both businesses have been included in the accompanying financial statements as discontinued operations.

Note 15.	Subsequent Event

On July 16, 2012, the company announced that it has signed a definitive agreement to acquire One Lambda, a provider of transplant diagnostics, for approximately $866 million in cash, subject to a post-closing adjustment. The total cash outlay associated with the acquisition could aggregate up to approximately $925 million including contingent consideration based on One Lambda’s results in the year following the acquisition and obligations under three-year retention agreements established by One Lambda for key employees. The acquisition of One Lambda, which will become part of the Specialty Diagnostics segment, will enhance the segment’s presence in specialty in vitro diagnostics and add new capabilities to the company’s transplant-testing workflow. Revenues of One Lambda were $182 million in 2011. The transaction, which is expected to be completed in the fourth quarter of 2012, is subject to the satisfaction of customary closing conditions, including applicable regulatory approvals.

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

	Three Months Ended				Six Months Ended
	June 30,		July 2,		June 30,		July 2,
(Dollars in millions)	2012		2011		2012		2011

Revenues
Analytical Technologies	$999.5	32.2%	$929.2	32.6%	$2,005.7	32.5%	$1,759.4	31.8%
Specialty Diagnostics	731.9	23.5%	570.6	20.0%	1,463.8	23.7%	1,147.9	20.7%
Laboratory Products and Services	1,519.7	48.9%	1,483.9	52.0%	2,980.1	48.3%	2,886.5	52.1%
Eliminations	(143.0)	(4.6)%	(129.7)	(4.6)%	(284.7)	(4.5)%	(257.2)	(4.6)%

	$3,108.1	100%	$2,854.0	100%	$6,164.9	100%	$5,536.6	100%

Sales in the second quarter of 2012 were $3.11 billion, an increase of $254 million from the second quarter of 2011. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, higher sales at existing businesses. Had Phadia, Dionex and the company been combined from the beginning of 2011, revenues in 2012 would have increased $44 million (1%) over pro forma 2011 revenues. Aside from the effects of currency translation and other acquisitions, net of divestitures, revenues in 2012 increased $111 million (4%) over pro forma 2011 revenues (discussed in total and by segment below). The pro forma increase in revenues was primarily due to increased demand, across the company’s three segments, offset in part by modestly lower sales to academic and government markets which the company believes may be related to uncertainty in government funding expectations in the U.S. and Europe. The company currently expects weakness in academic and government markets will continue in the near term.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2012 and 2011. The company’s principal recent acquisitions are described below.

•
Doe & Ingalls, a channel for specialty production chemicals and provider of customized supply-chain services to life sciences and microelectronics industries, was acquired in May 2012 to expand the company’s products and services that address the production market.

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

In the second quarter of 2012, total company operating income and operating income margin were $368 million and 11.8%, respectively, compared with $265 million and 9.3%, respectively, in 2011. The increase in operating income was primarily due to profit on incremental sales from acquisitions and existing businesses and, to a lesser extent, productivity improvements. The increase was also due in part to $61 million of lower acquisition-related charges in the second quarter of 2012, offset in part by an increase in amortization expense of $32 million in 2012, primarily related to the acquisitions of Phadia and Dionex. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

The company’s effective tax rates were 8.2% and 14.8% in the second quarter of 2012 and 2011. The decrease in the effective tax rate was primarily due to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. The tax provision in the 2012 period was unfavorably affected by $2.1 million, or 0.7 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate for the full year 2012 will be between 8% and 10% based on currently forecasted rates of profitability in the countries in which the company conducts business.

Income from continuing operations increased to $292 million in the second quarter of 2012, from $217 million in the second quarter of 2011, primarily due to increased operating income and lower income taxes, offset in part by higher interest expense associated with debt to fund acquisitions.

During the first six months of 2012, the company’s cash flow from operations totaled $900 million (after deducting $9 million used by discontinued operations), compared with $693 million (including $13 million from discontinued operations) for the first six months of 2011. The increase resulted primarily from higher income before amortization and depreciation in 2012 compared to 2011 and lower increases in working capital items.

As of June 30, 2012, the company’s short-term debt totaled $786 million, including $400 million of commercial paper obligations and $352 million of senior notes, due December 2012. On April 11, 2012, the company terminated both of its prior revolving credit agreements and entered into new revolving credit facilities with a bank group that provide up to $2.0 billion of unsecured multi-currency revolving credit. The new credit facilities include a $1 billion 5-year credit agreement, with an optional $500 million increase, and a $500 million 364-day credit agreement. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 30, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $49 million as a result of outstanding letters of credit. The company expects to fund the acquisition of One Lambda (Note 15) through issuance of long-term debt and, if necessary, use of existing revolving credit facilities.

The company believes that its existing cash and short-term investments of $737 million as of June 30, 2012, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreements are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2011, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first six months of 2012.

Results of Operations

Second Quarter 2012 Compared With Second Quarter 2011

Continuing Operations

Sales in the second quarter of 2012 were $3.11 billion, an increase of $254 million from the second quarter of 2011. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, higher sales at existing businesses. Had Phadia, Dionex and the company been combined from the beginning of 2011, revenues in 2012 would have increased $44 million (1%) over pro forma second quarter of 2011 revenues, including $28 million due to other acquisitions, net of divestitures, and $111 million (4%) due to higher revenues at existing businesses, offset in part by a decrease of $95 million due to the unfavorable effects of currency translation. The pro forma increase in revenues in 2012 was primarily due to increased demand. Sales growth was strong in Asia, moderate in North America and modest in Europe. The increase in demand was offset in part by modestly lower sales to academic and government markets which the company believes may be related to uncertainty in government funding expectations in the U.S. and Europe. The company currently expects weakness in academic and government markets will continue in the near term.

In the second quarter of 2012, total company operating income and operating income margin were $368 million and 11.8%, respectively, compared with $265 million and 9.3%, respectively, in 2011. The increase in operating income was primarily due to profit on incremental sales from acquisitions and existing businesses and, to a lesser extent, productivity improvements. The increase was also due in part to $61 million of lower acquisition-related charges in the second quarter of 2012, offset in part by an increase in amortization expense of $32 million in 2012, primarily related to the acquisitions of Phadia and Dionex. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

In the second quarter of 2012, the company recorded restructuring and other costs, net, of $39 million, including $13 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $2 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisition of One Lambda. The company incurred $21 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several facilities in the U.S. and Europe (see Note 13). The company also recorded $4 million of non-cash expense, net, primarily for fixed asset writedowns related to facility consolidations.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the second quarter of 2011, the company recorded restructuring and other costs, net, of $93 million, including $15 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $38 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisitions of Dionex and Phadia. The company incurred $37 million of cash restructuring costs, including $22 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The cash costs also included continuing costs associated with headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of facilities in Finland and Austria with existing facilities in those countries. The company also recorded $3 million of non-cash costs primarily for a loss on sale of a heating equipment business.

As of August 3, 2012, the company has identified restructuring actions that will result in additional charges of approximately $60 million in 2012 and expects to identify additional actions during the remainder of 2012. The restructuring actions initiated in the first six months of 2012 are expected to result in annual cost savings of approximately $45 million.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	Three Months Ended
	June 30,	July 2,
(Dollars in millions)	2012	2011	Change

Revenues
Analytical Technologies	$999.5	$929.2	8%
Specialty Diagnostics	731.9	570.6	28%
Laboratory Products and Services	1,519.7	1,483.9	2%
Eliminations	(143.0)	(129.7)	10%

Consolidated Revenues	$3,108.1	$2,854.0	9%

Segment Income
Analytical Technologies	$174.9	$159.0	10%
Specialty Diagnostics	199.3	135.9	47%
Laboratory Products and Services	215.9	214.6	1%

Subtotal Reportable Segments	590.1	509.5	16%

Cost of Revenues Charges	(12.8)	(15.4)
Selling, General and Administrative Charges, Net	(1.8)	(38.0)
Restructuring and Other Costs, Net	(24.3)	(39.8)
Amortization of Acquisition-related Intangible Assets	(183.4)	(151.2)

Consolidated Operating Income	$367.8	$265.1	39%

Reportable Segments Operating Income Margin	19.0%	17.9%

Consolidated Operating Income Margin	11.8%	9.3%

Income from the company’s reportable segments increased 16% to $590 million in the second quarter of 2012 due primarily to profit on incremental sales from acquisitions and existing businesses as well as productivity improvements.

   Analytical Technologies

	Three Months Ended
	June 30,	July 2,
(Dollars in millions)	2012	2011	Change

Revenues	$999.5	$929.2	8%

Operating Income Margin	17.5%	17.1%	0.4

Sales in the Analytical Technologies segment increased $70 million to $1.00 billion in the second quarter of 2012. The increase was due to acquisitions, including Dionex, and, to a lesser extent, higher revenues at existing businesses, offset in part by the unfavorable effects of currency translation. Had Dionex and the company been combined from the beginning of 2011, revenues would have increased $15 million (1%) over pro forma 2011 revenues, including an increase of $48 million (5%) due to higher revenues at existing businesses, offset in part by a decrease of $33 million due to the unfavorable effects of currency translation. The pro forma increase in revenue at existing businesses was primarily due to increased demand across the segment’s range of analytical instruments and higher sales of bioscience products, offset in part by lower sales to customers in academic and government markets.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 17.5% in the second quarter of 2012 and 17.1% in the second quarter of 2011. The increase resulted from profit on incremental sales at existing businesses and productivity improvements. These increases were offset in part by inflationary cost increases.

   Specialty Diagnostics

	Three Months Ended
	June 30,	July 2,
(Dollars in millions)	2012	2011	Change

Revenues	$731.9	$570.6	28%

Operating Income Margin	27.2%	23.8%	3.4

Sales in the Specialty Diagnostics segment increased $161 million to $732 million in the second quarter of 2012. The increase was due to acquisitions, including Phadia and, to a lesser extent, higher revenues at existing businesses, offset in part by the unfavorable effects of currency translation. Had Phadia and the company been combined from the beginning of 2011, revenues would have increased $7 million (1%) over pro forma 2011 revenues, including increases of $11 million due to other acquisitions and $22 million (3%) due to higher revenues at existing businesses, offset in part by a decrease of $26 million due to the unfavorable effects of currency translation. The pro forma increase in revenue at existing businesses was primarily due to increased demand, particularly for clinical diagnostics and microbiology products.

Operating income margin was 27.2% in the second quarter of 2012 and 23.8% in the second quarter of 2011. The increase resulted from accretive acquisitions and, to a lesser extent, productivity improvements and profit on incremental sales at existing businesses.

   Laboratory Products and Services

	Three Months Ended
	June 30,	July 2,
(Dollars in millions)	2012	2011	Change

Revenues	$1,519.7	$1,483.9	2%

Operating Income Margin	14.2%	14.5%	(0.3)

Sales in the Laboratory Products and Services segment increased $36 million to $1.52 billion in the second quarter of 2012. Sales increased $17 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $39 million in 2012. In addition to the changes in revenue resulting from acquisitions and currency translation, revenues increased $58 million (4%) primarily due to increased demand for laboratory consumables and, to a lesser extent, clinical trial logistics services. The increase in demand was offset in part by modestly lower sales of laboratory equipment, particularly to customers in academic and government markets.

Operating income margin was 14.2% in the second quarter of 2012 and 14.5% in the second quarter of 2011. The decrease was primarily due to lower sales of higher margin laboratory equipment. These decreases were offset in part by productivity improvements.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $49 million and $10 million in the second quarter of 2012 and 2011, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. The increase was due in part to an increase of $19 million in interest expense related to the debt issued to fund the Phadia and Dionex acquisitions. In 2011, other items, net includes a $33 million gain on currency exchange contracts associated with the Phadia acquisition, offset in part by $10 million of fees associated with short-term financing commitments to fund the Phadia acquisition.

Provision for Income Taxes

The company’s effective tax rates were 8.2% and 14.8% in the second quarter of 2012 and 2011. The decrease in the effective tax rate was primarily due to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. The tax provision in the 2012 period was unfavorably affected by $2.1 million, or 0.7 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate for the full year 2012 will be between 8% and 10% based on currently forecasted rates of profitability in the countries in which the company conducts business.

Discontinued Operations

On June 22, 2012, in an effort to exit a non-core business, the company’s senior management made a decision to pursue a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company expects to complete such a transaction by June 2013. The results of the laboratory workstations business have been classified and presented as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation (Note 14). Revenues of the laboratory workstations business were approximately flat in the second quarter of 2012 at $46 million. Pre-tax loss of the business was $12 million in the second quarter of 2012 compared with approximately breakeven results in the second quarter of 2011. Results in 2012 were unfavorably affected by inventory write-offs, restructuring charges and higher manufacturing costs.

In the second quarter of 2012, the company recorded an after tax charge of $51 million as the estimated loss on the planned divestiture. Future revisions to the estimated loss on sale may be required depending on the actual or expected proceeds from a sale transaction. For all of 2011, the laboratory workstations business had revenues of approximately $180 million, and an operating loss of approximately $6 million.

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

First Six Months of 2012 Compared With First Six Months of 2011

Continuing Operations

Sales in the first six months of 2012 were $6.16 billion, an increase of $628 million from the first six months of 2011. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, higher sales at existing businesses, offset in part by the unfavorable effects of currency translation. Had Phadia, Dionex and the

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

company been combined from the beginning of 2011, revenues would have increased $155 million (3%) over pro forma 2011 revenues, including $46 million due to other acquisitions, net of divestitures and $231 million (4%) due to higher revenues at existing businesses, offset in part by $123 million due to the unfavorable effects of currency translation. The pro forma increase in revenues was primarily due to increased demand and, to a lesser extent, price increases. Sales growth was strong in Asia and moderate in North America and Europe. The increase in demand was offset in part by modestly lower sales to academic and government markets.

In the first six months of 2012, total company operating income and operating income margin were $729 million and 11.8%, respectively, compared with $587 million and 10.6%, respectively, in the first six months of 2011. The increase in operating income was primarily due to productivity improvements and, to a lesser extent, profit on incremental sales from acquisitions and existing businesses, offset in part by an increase in amortization expense of $81 million in 2012 primarily related to the acquisitions of Phadia and Dionex.

In the first six months of 2012, the company recorded restructuring and other costs, net, of $70 million, including $39 million of charges to cost of revenues related primarily to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and a $6 million reduction to selling, general and administrative expenses primarily for a gain from settlement with a product liability insurer partially offset by transaction costs related to the acquisition of One Lambda. The company incurred $31 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several facilities in the U.S. and Europe (see Note 13). The company also recorded $6 million of non-cash expense, net, primarily fixed asset writedowns related to facility consolidations.

In the first six months of 2011, the company recorded restructuring and other costs, net, of $114 million, including $18 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $41 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisitions of Dionex and Phadia. The company incurred $52 million of cash restructuring costs, including $22 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The cash costs also include continuing costs associated with headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded $3 million of non-cash expense, net, primarily related to a loss on sale of a heating equipment business.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Segment Results

	Six Months Ended
	June 30,	July 2,
(Dollars in millions)	2012	2011	Change

Revenues
Analytical Technologies	$2,005.7	$1,759.4	14%
Specialty Diagnostics	1,463.8	1,147.9	28%
Laboratory Products and Services	2,980.1	2,886.5	3%
Eliminations	(284.7)	(257.2)	11%

Consolidated Revenues	$6,164.9	$5,536.6	11%

Segment Income
Analytical Technologies	$360.2	$296.0	22%
Specialty Diagnostics	386.2	278.7	39%
Laboratory Products and Services	420.2	413.6	2%

Subtotal Reportable Segments	1,166.6	988.3	18%

Cost of Revenues Charges	(39.4)	(18.3)
Selling, General and Administrative Income (Charges), Net	5.9	(41.1)
Restructuring and Other Costs, Net	(36.5)	(55.0)
Amortization of Acquisition-related Intangible Assets	(367.3)	(286.6)

Consolidated Operating Income	$729.3	$587.3	24%

Reportable Segments Operating Income Margin	18.9%	17.9%

Consolidated Operating Income Margin	11.8%	10.6%

Income from the company’s reportable segments increased 18% to $1.17 billion in the first six months of 2012 due primarily to productivity improvements and, to a lesser extent, profit on incremental sales from existing businesses, offset in part by inflationary cost increases.

   Analytical Technologies

	Six Months Ended
	June 30,	July 2,
(Dollars in millions)	2012	2011	Change

Revenues	$2,005.7	$1,759.4	14%

Operating Income Margin	18.0%	16.8%	1.2

Sales in the Analytical Technologies segment increased $246 million to $2.01 billion in the first six months of 2012. The increase was due to acquisitions, including Dionex, higher revenue at existing businesses, offset in part by the unfavorable effects of currency translation. Had Dionex and the company been combined from the beginning of 2011, revenues would have increased $73 million (4%) over pro forma 2011 revenues, including an increase of $116 million (6%) due to higher revenues at existing businesses, offset in part by $43 million due to the unfavorable effects

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

of currency translation and $1 million due to a disposition. The pro forma increase in revenue at existing businesses was primarily due to increased demand across the segment’s range of analytical instruments and for bioscience products, offset in part by lower sales to customers in academic and government markets.

Operating income margin was 18.0% in the first six months of 2012 and 16.8% in the first six months of 2011. The increase resulted from productivity improvements, profit on incremental sales at existing businesses and, to a lesser extent, accretive acquisitions. These increases were offset by higher spending on commercial initiatives.

   Specialty Diagnostics

	Six Months Ended
	June 30,	July 2,
(Dollars in millions)	2012	2011	Change

Revenues	$1,463.8	$1,147.9	28%

Operating Income Margin	26.4%	24.3%	2.1

Sales in the Specialty Diagnostics segment increased $316 million to $1.46 billion in the first six months of 2012. The increase was due to acquisitions, including Phadia, higher revenue at existing businesses, offset in part by the unfavorable effects of currency translation. Had Phadia and the company been combined from the beginning of 2011, revenues would have increased $15 million (1%) over pro forma 2011 revenues, including increases of $22 million due to other acquisitions and $27 million (2%) due to higher revenues at existing businesses, offset in part by $34 million due to the unfavorable effects of currency translation. The pro forma increase in revenue at existing businesses was primarily due to increased demand for clinical diagnostic products and, to a lesser extent, microbiology products.

Operating income margin was 26.4% in the first six months of 2012 and 24.3% in the first six months of 2011. The increase resulted from accretive acquisitions and, to a lesser extent, productivity improvements and profit on incremental sales at existing businesses.

   Laboratory Products and Services

	Six Months Ended
	June 30,	July 2,
(Dollars in millions)	2012	2011	Change

Revenues	$2,980.1	$2,886.5	3%

Operating Income Margin	14.1%	14.3%	(0.2)

Sales in the Laboratory Products and Services segment increased $94 million to $2.98 billion in the first six months of 2012. Sales increased $23 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $50 million in 2012. In addition to the changes in revenue resulting from acquisitions and currency translation, revenues increased $120 million (4%) primarily due to increased demand for laboratory consumables and, to a lesser extent, clinical trial logistics services. The increase in demand was offset in part by lower sales of laboratory equipment, particularly to customers in academic and government markets.

Operating income margin decreased to 14.1% in the first six months of 2012 from 14.3% in the first six months of 2011, primarily due to inflationary pressures on costs, including oil-based raw materials such as plastic resin, and, to a lesser extent, lower sales of higher margin laboratory equipment. These decreases were offset in part by productivity improvements.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $100 million and $33 million in the first six months of 2012 and 2011, respectively (Note 4). The increase was primarily due to an increase of $48 million in interest expense related to the debt issued to fund the Phadia and Dionex acquisitions. In 2011, other items, net includes a $33 million gain on currency exchange contracts associated with the Phadia acquisition and repayment of its multi-currency debt, offset in part by $10 million of fees associated with short-term financing commitments to fund the Phadia acquisition.

Provision for Income Taxes

The company’s effective tax rates were 8.9% and 16.2% in the first six months of 2012 and 2011, respectively. The decrease in the effective tax rate was primarily due to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. In addition, the tax provision in the first six months of 2012 was unfavorably affected by $3.9  million, or 0.6 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the first six months of 2011 was unfavorably affected by $8.2 million or 1.5 percentage points, as a result of  adjustments to deferred tax balances due to changes in tax rates offset in part by $1.5 million, or 0.3 percentage points, for the favorable resolution of tax audits.

Discontinued Operations

On June 22, 2012, in an effort to exit a non-core business, the company’s senior management made a decision to pursue a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company expects to complete such a transaction by June 2013. The results of the laboratory workstations business have been classified and presented as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation. Revenues of the laboratory workstations business increased 8% to $94 million in the first six months of 2012 over the 2011 period. The business incurred a pre-tax loss of $19 million in 2012 compared with approximately breakeven results in the 2011 period due to inventory write-offs, restructuring charges and higher manufacturing costs.

In the second quarter of 2012, the company recorded an after tax charge of $51 million as the estimated loss on the planned divestiture. Future revisions to the estimated loss on sale may be required depending on the actual or expected proceeds from a sale transaction. For all of 2011, the laboratory workstations business had revenues of approximately $180 million, and an operating loss of approximately $6 million, which is net of restructuring costs of $4 million (Note 14).

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

Liquidity and Capital Resources

Consolidated working capital was $1.96 billion at June 30, 2012, compared with $1.71 billion at December 31, 2011. Included in working capital were cash, cash equivalents and short-term investments of $737 million at June 30, 2012 and $1.02 billion at December 31, 2011. The increase in working capital is primarily due to earnings before amortization and depreciation, offset in part by the repurchase of the company’s common stock.

First Six Months of 2012

Cash provided by operating activities was $900 million during the first six months of 2012. Increases in accounts receivable and inventory used cash of $11 million and $103 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $62 million primarily for prepaid expenses and income tax refunds. An increase in accounts payable provided cash of $48 million, primarily due to higher inventory purchases. Cash payments for income taxes totaled $165 million during the first six months of 2012, compared to $313 million in the prior year period. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $30 million during the first six months of 2012.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

During the first six months of 2012, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $179 million for acquisitions and $135 million for purchases of property, plant and equipment.

The company’s financing activities used $869 million of cash during the first six months of 2012, principally for the reduction of borrowings under the company’s commercial paper program and the repurchase of $400 million of the company’s common stock. Outstanding borrowings under the commercial paper program decreased $500 million during the first six months of 2012. In February 2012, the company initiated a quarterly cash dividend of $0.13 per outstanding share of common stock which was paid in April 2012 and totaled $48 million. The company’s financing activities also included $64 million of proceeds of employee stock option exercises. On November 10, 2011, the Board of Directors authorized the repurchase of up to $750 million of the company’s common stock through November 9, 2012. At June 30, 2012, $250 million was available for future repurchases of the company’s common stock under this authorization. On July 16, 2012, the company announced that the Board of Directors authorized the repurchase of an additional $500 million of the company’s common stock through December 31, 2012.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2012, such expenditures will approximate between $300 to $310 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2011 and June 30, 2012. On July 16, 2012, the company entered into an agreement to acquire One Lambda for a cash outlay expected to total approximately $866 million in the fourth quarter of 2012 (Note 15).

As of June 30, 2012, the company’s short-term debt totaled $786 million, including $400 million of commercial paper obligations and $352 million of senior notes, due December 2012. On April 11, 2012, the company terminated both of its prior revolving credit agreements and entered into new revolving credit facilities with a bank group that provide up to $2.0 billion of unsecured multi-currency revolving credit. The new credit facilities include a $1 billion 5-year credit agreement, with an optional $500 million increase, and a $500 million 364-day credit agreement. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 30, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $49 million as a result of outstanding letters of credit. The company expects to fund the acquisition of One Lambda (Note 15) through issuance of long-term debt and, if necessary, use of existing revolving credit facilities.

The company believes that its existing cash and short-term investments of $737 million as of June 30, 2012, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreements are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Six Months of 2011

Cash provided by operating activities was $693 million during the first six months of 2011. Increases in accounts receivable and inventory used cash of $68 million and $62 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $57 million, primarily due to higher inventory purchases. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $21 million during the first six months of 2011.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

During the first six months of 2011, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $2.09 billion for acquisitions, including contingent earn-out payments and $117 million for purchases of property, plant and equipment. The company’s continuing operations had cash proceeds from a divestiture of $14 million and the company’s discontinued operations had net cash proceeds of $829 million, primarily from the sale of Athena and Lancaster.

The company’s financing activities provided $1.13 billion of cash during the first six months of 2011, principally from the issuance of debt offset in part by the repurchase of $763 million of the company’s common stock. Following issuance of a redemption notice for the remaining $329 million principal outstanding of the company’s 3.25% Senior Subordinated Convertible Notes due 2024, all of the balance was converted or redeemed for a total cash outlay of $452 million. The company’s financing activities in the first six months of 2011 also included $142 million of proceeds of employee stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2011.

Item 4.             Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of June 30, 2012, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.          Risk Factors

    Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 29.

THERMO FISHER SCIENTIFIC INC.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. The U.S. Government has been unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011. Unless Congress and the Administration take further action, an enforcement mechanism known as sequestration will trigger a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending. As a result, government funding would be reduced for certain of our customers, which could have a significant effect on these entities’ spending policies. These policies in turn can have a significant effect on the demand for our products.

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2011, currency translation had a favorable effect of $244 million on the revenues of our continuing operations due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services, and in the first six months of 2012, currency translation had an unfavorable effect on revenues of our continuing operations of $123 million.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (tradenames) on our balance sheet, which amount to approximately $12.03 billion and $1.35 billion, respectively, as of June 30, 2012. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

Our debt may restrict our investment opportunities or limit our activities. As of June 30, 2012, we had approximately $6.53 billion in outstanding indebtedness. In addition, on April 11, 2012, we terminated our prior revolving credit agreements and entered into new revolving credit facilities that provide for up to $2.0 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s second quarter of 2012 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal April (Apr. 1 – May 5)	—	$—	—	$350.0
Fiscal May (May 6 – Jun. 2)	800,000	50.72	800,000	309.4
Fiscal June (Jun. 3 – Jun. 30)	1,203,597	49.37	1,203,597	250.0

Total Second Quarter	2,003,597	$49.91	2,003,597	$250.0

(1)  On November 11, 2011, the company announced a repurchase program authorizing the purchase of up to $750 million of the company's common stock through November 9,
       2012. All of the shares of common stock repurchased by the company during the second quarter of 2012 were purchased under this program. On July 16, 2012, the company announced a repurchase program authorizing the purchase of an additional $500 million of the company's common stock through December 31, 2012.

Item 6.	Exhibits

See Exhibit Index on page 51.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of August 2012.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX
Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated July 15, 2012, by and among One Lambda, Inc., Thermo Fisher Scientific Inc., DKC Acquisition Corp. and Dr. Emiko Terasaki, as the transaction representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 18, 2012 [File No. 1-8002] and incorporated in this document by reference).

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

99.1
Form of Voting Agreement entered into on July 15, 2012 among One Lambda, Inc., Thermo Fisher Scientific Inc. and certain principal shareholders of One Lambda, Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 18, 2012 [File No. 1-8002] and incorporated in this document by reference).

99.2
Form of Non-Competition Agreement entered into on July 15, 2012 among One Lambda, Inc., Thermo Fisher Scientific Inc. and certain securityholders of One Lambda, Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 18, 2012 [File No. 1-8002] and incorporated in this document by reference).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012, and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and July 2, 2011, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and July 2, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011, (v) Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2012 and July 2, 2011 and (vi) Notes to Consolidated Financial Statements.