Form 10-Q
period 2012-09-29
THERMO FISHER SCIENTIFIC INC.
filed 2012-11-02
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 29, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 29, 2012
Common Stock, $1.00 par value	360,214,897

THERMO FISHER SCIENTIFIC INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 29, 2012

THERMO FISHER SCIENTIFIC INC.

PART I          FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 29,	December 31,
(In millions)	2012	2011

Assets
Current Assets:
Cash and cash equivalents	$832.2	$1,016.3
Short-term investments, at quoted market value (cost of $4.8 and $4.8)	4.3	4.3
Accounts receivable, less allowances of $55.5 and $65.8	1,829.2	1,763.7
Inventories	1,517.0	1,330.1
Deferred tax assets	197.8	157.8
Other current assets	566.8	549.7

	4,947.3	4,821.9

Property, Plant and Equipment, at Cost, Net	1,669.9	1,611.3

Acquisition-related Intangible Assets, Net	7,972.2	7,815.9

Other Assets	554.8	611.3

Goodwill	12,433.8	11,973.3

	$27,578.0	$26,833.7

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	September 29,	December 31,
(In millions except share amounts)	2012	2011

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$434.8	$1,272.8
Accounts payable	684.3	612.3
Accrued payroll and employee benefits	378.7	324.4
Deferred revenue	208.4	192.5
Other accrued expenses	816.3	711.1

	2,522.5	3,113.1

Deferred Income Taxes	2,009.3	2,229.3

Other Long-term Liabilities	718.2	698.0

Long-term Obligations	7,037.5	5,755.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 410,564,459 and 406,416,940 shares issued	410.6	406.4
Capital in excess of par value	10,352.0	10,152.0
Retained earnings	7,374.8	6,716.3
Treasury stock at cost, 50,349,562 and 35,033,919 shares	(2,646.6)	(1,837.1)
Accumulated other comprehensive items	(200.3)	(399.5)

	15,290.5	15,038.1

	$27,578.0	$26,833.7

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions except per share amounts)	2012	2011	2012	2011

Revenues
Product revenues	$2,651.0	$2,517.4	$7,958.5	$7,250.8
Service revenues	434.7	415.5	1,292.1	1,218.7

	3,085.7	2,932.9	9,250.6	8,469.5

Costs and Operating Expenses:
Cost of product revenues	1,510.6	1,466.0	4,510.5	4,214.4
Cost of service revenues	276.7	248.0	830.7	758.9
Selling, general and administrative expenses	839.0	804.5	2,498.3	2,281.6
Research and development expenses	92.0	86.8	277.9	244.7
Restructuring and other costs, net	15.2	11.6	51.7	66.6

	2,733.5	2,616.9	8,169.1	7,566.2

Operating Income	352.2	316.0	1,081.5	903.3
Other Expense, Net	(55.8)	(49.6)	(155.6)	(82.6)

Income from Continuing Operations Before Income Taxes	296.4	266.4	925.9	820.7
Benefit from (Provision for) Income Taxes	3.0	(0.1)	(53.3)	(89.8)

Income from Continuing Operations	299.4	266.3	872.6	730.9
(Loss) Income from Discontinued Operations (net of income tax (benefit) provision of $(2.7), $(0.7), $(9.9) and $3.0)	(4.1)	(1.0)	(15.4)	4.7
(Loss) Gain on Disposal of Discontinued Operations, Net (net of income tax (benefit) provision of $(11.5), $(0.1), $(34.6) and $190.8)	(4.9)	0.1	(55.7)	305.4

Net Income	$290.4	$265.4	$801.5	$1,041.0

Earnings per Share from Continuing Operations
Basic	$.83	$.70	$2.39	$1.91
Diluted	$.82	$.70	$2.37	$1.89

Earnings per Share
Basic	$.80	$.70	$2.19	$2.72
Diluted	$.79	$.69	$2.18	$2.68

Weighted Average Shares
Basic	362.6	379.5	365.6	383.3
Diluted	365.4	382.7	368.2	387.7

Cash Dividend Declared per Common Share	$.13	$—	$.39	$—

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Comprehensive Income (Loss)
Net Income	$290.4	$265.4	$801.5	$1,041.0

Other Comprehensive Items:
Currency translation adjustment	256.8	(505.7)	194.7	(289.8)
Unrealized gains on available-for-sale investments (net of tax (benefit) provision of $(0.2), $0.2, $(0.1) and $0.6)	—	0.8	0.1	2.0
Unrealized gains (losses) on hedging instruments (net of tax provision (benefit) of $0.5, $(25.9), $1.5 and $(22.2))	0.8	(42.1)	2.4	(36.1)
Pension and other postretirement benefit liability adjustments (net of tax provision of $0.0, $0.5, $1.1 and $0.2)	(0.2)	1.6	2.0	0.9

	257.4	(545.4)	199.2	(323.0)

	$547.8	$(280.0)	$1,000.7	$718.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29,	October 1,
(In millions)	2012	2011

Operating Activities
Net Income	$801.5	$1,041.0
Loss (income) from discontinued operations	15.4	(4.7)
Loss (gain) on disposal of discontinued operations	55.7	(305.4)

Income from continuing operations	872.6	730.9

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	729.3	614.0
Change in deferred income taxes	(243.3)	(182.3)
Non-cash stock-based compensation	57.8	60.6
Non-cash charges for sale of inventories revalued at the date of acquisition	40.1	40.5
Tax benefits from stock-based compensation awards	(12.8)	(16.6)
Other non-cash expenses, net	29.1	36.6
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(16.2)	(76.0)
Inventories	(132.6)	(62.3)
Other assets	(81.2)	(66.2)
Accounts payable	71.2	29.0
Other liabilities	102.9	(54.7)
Contributions to retirement plans	(16.3)	(16.8)

Net cash provided by continuing operations	1,400.6	1,036.7
Net cash (used in) provided by discontinued operations	(21.2)	17.3

Net cash provided by operating activities	1,379.4	1,054.0

Investing Activities
Acquisitions, net of cash acquired	(1,072.4)	(5,691.1)
Purchase of property, plant and equipment	(210.7)	(180.2)
Proceeds from sale of property, plant and equipment	11.6	6.2
Proceeds from sale of businesses, net of cash divested	—	13.8
Other investing activities, net	1.7	(2.2)

Net cash used in continuing operations	(1,269.8)	(5,853.5)
Net cash provided by discontinued operations	3.4	784.1

Net cash used in investing activities	$(1,266.4)	$(5,069.4)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 29,	October 1,
(In millions)	2012	2011

Financing Activities
Net proceeds from issuance of long-term debt	$1,282.3	$4,254.4
(Decrease) increase in commercial paper, net	(849.3)	999.3
Settlement of convertible debt	—	(452.0)
Redemption and repayment of long-term obligations	(2.0)	(0.9)
Purchases of company common stock	(800.0)	(987.5)
Dividends paid	(95.3)	—
Net proceeds from issuance of company common stock	131.3	153.7
Tax benefits from stock-based compensation awards	12.8	16.6
Increase in short-term notes payable	14.4	9.3
Other financing activities, net	(4.5)	4.1

Net cash (used in) provided by financing activities	(310.3)	3,997.0

Exchange Rate Effect on Cash	13.2	(8.4)

Decrease in Cash and Cash Equivalents	(184.1)	(26.8)
Cash and Cash Equivalents at Beginning of Period	1,016.3	917.1

Cash and Cash Equivalents at End of Period	$832.2	$890.3

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2010	401.8	$401.8	$10,019.7	$5,386.4	10.4	$(490.5)	$43.6	$15,361.0

Issuance of shares under employees' and directors' stock plans	4.5	4.5	156.1	—	0.2	(8.9)	—	151.7
Settlement of convertible debt	—	—	(122.8)	—	—	—	—	(122.8)
Stock-based compensation	—	—	60.7	—	—	—	—	60.7
Tax benefit related to employees' and directors' stock plans	—	—	14.8	—	—	—	—	14.8
Purchases of company common stock	—	—	—	—	17.4	(987.5)	—	(987.5)
Net income	—	—	—	1,041.0	—	—	—	1,041.0
Other comprehensive items	—	—	—	—	—	—	(323.0)	(323.0)

Balance at October 1, 2011	406.3	$406.3	$10,128.5	$6,427.4	28.0	$(1,486.9)	$(279.4)	$15,195.9

Balance at December 31, 2011	406.4	$406.4	$10,152.0	$6,716.3	35.0	$(1,837.1)	$(399.5)	$15,038.1
Issuance of shares under employees' and directors' stock plans	4.2	4.2	134.9	—	0.2	(9.5)	—	129.6
Stock-based compensation	—	—	57.8	—	—	—	—	57.8
Tax benefit related to employees' and directors' stock plans	—	—	9.8	—	—	—	—	9.8
Purchases of company common stock	—	—	—	—	15.1	(800.0)	—	(800.0)
Dividends declared	—	—	—	(143.0)	—	—	—	(143.0)
Net income	—	—	—	801.5	—	—	—	801.5
Other comprehensive items	—	—	—	—	—	—	199.2	199.2
Other	—	—	(2.5)	—	—	—	—	(2.5)

Balance at September 29, 2012	410.6	$410.6	$10,352.0	$7,374.8	50.3	$(2,646.6)	$(200.3)	$15,290.5

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

Interim Financial Statements

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 29, 2012, the results of operations for the three- and nine-month periods ended September 29, 2012, and October 1, 2011, and the cash flows for the nine-month periods ended September 29, 2012, and October 1, 2011. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2011, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2011 financial statements and notes included in the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on August 10, 2012.

Note 1 to the consolidated financial statements for 2011 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended September 29, 2012.

Presentation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Nine Months Ended
	September 29,	October 1,
(In millions)	2012	2011

Beginning Balance	$42.2	$41.7
Provision charged to income	48.7	39.5
Usage	(42.5)	(41.3)
Acquisitions	—	3.0
Adjustments to previously provided warranties, net	(0.4)	(1.5)
Other, net	(0.2)	0.5

Ending Balance	$47.8	$41.9

Inventories

The components of inventories are as follows:

	September 29,	December 31,
(In millions)	2012	2011

Raw Materials	$380.5	$335.2
Work in Process	163.4	129.3
Finished Goods	973.1	865.6

	$1,517.0	$1,330.1

Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 29,	December 31,
(In millions)	2012	2011

Land	$213.8	$179.9
Buildings and Improvements	789.1	747.4
Machinery, Equipment and Leasehold Improvements	1,750.8	1,647.6

	2,753.7	2,574.9
Less: Accumulated Depreciation and Amortization	1,083.8	963.6

	$1,669.9	$1,611.3

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition-related Intangible Assets

Acquisition-related intangible assets are as follows:

	September 29, 2012			December 31, 2011
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lives	$10,362.9	$(3,738.7)	$6,624.2	$9,637.2	$(3,169.3)	$6,467.9
Indefinite Lives	1,348.0	—	1,348.0	1,348.0	—	1,348.0

	$11,710.9	$(3,738.7)	$7,972.2	$10,985.2	$(3,169.3)	$7,815.9

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

Recent Accounting Pronouncements

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance will be effective for the company in 2013, however, early adoption is permitted. Adoption of this standard will not have an impact on the company’s consolidated financial position, results of operations or cash flows.

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

On September 13, 2012, the Specialty Diagnostics segment acquired One Lambda, a provider of transplant diagnostics, for approximately $884 million, net of cash acquired, including related real estate and subject to a post-closing adjustment, plus up to $25 million of additional contingent consideration based upon the achievement of specified operating results in the year following the acquisition. The company recorded $13 million as the fair value of contingent consideration at the acquisition date. The acquisition of One Lambda enhances the segment’s presence in specialty in vitro diagnostics and adds new capabilities to the company’s transplant-testing workflow. Revenues of One Lambda were $182 million in 2011. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $274 million was allocated to goodwill, all of which is tax deductible.

On May 1, 2012, the Laboratory Products and Services segment acquired Doe & Ingalls Management, LLC, a North Carolina-based channel for specialty production chemicals and provider of customized supply-chain services to the life sciences and microelectronics industries, for $175 million plus up to $3 million of contingent consideration. The acquisition expands the segment’s products and services that address the production market. Revenues of Doe & Ingalls totaled approximately $110 million in 2011. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $81 million was allocated to goodwill, $53 million of which is tax deductible.

In addition, in the first nine months of 2012, the Analytical Technologies segment acquired a manufacturer and supplier of radioactive isotope identifiers, x-ray and gamma-ray detectors and spectroscopy systems used to detect radioactive and other nuclear materials in security and environmental settings and the Specialty Diagnostics segment acquired a business that holds proprietary technology for tests to diagnose pre-eclampsia and eclampsia. The aggregate consideration for these acquisitions was $15 million plus contingent consideration of up to $5 million.

The company made contingent purchase price and post closing adjustment payments totaling $5 million in the first nine months of 2012, for acquisitions completed prior to 2012. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

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

Acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs are recorded in selling, general and administrative expenses. The net assets acquired have been recorded based on estimates of fair value and, for acquisitions completed within the past year, are subject to adjustment upon finalization of the valuation process. The company is not aware of any information that indicates the final valuations will differ materially from preliminary estimates.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    The components of the purchase price and net assets acquired for 2012 acquisitions are as follows:

(In millions)	One Lambda	Doe & Ingalls	Other	Total

Purchase Price
Cash paid	$878.8	$174.8	$15.4	$1,069.0
Purchase price payable	6.7	—	—	6.7
Fair value of contingent consideration	12.9	1.5	1.4	15.8
Cash acquired	(1.2)	—	—	(1.2)

	$897.2	$176.3	$16.8	$1,090.3

Net Assets Acquired
Current assets	$111.3	$21.7	$1.8	$134.8
Property, plant and equipment	30.3	11.6	0.1	42.0
Intangible assets:
Customer relationships	335.4	68.2	3.1	406.7
Product technology	172.5	1.1	7.1	180.7
Tradenames and other	17.2	16.8	—	34.0
Goodwill	274.4	81.3	8.8	364.5
Other assets	—	0.4	—	0.4
Liabilities assumed	(43.9)	(24.8)	(4.1)	(72.8)

	$897.2	$176.3	$16.8	$1,090.3

The weighted-average amortization periods for intangible assets acquired in 2012 are 13 years for customer relationships, 11 years for product technology and 13 years for tradenames and other. The weighted average amortization period for all intangible assets acquired in 2012 is 13 years.

The company acquired Dionex Corporation in May 2011, the Phadia group in August 2011 and One Lambda in September 2012. Had the acquisitions of Dionex and Phadia been completed as of the beginning of 2010, and the acquisition of One Lambda been completed as of the beginning of 2011, the company’s pro forma results for 2012 and 2011 would have been as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions except per share amounts)	2012	2011	2012	2011

Revenues	$3,122.6	$3,053.5	$9,383.7	$9,158.5

Income from Continuing Operations	$318.8	$289.0	$920.6	$816.9

Net Income	$309.8	$288.1	$849.5	$1,127.0

Earnings per Share from Continuing Operations:
Basic	$0.88	$0.76	$2.52	$2.12
Diluted	$0.87	$0.75	$2.50	$2.09

Earnings per Share:
Basic	$0.85	$0.75	$2.32	$2.93
Diluted	$0.85	$0.75	$2.31	$2.89

Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combinations. Acquisition-related transaction costs incurred by the company and One Lambda of $12.8 million and $15.0 million in the three and nine months ended September 29, 2012, respectively, recorded in 2012 have been assumed to have occurred in 2011 for pro forma purposes.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Additionally, the following non-recurring pro forma adjustments relating to charges recorded in 2011 have been assumed to have occurred in 2010 for pro forma purposes:

•	Pre-tax increase in income of $21.6 million for the nine months ended October 1, 2011, relating to monetizing equity awards held by Dionex employees at the date of acquisition.

•
Pre-tax increase in income of $24.4 million and $39.0 million for the three and nine months ended October 1, 2011, respectively, for the sale of Dionex and Phadia inventories revalued at the date of acquisition.

•
Pre-tax increase in income of $17.7 million and $80.6 million in the three and nine months ended October 1, 2011, respectively, for acquisition-related transaction costs incurred by the company, Dionex and Phadia.

The company’s results would not have been materially different from its pro forma results had the company’s other 2012 and 2011 acquisitions occurred at the beginning of 2011 or 2010, respectively.

Dispositions

On October 22, 2012, the company sold its laboratory workstations business and on April 4, 2011, the company sold its Athena Diagnostics business and its Lancaster Laboratories business (See Note 14).

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Revenues
Analytical Technologies	$1,012.2	$1,006.5	$3,017.9	$2,765.9
Specialty Diagnostics	706.7	615.8	2,170.5	1,763.7
Laboratory Products and Services	1,510.1	1,441.1	4,490.2	4,327.6
Eliminations	(143.3)	(130.5)	(428.0)	(387.7)

Consolidated revenues	3,085.7	2,932.9	9,250.6	8,469.5

Segment Income
Analytical Technologies (a)	191.7	195.9	551.9	491.9
Specialty Diagnostics (a)	170.0	150.3	556.2	429.0
Laboratory Products and Services (a)	214.0	200.9	634.2	614.5

Subtotal reportable segments (a)	575.7	547.1	1,742.3	1,535.4

Cost of revenues charges	(3.1)	(24.3)	(42.5)	(42.6)
Selling, general and administrative charges, net	(19.0)	(20.6)	(13.1)	(61.7)
Restructuring and other costs, net	(15.2)	(11.6)	(51.7)	(66.6)
Amortization of acquisition-related intangible assets	(186.2)	(174.6)	(553.5)	(461.2)

Consolidated operating income	352.2	316.0	1,081.5	903.3
Other expense, net (b)	(55.8)	(49.6)	(155.6)	(82.6)

Income from continuing operations before income taxes	$296.4	$266.4	$925.9	$820.7

Depreciation
Analytical Technologies	$15.5	$15.9	$48.3	$44.5
Specialty Diagnostics	18.2	13.0	53.8	32.7
Laboratory Products and Services	25.3	25.3	73.7	75.6

Consolidated depreciation	$59.0	$54.2	$175.8	$152.8

(a) Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and
      amortization of acquisition-related intangibles.
(b) The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Interest Income	$5.9	$6.8	$19.0	$18.4
Interest Expense	(60.3)	(49.5)	(175.4)	(116.2)
Other Items, Net	(1.4)	(6.9)	0.8	15.2

	$(55.8)	$(49.6)	$(155.6)	$(82.6)

Other Items, Net

In the three-month period ended October 1, 2011, other items, net includes $5 million of losses on currency exchange contracts associated with the acquisition of Phadia. In the nine months ended October 1, 2011, other items, net includes $28 million of gains on currency exchange contracts associated with the acquisition of Phadia, offset in part by $10 million of fees associated with a short-term financing commitment to fund the Phadia acquisition.

Note 5.           Stock-based Compensation Expense

    The components of pre-tax stock-based compensation expense for the company’s continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Stock Option Awards	$9.8	$12.0	$30.0	$37.3
Restricted Share/Unit Awards	10.5	6.7	27.8	23.3

Total Stock-based Compensation Expense	$20.3	$18.7	$57.8	$60.6

    Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Cost of Revenues	$1.2	$1.4	$3.8	$4.3
Selling, General and Administrative Expenses	18.6	16.8	52.6	54.8
Research and Development Expenses	0.5	0.5	1.4	1.5

Total Stock-based Compensation Expense	$20.3	$18.7	$57.8	$60.6

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    As of September 29, 2012, there was $85 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2016 with a weighted average amortization period of 2.5 years.

As of September 29, 2012, there was $66 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2015 with a weighted average amortization period of 2.1 years.

During the first nine months of 2012, the company made equity compensation grants to employees consisting of  1.0 million restricted stock units and options to purchase 2.8 million shares.

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

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Service Cost - Benefits Earned	$2.9	$3.0	$8.9	$9.1
Interest Cost on Benefit Obligation	12.7	13.6	38.2	40.7
Expected Return on Plan Assets	(13.8)	(14.4)	(41.4)	(43.1)
Amortization of Net Loss	1.7	0.8	5.1	2.3
Amortization of Prior Service Benefit	(0.1)	—	(0.1)	—
Settlement/Curtailment Loss	0.1	—	—	—
Special Termination Benefits	—	—	0.5	0.1

Net Periodic Benefit Cost	$3.5	$3.0	$11.2	$9.1

    Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Service Cost - Benefits Earned	$0.1	$0.1	$0.5	$0.5
Interest Cost on Benefit Obligation	0.4	0.4	1.4	1.4
Amortization of Net Gain	(0.1)	—	(0.1)	(0.2)

Net Periodic Benefit Cost	$0.4	$0.5	$1.8	$1.7

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.           Earnings per Share
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions except per share amounts)	2012	2011	2012	2011

Income from Continuing Operations	$299.4	$266.3	$872.6	$730.9
(Loss) Income from Discontinued Operations	(4.1)	(1.0)	(15.4)	4.7
(Loss) Gain on Disposal of Discontinued Operations, Net	(4.9)	0.1	(55.7)	305.4

Net Income	$290.4	$265.4	$801.5	$1,041.0

Basic Weighted Average Shares	362.6	379.5	365.6	383.3
Plus Effect of:
Convertible debentures	—	—	—	0.7
Stock options and restricted units	2.8	3.2	2.6	3.7

Diluted Weighted Average Shares	365.4	382.7	368.2	387.7

Basic Earnings per Share:
Continuing operations	$.83	$.70	$2.39	$1.91
Discontinued operations	(.02)	—	(.19)	.81

	$.80	$.70	$2.19	$2.72

Diluted Earnings per Share:
Continuing operations	$.82	$.70	$2.37	$1.89
Discontinued operations	(.02)	—	(.19)	.80

	$.79	$.69	$2.18	$2.68

Options to purchase 6.4 million, 5.5 million, 8.6 million and 5.8 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2012 and 2011 and the first nine months of 2012 and 2011, respectively, because their effect would have been antidilutive.

Note 8.	Debt and Other Financing Arrangements

Senior Notes

On August 15, 2012, the company issued $500 million principal amount of 1.85% senior notes due 2018 and $800 million principal amount of 3.15% senior notes due 2023 to fund its acquisition of One Lambda and for other general corporate purposes. Interest on each of the senior notes is payable semi-annually. Each of the notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

Credit Facilities

On April 11, 2012, the company terminated both of its prior revolving credit agreements and entered into new revolving credit facilities with a bank group that provide for up to $2.0 billion of unsecured multi-currency revolving credit. The new credit facilities include a $1 billion 5-year credit agreement, with an optional $500 million increase, plus a $500 million 364-day credit agreement. The agreements call for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreements contain affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 3.5 to 1.0. The credit agreements permit the company to use the facilities for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The 5-year credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper ($50 million at September 29, 2012) to provide a source of funds in the event that commercial paper markets are not available. As of September 29, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $49 million as a result of outstanding letters of credit.

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

Accumulated other comprehensive items in the accompanying balance sheet consist of the following:

	September 29,	December 31,
(In millions)	2012	2011

Cumulative Translation Adjustment	$(11.6)	$(206.3)
Net Unrealized Gain on Available-for-sale Investments, Net of Tax	7.1	7.0
Net Unrealized Losses on Hedging Instruments, Net of Tax	(33.8)	(36.2)
Pension and Other Postretirement Benefit Liability Adjustments, Net of Tax	(162.0)	(164.0)

	$(200.3)	$(399.5)

The unrealized losses on hedging instruments relate to the company’s 5% Senior Notes due 2015 and 3.60% Senior Notes due 2021. The losses are being amortized as an increase in interest expense over the term of the related debt. The after-tax charges recognized in net income were $2.4 million and $0.5 million in the first nine months of 2012 and 2011, respectively.

The after-tax pension and other postretirement benefit liability adjustments recognized in net income in the first nine months of 2012 and 2011 were $3.3 million and $1.9 million, respectively.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2012:

	September 29,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$61.3	$61.3	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	35.7	35.7	—	—
Insurance contracts	60.2	—	60.2	—
Auction rate securities	4.3	—	—	4.3
Derivative contracts	0.3	—	0.3	—

Total Assets	$161.8	$97.0	$60.5	$4.3

Liabilities
Derivative contracts	$0.5	$—	$0.5	$—
Contingent consideration	16.8	—	—	16.8

Total Liabilities	$17.3	$—	$0.5	$16.8

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Auction Rate Securities
Beginning Balance	$4.3	$4.4	$4.3	$4.6
Sale of securities	—	(0.2)	—	(0.5)
Total unrealized gains included in other comprehensive income	—	0.2	—	0.3

Ending Balance	$4.3	$4.4	$4.3	$4.4

The company has the ability and intent to hold the auction rate securities to maturity unless they are redeemed earlier by the issuer.

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Contingent Consideration
Beginning Balance	$4.6	$3.8	$1.7	$28.7
Additions	12.9	1.4	15.8	1.4
Payments	(0.7)	(2.2)	(1.0)	(27.3)
Change in fair value included in earnings	—	—	0.3	—
Currency translation	—	(0.1)	—	0.1

Ending Balance	$16.8	$2.9	$16.8	$2.9

The notional amounts of derivative contracts outstanding, consisting of foreign currency exchange contracts, totaled $688 million and $449 million at September 29, 2012 and December 31, 2011, respectively.

The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	September 29,	December 31,	September 29,	December 31,
(In millions)	2012	2011	2012	2011

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (a)	$0.3	$0.9	$0.5	$1.2

(a)  The fair value of the foreign currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Derivatives Designated as Fair Value Hedges
Interest rate swaps	$—	$3.2	$—	$16.5
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts
Included in cost of revenues	1.2	—	2.6	—
Included in other expense, net	(8.8)	25.0	(2.2)	31.9

Gains and losses recognized on interest rate swap and foreign currency exchange contracts are included in the consolidated statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions except for the exchange rate hedges entered in anticipation of completing the 2011 acquisition of Phadia (discussed below). The gains on these contracts had no underlying offset in the company’s income statement.

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

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	September 29, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$5.7	$5.7	$6.5	$6.5

Debt Obligations:
Senior notes	7,374.2	7,809.3	6,093.0	6,454.6
Commercial paper	50.0	50.0	900.0	900.0
Other	48.1	48.1	35.0	35.0

	$7,472.3	$7,907.4	$7,028.0	$7,389.6

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12.	Supplemental Cash Flow Information

	Nine Months Ended
	September 29,	October 1,
(In millions)	2012	2011

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$1,164.3	$7,055.1
Cash paid for acquired businesses and product lines	(1,069.0)	(5,902.7)

Liabilities assumed of acquired businesses and product lines	$95.3	$1,152.4

Declared but unpaid dividends	$47.7	$—

Issuance of stock upon vesting of restricted stock units	$28.8	$22.1

Note 13.	Restructuring and Other Costs, Net

Restructuring and other costs in the first nine months of 2012 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of several facilities in the U.S. and Europe.

As of November 2, 2012, the company has identified restructuring actions that will result in additional charges of approximately $60 million, primarily in the remainder of 2012 and the first half of 2013.

During the third quarter of 2012, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.3	$2.7	$0.1	$—	$3.1
Selling, General and Administrative Expenses	—	11.6	—	7.4	19.0
Restructuring and Other Costs, Net	8.5	1.7	4.9	0.1	15.2

	$8.8	$16.0	$5.0	$7.5	$37.3

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $8.8 million of net restructuring and other charges in the third quarter of 2012. The segment recorded charges to cost of revenues of $0.3 million for accelerated depreciation at facilities closing due to real estate consolidation and the sale of inventories revalued at the date of acquisition and $8.5 million of other restructuring costs, $7.9 million of which were cash costs. These costs, which were primarily associated with headcount reductions and facility consolidations including the closure and consolidation of several facilities in the U.S. and Europe, consisted of $5.1 million of severance for approximately 170 employees; $2.0 million of abandoned facility costs; and $0.8 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $0.6 million of non-cash expense primarily for writedowns to estimated disposal value of real estate held for sale.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Specialty Diagnostics

The Specialty Diagnostics segment recorded $16.0 million of net restructuring and other charges in the third quarter of 2012. The segment recorded charges to cost of revenues of $2.7 million primarily for the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $11.6 million for transaction costs related to the One Lambda acquisition and $1.7 million of other restructuring costs, all of which were cash costs. The cash costs included $1.5 million of severance for approximately 100 employees and $0.2 million of other cash costs associated with restructuring actions.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $5.0 million of net restructuring and other charges in the third quarter of 2012. The segment recorded charges to cost of revenues of $0.1 million and $4.9 million of other restructuring costs, net, $5.3 million of which were cash costs associated with headcount reductions and facility consolidations to streamline operations. The cash costs included $4.1 million of severance for approximately 140 employees; $0.4 million of abandoned facility costs; and $0.8 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment also recorded $0.4 million of income primarily related to a gain on sale of real estate.

Corporate

During the third quarter of 2012, the company recorded charges of $7.4 million to selling, general and administrative expenses related to product liability litigation.

First Nine Months of 2012

During the first nine months of 2012, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$1.3	$40.5	$0.7	$—	$42.5
Selling, General and Administrative Expenses	(0.1)	13.1	0.3	(0.2)	13.1
Restructuring and Other Costs, Net	26.7	11.4	13.2	0.4	51.7

	$27.9	$65.0	$14.2	$0.2	$107.3

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

In the first nine months of 2012, the Analytical Technologies segment recorded $27.9 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.3 million primarily for accelerated depreciation at facilities closing due to real estate consolidation; $0.1 million as a reduction of selling, general and administrative expenses; and $26.7 million of other restructuring costs, net, $22.5 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $15.8 million of severance for approximately 470 employees; $4.9 million of abandoned facility costs; and $1.8 million of other cash costs, primarily for retention, relocation and moving expenses associated with facility consolidations. The segment also recorded $4.2 million of non-cash expense, net, primarily for real estate writedowns related to facility consolidations.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Specialty Diagnostics

In the first nine months of 2012, the Specialty Diagnostics segment recorded $65.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $40.5 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $13.1 million for transaction costs related to the One Lambda acquisition; and $11.4 million of other restructuring costs, $10.7 million of which were cash costs associated with headcount reductions and facility consolidations to streamline operations. The cash costs consisted of $9.9 million of severance for approximately 220 employees; $0.4 million of abandoned facility costs; and $0.4 million of other cash costs. The non-cash charges of $0.7 million consisted of writedowns to estimated disposal value of real estate held for sale.

Laboratory Products and Services

In the first nine months of 2012, the Laboratory Products and Services segment recorded charges to cost of revenues of $0.7 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $0.3 million for revisions of estimated contingent consideration; and $13.2 million of other restructuring costs, $12.4 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $7.7 million of severance for approximately 250 employees; $2.1 million of abandoned facility costs; and $2.6 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $0.8 million of non-cash costs, net, primarily related to fixed asset writedowns partially offset by gains on sales of real estate.

Corporate

The company recorded $0.4 million of cash costs for severance at its corporate operations, offset in part by a reduction of selling, general and administrative expenses of $0.2 million, net, associated with product liability litigation.

The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2011 Restructuring Plans
Balance At December 31, 2011	$3.7	$3.6	$0.1	$7.4
Costs incurred in 2012 (b)	1.5	0.6	0.3	2.4
Reserves reversed	(0.1)	—	—	(0.1)
Payments	(2.8)	(2.2)	(0.3)	(5.3)
Currency translation	(0.1)	—	—	(0.1)

Balance At September 29, 2012	$2.2	$2.0	$0.1	$4.3

2011 Restructuring Plans
Balance At December 31, 2011	$14.1	$3.6	$2.5	$20.2
Costs incurred in 2012 (b)	1.1	1.7	2.1	4.9
Reserves reversed	(1.6)	(0.1)	(0.7)	(2.4)
Payments	(12.1)	(3.2)	(3.3)	(18.6)
Currency translation	0.1	—	—	0.1

Balance At September 29, 2012	$1.6	$2.0	$0.6	$4.2

2012 Restructuring Plans
Costs incurred in 2012 (b)	$32.9	$5.2	$3.1	$41.2
Payments	(16.5)	(3.4)	(2.5)	(22.4)
Currency translation	0.1	0.1	—	0.2

Balance At September 29, 2012	$16.5	$1.9	$0.6	$19.0

(a)  Other includes cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition and employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)  Excludes an aggregate of $6 million of non-cash charges, net, which are detailed by segment above.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2013; and abandoned-facility payments, over lease terms expiring through 2018.

Note 14.	Discontinued Operations

On June 22, 2012, in an effort to exit a non-core business, the company’s senior management made a decision to pursue a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company completed the sale in October 2012 for nominal proceeds. The results of the laboratory workstations business have been classified and presented as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation. A product line with annual revenues of approximately $4 million that was reported within the laboratory workstations business in 2011 was retained and is now reported in the Specialty Diagnostics segment.

For 2011, the laboratory workstations business had revenues of approximately $180 million, and an operating loss of approximately $6 million. In the nine months ended September 29, 2012, the company recorded after tax charges aggregating $58 million as the estimated loss on the divestiture. In addition, the company recorded an after-tax gain of $2 million upon receipt of additional proceeds from a prior divestiture.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Operating results of the laboratory workstations business were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In millions)	2012	2011	2012	2011

Revenues	$44.7	$44.4	$139.0	$132.1
Pre-tax Loss	(6.8)	(1.7)	(25.2)	(1.4)

    On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business for $740 million in cash and its Lancaster Laboratories business for $180 million in cash and escrowed proceeds of $20 million, substantially all of which was received in October 2012. The sale of these businesses resulted in an after-tax gain of approximately $304 million or $0.79 per diluted share in the second quarter of 2011. The results of both businesses have been included in the accompanying financial statements as discontinued operations. Operating results of these businesses in the first quarter of 2011 were as follows:

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

	Three Months Ended				Nine Months Ended
	September 29,		October 1,		September 29,		October 1,
(Dollars in millions)	2012		2011		2012		2011

Revenues
Analytical Technologies	$1,012.2	32.8%	$1,006.5	34.3%	$3,017.9	32.6%	$2,765.9	32.7%
Specialty Diagnostics	706.7	22.9%	615.8	21.0%	2,170.5	23.5%	1,763.7	20.8%
Laboratory Products and Services	1,510.1	48.9%	1,441.1	49.1%	4,490.2	48.5%	4,327.6	51.1%
Eliminations	(143.3)	(4.6)%	(130.5)	(4.4)%	(428.0)	(4.6)%	(387.7)	(4.6)%

	$3,085.7	100%	$2,932.9	100%	$9,250.6	100%	$8,469.5	100%

Sales in the third quarter of 2012 were $3.09 billion, an increase of $153 million from the third quarter of 2011. The increase was due to higher sales at existing businesses and acquisitions, including Phadia. Had Phadia and the company been combined from the beginning of 2011, revenues in 2012 would have increased $79 million (3%) over pro forma 2011 revenues. Aside from the effects of currency translation and other acquisitions, net of divestitures, revenues in 2012 increased $128 million (4%) over pro forma 2011 revenues (discussed in total and by segment below). The pro forma increase in revenues was primarily due to increased demand, across the company’s three segments, offset in part by modestly lower sales to customers in industrial markets following very strong sales growth to customers in these markets in the 2011 period. While sales to customers in academic and government markets increased modestly over weak sales to those markets in the third quarter of 2011, the company currently expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. and Europe.

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2012 and 2011. The company’s principal recent acquisitions are described below.

•
One Lambda, a provider of transplant diagnostics, was acquired in September 2012 to enhance the company’s presence in specialty in vitro diagnostics and add new capabilities to the company’s transplant-testing workflow.

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

In the third quarter of 2012, total company operating income and operating income margin were $352 million and 11.4%, respectively, compared with $316 million and 10.8%, respectively, in 2011. The increase in operating income and operating income margin was primarily due to profit on incremental sales from existing businesses and, to a lesser extent, productivity improvements, net of inflationary cost increases. The increase was also due in part to $28 million of lower acquisition-related charges in the third quarter of 2012, offset in part by an increase in amortization expense of $12 million in 2012, primarily related to the acquisition of Phadia and, to a lesser extent, foreign currency transaction losses on trade receivables and payables. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

The company recorded a benefit from income taxes in the third quarter of 2012, and a nominal provision in the third quarter of 2011. Both periods included year-to-date adjustments to reflect lower estimated full year taxes based on forecasted profitability in the countries in which the company conducts business. The estimated effective rate is 6% for 2012 and was 11% for 2011 as of the end of the third quarter of 2011. The decrease in the effective tax rate is due to higher profitability in lower tax jurisdictions. The tax provisions in the 2012 and 2011 periods were favorably affected by $1.5 million, or 0.5 percentage points, and $3.5 million, or 1.3 percentage points, respectively, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the 2011 period was also favorably affected by $7.9 million, or 3.0 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition.

Income from continuing operations increased to $299 million in the third quarter of 2012, from $266 million in the third quarter of 2011, primarily due to increased operating income and lower income taxes, offset in part by higher interest expense associated with debt to fund acquisitions.

During the first nine months of 2012, the company’s cash flow from operations totaled $1.38 billion (after deducting $21 million used by discontinued operations), compared with $1.05 billion (including $17 million from discontinued operations) for the first nine months of 2011. The increase resulted primarily from higher income before amortization and depreciation in 2012 compared to 2011 and lower increases in working capital items.

As of September 29, 2012, the company’s short-term debt totaled $435 million, including $50 million of commercial paper obligations and $351 million of senior notes, due December 2012. On April 11, 2012, the company terminated both of its prior revolving credit agreements and entered into new revolving credit facilities with a bank group that provide up to $2.0 billion of unsecured multi-currency revolving credit. The new credit facilities include a $1 billion 5-year credit agreement, with an optional $500 million increase, plus a $500 million 364-day credit agreement. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 29, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $49 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

The company believes that its existing cash and short-term investments of $837 million as of September 29, 2012, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreements are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2011, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2012.

Results of Operations

Third Quarter 2012 Compared With Third Quarter 2011

Continuing Operations

Sales in the third quarter of 2012 were $3.09 billion, an increase of $153 million from the third quarter of 2011. The increase was due to higher sales at existing businesses and acquisitions, including Phadia. Had Phadia and the company been combined from the beginning of 2011, revenues in 2012 would have increased $79 million (3%) over pro forma third quarter of 2011 revenues, including $36 million due to other acquisitions, net of divestitures, and $128 million (4%) due to higher revenues at existing businesses, offset in part by a decrease of $86 million due to the unfavorable effects of currency translation. The pro forma increase in revenues in 2012 was primarily due to increased demand offset in part by modestly lower sales to customers in industrial markets following very strong sales growth to customers in these markets in the 2011 period. Sales growth was strong in Asia and moderate in both Europe and, to a lesser extent, in North America. While sales to customers in academic and government markets increased modestly over weak sales to those markets in the third quarter of 2011, the company currently expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. and Europe.

In the third quarter of 2012, total company operating income and operating income margin were $352 million and 11.4%, respectively, compared with $316 million and 10.8%, respectively, in 2011. The increase in operating income and operating income margin was primarily due to profit on incremental sales from existing businesses and, to a lesser extent, productivity improvements, net of inflationary cost increases. The increase was also due in part to $28 million of lower acquisition-related charges in the third quarter of 2012, offset in part by an increase in amortization expense of $12 million in 2012, primarily related to the acquisition of Phadia and, to a lesser extent, foreign currency transaction losses on trade receivables and payables. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

In the third quarter of 2012, the company recorded restructuring and other costs, net, of $37 million, including $3 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $19 million of charges to selling, general and administrative expenses primarily for $12 million of transaction costs related to the acquisition of One Lambda and a $7 million charge for product liability litigation. The company incurred $15 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several facilities in the U.S. and Europe (see Note 13).

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the third quarter of 2011, the company recorded restructuring and other costs, net, of $57 million, including $24 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and $21 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisitions of Phadia and Dionex. The company incurred $11 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that were being consolidated, such as the consolidation of several Massachusetts facilities.

As of November 2, 2012, the company has identified restructuring actions that will result in additional charges of approximately $60 million in 2012 and the first half of 2013 and expects to identify additional actions during the remainder of 2012. The restructuring actions for which charges were incurred in the first nine months of 2012 are expected to result in annual cost savings of approximately $70 million.

On February 3, 2012, the Internal Revenue Service issued proposed regulations that provide guidance on the excise tax imposed on the sale of medical devices under Internal Revenue Code Section 4191. The tax applies to the sale in the U.S. of certain medical devices by a manufacturer, producer or importer of the device. The tax is in the amount of 2.3% of the sale price and will apply to all devices that are sold beginning January 1, 2013. Based on the company’s estimate of product revenue that is expected to be subject to the regulations, the company currently expects that imposition of the tax will cost approximately $25 million annually, beginning in 2013.

Segment Results

The company’s management evaluates segment operating performance using operating income before certain charges/credits to cost of revenues and selling, general and administrative expenses, principally associated with acquisition-related activities; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; and amortization of acquisition-related intangible assets. The company also refers to this measure as adjusted operating income. The company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining compensation (Note 3). Accordingly, the following segment data is reported on this basis.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	Three Months Ended
	September 29,	October 1,
(Dollars in millions)	2012	2011	Change

Revenues
Analytical Technologies	$1,012.2	$1,006.5	1%
Specialty Diagnostics	706.7	615.8	15%
Laboratory Products and Services	1,510.1	1,441.1	5%
Eliminations	(143.3)	(130.5)	10%

Consolidated Revenues	$3,085.7	$2,932.9	5%

Segment Income
Analytical Technologies	$191.7	$195.9	(2)%
Specialty Diagnostics	170.0	150.3	13%
Laboratory Products and Services	214.0	200.9	7%

Subtotal Reportable Segments	575.7	547.1	5%

Cost of Revenues Charges	(3.1)	(24.3)
Selling, General and Administrative Charges, Net	(19.0)	(20.6)
Restructuring and Other Costs, Net	(15.2)	(11.6)
Amortization of Acquisition-related Intangible Assets	(186.2)	(174.6)

Consolidated Operating Income	$352.2	$316.0	11%

Reportable Segments Operating Income Margin	18.7%	18.7%

Consolidated Operating Income Margin	11.4%	10.8%

Income from the company’s reportable segments increased 5% to $576 million in the third quarter of 2012 due primarily to profit on incremental sales from acquisitions and existing businesses as well as productivity improvements.

   Analytical Technologies

	Three Months Ended
	September 29,	October 1,
(Dollars in millions)	2012	2011	Change

Revenues	$1,012.2	$1,006.5	1%

Operating Income Margin	18.9%	19.5%	(0.6)

Sales in the Analytical Technologies segment increased $6 million to $1.01 billion in the third quarter of 2012. Sales increased $34 million (3%) due to higher revenues at existing businesses and $2 million due to acquisitions. These increases were offset in part by a decrease of $30 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for analytical instruments and bioscience products.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

    Operating income margin was 18.9% in the third quarter of 2012 and 19.5% in the third quarter of 2011. The decrease resulted from inflationary cost increases, commercial investments and unfavorable foreign currency exchange, offset in part by productivity improvements and profit on incremental sales at existing businesses.

   Specialty Diagnostics

	Three Months Ended
	September 29,	October 1,
(Dollars in millions)	2012	2011	Change

Revenues	$706.7	$615.8	15%

Operating Income Margin	24.1%	24.4%	(0.3)

Sales in the Specialty Diagnostics segment increased $91 million to $707 million in the third quarter of 2012. The increase was due to acquisitions, including Phadia and, to a lesser extent, higher revenues at existing businesses, offset in part by the unfavorable effects of currency translation. Had Phadia and the company been combined from the beginning of 2011, revenues would have increased $17 million (2%) over pro forma 2011 revenues, including increases of $10 million due to other acquisitions, including One Lambda, and $32 million (5%) due to higher revenues at existing businesses, offset in part by a decrease of $24 million due to the unfavorable effects of currency translation. The pro forma increase in revenue at existing businesses was primarily due to increased demand, particularly for clinical diagnostics and microbiology products.

Operating income margin was 24.1% in the third quarter of 2012 and 24.4% in the third quarter of 2011. The decrease resulted from inflationary cost increases, unfavorable foreign currency exchange and commercial investments offset in part by productivity improvements and profit on incremental sales at existing businesses.

   Laboratory Products and Services

	Three Months Ended
	September 29,	October 1,
(Dollars in millions)	2012	2011	Change

Revenues	$1,510.1	$1,441.1	5%

Operating Income Margin	14.2%	13.9%	0.3

Sales in the Laboratory Products and Services segment increased $69 million to $1.51 billion in the third quarter of 2012. Sales increased $26 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $35 million in 2012. In addition to the changes in revenue resulting from acquisitions and currency translation, revenues increased $78 million (5%) primarily due to increased demand for laboratory consumables and, to a lesser extent, clinical trial logistics services. The increase in demand was offset in part by modestly lower sales of laboratory equipment, particularly to customers in academic and government markets.

Operating income margin was 14.2% in the third quarter of 2012 and 13.9% in the third quarter of 2011. The increase was primarily due to productivity improvements offset in part by inflationary cost increases.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $56 million and $50 million in the third quarter of 2012 and 2011, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries and other items, net. The increase was due in part to an increase of $11 million in interest expense related to the debt issued to fund the Phadia, and One Lambda acquisitions. In 2011, other items, net includes a $5 million loss on currency exchange contracts associated with the Phadia acquisition.

Provision for Income Taxes

The company recorded a benefit from income taxes in the third quarter of 2012, and a nominal provision in the third quarter of 2011. Both periods included year-to-date adjustments to reflect lower estimated full year taxes based on forecasted profitability in the countries in which the company conducts business. The estimated effective rate is 6% for 2012 and was 11% for 2011 as of the end of the third quarter of 2011. The decrease in the effective tax rate is due to higher profitability in lower tax jurisdictions. The tax provisions in the 2012 and 2011 periods were favorably affected by $1.5 million, or 0.5 percentage points, and $3.5 million, or 1.3 percentage points, respectively, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the 2011 period was also favorably affected by $7.9 million, or 3.0 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition.

Discontinued Operations

On June 22, 2012, in an effort to exit a non-core business, the company’s senior management made a decision to pursue a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company completed the sale in October 2012 for nominal proceeds. The results of the laboratory workstations business have been classified and presented as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation (Note 14). Revenues of the laboratory workstations business were approximately flat in the third quarter of 2012 at $45 million. Pre-tax loss of the business was $7 million in the third quarter of 2012 compared with a pre-tax loss of $2 million in the third quarter of 2011. Results in 2012 were unfavorably affected by transition costs associated with relocation of the business and higher manufacturing costs.

In the third quarter of 2012, the company revised its expected loss on the divestiture and recorded an additional after tax charge of $7 million. For all of 2011, the laboratory workstations business had revenues of approximately $180 million and an operating loss of approximately $6 million.

In addition, the company recorded an after-tax gain of $2 million in the third quarter of 2012 for additional proceeds from a prior divestiture.

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena) for $740 million in cash and its Lancaster Laboratories business (Lancaster) for $180 million in cash and escrowed proceeds of $20 million, substantially all of which was received in October 2012. The sale of these businesses resulted in an after-tax gain of $304 million or $0.79 per diluted share. Revenues and operating income of the two businesses aggregated approximately $225 million and $60 million, respectively, in 2010. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented (Note 2).

First Nine Months of 2012 Compared With First Nine Months of 2011

Continuing Operations

Sales in the first nine months of 2012 were $9.25 billion, an increase of $781 million from the first nine months of 2011. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, higher sales at existing businesses, offset in part by the unfavorable effects of currency translation. Had Phadia, Dionex and the company been combined from the beginning of 2011, revenues would have increased $233 million (3%) over pro forma 2011 revenues, including $82 million due to other acquisitions, net of divestitures and $360 million (4%) due to higher revenues at existing businesses, offset in part by $209 million due to the unfavorable effects of currency translation. The pro forma increase in revenues was primarily due to increased demand. Sales growth was strong in Asia and moderate in North America and Europe. Demand from customers in academic and government markets slowed to nominal growth in the 2012 period.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the first nine months of 2012, total company operating income and operating income margin were $1.08 billion and 11.7%, respectively, compared with $903 million and 10.7%, respectively, in the first nine months of 2011. The increase in operating income was primarily due to productivity improvements and, to a lesser extent, profit on incremental sales from acquisitions and existing businesses and $68 million of lower acquisition-related charges in 2012. The increase was offset in part by an increase in amortization expense of $92 million in 2012 primarily related to the acquisitions of Phadia and Dionex.

In the first nine months of 2012, the company recorded restructuring and other costs, net, of $107 million, including $43 million of charges to cost of revenues related primarily to the sale of inventories revalued at the date of acquisition and $13 million of charges to selling, general and administrative expenses consisting of  transaction costs related to the acquisition of One Lambda and a $7 million charge related to product liability litigation. The company incurred $46 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several facilities in the U.S. and Europe (see Note 13). The company also recorded $6 million of non-cash expense, net, primarily real estate writedowns related to facility consolidations partially offset by a gain on sale of real estate.

In the first nine months of 2011, the company recorded restructuring and other costs, net, of $171 million, including $43 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and $62 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisitions of Dionex and Phadia. The company incurred $63 million of cash restructuring costs, including $22 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The cash costs also include continuing costs associated with headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded $3 million of non-cash expense, net, primarily for a loss on sale of a heating equipment business.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Segment Results

	Nine Months Ended
	September 29,	October 1,
(Dollars in millions)	2012	2011	Change

Revenues
Analytical Technologies	$3,017.9	$2,765.9	9%
Specialty Diagnostics	2,170.5	1,763.7	23%
Laboratory Products and Services	4,490.2	4,327.6	4%
Eliminations	(428.0)	(387.7)	10%

Consolidated Revenues	$9,250.6	$8,469.5	9%

Segment Income
Analytical Technologies	$551.9	$491.9	12%
Specialty Diagnostics	556.2	429.0	30%
Laboratory Products and Services	634.2	614.5	3%

Subtotal Reportable Segments	1,742.3	1,535.4	13%

Cost of Revenues Charges	(42.5)	(42.6)
Selling, General and Administrative Income (Charges), Net	(13.1)	(61.7)
Restructuring and Other Costs, Net	(51.7)	(66.6)
Amortization of Acquisition-related Intangible Assets	(553.5)	(461.2)

Consolidated Operating Income	$1,081.5	$903.3	20%

Reportable Segments Operating Income Margin	18.8%	18.1%

Consolidated Operating Income Margin	11.7%	10.7%

Income from the company’s reportable segments increased 13% to $1.74 billion in the first nine months of 2012 due primarily to profit on incremental sales from acquisitions and, to a lesser extent, existing businesses and productivity improvements offset in part by inflationary cost increases.

   Analytical Technologies

	Nine Months Ended
	September 29,	October 1,
(Dollars in millions)	2012	2011	Change

Revenues	$3,017.9	$2,765.9	9%

Operating Income Margin	18.3%	17.8%	0.5

Sales in the Analytical Technologies segment increased $252 million to $3.02 billion in the first nine months of 2012. The increase was due to acquisitions, including Dionex and higher revenue at existing businesses, offset in part by the unfavorable effects of currency translation. Had Dionex and the company been combined from the beginning of 2011, revenues would have increased $78 million (3%) over pro forma 2011 revenues, including an increase of $151 million (5%) due to higher revenues at existing businesses, offset in part by $74 million due to the unfavorable effects of currency translation and $1 million due to a disposition. The pro forma increase in revenue at existing businesses was primarily due to increased demand across the segment’s range of analytical instruments and for bioscience products, offset in part by lower sales to customers in academic and government markets.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 18.3% in the first nine months of 2012 and 17.8% in the first nine months of 2011. The increase resulted from profit on incremental sales at existing businesses and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset by higher spending on commercial initiatives.

   Specialty Diagnostics

	Nine Months Ended
	September 29,	October 1,
(Dollars in millions)	2012	2011	Change

Revenues	$2,170.5	$1,763.7	23%

Operating Income Margin	25.6%	24.3%	1.3

Sales in the Specialty Diagnostics segment increased $407 million to $2.17 billion in the first nine months of 2012. The increase was due to acquisitions, including Phadia, and higher revenue at existing businesses, offset in part by the unfavorable effects of currency translation. Had Phadia and the company been combined from the beginning of 2011, revenues would have increased $32 million (2%) over pro forma 2011 revenues, including increases of $32 million due to other acquisitions and $58 million (3%) due to higher revenues at existing businesses, offset in part by $58 million due to the unfavorable effects of currency translation. The pro forma increase in revenue at existing businesses was primarily due to increased demand for clinical diagnostic products and, to a lesser extent, microbiology products.

Operating income margin was 25.6% in the first nine months of 2012 and 24.3% in the first nine months of 2011. The increase resulted from the accretive Phadia acquisition and, to a lesser extent, productivity improvements and profit on incremental sales at existing businesses.

   Laboratory Products and Services

	Nine Months Ended
	September 29,	October 1,
(Dollars in millions)	2012	2011	Change

Revenues	$4,490.2	$4,327.6	4%

Operating Income Margin	14.1%	14.2%	(0.1)

Sales in the Laboratory Products and Services segment increased $163 million to $4.49 billion in the first nine months of 2012. Sales increased $50 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $85 million in 2012. In addition to the changes in revenue resulting from acquisitions and currency translation, revenues increased $198 million (5%) primarily due to increased demand for laboratory consumables and, to a lesser extent, clinical trial logistics services. The increase in demand was offset in part by lower sales of laboratory equipment, particularly to customers in academic and government markets.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin decreased to 14.1% in the first nine months of 2012 from 14.2% in the first nine months of 2011, primarily due to inflationary pressures on costs, including oil-based raw materials such as plastic resin, and, to a lesser extent, lower sales of higher margin laboratory equipment. These decreases were offset in part by productivity improvements.

Other Expense, Net

The company reported other expense, net, of $156 million and $83 million in the first nine months of 2012 and 2011, respectively (Note 4). The increase was primarily due to an increase of $59 million in interest expense related to the debt issued to fund the Phadia and Dionex acquisitions. In 2011, other items, net included a $28 million gain on currency exchange contracts associated with the Phadia acquisition and repayment of its multi-currency debt, offset in part by $10 million of fees associated with short-term financing commitments to fund the Phadia acquisition.

Provision for Income Taxes

The company’s effective tax rates were 5.8% and 10.9% in the first nine months of 2012 and 2011, respectively. The decrease in the effective tax rate was primarily due to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. In addition, the tax provision in the first nine months of 2012 was unfavorably affected by $2.4 million, or 0.3 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the first nine months of 2011 was favorably affected by $7.9 million, or 1.0 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition, offset in part by $4.7 million or 0.6 percentage points, as a result of  adjustments to deferred tax balances due to changes in tax rates.

Discontinued Operations

On June 22, 2012, in an effort to exit a non-core business, the company’s senior management made a decision to pursue a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company completed the sale in October 2012 for nominal proceeds. The results of the laboratory workstations business have been classified and presented as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation. Revenues of the laboratory workstations business increased 5% to $139 million in the first nine months of 2012 over the 2011 period. The business incurred a pre-tax loss of $25 million in 2012 compared with a pre-tax loss of $1 million in the 2011 period due to inventory write-offs, higher manufacturing costs and restructuring and other transition costs associated with relocation of the business.

In the first nine months of 2012, the company recorded after tax charges aggregating $58 million as the expected loss on the divestiture. For all of 2011, the laboratory workstations business had revenues of approximately $180 million, and an operating loss of approximately $6 million (Note 14).

In addition, the company recorded an after-tax gain of $2 million in the third quarter of 2012 for additional proceeds from a prior divestiture.

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business (Athena) for $740 million in cash and its Lancaster Laboratories business (Lancaster) for $180 million in cash and escrowed proceeds of $20 million, substantially all of which was received in October 2012. The sale of these businesses resulted in an after-tax gain of $304 million or $0.79 per diluted share. Revenues and operating income of the two businesses aggregated approximately $225 million and $60 million, respectively, in 2010. The results of both businesses have been included in the accompanying financial statements as discontinued operations for all periods presented (Note 2).

The company also received additional proceeds from a previously divested business in the second quarter of 2011, resulting in an after-tax gain of $1 million.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Recent Accounting Pronouncements

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance will be effective for the company in 2013, however, early adoption is permitted. Adoption of this standard will not have an impact on the company’s consolidated financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

Consolidated working capital was $2.42 billion at September 29, 2012, compared with $1.71 billion at December 31, 2011. Included in working capital were cash, cash equivalents and short-term investments of $837 million at September 29, 2012 and $1.02 billion at December 31, 2011. The increase in working capital is primarily due to higher earnings before amortization and depreciation, offset in part by the repurchase of the company’s common stock.

First Nine Months of 2012

Cash provided by operating activities was $1.38 billion during the first nine months of 2012. Increases in accounts receivable and inventory used cash of $16 million and $133 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $81 million primarily for prepaid expenses and the timing of tax refunds. An increase in accounts payable provided cash of $71 million, primarily due to higher inventory purchases. Cash payments for income taxes totaled $241 million during the first nine months of 2012, compared to $340 million in the prior year period for continuing operations. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $46 million during the first nine months of 2012.

During the first nine months of 2012, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $1.07 billion for acquisitions and $211 million for purchases of property, plant and equipment.

The company’s financing activities used $310 million of cash during the first nine months of 2012, principally to reduce commercial paper obligations by $849 million and for the repurchase of $800 million of the company’s common stock, offset in part by the issuance of $1.3 billion in senior notes (Note 8). In February 2012, the company initiated a quarterly cash dividend of $0.13 per outstanding share of common stock. Year-to-date dividend payments totaled $95 million. The company’s financing activities also included $131 million of proceeds from employee stock option exercises. On November 10, 2011, the Board of Directors authorized the repurchase of up to $750 million of the company’s common stock through November 9, 2012. On July 16, 2012, the company announced that the Board of Directors authorized the repurchase of an additional $500 million of the company’s common stock through December 31, 2012. At September 29, 2012, $350 million was available for future repurchases of the company’s common stock under these authorizations through December 31, 2012.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2012, such expenditures will approximate between $290 to $300 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2011 and September 29, 2012 with the exception of the issuance of $1.3 billion of senior notes described in Note 8.

As of September 29, 2012, the company’s short-term debt totaled $435 million, including $50 million of commercial paper obligations and $351 million of senior notes, due December 2012. On April 11, 2012, the company terminated both of its prior revolving credit agreements and entered into new revolving credit facilities with a bank group that provide up to $2.0 billion of unsecured multi-currency revolving credit. The new credit facilities include a $1 billion 5-year credit agreement, with an optional $500 million increase, plus a $500 million 364-day credit agreement. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 29, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $49 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

The company believes that its existing cash and short-term investments of $837 million as of September 29, 2012, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreements are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Nine Months of 2011

Cash provided by operating activities was $1.05 billion during the first nine months of 2011. Increases in accounts receivable and inventory used cash of $76 million and $62 million, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $29 million, primarily due to higher inventory purchases. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $50 million during the first nine months of 2011.

During the first nine months of 2011, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $5.69 billion for acquisitions, including contingent earn-out payments and $180 million for purchases of property, plant and equipment. The company’s continuing operations had cash proceeds from a divestiture of $14 million and the company’s discontinued operations had net cash proceeds of $798 million, primarily from the sale of Athena and Lancaster.

The company’s financing activities provided $4.00 billion of cash during the first nine months of 2011, principally from the issuance of debt offset in part by the repurchase of $988 million of the company’s common stock. Following issuance of a redemption notice for the remaining $329 million principal outstanding of the company’s 3.25% Senior Subordinated Convertible Notes due 2024, all of the balance was converted or redeemed for a total cash outlay of $452 million. The company’s financing activities in the first nine months of 2011 also included $154 million of proceeds of employee stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2011.

Item 4.            Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of September 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of September 29, 2012, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

THERMO FISHER SCIENTIFIC INC.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 29, 2012, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 30.

We must develop new products, adapt to rapid and significant technological change and respond to introductions of new products by competitors to remain competitive. Our growth strategy includes significant investment in and expenditures for product development. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements and evolving industry standards. Competitive factors include technological innovation, price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers. Our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can. Without the timely introduction of new products, services and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenue and operating results would suffer.

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

THERMO FISHER SCIENTIFIC INC.

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

Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. The U.S. Government has been unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011. Unless Congress and the Administration take further action, an enforcement mechanism known as sequestration will trigger a total of $1.2 trillion in spending reductions over the next decade, divided between domestic and defense spending. As a result, government funding would be reduced for certain of our customers, including those who are dependent on funding from the National Institutes of Health, which would likely have a significant effect on these entities’ spending policies. These policies in turn can have a significant effect on the demand for our products.

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2011, currency translation had a favorable effect of $244 million on the revenues of our continuing operations due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services, and in the first nine months of 2012, currency translation had an unfavorable effect on revenues of our continuing operations of $209 million.

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Healthcare reform legislation could adversely impact us. The recently enacted Patient Protection and Affordable Care Act could have an adverse impact on us. Some of the potential consequences, such as a reduction in governmental support of healthcare services or adverse changes to the delivery or pricing of healthcare services or products or mandated benefits, may cause healthcare-industry participants to purchase fewer of our products and services or to reduce the prices they are willing to pay for our products or services.

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

Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (tradenames) on our balance sheet, which amount to approximately $12.43 billion and $1.35 billion, respectively, as of September 29, 2012. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

We are required to comply with a wide variety of laws and regulations, and are subject to regulation by various federal, state and foreign agencies. For example, some of our operations are subject to regulation by the U.S. Food and Drug Administration and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with the U.S. Food and Drug Administration’s regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution, which would increase our costs and reduce our revenues.

We are also subject to a variety of federal, state, local and international laws and regulations that govern, among other things, the importation and exportation of products, the handling, transportation and manufacture of substances that could be classified as hazardous, and our business practices in the U.S. and abroad such as anti-corruption and anti-competition laws. A failure to comply with these laws and regulations could result in criminal, civil and administrative penalties.

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

Our debt may restrict our investment opportunities or limit our activities. As of September 29, 2012, we had approximately $7.47 billion in outstanding indebtedness. In addition, on April 11, 2012, we terminated our prior revolving credit agreements and entered into new revolving credit facilities that provide for up to $2.0 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

THERMO FISHER SCIENTIFIC INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s third quarter of 2012 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal July (Jul. 1 – Aug. 4)	2,754,326	$52.98	2,754,326	$604.1
Fiscal August (Aug. 5 – Sep. 1)	2,500,000	56.80	2,500,000	462.1
Fiscal September (Sep. 2 – Sep. 29)	1,894,229	59.16	1,894,229	350.0

Total Third Quarter	7,148,555	$55.96	7,148,555	$350.0

(1)  On November 11, 2011, the company announced a repurchase program authorizing the purchase of up to $750 million of the company's common stock through November
       9, 2012. On July 16, 2012, the company announced a repurchase program authorizing the purchase of an additional $500 million of the company's common stock through
       December 31, 2012. All of the shares of common stock repurchased by the company during the third quarter of 2012 were purchased under these programs.

Item 6.	Exhibits

See Exhibit Index on page 52.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of November 2012.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1
Indenture dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2009 [File No.  1-8002] and incorporated in this document by reference).

4.2
Fifth Supplemental Indenture dated as of August 22, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 22, 2012 [File No. 1-8002] and incorporated in this document by reference).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 29, 2012, and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 29, 2012 and October 1, 2011, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 29, 2012 and October 1, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011, (v) Consolidated Statement of Shareholders’ Equity for the nine months ended September 29, 2012 and October 1, 2011 and (vi) Notes to Consolidated Financial Statements.