Form 10-K
period 2012-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2013-02-27
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012 or

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

As of June 30, 2012, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $18,917,793,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 30, 2012).

As of February 2, 2013, the Registrant had 357,625,034 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Fisher’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

In November 2006, Thermo Electron Corporation (also referred to in this document as “Thermo,” which is the predecessor to Thermo Fisher) merged with Fisher Scientific International Inc. (also referred to in this document as “Fisher”) to create Thermo Fisher. Thermo Fisher has approximately 38,900 employees and serves more than 350,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.

We serve our customers through three premier brands, Thermo Scientific, Fisher Scientific and Unity Lab Services:

•
Thermo Scientific is our technology brand, offering customers a complete range of high-end analytical instruments as well as laboratory equipment, software, services, consumables and reagents. Our portfolio of products includes innovative technologies for mass spectrometry, elemental analysis, molecular spectroscopy, sample preparation, informatics, chemical research and analysis, cell culture, bioprocess production, cellular, protein and molecular biology research, allergy testing, drugs-of-abuse testing, therapeutic drug monitoring testing, microbiology, anatomical pathology, transplant diagnostics, as well as environmental monitoring and process control.

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

•
Unity Lab Services is our services brand, offering a complete portfolio of services from enterprise level engagements to individual instruments and laboratory equipment, regardless of the original manufacturer. Our services are designed to help our customers improve productivity, reduce costs and drive decisions with better data and information. Unity Lab Services offers a network of world-class service and support personnel with proven expertise to provide our customers with solutions that improve their laboratory operations.

In addition to our three premier brands, we offer a number of specialty brands that cover a range of products.

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

Analytical Technologies Segment

Through our Analytical Technologies Segment, we provide a broad offering of instruments, reagents, consumables, software and services that are used for a range of applications in the laboratory, on the production line and in the field. These products are used by customers in all four of our key end markets: pharmaceutical and biotechnology; academic and government; industrial and applied; and healthcare and diagnostics. This segment includes four primary businesses – Chromatography and Mass Spectrometry, Chemical Analysis, Environmental and Process Instruments, and Biosciences.

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

•
Life Sciences Mass Spectrometers include three major product lines: triple quadrupole, ion trap and hybrid systems. Our triple quadrupole systems provide high performance quantitative analysis of chemicals in biological fluids, environmental samples and food matrices. They are also used by the pharmaceutical industry for targeted quantitation during drug discovery. Our ion trap systems are used for in-depth structural analysis of large biomolecules, such as proteins, as well as structural characterization of small molecules, such as drugs and drug metabolites. Our hybrid (LC/MS/MS) mass spectrometers combine linear ion trap, quadrupole and Orbitrap technologies to provide high resolution and accurate mass capabilities for both research and applied markets and are well suited for drug metabolism, proteomics, environmental analysis, food safety, toxicology and clinical research applications.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Chromatography is a technique for separating, identifying and quantifying individual chemical components of substances based on their specific physical and chemical characteristics. Our chromatography product line includes high performance liquid chromatography, ion chromatography and gas chromatography systems, all of which are supported by our Chromeleon chromatography data system software. Our comprehensive array of consumables and environmental sampling products complete the workflow solution.

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

Chemical Analysis

Our chemical analysis products fall into three main categories: materials and minerals; molecular spectroscopy; and portable analytical instruments. Customers use these products to quickly and accurately analyze the composition of materials in small samples to optimize workflows in academic, life sciences, pharmaceutical, and industrial applications. Our product lines range from those used in the laboratory for research or forensics, to those used on the production line to improve quality and efficiency, to portable systems for rapid and real-time identification in the field.

•
Materials and Minerals Products include bench-top, production line, and stand-alone systems for a range of industrial applications. For example, our laboratory elemental analyzers use X-ray fluorescence (XRF), X-ray diffraction (XRD), and arc spark optical emission (OES) techniques for accurate and precise analysis of bulk materials in the metals, cement, minerals, and petrochemicals industries. We also offer on line analyzers that employ neutron activation and measurement of gamma rays to analyze bulk materials non-invasively and in real time, as well as systems that enable high-speed weighing during bulk materials handling. We also offer gauging systems that employ ionizing and non-ionizing technologies to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as steel, plastics, foil, rubber and glass.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

•
Molecular Spectroscopy Products are divided into four primary techniques: Fourier transform infrared (FTIR), Raman, near-infrared (NIR) and ultraviolet/visible (UV/Vis) spectroscopy. These technologies are typically used in the laboratory to provide information on the structure of molecules to identify, verify and quantify organic materials in pharmaceutical, biotechnology, polymer, chemical, and forensic sciences. Our material analysis products include rheometers and extruders that measure viscosity, elasticity, processability, and temperature-related mechanical changes of various materials. We also provide a range of surface analysis products commonly used in the semiconductor, metals, coatings, and polymer industries as a product development and failure analysis tool.

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

•
Environmental and Process Monitoring Instruments are used by environmental regulatory agencies and power plant operators to measure ambient air, stack gas emissions, and particulates to comply with regulated emissions standards. Our products are also used in process monitoring applications by customers in natural gas, petrochemical, refining, and a wide variety of other industrial markets to provide measurements that improve efficiency, provide process and quality control, and increase worker safety.

For environmental monitoring, we provide single instruments as well as customized Continuous Emission Monitoring Systems that monitor, collect and report data from multiple locations. Our gas detection instruments detect criteria pollutants, such as nitrogen oxide, at the parts-per-trillion level. In addition, we offer particulate and gas detection monitoring instruments for worker protection used by industrial hygienists, first responders and homeland security personnel.

For process monitoring, our instruments allow process optimization and control by providing real-time direct and remote data collection, analysis, and local control functions using a variety of technologies, including radiation, radar, ultrasonic and vibration measurement principles, gas chromatography, and mass spectrometry.

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

•
Product Inspection products help customers monitor processes and operations in the food and beverage, pharmaceutical production and packaging industries to maintain safety and quality standards. Based on a variety of technologies such as X-ray imaging and ultra-trace chemical detection, these products are used to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts on line and at high speeds.

Biosciences

Our biosciences offerings include reagents, instruments and consumables that help our customers conduct biological and medical research, discover and produce new drugs and vaccines, and diagnose disease. These products fall into three main categories: life science research, chemicals and bioprocess production.

•
Life Science Research reagents, instruments, and consumables are used for cell culture, protein, biology, molecular biology, and cell biology research and applied testing. The portfolio includes cell culture serum and media; antibodies and products for protein purification, detection, modification, and analysis; products for nucleic acid sequencing, detection and purification, cloning and analysis, RNA interference and gene expression; and cellular imaging instruments and software reagents for high content analysis. Many of these products are also used in applied markets, including agriculture, forensics, diagnostics product development, and toxicology research.

•
Chemicals comprises a broad range of chemicals, solvents and reagents supporting virtually every laboratory application – from research to drug discovery and development and manufacturing. This portfolio includes organic chemicals used to synthesize new materials; essential laboratory chemicals used by scientists to purify, extract, separate, identify and manufacture products; high purity analytical reagents, bioreagents used in many different applications, from cell growth to detailed protein analysis; and novel chemical building blocks, reactive intermediates and screening libraries used to accelerate drug discovery. We provide bulk volumes of many products for scale-up from research to development and customized services for chemical procurement, processing, production, testing, and packaging.

•
BioProcess Production products include customized, single-use containers and single-use bioreactor systems, liquid and dry powder cell-culture media (serum-free, chemically defined, protein-free, and animal derived component-free media), sera and process liquids. These products are used in the production of human and animal vaccines, monoclonal antibodies, protein-based therapeutics and products for wound healing. Available in turnkey and open architecture formats, these systems have been specifically qualified for bioprocess production applications in the biopharmaceutical, biotechnology and diagnostic industries. Custom services are also available for media and feed formulation media optimization, analytical services, production method development and optimization, rapid prototyping, and supply chain management.

Specialty Diagnostics Segment

Our Specialty Diagnostics Segment offers a wide range of diagnostic test kits, reagents, culture media, instruments and associated products in order to serve customers in healthcare, clinical, pharmaceutical, industrial, and food safety laboratories. Our healthcare products are used to increase the speed and accuracy of diagnoses, which

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

improves patient care in a more cost efficient manner. This segment has six primary businesses – ImmunoDiagnostics, Clinical Diagnostics, Transplant Diagnostics, Microbiology, Anatomical Pathology, and our Healthcare Market Channel.

ImmunoDiagnostics

Our immunodiagnostics offerings include developing, manufacturing and marketing complete blood-test systems to support the clinical diagnosis and monitoring of allergy, asthma and autoimmune diseases. Unlike skin prick tests, our in vitro allergy diagnostic tests utilize flexible systems which provide for convenient and accurate allergy diagnoses on low and high-throughput automation. In addition, we now can offer antibody tests for approximately 20 indications to help diagnose autoimmune diseases such as rheumatoid arthritis, celiac disease, lupus and scleroderma. These allergy and autoimmunity product lines operate on a common instrument platform which supports both productivity and cost efficiencies in clinical laboratories around the world. Our products include ImmunoCAP for allergy and asthma tests and EliA for autoimmunity tests.

Clinical Diagnostics

Our clinical diagnostics products include a broad offering of liquid, ready-to-use and lyophilized immunodiagnostic reagent kits, calibrators, controls and calibration verification fluids. In particular, we provide products used for drugs-of-abuse testing; therapeutic drug monitoring, including immunosuppressant drug testing; thyroid hormone testing; serum toxicology; clinical chemistry; immunology; hematology; coagulation; glucose tolerance testing; first trimester screening; tumor markers testing; and biomarkers testing for sepsis, acute myocardial infarction and congestive heart failure. We also private label many of our reagents and controls for major in vitro diagnostics companies through OEM arrangements. In many instances, we will work with customers or partners to develop new products and applications for their instrument platforms.

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

Transplant Diagnostics

With our recent acquisition of One Lambda, we acquired the world leader in human leukocyte antigen (“HLA”) typing and testing for the organ transplant market. Our diagnostic tests are used by transplant centers for tissue typing, primarily to determine the compatibility of donors and recipients pre-transplant, and to detect the presence of antibodies post-transplant that can lead to transplant rejection. These transplant diagnostic tests are widely used across the transplant-testing workflow to improve patient outcomes. Our transplant diagnostic offerings include several lines of HLA typing and antibody detection assays utilizing serological, molecular, ELISA, flow, and Luminex xMAP technologies.

Microbiology

Our microbiology offerings include dehydrated and prepared culture media, collection and transport systems, instrumentation and consumables to detect pathogens in blood, diagnostic and rapid direct specimen tests, quality-control products and associated products for the microbiology laboratory. Our products help customers worldwide to diagnose infectious disease; determine appropriate antimicrobial therapy; implement effective infection control programs; and detect microbial contamination of their products or manufacturing facilities.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Laboratory Products and Services Segment

Our Laboratory Products and Services segment offers virtually everything needed for the laboratory. Our unique combination of self-manufactured and sourced products and extensive service offering enables our customers to focus on their core activities and helps them to be more efficient, productive and cost effective. We serve the pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory through four key businesses: Laboratory Equipment, Laboratory Consumables, Research and Safety Market Channel, and BioPharma Services.

Laboratory Equipment

Our Laboratory Equipment products are used primarily by pharmaceutical companies for drug discovery and development and by biotechnology companies and universities for life science research to advance the prevention and cure of diseases and enhance quality of life. This offering consists of equipment, accessories, and services for sample preparation, storage and protection, and analysis, with product categories including:

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

Laboratory Consumables

Our laboratory consumables products include plastics, glass and related equipment, which customers use every day to support their scientific research; drug discovery and development; quality and process control; and clinical and basic research and development needs. Our product categories include cell culture and bioproduction; sample preparation and storage; liquid handling; detection instruments; and specialty products and services.

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

•
Specialty Products and Services include a complete selection of clinical specimen collection, drug-of-abuse collection kits and environmental and food-safety glass and plastic vials, bottles and containers. We also manufacture plastic transfer pipettes and general purpose clinical laboratory consumables.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

We also offer containers for breast milk collection, storage and feeding primarily used in neo-natal units and by lactation specialists. In addition, we provide OEM and custom kit assembly services for clinical and drugs-of-abuse test kits.

Research and Safety Market Channel

Our Research and Safety Market channel serves academic, pharmaceutical, biotechnology, government and industrial customers. We go to market through our broad sales force, more than 3 million printed catalogs in eight different languages, a state-of-the-art website, www.fishersci.com, containing full product content for more than 370,000 products, and our global network of resellers and distributors. The Fisher Scientific catalog has been published for more than 100 years and is an internationally recognized scientific supply resource.

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

We offer a wide range of products and services from a single source designed to enable our customers to engage more accurately, efficiently and safely in laboratory research and development, manufacturing, testing and other services throughout the world. Our research products include all forms of laboratory products, ranging from capital equipment and instruments to chemicals to consumable products. Our safety products include clean-room and controlled-environment supplies, personal protective equipment, firefighting, military, and first responder equipment and supplies, and environmental monitoring and sampling equipment. Our education products include science-related and laboratory products for the K – 12 and secondary education market.

Our Cole-Parmer offerings include a wide variety of laboratory and industrial fluid-handling products, instrumentation, equipment, and supplies for the industrial, government, academic, biotechnology, pharmaceutical and healthcare markets.

Our Doe & Ingalls offerings include chemical distribution and supply chain services that help life science and advanced technology manufacturers have reliable, secure supply chains for their chemical raw materials.

In addition to our broad product offerings, we offer a variety of specialized services to our customers through our Unity Lab Services team, including training, equipment servicing and asset management, and dedicated supply management personnel that manage the procurement, movement and inventory of laboratory supplies to streamline processes, increase resource availability and reduce inventory management costs. Available scientific support services include desktop delivery, coordination of instrument calibration and service, and on-site customer service. By providing these services, we enable our customers to focus on their core research and business activities.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

We have approximately 12,600 sales and service personnel including over 1,000 highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with product standardization and other supply-chain-management services to reduce procurement costs.

New Products and Research and Development

Our business includes the development and introduction of new products and may include entry into new business segments. We are not currently committed to any new products that require the investment of a material amount of our funds, nor do we have any definitive plans to enter new businesses that would require such an investment.

During 2012, 2011 and 2010, we spent $376 million, $340 million and $284 million, respectively, on research and development.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

Dependency on a Single Customer

There is no single customer the loss of which would have a material adverse effect on our business. No customer accounted for more than 5% of our total revenues in any of the past three years.

Backlog

Our backlog of firm orders at year-end 2012 and 2011 was as follows:

(In millions)	2012	2011

Analytical Technologies	$1,025.0	$972.0
Specialty Diagnostics	187.0	166.7
Laboratory Products and Services	381.0	368.0
Eliminations	(15.4)	(17.5)

	$1,577.6	$1,489.2

We believe that virtually all of our backlog at the end of 2012 will be filled during 2013.

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

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $23 million at December 31, 2012. The liability for environmental matters associated with Fisher was recorded at the date of merger at its fair value and as such was discounted to its net present value.

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

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Number of Employees

As of December 31, 2012, we had approximately 38,900 employees.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marc N. Casper	44	President and Chief Executive Officer (2001)
Alan J. Malus	53	Executive Vice President (2006)
Seth H. Hoogasian	58	Senior Vice President, General Counsel and Secretary (2001)
Thomas W. Loewald	49	Senior Vice President (2012)
Edward A. Pesicka	45	Senior Vice President (2008)
Andrew J. Thomson	48	Senior Vice President (2012)
Peter M. Wilver	53	Senior Vice President and Chief Financial Officer (2003)
Peter E. Hornstra	53	Vice President and Chief Accounting Officer (2001)

Mr. Casper was appointed President and Chief Executive Officer in October 2009. He was Chief Operating Officer from May 2008 to October 2009 and Executive Vice President from November 2006 to October 2009. He was Senior Vice President from December 2003 to November 2006. From December 2001 to December 2003 he was Vice President.

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

Mr. Thomson was appointed Senior Vice President of Thermo Fisher Scientific and President, Specialty Diagnostics in February 2012. He was President of the Clinical Diagnostics business from October 2009 to May 2012 and was Vice President and General Manager for North America for the Microbiology business from January 2009 until October 2009. Before joining Thermo Fisher Scientific, Mr. Thomson spent the prior fifteen years in the diagnostics industry in a variety of marketing and commercial roles of increasing responsibility with Roche Diagnostics and prior to that, Dade Behring.

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2011, currency translation had a favorable effect of $244 million on the revenues of our continuing operations due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services, and in 2012, currency translation had an unfavorable effect on revenues of our continuing operations of $227 million.

Financial Statement Index

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (tradenames) on our balance sheet, which amount to approximately $12.47 billion and $1.34 billion, respectively, as of December 31, 2012. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

We are required to comply with a wide variety of laws and regulations, and are subject to regulation by various federal, state and foreign agencies. For example, some of our operations are subject to regulation by the U.S. Food and Drug Administration and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with the U.S. Food and Drug Administration’s regulations or those of similar international agencies, we may have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our revenues.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which is effective for 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

Financial Statement Index

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

We also rely on our technology infrastructure, among other functions, to interact with suppliers, sell our products and services, fulfill orders and bill, collect and make payments, ship products, provide services and support to customers, track customers, fulfill contractual obligations and otherwise conduct business. Our systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. When we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.

Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2012, we had approximately $7.12 billion in outstanding indebtedness. In addition, on April 11, 2012, we terminated our prior revolving credit agreements and entered into new revolving credit facilities that provide for up to $2.0 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

Item 1B.       Unresolved Staff Comments

Not applicable.

Item 2.          Properties

The location and general character of our principal properties by segment as of December 31, 2012, are as follows:

Analytical Technologies

We own approximately 3.4 million square feet of office, engineering, laboratory and production space, principally in California, New Jersey, Wisconsin, Massachusetts and Utah within the U.S., and in Germany, Lithuania, Italy and the U.K. We lease approximately 2.2 million square feet of office, engineering, laboratory and production space, principally in Utah, Texas, Massachusetts, Colorado and Tennessee within the U.S., and in China, the U.K., Germany and Australia, under various leases that expire between 2013 and 2029.

Specialty Diagnostics

We own approximately 2.3 million square feet of office, engineering, laboratory and production space, principally in Virginia, Texas, Kansas and California within the U.S., and in Sweden, Germany, the U.K. and Switzerland. We lease approximately 1.6 million square feet of office, engineering, laboratory and production space, principally in California, Michigan, Kansas and Wisconsin within the U.S., and in Finland, Germany, the U.K., China, and France under various leases that expire between 2013 and 2023.

Laboratory Products and Services

We own approximately 5.2 million square feet of office, engineering, laboratory, warehouse and production space, principally in Pennsylvania, New York, Illinois and North Carolina within the U.S., and in the U.K., Germany, Canada, Denmark and France. We lease approximately 3.8 million square feet of office, engineering, laboratory, warehouse and production space, principally in California, Illinois, Pennsylvania, Maryland, North Carolina and Tennessee within the U.S. and in Australia, Mexico, Germany, the U.K., and New Zealand under various leases that expire between 2013 and 2030.

Corporate Headquarters

We own approximately 81,000 square feet of office space in Massachusetts. We also lease approximately 11,000 square feet of office space principally in Massachusetts under various leases that expire in 2013.

We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2013 or 2014, we believe that suitable replacement properties are available on commercially reasonable terms.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

PART II

Item 5.          Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2012 and 2011, as reported in the consolidated transaction reporting system.

	2012		2011
	High	Low	High	Low

First Quarter	$58.37	$45.67	$58.16	$52.41
Second Quarter	56.91	48.14	65.86	54.12
Third Quarter	61.00	49.63	65.68	48.78
Fourth Quarter	65.54	57.21	55.26	43.06

The closing price of the company’s common stock on December 31, 2012 and 2011, was $63.78 and $44.97, respectively.

The following table sets forth the per share dividends declared on the company’s common stock for 2012 and 2011.

	2012	2011

First Quarter	$0.13	$—
Second Quarter	0.13	—
Third Quarter	0.13	—
Fourth Quarter	0.15	—

Our payment of dividends in the future will be determined by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Holders of Common Stock

As of February 2, 2013, the company had 5,672 holders of record of its common stock. This does not include holdings in street or nominee names.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s fourth quarter of 2012 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2) (in millions)

Fiscal October (Sep. 30 – Nov. 3)	2,077,500	$59.50	2,077,500	$226.4
Fiscal November (Nov. 4 – Dec. 1)	2,327,000	61.48	2,327,000	83.3
Fiscal December (Dec. 2 – Dec. 31)	1,290,763	64.56	1,290,763	—

Total Fourth Quarter	5,695,263	$61.45	5,695,263	$—

(1)  On July 16, 2012, the company announced a repurchase program authorizing the purchase of up to $500 million of the company's common stock through December 31,
       2012. All of the shares of common stock repurchased by the company during the fourth quarter of 2012 were purchased under this program.
(2)  In addition to the amounts shown above, on November 8, 2012, the company announced a repurchase program authorizing the purchase of up to $1 billion of the company's common stock beginning January 1, 2013.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 6.         Selected Financial Data

(In millions except per share amounts)	2012 (a)	2011 (b)	2010 (c)	2009 (d)	2008 (e)

Statement of Income Data
Revenues	$12,509.9	$11,558.8	$10,393.1	$9,741.0	$10,143.7
Operating Income	1,482.1	1,250.8	1,188.1	976.3	1,171.8
Income from Continuing Operations	1,258.4	1,023.4	986.1	807.1	939.6
Net Income	1,177.9	1,329.9	1,035.6	850.3	980.9
Earnings per Share from Continuing Operations:
Basic	3.46	2.69	2.45	1.96	2.24
Diluted	3.43	2.66	2.41	1.91	2.16
Earnings per Share:
Basic	3.24	3.49	2.57	2.06	2.34
Diluted	3.21	3.46	2.53	2.01	2.25

Cash Dividends Declared per Share	.54	—	—	—	—

Balance Sheet Data
Working Capital	$2,741.5	$1,708.8	$2,425.2	$2,891.6	$2,805.7
Total Assets	27,444.6	26,833.7	21,349.4	21,625.0	21,090.0
Long-term Obligations	7,031.2	5,755.2	2,031.3	2,064.0	2,003.1
Shareholders' Equity	15,464.7	15,038.1	15,361.0	15,430.9	14,926.5

The caption “restructuring and other costs” in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition and, beginning in 2009, charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.

(a) Reflects a $150.2 million pre-tax charge for restructuring and other costs; after-tax loss of $80.5 million related to the company’s discontinued operations; and the repurchase of $1.15 billion of the company’s common stock.
(b) Reflects a $230.6 million pre-tax charge for restructuring and other costs; after-tax income of $306.5 million related to the company’s discontinued operations; and
      the repurchase of $1.34 billion of the company’s common stock. Also reflects the acquisitions of Dionex Corporation, in May 2011, and the Phadia group, in August
      2011.
(c) Reflects a $76.4 million pre-tax charge for restructuring and other costs; after-tax income of $49.5 million related to the company’s discontinued operations; and the repurchase of $1.01 billion of the company’s common stock.
(d) Reflects a $67.1 million pre-tax charge for restructuring and other costs; after-tax income of $43.2 million related to the company’s discontinued operations; and the repurchase of $414.6 million of the company’s common stock.
(e) Reflects a $36.9 million pre-tax charge for restructuring and other costs; after-tax income of $41.3 million related to the company’s discontinued operations; and the repurchase of $187.4 million of the company’s common stock.

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

The results of two businesses sold in April 2011 and a business sold in October 2012, have been classified as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation. The results discussed below refer to the company’s continuing operations unless otherwise noted.

(Dollars in millions)	2012		2011

Revenues
Analytical Technologies	$4,123.7	33.0%	$3,845.4	33.3%
Specialty Diagnostics	2,962.3	23.7%	2,469.9	21.4%
Laboratory Products and Services	5,990.0	47.9%	5,762.9	49.9%
Eliminations	(566.1)	(4.6)%	(519.4)	(4.6)%

	$12,509.9	100%	$11,558.8	100%

Sales in 2012 were $12.51 billion, an increase of $951 million from 2011. The increase was due to acquisitions, including Phadia and Dionex, and higher sales at existing businesses, offset in part by the unfavorable effects of currency translation. Had Phadia, Dionex and the company been combined from the beginning of 2011, revenues would have increased $403 million (3%) over pro forma 2011 revenues. Aside from the effects of currency translation and other acquisitions, net of divestitures, revenues in 2012 increased $474 million (4%) over pro forma 2011 revenues (discussed in total and by segment below). The pro forma increase in revenues was primarily due to increased demand. Demand from customers in academic and government markets slowed such that growth was nominal in 2012 and demand from customers in industrial markets slowed such that growth was nominal in the second half of 2012. The company expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. and Europe. The company expects slowness in industrial markets will continue in the near term due to global economic uncertainty.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

•
Dionex, a global leader in the manufacturing and marketing of ion and liquid chromatography and sample preparation systems, consumables, and software for chemical analysis, was acquired in May 2011 to expand the company’s chromatography systems portfolio.

In 2012, total company operating income and operating income margin were $1.48 billion and 11.8%, respectively, compared with $1.25 billion and 10.8%, respectively, in 2011. The increase in operating income was primarily due to profit on incremental sales from acquisitions and existing businesses and, to a lesser extent, productivity improvements, net of inflationary cost increases and $84 million of lower acquisition-related charges in 2012. The increase was offset in part by commercial investments and an increase in amortization expense of $100 million in 2012, primarily related to the acquisitions of Phadia and Dionex. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

The company’s effective tax rates were 0.9% and 9.7% in 2012 and 2011, respectively. Due primarily to the non-deductibility of intangible asset amortization, the company’s cash payments for income taxes for its continuing operations were higher than its income tax expense for financial reporting purposes and totaled $331 million and $353 million in 2012 and 2011, respectively. The decrease in the effective tax rate was due in part to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. The tax provision in 2012 was favorably affected by $53 million, or 4.1 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates, particularly a lower tax rate in Sweden. The tax provision in 2011 was unfavorably affected by $12 million, or 1.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates, offset in part by $8 million, or 0.7 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition. The company expects its effective tax rate in 2013 will be between 5% and 7% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax provision in 2013 will benefit from an estimated $13 million of U.S. tax credits for research and development activities in both 2012 and 2013 as a result of legislation enacted in January 2013.

Income from continuing operations increased to $1.26 billion in 2012, from $1.02 billion in 2011, primarily due to increased operating income and lower income taxes, offset in part by higher interest expense associated with debt to fund acquisitions.

During 2012, the company’s cash flow from operations totaled $2.04 billion (after deducting $28 million used by discontinued operations), compared with $1.69 billion (including $14 million from discontinued operations) for 2011. The increase resulted primarily from higher income before amortization and depreciation in 2012 compared to 2011.

As of December 31, 2012, the company’s short-term debt totaled $93 million, including $50 million of commercial paper obligations. The company has revolving credit facilities with a bank group that provide up to $2.0 billion of unsecured multi-currency revolving credit. The credit facilities include a $1 billion 5-year credit agreement, with the ability to request an additional $500 million, plus a $500 million 364-day credit agreement. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $50 million as a result of outstanding letters of credit.

The company believes that its existing cash and short-term investments of $855 million as of December 31, 2012, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreements are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)        Accounts Receivable

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $56 million at December 31, 2012. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

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

(c)        Intangible Assets and Goodwill

The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Definite-lived intangible assets totaled $6.46 billion at December 31, 2012. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $12.47 billion and $1.34 billion, respectively, at December 31, 2012. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.

Growth at some of the company’s businesses slowed in 2011 and 2012 which the company believes was in part due to uncertainty in funding expectations of customers in academic and government markets and economic uncertainty including a slow-down in Southern Europe. Projections of profitability for 2013 and thereafter and indicated fair values based on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2012, the date of the company’s impairment testing. There can be no assurance, however, that the slowing of growth experienced in 2011 and 2012 at some businesses will not continue or worsen in 2013 and that a downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

The company’s ImmunoDiagnostics reporting unit was created with the acquisition of the Phadia Group in August 2011. Because this reporting unit consists solely of the acquired business, its book value equaled its fair value as of the acquisition date and thus, no cushion of fair value over book value existed at that date. During its 2012 goodwill impairment testing, the company determined that the ImmunoDiagnostics reporting unit’s cushion of fair value over book value had increased from 0% at the acquisition date to 9% as of November 2, 2012. Despite this favorable increase, given that the fair value is not substantially in excess of the book value, relatively small decreases in future cash flows from forecasted results or changes in discount rates or other assumptions could result in impairment of goodwill. The key variables that drive the cash flows of the reporting unit are levels of profitability and terminal value growth rate assumptions, as well as the weighted average cost of capital (WACC) rate applied. The estimates used for these assumptions represent management's best estimates, which the company believes are reasonable. These assumptions, however, are subject to uncertainty, including the degree to which the acquired business will grow revenue and profitability levels. The ImmunoDiagnostics reporting unit had $1.78 billion of goodwill, and had an overall carrying value of $3.30 billion as of December 31, 2012.

(d)       Other Long-lived Assets

The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $2.33 billion at December 31, 2012, including $1.73 billion of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(f)        Warranty Obligations

At the time the company recognizes revenue, it provides for the estimated cost of standard product warranties in cost of product revenues based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $49 million at December 31, 2012. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

(g)       Income Taxes

In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The company’s reserve for these matters totaled $165 million at December 31, 2012. Where applicable, associated interest expense has also been recognized as a component of the provision for income taxes.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $114 million at December 31, 2012. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

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

(h)       Contingencies and Litigation

The company records accruals for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and or external legal counsel and actuarial estimates. Reserves of acquired businesses, including product liability and environmental reserves, were initially recorded at fair value and discounted to their net present value. Additionally, the company records receivables from third-party insurers when recovery has been determined to be probable.

(i)        Pension and Other Retiree Benefits

Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $17 million in 2012. The company’s unfunded benefit obligation totaled $408 million at year-end 2012 compared with $346 million at year-end 2011. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $11 million and an increase in the benefit obligation of approximately $77 million.

The company expects to contribute between $60 and $70 million to its defined benefit pension plans in 2013.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

            (j)        Stock-based Compensation

The fair value of most stock options granted by the company is estimated using the Black-Scholes option pricing model. For option grants and restricted stock units that require achievement of both service and market conditions, a lattice model is used to estimate fair value. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the company’s stock. Historical data on exercise patterns is the basis for determining the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The dividend yield is based on the company’s most recent quarterly dividend rate. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. The company estimates forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.

Results of Operations

2012 Compared With 2011

Continuing Operations

Sales in 2012 were $12.51 billion, an increase of $951 million from 2011. The increase was due to acquisitions, including Phadia and Dionex, and, higher sales at existing businesses, offset in part by the unfavorable effects of currency translation. Had Phadia, Dionex and the company been combined from the beginning of 2011, revenues would have increased $403 million (3%) over pro forma 2011 revenues, including $474 million (4%) due to higher revenues at existing businesses and $156 million due to other acquisitions, net of divestitures, offset in part by $227 million due to the unfavorable effects of currency translation. The pro forma increase in revenues was primarily due to increased demand. Sales growth was strong in Asia and moderate in North America and Europe. Demand from customers in academic and government markets slowed such that growth was nominal in 2012 and demand from customers in industrial markets slowed such that growth was nominal in the second half of 2012. The company expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. and Europe. The company expects slowness in industrial markets will continue in the near term due to global economic uncertainty.

In 2012, total company operating income and operating income margin were $1.48 billion and 11.8%, respectively, compared with $1.25 billion and 10.8%, respectively, in 2011. The increase in operating income was primarily due to profit on incremental sales from acquisitions and existing businesses and, to a lesser extent, productivity improvements, net of inflationary cost increases and $84 million of lower acquisition-related charges in 2012. The increase was offset in part by commercial investments and an increase in amortization expense of $100 million in 2012, primarily related to the acquisitions of Phadia and Dionex. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

In 2012, the company recorded restructuring and other costs, net, of $150 million, including $56 million of charges to cost of revenues related primarily to the sale of inventories revalued at the date of acquisition and $13 million of charges to selling, general and administrative expenses consisting primarily of transaction costs related to the acquisition of One Lambda. The company incurred $67 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several facilities in the U.S. and Europe (see Note 14). The company also recorded $15 million of non-cash expense, net, primarily for the impairment of intangible assets at several small business units and, to a lesser extent, real estate writedowns related to facility consolidations partially offset by a $6 million gain from the settlement of pre-acquisition litigation.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In 2011, the company recorded restructuring and other costs, net, of $231 million, including $73 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and $62 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisitions of Dionex and Phadia. The company incurred $81 million of cash restructuring costs, including $21 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The cash costs also include continuing costs associated with headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded $15 million of non-cash expense, net, primarily for the impairment of intangible assets at several small business units and, to a lesser extent, a loss on sale of a heating equipment business.

As of February 27, 2013, the company has identified restructuring actions that will result in additional charges of approximately $80 million in 2013 and expects to identify additional actions during 2013. The restructuring projects for which charges were incurred in 2012 are expected to result in annual cost savings of approximately $85 million beginning in part in 2012 and, to a greater extent, in 2013, including $40 million in the Analytical Technologies segment, $20 million in the Specialty Diagnostics segment and $25 million in the Laboratory Products and Services segment. The restructuring actions for which charges were incurred in 2011 resulted in annual cost savings of approximately $80 million beginning in part in 2011 and to a greater extent in 2012, including $30 million in the Analytical Technologies segment, $15 million in the Specialty Diagnostics segment and $35 million in the Laboratory Products and Services segment.

On February 3, 2012, the Internal Revenue Service issued proposed regulations that provide guidance on the excise tax imposed on the sale of medical devices under Internal Revenue Code Section 4191. The tax applies to the sale in the U.S. of certain medical devices by a manufacturer, producer or importer of the device. The tax is in the amount of 2.3% of the sale price and will apply to all devices that are sold beginning January 1, 2013. Based on the company’s estimate of product revenue that is expected to be subject to the regulations, the company currently expects that imposition of the tax will result in an increase in cost of product revenues of approximately $20 to $25 million annually, beginning in 2013.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

(Dollars in millions)	2012	2011	Change

Revenues
Analytical Technologies	$4,123.7	$3,845.4	7%
Specialty Diagnostics	2,962.3	2,469.9	20%
Laboratory Products and Services	5,990.0	5,762.9	4%
Eliminations	(566.1)	(519.4)	9%

Consolidated Revenues	$12,509.9	$11,558.8	8%

Segment Income
Analytical Technologies	$772.7	$720.0	7%
Specialty Diagnostics	761.2	598.4	27%
Laboratory Products and Services	846.0	810.9	4%

Subtotal Reportable Segments	2,379.9	2,129.3	12%

Cost of Revenues Charges	(55.6)	(72.6)
Selling, General and Administrative Income (Charges), Net	(12.5)	(61.5)
Restructuring and Other Costs, Net	(82.1)	(96.5)
Amortization of Acquisition-related Intangible Assets	(747.6)	(647.9)

Consolidated Operating Income	$1,482.1	$1,250.8	18%

Reportable Segments Operating Income Margin	19.0%	18.4%

Consolidated Operating Income Margin	11.8%	10.8%

Income from the company’s reportable segments increased 12% to $2.38 billion in 2012 due primarily to profit on incremental sales from acquisitions and, to a lesser extent, existing businesses and productivity improvements offset in part by inflationary cost increases.

   Analytical Technologies

(Dollars in millions)	2012	2011	Change

Revenues	$4,123.7	$3,845.4	7%

Operating Income Margin	18.7%	18.7%	—

Sales in the Analytical Technologies segment increased $278 million to $4.12 billion in 2012. The increase was due to acquisitions, including Dionex, and higher revenue at existing businesses, offset in part by the unfavorable effects of currency translation. Had Dionex and the company been combined from the beginning of 2011, revenues would have increased $104 million (3%) over pro forma 2011 revenues, including an increase of $184 million (5%) due to higher revenues at existing businesses and $2 million due to acquisitions, net of a disposition, offset in part by $82 million due to the unfavorable effects of currency translation. The pro forma increase in revenue at existing businesses was primarily due to increased demand across the segment’s range of analytical instruments and for bioscience products, offset in part by lower sales to customers in academic and government markets.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 18.7% in both 2012 and 2011. Profit on incremental sales at existing businesses and, to a lesser extent, productivity improvements, net of inflationary cost increases were substantially offset by higher spending on commercial initiatives and unfavorable currency translation.

   Specialty Diagnostics

(Dollars in millions)	2012	2011	Change

Revenues	$2,962.3	$2,469.9	20%

Operating Income Margin	25.7%	24.2%	1.5

Sales in the Specialty Diagnostics segment increased $492 million to $2.96 billion in 2012. The increase was due to acquisitions, including Phadia, and higher revenue at existing businesses, offset in part by the unfavorable effects of currency translation. Had Phadia and the company been combined from the beginning of 2011, revenues would have increased $118 million (4%) over pro forma 2011 revenues, including increases of $103 million (4%) due to higher revenues at existing businesses and $80 million due to other acquisitions, offset in part by $65 million due to the unfavorable effects of currency translation. The pro forma increase in revenue at existing businesses was primarily due to increased demand for clinical diagnostic products and, to a lesser extent, microbiology products.

Operating income margin was 25.7% in 2012 and 24.2% in 2011. The increase resulted primarily from the accretive Phadia acquisition and, to a lesser extent, productivity improvements, net of inflationary cost increases and profit on incremental sales at existing businesses. The increases were offset in part by higher spending on commercial initiatives.

   Laboratory Products and Services

(Dollars in millions)	2012	2011	Change

Revenues	$5,990.0	$5,762.9	4%

Operating Income Margin	14.1%	14.1%	—

Sales in the Laboratory Products and Services segment increased $227 million to $5.99 billion in 2012. Sales increased $74 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $88 million in 2012. In addition to the changes in revenue resulting from acquisitions and currency translation, revenues increased $242 million (4%) primarily due to increased demand for laboratory consumables and, to a lesser extent, clinical trial logistics services. The increase in demand was offset in part by lower sales of laboratory equipment, particularly to customers in academic and government markets.

Operating income margin was 14.1% in both 2012 and 2011. The unfavorable effects of lower sales of higher margin laboratory equipment and higher spending on commercial initiatives were offset by productivity improvements, net of inflationary cost increases.

Other Expense, Net

The company reported other expense, net, of $213 million and $118 million in 2012 and 2011, respectively (Note 4). The increase was primarily due to an increase of $66 million in interest expense related to the debt issued to fund the Phadia and Dionex acquisitions. In 2011, other items, net included a $28 million gain on currency exchange contracts associated with the Phadia acquisition and repayment of its multi-currency debt and an $18 million gain on the sale of an investment accounted for under the cost method, offset in part by $10 million of fees associated with short-term financing commitments to fund the Phadia acquisition.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Provision for Income Taxes

The company’s effective tax rates were 0.9% and 9.7% in 2012 and 2011, respectively. Due primarily to the non-deductibility of intangible asset amortization, the company’s cash payments for income taxes for its continuing operations were higher than its income tax expense for financial reporting purposes and totaled $331 million and $353 million in 2012 and 2011, respectively. The decrease in the effective tax rate was due in part to increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. The tax provision in 2012 was favorably affected by $53 million, or 4.1 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates, particularly a lower tax rate in Sweden. The tax provision in 2011 was unfavorably affected by $12 million, or 1.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates, offset in part by $8 million, or 0.7 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition. The company expects its effective tax rate in 2013 will be between 5% and 7% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax provision in 2013 will benefit from an estimated $13 million of U.S. tax credits for research and development activities in both 2012 and 2013 as a result of legislation enacted in January 2013.

Discontinued Operations

On June 22, 2012, in an effort to exit a non-core business, the company’s senior management made a decision to pursue a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company completed the sale in October 2012 for nominal proceeds. The results of the laboratory workstations business have been classified and presented as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation. Revenues of the laboratory workstations business were $147 million in the 2012 period prior to the sale, compared to $180 million in 2011. The business incurred a pre-tax loss of $30 million in 2012 compared with a pre-tax loss of $6 million in 2011 due to inventory write-offs, higher manufacturing costs and restructuring and other transition costs associated with relocation of the business. In 2012, the company recorded after-tax charges aggregating $63 million as the loss on the divestiture. (Note 15).

In addition, the company recorded an after-tax gain of $2 million in 2012 for additional proceeds from a prior divestiture.

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

The company also received additional proceeds from a previously divested business in 2011, resulting in an after-tax gain of $1 million.

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance will be effective for the company in 2013. Adoption of this standard, which is related to disclosure only, will not have an impact on the company’s consolidated financial position, results of operations or cash flows.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance will be effective for the company in 2013. Adoption of this standard will not have an impact on the company’s consolidated financial position, results of operations or cash flows.

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

Contingent Liabilities

The company is contingently liable with respect to certain legal proceedings and related matters. In view of the company’s financial condition and the accruals established for these matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the company’s financial condition, results of operations or cash flows. However, an outcome that differs materially from current reserve estimates for one or more of the matters described in Note 10 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

2011 Compared With 2010

Continuing Operations

Sales in 2011 were $11.56 billion, an increase of $1.17 billion from 2010. The increase was due to acquisitions, including Phadia and Dionex, and, to a lesser extent, higher revenues at existing businesses and the favorable effects of currency translation. Had Phadia, Dionex and the company been combined from the beginning of 2010, pro forma revenues would have increased $797 million (7%) over pro forma 2010 revenues, including $125 million due to other acquisitions, net of divestitures, $266 million due to the favorable effects of currency translation and $406 million (4%) due to higher revenues at existing businesses. The increase in pro forma revenues at existing businesses was primarily due to increased demand, offset in part by lower sales resulting from cessation of a supply contract, discussed below, and lower stimulus-funded sales in Japan as compared to 2010, which together decreased sales by approximately 1 percentage point. Sales growth was strong in Asia and modest in Europe and North America. The results in North America and Asia were affected by the cessation of the supply contract and the lower stimulus-funded sales in Japan, respectively. The company had lower sales to academic and government markets in the second half of 2011 which it believes may be due to uncertainty in funding expectations in the U.S. and Europe. These markets represent approximately a quarter of the company’s revenues and the decrease in sales to this customer base reduced the company’s overall growth in the second half of 2011 by approximately 1 percentage point, although the decline moderated in the fourth quarter.

In 2011, operating income and operating income margin were $1.25 billion and 10.8%, respectively, compared with $1.19 billion and 11.4%, respectively, in 2010. The decrease in operating income margin was primarily due to $124 million of higher acquisition-related charges and an increase in amortization expense of $93 million in 2011 primarily related to the acquisitions of Phadia and Dionex. The decrease in operating margin was offset in part by productivity improvements and profit on incremental sales from acquisitions and existing businesses.

In 2011, the company recorded restructuring and other costs, net, of $231 million, including $73 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and $62 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisitions of Dionex and Phadia. The company incurred $81 million of cash restructuring costs, including $21 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The cash costs also include continuing costs associated with headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the following: the consolidation of facilities of acquired businesses in Finland and Australia with existing facilities in those countries; the consolidation of facilities in the U.S.; and the restructuring of the commercial organization of a business across six European countries to increase productivity and efficiency in serving customers. The company also recorded $15 million of non-cash expense, net, primarily for the impairment of intangible assets at several small business units and, to a lesser extent, a loss on sale of a heating equipment business.

In 2010, the company recorded restructuring and other costs, net, of $76 million, including $13 million of charges to cost of revenues related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $3 million of charges to selling, general and administrative expenses for transaction costs, net, primarily related to the acquisition of Dionex and revisions of estimated contingent consideration, principally related to the acquisition of Ahura Scientific, offset in part by a gain of $11 million on settlement with product liability insurers. The company incurred $33 million of cash costs, primarily for actions initiated in 2009 and, to a lesser extent, 2010 in response to the downturn in the economy and reduced revenues, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company recorded impairment charges of $17 million for intangible assets associated with several small business units. The company also recorded a $6 million charge on a patent infringement claim initiated prior to a business unit’s acquisition by the company and $3 million of asset writedowns associated with abandoned facilities held for sale.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The restructuring actions for which charges were incurred in 2010 resulted in annual cost savings beginning primarily in 2011 of approximately $45 million, including $5 million in the Analytical Technologies segment, $10 million in the Specialty Diagnostics segment and $30 million in the Laboratory Products and Services segment.

Segment Results

(Dollars in millions)	2011	2010	Change

Revenues
Analytical Technologies	$3,845.4	$3,238.2	19%
Specialty Diagnostics	2,469.9	2,149.0	15%
Laboratory Products and Services	5,762.9	5,473.0	5%
Eliminations	(519.4)	(467.1)	11%

Consolidated Revenues	$11,558.8	$10,393.1	11%

Segment Income
Analytical Technologies	$720.0	$550.1	31%
Specialty Diagnostics	598.4	487.9	23%
Laboratory Products and Services	810.9	781.2	4%

Subtotal Reportable Segments	2,129.3	1,819.2	17%

Cost of Revenues Charges	(72.6)	(13.2)
Selling, General and Administrative Costs, Net	(61.5)	(3.0)
Restructuring and Other Costs, Net	(96.5)	(60.2)
Amortization of Acquisition-related Intangible Assets	(647.9)	(554.7)

Consolidated Operating Income	$1,250.8	$1,188.1	5%

Reportable Segments Operating Income Margin	18.4%	17.5%

Consolidated Operating Income Margin	10.8%	11.4%

Income from the company’s reportable segments increased 17% to $2.13 billion in 2011 due primarily to profit on incremental sales from acquisitions and, to a lesser extent, existing businesses as well as from productivity improvements.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   Specialty Diagnostics

(Dollars in millions)	2011	2010	Change

Revenues	$2,469.9	$2,149.0	15%

Operating Income Margin	24.2%	22.7%	1.5

Sales in the Specialty Diagnostics segment increased $321 million to $2.47 billion in 2011. The increase was due to acquisitions, including Phadia, higher revenue at existing businesses and the favorable effects of currency translation. Had Phadia and the company been combined from the beginning of 2010, pro forma revenues would have increased $210 million (8%) over pro forma 2010 revenues, including increases of $21 million due to other acquisitions, $68 million due to the favorable effects of currency translation and $121 million (5%) due to higher revenues at existing businesses. The increase in pro forma revenue at existing businesses was primarily due to increased demand. Demand was particularly strong for immunodiagnostics and clinical diagnostics products. The increase in demand was offset in part by cessation of a supply contract, discussed below, which decreased pro forma growth by 2 percentage points.

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

   Laboratory Products and Services

(Dollars in millions)	2011	2010	Change

Revenues	$5,762.9	$5,473.0	5%

Operating Income Margin	14.1%	14.3%	(0.2)

Sales in the Laboratory Products and Services segment increased $290 million to $5.76 billion in 2011. The favorable effects of currency translation resulted in an increase in revenues of $107 million in 2011. Sales increased $57 million due to acquisitions. In addition to the changes in revenue resulting from currency translation and acquisitions, revenues increased $126 million (2%) primarily due to increased demand. Demand for clinical trials logistics services was particularly strong.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin decreased to 14.1% in 2011 from 14.3% in 2010, primarily due to inflationary pressures on costs, particularly oil-based raw materials such as plastic resin, and, to a lesser extent, commercial investments including expansion of sales and marketing staff in the Asia/Pacific region and information technology initiatives in Europe. These decreases were offset in part by productivity improvements.

Other Expense, Net

The company reported other expense, net, of $118 million and $100 million in 2011 and 2010, respectively (Note 4). The increase was primarily due to a $91 million increase in interest expense, offset in part by higher other items, net and higher interest income. The increase in interest expense was related to the debt issued to fund the Phadia and Dionex acquisitions, offset in part by having refinanced higher-rate debt during 2010. In 2011, other items, net includes a $28 million gain on currency exchange contracts associated with the Phadia acquisition and repayment of its multi-currency debt and an $18 million gain on the sale of an investment accounted for under the cost method, offset in part by $10 million of fees associated with short-term financing commitments to fund the Phadia acquisition. In 2010, other items, net includes a $17 million loss on the early extinguishment of debt and $8 million of fees associated with short-term financing commitments for the Dionex acquisition.

Provision for Income Taxes

The company’s effective tax rates were 9.7% and 9.3% in 2011 and 2010, respectively. The increase in the effective tax rate was primarily due to the items discussed below, offset in part by increased earnings in lower tax jurisdictions including the effect of the Phadia acquisition. The tax provision in 2011 was unfavorably affected by $12 million, or 1.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates, offset in part by $8 million, or 0.7 percentage points, by the ability to use tax loss carryforwards as a result of the Phadia acquisition. The tax provision in 2010 was favorably affected by $17 million or 1.6 percentage points resulting primarily from the resolution of tax audits and the impact on deferred tax balances of changes in tax rates.

Discontinued Operations

As described above, the company sold two businesses in April 2011, and another business in October 2012. The results of these businesses have been included in the accompanying financial statements as discontinued operations for all periods presented (Note 15). After-tax income from discontinued operations was $1.7 million and $47.0 million, in 2011 and 2010, respectively. The sale of the two businesses sold in 2011 resulted in an after-tax gain of $304 million or $0.79 per diluted share. The company also received additional proceeds from a previously divested business in 2011, resulting in an after-tax gain of $1 million.

During 2010, the company recorded additional proceeds related to a business divested in 2003, resulting in an after-tax gain of $2.5 million.

Liquidity and Capital Resources

Consolidated working capital was $2.74 billion at December 31, 2012, compared with $1.71 billion at December 31, 2011. Included in working capital were cash, cash equivalents and short-term investments of $855 million at December 31, 2012 and $1.02 billion at December 31, 2011. The increase in working capital is primarily due to earnings before amortization and depreciation, offset in part by the repurchase of the company’s common stock.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

2012

Cash provided by operating activities was $2.04 billion during 2012. An increase in inventories used cash of $60 million, primarily to support growth in sales. An increase in other assets used cash of $100 million primarily related to the timing of tax refunds. An increase in other liabilities provided cash of $127 million, primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes of continuing operations totaled $331 million during 2012, compared with $353 million in the prior year. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $64 million during 2012.

During 2012, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $1.08 billion for acquisitions and $315 million for purchases of property, plant and equipment. The company’s discontinued operations provided $59 million of cash, primarily tax benefits from the loss on sale of the laboratory workstations business and receipt of escrowed proceeds from the 2011 sale of Lancaster Laboratories.

The company’s financing activities used $918 million of cash during 2012, principally for the repurchase of $1.15 billion of the company’s common stock and to reduce commercial paper obligations by $849 million, offset in part by the issuance of $1.3 billion in senior notes (Note 9). The company’s financing activities also included the repayment of $355 million of long-term debt and $254 million of proceeds from employee stock option exercises. In February 2012, the company initiated a quarterly cash dividend. Cash dividend payments totaled $142 million during 2012. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1 billion of the company’s common stock beginning January 1, 2013.

As of December 31, 2012, the company’s short-term debt totaled $93 million, including $50 million of commercial paper obligations. The company has revolving credit facilities with a bank group that provide up to $2.0 billion of unsecured multi-currency revolving credit. The credit facilities include a $1 billion 5-year credit agreement, with the ability to request an additional $500 million, plus a $500 million 364-day credit agreement. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $50 million as a result of outstanding letters of credit.

The company believes that its existing cash and short-term investments of $855 million as of December 31, 2012, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreements are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

2011

Cash provided by operating activities was $1.69 billion during 2011. Increases in accounts receivable and inventories used cash of $101 million and $29 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $137 million primarily due to the timing of tax refunds. An increase in accounts payable provided cash of $34 million, primarily due to higher inventory purchases. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $69 million during 2011.

During 2011, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $5.69 billion for acquisitions and $261 million for purchases of property, plant and equipment. The company’s continuing operations had cash proceeds from a divestiture of $14 million and the company’s discontinued operations had net cash proceeds of $746 million, primarily from the sale of Athena and Lancaster.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

The company’s financing activities provided $3.55 billion of cash during 2011, principally $5.15 billion from the issuance of debt to fund acquisitions, offset in part by the repurchase of $1.34 billion of the company’s common stock. Following issuance of a redemption notice for the remaining $329 million principal outstanding of the company’s 3.25% Senior Subordinated Convertible Notes due 2024, all of the balance was converted or redeemed for a total cash outlay of $452 million. The company’s financing activities in 2011 also included $158 million of proceeds from employee stock option exercises.

2010

Cash provided by operating activities was $1.50 billion during 2010. Increases in accounts receivable and inventories used cash of $71 million and $24 million, respectively, primarily to support growth in sales. Increases in other assets used cash of $78 million, primarily due to the timing of value added tax (VAT) refunds and prepaid expenses. Cash payments for income taxes totaled $370 million in 2010, compared with $330 million in 2009 due to an increase in taxable income. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $47 million during 2010.

During 2010, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $606 million for acquisitions and $245 million for purchases of property, plant and equipment.

The company’s financing activities used $1.30 billion of cash during 2010, principally for the extinguishment of debt and repurchase of $1.01 billion of the company’s common stock, offset in part by the net proceeds for the issuance of long-term debt of $741 million. The company used the net proceeds from the issuance of debt and existing cash balances to convert all of the $326 million principal outstanding on its Floating Rate Convertible Debentures due 2033 for a total cash outlay of $573 million and to redeem all of its $500 million outstanding 6 1/8% Senior Subordinated Notes at a redemption price of $1,030.63 per $1,000 principal amount for a total cash outlay of $515 million. The company’s financing activities in 2010 also included $77 million of proceeds from employee stock option exercises.

Off-Balance Sheet Arrangements

The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2010 - 2012 except for letters of credit, bank guarantees, a build-to-suit lease arrangement entered in 2012, surety bonds and other guarantees disclosed in the table or discussed below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $35.6 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold. The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Contractual Obligations and Other Commercial Commitments

The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2012.

	Payments due by Period or Expiration of Commitment
(In millions)	2013	2014 and 2015	2016 and 2017	2018 and Thereafter	Total

Contractual Obligations and Other
Commercial Commitments
Debt principal, including short- term debt (a)	$92.6	$1,409.6	$1,901.2	$3,700.5	$7,103.9
Interest	223.9	422.1	303.5	479.1	1,428.6
Capital lease obligations	0.5	0.4	—	—	0.9
Operating lease obligations	107.2	145.7	63.4	43.0	359.3
Unconditional purchase obligations (b)	248.8	25.8	—	—	274.6
Letters of credit and bank guarantees	88.0	9.0	0.7	11.9	109.6
Surety bonds and other guarantees	38.6	4.9	—	—	43.5
Pension obligations on balance sheet	28.1	61.8	70.7	247.6	408.2
Asset retirement obligations	4.7	8.1	6.2	9.3	28.3
Acquisition-related contingent consideration accrued on balance sheet	4.6	14.7	0.8	—	20.1
Other (c)	3.4	—	—	—	3.4

	$840.4	$2,102.1	$2,346.5	$4,491.4	$9,780.4

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.
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

Reserves for unrecognized tax benefits of $165 million have not been included in the above table due to the inability to predict the timing of tax audit resolutions.

The company has no material commitments for purchases of property, plant and equipment but expects that for 2013, such expenditures for its existing business will approximate $300 to $325 million.

A guarantee of residual value under a build-to-suit lease arrangement for a facility that will be leased upon completion of construction has not been included in the above table due to the inability to predict if and when the guarantee may require payment. Upon completion of construction in 2014, a five-year lease will commence with options to purchase the facility or renew the lease for up to three 5-year terms. The residual value guarantee becomes operative at the end of the lease for up to a maximum of $58 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Chinese yuan, Japanese yen, Swedish krona and Australian dollars. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.

Interest Rates

The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2012, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2012 was $7.56 billion (see Note 12). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2012 would increase by approximately $386 million. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2012 would decrease by approximately $363 million.

Currency Exchange Rates

The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in euro, Swedish krona, British pounds sterling, Danish krone and Canadian dollars. The effect of a change in currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. A 10% depreciation in year-end 2012 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $757 million.

The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Quantitative and Qualitative Disclosures About Market Risk (continued)

year-end 2012 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $54 million. A 10% appreciation in year-end 2012 non-functional currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $54 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2012 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $14 million on the company’s net income.

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

Item 9A.       Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of December 31, 2012, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2012 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2012, the company’s internal control over financial reporting was effective.

The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2012, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.       Other Information

Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2013 Definitive Proxy Statement) and is incorporated in this report by reference.

The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.

The other information required by this Item will be contained in our 2013 Definitive Proxy Statement and is incorporated in this report by reference.

Item 11.        Executive Compensation

The information required by this Item will be contained in our 2013 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our 2013 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our 2013 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.        Principal Accountant Fees and Services

The information required by this Item will be contained in our 2013 Definitive Proxy Statement and is incorporated in this report by reference.

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

Date: February 27, 2013	THERMO FISHER SCIENTIFIC INC.

By: /s/ Marc N. Casper
Marc N. Casper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 27, 2013.

Signature	Title

By: /s/ Marc N. Casper Marc N. Casper	President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Jim P. Manzi Jim P. Manzi	Chairman of the Board and Director

By: /s/ Peter M. Wilver Peter M. Wilver	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ Peter E. Hornstra Peter E. Hornstra	Vice President and Chief Accounting Officer (Principal Accounting Officer)

By: /s/ Nelson J. Chai Nelson J. Chai	Director

By: /s/ C. Martin Harris C. Martin Harris	Director

By: /s/ Tyler E. Jacks Tyler E. Jacks	Director

By: /s/ Judy C. Lewent Judy C. Lewent	Director

By: /s/ Thomas J. Lynch Thomas J. Lynch	Director

By: /s/ William G. Parrett William G. Parrett	Director

By: /s/ Lars R. Sorensen Lars R. Sorensen	Director

By: /s/ Scott M. Sperling Scott M. Sperling	Director

By: /s/ Elaine S. Ullian Elaine S. Ullian	Director

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

2.5
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

4.8
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

10.5
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).*

10.6
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).*

10.7
Form of Executive Change in Control Retention Agreement for Officers (other than Marc Casper) dated May 15, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.8
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.9
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

10.10	Summary of Thermo Fisher Scientific Inc. Annual Director Compensation.*

10.11
Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.12
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended for awards granted on or after November 9, 2006 (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.13
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).*

10.14
Summary of 2012 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed March 2, 2012 [File No. 1-8002] under the heading “Annual Cash Incentive Plans – Establishment of Criteria for 2012 Bonus” and incorporated in this document by reference).*

10.15
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.16
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [File No. 1-10920] and incorporated in this document by reference).*

10.17
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.18
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.19
Fisher Scientific International Inc. 2001 Equity and Incentive Plan, effective as of May 16, 2001 (filed as Annex I to Fisher Scientific International Inc.’s definitive proxy statement filed April 12, 2001 [File No. 1-10920] and incorporated in this document by reference).*

10.20
Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2001 Equity and Incentive Plan) (filed as Exhibit 10.1 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004 [File No. 1-10920] and incorporated in this document by reference).*

10.21
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005 (filed as Exhibit A to Fisher Scientific International Inc.’s definitive proxy statement filed April 4, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.22
Form of 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed June 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.23
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.24
Description of Amendments to certain Stock Option Plans made in February 2008 (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.25
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. Directors Stock Option Plan, as amended and restated as of November 9, 2006 (filed as Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.26
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.27
Amendment dated February 27, 2008 to Fisher Scientific International Inc. 2005 Equity and Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.28
Form of Thermo Fisher Scientific Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans to directors of the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.29
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.30
Stock Option Agreement dated May 15, 2008 between the Registrant and Marc Casper (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.31
Form of Executive Change in Control Retention Agreement for Officers (for officers appointed after February 26, 2009) (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.32
Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.33
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.34
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.35
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

10.37
2009 Restatement of Executive Severance Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.38
Executive Change In Control Retention Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.39
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

10.41
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February 25, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.42
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

10.44
Amendment No. 2 to Executive Severance Policy, dated November 10, 2010 (filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.45
Amendment No. 2 to 2009 Restatement of Executive Severance Agreement, dated November 10, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.46
Amendment No. 1 to Executive Change In Control Retention Agreement, dated November 10, 2010, between Marc N. Casper and the Registrant (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.47
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

10.49
Form of Thermo Fisher Scientific Inc.’s February 2011 Stock Option Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.50
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

10.52
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

10.54
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

10.56
Credit Agreement, dated April 11, 2012, among the Company, certain Subsidiaries of the Company from time to time party thereto, Bank of America, N.A., and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 13, 2012 [File No. 1-8002] and incorporated in this document by reference).

10.57
364-Day Credit Agreement, dated April 11, 2012, among the Company, Bank of America, N.A., and each lender from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 13, 2012 [File No. 1-8002] and incorporated in this document by reference).

10.58
Form of Thermo Fisher Scientific Inc.’s February 2013 Performance Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.59
Form of Thermo Fisher Scientific Inc.’s February 2013 Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.60
Form of Thermo Fisher Scientific Inc.’s February 2013 Stock Option Agreement (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.61
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper, dated February 26, 2013 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.62
Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper, dated February 26, 2013 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.63
Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc Casper, dated February 26, 2013 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2012, and 2011, (ii) Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.

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

Schedule II – Valuation and Qualifying Accounts	F-62

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of Thermo Fisher Scientific Inc.’s Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2013

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions)	2012	2011

Assets
Current Assets:
Cash and cash equivalents	$851.0	$1,016.3
Short-term investments, at quoted market value (cost of $4.8 and $4.8)	4.3	4.3
Accounts receivable, less allowances of $55.5 and $65.8	1,804.9	1,763.7
Inventories	1,443.3	1,330.1
Deferred tax assets	182.0	157.8
Other current assets	549.3	549.7

	4,834.8	4,821.9

Property, Plant and Equipment, at Cost, Net	1,726.4	1,611.3

Acquisition-related Intangible Assets, Net	7,804.5	7,815.9

Other Assets	604.4	611.3

Goodwill	12,474.5	11,973.3

	$27,444.6	$26,833.7

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)

	December 31,	December 31,
(In millions except share amounts)	2012	2011

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$93.1	$1,272.8
Accounts payable	641.4	612.3
Accrued payroll and employee benefits	388.0	324.4
Deferred revenue	196.5	192.5
Other accrued expenses	774.3	711.1

	2,093.3	3,113.1

Deferred Income Taxes	2,047.2	2,229.3

Other Long-term Liabilities	808.2	698.0

Long-term Obligations	7,031.2	5,755.2

Commitments and Contingencies (Note 10)

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 413,491,691 and 406,416,940 shares issued	413.5	406.4
Capital in excess of par value	10,501.1	10,152.0
Retained earnings	7,697.3	6,716.3
Treasury stock at cost, 56,047,926 and 35,033,919 shares	(2,996.8)	(1,837.1)
Accumulated other comprehensive items	(150.4)	(399.5)

	15,464.7	15,038.1

	$27,444.6	$26,833.7

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2012	2011	2010

Revenues
Product revenues	$10,777.6	$9,896.6	$8,977.7
Service revenues	1,732.3	1,662.2	1,415.4

	12,509.9	11,558.8	10,393.1

Costs and Operating Expenses:
Cost of product revenues	6,101.3	5,733.4	5,264.7
Cost of service revenues	1,113.1	1,031.4	866.9
Selling, general and administrative expenses	3,354.9	3,106.5	2,728.8
Research and development expenses	376.4	340.2	284.4
Restructuring and other costs, net	82.1	96.5	60.2

	11,027.8	10,308.0	9,205.0

Operating Income	1,482.1	1,250.8	1,188.1
Other Expense, Net	(212.7)	(118.0)	(100.4)

Income from Continuing Operations Before Income Taxes	1,269.4	1,132.8	1,087.7
Provision for Income Taxes	(11.0)	(109.4)	(101.6)

Income from Continuing Operations	1,258.4	1,023.4	986.1
(Loss) Income from Discontinued Operations (net of income tax (benefit) provision of $(10.8), $1.2 and $29.9)	(19.2)	1.7	47.0
(Loss) Gain on Disposal of Discontinued Operations, Net (net of income tax (benefit) provision of $(33.2), $190.3 and $1.5)	(61.3)	304.8	2.5

Net Income	$1,177.9	$1,329.9	$1,035.6

Earnings per Share from Continuing Operations
Basic	$3.46	$2.69	$2.45
Diluted	$3.43	$2.66	$2.41

Earnings per Share
Basic	$3.24	$3.49	$2.57
Diluted	$3.21	$3.46	$2.53

Weighted Average Shares
Basic	363.8	380.8	403.3
Diluted	366.6	384.8	409.4

Cash Dividends Declared per Common Share	$.54	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2012	2011	2010

Comprehensive Income (Loss)
Net Income	$1,177.9	$1,329.9	$1,035.6

Other Comprehensive Items:
Currency translation adjustment	293.7	(340.8)	(27.2)
Unrealized gains on available-for-sale investments (net of tax provision of $0.1, $1.1 and $0.5)	0.7	3.6	1.0
Unrealized gains (losses) on hedging instruments (net of tax provision (benefit) of $2.0, $(21.7) and $0.1)	3.3	(35.4)	0.2
Pension and other postretirement benefit liability adjustments (net of tax benefit of $18.4, $36.9 and $9.7)	(48.6)	(70.5)	(22.4)

	249.1	(443.1)	(48.4)

	$1,427.0	$886.8	$987.2

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2012	2011	2010

Operating Activities
Net Income	$1,177.9	$1,329.9	$1,035.6
Loss (income) from discontinued operations	19.2	(1.7)	(47.0)
Loss (gain) on disposal of discontinued operations	61.3	(304.8)	(2.5)

Income from continuing operations	1,258.4	1,023.4	986.1

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	983.7	859.6	739.7
Change in deferred income taxes	(301.6)	(123.1)	(266.5)
Non-cash stock-based compensation	78.2	80.0	81.6
Non-cash charges for sale of inventories revalued at the date of acquisition	52.4	69.5	11.4
Tax benefits from stock-based compensation awards	(22.7)	(16.9)	(12.8)
Other non-cash expenses, net	53.8	49.5	72.8
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	12.0	(101.2)	(70.8)
Inventories	(59.9)	(28.6)	(24.1)
Other assets	(100.3)	(136.8)	(78.0)
Accounts payable	10.0	33.8	(0.5)
Other liabilities	127.2	(7.3)	35.6
Contributions to retirement plans	(23.3)	(25.3)	(24.4)

Net cash provided by continuing operations	2,067.9	1,676.6	1,450.1
Net cash (used in) provided by discontinued operations	(28.4)	14.4	47.7

Net cash provided by operating activities	2,039.5	1,691.0	1,497.8

Investing Activities
Acquisitions, net of cash acquired	(1,083.4)	(5,690.3)	(606.2)
Purchase of property, plant and equipment	(315.1)	(260.9)	(245.4)
Proceeds from sale of property, plant and equipment	12.8	8.2	10.2
Proceeds from sale of investments	1.9	19.5	9.0
Proceeds from sale of businesses, net of cash divested	—	13.8	—
Proceeds from derivative instruments related to Phadia acquisition	—	27.6	—
Other investing activities, net	(0.8)	(6.0)	(10.1)

Net cash used in continuing operations	(1,384.6)	(5,888.1)	(842.5)
Net cash provided by (used in) discontinued operations	58.8	745.9	(16.4)

Net cash used in investing activities	$(1,325.8)	$(5,142.2)	$(858.9)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2012	2011	2010

Financing Activities
Net proceeds from issuance of long-term debt	$1,282.1	$4,254.1	$741.4
(Decrease) increase in commercial paper, net	(849.3)	899.3	—
Settlement of convertible debt	—	(452.0)	(600.8)
Redemption and repayment of long-term obligations	(354.5)	(1.4)	(505.4)
Purchases of company common stock	(1,150.0)	(1,337.5)	(1,012.5)
Dividends paid	(142.2)	—	—
Net proceeds from issuance of company common stock	254.1	158.1	77.3
Tax benefits from stock-based compensation awards	22.7	16.9	12.8
Increase (decrease) in short-term notes payable	24.0	9.2	(7.9)
Other financing activities, net	(4.6)	3.9	—

Net cash (used in) provided by financing activities	(917.7)	3,550.6	(1,295.1)

Exchange Rate Effect on Cash	38.7	(0.2)	9.2

(Decrease) Increase in Cash and Cash Equivalents	(165.3)	99.2	(647.0)
Cash and Cash Equivalents at Beginning of Period	1,016.3	917.1	1,564.1

Cash and Cash Equivalents at End of Period	$851.0	$1,016.3	$917.1

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2009	423.9	$423.9	$11,140.7	$4,350.8	14.6	$(576.5)	$92.0	$15,430.9

Retirement of treasury shares	(25.0)	(25.0)	(1,081.3)	—	(25.0)	1,106.3	—	—
Issuance of shares under employees' and directors' stock plans	2.9	2.9	80.5	—	0.1	(7.8)	—	75.6
Settlement of convertible debt	—	—	(216.1)	—	—	—	—	(216.1)
Stock-based compensation	—	—	83.1	—	—	—	—	83.1
Tax benefit related to employees' and directors' stock plans	—	—	10.9	—	—	—	—	10.9
Purchases of company common stock	—	—	—	—	20.7	(1,012.5)	—	(1,012.5)
Net income	—	—	—	1,035.6	—	—	—	1,035.6
Other comprehensive items	—	—	—	—	—	—	(48.4)	(48.4)
Other	—	—	1.9	—	—	—	—	1.9

Balance at December 31, 2010	401.8	$401.8	$10,019.7	$5,386.4	10.4	$(490.5)	$43.6	$15,361.0

Issuance of shares under employees' and directors' stock plans	4.6	4.6	160.3	—	0.1	(9.1)	—	155.8
Settlement of convertible debt	—	—	(122.8)	—	—	—	—	(122.8)
Stock-based compensation	—	—	80.2	—	—	—	—	80.2
Tax benefit related to employees' and directors' stock plans	—	—	14.6	—	—	—	—	14.6
Purchases of company common stock	—	—	—	—	24.5	(1,337.5)	—	(1,337.5)
Net income	—	—	—	1,329.9	—	—	—	1,329.9
Other comprehensive items	—	—	—	—	—	—	(443.1)	(443.1)

Balance at December 31, 2011	406.4	$406.4	$10,152.0	$6,716.3	35.0	$(1,837.1)	$(399.5)	$15,038.1

Issuance of shares under employees' and directors' stock plans	7.1	7.1	254.7	—	0.2	(9.7)	—	252.1
Stock-based compensation	—	—	78.2	—	—	—	—	78.2
Tax benefit related to employees' and directors' stock plans	—	—	18.7	—	—	—	—	18.7
Purchases of company common stock	—	—	—	—	20.8	(1,150.0)	—	(1,150.0)
Dividends declared	—	—	—	(196.9)	—	—	—	(196.9)
Net income	—	—	—	1,177.9	—	—	—	1,177.9
Other comprehensive items	—	—	—	—	—	—	249.1	249.1
Other	—	—	(2.5)	—	—	—	—	(2.5)

Balance at December 31, 2012	413.5	$413.5	$10,501.1	$7,697.3	56.0	$(2,996.8)	$(150.4)	$15,464.7

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

Presentation

The results of several businesses have been classified and presented as discontinued operations in the accompanying financial statements (Note 15). Prior period results have been adjusted to conform to this presentation. The discontinued operations have been excluded from the following notes unless they were material. In such instances, the amounts related to the discontinued operations have been separately disclosed.

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

Service revenues represent the company’s service offerings including clinical trial logistics, asset management, diagnostic testing, training, service contracts, and field service including related time and materials. Service revenues are recognized as the service is performed. Revenues for service contracts are recognized ratably over the contract period.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable are recorded at the invoiced amount and do not bear interest. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The allowance for doubtful accounts is the company’s best estimate of the amount of probable credit losses in existing accounts receivable. The company determines the allowance based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. Account balances are charged off against the allowance when the company believes it is probable the receivable will not be recovered. The company does not have any off-balance-sheet credit exposure related to customers.

The company records shipping and handling charges billed to customers in net sales and records shipping and handling costs in cost of product revenues for all periods presented.

Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2012 balance sheet will be recognized within one year.

Warranty Obligations

The company provides for the estimated cost of standard product warranties, primarily from historical information, in cost of product revenues at the time product revenue is recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the company’s estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Year Ended
	December 31,	December 31,
(In millions)	2012	2011

Beginning Balance	$42.2	$41.7
Provision charged to income	66.2	54.4
Usage	(59.3)	(55.1)
Acquisitions	—	3.0
Adjustments to previously provided warranties, net	0.1	(1.2)
Other, net	(0.5)	(0.6)

Ending Balance	$48.7	$42.2

Research and Development

The company conducts research and development activities to increase its depth of capabilities in technologies, software and services. Research and development costs include salaries and benefits, consultants, facilities related costs, material costs, depreciation and travel. Research and development costs are expensed as incurred.

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

Other investments for which there are not readily determinable market values are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2012 and 2011, the company had cost method investments with carrying amounts of $12.2 million and $11.9 million, respectively, which are included in other assets.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	December 31,
(In millions)	2012	2011

Raw Materials	$362.0	$335.2
Work in Process	149.7	129.3
Finished Goods	931.6	865.6

	$1,443.3	$1,330.1

The value of inventories maintained using the LIFO method was $190.6 million and $181.5 million at December 31, 2012 and 2011, respectively, which was below estimated replacement cost by $25.1 million and $22.5 million, respectively. The company recorded a reduction in cost of revenues as a result of the liquidation of LIFO inventories of $0.3 million, $0.2 million and $0.9 million in 2012, 2011 and 2010, respectively.

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

	December 31,	December 31,
(In millions)	2012	2011

Land	$216.6	$179.9
Buildings and Improvements	805.5	747.4
Machinery, Equipment and Leasehold Improvements	1,829.9	1,647.6

	2,852.0	2,574.9
Less: Accumulated Depreciation and Amortization	1,125.6	963.6

	$1,726.4	$1,611.3

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $236.1 million, $211.7 million and $185.0 million in 2012, 2011 and 2010, respectively.

Acquisition-related Intangible Assets

Acquisition-related intangible assets include the costs of acquired customer relationships, product technology, patents, tradenames and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 20 years. In addition, the company has tradenames and in-process research and development that have indefinite lives and which are not amortized. The company reviews other intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate they may be impaired. Acquisition-related intangible assets are as follows:

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012			December 31, 2011
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Continuing Operations:
Definite Lives:
Customer relationships	$7,047.0	$(2,617.6)	$4,429.4	$6,572.6	$(2,146.5)	$4,426.1
Product technology	2,512.9	(958.6)	1,554.3	2,268.5	(726.7)	1,541.8
Tradenames	807.8	(330.5)	477.3	763.0	(264.9)	498.1
Patents	19.7	(19.2)	0.5	19.5	(18.5)	1.0
Other	15.7	(13.3)	2.4	13.6	(12.7)	0.9

	10,403.1	(3,939.2)	6,463.9	9,637.2	(3,169.3)	6,467.9

Indefinite Lives:
Tradenames	1,326.9	—	1,326.9	1,326.9	—	1,326.9
In-process research and development	13.7	—	13.7	21.1	—	21.1

	1,340.6	—	1,340.6	1,348.0	—	1,348.0

	$11,743.7	$(3,939.2)	$7,804.5	$10,985.2	$(3,169.3)	$7,815.9

The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2013	$765.7
2014	742.2
2015	724.9
2016	687.0
2017	679.0
2018 and thereafter	2,865.1

$6,463.9

Amortization of acquisition-related intangible assets in continuing operations was $747.6 million, $647.9 million and $554.7 million in 2012, 2011 and 2010, respectively and for discontinued operations was $4.2 million and $17.0 million in 2011 and 2010, respectively.

Other Assets

Other assets in the accompanying balance sheet include deferred tax assets, insurance recovery receivables related to product liability matters, investments in joint ventures, cash surrender value of life insurance, deferred debt expense, cost-method investments, notes receivable, capitalized catalog costs, other assets and, in 2011, the long-term assets of discontinued operations.

The company owns 49% - 50% interests in two joint ventures and records its pro rata share of the joint ventures’ results in other expense, net, in the accompanying statement of income, using the equity method of accounting. The joint ventures were formed to combine the company’s capabilities with those of businesses contributed by the respective joint venture partners in the fields of integrated response technology services and disposable laboratory glass products. The results of the joint ventures were not material for any period presented. The company made purchases of products for resale from the glass products joint venture totaling $48.3 million, $45.1 million and $44.0 million in 2012, 2011 and 2010, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. When an impairment is indicated, any excess of carrying value over the implied fair value of goodwill is recorded as an operating loss. The company completed annual tests for impairment at November 2, 2012 and November 4, 2011, and determined that goodwill was not impaired.

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Total

Balance at December 31, 2010	$1,849.5	$2,192.9	$4,938.5	$8,980.9
Acquisitions	1,316.9	1,828.8	18.4	3,164.1
Finalization of purchase price allocations for 2010 acquisitions	(4.4)	—	5.0	0.6
Sale of businesses	(0.1)	—	(9.9)	(10.0)
Currency translation	(7.7)	(150.1)	(1.9)	(159.7)
Other	(0.6)	(1.0)	(1.0)	(2.6)

Balance at December 31, 2011	3,153.6	3,870.6	4,949.1	11,973.3
Acquisitions	15.6	273.5	81.1	370.2
Finalization of purchase price allocations for 2011 acquisitions	(0.9)	(3.4)	—	(4.3)
Revision to goodwill allocable to discontinued operations	—	—	13.1	13.1
Currency translation	10.0	106.7	6.0	122.7
Other	18.2	(18.2)	(0.5)	(0.5)

Balance at December 31, 2012	$3,196.5	$4,229.2	$5,048.8	$12,474.5

Goodwill of the discontinued operations of $14.7 million at December 31, 2011, is included in other assets in the accompanying balance sheet. In 2012, the company reduced its earlier estimate of goodwill allocable to discontinued operations by $13.1 million, based on the actual selling price of the business.

Asset Retirement Obligations

The company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as interest expense. At December 31, 2012 and 2011, the company had recorded asset retirement obligations of $28.3 million and $23.7 million, respectively.

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

Advertising

The company records advertising costs as expenses as incurred, except for certain direct-response advertising, which is capitalized and amortized on a straight-line basis over its expected period of future benefit, generally one to three years. The company has capitalized advertising costs of $1.9 million and $5.7 million at December 31, 2012 and 2011, respectively, included in other assets in the accompanying balance sheet. Direct-response advertising consists of external catalog production and mailing costs, and amortization begins on the date the catalogs are first mailed. Advertising expense, which includes amortization of capitalized direct-response advertising, as described above, was $39.5 million, $29.6 million and $27.2 million in 2012, 2011 and 2010, respectively. Included in advertising expense was catalog amortization of $5.6 million, $7.2 million and $6.8 million for 2012, 2011 and 2010, respectively.

Currency Translation

All assets and liabilities of the company’s non-U.S. subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ equity. Currency transaction gains and losses are included in the accompanying statement of income and in aggregate were net losses of $11.0 million, $1.0 million and $6.4 million in 2012, 2011 and 2010, respectively.

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

The company uses short-term forward and option currency-exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in euro, British pounds sterling, Chinese yuan, Japanese yen, Swedish krona and Australian dollars. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management. As of December 31, 2012, the company had no outstanding foreign exchange contracts that were hedging anticipated purchases or sales.

Cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2012 and 2011, the company had no outstanding derivative contracts that were accounted for as cash flow hedges.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value hedges. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. During 2010 and 2011, in connection with new debt issuances, the company entered into interest rate swap arrangements. The company includes the gain or loss on the hedged items (fixed-rate debt) in the same line item (interest expense) as the offsetting loss or gain on the related interest rate swaps. All of the company’s interest rate swap arrangements were terminated in 2011 (Note 9).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to assess potential impairment of assets, and in determining the ultimate loss from selling discontinued operations and abandoning leases at facilities being exited (Note 14). Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance will be effective for the company in 2013. Adoption of this standard, which is related to disclosure only, will not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance will be effective for the company in 2013. Adoption of this standard will not have an impact on the company’s consolidated financial position, results of operations or cash flows.

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

Note 2.         Acquisitions and Dispositions

2012 Acquisitions

In September 2012, the Specialty Diagnostics segment acquired One Lambda, a provider of transplant diagnostics, for approximately $885 million, net of cash acquired, including related real estate and subject to a post-closing adjustment, plus up to $25 million of additional contingent consideration based upon the achievement of specified operating results in the year following the acquisition. The company recorded $13 million as the fair value of contingent consideration at the acquisition date. The acquisition of One Lambda enhances the segment’s presence in specialty in vitro diagnostics and adds new capabilities to the company’s transplant-testing workflow. Revenues of One Lambda were $182 million in 2011. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $274 million was allocated to goodwill, all of which is tax deductible.

In May 2012, the Laboratory Products and Services segment acquired Doe & Ingalls Management, LLC, a North Carolina-based channel for specialty production chemicals and provider of customized supply-chain services to the life sciences and microelectronics industries, for $175 million plus up to $3 million of contingent consideration. The acquisition expands the segment’s products and services that address the production market. Revenues of Doe & Ingalls totaled approximately $110 million in 2011. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $81 million was allocated to goodwill, $53 million of which is tax deductible.

In addition, in 2012, the Analytical Technologies segment acquired a manufacturer and supplier of radioactive isotope identifiers, x-ray and gamma-ray detectors and spectroscopy systems used to detect radioactive and other nuclear materials in security and environmental settings and a manufacturer of miniature NMR spectrometers. The Specialty Diagnostics segment acquired a business that holds proprietary technology for tests to diagnose pre-eclampsia and eclampsia. The aggregate consideration for these acquisitions was $25 million plus contingent consideration of up to $15 million.

The company made contingent purchase price and post closing adjustment payments totaling $6 million in 2012, for acquisitions completed prior to 2012. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

2011 Acquisitions

In August 2011, the Specialty Diagnostics segment completed the acquisition of the Phadia group, a global leader in allergy and autoimmunity diagnostics, headquartered in Sweden, for a total purchase price of $3.54 billion, net of cash acquired, including the repayment of $2.14 billion of indebtedness owed by Phadia to the seller and third-party lenders. Phadia develops, manufactures and markets complete blood-test systems to support the clinical diagnosis and monitoring of allergy and autoimmune diseases. Phadia has been a pioneer in bringing new allergy diagnostic tests to market and is a global leader for in vitro allergy diagnostics and a European leader in autoimmunity diagnostics. Phadia’s revenues in 2010 totaled €367 million (approximately $525 million based on exchange rates at the time of the acquisition agreement announcement). The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $1.81 billion was recorded as goodwill, substantially none of which is tax deductible.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2011, the Analytical Technologies segment completed the acquisition of Dionex Corporation, a leading manufacturer and marketer of chromatography systems, for a total purchase price of $2.03 billion, net of cash acquired. Dionex, headquartered in Sunnyvale, California, is a global leader in the manufacturing and marketing of ion and liquid chromatography and sample preparation systems, consumables, and software for chemical analysis. Dionex systems are used worldwide in environmental analysis and by the life sciences, chemical, petrochemical, food and beverage, power generation, and electronics industries. Their expertise in applications and instrumentation helps analytical scientists to evaluate and develop pharmaceuticals, establish environmental regulations, and produce better industrial products. Revenues of Dionex totaled $420 million in its fiscal year ended June 30, 2010. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $1.32 billion was recorded as goodwill, substantially none of which is tax deductible.

In addition, in 2011, the Laboratory Products and Services segment acquired a U.S.-based manufacturer of clinical and diagnostic assays and platforms for rapid and sensitive protein biomarker analysis; a U.K.-based provider of single-use plastic products serving the microbiology, life sciences and clinical markets and certain operating assets of a Singapore-based distributor of laboratory equipment and consumables. The Specialty Diagnostics segment also acquired a provider of microbiology solutions, including blood culture identification and antibiotic susceptibility testing products with operations in both the U.S. and U.K. The aggregate consideration paid for these acquisitions was $97 million, net of cash acquired. Separately, the company’s discontinued operations acquired a manufacturer of laboratory workstations and fume hoods for $8 million.

The company made contingent purchase price and post closing adjustment payments totaling $35 million in 2011, for acquisitions completed prior to 2011. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

2010 Acquisitions

In February 2010, the Analytical Technologies segment acquired Ahura Scientific, Inc., a U.S.-based provider of handheld spectroscopy instruments that are used worldwide in the identification of chemicals for safety, security and pharmaceutical applications, for $147 million, net of cash acquired, plus up to $25 million of additional contingent consideration based upon the achievement of specified operating results in 2010, of which the company recorded $20 million as the fair value at the acquisition date and an additional $5 million as a charge to selling, general and administrative expense in December 2010. The $25 million was paid in early 2011. The acquisition expands the segment’s portfolio of portable analytical devices. Revenues of Ahura Scientific totaled $45 million in 2009. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $110 million was allocated to goodwill, none of which is tax deductible.

In March 2010, the Analytical Technologies segment acquired Finnzymes, a Finland-based provider of integrated tools for molecular biology analysis, including reagents, instruments, consumables and kits, for $58 million, net of cash acquired. The acquisition expands the company’s portfolio of reagents and other consumables for the molecular biology research and diagnostics markets. Finnzymes reported revenues of $20 million in 2009. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $25 million was allocated to goodwill, none of which is tax deductible.

In July 2010, the Analytical Technologies segment acquired Fermentas International Inc., a manufacturer and global distributor of enzymes, reagents and kits for molecular and cellular biology research, with principal operations in Lithuania, for $260 million, net of cash acquired. The acquisition expands the company’s ability to provide complete workflows for genomics research. Fermentas reported revenues of approximately $55 million in 2009. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $117 million was allocated to goodwill, none of which is tax deductible.

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

The components of the purchase price and net assets acquired for 2012 acquisitions are as follows:

(In millions)	One Lambda	Doe & Ingalls	Other	Total

Purchase Price
Cash paid	$878.8	$174.8	$25.4	$1,079.0
Purchase price payable	7.3	—	—	7.3
Fair value of contingent consideration	13.1	1.5	5.3	19.9
Cash acquired	(1.3)	—	—	(1.3)

	$897.9	$176.3	$30.7	$1,104.9

Net Assets Acquired
Current assets	$110.1	$21.9	$2.2	$134.2
Property, plant and equipment	30.3	11.6	0.1	42.0
Intangible assets:
Customer relationships	330.7	68.1	3.2	402.0
Product technology	172.5	1.1	13.9	187.5
Tradenames and other	17.2	16.8	—	34.0
Goodwill	273.5	81.1	15.6	370.2
Other assets	—	0.5	—	0.5
Liabilities assumed	(36.4)	(24.8)	(4.3)	(65.5)

	$897.9	$176.3	$30.7	$1,104.9

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the purchase price and net assets acquired for 2011 acquisitions, as revised in 2012 for finalization of the valuation process are as follows:

(In millions)	Phadia	Dionex	Other	Total

Purchase Price
Cash paid	$3,655.2	$2,140.8	$97.7	$5,893.7
Debt assumed	0.3	3.2	—	3.5
Purchase price payable	—	—	0.4	0.4
Fair value of contingent consideration	—	—	1.4	1.4
Cash acquired	(117.2)	(114.9)	(0.9)	(233.0)

	$3,538.3	$2,029.1	$98.6	$5,666.0

Net Assets Acquired
Current assets	$328.1	$227.8	$25.0	$580.9
Property, plant and equipment	150.2	87.8	29.0	267.0
Intangible assets:
Customer relationships	956.8	495.3	17.6	1,469.7
Product technology	696.3	350.2	20.0	1,066.5
In-process research and development	—	18.3	—	18.3
Tradenames and other	132.6	35.7	3.6	171.9
Goodwill	1,813.6	1,317.8	30.2	3,161.6
Other assets	67.9	3.1	1.2	72.2
Liabilities assumed	(607.2)	(506.9)	(28.0)	(1,142.1)

	$3,538.3	$2,029.1	$98.6	$5,666.0
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

Unaudited Pro Forma Information

The company acquired Dionex Corporation in May 2011, the Phadia group in August 2011 and One Lambda in September 2012. Had the acquisitions of Dionex and Phadia been completed as of the beginning of 2010, and the acquisition of One Lambda been completed as of the beginning of 2011, the company’s pro forma results for 2012 and 2011 would have been as follows:

(In millions except per share amounts)	2012	2011

Revenues	$12,643.0	$12,292.1

Income from Continuing Operations	$1,338.5	$1,133.9

Net Income	$1,258.0	$1,440.3

Earnings per Share from Continuing Operations:
Basic	$3.68	$2.98
Diluted	$3.65	$2.95

Earnings per Share:
Basic	$3.46	$3.78
Diluted	$3.43	$3.74

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combinations. The following non-recurring pro forma adjustments relating to charges recorded in 2012 have been assumed to have occurred in 2011 for pro forma purposes:

•	Pre-tax increase in income of $16.1 million in 2012, relating to acquisition-related transaction costs incurred by the company and One Lambda.

•	Pre-tax increase in income of $14.1 million in 2012, for the sale of One Lambda inventory revalued at the date of acquisition.

Additionally, the following non-recurring pro forma adjustments relating to charges recorded in 2011 have been assumed to have occurred in 2010 for pro forma purposes:

•	Pre-tax increase in income of $21.2 million for 2011, relating to monetizing equity awards held by Dionex employees at the date of acquisition.

•	Pre-tax increase in income of $32.4 million and $61.7 million in 2012 and 2011, respectively, for the sale of Dionex and Phadia inventories revalued at the date of acquisition.

•	Pre-tax increase in income of $80.6 million in 2011, for acquisition-related transaction costs incurred by the company, Dionex and Phadia.

The company’s results would not have been materially different from its pro forma results had the company’s other 2012 and 2011 acquisitions occurred at the beginning of 2011 or 2010, respectively.

Dispositions

On October 22, 2012, the company sold its laboratory workstations business and on April 4, 2011, the company sold its Athena Diagnostics business and its Lancaster Laboratories business (See Note 15).

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

Business Segment Information

(In millions)	2012	2011	2010

Revenues
Analytical Technologies	$4,123.7	$3,845.4	$3,238.2
Specialty Diagnostics	2,962.3	2,469.9	2,149.0
Laboratory Products and Services	5,990.0	5,762.9	5,473.0
Eliminations	(566.1)	(519.4)	(467.1)

Consolidated revenues	12,509.9	11,558.8	10,393.1

Segment Income
Analytical Technologies (a)	772.7	720.0	550.1
Specialty Diagnostics (a)	761.2	598.4	487.9
Laboratory Products and Services (a)	846.0	810.9	781.2

Subtotal reportable segments (a)	2,379.9	2,129.3	1,819.2

Cost of revenues charges	(55.6)	(72.6)	(13.2)
Selling, general and administrative charges, net	(12.5)	(61.5)	(3.0)
Restructuring and other costs, net	(82.1)	(96.5)	(60.2)
Amortization of acquisition-related intangible assets	(747.6)	(647.9)	(554.7)

Consolidated operating income	1,482.1	1,250.8	1,188.1
Other expense, net (b)	(212.7)	(118.0)	(100.4)

Income from continuing operations before income taxes	$1,269.4	$1,132.8	$1,087.7

Depreciation
Analytical Technologies	$65.3	$61.0	$54.6
Specialty Diagnostics	73.0	50.1	37.3
Laboratory Products and Services	97.8	100.6	93.1

Consolidated depreciation	$236.1	$211.7	$185.0

(a)  Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and
       amortization of acquisition-related intangibles.
(b)  The company does not allocate other expense, net to its segments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2012	2011	2010

Total Assets
Analytical Technologies	$5,854.7	$6,262.8	$4,266.4
Specialty Diagnostics	9,841.0	8,319.6	4,575.9
Laboratory Products and Services	11,097.3	10,713.9	10,768.1
Corporate/Other (c)	651.6	1,537.4	1,739.0

Consolidated total assets	$27,444.6	$26,833.7	$21,349.4

Capital Expenditures
Analytical Technologies	$77.0	$71.3	$45.6
Specialty Diagnostics	97.6	63.2	51.0
Laboratory Products and Services	104.5	113.9	123.4
Corporate/Other	36.0	12.5	25.4

Consolidated capital expenditures	$315.1	$260.9	$245.4

(c)  Corporate assets consist primarily of cash and cash equivalents, short-term investments, property and equipment at the company's corporate offices and assets of the discontinued operations.

Geographical Information

(In millions)	2012	2011	2010

Revenues (d)
United States	$6,424.4	$6,023.9	$5,806.8
China	735.8	559.6	405.3
Germany	681.5	698.3	592.9
United Kingdom	507.1	472.3	409.6
Other	4,161.1	3,804.7	3,178.5

	$12,509.9	$11,558.8	$10,393.1

Long-lived Assets (e)
United States	$862.4	$797.9	$708.5
United Kingdom	223.9	209.2	170.4
Germany	165.2	158.6	121.7
Other	474.9	445.6	319.3

	$1,726.4	$1,611.3	$1,319.9

(d)  Revenues are attributed to countries based on customer location.
(e)  Includes property, plant and equipment, net.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.         Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

(In millions)	2012	2011	2010

Interest Income	$25.2	$26.8	$12.4
Interest Expense	(241.6)	(175.3)	(84.7)
Other Items, Net	3.7	30.5	(28.1)

	$(212.7)	$(118.0)	$(100.4)

Other Items, Net

In 2011, other items, net includes $28 million of gains on currency exchange contracts associated with the acquisition of Phadia and an $18 million gain on the sale of an equity investment accounted for under the cost method, offset in part by $10 million of fees associated with a short-term financing commitment to fund the Phadia acquisition.

During 2010, the company redeemed all of its outstanding 6 1/8% Senior Subordinated Notes due 2015. The company recorded a loss on the early extinguishment of debt of $17 million, principally as a result of this redemption. The company recorded $8 million of fees associated with short-term financing commitments for the purchase of Dionex.

Note 5.         Stock-based Compensation Plans

         The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock units, stock options or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or for certain non-officer grants, by the company’s employee equity committee, which consists of its chief executive officer. Options granted under these plans generally vest over 3-5 years with terms of 7-10 years, assuming continued employment with certain exceptions. The company’s practice is to grant options at fair market value. The company generally issues new shares of its common stock to satisfy option exercises. Grants of stock options and restricted stock on or after November 9, 2006, provide that in the event of both a change in control of the company and a qualifying termination of an option holder’s employment, all options and service-based restricted stock awards held by the recipient become immediately vested (unless an employment or other agreement with the employee provides for different treatment).

Compensation cost is based on the grant-date fair value and is recognized ratably over the requisite vesting period or to the date based on qualifying retirement eligibility, if earlier.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of pre-tax stock-based compensation expense are as follows:

(In millions)	2012	2011	2010

Stock Option Awards	$39.3	$49.4	$48.6
Restricted Share/Unit Awards	38.9	30.6	33.0

Total Stock-based Compensation Expense	$78.2	$80.0	$81.6

    Stock-based compensation expense is included in the accompanying statement of income as follows:

(In millions)	2012	2011	2010

Cost of Revenues	$5.4	$5.7	$5.8
Selling, General and Administrative Expenses	70.7	72.4	74.0
Research and Development Expenses	2.1	1.9	1.8

Total Stock-based Compensation Expense	$78.2	$80.0	$81.6

The company has elected to recognize any excess income tax benefits from stock option exercises in capital in excess of par value only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Tax benefits recognized in capital in excess of par value on the accompanying balance sheet were $18.7 million, $14.6 million and $10.9 million, respectively, in 2012, 2011 and 2010.

Stock Options

The fair value of most option grants is estimated using the Black-Scholes option pricing model. For option grants that require the achievement of both service and market conditions, a lattice model is used to estimate fair value. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock. Historical data on exercise patterns is the basis for estimating the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The expected annual dividend rate was calculated by dividing the company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2012	2011	2010

Expected Stock Price Volatility	34%	33%	32%
Risk Free Interest Rate	0.8%	1.7%	2.0%
Expected Life of Options (years)	4.5	4.1	4.1
Expected Annual Dividend	0.9%	0.0%	0.0%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average per share grant-date fair values of options granted during 2012, 2011 and 2010 were $15.36, $15.79 and $14.12, respectively. The total intrinsic value of options exercised during the same periods was $125.4 million, $85.3 million and $48.1 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

A summary of option activity as of December 31, 2012 and changes during the three years then ended is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2009	19.9	$39.39
Granted	4.3	49.61
Exercised	(2.4)	31.96
Canceled / Expired	(0.8)	44.55

Outstanding at December 31, 2010	21.0	42.15
Granted	3.7	54.74
Exercised	(4.1)	38.46
Canceled / Expired	(1.0)	48.11

Outstanding at December 31, 2011	19.6	45.00
Granted	2.9	57.17
Exercised	(6.4)	39.77
Canceled / Expired	(0.8)	52.55

Outstanding at December 31, 2012	15.3	49.07	4.2

Vested and Unvested Expected to Vest at
December 31, 2012	14.8	48.84	4.1	$220.6

Exercisable at December 31, 2012	8.0	44.58	3.0	$153.1

(a)	Market price per share on December 31, 2012 was $63.78. The intrinsic value is zero for options with exercise prices above the market price.

As of December 31, 2012, there was $76 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2016 with a weighted average amortization period of 2.3 years.

Restricted Share/Unit Awards

The company awards to a number of key employees restricted company common stock or restricted units that convert into an equivalent number of shares of common stock. The awards generally vest in annual installments over three to four years, assuming continued employment, with some exceptions. Vesting of the awards is contingent upon meeting certain service conditions and may also be contingent upon meeting certain performance and/or market conditions. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted shares have the right to vote such shares and receive cash dividends, whereas recipients of restricted units have no voting rights but are entitled to receive dividend equivalents. The fair value of service- and performance-based restricted share/unit awards is determined based on the number of shares/units granted and the market value of the company’s shares on the grant date. For awards with market-based vesting conditions, the company uses a lattice model to estimate the grant-date fair value of the award.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the company’s restricted shares/units as of December 31, 2012 and changes during the three years then ended are presented below:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2009	1,671	$41.99
Granted	704	49.43
Vested	(499)	42.00
Forfeited	(92)	39.56

Unvested at December 31, 2010	1,784	45.05
Granted	572	54.96
Vested	(504)	42.14
Forfeited	(104)	48.03

Unvested at December 31, 2011	1,748	48.96
Granted	1,014	57.12
Vested	(520)	44.25
Forfeited	(191)	51.92

Unvested at December 31, 2012	2,051	53.91

The total fair value of shares vested during 2012, 2011 and 2010 was $23.0 million, $21.2 million and $21.0 million, respectively.

As of December 31, 2012, there was $56 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2015 with a weighted average amortization period of 2.0 years.

Employee Stock Purchase Plans

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. The company issued 151,000, 139,000 and 127,000 shares, respectively, of its common stock for the 2012, 2011 and 2010 plan years, which ended on December 31.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.         Pension and Other Postretirement Benefit Plans

401(k) Savings Plan and Other Defined Contribution Plans

The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2012, 2011 and 2010, the company charged to expense $86.0 million, $79.4 million and $57.8 million, respectively, related to its defined contribution plans.

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

         The company recognizes the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The company is required to recognize as a component of other comprehensive income, net of tax, the actuarial gains/losses and prior service costs/credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income is adjusted as these amounts are later recognized in income as components of net periodic benefit cost.

When a company with a pension plan is acquired, any excess of projected benefit obligation over the plan assets is recognized as a liability and any excess of plan assets over the projected benefit obligation is recognized as an asset. The recognition of a new liability or a new asset results in the elimination of (a) previously existing unrecognized net gain or loss and (b) unrecognized prior service cost or credits.

The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2012, 2011 and 2010, the company made contributions of approximately $23.3 million, $25.3 million and $24.4 million, respectively. Contributions are estimated at between $60 and $70 million for 2013.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2012	2011	2012	2011

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$452.2	$413.6	$709.2	$656.3
Business combinations	—	—	1.2	8.3
Service costs	—	—	11.8	13.7
Interest costs	19.8	21.3	30.7	32.1
Settlements and curtailments	—	—	(0.4)	(2.7)
Plan participants' contributions	—	—	3.4	3.5
Actuarial losses	25.8	37.9	79.7	26.0
Benefits paid	(22.9)	(20.6)	(24.8)	(21.3)
Currency translation and other	—	—	20.2	(6.7)

Benefit Obligation at End of Year	$474.9	$452.2	$831.0	$709.2

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$344.3	$362.5	$524.2	$510.5
Business combinations	—	—	0.2	2.6
Actual return on plan assets	45.7	2.4	46.0	11.1
Employer contribution	—	—	21.4	23.5
Plan participants' contributions	—	—	3.4	3.5
Benefits paid	(22.9)	(20.6)	(24.8)	(21.3)
Currency translation and other	—	—	18.0	(5.7)

Fair Value of Plan Assets at End of Year	$367.1	$344.3	$588.4	$524.2

Funded Status	$(107.8)	$(107.9)	$(242.6)	$(185.0)

Accumulated Benefit Obligation	$474.9	$452.2	$788.7	$663.0

Amounts Recognized in Balance Sheet
Non-current asset	$—	$—	$0.7	$0.8
Current liability	—	—	(4.4)	(4.1)
Non-current liability	(107.8)	(107.9)	(238.9)	(181.7)

Net amount recognized	$(107.8)	$(107.9)	$(242.6)	$(185.0)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$177.4	$172.6	$142.8	$81.2
Prior service credits	—	—	(2.7)	(0.6)

Net amount recognized	$177.4	$172.6	$140.1	$80.6

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2012 and 2011 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits
(In millions)	2012	2011	2012	2011

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	4.00%	4.50%	3.65%	4.37%
Average rate of increase in employee compensation	4.00%	4.00%	2.94%	3.08%

The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2012	2011	2010	2012	2011	2010

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	4.50%	5.25%	5.50%	4.37%	4.77%	5.37%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	3.23%	3.35%	3.24%
Expected long-term rate of return on assets	7.75%	7.75%	7.75%	5.17%	5.32%	5.59%

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

	SERP Benefits		Postretirement Benefits
(In millions)	2012	2011	2012	2011

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$13.9	$12.4	$38.9	$34.9
Service costs	—	—	0.7	0.6
Interest costs	0.6	0.6	1.8	1.9
Plan participants' contributions	—	—	1.3	1.4
Actuarial losses	1.1	1.4	1.6	3.2
Benefits paid	(0.5)	(0.5)	(2.7)	(2.7)
Currency translation and other	—	—	0.4	(0.4)

Benefit Obligation at End of Year	$15.1	$13.9	$42.0	$38.9

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$—	$—	$—	$—
Employer contribution	0.5	0.5	1.4	1.3
Plan participants' contributions	—	—	1.3	1.4
Benefits paid	(0.5)	(0.5)	(2.7)	(2.7)

Fair Value of Plan Assets at End of Year	$—	$—	$—	$—

Funded Status	$(15.1)	$(13.9)	$(42.0)	$(38.9)

Accumulated Benefit Obligation	$15.1	$13.9

Amounts Recognized in Balance Sheet
Current liability	$(0.6)	$(0.5)	$(2.0)	$(2.2)
Non-current liability	(14.5)	(13.4)	(40.0)	(36.7)

Net amount recognized	$(15.1)	$(13.9)	$(42.0)	$(38.9)

Amounts Recognized in Accumulated Other Comprehensive Loss (Income)
Net actuarial loss	$2.8	$1.8	$4.6	$3.1
Prior service credits	—	—	(0.5)	(0.6)

Net amount recognized	$2.8	$1.8	$4.1	$2.5

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.00%	4.50%	4.20%	4.88%
Average rate of increase in employee compensation	4.00%	4.00%	—	—
Initial healthcare cost trend rate			7.14%	7.21%
Ultimate healthcare cost trend rate			5.47%	5.51%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SERP Benefits			Postretirement Benefits
(In millions)	2012	2011	2010	2012	2011	2010

Weighted Average Assumptions Used to Determine the Net Benefit Cost
Discount rate	4.50%	5.25%	5.50%	4.88%	5.44%	5.94%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	—	—	—

    The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2018 and 2027.

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

            The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2013 are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	SERP Benefits	Post- retirement Benefits

Net Actuarial Loss	$5.0	$6.4	$0.1	$0.3
Net Prior Service Credit	—	(0.4)	—	(0.1)

	$5.0	$6.0	$0.1	$0.2

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2012	2011

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$1,162.0	$1,165.6
Fair value of plan assets	795.7	858.0

    The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2012	2011

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$1,120.2	$987.9
Fair value of plan assets	793.1	717.8

The company has other postretirement benefit plans discussed elsewhere in this note with an accumulated post-retirement benefit obligation of $42.0 million that is unfunded. These plans are excluded from the above table.

The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.

The net periodic pension benefit cost (income) includes the following components for 2012, 2011 and 2010:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2012	2011	2010	2012	2011	2010

Components of Net Benefit Cost (Income)
Service cost-benefits earned	$—	$—	$0.3	$11.8	$13.7	$11.4
Interest cost on benefit obligation	19.8	21.3	21.1	30.7	32.1	30.7
Expected return on plan assets	(28.1)	(29.4)	(29.9)	(27.3)	(27.8)	(24.9)
Amortization of actuarial net loss	3.5	1.5	0.7	3.3	1.6	1.3
Amortization of prior service benefit	—	—	—	(0.1)	—	—
Settlement/curtailment loss	—	—	—	—	—	0.1
Special termination benefit	—	—	—	0.5	0.9	0.5

Net periodic benefit cost (income)	$(4.8)	$(6.6)	$(7.8)	$18.9	$20.5	$19.1

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net periodic SERP and other postretirement benefit cost includes the following components for 2012, 2011 and 2010:

	SERP Benefits			Postretirement Benefits
(In millions)	2012	2011	2010	2012	2011	2010

Components of Net Benefit Cost
Service cost-benefits earned	$—	$—	$—	$0.7	$0.6	$0.4
Interest cost on benefit obligation	0.6	0.6	0.6	1.8	1.9	1.8
Amortization of actuarial net loss (gain)	0.1	—	—	—	—	(0.2)
Amortization of prior service benefit	—	—	—	—	(0.1)	(0.1)
Settlement/curtailment gain	—	—	—	(0.1)	(0.1)	—

Net periodic benefit cost	$0.7	$0.6	$0.6	$2.4	$2.3	$1.9

Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2012. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	SERP Benefits	Post- retirement Benefits

2013	$24.2	$25.5	$0.6	$2.0
2014	24.7	26.6	1.8	2.1
2015	25.2	27.7	1.6	2.0
2016	25.7	30.9	0.6	2.1
2017	25.8	31.4	3.7	2.0
2018-2022	135.9	183.1	4.3	10.1

         A change in the assumed healthcare cost trend rate by one percentage point effective January 2012 would change the accumulated postretirement benefit obligation as of December 31, 2012 and the 2012 aggregate of service and interest costs, as follows:

(In millions)	Increase	Decrease

One Percentage Point
Effect on total of service and interest cost components	$0.5	$(0.4)
Effect on postretirement healthcare benefit obligation	5.7	(4.4)

Domestic Pension Plan Assets

The company’s overall objective is to manage the assets in a liability framework by investing in a portfolio of both return-seeking and liability-hedging assets, primarily through the use of institutional collective funds, to achieve long-term growth and to insulate the funded position from interest rate volatility. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The company also has a small portfolio (comprising less than 2% of invested assets) of private equity investments. The target allocations for the remaining investments are approximately 29% to funds investing in U.S. equities, including a sub-allocation of approximately 6% to real estate-related equities, approximately 20% to funds investing in international equities and approximately 49% to funds investing in fixed income securities. The portfolio maintains enough liquidity at all times to meet the near-term benefit payments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the company’s domestic plan assets at December 31, 2012 and 2011, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)

Asset Category
U.S. equity funds	$105.1	$—	$105.1	$—
International equity funds	75.1	—	75.1	—
Fixed income funds	173.9	—	173.9	—
Private equity funds	6.6	—	—	6.6
Money market funds	6.4	—	6.4	—

Total Assets	$367.1	$—	$360.5	$6.6

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Asset Category
U.S. equity funds	$112.5	$—	$112.5	$—
International equity funds	82.8	—	82.8	—
Fixed income funds	132.2	—	132.2	—
Private equity funds	9.1	—	—	9.1
Money market funds	7.7	—	7.7	—

Total Assets	$344.3	$—	$335.2	$9.1

The tables above present the fair value of the company’s plan assets in accordance with the fair value hierarchy (Note 12). Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above due to the company’s ability to redeem its investment either at the balance sheet date or within limited time restrictions. The fair value of the company’s private equity investments, which are classified as level 3 investments, are based on valuations provided by the respective funds. The following table represents a rollforward of the fair value, as determined by level 3 inputs.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Private Equity Funds

Balance at December 31, 2010	$13.0
Actual return on plan assets:
Relating to assets held at reporting date	(2.2)
Relating to assets sold/distributed during period	3.7
Purchases, capital contributions, sales and settlements	(5.4)

Balance at December 31, 2011	$9.1
Actual return on plan assets:
Relating to assets held at reporting date	0.5
Relating to assets sold/distributed during period	3.4
Purchases, capital contributions, sales and settlements	(6.4)

Balance at December 31, 2012	$6.6

The table below presents, as of December 31, 2012, the fair value measurements of investments in certain domestic plan assets that calculate and provide the company with a net asset value per share (or its equivalent). These plan investments are all classified as level 2 or 3 according to the fair value hierarchy:

(In millions)	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period

Asset Category
U.S. equity funds	$105.1	$—	At least monthly	No more than 3 days
International equity funds	75.1	—	At least monthly	No more than 3 days
Fixed income funds	173.9	—	At least monthly	No more than 3 days
Private equity funds	6.6	1.0	Restricted	Restricted
Money market funds	6.4	—	Daily	Daily

	$367.1	$1.0

The domestic plan receives distributions from the private equity funds as those funds' assets are liquidated. The duration of the funds vary by investment with the longest ending in 2015.

Non-U.S. Pension Plan Assets

The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. The investments are substantially limited to funds investing in global equities and fixed income securities with the target asset allocations ranging from approximately 50% - 60% for equities and 40% - 50% for fixed income securities. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the company’s non-U.S. plan assets at December 31, 2012 and 2011, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)

Asset Category
Equity funds	$273.9	$52.6	$221.3	$—
Fixed income funds	213.3	20.5	192.8	—
Insurance contracts	94.6	—	94.6	—
Cash / money market funds	6.6	6.4	0.2	—

Total Assets	$588.4	$79.5	$508.9	$—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Asset Category
Equity funds	$232.8	$46.8	$186.0	$—
Fixed income funds	200.1	20.3	179.8	—
Insurance contracts	86.8	—	86.8	—
Cash / money market funds	4.5	4.3	0.2	—

Total Assets	$524.2	$71.4	$452.8	$—
The table below presents the fair value measurements of investments in certain non-U.S. plan assets that calculate and provide the company with a net asset value per share (or its equivalent). These plan investments are all classified as level 2 according to the fair value hierarchy:

(In millions)	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period

Asset Category
Equity funds	$221.3	$—	At least monthly	No more than 1 month
Fixed income funds	192.8	—	At least weekly	No more than 5 days
Insurance contracts	94.6	—	Not applicable	Not applicable
Money market funds	0.2	—	Daily	Daily

	$508.9	$—

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.         Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2012	2011	2010

U.S.	$908.5	$812.1	$710.3
Non-U.S.	360.9	320.7	377.4

	$1,269.4	$1,132.8	$1,087.7

         The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2012	2011	2010

Current Income Tax Provision
Federal	$160.5	$149.7	$226.0
Non-U.S.	92.1	68.5	104.5
State	16.1	14.6	32.5

	268.7	232.8	363.0

Deferred Income Tax Provision (Benefit)
Federal	$(40.8)	$(11.4)	$(169.1)
Non-U.S.	(205.2)	(107.0)	(68.3)
State	(11.7)	(5.0)	(24.0)

	(257.7)	(123.4)	(261.4)

	$11.0	$109.4	$101.6

The income tax provision (benefit) included in the accompanying statement of income is as follows:

(In millions)	2012	2011	2010

Continuing Operations	$11.0	$109.4	$101.6
Discontinued Operations	(44.0)	191.5	31.4

	$(33.0)	$300.9	$133.0

The company receives a tax deduction upon the exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $18.7 million and $14.6 million of such benefits that have been allocated to capital in excess of par value in 2012 and 2011, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2012	2011	2010

Provision for Income Taxes at Statutory Rate	$444.3	$396.5	$380.7

Increases (Decreases) Resulting From:
Foreign rate differential	(319.5)	(279.6)	(156.0)
Impact of change in tax laws and apportionment on deferred taxes	(53.7)	11.7	(11.0)
Income tax credits	(52.1)	(24.8)	(79.5)
Manufacturing deduction	(27.3)	(27.0)	(31.5)
State income taxes, net of federal tax	(8.6)	0.3	2.8
Nondeductible expenses	8.1	17.5	5.8
Provision (reversal) of tax reserves, net	14.8	0.6	(6.4)
Tax return reassessments and settlements	—	3.0	(1.3)
Other, net	5.0	11.2	(2.0)

	$11.0	$109.4	$101.6

The impact of change in tax laws and apportionment on deferred taxes in 2012 includes $54.8 million of benefit from a tax rate reduction enacted in Sweden.

Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2012	2011

Deferred Tax Asset (Liability)
Depreciation and amortization	$(2,543.9)	$(2,778.3)
Net operating loss and credit carryforwards	504.9	497.4
Reserves and accruals	116.0	132.0
Accrued compensation	210.0	206.4
Inventory basis difference	67.4	38.1
Available-for-sale investments	2.9	4.5
Non U.S. earnings expected to be repatriated	1.6	1.6
Other capitalized costs	35.6	45.1
Unrealized losses on hedging instruments	21.0	22.3
Other, net	44.4	46.4

	(1,540.1)	(1,784.5)
Less: Valuation allowance	113.7	141.9

	$(1,653.8)	$(1,926.4)

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not go unused. At December 31, 2012, all of the company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce income tax expense.

At December 31, 2012, the company had federal, state and non-U.S. net operating loss carryforwards of $141.7 million, $793.8 million and $1.35 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2013 through 2032. Of the non-U.S. net operating loss carryforwards, $150.5 million expire in the years 2013 through 2031, and the remainder do not expire. The company also had $110.3 million of federal foreign tax credit carryforwards as of December 31, 2012, which expire in the years 2013 through 2022.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A provision has not been made for U.S. or additional non-U.S. taxes on $5.42 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost. During 2009, the company changed its position regarding the undistributed earnings of a Japan subsidiary and a portion of the earnings of the subsidiary are no longer considered permanently reinvested. During 2010, the company repatriated part of those earnings and as a result, the company provided deferred U.S. income taxes of $14.0 million, offset by a U.S. foreign tax credit of $15.6 million, on the remaining undistributed earnings not considered permanently reinvested overseas.

Unrecognized Tax Benefits

As of December 31, 2012, the company had $164.8 million of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2012	2011	2010

Balance at beginning of year	$120.3	$62.1	$76.2
Additions for tax positions of current year	20.5	43.2	1.3
Additions for tax positions of prior years	31.8	18.6	2.9
Reductions for tax positions of prior years	—	(2.1)	—
Closure of tax years	(7.8)	—	(7.8)
Settlements	—	(1.5)	(10.5)

	$164.8	$120.3	$62.1

During 2012, the company’s liability for unrecognized tax benefits increased primarily due to additional tax benefits associated with foreign currency transactions and interest deductions. Of the total $165 million of liability, $24 million is classified as a current liability and the remainder is long-term.

During 2012, the statute of limitations on certain unrecognized tax benefits lapsed which resulted in a decrease in the liability for unrecognized tax benefits of $7.8 million, all of which reduced income tax expense.

During 2011, the company’s liability for unrecognized tax benefits increased primarily due to additional unrecognized tax benefits associated with the liquidation of a U.S. subsidiary, utilization of capital loss carryforwards and acquisitions.

In 2011, the company settled the IRS audit of a refund claim relating to the 2000 and 2001 tax years which resulted in a $1.5 million decrease in the liability for unrecognized tax benefits. The company is also under audit by the IRS for the 2008 and 2009 tax years. It is likely that the examination phase of this audit will be completed within 12 months. There were no significant changes to the status of these examinations during 2012.

During 2010, the statute of limitations on certain unrecognized tax benefits lapsed which resulted in a decrease in the liability for unrecognized tax benefits of $7.8 million, all of which reduced income tax expense.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2012 and 2011 was $10.9 million.

The company conducts business globally and, as a result, Thermo Fisher or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, the United Kingdom and the United States. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 2007.

Note 8.          Earnings per Share

(In millions except per share amounts)	2012	2011	2010

Income from Continuing Operations	$1,258.4	$1,023.4	$986.1
(Loss) Income from Discontinued Operations	(19.2)	1.7	47.0
(Loss) Gain on Disposal of Discontinued Operations, Net	(61.3)	304.8	2.5

Net Income	1,177.9	1,329.9	1,035.6

Less: Income Allocable to Participating Securities	—	—	(0.2)

Net Income for Earnings per Share	$1,177.9	$1,329.9	$1,035.4

Basic Weighted Average Shares	363.8	380.8	403.3
Plus Effect of:
Convertible debentures	—	0.6	2.9
Stock options and restricted units	2.8	3.4	3.2

Diluted Weighted Average Shares	366.6	384.8	409.4

Basic Earnings per Share:
Continuing operations	$3.46	$2.69	$2.45
Discontinued operations	(.22)	.80	.12

	$3.24	$3.49	$2.57

Diluted Earnings per Share:
Continuing operations	$3.43	$2.66	$2.41
Discontinued operations	(.22)	.80	.12

	$3.21	$3.46	$2.53

Options to purchase 7.2 million, 6.9 million and 8.1 million shares of common stock were not included in the computation of diluted earnings per share for 2012, 2011 and 2010, respectively, because their effect would have been antidilutive.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.          Debt and Other Financing Arrangements

(In millions except per share amounts)	2012	2011

Commercial Paper	$50.0	$900.0
2.15% Senior Notes, Due 2012	—	350.0
2.05% Senior Notes, Due 2014 (effective interest rate 1.11%)	300.0	300.0
3.25% Senior Notes, Due 2014 (effective interest rate 1.53%)	400.0	400.0
3.20% Senior Notes, Due 2015 (effective interest rate 1.56%)	450.0	450.0
5.00% Senior Notes, Due 2015 (effective interest rate 5.14%)	250.0	250.0
3.20% Senior Notes, Due 2016 (effective interest rate 3.21%)	900.0	900.0
2.25% Senior Notes, Due 2016 (effective interest rate 2.29%)	1,000.0	1,000.0
1.85% Senior Notes, Due 2018 (effective interest rate 1.85%)	500.0	—
4.70% Senior Notes, Due 2020 (effective interest rate 4.70%)	300.0	300.0
4.50% Senior Notes, Due 2021 (effective interest rate 4.58%)	1,000.0	1,000.0
3.60% Senior Notes, Due 2021 (effective interest rate 4.29%)	1,100.0	1,100.0
3.15% Senior Notes, Due 2023 (effective interest rate 3.21%)	800.0	—
Other	54.8	35.0

Total Borrowings at Par Value	7,104.8	6,985.0
Fair Value Hedge Accounting Adjustments	33.8	55.0
Unamortized Discount	(14.3)	(12.0)

Total Borrowings at Carrying Value	7,124.3	7,028.0
Less: Short-term Obligations and Current Maturities	93.1	1,272.8

Long-term Obligations	$7,031.2	$5,755.2

         The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount and, if applicable, adjustments related to hedging, as discussed below.

 The annual repayment requirements for debt obligations are as follows:

(In millions)

2013	$93.1
2014	701.2
2015	708.8
2016	1,900.7
2017	0.5
2018 and thereafter	3,700.5

$7,104.8

See Note 12 for fair value information pertaining to the company’s long-term obligations.

Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $91.7 million and $917.1 million at year-end 2012 and 2011, respectively, of commercial paper, short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 1.01% and 0.51% at December 31, 2012 and 2011, respectively. In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $57.9 million as of December 31, 2012. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

On April 11, 2012, the company terminated both of its prior revolving credit agreements and entered into new revolving credit facilities with a bank group that provide for up to $2.0 billion of unsecured multi-currency revolving credit. The new credit facilities include a $1 billion 5-year credit agreement, with the ability to request an additional $500 million, plus a $500 million 364-day credit agreement. The agreements call for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreements contain affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 3.5 to 1.0. The credit agreements permit the company to use the facilities for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The 5-year credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under these facilities, it intends to leave undrawn an amount equivalent to outstanding commercial paper ($50 million at December 31, 2012) to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2012, no borrowings were outstanding under either facility, although available capacity was reduced by approximately $50 million as a result of outstanding letters of credit.

Commercial Paper Program

In August 2011, the Company established a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2012, outstanding borrowings under this program were $50 million, with a weighted average remaining period to maturity of 10 days. The weighted average interest rate on the outstanding CP Notes as of December 31, 2012 was 0.44%.

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

Cash Flow Hedge Arrangements

In 2005, prior to issuing the 5% Senior Notes due 2015, the company entered into forward starting pay fixed swap agreements with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering was probable and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on $250 million of principal amount of the 10-year fixed-rate debt issue (or any subsequent refinancing of such debt). The unfavorable change in the fair value of the hedge upon termination was $2.0 million, net of tax, and was classified as a reduction of accumulated other comprehensive items within shareholders’ equity and is being amortized to interest expense over the term of the debt through 2015.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2011, prior to issuing the 3.60% Senior Notes due 2021, the company entered into hedging agreements (treasury locks) with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering was probable and that such debt would carry semi-annual interest payments over a 10-year term, the agreements hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on a significant portion of principal amount of the 10-year fixed rate debt issue (or subsequent financings of such debt). The company paid $59 million at the termination of this agreement. The unfavorable change in the fair value of the hedge upon termination was $37 million, net of tax, and was classified as a reduction of accumulated other comprehensive items within shareholders’ equity and is being amortized to interest expense over the term of the debt through 2021.

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

Note 10.       Commitments and Contingencies

Operating Leases

The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $125.5 million, $125.3 million and $128.6 million in 2012, 2011 and 2010, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2012:

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)

2013	$107.2
2014	83.2
2015	62.5
2016	37.1
2017	26.3
Thereafter	43.0

$359.3

Purchase Obligations

The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $274.6 million at December 31, 2012 and the majority of these obligations are expected to be settled during 2013.

Letters of Credit, Guarantees and Other Commitments

Outstanding letters of credit and bank guarantees totaled $109.6 million at December 31, 2012. Substantially all of these letters of credit and guarantees expire before 2020.

Outstanding surety bonds and other guarantees totaled $43.5 million at December 31, 2012. The expiration of these bonds and guarantees ranges through 2015.

The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required. The outstanding letters of credit, bank guarantees and surety bonds disclosed above include $35.6 million for businesses that have been sold.

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

The company has funding commitments totaling $3.4 million at December 31, 2012, related to investments it owns.

In 2012, the company entered into an off-balance sheet build-to-suit financing arrangement with a financial institution to fund construction of an operating facility in the U.S. Upon completion of construction in 2014, a five-year lease will commence with options to purchase the facility or renew the lease for up to three 5-year terms. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 9). and has guaranteed the facility’s residual value at the end of the lease, up to a maximum of $58 million.

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

The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2012, was approximately $215 million to $311 million on an undiscounted basis. The portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s reserve for these matters in total, including the discounted liabilities, was $166 million at December 31, 2012 (or $216 million undiscounted). The reserve includes estimated defense costs and is gross of estimated amounts due from insurers of $91 million at December 31, 2012 (or $122 million undiscounted). The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above reserves, as of December 31, 2012, the company had product liability reserves of $9 million (undiscounted) relating to divested businesses.

The assets and liabilities assumed at the acquisition date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $50 million and the discount on the assets of approximately $31 million (net discount $19 million) are being accreted to interest expense over the expected settlement period.

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

Having assumed environmental liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value. This fair value was ascribed by using a discount rate of 4.73%, which was the risk free interest rate for monetary assets with maturities comparable to that of the environmental liability. The remaining discount of $6 million is being accreted by charges to interest expense over the estimated maturity period of 30 years. At December 31, 2012 and 2011, the company’s total environmental liability was approximately $23 million and $22 million, respectively.

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

         Accumulated other comprehensive items in the accompanying balance sheet consist of the following:

	December 31,	December 31,
(In millions)	2012	2011

Cumulative Translation Adjustment	$87.4	$(206.3)
Net Unrealized Gain on Available-for-sale Investments, Net of Tax	7.7	7.0
Net Unrealized Losses on Hedging Instruments, Net of Tax	(32.9)	(36.2)
Pension and Other Postretirement Benefit Liability Adjustments, Net of Tax	(212.6)	(164.0)

	$(150.4)	$(399.5)

The gains and losses on available-for-sale investments reclassified from accumulated other comprehensive items to net income were nominal in 2012, 2011 and 2010.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The unrealized losses on hedging instruments relate to the company’s 5% Senior Notes due 2015 and 3.60% Senior Notes due 2021 (see Note 9). The losses are being amortized as an increase in interest expense over the term of the related debt. The after-tax charges recognized in net income were $3.3 million, $1.3 million and $0.2 million, respectively, in 2012, 2011 and 2010.

    The after-tax pension and other postretirement benefit liability adjustments recognized in net income in 2012, 2011 and 2010 were $4.4 million, $1.9 million and $1.2 million, respectively.

Shareholders’ Equity

    At December 31, 2012, the company had reserved 31,713,756 unissued shares of its common stock for possible issuance under stock-based compensation plans and for possible conversion of the company’s convertible debentures.

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

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$73.6	$73.6	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	36.6	36.6	—	—
Insurance contracts	62.5	—	62.5	—
Auction rate securities	4.3	—	—	4.3
Derivative contracts	1.6	—	1.6	—

Total Assets	$178.6	$110.2	$64.1	$4.3

Liabilities
Derivative contracts	$0.8	$—	$0.8	$—
Contingent consideration	20.1	—	—	20.1

Total Liabilities	$20.9	$—	$0.8	$20.1

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

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

(In millions)	Market Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

2012
Mutual Fund and Unit Trust Investments	$36.6	$25.4	$11.2	$—
Auction Rate Securities	4.3	4.8	—	0.5

	$40.9	$30.2	$11.2	$0.5

2011
Mutual Fund and Unit Trust Investments	$35.6	$25.2	$10.4	$—
Auction Rate Securities	4.3	4.8	—	0.5

	$39.9	$30.0	$10.4	$0.5

The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. Gross realized gains and gross realized losses on the sale of available-for-sale investments were nominal in 2012, 2011 and 2010.

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

(In millions)	2012	2011

Auction Rate Securities
Beginning Balance	$4.3	$4.6
Sale of securities	—	(0.6)
Total unrealized gains included in other comprehensive income	—	0.3

Ending Balance	$4.3	$4.3

The company has the ability and intent to hold the auction rate securities to maturity unless they are redeemed earlier by the issuer.

(In millions)	2012	2011

Contingent Consideration
Beginning Balance	$1.7	$28.7
Additions	19.9	1.4
Payments	(1.0)	(27.3)
Change in fair value included in earnings	(0.5)	(1.2)
Currency translation	—	0.1

Ending Balance	$20.1	$1.7

The notional amounts of derivative contracts outstanding, consisting of foreign currency exchange contracts, totaled $719 million and $449 million at December 31, 2012 and December 31, 2011, respectively.

The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2012	2011	2012	2011

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (a)	$1.6	$0.9	$0.8	$1.2

(a)  The fair value of the foreign currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
(In millions)	2012	2011

Derivatives Designated as Fair Value Hedges
Interest rate swaps	$—	$16.5
Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts
Included in cost of revenues	3.0	—
Included in other expense, net	(10.4)	47.2

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

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$4.7	$4.7	$6.5	$6.5

Debt Obligations:
Senior notes	7,019.5	7,455.2	6,093.0	6,454.6
Commercial paper	50.0	50.0	900.0	900.0
Other	54.8	54.8	35.0	35.0

	$7,124.3	$7,560.0	$7,028.0	$7,389.6

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13.       Supplemental Cash Flow Information

(In millions)	2012	2011	2010

Cash Paid (Refunded) For:
Interest	$230.0	$120.6	$82.5

Income Taxes - Continuing Operations	$331.1	$352.9	$339.0

Income Taxes - Discontinued Operations	$(44.0)	$149.1	$31.4

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$1,171.7	$7,043.0	$805.0
Cash paid for acquired businesses and product lines	(1,079.0)	(5,898.8)	(651.5)

Liabilities assumed of acquired businesses and product lines	$92.7	$1,144.2	$153.5

Declared but unpaid dividends	$54.7	$—	$—

Issuance of restricted stock	$—	$—	$1.4

Issuance of stock upon vesting of restricted stock units	$29.3	$22.7	$16.3

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.       Restructuring and Other Costs, Net

Restructuring and other costs in 2012 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia.

Restructuring and other costs in 2011 primarily included cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition as well as continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the following: the consolidation of facilities in Finland and Australia of acquired businesses with existing facilities in those countries; the consolidation of facilities in the U.S.; and the restructuring of the commercial organization of a business across six European countries to increase productivity and efficiency in serving customers.

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

As of February 27, 2013, the company has identified restructuring actions that will result in additional charges of approximately $80 million, primarily in the first half of 2013.

2012

During 2012, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$1.4	$52.8	$1.4	$—	$55.6
Selling, General and Administrative Expenses	(0.1)	13.7	(0.9)	(0.2)	12.5
Restructuring and Other Costs, Net	42.3	15.0	23.8	1.0	82.1

	$43.6	$81.5	$24.3	$0.8	$150.2

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

In 2012, the Analytical Technologies segment recorded $43.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.4 million primarily for accelerated depreciation at facilities closing due to real estate consolidation; $0.1 million as a reduction of selling, general and administrative expenses; and $42.3 million of other restructuring costs, net, $33.8 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $21.7 million of severance for approximately 590 employees; $9.5 million of abandoned facility costs; and $2.6 million of other cash costs, primarily for retention, relocation and moving expenses associated with facility consolidations. The segment also recorded $8.5 million of non-cash expense, net, primarily for real estate writedowns related to facility consolidations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Specialty Diagnostics

In 2012, the Specialty Diagnostics segment recorded $81.5 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $52.8 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $13.7 million for transaction costs related to the One Lambda acquisition; and $15.0 million of other restructuring costs, $14.3 million of which were cash costs associated with headcount reductions and facility consolidations to streamline operations. The cash costs consisted of $11.3 million of severance for approximately 240 employees; $0.6 million of abandoned facility costs; and $2.4 million of other cash costs. The non-cash charges of $0.7 million consisted of writedowns to estimated disposal value of real estate held for sale.

Laboratory Products and Services

In 2012, the Laboratory Products and Services segment recorded $24.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.4 million primarily for the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation at facilities closing due to real estate consolidation; $0.9 million, net, as a reduction of selling, general and administrative expenses for revisions of estimated contingent consideration; and $23.8 million of other restructuring costs, $17.5 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $10.9 million of severance for approximately 290 employees; $3.2 million of abandoned facility costs; and $3.4 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $6.3 million of non-cash costs, net, primarily related to impairment of intangible assets of a business unit and fixed asset writedowns associated with facility consolidations, partially offset by a $5.9 million gain on a pre-acquisition litigation-related matter.

Corporate

The company recorded $1.0 million of cash costs primarily for severance at its corporate operations, offset in part by a reduction of selling, general and administrative expenses of $0.2 million, net, associated with product liability litigation.

2011

         During 2011, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$30.5	$39.0	$3.1	$—	$72.6
Selling, General and Administrative Expenses	34.5	24.0	—	3.0	61.5
Restructuring and Other Costs, Net	54.3	8.4	31.7	2.1	96.5

	$119.3	$71.4	$34.8	$5.1	$230.6

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

Laboratory Products and Services

In 2011, the Laboratory Products and Services segment recorded $34.8 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $3.1 million for accelerated depreciation at facilities closing due to real estate consolidation and sale of inventories revalued at the date of acquisition and $31.7 million of other restructuring costs, net, $22.0 million of which were cash costs. The cash costs were associated with the consolidation of facilities in the U.S. and the restructuring of the commercial organization of a business across six European countries to increase productivity and efficiency in serving customers, as well as other headcount reductions and facility consolidations. The cash costs included $15.6 million of severance for approximately 750 employees; $4.2 million of abandoned facility costs; and $2.2 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $9.7 million of non-cash costs primarily related to impairment of intangible assets associated with two small business units and, to a lesser extent, a loss on sale of a heating equipment business.

Corporate

The company recorded $5.1 million in restructuring and other charges at its corporate operations in 2011, including a charge to selling, general and administrative expense of $3.0 million associated with product liability litigation and $2.1 million of cash costs for severance.

2010

         During 2010, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$7.9	$3.3	$2.0	$—	$13.2
Selling, General and Administrative Expenses	14.9	(0.8)	(0.2)	(10.9)	3.0
Restructuring and Other Costs, Net	28.9	8.2	22.7	0.4	60.2

	$51.7	$10.7	$24.5	$(10.5)	$76.4

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $51.7 million of net restructuring and other charges in 2010. The segment recorded charges to cost of revenues of $7.9 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $14.9 million for transaction costs primarily related to the Dionex acquisition and, to a lesser extent, revisions of estimated contingent consideration, principally related to the acquisition of Ahura; and $28.9 million of other costs, net. These other costs consisted of $12.6 million of cash costs, primarily associated with headcount reductions and facility consolidations in an effort to streamline operations, including $8.4 million of severance for approximately 125 employees primarily in manufacturing and sales and service functions; $2.3 million of abandoned facility costs; and $1.9 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as other costs associated with restructuring actions. The segment also recorded $16.3 million of other charges, net, primarily due to impairment of intangible assets associated with several small business units.

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

Laboratory Products and Services

The Laboratory Products and Services segment recorded $24.5 million of net restructuring and other charges in 2010. The segment recorded charges to cost of revenues of $2.0 million primarily for accelerated depreciation at facilities closing due to real estate consolidation; $13.6 million in cash costs described below; and $9.1 million in other costs, net. The cash costs, which were associated with headcount reductions and facility consolidations in an effort to streamline operations, included $4.7 million of severance for approximately 75 employees primarily in manufacturing, administrative, and sales and service functions; $3.8 million of abandoned facility costs; and $5.1 million of other cash costs, primarily retention, relocation, moving and related expenses associated with facility consolidations. The non-cash costs of $9.1 million were related to a provision for loss on a patent infringement claim that arose at a business unit prior to its acquisition by the company and, to a lesser extent, writedowns to estimated disposal value of real estate held for sale.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2011 Restructuring Plans
Balance At December 31, 2009	$22.2	$6.6	$2.1	$30.9
Costs incurred in 2010 (c)	20.5	7.8	8.6	36.9
Reserves reversed (b)	(2.3)	(0.8)	(0.4)	(3.5)
Payments	(29.2)	(8.0)	(10.0)	(47.2)
Currency translation	(1.0)	0.1	(0.2)	(1.1)

Balance At December 31, 2010	10.2	5.7	0.1	16.0
Costs incurred in 2011 (d)	2.9	2.2	0.7	5.8
Reserves reversed (b)	(0.5)	—	(0.1)	(0.6)
Payments	(9.0)	(4.2)	(0.6)	(13.8)
Currency translation	0.1	(0.1)	—	—

Balance At December 31, 2011	3.7	3.6	0.1	7.4
Costs incurred in 2012 (e)	1.7	4.3	0.3	6.3
Reserves reversed (b)	(0.3)	—	—	(0.3)
Payments	(3.2)	(3.6)	(0.4)	(7.2)
Currency translation	(0.1)	—	—	(0.1)

Balance At December 31, 2012	$1.8	$4.3	$—	$6.1

2011 Restructuring Plans
Costs incurred in 2011 (d)	$41.3	$9.7	$24.8	$75.8
Payments	(26.7)	(6.2)	(22.3)	(55.2)
Currency translation	(0.5)	0.1	—	(0.4)

Balance At December 31, 2011	14.1	3.6	2.5	20.2
Costs incurred in 2012 (e)	0.8	2.6	1.9	5.3
Reserves reversed (b)	(1.3)	—	(0.6)	(1.9)
Payments	(10.8)	(4.6)	(3.4)	(18.8)
Currency translation	(0.4)	—	—	(0.4)

Balance At December 31, 2012	$2.4	$1.6	$0.4	$4.4

2012 Restructuring Plans
Costs incurred in 2012 (e)	$43.8	$6.4	$7.0	$57.2
Payments	(28.8)	(4.1)	(4.6)	(37.5)
Currency translation	0.8	0.1	—	0.9

Balance At December 31, 2012	$15.8	$2.4	$2.4	$20.6

(a)   Other includes cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition and employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Represents reductions in cost of plans.
(c)	Excludes an aggregate of $27 million of non-cash charges, net, which are detailed by segment above.
(d)	Excludes an aggregate of $15 million of non-cash charges, net, which are detailed by segment above.
(e)	Excludes an aggregate of $15 million of non-cash charges, net, which are detailed by segment above.

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

In 2012, the company recorded an after-tax loss of $63 million on the divestiture. In addition, the company recorded an after-tax gain of $2 million upon receipt of additional proceeds from a prior divestiture.

Operating results of the laboratory workstations business were as follows:

(In millions)	2012	2011	2010

Revenues	$147.1	$179.6	$185.8
Pre-tax (Loss) Income	(30.0)	(6.2)	18.0

On April 4, 2011, the company sold, in separate transactions, its Athena Diagnostics business for $740 million in cash and its Lancaster Laboratories business for $180 million in cash and escrowed proceeds of $20 million, substantially all of which was received in October 2012. The sale of these businesses resulted in an after-tax gain of approximately $304 million or $0.79 per diluted share in the second quarter of 2011. The results of both businesses have been included in the accompanying financial statements as discontinued operations. Operating results of these businesses were as follows:

(In millions)	2011	2010

Revenues	$54.3	$226.2
Pre-tax Income	9.1	58.9

Note 16.       Unaudited Quarterly Information

	2012
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$3,056.8	$3,108.1	$3,085.7	$3,259.3
Gross Profit	1,289.7	1,321.3	1,298.4	1,386.1
Income from Continuing Operations	280.8	292.4	299.4	385.8
Net Income	277.3	233.8	290.4	376.4
Earnings per Share from Continuing Operations:
Basic	.76	.80	.83	1.08
Diluted	.76	.79	.82	1.07
Earnings per Share:
Basic	.76	.64	.80	1.05
Diluted	.75	.63	.79	1.04
Cash Dividend Declared per Common Share	.13	.13	.13	.15

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:
(a)	Costs of $31.1 million and after-tax loss of $3.5 million related to the company’s discontinued operations.
(b)	Costs of $38.9 million and after-tax loss of $58.6 million related to the company’s discontinued operations.
(c)	Costs of $37.3 million and after-tax loss of $9.0 million related to the company’s discontinued operations.
(d)	Costs of $42.9 million and after-tax loss of $9.4 million related to the company’s discontinued operations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2011
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$2,682.6	$2,854.0	$2,932.9	$3,089.3
Gross Profit	1,116.3	1,161.0	1,218.9	1,297.8
Income from Continuing Operations	247.5	217.1	266.3	292.5
Net Income	252.2	523.4	265.4	288.9
Earnings per Share from Continuing Operations:
Basic	.64	.57	.70	.78
Diluted	.63	.56	.70	.78
Earnings per Share:
Basic	.65	1.37	.70	.77
Diluted	.64	1.36	.69	.77

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:
(a)	Costs of $21.2 million and after-tax income of $4.7 million related to the company’s discontinued operations.
(b)	Costs of $93.2 million and after-tax income of $306.3 million related to the company’s discontinued operations.
(c)	Costs of $56.5 million and after-tax loss of $0.9 million related to the company’s discontinued operations.
(d)	Costs of $59.7 million and after-tax loss of $3.6 million related to the company’s discontinued operations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2012	$65.8	$0.7	$0.3	$(4.6)	$(6.7)	$55.5

Year Ended December 31, 2011	$39.2	$11.2	$0.2	$(5.7)	$20.9	$65.8

Year Ended December 31, 2010	$46.2	$2.1	$0.3	$(10.1)	$0.7	$39.2

(In millions)		Balance at Beginning of Year	Provision Charged to Expense (c)	Activity Charged to Reserve	Other (d)	Balance at End of Year

Accrued Restructuring Costs (b)

Year Ended December 31, 2012		$27.6	$66.6	$(63.5)	$0.4	$31.1

Year Ended December 31, 2011		$16.0	$81.0	$(69.0)	$(0.4)	$27.6

Year Ended December 31, 2010		$30.9	$33.4	$(47.2)	$(1.1)	$16.0
(a)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)	The nature of activity in this account is described in Note 14.
(c)	Excludes $15 million, $15 million and $27 million, respectively, of non-cash expense, net, in 2012 and 2011 and 2010, as described in Note 14.
(d)	Represents the effects of currency translation.

Financial Statement Index