Form 10-K/A
period 2012-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2013-02-28
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

THERMO FISHER SCIENTIFIC INC.

EXPLANATORY NOTE

Thermo Fisher Scientific Inc. (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013, solely to amend Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, to provide the name and electronic signature of PricewaterhouseCoopers LLP. There are no other changes to the Form 10-K or the consent.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

                      (a)(3) The following documents are filed as a part of this report:

Exhibit
Number       Title

   23.1    Consent of PricewaterhouseCoopers LLP.

   31.1            Certification of Chief Executive Officer required by the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2            Certification of Chief Financial Officer required by the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Thermo Fisher Scientific Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  February 28, 2013

THERMO FISHER SCIENTIFIC INC.

By: /s/ Peter E. Hornstra
       Peter E. Hornstra
       Vice President and Chief Accounting Officer

3