Form 10-Q
period 2013-03-30
THERMO FISHER SCIENTIFIC INC.
filed 2013-05-03
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 30, 2013
Common Stock, $1.00 par value	358,921,241

THERMO FISHER SCIENTIFIC INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2013

	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

	PART II

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 5.	Other Events	44

Item 6.	Exhibits	45

THERMO FISHER SCIENTIFIC INC.

PART I                 FINANCIAL INFORMATION

Item 1.                 Financial Statements

CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 30,	December 31,
(In millions)	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$1,004.1	$851.0
Short-term investments, at quoted market value (cost of $4.7 and $4.8)	4.2	4.3
Accounts receivable, less allowances of $56.0 and $55.5	1,904.5	1,804.9
Inventories	1,474.6	1,443.3
Deferred tax assets	182.0	182.0
Other current assets	566.7	549.3

	5,136.1	4,834.8

Property, Plant and Equipment, at Cost, Net	1,685.8	1,726.4

Acquisition-related Intangible Assets, Net	7,560.9	7,804.5

Other Assets	583.8	604.4

Goodwill	12,444.1	12,474.5

	$27,410.7	$27,444.6

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	March 30,	December 31,
(In millions except share amounts)	2013	2012

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$394.0	$93.1
Accounts payable	660.6	641.4
Accrued payroll and employee benefits	312.2	388.0
Deferred revenue	226.1	196.5
Other accrued expenses	709.9	774.3

	2,302.8	2,093.3

Deferred Income Taxes	1,997.6	2,047.2

Other Long-term Liabilities	786.4	808.2

Long-term Obligations	6,724.4	7,031.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 416,509,225 and 413,491,691 shares issued	416.5	413.5
Capital in excess of par value	10,638.3	10,501.1
Retained earnings	7,979.5	7,697.3
Treasury stock at cost, 57,587,984 and 56,047,926 shares	(3,105.5)	(2,996.8)
Accumulated other comprehensive items	(329.3)	(150.4)

	15,599.5	15,464.7

	$27,410.7	$27,444.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 30,	March 31,
(In millions except per share amounts)	2013	2012

Revenues
Product revenues	$2,723.5	$2,628.8
Service revenues	468.0	428.0

	3,191.5	3,056.8

Costs and Operating Expenses:
Cost of product revenues	1,533.1	1,502.0
Cost of service revenues	322.1	265.1
Selling, general and administrative expenses	829.5	824.3
Research and development expenses	98.2	91.7
Restructuring and other costs, net	21.5	12.2

	2,804.4	2,695.3

Operating Income	387.1	361.5
Other Expense, Net	(44.2)	(50.4)

Income from Continuing Operations Before Income Taxes	342.9	311.1
Provision for Income Taxes	(2.1)	(30.3)

Income from Continuing Operations	340.8	280.8
Loss from Discontinued Operations (net of income tax benefit of $0.2 and $2.3)	(0.4)	(3.8)
(Loss) Gain on Disposal of Discontinued Operations, Net (net of income tax (benefit) provision of $(2.8) and $0.2)	(4.2)	0.3

Net Income	$336.2	$277.3

Earnings per Share from Continuing Operations
Basic	$.95	$.76
Diluted	$.94	$.76

Earnings per Share
Basic	$.94	$.76
Diluted	$.93	$.75

Weighted Average Shares
Basic	358.1	367.3
Diluted	361.7	370.1

Cash Dividends Declared per Common Share	$.15	$.13

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Comprehensive Income (Loss)
Net Income	$336.2	$277.3

Other Comprehensive Items:
Currency translation adjustment	(179.3)	248.5
Unrealized gains and losses on available-for-sale investments
Unrealized holding gains arising during the period (net of tax provision of $0.4 and $0.0)	1.2	—
Reclassification adjustment for gains included in net income (net of tax provision of $2.5 and $0.0)	(8.0)	—
Unrealized gains and losses on hedging instruments
Reclassification adjustment for losses included in net income (net of tax benefit of $0.5 and $0.5)	0.8	0.8
Pension and other postretirement benefit liability adjustment
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $1.6 and $(0.5))	4.5	(1.8)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.9 and $0.6)	1.9	1.1

	(178.9)	248.6

	$157.3	$525.9

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Operating Activities
Net Income	$336.2	$277.3
Loss from discontinued operations	0.4	3.8
Loss (gain) on disposal of discontinued operations	4.2	(0.3)

Income from continuing operations	340.8	280.8

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	251.0	242.5
Change in deferred income taxes	(16.0)	(43.2)
Non-cash stock-based compensation	20.4	17.2
Non-cash charges for sale of inventories revalued at the date of acquisition	11.9	26.0
Tax benefits from stock-based compensation awards	(16.2)	(7.7)
Other non-cash expenses, net	(1.2)	11.7
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(130.8)	(58.4)
Inventories	(67.9)	(77.0)
Other assets	(27.2)	(34.3)
Accounts payable	42.5	67.3
Other liabilities	(88.6)	(18.5)
Contributions to retirement plans	(19.6)	(8.5)

Net cash provided by continuing operations	299.1	397.9
Net cash used in discontinued operations	(0.8)	(5.9)

Net cash provided by operating activities	298.3	392.0

Investing Activities
Acquisitions, net of cash acquired	(3.8)	(0.5)
Purchase of property, plant and equipment	(66.0)	(69.2)
Proceeds from sale of property, plant and equipment	3.0	4.0
Other investing activities, net	(0.3)	(0.9)

Net cash used in continuing operations	(67.1)	(66.6)
Net cash provided by discontinued operations	—	0.4

Net cash used in investing activities	$(67.1)	$(66.2)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Financing Activities
Decrease in commercial paper, net	$—	$(349.6)
Redemption and repayment of long-term obligations	(0.5)	(0.4)
Purchases of company common stock	(89.8)	(300.0)
Dividends paid	(54.0)	—
Net proceeds from issuance of company common stock	101.8	55.1
Tax benefits from stock-based compensation awards	16.2	7.7
(Decrease) increase in short-term notes payable	(1.5)	2.2

Net cash used in financing activities	(27.8)	(585.0)

Exchange Rate Effect on Cash	(50.3)	31.2

Increase (Decrease) in Cash and Cash Equivalents	153.1	(228.0)
Cash and Cash Equivalents at Beginning of Period	851.0	1,016.3

Cash and Cash Equivalents at End of Period	$1,004.1	$788.3

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2011	406.4	$406.4	$10,152.0	$6,716.3	35.0	$(1,837.1)	$(399.5)	$15,038.1

Issuance of shares under employees' and directors' stock plans	2.1	2.1	56.5	—	0.2	(8.9)	—	49.7
Stock-based compensation	—	—	17.3	—	—	—	—	17.3
Tax benefit related to employees' and directors' stock plans	—	—	6.0	—	—	—	—	6.0
Purchases of company common stock	—	—	—	—	6.0	(300.0)	—	(300.0)
Dividends declared	—	—	—	(48.0)	—	—	—	(48.0)
Net income	—	—	—	277.3	—	—	—	277.3
Other comprehensive items	—	—	—	—	—	—	248.6	248.6

Balance at March 31, 2012	408.5	$408.5	$10,231.8	$6,945.6	41.2	$(2,146.0)	$(150.9)	$15,289.0

Balance at December 31, 2012	413.5	$413.5	$10,501.1	$7,697.3	56.0	$(2,996.8)	$(150.4)	$15,464.7
Issuance of shares under employees' and directors' stock plans	3.0	3.0	102.7	—	0.3	(18.9)	—	86.8
Stock-based compensation	—	—	20.4	—	—	—	—	20.4
Tax benefit related to employees' and directors' stock plans	—	—	14.1	—	—	—	—	14.1
Purchases of company common stock	—	—	—	—	1.3	(89.8)	—	(89.8)
Dividends declared	—	—	—	(54.0)	—	—	—	(54.0)
Net income	—	—	—	336.2	—	—	—	336.2
Other comprehensive items	—	—	—	—	—	—	(178.9)	(178.9)

Balance at March 30, 2013	416.5	$416.5	$10,638.3	$7,979.5	57.6	$(3,105.5)	$(329.3)	$15,599.5

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

Interim Financial Statements

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 30, 2013, the results of operations for the three-month periods ended March 30, 2013, and March 31, 2012, and the cash flows for the three-month periods ended March 30, 2013, and March 31, 2012. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2012, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2012 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2013.

Note 1 to the consolidated financial statements for 2012 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended March 30, 2013.

Presentation

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Beginning Balance	$48.7	$42.2
Provision charged to income	17.8	13.2
Usage	(18.9)	(14.3)
Adjustments to previously provided warranties, net	0.2	—
Other, net	(0.7)	0.4

Ending Balance	$47.1	$41.5

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories

The components of inventories are as follows:

	March 30,	December 31,
(In millions)	2013	2012

Raw Materials	$363.5	$362.0
Work in Process	162.5	149.7
Finished Goods	948.6	931.6

	$1,474.6	$1,443.3

Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 30,	December 31,
(In millions)	2013	2012

Land	$211.7	$216.6
Buildings and Improvements	794.9	805.5
Machinery, Equipment and Leasehold Improvements	1,842.8	1,829.9

	2,849.4	2,852.0
Less: Accumulated Depreciation and Amortization	1,163.6	1,125.6

	$1,685.8	$1,726.4

Acquisition-related Intangible Assets

Acquisition-related intangible assets are as follows:

	March 30, 2013			December 31, 2012
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lives	$10,305.9	$(4,085.6)	$6,220.3	$10,403.1	$(3,939.2)	$6,463.9
Indefinite Lives	1,340.6	—	1,340.6	1,340.6	—	1,340.6

	$11,646.5	$(4,085.6)	$7,560.9	$11,743.7	$(3,939.2)	$7,804.5

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective for the company in 2013. Adoption of this standard, which is related to disclosure only, did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance became effective for the company in 2013. Adoption of this standard did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued new guidance which requires enhanced disclosures on offsetting amounts within the balance sheet, including disclosing gross and net information about instruments and transactions eligible for offset or subject to a master netting or similar agreement. Adoption of this standard, which is related to disclosure only, did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

Note 2.	Acquisitions and Dispositions

The company made contingent purchase price and post closing adjustment payments totaling $4 million in the first three months of 2013, for acquisitions completed prior to 2013. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

Unaudited Pro Forma Information

The company acquired One Lambda in September 2012. Had the acquisition of One Lambda been completed as of the beginning of 2011, the company’s pro forma results for the first three months of 2012 would have been as follows:

Three Months Ended
March 31,
(In millions except per share amounts)	2012

Revenues	$3,107.4

Income from Continuing Operations	$295.4

Net Income	$291.9

Earnings per Share from Continuing Operations:
Basic	$0.80
Diluted	$0.80

Earnings per Share:
Basic	$0.79
Diluted	$0.79

The company’s results would not have been materially different from its pro forma results had the company’s other 2012 acquisitions occurred at the beginning of 2011.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dispositions

On October 22, 2012, the company sold its laboratory workstations business (See Note 14).

Note 3.	Business Segment and Geographical Information

The company’s continuing operations fall into three business segments as follows:

Analytical Technologies: provides a broad offering of instruments, reagents, consumables, software and services that are used for a range of applications in the laboratory, on the production line and in the field. These products and services are used by customers in pharmaceutical, biotechnology, academic, government, environmental and other research and industrial markets, as well as the clinical laboratory.

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

In February 2013, in connection with a change in management responsibility for two product lines, the company transferred its water analysis and research serum media product lines to the Laboratory Products and Services segment from the Analytical Technologies segment. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect these transfers.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Revenues
Analytical Technologies	$977.8	$980.0
Specialty Diagnostics	805.6	731.9
Laboratory Products and Services	1,544.3	1,475.8
Eliminations	(136.2)	(130.9)

Consolidated revenues	3,191.5	3,056.8

Segment Income
Analytical Technologies (a)	176.1	178.8
Specialty Diagnostics (a)	221.7	186.9
Laboratory Products and Services (a)	217.3	210.8

Subtotal reportable segments (a)	615.1	576.5

Cost of revenues charges	(13.2)	(26.6)
Selling, general and administrative charges (income), net	(1.3)	7.7
Restructuring and other costs, net	(21.5)	(12.2)
Amortization of acquisition-related intangible assets	(192.0)	(183.9)

Consolidated operating income	387.1	361.5
Other expense, net (b)	(44.2)	(50.4)

Income from continuing operations before income taxes	$342.9	$311.1

Depreciation
Analytical Technologies	$15.3	$16.4
Specialty Diagnostics	18.5	17.7
Laboratory Products and Services	25.2	24.5

Consolidated depreciation	$59.0	$58.6

(a)  Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and
      amortization of acquisition-related intangibles.
(b) The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Interest Income	$7.2	$6.4
Interest Expense	(64.4)	(57.7)
Other Items, Net	13.0	0.9

	$(44.2)	$(50.4)

Other Items, Net

In the first quarter of 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

Note 5.           Stock-based Compensation Expense

    The components of pre-tax stock-based compensation expense for the company’s continuing operations are as follows:

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Stock Option Awards	$9.6	$10.1
Restricted Share/Unit Awards	10.8	7.1

Total Stock-based Compensation Expense	$20.4	$17.2

   Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Cost of Revenues	$1.5	$1.2
Selling, General and Administrative Expenses	18.2	15.5
Research and Development Expenses	0.7	0.5

Total Stock-based Compensation Expense	$20.4	$17.2

    As of March 30, 2013, there was $99 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2017 with a weighted average amortization period of 2.7 years.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 30, 2013, there was $103 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2016 with a weighted average amortization period of 2.5 years.

During the first three months of 2013, the company made equity compensation grants to employees consisting of 0.8 million restricted stock units and options to purchase 1.8 million shares.

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

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Service Cost - Benefits Earned	$3.6	$3.1
Interest Cost on Benefit Obligation	12.0	12.8
Expected Return on Plan Assets	(13.2)	(13.8)
Amortization of Net Loss	2.8	1.7
Amortization of Prior Service Benefit	(0.1)	—
Special Termination Benefits	0.1	0.2

Net Periodic Benefit Cost	$5.2	$4.0

    Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Service Cost - Benefits Earned	$0.2	$0.2
Interest Cost on Benefit Obligation	0.4	0.5
Amortization of Net Loss	0.1	—

Net Periodic Benefit Cost	$0.7	$0.7

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.	Earnings per Share

	Three Months Ended
	March 30,	March 31,
(In millions except per share amounts)	2013	2012

Income from Continuing Operations	$340.8	$280.8
Loss from Discontinued Operations	(0.4)	(3.8)
(Loss) Gain on Disposal of Discontinued Operations, Net	(4.2)	0.3

Net Income	$336.2	$277.3

Basic Weighted Average Shares	358.1	367.3
Plus Effect of:
Stock options and restricted units	3.6	2.8

Diluted Weighted Average Shares	361.7	370.1

Basic Earnings per Share:
Continuing operations	$.95	$.76
Discontinued operations	(.01)	(.01)

	$.94	$.76

Diluted Earnings per Share:
Continuing operations	$.94	$.76
Discontinued operations	(.01)	(.01)

	$.93	$.75

Options to purchase 1.9 million and 9.2 million shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2013 and 2012, respectively, because their effect would have been antidilutive.

Note 8.	Debt and Other Financing Arrangements

Credit Facilities

The company has a revolving credit facility with a bank group that provides for up to $1.5 billion of unsecured multi-currency revolving credit consisting of a $1 billion 5-year credit agreement, with the ability to request an additional $500 million. The facility expires in April 2017, however, the company expects to renegotiate the terms prior to closing the Life Technologies acquisition (Note 15). The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 3.5 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper ($50 million at March 30, 2013) to provide a source of funds in the event that commercial paper markets are not available. As of March 30, 2013, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $53 million as a result of outstanding letters of credit.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for- Sale Investments	Unrealized Gains (Losses) on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2012	$87.4	$7.7	$(32.9)	$(212.6)	$(150.4)
Other comprehensive income (loss) before reclassifications	(179.3)	1.2	—	4.5	(173.6)
Amounts reclassified from accumulated other comprehensive items	—	(8.0)	0.8	1.9	(5.3)

Net other comprehensive items	(179.3)	(6.8)	0.8	6.4	(178.9)

Balance at March 30, 2013	$(91.9)	$0.9	$(32.1)	$(206.2)	$(329.3)

The amounts reclassified out of accumulated other comprehensive items are as follows:

		Three Months Ended
	Affected Line Item in the	March 30,	March 31,
(In millions)	Statement of Income	2013	2012

Amounts Reclassified From Accumulated Other Comprehensive Items
Unrealized gains and losses on available-for-sale investments
Realized (gain) loss on sale or transfer of available-for-sale investments	Other Expense, Net	$(10.5)	$—
Tax provision (benefit)	Provision for Income Taxes	2.5	—

		$(8.0)	$—

Unrealized gains and losses on hedging instruments
Realized loss on interest rate swaps and locks	Other Expense, Net	$1.3	$1.3
Tax provision (benefit)	Provision for Income Taxes	(0.5)	(0.5)

		$0.8	$0.8

Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost -	$2.9	$1.7
Amortization of prior service benefit	see Note 6 for details	(0.1)	—

Total before tax		2.8	1.7
Tax provision (benefit)	Provision for Income Taxes	(0.9)	(0.6)

		$1.9	$1.1

Total reclassifications		$(5.3)	$1.9

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11.         Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2013. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds; insurance contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.

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

    The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2013:

	March 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2013	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$331.2	$331.2	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	9.9	9.9	—	—
Insurance contracts	65.2	—	65.2	—
Auction rate securities	4.2	—	—	4.2
Derivative contracts	2.1	—	2.1	—

Total Assets	$412.6	$341.1	$67.3	$4.2

Liabilities
Derivative contracts	$0.7	$—	$0.7	$—
Contingent consideration	20.0	—	—	20.0

Total Liabilities	$20.7	$—	$0.7	$20.0

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

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Auction Rate Securities
Beginning Balance	$4.3	$4.3
Sale of securities	(0.1)	—

Ending Balance	$4.2	$4.3

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The company has the ability and intent to hold the auction rate securities to maturity unless they are redeemed earlier by the issuer.

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Contingent Consideration
Beginning Balance	$20.1	$1.7
Payments	—	(0.3)
Currency translation	(0.1)	—

Ending Balance	$20.0	$1.4

The notional amounts of derivative contracts outstanding, consisting of foreign currency exchange contracts, totaled $873 million and $719 million at March 30, 2013 and December 31, 2012, respectively.

While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	March 30,	December 31,	March 30,	December 31,
(In millions)	2013	2012	2013	2012

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts (a)	$2.1	$1.6	$0.7	$0.8

(a) The fair value of the foreign currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Derivatives Not Designated as Fair Value Hedges
Foreign currency exchange contracts
Included in cost of revenues	$1.0	$1.3
Included in other expense, net	16.7	(0.5)

Gains and losses recognized on foreign currency exchange contracts are included in the consolidated statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments

The carrying amount and fair value of the company’s notes receivable and debt obligations are as follows:

	March 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$3.8	$3.8	$4.7	$4.7

Debt Obligations:
Senior notes	7,015.7	7,360.9	7,019.5	7,455.2
Commercial paper	50.0	50.0	50.0	50.0
Other	52.7	52.7	54.8	54.8

	$7,118.4	$7,463.6	$7,124.3	$7,560.0

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 12.	Supplemental Cash Flow Information

	Three Months Ended
	March 30,	March 31,
(In millions)	2013	2012

Non-cash Activities
Fair value of available-for-sale investments contributed to defined benefit plans	$27.1	$—

Declared but unpaid dividends	$54.7	$48.0

Issuance of stock upon vesting of restricted stock units	$50.5	$26.1

Note 13.	Restructuring and Other Costs, Net

Restructuring and other costs in the first three months of 2013 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe.

As of May 3, 2013, the company has identified restructuring actions that will result in additional charges of approximately $70 million, primarily in the remainder of 2013.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

First Three Months of 2013

During the first three months of 2013, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.8	$12.2	$0.2	$—	$13.2
Selling, General and Administrative Expenses	1.3	—	—	—	1.3
Restructuring and Other Costs, Net	9.5	6.7	4.8	0.5	21.5

	$11.6	$18.9	$5.0	$0.5	$36.0

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

In the first three months of 2013, the Analytical Technologies segment recorded $11.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.8 million for accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $1.3 million for transaction costs related to the pending acquisition of Life Technologies Corporation (Note 15); and $9.5 million of other restructuring costs, net, $9.2 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $7.9 million of severance for approximately 170 employees; $0.7 million of abandoned facility costs; and $0.6 million of other cash costs, primarily for moving expenses associated with facility consolidations. The segment also recorded $0.3 million of non-cash expense for a writedown to estimated disposal value of real estate held for sale.

Specialty Diagnostics

In the first three months of 2013, the Specialty Diagnostics segment recorded $18.9 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $12.2 million primarily for the sale of inventories revalued at the date of acquisition and $6.7 million of other restructuring costs, all of which were cash costs primarily associated with headcount reductions. The cash costs consisted of $6.5 million of severance for approximately 75 employees and $0.2 million of other cash costs.

Laboratory Products and Services

In the first three months of 2013, the Laboratory Products and Services segment recorded $5.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.2 million for accelerated depreciation at facilities closing due to real estate consolidation and $4.8 million of other restructuring costs, net, $5.0 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $3.8 million of severance for approximately 70 employees; $0.5 million of abandoned facility costs; and $0.7 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $0.2 million of non-cash income for a gain on sale of real estate.

Corporate

In the first three months of 2013, the company recorded $0.5 million of net restructuring and other charges, all of which were cash costs primarily for severance at its corporate operations and abandoned facility costs for a corporate facility.

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

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2012 Restructuring Plans
Balance At December 31, 2012	$4.2	$5.9	$0.4	$10.5
Costs incurred in 2013 (b)	0.2	0.3	—	0.5
Reserves reversed	(0.1)	—	—	(0.1)
Payments	(2.9)	(1.0)	—	(3.9)
Currency translation	—	(0.2)	—	(0.2)

Balance At March 30, 2013	$1.4	$5.0	$0.4	$6.8

2012 Restructuring Plans
Balance At December 31, 2012	$15.8	$2.4	$2.4	$20.6
Costs incurred in 2013 (b)	1.1	0.6	1.3	3.0
Reserves reversed	(1.0)	—	(0.2)	(1.2)
Payments	(4.6)	(1.8)	(3.1)	(9.5)
Currency translation	(0.3)	—	(0.1)	(0.4)

Balance At March 30, 2013	$11.0	$1.2	$0.3	$12.5

2013 Restructuring Plans
Costs incurred in 2013 (b)	$18.2	$0.6	$0.4	$19.2
Payments	(5.8)	(0.2)	(0.3)	(6.3)
Currency translation	(0.4)	—	—	(0.4)

Balance At March 30, 2013	$12.0	$0.4	$0.1	$12.5

(a)	Other includes employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Excludes an aggregate of $0.1 million of non-cash charges, net, which are detailed by segment above.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2013; and abandoned-facility payments, over lease terms expiring through 2018.

Note 14.	Discontinued Operations

In June 2012, in an effort to exit a non-core business, the company’s senior management made a decision to pursue a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company completed the sale in October 2012 for nominal proceeds. The results of the laboratory workstations business have been classified and presented as discontinued operations in the accompanying financial statements. Prior period results have been adjusted to conform to this presentation.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Operating results of the laboratory workstations business were as follows:

Three Months Ended
March 31,
(In millions)	2012

Revenues	$47.9
Pre-tax Income (Loss)	(6.1)

In the first quarter of 2013, the company recorded an after-tax charge of $4.2 million for the estimated cost to raze certain abandoned facilities of the discontinued operations prior to the planned sale of the related land.

Note 15.	Subsequent Event

On April 14, 2013, the company entered into an agreement to acquire Life Technologies Corporation for $76.00 in cash per fully diluted common share, or approximately $13.6 billion, plus the assumption of net debt at close ($2.2 billion as of year-end 2012). The transaction, which is expected to close in early 2014, is subject to a vote by Life Technologies shareholders and satisfaction of certain other customary closing conditions, including the receipt of certain regulatory approvals. The company has obtained committed 364-day unsecured bridge financing totaling $12.5 billion and currently expects to fund the $13.6 billion purchase price with a combination of cash on hand and future long-term debt issuances totaling $9.5 to $10.0 billion and cash from issuance of equity of up to $4.0 billion. Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.8 billion in 2012.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements also include without limitation statements relating to our recently announced agreement to acquire Life Technologies, the satisfaction of conditions precedent to, and the consummation of, our acquisition of Life Technologies, and our ability to secure regulatory approvals and Life Technologies’ ability to obtain the approval of its shareholders, in each case including the timing thereof. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report.

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

Recent and Pending Acquisitions

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2012 and its pending acquisition of Life Technologies Corporation (“Life Technologies”). The company’s principal 2012 acquisitions are described below.

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

In addition, on April 14, 2013, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Life Technologies providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of Life Technologies by the company (the “Life Technologies Acquisition”) at a price of approximately $13.6 billion in cash ($76.00 per share), plus the assumption of certain Life Technologies indebtedness (Note 15). Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.8 billion in 2012.

If the Life Technologies Acquisition does not close by January 14, 2014, by reason of the failure to obtain certain required antitrust approvals, the cash price per share will increase by $0.0062466 per day during the period commencing on, and including, January 14, 2014, and ending on, and including, the closing date.

    The Merger Agreement contains customary representations and warranties from both Life Technologies and the company, and also contains customary covenants. The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, a change in the recommendation of the board of directors of Life Technologies or a termination of the Merger Agreement by Life Technologies to enter into an agreement for a “superior proposal”, Life Technologies will pay the company a cash termination fee of $485 million.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent and Pending Acquisitions (continued)

The completion of the Life Technologies Acquisition is subject to certain customary conditions, including Life Technologies stockholder approval and the receipt of certain required antitrust approvals. Each of the company’s and Life Technologies’ obligation to complete the Life Technologies Acquisition is also subject to certain additional customary conditions, including (i) the accuracy of the representations and warranties of the other party, subject to certain materiality qualifiers (ii) performance in all material respects by the other party of its obligations under the Merger Agreement, and (iii), in the case of the company’s obligations to complete the Life Technologies Acquisition, there not having been any effect, change, event, circumstance, or occurrence that has had or would reasonably be expected to have a Material Adverse Effect (as such term is defined in the Merger Agreement) on Life Technologies. The Life Technologies Acquisition is not conditioned upon the company’s receipt of financing.

The company executed a commitment letter, dated April 14, 2013, with JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC that provides a commitment for a $12.5 billion 364-day unsecured bridge loan facility (the “Bridge Facility”).The company ultimately expects to finance the purchase price with a combination of cash on the company’s balance sheet and new debt totaling $9.5 to $10.0 billion and cash from issuance of equity of up to $4.0 billion.

Overview of Results of Operations and Liquidity

In February 2013, in connection with a change in management responsibility for two product lines with aggregate annual revenues of approximately $100 million, the company transferred its water analysis and research serum media product lines to the Laboratory Products and Services segment from the Analytical Technologies segment. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect these transfers.

	Three Months Ended
	March 30,		March 31,
(Dollars in millions)	2013		2012

Revenues
Analytical Technologies	$977.8	30.6%	$980.0	32.1%
Specialty Diagnostics	805.6	25.2%	731.9	23.9%
Laboratory Products and Services	1,544.3	48.4%	1,475.8	48.3%
Eliminations	(136.2)	(4.2)%	(130.9)	(4.3)%

	$3,191.5	100%	$3,056.8	100%

Sales in the first quarter of 2013 were $3.19 billion, an increase of $135 million from the first quarter of 2012. Aside from the effects of currency translation and acquisitions (discussed in total and by segment below), revenues in 2013 increased $80 million (3%) over 2012 revenues primarily due to increased demand. Demand from pharma and biotech customers was strong while sales growth from customers in academic and government markets as well as industrial markets was slightly negative in the first quarter of 2013. The company expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. and Europe. The company expects slowness in industrial markets will continue in the near term due in part to macro economic conditions.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview of Results of Operations and Liquidity (continued)

In the first quarter of 2013, total company operating income and operating income margin were $387 million and 12.1%, respectively, compared with $362 million and 11.8%, respectively, in 2012. The increase in operating income and operating income margin was primarily due to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on incremental sales from acquisitions and $13 million of lower acquisition-related charges in 2013. The increase was offset in part by commercial investments, an increase in amortization expense of $8 million in 2013, primarily related to the acquisitions of One Lambda and Doe & Ingalls, and imposition of a medical device excise tax in 2013. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

The company’s effective tax rates were 0.6% and 9.7% in the first quarter of 2013, and 2012, respectively. In the first quarter of 2013, the company implemented tax planning initiatives related to a non-U.S. subsidiary and a portion of the resulting U.S. foreign tax credit relates to income taxed in prior periods. This portion, $15.0 million, is a discrete item that reduced the company’s effective tax rate by 4.4 percentage points in the first quarter of 2013. The decrease in the effective tax rate was also due in part to the U.S. Congress’ renewal in January 2013 of a tax credit for 2012 research and development activities and, to a lesser extent, increased earnings in lower tax jurisdictions. The tax credit for 2012 research and development activities favorably affected the tax provision in the first quarter of 2013 by $7.5 million, or 2.2 percentage points. Congress also renewed this tax credit for 2013 research and development activities and the resulting benefit will be recorded throughout 2013 as a reduction of the company’s estimated effective tax rate. The company expects its effective tax rate in 2013 will be between 5% and 7% based on currently forecasted rates of profitability in the countries in which the company conducts business.

Income from continuing operations increased to $341 million in the first quarter of 2013, from $281 million in the first quarter of 2012, primarily due to increased operating income, lower income taxes and realized gains on available-for-sale investments (Note 4), offset in part by higher interest expense associated with debt to fund acquisitions.

During the first three months of 2013, the company’s cash flow from operations totaled $298 million (after deducting $1 million used by discontinued operations), compared with $392 million (after deducting $6 million used by discontinued operations) for the first three months of 2012. The decrease resulted primarily from higher increases in working capital items offset in part by higher income before amortization and depreciation in 2013 compared to 2012.

As of March 30, 2013, the company’s short-term debt totaled $394 million, including $50 million of commercial paper obligations and $303 million of senior notes, due February 2014. The company has a revolving credit facility with a bank group that provides up to $1.5 billion of unsecured multi-currency revolving credit consisting of a $1 billion 5-year credit agreement, with the ability to request an additional $500 million. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 30, 2013, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $53 million as a result of outstanding letters of credit.

The company believes that its existing cash and short-term investments of $1.01 billion as of March 30, 2013, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreements are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months. As described in detail above, in connection with the Life Technologies Acquisition, the company expects to incur significant additional indebtedness and to issue additional equity or equity-linked securities.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2012, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first three months of 2013.

Results of Operations

First Quarter 2013 Compared With First Quarter 2012

Continuing Operations

	Three Months Ended
	March 30,	March 31,	Total	Currency	Acquisitions/
(In millions)	2013	2012	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$977.8	$980.0	$(2.2)	$(12.0)	$4.4	$5.4
Specialty Diagnostics	805.6	731.9	73.7	(5.8)	47.9	31.6
Laboratory Products and Services	1,544.3	1,475.8	68.5	(4.9)	24.6	48.8
Eliminations	(136.2)	(130.9)	(5.3)	0.5	—	(5.8)

Consolidated Revenues	$3,191.5	$3,056.8	$134.7	$(22.2)	$76.9	$80.0

Sales in the first quarter of 2013 were $3.19 billion, an increase of $135 million from the first quarter of 2012. The unfavorable effects of currency translation resulted in a decrease in revenues of $22 million in 2013. Sales increased $77 million due to acquisitions. Aside from the effects of currency translation and acquisitions, revenues increased $80 million (3%) primarily due to increased demand offset in part by modestly lower sales to customers in academic and government markets as well as industrial markets. Sales growth was strong in Asia, moderate in North America and slightly negative in Europe. The company expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. and Europe. The company expects slowness in industrial markets will continue in the near term due in part to macro economic conditions.

In the first quarter of 2013, total company operating income and operating income margin were $387 million and 12.1%, respectively, compared with $362 million and 11.8%, respectively, in 2012. The increase in operating income and operating income margin was primarily due to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on incremental sales from acquisitions and $13 million of lower acquisition-related charges in 2013. The increase was offset in part by commercial investments, an increase in amortization expense of $8 million in 2013, primarily related to the acquisitions of One Lambda and Doe & Ingalls, and imposition of a medical device excise tax in 2013. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) processes, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

In the first quarter of 2013, the company recorded restructuring and other costs, net, of $36 million, including $13 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs related to the pending acquisition of Life Technologies. The company incurred $21 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S. and Europe (see Note 13).

In the first quarter of 2012, the company recorded restructuring and other costs, net, of $31 million, including $27 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and $8 million as a reduction of selling, general and administrative expenses primarily for a gain from settlement with a product liability insurer. The company incurred $14 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that were being consolidated, such as the consolidation of several U.S. facilities.

As of May 3, 2013, the company has identified restructuring actions that will result in additional charges of approximately $70 million primarily in 2013 and expects to identify additional actions during the remainder of 2013. The restructuring actions for which charges were incurred in the first three months of 2013 are expected to result in annual cost savings of approximately $30 million.

On February 3, 2012, the Internal Revenue Service issued proposed regulations that provide guidance on the excise tax imposed on the sale of medical devices under Internal Revenue Code Section 4191. The tax applies to the sale in the U.S. of certain medical devices by a manufacturer, producer or importer of the device. The tax is in the amount of 2.3% of the sale price and applies to all devices sold beginning January 1, 2013. The medical devices excise tax increased cost of product revenues by $5 million in the first quarter of 2013. The company currently expects that imposition of the tax will result in an increase in cost of product revenues of approximately $20 million for all of 2013.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

	Three Months Ended
	March 30,	March 31,
(Dollars in millions)	2013	2012	Change

Revenues
Analytical Technologies	$977.8	$980.0	0%
Specialty Diagnostics	805.6	731.9	10%
Laboratory Products and Services	1,544.3	1,475.8	5%
Eliminations	(136.2)	(130.9)	4%

Consolidated Revenues	$3,191.5	$3,056.8	4%

Segment Income
Analytical Technologies	$176.1	$178.8	(2)%
Specialty Diagnostics	221.7	186.9	19%
Laboratory Products and Services	217.3	210.8	3%

Subtotal Reportable Segments	615.1	576.5	7%

Cost of Revenues Charges	(13.2)	(26.6)
Selling, General and Administrative Charges (Income), Net	(1.3)	7.7
Restructuring and Other Costs, Net	(21.5)	(12.2)
Amortization of Acquisition-related Intangible Assets	(192.0)	(183.9)

Consolidated Operating Income	$387.1	$361.5	7%

Reportable Segments Operating Income Margin	19.3%	18.9%

Consolidated Operating Income Margin	12.1%	11.8%

Income from the company’s reportable segments increased 7% to $615 million in the first quarter of 2013 due primarily to productivity improvements, net of inflationary costs increases, and, to a lesser extent, profit on incremental sales from acquisitions.

   Analytical Technologies

	Three Months Ended
	March 30,	March 31,
(Dollars in millions)	2013	2012	Change

Revenues	$977.8	$980.0	0%

Operating Income Margin	18.0%	18.2%	(0.2)

Sales in the Analytical Technologies segment decreased $2 million to $978 million in the first quarter of 2013. Sales decreased $12 million due to the unfavorable effects of currency translation. These decreases were offset in part by increases of $5 million (1%) due to higher revenues at existing businesses and $4 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand for bioscience products and, to a lesser extent, environmental instruments, offset in part by lower sales of chemical analysis products which the company believes were affected by macro economic conditions facing customers in industrial markets.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating income margin was 18.0% in the first quarter of 2013 and 18.2% in the first quarter of 2012. The decrease resulted from commercial investments, unfavorable sales mix and unfavorable foreign currency exchange, offset in part by productivity improvements, net of inflationary cost increases.

   Specialty Diagnostics

	Three Months Ended
	March 30,	March 31,
(Dollars in millions)	2013	2012	Change

Revenues	$805.6	$731.9	10%

Operating Income Margin	27.5%	25.5%	2.0

Sales in the Specialty Diagnostics segment increased $74 million to $806 million in the first quarter of 2013. Sales increased $48 million due to acquisitions and $32 million (4%) due to higher revenues at existing businesses. These increases were offset in part by a decrease of $6 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand, particularly for clinical diagnostics and, to a lesser extent, microbiology products in part as a result of a strong flu season.

Operating income margin was 27.5% in the first quarter of 2013 and 25.5% in the first quarter of 2012. The increase resulted from profit on incremental sales from acquisitions and, to a lesser extent, at existing businesses as well as productivity improvements, net of inflationary cost increases. The increases were offset in part by commercial investments and imposition of a medical device excise tax in 2013.

   Laboratory Products and Services

	Three Months Ended
	March 30,	March 31,
(Dollars in millions)	2013	2012	Change

Revenues	$1,544.3	$1,475.8	5%

Operating Income Margin	14.1%	14.3%	(0.2)

Sales in the Laboratory Products and Services segment increased $69 million to $1.54 billion in the first quarter of 2013. Sales increased $49 million (3%) due to higher revenues at existing businesses and $25 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $5 million in 2013. The increase in revenue at existing businesses was primarily due to increased demand for clinical trial logistics services. The increase in demand was offset in part by modestly lower sales of laboratory products, particularly to customers in academic and government markets.

Operating income margin was 14.1% in the first quarter of 2013 and 14.3% in the first quarter of 2012. The decrease was primarily due to commercial investments and unfavorable sales mix offset in part by productivity improvements, net of inflationary cost increases.

Other Expense, Net

The company reported other expense, net, of $44 million and $50 million in the first quarter of 2013 and 2012, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries, investment gains and losses, and other items, net. In the first quarter of 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million. Interest expense increased $7 million primarily due to the debt issued to fund the One Lambda acquisition.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Provision for Income Taxes

The company’s effective tax rates were 0.6% and 9.7% in the first quarter of 2013, and 2012, respectively. In the first quarter of 2013, the company implemented tax planning initiatives related to a non-U.S. subsidiary and a portion of the resulting U.S. foreign tax credit relates to income taxed in prior periods. This portion, $15.0 million, is a discrete item that reduced the company’s effective tax rate by 4.4 percentage points in the first quarter of 2013. The decrease in the effective tax rate was also due in part to the U.S. Congress’ renewal in January 2013 of a tax credit for 2012 research and development activities and, to a lesser extent, increased earnings in lower tax jurisdictions. The tax credit for 2012 research and development activities favorably affected the tax provision in the first quarter of 2013 by $7.5 million, or 2.2 percentage points. Congress also renewed this tax credit for 2013 research and development activities and the resulting benefit will be recorded throughout 2013 as a reduction of the company’s estimated effective tax rate. The company expects its effective tax rate in 2013 will be between 5% and 7% based on currently forecasted rates of profitability in the countries in which the company conducts business.

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective for the company in 2013. Adoption of this standard, which is related to disclosure only, did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance became effective for the company in 2013. Adoption of this standard did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued new guidance which requires enhanced disclosures on offsetting amounts within the balance sheet, including disclosing gross and net information about instruments and transactions eligible for offset or subject to a master netting or similar agreement. Adoption of this standard, which is related to disclosure only, did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Consolidated working capital was $2.83 billion at March 30, 2013, compared with $2.74 billion at December 31, 2012. Included in working capital were cash, cash equivalents and short-term investments of $1.01 billion at March 30, 2013 and $855 million at December 31, 2012. The increase in working capital is primarily due to earnings before amortization and depreciation and, to a lesser extent, proceeds from the issuance of the company’s common stock under employees’ stock plans, offset in part by the repurchase of the company’s common stock.

First Three Months of 2013

Cash provided by operating activities was $298 million during the first three months of 2013. Increases in accounts receivable and inventories used cash of $131 million and $68 million, respectively, primarily to support growth in sales. A decrease in other liabilities used cash of $89 million, primarily due to the timing of payments for company-wide incentive compensation. An increase in other assets used cash of $27 million primarily for prepaid expenses. An increase in accounts payable provided cash of $43 million, primarily due to higher inventory purchases. The company made cash contributions to its pension and postretirement benefit plans totaling $20 million during the first three months of 2013. Cash payments for income taxes of continuing operations totaled $8 million during the first three months of 2013, compared with $49 million in the prior year, primarily related to refunds due from 2012. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $20 million during the first three months of 2013.

During the first three months of 2013, the company’s primary investing activity was the purchase $66 million of property, plant and equipment.

The company’s financing activities used $28 million of cash during the first three months of 2013, principally for the repurchase of $90 million of the company’s common stock and the payment of $54 million in cash dividends. The company’s financing activities also included $102 million of proceeds from employee stock option exercises. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1 billion of the company’s common stock beginning January 1, 2013. At March 30, 2013, $910 million was available for future repurchases of the company’s common stock under this authorization. Following the announcement of the agreement to acquire Life Technologies, the company suspended repurchases of its common stock.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2013, such expenditures will approximate between $300 to $325 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2012 and March 30, 2013. As discussed above, in April 2013, the company entered an agreement to acquire Life Technologies.

As of March 30, 2013, the company’s short-term debt totaled $394 million, including $50 million of commercial paper obligations and $303 million of senior notes, due February 2014. The company has a revolving credit facility with a bank group that provides up to $1.5 billion of unsecured multi-currency revolving credit consisting of a $1 billion 5-year credit agreement, with the ability to request an additional $500 million. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 30, 2013, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $53 million as a result of outstanding letters of credit.

Approximately half of the company’s cash balances and cash flows from operations are from outside the U.S. The company uses its non-U.S. cash for needs outside of the U.S. including acquisitions and repayment of acquisition-related intercompany debt to the U.S. In addition, the company also transfers cash to the U.S. using non-taxable returns of capital as well as dividends where the related U.S. foreign tax credit equals or exceeds any tax cost arising from the dividends. As a result of using such means of transferring cash to the U.S., the company does not expect any adverse liquidity effects from its significant non-U.S. cash balances for the foreseeable future.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

The company believes that its existing cash and short-term investments of $1.01 billion as of March 30, 2013, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreements are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months. As described in detail above, in connection with the Life Technologies Acquisition, the company expects to incur significant additional indebtedness and to issue additional equity or equity-linked securities.

First Three Months of 2012

Cash provided by operating activities was $392 million during the first three months of 2012. Increases in accounts receivable and inventories used cash of $58 million and $77 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $34 million primarily for prepaid expenses. An increase in accounts payable provided cash of $67 million, primarily due to higher inventory purchases. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $19 million during the first three months of 2012.

During the first three months of 2012, the company’s primary investing activities was the purchase of property, plant and equipment. The company expended $69 million for purchases of property, plant and equipment.

The company’s financing activities used $585 million of cash during the first three months of 2012, principally for the reduction of borrowings under the company’s commercial paper program and the repurchase of $300 million of the company’s common stock. Outstanding borrowings under the commercial paper program decreased $350 million during the first three months of 2012. The company’s financing activities in the first three months of 2012 also included $55 million of proceeds from employee stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2012.

Item 4.           Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of March 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of March 30, 2013, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

THERMO FISHER SCIENTIFIC INC.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 30, 2013, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. The U.S. Government has been unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011. As a result, on March 1, 2013, an enforcement mechanism known as sequestration went into effect, which will trigger a total of $1.2 trillion in spending reductions over the next decade, divided between domestic and defense spending. Unless Congress and the Administration take further action, government funding would be reduced for certain of our customers, including those who are dependent on funding from the National Institutes of Health, which would likely have a significant effect on these entities’ spending policies. These policies in turn can have a significant effect on the demand for our products.

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2012, currency translation had an unfavorable effect of $227 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, and in the first three months of 2013, currency translation had an unfavorable effect on revenues of our continuing operations of $22 million.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Our inability to complete pending acquisitions or to successfully integrate any new or previous acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. On April 14, 2013, we entered into an agreement to acquire Life Technologies. Certain acquisitions, including the Life Technologies Acquisition, may be difficult to complete for a number of reasons, including the need for antitrust and/or other regulatory approvals. Any acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company. Further, we may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (tradenames) on our balance sheet, which amount to approximately $12.44 billion and $1.34 billion, respectively, as of March 30, 2013. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Our debt may restrict our investment opportunities or limit our activities. As of March 30, 2013, we had approximately $7.12 billion in outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $1.0 billion of unsecured multi-currency revolving credit with the ability to request an additional $500 million. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Regulatory approvals necessary for our acquisition of Life Technologies may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the transaction. Before our acquisition of Life Technologies may be completed, we must obtain certain required regulatory approvals, waivers or consents. These regulators may impose conditions on the completion of the transaction or require changes to the terms of the transaction. Such conditions or changes could have the effect of delaying or preventing completion of the transaction, causing the company to incur additional costs or limiting the revenues of the combined company following the transaction, any of which might have an adverse effect on the combined company following the transaction.

Combining Life Technologies with Thermo Fisher may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the transaction may not be fully realized. The success of the transaction between Thermo Fisher and Life Technologies, including the realization of anticipated benefits and cost savings, will depend, in part, on Thermo Fisher’s ability to successfully combine the businesses of Thermo Fisher and Life Technologies. It is possible that the integration process could result in the loss of key employees or the disruption of each company’s ongoing businesses or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with clients, customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect Thermo Fisher’s ability to successfully conduct its business in the markets in which Life Technologies now operates, which could have an adverse effect on Thermo Fisher’s financial results and the value of its common stock. If Thermo Fisher experiences difficulties with the integration process, the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Thermo Fisher and Life Technologies during this transition period and for an undetermined period after completion of the transaction on the combined company.

Thermo Fisher and Life Technologies will be subject to business uncertainties while the transaction is pending. Uncertainty about the effect of the transaction between Thermo Fisher and Life Technologies on employees, customers and suppliers may have an adverse effect on Thermo Fisher prior to closing or the combined company after completion of the transaction. These uncertainties may impair Thermo Fisher’s or Life Technologies’ ability to attract, retain and motivate key personnel until the transaction is completed, and could cause customers, suppliers and others that deal with Thermo Fisher or Life Technologies to seek to change existing business relationships with Thermo Fisher or Life Technologies. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Thermo Fisher or Life Technologies, Thermo Fisher’s business or the business of the combined company after completion of the transaction could be harmed.

Termination of the merger agreement with Life Technologies could negatively impact us. If the merger agreement between Thermo Fisher and Life Technologies is terminated, there may be various consequences. For example, Thermo Fisher’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to management’s focus on the Life Technologies Acquisition, without realizing any of the anticipated benefits of completing the transaction. Additionally, if the merger agreement is terminated, the market price of Thermo Fisher’s common stock could decline to the extent that the current market price reflects an assumption that the transaction will be completed. In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with Life Technologies. If the transaction is not completed, we would have recognized these expenses without realizing the expected benefits of the transaction.

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

If we consummate the Life Technologies Acquisition, we will be required to incur a substantial amount of additional indebtedness and issue equity or equity-linked securities, which could have an adverse effect on our financial health and make it more difficult for us to obtain additional financing in the future. We currently expect to finance the $13.6 billion purchase price for the Life Technologies Acquisition with a combination of $9.5 - $10 billion of cash and debt and up to $4 billion of equity financing. Incurrence of additional debt may have an adverse effect on our financial condition and may limit our ability to obtain financing in the future. Furthermore, the issuance of equity and equity-linked securities may result in substantial dilution to our existing stockholders and may have a material adverse effect on the market price of our common stock.

Additionally, if we fail to realize the expected benefits from the Life Technologies Acquisition or if the financial performance of Life Technologies does not meet our current expectations, it may make it more difficult for us to service our debt and our results of operations may fail to meet expectations. We may have to obtain financing under the Bridge Facility if we cannot secure the permanent financing we currently expect to obtain. The interest rates and other financial terms for debt incurred pursuant to the Bridge Facility or to replace or refinance any debt incurred under it would generally be less favorable than the permanent financing arrangements that we contemplate. In addition, the Bridge Facility imposes various covenants and restrictions upon us that would apply in the event we obtained financing under it.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s first quarter of 2013 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal January (Jan. 1 – Feb. 2)	840,000	$67.74	840,000	$943.1
Fiscal February (Feb. 3 – Mar. 2)	377,600	73.81	377,600	915.2
Fiscal March (Mar. 3 – Mar. 30)	67,800	74.81	67,800	910.2

Total First Quarter	1,285,400	$69.89	1,285,400	$910.2

(1) On November 8, 2012, the company announced a repurchase program authorizing the purchase of up to $1 billion of the company's common stock beginning January 1,
      2013. All of the shares of common stock repurchased by the company during the first quarter of 2013 were purchased under this program.

Item 5.	Other Events

On May 1, 2013, the company entered into new executive change in control agreements (the “agreements”) with its executive officers (other than Marc Casper). These executive officers’ existing change in control agreements expire in May 2013. The new agreements expire in May 2018. In November 2009, in connection with his appointment as President and Chief Executive Officer of the company, Mr. Casper and the company entered into a change in control agreement, which continues in effect during his tenure as CEO.

THERMO FISHER SCIENTIFIC INC.

The new change in control agreements provide cash and other severance benefits if there is a change in control of the company and the executive officer’s employment is terminated by the company without “cause” or by the individual for “good reason,” as those terms are defined in the agreement, in each case within 18 months thereafter. For purposes of these agreements, a change in control exists upon (i) the acquisition by any person of 50% or more of the outstanding common stock or voting securities of the company; (ii) the failure of the board to include a majority of directors who are “continuing directors,” which term is defined to include directors who were members of the board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were “continuing directors” at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving the company or the sale or other disposition of all or substantially all of the assets of the company unless immediately after such transaction: (a) all holders of common stock immediately prior to such transaction own more than 50% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and (b) no person after the transaction owns 50% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of the company.

The change in control agreements provide that, upon a qualifying termination, the executive would be entitled to (A) a lump sum payment equal to (1) two multiplied by (2) the sum of (x) the higher of the executive’s annual base salary as in effect immediately prior to the “measurement date” or the “termination date,” as those terms are defined therein, and (y) the higher of the executive’s target bonus as in effect immediately prior to the measurement date or the termination date, and (B) a pro rata bonus for the year of termination, based on the higher of the executive’s target bonus as in effect immediately prior to the measurement date or the termination date. In addition, the executive would be provided continuing medical, dental and life insurance benefits for a period of two years, after such termination. The company would also provide outplacement services through an outside firm to the executive up to an aggregate of $20,000. Unlike the expiring change in control agreements, the new agreements do not contain a tax gross-up provision.

Item 6.	Exhibits

See Exhibit Index on page 47.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of May 2013.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX
Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of April 14, 2013, among Life Technologies Corporation, Thermo Fisher Scientific Inc. and Polpis Merger Sub Co. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 16, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.1	Form of Executive Change in Control Agreement for Officers.*

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 30, 2013, and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 30, 2013 and March 31, 2012, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 30, 2013 and March 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012, (v) Consolidated Statement of Shareholders’ Equity for the three months ended March 30, 2013 and March 31, 2012 and (vi) Notes to Consolidated Financial Statements.